Form 10-K
period 1996-12-31
NU SKIN ASIA PACIFIC INC
filed 1997-03-18
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to ______________

                        Commission file number 333-12073


                           Nu Skin Asia Pacific, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                             87-0565309
            (State or Other Jurisdiction                 (I.R.S. Employer
          of Incorporation or Organization)             Identification No.)
         75 West Center Street, Provo, Utah                   84601
      (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code    (801) 345-6100
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                  Name of Each Exchange on Which Registered
Class A Common Stock                           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:


                                (Title of Class)


                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

    As of March 3, 1997, the aggregate market value of the voting stock held by non-affiliates of the Company was $339,777,427.

    As of March 3, 1997, 11,723,011 shares of the Company's Class A Common Stock, $.001 par value per share, 71,696,675 shares of the Company's Class B Common Stock, $.001 par value per share, and no shares of the Company's Preferred Stock, $.001 par value per share, were outstanding.


                           NU SKIN ASIA PACIFIC, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            Page

PART I   ......................................................................1
         ITEM 1.     BUSINESS..................................................1
         ITEM 2.     PROPERTIES...............................................34
         ITEM 3.     LEGAL PROCEEDINGS........................................35
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......35

PART II  .....................................................................36
         ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS......................................36
         ITEM 6.     SELECTED FINANCIAL DATA..................................37
         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS......................39
         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............47
         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE......................47

PART III .....................................................................48
         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......48
         ITEM 11.    EXECUTIVE COMPENSATION...................................51
         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT...............................................56
         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........59

PART IV  .....................................................................62
         ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                     FORM 8-K.................................................62


                                     PART I

ITEM 1.        BUSINESS

General

     Nu Skin Asia Pacific, Inc., a Delaware corporation founded in September 1996 (the "Company"), is a network marketing company involved in the distribution and sale of personal care and nutritional products. The Company is the exclusive distribution vehicle for Nu Skin International, Inc. ("NSI") in the countries of Japan, Taiwan, Hong Kong (including Macau), South Korea and Thailand, where the Company currently has operations, and in Indonesia, Malaysia, the Philippines, the People's Republic of China ("PRC"), Indonesia, Singapore and Vietnam, where operations have not yet commenced. The Company's products are specifically designed for the network marketing distribution channel. The Company markets its personal care products under the trademark "Nu Skin" and its nutritional products under the trademark "Interior Design Nutritionals" (IDN). The Nu Skin personal care product lines include facial care, body care, hair care and color cosmetics, as well as specialty products such as sun protection, oral hygiene and fragrances. The IDN product lines include nutritional supplements, weight management products and nutritious snacks, sports nutrition products and botanicals.

     In Japan, Taiwan and Hong Kong, the Company currently offers most of NSI's personal care products and approximately one-third of NSI's nutritional products. In South Korea and Thailand, the Company currently offers one-third of NSI's personal care products and none of the nutritional products. The Company intends to expand its product offerings with existing NSI products and to introduce new products tailored to specific markets.

     The Company was incorporated on September 4, 1996. On November 20, 1996, the stockholders of Nu Skin Japan Company, Limited ("Nu Skin Japan"), Nu Skin Taiwan, Inc. ("Nu Skin Taiwan"), Nu Skin Hong Kong, Inc. ("Nu Skin Hong Kong"), Nu Skin Korea, Inc. ("Nu Skin Korea") and Nu Skin Personal Care (Thailand), Inc. ("Nu Skin Thailand") contributed their shares of capital stock to the capital of the Company in a transaction (the "Reorganization ") intended to qualify under
Section 351 of the Internal Revenue Code of 1986, as amended (the "Code"), in exchange for shares of the Company's Class B Common Stock, par value $.001 per share (the "Class B Common Stock"). Prior to the Reorganization, all of the outstanding shares of such companies were held by these stockholders (the "Original Stockholders"). As a result of the Reorganization, each of the above-listed companies became a wholly-owned subsidiary of the Company.

     In November 1996, the Company and certain selling stockholders sold a total of 10,465,000 shares of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock," and, together with the Class B Common Stock, the "Common Stock "), in underwritten public offerings (the "Underwritten Offerings"). The Company issued and sold 4,750,000 shares of Class A Common Stock as part of this transaction. In December 1996, in non-underwritten offerings (the "Rule 415 Offerings," and, together with the Underwritten Offerings, the "Offerings") pursuant to Rule 415 of the Securities Act of 1933, as amended (the "1933 Act"): (i) NSI offered to qualifying NSI distributors options (the "Distributor Options") to purchase 1,605,000 shares of Class A Common Stock; (ii) the Company offered 1,605,000 shares of Class A Common Stock to be issued upon the exercise of the Distributor Options; (iii) the Company offered to its employees 109,000 shares of Class A Common Stock in connection with the awarding of employee stock bonus awards; and (iv) NSI and certain of its affiliates offered 1,250,000 shares of Class A Common Stock to their employees as stock bonus awards. The 1,605,000 shares of Class A Common Stock underlying the Distributor Options are held by the Company for issuance upon the exercise of the Distributor Options. The Distributor Options are expected to become exercisable in January 1998 and will remain exercisable until December 31, 2001. In November and December 1996, the Company made stock bonus awards to certain of its employees for an aggregate of 109,000 shares of Class A Common Stock and in January 1997 the Company made additional stock bonus awards to certain of its employees for an aggregate of 41,959 shares of Class A Common Stock. The shares of Class A Common Stock underlying each of these stock bonus awards will be issued to the recipient of the award at a rate of 25% per year commencing in November, 1997, subject to certain restrictions. In January 1997, the Company also issued and sold 8,011 shares of Class A Common Stock to three foreign individuals pursuant to Regulation S under the 1933 Act. As of March 3, 1997, the Original Stockholders and certain of their affiliates beneficially owned shares of Common Stock having approximately 98.4% of the combined voting power of the outstanding shares of Common Stock.

     NSI, founded in 1984 and based in Provo, Utah, is engaged in selling personal care and nutritional products and, together with its affiliates, comprises one of the largest network marketing organizations in the world. NSI has provided, and continues to provide, a high level of support services to the Company, including product development, marketing and other managerial support services. Since distributor agreements are entered into between NSI and distributors, all of the distributors who generate revenue for the Company are distributors of NSI. Because of this fact, the Company cannot control who becomes a distributor.

     When used in this Annual Report on Form 10-K and in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance and financial results of the Company. The forward-looking statements and associated risks set forth herein relate to: (i) the expansion of the Company's market share in its current markets; (ii) Company's entrance into new markets; (iii) development of new products and new product lines tailored to appeal to the particular needs of consumers in specific markets; (iv) stimulation of product sales by introducing new products;
(v) opening of new offices, walk-in distribution centers and distributor support centers in certain markets; (vi) promotion of distributor growth, retention and leadership through local initiatives; (vii) upgrading of the Company's technological resources to support distributors; (viii) obtaining of regulatory approvals for certain products, including LifePak; (ix) stimulation of product purchases by inactive distributors through direct mail campaigns; and (x) retention of the Company's earnings for use in the operation and expansion of the Company's business. All forward-looking statements are subject to certain risks and uncertainties, including those discussed under the caption "Certain Business Considerations and Risk Factors" herein, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed under the caption "Certain Business Considerations and Risk Factors" could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Factors and risks that might cause such differences include, but are not limited to, factors related to the Company's reliance upon independent distributors of NSI, the potential effects of adverse publicity, the potential negative impact of distributor actions, government regulation of direct selling activities, government regulation of products and marketing, other regulatory issues, the Company's reliance on certain distributors, the potential divergence of interests between distributors and the Company, the Company's entering new markets, managing the Company's growth, the possible adverse effects on the Company of a change in the status of Hong Kong, the Company's relationship with and reliance on NSI, potential conflicts of interest between the Company and NSI, control of the Company by the Original Stockholders, the anti-takeover effects of dual classes of common stock, the adverse impact on the Company's income of the Distributor Option program, the allocation and vesting of the Distributor Options, the potential decrease in the number of Distributor
Options available, product returns, restrictions on the resale of the shares of Class A Common Stock underlying the Distributor Options, regulatory and taxation risks, the Company's reliance on and the concentration of outside manufacturers, the Company's reliance on the operations of and dividends and distributions from the Subsidiaries, taxation and transfer pricing, the potential increase in distributor compensation expense, seasonal and cyclical trends, variations in operating results, product liability issues, market conditions and competition, the Company's operations outside the U.S., currency risks, import restrictions, duties and regulation of consumer goods, the anti-takeover effects of certain charter, contractual and statutory provisions, dilution and the absence of Company dividends. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

     Unless otherwise noted, references to "Nu Skin Asia Pacific" or the "Company" mean Nu Skin Asia Pacific, Inc., including the Subsidiaries. The "Subsidiaries" means Nu Skin Japan, Nu Skin Taiwan, Nu Skin Hong Kong , Nu Skin Korea and Nu Skin Thailand, collectively. Until September 30, 1994, the Company's fiscal year ended on September 30 of each year. As of October 1, 1994, the Company changed its fiscal year end to December 31 of each year, beginning with the fiscal year ended December 31, 1995.

     Nu Skin(R), Interior Design Nutritionals(TM), IDN(R), a logo consisting of an image of a gold fountain with the words "Nu Skin" below it, and a logo consisting of the stylized letters "IDN" in black and red are trademarks of NSI which are licensed to the Company. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, trademarks and are the property of NSI. All other tradenames and trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

     In this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars, and the terms "United States" and "U.S." mean the United States of America, its states, territories, possessions and all areas subject to its jurisdiction, and references to "yen" and the yen sign are to Japanese yen, and references to "won" are to South Korean won.


Country Profiles

     The following table sets forth the Company's revenue and the total number of active distributors for each of the countries in which the Company operated for the years ended December 31, 1994, 1995 and 1996. This table should be reviewed in connection with the information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which discusses the costs associated with generating the aggregate revenue presented.


Country                                  Year Ended December 31,
                                       1994       1995        1996
                                         (dollars in thousands)
Revenue:
         Japan...................  $172,960   $231,540    $380,044
         Taiwan..................    79,219    105,415     154,564
         South Korea(1)..........        --         --     122,337
         Hong Kong...............    10,880     17,046      17,037
                                   --------   --------    --------
               Total(2)..........  $263,059   $354,001    $673,982
                                   ========   ========    ========


Active Distributors(3)(4):
         Japan...................   106,000    147,000     215,000
         Taiwan..................    53,000     75,000      91,000
         South Korea(1)..........        --         --      57,000
         Hong Kong...............    11,000     14,000      14,000
                                   --------   --------    --------
               Total.............   170,000    236,000     377,000
                                   ========   ========    ========

---------------------------

(1)      The Company commenced operations in South Korea in February 1996.

(2) Operating expenses have increased with the growth of the Company's revenue. However, as a percentage of revenue such expenses have declined due to improved operating leverage. In addition, total revenue does not include sales of certain products to NSI affiliates in Australia and New Zealand of $1.4 million, $4.6 million and $4.6 million in 1994, 1995 and 1996, respectively.

(3) The term "Active Distributors" includes only those distributors who purchased products from the Company during the three months ended as of the date indicated.

(4)      Numbers are rounded to the nearest thousand.

     The following table sets forth certain estimated economic and demographic data in each of the Company's markets. Although the Company believes that the following table provides a useful basis for evaluating the relative size and growth of the economies and populations of the countries in which the Company operates, no assurance can be given that economic or population data in a particular country will indicate what the Company's results of operations will be in that country.

                 1995                                               Real GDP
              Population        1995 GDP           1995 GDP          Growth
Country      (in millions)  (in billions of $)  per capita (in $)  1995/1994 (%)
-------     --------------  ------------------  -----------------  -------------
Japan.........   125.3          $4,645.5            $37,672            0.9%
Taiwan........    21.2             259.9             13,403            6.1
Hong Kong.....     6.2             144.3             26,442            5.0
South Korea...    44.9             446.4             11,422            8.1
Thailand......    60.7             162.7              3,033            8.6

---------------------------

Source:  World Information Services; Country Data Forecasts, March 1996.


     Japan. The Company, through its subsidiary Nu Skin Japan, commenced operations in Japan in April 1993. Network marketing activities and the sale of the Company's products are subject to significant government regulation in Japan. To date, the Company has experienced significant growth in Japan, where revenue increased 34% in 1995 compared to 1994 and 64% in 1996 as compared to 1995. Nu Skin Japan currently offers 52 of the 89 NSI personal care products and 10 of the 36 IDN products, including LifePak, the core IDN product. Additionally, Nu Skin Japan offers 11 personal care products that are manufactured in Japan and are specifically targeted to the Japanese market.

     In support of the Company's growth strategy, Nu Skin Japan intends to (i) focus on internal country development by opening offices in additional Japanese cities, thereby increasing consumer awareness and enhancing the Company's image,
(ii) expand development capacity to develop more products that are particularly suited to the Japanese market, (iii) continue to expand the current product offerings in Japan to include additional NSI products, such as FibreNet and the MHA Product System, which were recently introduced in Japan, and (iv) enhance corporate support of distributors by upgrading information technology resources.

     Taiwan. The Company, through its subsidiary Nu Skin Taiwan, commenced operations in Taiwan in January 1992. The Taiwanese government regulates direct selling activities to a significant extent. For example, the Taiwan government recently enacted tax legislation aimed at ensuring proper tax payments by distributors on their transactions with end consumers. Revenue growth in Taiwan has averaged 59% on an annualized basis since 1993.

     In support of the Company's growth strategy, Nu Skin Taiwan intends to (i) capitalize on the size of the nutritional supplements market by promoting the recently introduced LifePak product and expanding the current product offerings in Taiwan to include additional NSI products, in particular FibreNet, which, subject to regulatory approval, is scheduled for introduction in Taiwan by the end of 1997, (ii) focus more resources on product development specifically for the Taiwan market, and (iii) enhance corporate support of distributors by upgrading information technology resources.

     Hong Kong. The Company, through its subsidiary Nu Skin Hong Kong, commenced operations in Hong Kong in September 1991. Nu Skin Hong Kong currently offers 81 of the 89 NSI personal care products and 13 of the 36 IDN products.

     In February 1995, Macau, a Portuguese colony scheduled to become an SAR of the PRC in 1999, was opened as a new market. Revenue figures for Macau are combined with those of Hong Kong. The Company's Macau office operates under the direction of Nu Skin Hong Kong.

     In support of the Company's growth strategy, Nu Skin Hong Kong intends to
(i) promote distributor growth, retention and leadership development through local initiatives such as a recently opened "distributor business center," which provides offices for distributors to rent, at cost, from which they can conduct business, (ii) seek regulatory approvals for the introduction of LifePak; which is not yet available in Hong Kong, and (iii) stimulate purchases from inactive distributors through direct mail campaigns.

     South Korea. The Company, through its subsidiary Nu Skin Korea, commenced operations in South Korea in February 1996. Nu Skin Korea currently offers 34 of the 89 NSI personal care products and none of the IDN products.

     In support of the Company's growth strategy, Nu Skin Korea intends to (i) continue to add products from NSI's personal care product line to stimulate new sales, (ii) seek regulatory approvals for the introduction of IDN products,
(iii) continue to develop an infrastructure to support a rapidly growing distributor base, including, but not limited to, adding additional walk-in centers in major South Korean cities, and (iv) promote the development of local distributor leadership.

     Thailand. The Company, through its subsidiary Nu Skin Thailand, commenced operations in Thailand on March 13, 1997. Nu Skin Thailand currently offers 26 of the 89 personal care products and none of the IDN products.

     In Thailand, the Company intends to focus on establishing a stable distributor base prior to implementing growth strategies through product line enhancement.

New Market Opportunities

     The Company has developed a low cost, disciplined approach to opening new markets. Each market opening is preceded by a thorough analysis of economic and political conditions, regulatory standards and other business, tax and legal issues. Prior to a market opening, the Company's management team, in conjunction with NSI support personnel, local legal counsel and tax advisors, works to obtain all necessary regulatory approvals and establish facilities capable of meeting distributor needs. This approach, combined with NSI's global distributor compensation plan (the "Global Compensation Plan"), which motivates distributors to sponsor and train other distributors to sell products in new markets, has enabled the Company to quickly and successfully open new markets.

         The Company, as a matter of policy, does not announce the timing of its opening of new markets. The Company is the exclusive distributor of NSI products in Indonesia, Malaysia, the Philippines, the PRC, Singapore and Vietnam. The Company believes that these countries collectively represent significant markets for future expansion. There are, however, significant risks and uncertainties associated with this expansion. The regulatory and political climate in these potential markets is such that a replication of the Company's current operating structure cannot be guaranteed. For example, Malaysia has governmental guidelines that have the effect of limiting foreign ownership of direct selling companies operating in Malaysia to no more than 30%. In addition, because the Company's personal care and nutritional product lines are positioned as premium product lines, the market potential for the Company's product lines in relatively less developed countries, such as the PRC and Vietnam, remains to be determined. Modifications to each product line may be needed to accommodate the market conditions in each country, while maintaining the integrity of the Company's products. No assurances can be given that the Company will be able to make such modifications. Given existing regulatory environments and economic conditions, the Company's entrance into Singapore and Vietnam is not anticipated in the short to mid-term.

Distribution System

     Overview of Distribution System. The foundation of the Company's sales philosophy and distribution system is network marketing. Under most network marketing systems, distributors purchase products for retail sale or personal consumption. Pursuant to the Global Compensation Plan, products are sold exclusively to or through independent distributors who are not employees of the Company or NSI. Distributors contract directly with NSI, and NSI makes such distributors available to the Company through Licensing and Sales Agreements.

     Network marketing is an effective vehicle to distribute the Company's products because (i) a consumer can be educated about a product in person by a distributor, which is more direct than the use of television and print advertisements; (ii) direct sales allow for actual product testing by a potential consumer; (iii) the impact of distributor and consumer testimonials is enhanced; and (iv) as compared to other distribution methods, distributors can give customers higher levels of service and attention, by, among other things, delivering products to a consumer's home and following up on sales to ensure proper product usage and customer satisfaction, and to encourage repeat purchases. Under most network marketing systems, independent distributors purchase products either for resale or for personal consumption.

     Direct selling as a distribution channel has been enhanced in the past decade due to advancements in communications, including telecommunications, and the proliferation of the use of videos and fax machines. Direct selling companies can now produce high quality videos for use in product education, demonstrations and sponsoring sessions that project a desired image for the Company and the product line. Management believes that high quality sales aids play an important role in the success of distributor efforts. For this reason, NSI maintains an in-house staff of video production personnel and video and audio cassette duplication equipment for timely and cost-effective production of sales materials. These facilities and expertise are available for the Company's use. Management is committed to fully utilizing current and future technological advances to continue enhancing the effectiveness of direct selling.

     NSI's network marketing program differs from many other network marketing programs in several respects. First, the Global Compensation Plan allows NSI distributors to develop a seamless global network of downline distributors. Second, NSI's order and fulfillment systems eliminate the need for distributors to carry significant levels of inventory. Third, the Global Compensation Plan is among the most financially rewarding plans offered to distributors by network marketing companies, and can result in commissions to distributors aggregating up to 58% of a product's wholesale price. On a global basis, commissions have averaged 42% of revenue from commissionable sales over the last seven years. Because the Company licenses the right to use the Global Compensation Plan from NSI, the structure of the plan, including commission rates, is under the control of NSI.

     The Company's revenue is directly dependent upon the efforts of distributors. Growth in sales volume requires an increase in the productivity of distributors and/or growth in the total number of distributors. Because the distributors have contracted directly with NSI, the Company has no control over who becomes a distributor and little or no control over the level of sponsorship of new distributors. There can be no assurance that the productivity or number of distributors will be sustained at current levels or increased in the future. Furthermore, the Company estimates that, as of December 31, 1996, approximately 325 distributorships worldwide comprised NSI's Hawaiian Blue Diamond and Blue Diamond executive distributor levels ("Executive Pin Levels"), which are NSI's two highest Executive Pin Levels and, together with their extensive downline networks, account for substantially all of the Company's revenue. Consequently, the loss of such a high-level distributor or another key distributor, together with a group of leading distributors in such distributor's downline network, or the loss of a significant number of distributors for any reason, could adversely affect the Company's results of operations.

     Sponsoring. The Company relies solely on NSI distributors to sponsor new distributors. While the Company provides, at cost, product samples, brochures, magazines and other sales materials, distributors are primarily responsible for educating new distributors with respect to products, the Global Compensation Plan, and how to build a successful distributorship.

     The sponsoring of new distributors creates multiple levels in the network marketing structure. Persons whom a distributor sponsors are referred to as "downline" or "sponsored" distributors. If downline distributors also sponsor, they create additional levels in the structure, but their downline distributors remain part of the same downline network as their original sponsoring distributor.

     Sponsoring activities are not required of distributors. However, because of the financial incentives provided to those who succeed in building a distributor network, the Company believes that most of its distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. Generally, distributors invite friends, family members and acquaintances to sales meetings where Company products are presented and where the Global Compensation Plan is explained. People are often attracted to become distributors after using Company products and becoming regular retail customers. Once a person becomes a distributor, he or she is able to purchase products directly from the Company at wholesale prices for resale to consumers or for personal consumption. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users.

     A potential distributor must enter into a standard distributor agreement with NSI which obligates the distributor to abide by NSI's policies and procedures. Additionally, in all countries except Japan, a new distributor is required to enter into a product purchase agreement with the Company's local subsidiary, which governs product purchases. In Japan, Taiwan and Hong Kong, distributors are also required to purchase a starter kit, which includes NSI's policies and procedures, for between $55 and $85, which essentially represents the cost of producing the starter kit, and active distributors are required to pay the Company an Annual Materials Fee ("AMF") of up to $35 to cover the cost of newsletters, magazines and updates that are mailed regularly to them. In South Korea, due to local regulations, distributors are not required to purchase a starter kit, and active distributors are not required to pay an AMF.

     Global Compensation Plan. Management believes that one of the Company's key competitive advantages is the Global Compensation Plan, which it licenses from NSI. The Global Compensation Plan is seamlessly integrated across all markets in which NSI products are sold. This seamless integration means that the Company's distributor base has global reach and that the knowledge and experience resident in current distributors can be used to build distributor leadership in new markets. By entering into international sponsoring agreements with NSI, distributors are authorized to sponsor new distributors in each country where NSI or the Company has operations. These countries currently include the U.S., the United Kingdom, Puerto Rico, Canada, Taiwan, Hong Kong (including Macau), Japan, South Korea, Thailand, Australia, New Zealand, Ireland, Germany, France, the Netherlands, Belgium, Italy, Spain, Mexico and Guatemala. This allows distributors to receive commissions at the same rate for sales in foreign countries as for sales in their home country. This is a significant benefit to distributors because they are not required to establish new distributorships or requalify for higher levels of commissions within each new country in which they begin to operate. Under the Global Compensation Plan, a distributor is paid consolidated monthly commissions in the distributor's home country, in local currency, for product sales in that distributor's global downline distributor network. Current and future distributor lists have been licensed by NSI to the Company, pursuant to Licensing and Sales Agreements.

     The Global Compensation Plan allows an individual the opportunity to develop a business, the success of which is based upon that individual's level of commitment, time, enthusiasm, personal skills, contacts, and motivation. For many, a distributorship is a very small business, in which products may be purchased primarily for personal consumption and for resale to relatively few customers. For others, a distributorship becomes a full-time occupation.

     High Level of Distributor Incentives. Based upon its knowledge of network marketing distributor compensation plans, the Company believes that the Global Compensation Plan is among the most financially rewarding plans offered to distributors by network marketing companies. There are two fundamental ways in which distributors can earn money: (i) through retail markups, for which the Company recommends a range from 43% to 60%; and (ii) through a series of commissions on product sales, which can result in commissions to distributors aggregating up to 58% of such product's wholesale price. On a global basis, however, commissions have averaged 42% of revenue from commissionable sales over the last seven years.

     Each product carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per month. Sales volume points are essentially based upon a product's wholesale cost, net of any point of sale taxes. As a distributor's retail business expands and as he or she successfully sponsors other distributors into the business who in turn expand their own businesses, he or she receives a higher percentage of commissions.

     Once a distributor becomes an executive, the distributor can begin to take full advantage of the benefits of commission payments on personal and group sales volume. To achieve executive status, a distributor must submit a qualifying letter of intent and achieve specified personal and group sales volumes for a four-month period of time. To maintain executive status, a distributor must generally also maintain specified personal and group sales volumes each month. An executive's commissions increase substantially as multiple downline distributors achieve executive status. In determining commissions, the number of levels of downline distributors that can be included in an executive's group increases as the number of executive distributorships directly below the executive increases.

     As of the dates indicated below, the Company had the following number of executive distributors.

                     Total Number of Executive Distributors

                                       As of December 31,
                             ----------------------------------------
                              1992    1993     1994    1995     1996
Executive Distributors       ----------------------------------------
Japan.....................      --    2,459    3,613   4,017   10,169
Taiwan....................     551    1,170    2,093   3,014    5,098
South Korea...............      --       --       --      --    4,675
Hong Kong.................     164      275      377     519      541
                             -----    -----    -----   -----   ------
       Total..............     715    3,904    6,083   7,550   20,483
                             =====    =====    =====   =====   ======

     On a monthly basis, the Company and NSI evaluate requests for exceptions to the Global Compensation Plan. While the general policy is to discourage exceptions, management believes that the flexibility to grant such exceptions is critical in retaining distributor loyalty and dedication. In each market, distributor services personnel evaluate each such instance and appropriate recommendations are made to NSI.

     Distributor Support. The Company is committed to providing a high level of support services tailored to the needs of its distributors in each market. The Company meets the needs and builds the loyalty of its distributors with personalized distributor service, a support staff that assists distributors as they build networks of downline distributors, and a liberal product return policy. Because many distributors have only a limited number of hours each week to concentrate on their Nu Skin business, management believes that maximizing a distributor's efforts through effective support of each distributor has been and will continue to be important to the success of the Company.

     Through training meetings, annual conventions, distributor focus groups, regular telephone conference calls and personal contacts with distributors, the Company seeks to understand and satisfy the needs of each distributor. The Company provides walk-in, telephonic and computerized product fulfillment and tracking services that result in user-friendly, timely product distribution. In addition, the Company is committed to evaluating new ideas in technology and services, such as automatic product reordering, that the Company can provide to distributors. The Company currently utilizes voicemail, teleconferencing and fax services. Global Internet access (including Company and product information, ordering abilities and group and personal sales volume inquiries) is anticipated to be provided to distributors in the future. Each walk-in center maintains meeting rooms which distributors may utilize in training and sponsoring activities.

     Rules Affecting Distributors. NSI's standard distributor agreement, policies and procedures, and compensation plan contained in every starter and/or introductory kit outline the scope of permissible distributor marketing activities. The Company's distributor rules and guidelines are designed to provide distributors with maximum flexibility and opportunity within the bounds of governmental regulations regarding network marketing. Distributors are independent contractors and are thus prohibited from representing themselves as agents or employees of NSI or the Company. Distributors are obligated to present the Company's products and business opportunity ethically and professionally. Distributors agree that the presentation of the Company's business opportunity must be consistent with, and limited to, the product claims and representations made in literature distributed by the Company. No medical claims may be made regarding the products, nor may distributors prescribe any particular product as suitable for any specific ailment. Even though sponsoring activities can be conducted in many countries, distributors are prohibited from conducting marketing activities outside of countries in which NSI and the Company conduct business and are not allowed to export products from one country to another.

     Distributors must represent that the receipt of commissions is based on substantial efforts. Exhibiting commission statements or checks is prohibited. Sales aids such as videotapes, promotional clothing, pens, stationary and other miscellaneous items must be produced or pre-approved by the Company or NSI.

     Distributors may not use any form of media advertising to promote products. Products may be promoted only by personal contact or by literature produced or approved by the Company. Generic business opportunity advertisements (without using either the Company or the NSI names) may be placed in accordance with certain guidelines in some countries. NSI logos and names may not be permanently displayed on physical premises. Distributors may not use NSI trademarks or other intellectual property of NSI without NSI's consent.

     Products may not be sold, and the business opportunity may not be promoted, in traditional retail environments such as food markets, pharmacies and drugstores. Nor may business be conducted at conventions, trade shows, flea markets, swap meets, and similar events. Distributors who own or are employed by a service-related business such as a doctor's office, hair salon, or health club, may make products available to regular customers as long as products are not displayed visibly to the general public in such a way as to attract the general public into the establishment to purchase products.

     Generally, distributors can receive commission bonuses only if, on a monthly basis (i) the distributor achieves at least 100 points (approximately U.S. $100) in personal sales volume, (ii) the distributor documents retail sales to at least five retail customers, (iii) the distributor sells and/or consumes at least 80% of personal sales volume, and (iv) the distributor is not in default of any material policies or procedures.

     NSI systematically reviews alleged reports of distributor misbehavior. If NSI determines that a distributor has violated any of the distributor policies or procedures, it may either terminate the distributor's rights completely or impose sanctions such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines or penalties, withholding commissions until specified conditions are satisfied, or other appropriate injunctive relief. Distributor terminations based on violations of NSI's policies and procedures have aggregated less than 1% of the Company's distributor force since inception. Distributors may voluntarily terminate their distributorship at any time.

     Payment. Distributors generally pay for products prior to shipment. Accordingly, the Company carries no accounts receivable from distributors. Distributors pay for products in one of several ways. Cash, which represents a large portion of all payments, is received by order takers in the distribution center when orders are personally picked up by a distributor. In addition, in Japan cash is sent through the mail using a postal cash envelope. The Company also accepts payment through the use of credit cards. This method of payment is very popular in Hong Kong and Taiwan and is expected to increase in popularity in South Korea. Another form of payment utilized in Japan is a Tososhin card, which is essentially a distributor credit card utilized to place orders. Bank wire transfers are also popular throughout Asia, particularly in Japan.

Product Summary

     The Company offers products in two distinct categories: personal care products, marketed under the trademark "Nu Skin," and nutritional products, marketed under the trademark "Interior Design Nutritionals" (IDN). The Company is entitled to distribute NSI products in specified Asian countries pursuant to a Regional Distribution Agreement. NSI markets 89 different personal care and 36 different nutritional products, of which 81 and 17, respectively, were available in the Company's current markets as of December 31, 1996. Nearly all products sold by the Company are purchased from NSI, with the exception of a line of 11 personal care products which are produced locally in Japan. In addition to products, the Company offers a variety of sales aids, including items such as starter kits, introductory kits, brochures, product catalogs, videotape and personal care accessories.

         The following chart indicates how many of the NSI personal care and IDN products available as of December 31, 1996, in each of the Company's current markets.


                                         Personal Care and IDN Product Offerings

                                                                        Total                    Products Offered
                                                                       Products
                                                                       Offered                                Hong        South
Product Categories/Product Lines                                        by NSI       Japan      Taiwan        Kong        Korea
Personal Care:

        Facial Care............................................           20         10(1)        13           18           10
        Body Care..............................................           12           9           8           12            7
        Hair Care..............................................           14          13          13           13           12
        Color Cosmetics........................................           13          10          10           13            -
        Specialty..............................................           30          10          16           25            5
                                                                          --          --          --           --          ---
               Total...........................................           89          52          60           81           34
                                                                          ==          ==          ==           ==           ==
IDN:
        Nutritional Supplements................................           14           4           2            1            -
        Weight Management Products and Nutritious Snacks.......           10           1           3            4            -
        Sports Nutrition.......................................            4           1           -            -            -
        Botanicals.............................................            8           4           3            8            -
                                                                         ---         ---         ---          ---          ---
               Total...........................................           36          10           8           13            -
                                                                          ==          ==         ===           ==          ===

---------------------------

(1)     In Japan, the Company also sells 11 locally sourced facial care products.

        Presented below are the dollar amount and percentage of revenue of each of the two product categories and other sales aid revenue for the years ended
December 31, 1994, 1995 and 1996.



                                                     Revenue by Product Category

                                             Year Ended                   Year Ended                   Year Ended
                                         December 31, 1994            December 31, 1995             December 31, 1996
                                            $           %                $           %                 $           %
Product Category
Personal care................         $  241,188      91.2%        $  303,387      84.6%         $  493,609      72.8%
Nutritional..................              5,464       2.1             23,959       6.7             138,593      20.4
Sales aids...................             17,788       6.7             31,263       8.7              46,394       6.8

        Total................         $  264,440     100.0%        $  358,609     100.0%         $  678,596     100.0%



Personal Care Products

     The Company's current personal care products category is divided into the following lines: facial care, body care, hair care and color cosmetics, as well as specialty products, such as sun protection, oral hygiene and fragrances. Each of the Subsidiaries markets a variety of the 89 personal care products currently offered by NSI. The Company also offers product sets that include a variety of products in each product line as well as small, sample-size packages to facilitate product sampling by potential consumers. The product sets are especially popular during the opening phase of a new country, where distributors and consumers are anxious to purchase a variety of products, and during holiday and gift giving seasons in each market. The Company anticipates the introduction of additional personal care products into each market, based on the likelihood of the particular product's success in the market as well as applicable regulatory approvals.

     The personal care products offered in Taiwan and Hong Kong are substantially the same formulations of the products offered by NSI in the U.S. In Japan and South Korea, however, most of the products have been reformulated to satisfy certain regulatory requirements with respect to product ingredients and preservatives and to meet the preferences of Japanese and South Korean consumers.

     The following is a brief description of each line within the personal care product category offered by the Company as of December 31, 1996:

     Facial Care. The goal of the facial care line is to allow users to cleanse thoroughly without causing dryness and to moisturize with effective humectants that allow the skin to attract and retain vital water. The Company's facial care line currently consists of 20 different products: Cleansing Lotion, Facial Scrub, Exfoliant Scrub, Facial Cleansing Bar, Clay Pack, pH Balance Facial Toner, NaPCA Moisturizer, Rejuvenating Cream, Celltrex (called Hylatrex in Japan and South Korea), Intensive Eye Complex, HPX Hydrating Gel, Face Lift and Activator (two formulas for sensitive and normal skin), Jungamals Lip Balm, Clarifex Cleansing Scrub, Clarifex Mud, Alpha Extra Face, Nu Colour Eye Makeup Remover, MHA Revitalizing Lotion, MHA Revitalizing Lotion with SPF 15 and Interim MHA Diminishing Gel.

     Body Care. The Company's line of body care products relies on premium quality ingredients to cleanse and condition skin. The cleansers are uniquely formulated without soap, and the moisturizers contain light but effective humectants and emollients. The Company's body care line currently consists of 12 products: Antibacterial Body Cleansing Gel, Liquid Body Lufra, Body Smoother, Hand Lotion, NaPCA Moisture Mist, Body Bar, Body Cleansing Gel, Enhancer, Jungamals Crazy Crocodile Cleaner, Alpha Extra Body, MHA Revitalzing Body Lotion and Dermatic Effects Body Contouring Lotion.

     Hair Care. The Company's hair care line, HairFitness, is designed to meet the needs of people with all types of hair and hair problems. Focusing on the condition of the scalp and its impact on hair quality, the Company's hair care products use water-soluble conditioners like panthenol to reduce build-up on the scalp and to promote healthy hair. HairFitness includes 12 products featuring ceregen, a revolutionary wheat hydrocolloid complex of conditioning molecules that have been shown to have dramatic hair repair and moisture control aspects:
3 in 1 Shampoo, Moisturizing Shampoo, Balancing Shampoo, Vital Shampoo, Deep Clarifying Shampoo, Glacial Therapy, Weightless Conditioner, Luxurious Conditioner, Conditioning Detangler Spray, Styling Gel, Holding Spray and Mousse (Styling Foam). The Company also carries Dermanator Shampoo and Jungamals Tiger Tangle Tamer Shampoo.

     Color Cosmetics. In the latter part of 1995, the Company introduced Nu Colour, a new line of color cosmetics, in Hong Kong, Taiwan and Japan. The Nu Colour line consists of 13 products with 106 SKU's including MoistureShade Liquid Finish (10), MoistureShade Pressed Powder (8), Blush (9), Eye Shadow
(10), Mascara (2), Eyeliner (7), Lip Liner (11), Lipstick (32), DraMATTEics Lip Pencils (6), Lip Gloss, Creme Concealer (5), Finishing Powder and Brow Pencil
(4).

     Specialty Products. The Company recently introduced a product line labeled Epoch, a unique line of ethnobotanical personal care products created in cooperation with well known ethnobotanists. These products, which unite natural compounds used by indigenous cultures with advanced scientific ingredients, include Glacial Marine Mud, Deodorant with Citrisomes, Polishing Bar, LeafClean Hand Wash, Everglide Foaming Shave Gel, Desert Breeze Aftershave, Post Shave Lotion for Women, Infusions, Emulsions and Firewalker Foot Cream. Epoch was launched in October of 1996 in Hong Kong and Taiwan and is currently expected to be launched, subject to regulatory approval, in the spring of 1997 in Japan and South Korea. Glacial Marine Mud is exclusively licensed to NSI for sale in the direct selling channel.

     Nutriol, a line of products exclusively licensed to NSI for sale in the direct selling channel and manufactured in Europe, consists of five products:
Nutriol Hair Fitness Preparation, Nutriol Shampoo, Nutriol Mascara, Nutriol Nail and Nutriol Eyelash. Nutriol represents a product designed to replenish the hair's vital minerals and elements. Each Nutriol product uses mucopolysaccharide, a patented ingredient.

     The Company's line of Sunright products is designed to provide a variety of sun screen protection with non-irritating and non-greasy products. The sun protection line includes a sun preparation product that prepares the skin for the drying impact of the sun, five sun screen alternatives with various levels of SPF, and a sun screen lip balm. In the Asian market, the Company's sun care line is currently available in Hong Kong and Japan. At present, Sunright Prime Pre & Post Sun Moisturizer and Sunright Lip Balm are not available in Japan.

     AP-24, a line of oral health care products which incorporates anti-plaque technology designed to help prevent plaque build-up 24 hours a day, is exclusively licensed to the Company, together with the associated trademark, for sale in the direct selling channel under the trademark AP-24. This product line includes AP-24 Anti-Plaque Toothpaste, AP-24 Anti-Plaque Mouthwash, AP-24 Triple Action Dental Floss and AP-24 Anti-Plaque Breath Spray. These products are currently available in Hong Kong and Taiwan. The Company currently intends to launch this product line, subject to regulatory approval, in South Korea and Japan in 1997. The AP-24 oral health care products for kids offers products designed to make oral care fun for children, including Jungamal's Tough Tusk Toothpaste and Jungamal's Fluffy Flamingo Floss.

     The Company offers a men's and a women's fragrance under the Nu Skin trademark Safiro. The Company also offers a Nail Care Kit.

     Product Sets. The Company currently offers product sets that include a sampling of products from a given product line. These package configurations are intended to encourage increased product trials.


Interior Design Nutritionals

     The IDN product category is comprised of 36 products in the following lines: nutritional supplements, weight management products and nutritious snacks, sports nutrition and botanicals. IDN is designed to promote healthy, active lifestyles and general well-being through proper diet, exercise and nutrition. Although less developed in the Asian market than the personal care category, each of the Subsidiaries, except Nu Skin Korea, markets a variety of the IDN products offered by NSI. In the United States, the IDN division is an official licensee of the U.S. Olympic Committee.

     The Company believes that the nutritional supplement market is expanding in Asia because of changing dietary patterns, a health-conscious population and recent reports supporting the benefits of using vitamin and mineral nutritional supplements. This product line is particularly well suited to network marketing because the average consumer is often uneducated regarding nutritional products. The Company believes that network marketing is a more efficient method than traditional retailing channels in educating consumers regarding the benefits of nutritional products. Because of the numerous over-the-counter vitamin and mineral supplements in Asia, the Company is confident that individual attention and testimonials by distributors will provide information and comfort to a potential consumer.

     IDN products generally require reformulation to satisfy the strict regulatory requirements of each Asian market. While each product's concept and positioning are generally the same, regulatory differences between U.S. and Asian markets result in some product ingredient differences. In addition, Asian preferences and regulations favor tablets instead of gel caps, which are typically used in the U.S.

     The following is a brief description of each of the IDN product lines:

     Nutritional Supplements. LifePak, the core IDN nutritional supplement, is designed to provide an optimum mix of nutrients including vitamins, minerals, antioxidants and phytonutrients (natural chemical extracts from plants). The introduction of LifePak in Japan in October 1995 resulted in a significant increase in revenue and currently represents approximately 22% of the Company's revenue in Japan. LifePak was launched in Taiwan in October of 1996.

     Additional nutritional supplements include: Vitox, which incorporates beta carotene and other important vitamins for overall health; Metabotrim, which provides B vitamins necessary to convert food to energy and chromium chelate which has been shown to help in the body's normal metabolic process; Optimum Omega, a pure source of omega 3 fatty acids aimed to assist cardiovascular health; Image HNS, an all-around vitamin and antioxidant supplement; and Optigar Q, a blend of co-enzyme Q10 and deodorized garlic. The IDN Masters Wellness Supplement provides nutrition specifically for an aging generation. Jungamals Children's Chewables combine natural flavors and colors and contain a unique blend of antioxidants, chelated minerals, and vitamins specifically tailored for children. NutriFi contains four grams of soluble and insoluble fibers per serving in a powder that can be added to liquids and foods to supplement the recommended daily amounts of fiber.

     As an enhancement to the core IDN nutritional supplement, LifePak, NSI recently introduced LifePak Women and LifePak Prime. These products address the more specific nutritional needs of women and the aging generation. Also recently launched by NSI was Life Essentials, a lower cost more general nutritional supplement, and Nightime Complex with Melatonin, a sleep aid.

     The Company also offers a number of nutritional drinks. Hot & Healthy, unlike traditional hot drinks, is 100% caffeine-free and contains beneficial ingredients such as Korean Panax Ginseng and grape seed extract. Splash C with juice crystals is a healthy beverage providing significant doses of vitamins C and E as well as calcium in each serving. Real fruit juice crystals are added to create orange or lemon flavor.

     Weight Management Products and Nutritious Snacks. As part of the Company's mission to promote a healthy lifestyle and long-term wellness, IDN includes a HealthTrim Lifestyle System (which includes LifePak Trim, Fiberry Fat-Free Snack Bars and Appeal Lite, a nutritional drink containing chelated minerals and vitamins), and instructional assessment materials with a counseling program. The Company also offers Breakbars and Pocket Fuel, nutritious snacks which provide carbohydrates, protein and fiber. FibreNet and Diene-O-Lean are two recent additions to IDN's weight management system.

     Sports Nutrition. To cater to health conscious individuals with active lifestyles, the IDN Sports Nutrition System offers a comprehensive, flexible program for individuals who desire to optimize performance on an individual basis. The system includes LifePak, OverDrive, a sports supplement licensed by the U.S. Olympic Committee that features antioxidants, B vitamins and chromium chelate, GlycoBar energy bars, and SportaLyte performance drink to help supply the necessary carbohydrates, electrolytes and chelated minerals to optimize performance. AminoBuild is a low fat high protein drink mix that is designed to replace nutrients before and after workouts.

     Botanicals. Botanical supplements are designed for those who seek the benefits of natural herb and plant extracts. These supplements include Botanagar, Botanavox, Botanaflor, Botanazyme, BotanaEase, BotanaGuard, Botanavive and Botaname. Each supplement addresses a range of issues, including: alertness, digestive maintenance, dietary health support, regular sleep habits, weight management and antioxidant support.


Sales Aids

     The Company provides an assortment of sales aids to facilitate the sales of its products. Sales aids include videotapes, promotional clothing, pens, stationery, business cards, brushes, combs, cotton pads, tissues, and other miscellaneous items to help create consumer awareness of the Company and its products. Sales aids are priced at the Company's approximate cost and are not commissionable items (i.e., distributors do not receive commissions on purchases of sales aids).


Product Guarantees

     The Company believes that it is among the most consumer protective companies in the direct selling industry. For 30 days from the date of purchase, the Company's product return policy allows a retail purchaser to return any product to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the return privilege is in the discretion of the distributor. Because distributors may return unused and resalable products to the Company for a refund of 90% of the purchase price for one year, they are encouraged to provide consumer refunds beyond 30 days. In addition, the product return policy is a material aspect of the success of distributors in developing a retail customer base. The Company's experience with actual product returns to date has averaged approximately 2.0% of annual revenue through 1996.


Product Development and Production

     Product Development Philosophy. The Company is committed to building its brand name and distributor and customer loyalty by selling premium quality, innovative personal care and nutritional products that appeal to broad markets. This commitment is illustrated by the Company's personal care products slogan "All of the Good and None of the Bad" and its nutritional products slogan "Adding Life to Years." The Company's product philosophy is to combine the best of science and nature and to include in each of its products the highest quality ingredients. For example, NSI avoids soaps and other harsh cleansers that can dry and irritate skin, undesirable oils such as lanolin, elements known to be irritating and pore clogging, volatile alcohols such as ethyl alcohol, and conditioning agents that leave heavy residues. This philosophy has led to the Company being one of the only personal care companies in Japan to disclose every ingredient to consumers. This philosophy has also led to the Company's commitment to avoid any ingredients in nutritional supplements that are reported to have any long-term addictive or harmful effects, even if short-term effects may be desirable. Independent distributors need to have confidence that they are distributing the best products available in order to have a sense of pride in their association with the Company and to have products that are distinguishable from "off the shelf" products. NSI and the Company are committed to developing and providing quality products that can be sold at an attractive retail price and allow the Company to maintain reasonable profit margins.

     NSI is also committed to constantly improving its evolving product formulations to incorporate innovative and proven ingredients into its product line. Whereas many consumer product companies develop a formula and stay with that formula for years, and sometimes decades, NSI believes that it must stay current with product and ingredient evolution to maintain its reputation for innovation to retain distributor and consumer attention and enthusiasm. For this reason, NSI continuously evaluates its entire line of products for possible enhancements and improvements.

     In addition, the Company believes that timely and strategic product introductions are critical to maintaining the growth of independent distribution channels. Distributors become enthusiastic about new products and are generally excited to share new products with their customer base. An expanding product line helps to attract new distributors and generate additional revenues.

     NSI maintains a laboratory and a staff of approximately 90 individuals involved in product development. NSI also relies on an advisory board comprised of recognized authorities in various disciplines. In addition, NSI and the Company evaluate a significant number of product ideas that are presented by distributors and other outside sources. NSI believes that strategic relationships with certain vendors also provide important access to innovative product concepts. The Company will continue to develop products tailored to appeal to the particular needs of the Company's markets.

     Historically, one of the reasons for the success of the Company's personal care product line has been its gender neutral positioning. This product positioning substantially expands the size of the traditional skin and hair care market. NSI's IDN line of products has historically been positioned to be age neutral. However, with a substantial distributor and user base established, the Company believes that it can further increase its market share in both the personal care and the nutritional products categories by introducing age and gender specific products, additional vitamin products targeted to seniors, and personal care products targeted to either men or women.

     Production. Virtually all the Company's products are sourced through NSI and are produced by manufacturers unaffiliated with NSI. The Company currently has little or no direct contact with these manufacturers. The Company's profit margins and its ability to deliver its existing products on a timely basis are dependent upon the ability of NSI's outside manufacturers to continue to supply products in a timely and cost-efficient manner. Furthermore, the Company's ability to enter new markets and sustain satisfactory levels of sales in each market is dependent in part upon the ability of suitable outside manufacturers to reformulate existing products, if necessary to comply with local regulations or market environments, for introduction into such markets. Finally, the development of additional new products in the future will likewise be dependent in part on the services of suitable outside manufacturers.

     The Company currently acquires products or ingredients from sole suppliers or suppliers that are considered by the Company to be the superior suppliers of such ingredients. The Company believes that, in the event it is unable to source any products or ingredients from its current suppliers, the Company could produce such products or replace such products or substitute ingredients without great difficulty or prohibitive increases in the cost of goods sold. However, there can be no assurance that the loss of such a supplier would not have a material adverse effect on the Company's business and results of operations.

     With respect to products purchased by the Company from NSI, NSI currently relies on two unaffiliated manufacturers to produce approximately 70% and 80% of its personal care and nutritional products, respectively. NSI has a written contract with the primary supplier of the Company's personal care products that expires at the end of 1997. An extension to such contract is currently being negotiated. NSI does not currently have a written contract with the primary supplier of the Company's nutritional products. The Company believes that in the event that NSI's relationship with any of its key manufacturers is terminated, NSI will be able to find suitable replacement manufacturers. However, there can be no assurance that the loss of either manufacturer would not have a material adverse effect on the Company's business and results of operations.


Relationship With NSI

     As of March 3, 1997, approximately 98.4% of the combined voting power of the outstanding shares of Common Stock was held by the shareholders of NSI. As a result, when acting as stockholders of the Company, these shareholders of NSI will consider the short-term and long-term impact of all stockholder decisions on the consolidated financial results of NSI and the Company. In addition, the Company has entered into distribution, trademark/tradename license, licensing and sales, and management services agreements (the "Operating Agreements") with NSI and with Nu Skin International Management Group, Inc. ("NSIMG"), a Delaware corporation also controlled by the shareholders of NSI, summary descriptions of which are set forth below. Such summaries are qualified in their entirety by reference to the Operating Agreements, forms of which were filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 333-12073). In the future the Company may enter into amendments to the Operating Agreements or additional agreements with NSI or NSIMG. The Company intends to seek the approval of a majority of its independent directors for any amendment to the Operating Agreements and any new agreement which the Company believes to be of material importance to the Company and as to which the Company and NSI or NSIMG have conflicting interests. The Company is almost completely dependent on the Operating Agreements to conduct its business, and in the event NSI is unable or unwilling to perform its obligations under the Operating Agreements, or terminates the Operating Agreements as provided therein, the Company's business and results of operations will be adversely affected.

     Distribution Agreements. The Company has entered into a regional distribution agreement (the "Regional Distribution Agreement") with NSI, through Nu Skin Hong Kong, pursuant to which NSI has granted to the Company the exclusive right to sell and distribute NSI products and sales aids in the Company's markets. Nu Skin Japan, Nu Skin Taiwan, Nu Skin Korea and Nu Skin Thailand have each entered into wholesale distribution agreements (the "Wholesale Distribution Agreements") with Nu Skin Hong Kong, pursuant to which each such Subsidiary has been granted the right to sell and distribute NSI products in its respective country.

     The Company has the right to purchase any of NSI's products, subject to unavailability due to local regulatory requirements. Purchases are made by submission of a purchase order to NSI, which NSI must accept unless it has insufficient inventory to fill the order. In determining whether it has sufficient inventory to fill a given order, NSI is required to treat the Company on a parity basis with its other affiliates.

     The prices for products are governed by a price schedule which is subject to change by NSI from time to time upon at least 30 days advance notice. NSI pays ordinary freight and the Company pays handling, excise taxes and customs duties on the products the Company orders. In order to assist NSI in planning its inventory and pricing, the Company is required to provide NSI with certain business plans and reports of its sales and prices to independent distributors.

     The Company purchases virtually all of its products from NSI through Nu Skin Hong Kong. Nu Skin Hong Kong pays for its purchases from NSI under the Regional Distribution Agreement in U.S. dollars, while the other Subsidiaries pay for their purchases from Nu Skin Hong Kong under the Wholesale Distribution Agreements in their local currency. Nu Skin Hong Kong therefore bears significant currency exchange risk as a result of purchases from NSI on behalf of the other Subsidiaries.

     The Company is responsible for paying for and obtaining government approvals and registrations necessary for importation of NSI's products into its markets. In addition, the Company is responsible for obtaining any government approvals, including any filings and notifications, necessary for the effectiveness of the Regional Distribution Agreement and the Wholesale Distribution Agreements or for the parties performance thereunder.

     NSI is generally responsible for paying for the research, development and testing of the products sold to the Company, including any product reformulations needed to comply with local regulatory requirements. NSI warrants as to the merchantability of, and its title to, such products. NSI has further indemnified the Company from losses and liability relating to claims arising out of alleged or actual defects in the design, manufacture or content of its products. NSI is required to maintain insurance covering claims arising from the use of its products and to cause each Subsidiary to be a named insured on such insurance policy. The Subsidiaries are also required to maintain insurance policies covering the business to be conducted by them pursuant to the Regional Distribution Agreement and the Wholesale Distribution Agreements.

     The Company is prohibited from selling NSI products outside of the countries for which it has an exclusive distribution license, except that the Company may sell certain NSI products to NSI affiliates in Australia and New Zealand. In addition, the Company is prohibited from selling products which directly or indirectly compete with NSI products in any country without NSI's prior consent, which consent will not be unreasonably withheld or delayed. The Company may sell non-competing products without restriction.

     The Company may manufacture products which do not compete with NSI products without restriction but may not manufacture products which compete directly or indirectly with NSI products without NSI's prior consent, which consent will not be unreasonably withheld or delayed. Any products manufactured by the Company carrying an NSI trademark will be subject to the Trademark/Tradename License Agreements with NSI described below and will require the payment to NSI of certain royalties as set forth therein. If NSI discontinues a product that the Company would like to continue to sell, the Company may elect to manufacture the product itself or through a third party manufacturer unless NSI has a competing product. In this event, NSI has agreed to license the product formulation and any associated trademarks and tradenames to the Company pursuant to the Trademark/Tradename License Agreements described below.

     When the Company determines to commence operations in Indonesia, Malaysia, the Philippines, the PRC, Singapore or Vietnam, NSI has agreed under the Regional Distribution Agreement to enter into new Trademark/Tradename License Agreements and Licensing and Sales Agreements and to cause NSIMG to enter into new Management Services Agreements, in each case substantially similar to those described below, with the Company or subsidiaries operating in such countries.

     Trademark/Tradename License Agreements. Pursuant to the Trademark/Tradename License Agreements, NSI has granted to each Subsidiary an exclusive license to use in its market the NSI and IDN trademarks, the individual product trademarks used on NSI products and any NSI tradenames. Each of the Subsidiaries may thus use the licensed trademarks and tradenames on products and commercial materials not purchased from NSI, including locally sourced products and commercial materials and products and commercial materials manufactured by such subsidiary and may grant a sub-license, with the consent of NSI, for the licensed trademarks and tradenames in its market. In addition, each Subsidiary has the right to export such products and commercial materials into other Company markets with NSI's consent, which consent shall not be unreasonably withheld or delayed.

     The Company pays a royalty to NSI for use of the licensed trademarks and tradenames on products, starter and introductory kits and commercial materials not purchased from NSI, including locally sourced products and commercial materials and products and commercial materials manufactured by the Company. The royalty is paid monthly and is equal to 5% of the Company's revenues from such products and commercial materials for such month generally and a total of 8% where NSI owns the formula or has exclusive rights in the subject market for such products or commercial materials.

     NSI has the right to inspect the premises where products using its trademarks are manufactured in order to ensure that the products meet its quality standards. The Company's labels, packaging, advertising and promotional materials using NSI's trademarks must conform with NSI's published standards and NSI has the right of prior approval. The Company is responsible for correcting any manufacturing defects in locally sourced products or products it manufactures that are brought to the Company's attention by NSI or otherwise.

     NSI is responsible for securing and maintaining trademark registrations in the territory covered by each Trademark/Tradename Agreement. NSI has agreed to take such actions as the Company may reasonably request to protect its and the Company's rights to the licensed trademarks from infringement and related claims and has indemnified the Company from losses and liability resulting from such claims.

     Licensing and Sales Agreements. Currently, all distributor agreements are entered into between the distributor and NSI rather than with the Company. Therefore, the Company does not own the distributor lists or the distribution system, the Global Compensation Plan, copyrights and related intangibles. Consequently, each of the Subsidiaries has entered into a Licensing and Sales Agreement with NSI which includes a license to the Company to use the distributor lists, the Global Compensation Plan, know how, distributor system and related intellectual property exclusively in its markets. The Company pays a license fee to NSI of 4% of the Company's revenue from product sales (excluding starter and introductory kits) to NSI distributors for the use of such licensed property. The Company may not grant a sublicense for the licensed property.

     The Company is required to use the Global Compensation Plan to distribute any products, except as NSI may agree to modify the plan in accordance with local requirements. The Company must comply with all policies implemented by NSI under the Global Compensation Plan. This is necessary to ensure global consistency in NSI's operations. The Company must also employ all NSI policies relating to commissions payable to, and other relationships with, NSI distributors.

     The Company and the Subsidiaries are contractually obligated to pay a distributor commission expense of 42% of commissionable product sales (with the exception of South Korea where, due to government regulations, the Company satisfies this obligation by using a formula based upon a maximum payout of 35% of commissionable product sales). The Licensing and Sales Agreements provide that the Company is to satisfy this obligation by paying commissions owed to local distributors. In the event that these commissions exceed 42% of commissionable product sales, the Company is entitled to receive the difference from NSI. In the event that the commissions paid are lower than 42%, the Company must pay the difference to NSI. Under this formulation, the Company's total commission expense is fixed at 42% of commissionable product sales in each country (except for South Korea). The 42% figure has been set on the basis of NSI's experience over the past seven years which indicates that actual commissions paid in a given year together with the cost of administering the Global Compensation Plan average approximately 42% of commissionable product sales for such year. In the event that actual commissions payable to distributors from sales in the Company's markets vary from these historical results, whether as a result of changes in distributor behavior or changes to the Global Compensation Plan or in the event that NSI's cost of administering the Global Compensation Plan increases or decreases, the Licensing and Sales Agreements provide that the settlement of distributor commission expense between the Company and NSI may be modified to more accurately reflect actual results.

     In addition to payments to local distributors, the Company is generally responsible for distributor support and relations within Japan, Taiwan, Hong Kong, South Korea and Thailand. The Company has agreed to use its best efforts to support the development of NSI's distributor network in its markets by purchasing starter or introductory kits from NSI and selling them to potential NSI distributors.

     NSI has agreed to take such actions as the Company may reasonably request to protect its and the Company's rights to the property licensed under the Licensing and Sales Agreements from infringement and related claims and has indemnified the Company from losses and liability resulting from such claims. Both NSI and the Company are required to maintain insurance coverage adequate to insure their assets and financial stability. NSI is responsible for ensuring that the property licensed under the Licensing and Sales Agreements complies with local laws and regulations, including direct selling laws.

     Management Services Agreements. The Subsidiaries have entered into Management Services Agreements with NSIMG, pursuant to which NSIMG has agreed to provide a variety of management and support services to each Subsidiary. These services include management, legal, financial, marketing and distributor support/training, public relations, international expansion, human resources, strategic planning, product development and operations administration services. Most of NSI's senior management personnel and most employees who deal with international issues are employees of NSIMG.

     Generally, the management and support services are provided by employees of NSI and NSIMG acting through NSIMG either (i) on a temporary basis in a specific consulting role or (ii) on a full-time basis in a management position in the country in which the services are required. The Management Services Agreements do not cover the services of many of the Company's executive officers.

     General Provisions. The Operating Agreements are each for a term ending on December 31, 2016, and, after December 31, 2001, will be subject to renegotiation in the event that members of the families of, or trusts or foundations established by or for the benefit of the Original Stockholders on a combined basis no longer beneficially own a majority of the combined voting power of the outstanding shares of common stock of the Company or of NSI. Each Operating Agreement is subject to termination by either party in the event of:
(i) a material breach by the other party which remains uncured for a period of 60 days after notice thereof; (ii) the bankruptcy or insolvency of the other party; or (iii) entry of a judgment by a court of competent jurisdiction against the other party in excess of $25,000,000. Each Operating Agreement to which NSI is a party and each Operating Agreement to which NSIMG is a party is further subject to termination by NSI or NSIMG, respectively, upon 30 days notice in the event of a change of control of the Subsidiary party thereto and by such Subsidiary upon 30 days notice in the event of a change of control of NSI or NSIMG, respectively. Each Operating Agreement provides that neither party may assign its rights thereunder without the consent of the other party. Each Operating Agreement is governed by Utah law. Any dispute arising under an Operating Agreement is to be settled by arbitration conducted in Utah in accordance with the applicable rules of the American Arbitration Association, as supplemented by the commercial arbitration procedures for international commercial arbitration.

     Mutual Indemnification Agreement. The Company and NSI have entered into a mutual indemnification agreement pursuant to which NSI has agreed to indemnify the Company for certain claims, losses and liabilities relating to the operations of the Subsidiaries prior to the Reorganization and the Company has agreed to indemnify NSI for certain claims, losses and liabilities relating to the operations of the Subsidiaries after the Reorganization.


Competition

     Personal Care and Nutritional Products. The markets for personal care and nutritional products are large and intensely competitive. The Company competes directly with companies that manufacture and market personal care and nutritional products in each of the Company's product categories. The Company competes with other companies in the personal care and nutritional products industry by emphasizing the value and premium quality of the Company's products and the convenience of the Company's distribution system. Many of the Company's competitors have much greater name recognition and financial resources than the Company. In addition, personal care and nutritional products can be purchased in a wide variety of channels of distribution. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person or through a catalog, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other personal care and nutritional product companies. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future.

     Network Marketing Companies. The Company also competes with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition and financial resources. The leading network marketing company in the Company's markets is Amway Corporation and its affiliates. The Company competes for new distributors on the basis of the Global Compensation Plan and its premium quality products. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years. The Company has been advised that certain large, well-financed corporations are planning to launch direct selling enterprises which will compete with the Company in certain of its product lines. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition.


Government Regulation

     Direct Selling Activities. Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. In Japan, the Company's distribution system is regulated under the "Door-to-Door" Sales Law, which requires the submission of specific information concerning the Company's business and products and which provides certain cancellation and cooling-off rights for consumers and new distributors. In Taiwan, the Fair Trade Law (and the Enforcement Rules and Supervisory Regulations of Multi-Level Sales) requires the Company to comply with registration procedures and also provides distributors with certain rights regarding cooling-off periods and product returns. The Company also complies with South Korea's strict Door-to-Door Sales Act, which requires, among other things, the regular reporting of revenue, the registration of distributors together with the issuance of a registration card, and the maintaining of a current distributor registry. This law also limits the amount of sponsoring bonuses that a registered multi-level marketing company can pay to its distributors to 35% of revenue in a given month. In Thailand, currently there are no laws (other than general fair trade laws) directly regulating direct selling or multi-level marketing activities.

     Based on research conducted in opening its existing markets (including assistance from local counsel), the nature and scope of inquiries from government regulatory authorities and the Company and NSI's history of operations in such markets to date, the Company and NSI believe that their method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which the Company and NSI currently operate. Even though management believes that laws governing direct selling are generally becoming more permissive in certain Asian countries, many countries, including Singapore, one of the Company's potential markets, currently have laws in place that would prohibit the Company and NSI from conducting business in such markets. There can be no assurance that the Company will be allowed to conduct business in each of the new markets or continue to conduct business in each of its existing markets licensed from NSI.

     Regulation of Products and Marketing. The Company and NSI are subject to or affected by extensive governmental regulations not specifically addressed to network marketing. Such regulations govern, among other things, (i) product formulation, labeling, packaging and importation, (ii) product claims and advertising, whether made by the Company, NSI or NSI distributors, (iii) fair trade and distributor practices, (iv) taxes, transfer pricing and similar regulations that affect foreign taxable income and customs duties, and (v) regulations governing foreign companies generally.

     The Japanese Ministry of Health and Welfare ("MOHW") requires the Company to possess an import business license and to register each personal care product imported into the country. Packaging and labeling requirements are also specified. The Company has had to reformulate many products to satisfy MOHW regulations. In Japan, nutritional foods, drugs and quasi-drugs are all strictly regulated. The chief concern involves the types of claims and representations that can be made regarding the efficacy of nutritional products. The Company's successful introduction of IDN products in Japan was achieved by utilizing the combined efforts of NSI's technical staff as well as external consultants.

     In Taiwan, all "medicated" cosmetic and pharmaceutical products require registration. Non-medicated cosmetic products, such as shampoo and hair conditioner, require no registration.

     In Hong Kong, cosmetic products not classified as "drugs" nor as "pharmaceutical products" are not subject to statutory registrations, packaging and labeling requirements apart from the Trade Descriptions Ordinance. In Macau, "pharmaceutical" products are strictly regulated; general products are not subject to registration requirements.

     In South Korea, the Company is subject to and has obtained the mandatory certificate of confirmation as a qualified importer of cosmetics under the Pharmaceutical Affairs Law as well as additional product approvals for each of the 45 categories of cosmetic products which it imports. Each new cosmetic product undergoes a 60-day post-customs inspection where, in addition to compliance with ingredient requirements, each product is inspected for compliance with South Korean labeling requirements.

     In Thailand, personal care products are regulated by the Food and Drug Association, and all of the initial NSI personal care products to be introduced in Thailand have qualified for simplified registration procedures under Thai law. Businesses which are more than 50% owned by non-citizens are not permitted to operate unless they have an Alien Business Permit, which is frequently difficult to obtain. The Company is currently operating under the Treaty of Amity and Economic Relations between Thailand and the United States (the "Treaty of Amity"). Under the Treaty of Amity, an Alien Business Permit is not required if a Thailand business is owned by an entity organized in the United States, a majority of whose owners are U.S. citizens or entities. From time to time, it has been reported that certain Thailand government officials have considered supporting the termination of the Treaty of Amity. The Company could face particular difficulties in continuing operations in Thailand if the Treaty of Amity were terminated and the Company were forced to obtain an Alien Business Permit.

     Regulation of Potential Markets. Each of the proposed new markets will present additional unique difficulties and challenges. The PRC, for example, has proven to be a particularly difficult market for foreign corporations due to its extensive government regulation and the historical political tenants of the PRC government. In order to enter the market in the PRC, the Company may be required to create a joint venture enterprise with a Chinese entity and to establish a local manufacturing presence, which will entail a significant investment on the Company's part. The Company will likely have to apply for licenses on a province by province basis and the repatriation of the Company's profits will be subject to restrictions on currency conversion and the fluctuations of the government controlled exchange rate. In addition, because distribution systems are greatly fragmented, the Company may be forced to use business models significantly different from those used by the Company in more developed countries. The lack of a comprehensive legal system and the uncertain and sporadic enforcement of existing legislation and laws could also have an adverse effect on the Company's proposed business in the PRC.

     The other potential new markets also present significant regulatory, political and economic obstacles to the Company. In Singapore, for example, network marketing is currently illegal and is not permitted under any circumstances. Although the Company believes that this restriction will eventually be relaxed or repealed, no assurance can be given that such regulation will not remain in place and that the Company will not be permanently prevented from initiating sales in Singapore. In addition, Malaysia has governmental guidelines that have the effect of limiting foreign ownership of direct selling companies operating in Malaysia to no more than 30%. There can be no assurance that the Company will be able to properly structure Malaysian operations to comply with this policy. In October of 1995, the Company's business permit applications were denied by the Malaysian government as a result of activities by certain NSI distributors. Therefore, the Company believes that although significant opportunities exist to expand its operations into new markets, there can be no assurance that these or other difficulties will not prevent the Company from realizing the benefits of this opportunity.

     Other Regulatory Issues. As a U.S. entity operating through subsidiaries in foreign jurisdictions, the Company is subject to foreign exchange control and transfer pricing laws that regulate the flow of funds between the Subsidiaries and the Company as well as the flow of funds to NSI for product purchases, management services, and contractual obligations such as the payment of distributor commissions. In South Korea, in particular, the Company has come under the scrutiny of regulators because of the manner in which the Company and Nu Skin Korea implement the Global Compensation Plan. Pursuant to the Global Compensation Plan, Nu Skin Korea currently pays commissions to distributors in South Korea on both their local and foreign product sales. Similarly, commissions on product sales in South Korea by other distributors are paid by their local NSI affiliate. The Company believes that it operates in compliance with all applicable foreign exchange control and transfer pricing laws. However, there can be no assurance that the Company will continue to be found to be operating in compliance with foreign exchange control and transfer pricing laws, or that such laws will not be modified, which, as a result, may require changes in the Company's operating procedures.

     As is the case with most companies which operate in the Company's product segment, NSI and the Company have from time to time received inquiries from various government regulatory authorities regarding the nature of their businesses and other issues such as compliance with local direct selling, customs, taxation, foreign exchange control, securities and other laws. Although to date none of these inquiries has resulted in a finding materially adverse to the Company or NSI, adverse publicity resulting from inquiries into NSI's operations by certain government agencies in the early 1990's, stemming in part out of inappropriate product and earnings claims by distributors, materially adversely affected NSI's business and results of operations. There can be no assurance that the Company or NSI will not face similar inquiries in the future, which, either as a result of findings adverse to the Company or NSI or as a result of adverse publicity resulting from the instigation of such inquiries, could have a material adverse effect on the Company's business and results of operations.

     The Subsidiaries are periodically subject to reviews and audits by various governmental agencies, particularly in new markets, where the Company has experienced high rates of growth. Currently, Nu Skin Korea is subject to an audit by South Korean customs authorities, which may or may not lead to other regulatory review. Management believes that this inquiry is the result of Nu Skin Korea's rapid growth and the fact that it is now reportedly the largest importer of cosmetics and personal care products in South Korea. Management believes that other major importers of cosmetic products are also the focus of regulatory reviews by South Korean authorities.

     Based on the Company's and NSI's experience and research (including assistance from counsel) and the nature and scope of inquiries from government regulatory authorities, the Company and NSI believe that they are in material compliance with all regulations applicable to them. Despite this belief, either the Company or NSI could be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by independent distributors. In 1994, NSI and three of its distributors entered into a consent decree with the Federal Trade Commission (the "FTC") with respect to its investigation of certain product claims and distributor practices, pursuant to which NSI paid approximately $1 million to settle the FTC investigation. NSI is currently in discussions with the FTC regarding its compliance with such consent decree and other product issues raised by the FTC. NSI recently voluntarily agreed to recall and rewrite virtually all of its sales and marketing materials to address FTC concerns. NSI has also offered a monetary settlement, which proposal is currently under review by the FTC. Even though neither the Company nor the Subsidiaries have encountered similar regulatory concerns, there can be no assurances that the Company and the Subsidiary will not be subject to similar inquiries and regulatory investigations or disputes and the effects of any adverse publicity resulting therefrom. Any assertion or determination that either the Company, NSI or any NSI distributors are not in compliance with existing laws or regulations could have a material adverse effect on the Company's business and results of operations. In addition, in any country or jurisdiction, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on the Company's business and results of operations. The Company cannot determine the effect, if any, that future governmental regulations or administrative orders may have on the Company's business and results of operations. Moreover, governmental regulations in countries where the Company plans to commence or expand operations may prevent, delay or limit market entry of certain products or require the reformulation of such products. Regulatory action, whether or not it results in a final determination adverse to the Company or NSI, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on the Company's sales and earnings.

Employees

     As of December 31, 1996, the Company had approximately 900 full-time and part-time employees. None of the employees is represented by a union or other collective bargaining group. The Company believes its relationship with its employees is good, and does not currently foresee a shortage in qualified personnel needed to operate the business. Each Subsidiary is directed by an experienced manager.

Certain Business Considerations and Risk Factors

     There are certain significant risks facing the Company, many of which are substantial in nature. Stockholders and prospective stockholders in the Company should consider carefully the following risks and information in conjunction with the other information contained herein.

     The statements in this section that are not historical facts are forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results and outcomes may differ materially from those discussed in this section. Factors that might cause such differences include, but are not limited to, the risks and factors discussed below.

     Reliance Upon Independent Distributors of NSI. The Company distributes its products exclusively through independent distributors who have contracted directly with NSI to become distributors. Consequently, the Company does not contract directly with distributors but licenses its distribution system and distributor force from NSI. Distributor agreements with NSI are voluntarily terminable by distributors at any time. The Company's revenue is directly dependent upon the efforts of these independent distributors, and any growth in future sales volume will require an increase in the productivity of these distributors and/or growth in the total number of distributors. As is typical in the direct selling industry, there is turnover in distributors from year to year, which requires the sponsoring and training of new distributors by existing distributors to maintain or increase the overall distributor force and motivate new and existing distributors. The Company experiences seasonal decreases in distributor sponsoring and product sales in some of the countries in which the Company operates because of local holidays and customary vacation periods. The size of the distribution force can also be particularly impacted by general economic and business conditions and a number of intangible factors such as adverse publicity regarding the Company or NSI, or the public's perception of the Company's products, product ingredients, NSI's distributors or direct selling businesses in general. Historically, the Company has experienced periodic fluctuations in the level of distributor sponsorship (as measured by distributor applications). However, because of the number of factors that impact the sponsoring of new distributors, and the fact that the Company has little or no control over the level of sponsorship of new distributors, the Company cannot predict the timing or degree of those fluctuations. There can be no assurance that the number or productivity of the Company's distributors will be sustained at current levels or increased in the future. In addition, the number of distributors as a percent of the population in a given country or market could theoretically reach levels that become difficult to exceed due to the finite number of persons inclined to pursue a direct selling business opportunity. This is of particular concern in Taiwan, where industry sources have estimated that up to 10% of the population is already involved in some form of direct selling.

     Since distributor agreements are entered into between NSI and distributors, all of the distributors who generate revenue for the Company are distributors of NSI. Because of this fact, the Company cannot control who becomes a distributor. In addition, because distributors are independent contractors of NSI, neither NSI nor the Company is in a position to provide the same level of direction, motivation and oversight as either would with respect to its own employees. Although NSI has a compliance department responsible for the enforcement of the policies and procedures that govern distributor conduct, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status, as well as the impact of certain resale price maintenance and other regulations that limit the ability of NSI and the Company to monitor and control the sales practices of distributors.

     Potential Effects of Adverse Publicity. The size of the distribution force and the results of the Company's operations can be particularly impacted by adverse publicity regarding the Company or NSI, including publicity regarding the legality of the Company's distribution system, the quality of the Company's products and product ingredients, regulatory investigations of the Company and its products, distributor actions and the public's perception of NSI's distributors and direct selling businesses generally.

     In 1991 and 1992, NSI was the subject of investigations by various regulatory agencies of eight states. All of the investigations were concluded satisfactorily. However, the publicity associated with the investigations resulted in a material adverse impact on NSI's results of operations. The Company has not been subject to investigations in Asia, however, the denial by the Malaysian government in 1995 of the Company's business permits due to distributor action resulted in adverse publicity for the Company. There can be no assurance that the Company will not be subject to adverse publicity in the future as a result of similar regulatory investigations, similar distributor actions or other factors or that such adverse publicity will not have a material adverse effect on the Company's business or results of operations.

     Potential Negative Impact of Distributor Actions. Distributor actions can negatively impact the Company and its products. For example, in October 1995, the Company's business permit applications were denied by the Malaysian government as the result of activities by certain NSI distributors before required government approvals could be secured. NSI subsequently terminated the distributorship rights of some of the distributors involved and elected to withdraw from the Malaysian market for a period of time. The denial by the Malaysian government of the Company's business permit application resulted in adverse publicity for the Company. In South Korea, the Company is currently undergoing a customs audit which was precipitated by the alleged illegal importation by certain NSI distributors of NSI products not yet available for sale in South Korea. Distributor activities in other countries in which the Company has not commenced operations may similarly result in an inability to secure, or delay in securing required regulatory and business permits. In addition, the publicity resulting from such distributor activities and other distributor activities such as inappropriate earnings claims and product representations by distributors can make the sponsoring and retaining of distributors more difficult, thereby negatively impacting sales. Furthermore, the Company's business and results of operations could be adversely affected if NSI terminates a significant number of distributors or certain distributors who play a key role in the Company's distribution system. There can be no assurance that these or other distributor actions will not have a material adverse effect on the Company's business or results of operations.

     Government Regulation of Direct Selling Activities. Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. In Japan, the Company's distribution system is regulated under the "Door-to-Door" Sales Law, which requires the submission of specific information concerning the Company's business and products and which provides certain cancellation and cooling-off rights for consumers and new distributors. Management has been advised by counsel that in some respects Japanese laws are becoming more restrictive with respect to direct selling in Japan. In Taiwan, the Fair Trade Law (and the Enforcement Rules and Supervisory Regulations of Multi-Level Sales) requires the Company to comply with registration procedures and also provides distributors with certain rights regarding cooling-off periods and product returns. The Company also complies with South Korea's strict Door-to-Door Sales Act, which requires, among other things, the regular reporting of revenue, the registration of distributors together with the issuance of a registration card, and the maintaining of a current distributor registry. This law also limits the amount of sponsoring bonuses that a registered multi-level marketing company can pay to its distributors to 35% of revenue in a given month. In Thailand, currently there are no laws (other than general fair trade laws) directly regulating direct selling or multi-level marketing activities.

     Based on research conducted in opening its existing markets (including assistance from local counsel), the nature and scope of inquiries from government regulatory authorities and the Company's history of operations in such markets to date, the Company believes that its method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which the Company and NSI currently operates. Even though management believes that laws governing direct selling are generally becoming more permissive in certain Asian countries, many countries, including Singapore, one of the Company's potential markets, currently have laws in place that would prohibit the Company and NSI from conducting business in such markets. There can be no assurance that the Company will be allowed to conduct business in each of the new markets or continue to conduct business in each of its existing markets licensed from NSI.

     Government Regulation of Products and Marketing. The Company and NSI are subject to or affected by extensive governmental regulations not specifically addressed to network marketing. Such regulations govern, among other things, (i) product formulation, labeling, packaging and importation, (ii) product claims and advertising, whether made by the Company, NSI or NSI distributors, (iii) fair trade and distributor practices, (iv) taxes, transfer pricing and similar regulations that affect foreign taxable income and customs duties, and (v) regulations governing foreign companies generally.

     The Japanese Ministry of Health and Welfare requires the Company to possess an import business license and to register each personal care product imported into the country. Packaging and labeling requirements are also specified. The Company has had to reformulate many products to satisfy MOHW regulations. In Japan, nutritional foods, drugs and quasi- drugs are all strictly regulated. The chief concern involves the types of claims and representations that can be made regarding the efficacy of nutritional products. In Taiwan, all "medicated" cosmetic and pharmaceutical products require registration. In Hong Kong and Macau, "pharmaceutical" products are strictly regulated. In South Korea, the Company is subject to and has obtained the mandatory certificate of confirmation as a qualified importer of cosmetics under the Pharmaceutical Affairs Law as well as additional product approvals for each of the 45 categories of cosmetic products which it imports. Each new cosmetic product undergoes a 60-day post-customs inspection where, in addition to compliance with ingredient requirements, each product is inspected for compliance with South Korean labeling requirements. There can be no assurance that these or other applicable regulations will not prevent the Company from introducing new products into its markets or require the reformulation of existing products.

     In Thailand, personal care products are regulated by the Food and Drug Association, and all of the initial NSI personal care products to be introduced in Thailand have qualified for simplified registration procedures under Thai law. Businesses which are more than 50% owned by non-citizens are not permitted to operate unless they have an Alien Business Permit, which is frequently difficult to obtain. The Company is currently operating under the Treaty of Amity and Economic Relations between Thailand and the United States. Under the Treaty of Amity, an Alien Business Permit is not required if a Thailand business is owned by an entity organized in the United States, a majority of whose owners are U.S. citizens or entities. From time to time, it has been reported that certain Thailand government officials have considered supporting the termination of the Treaty of Amity. There can be no assurance that, if the Treaty of Amity were terminated, the Company would be able to obtain an Alien Business Permit and continue operations in Thailand.

     Other Regulatory Issues. As a U.S. entity operating through subsidiaries in foreign jurisdictions, the Company is subject to foreign exchange control and transfer pricing laws that regulate the flow of funds between the Subsidiaries and the Company, as well as the flow of funds to NSI for product purchases, management services and contractual obligations such as payment of distributor commissions. In South Korea, in particular, the Company has come under the scrutiny of regulators because of the manner in which the Company and Nu Skin Korea implement the Global Compensation Plan. Pursuant to the Global Compensation Plan, Nu Skin Korea currently pays commissions to distributors in South Korea on both their local and foreign product sales. Similarly, commissions on product sales in South Korea by other distributors are paid by their local NSI affiliate. The Company believes that it operates in compliance with all applicable foreign exchange control and transfer pricing laws. However, there can be no assurance that the Company will continue to be found to be operating in compliance with foreign exchange control and transfer pricing laws, or that such laws will not be modified, which, as a result, may require changes in the Company's operating procedures.

     As is the case with most network marketing companies, NSI and the Company have from time to time received inquiries from various government regulatory authorities regarding the nature of their business and other issues such as compliance with local business opportunity and securities laws. Although to date none of these inquiries has resulted in a finding materially adverse to the Company or NSI, adverse publicity resulting from inquiries into NSI's operations by certain government agencies in the early 1990's, stemming in part out of inappropriate product and earnings claims by distributors, materially adversely affected NSI's business and results of operations. There can be no assurance that the Company or NSI will not face similar inquiries in the future which, either as a result of findings adverse to the Company or NSI or as a result of adverse publicity resulting from the instigation of such inquiries, could have a material adverse effect on the Company's business and results of operations.

     The Subsidiaries are periodically subject to reviews and audits by various governmental agencies, particularly in new markets, where the Company has experienced high rates of growth. Currently, Nu Skin Korea is subject to an audit by South Korean customs authorities, which may or may not lead to other regulatory review. Management believes that this inquiry is the result of Nu Skin Korea's rapid growth and the fact that it is now reportedly the largest importer of cosmetics and personal care products in South Korea. Management believes that other major importers of cosmetic products are the focus of regulatory reviews by South Korean authorities.

     Based on the Company's and NSI's experience and research (including assistance from counsel) and the nature and scope of inquiries from government regulatory authorities, the Company believes that it is in material compliance with all regulations applicable to the Company. Despite this belief, either the Company or NSI could be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by independent distributors. In 1994, NSI and three of its distributors entered into a consent decree with the Federal Trade Commission with respect to its investigation of certain product claims and distributor practices, pursuant to which NSI paid approximately $1 million to settle the FTC investigation. NSI is currently in discussions with the FTC regarding its compliance with such consent decree and other product issues raised by the FTC. NSI recently voluntarily agreed to recall and rewrite virtually all of its sales and marketing materials to address FTC concerns. NSI has also offered a monetary settlement, which proposal is currently under review by the FTC. Even though neither the Company nor the Subsidiaries has encountered similar regulatory concerns, there can be no assurances that the Company and the Subsidiaries will not be subject to similar inquiries and regulatory investigations or disputes and the effects of any adverse publicity resulting therefrom. Any assertion or determination that either the Company, NSI or any NSI distributors are not in compliance with existing laws or regulations could potentially have a material adverse effect on the Company's business and results of operations. In addition, in any country or jurisdiction, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on the Company's business and results of operations. The Company cannot determine the effect, if any, that future governmental regulations or administrative orders may have on the Company's business and results of operations. Moreover, governmental regulations in countries where the Company plans to commence or expand operations may prevent, delay or limit market entry of certain products or require the reformulation of such products. Regulatory action, whether or not it results in a final determination adverse to the Company or NSI, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on the Company's sales and earnings.

     Reliance on Certain Distributors; Potential Divergence of Interests between Distributors and the Company. The Company's Global Compensation Plan allows distributors to sponsor new distributors. The sponsoring of new distributors creates multiple distributor levels in the network marketing structure. Sponsored distributors are referred to as " downline" distributors within the sponsoring distributor's "downline network." If downline distributors also sponsor new distributors, additional levels of downline distributors are created, with the new downline distributors also becoming part of the original sponsor's "downline network." As a result of this network marketing distribution system, distributors develop relationships with other distributors, both within their own countries and internationally. The Company believes that its revenue is generated from thousands of distributor networks. However, the Company estimates that, as of December 31, 1996, approximately 325 distributorships worldwide comprised NSI's two highest executive distributor levels (Hawaiian Blue Diamond and Blue Diamond distributors). These distributorships have developed extensive downline networks which consist of thousands of sub-networks. Together with such networks, these distributorships account for substantially all of the Company's revenue. Consequently, the loss of such a high-level distributor or another key distributor together with a group of leading distributors in such distributor's downline network, or the loss of a significant number of distributors for any reason, could adversely affect sales of the Company's products, impair the Company's ability to attract new distributors and adversely impact earnings.

     Under the Global Compensation Plan, a distributor receives commissions based on products sold by the distributor and by participants in the distributor's worldwide downline network, regardless of the country in which such participants are located. The Company, on the other hand, receives revenues based almost exclusively on sales of products to distributors within the Company's markets. So, for example, if a distributor located in Japan sponsors a distributor in Europe, the Japanese distributor could receive commissions based on the sales made by the European distributor, but the Company would not receive any revenue since the products would have been sold outside of the Company's markets. The interests of the Company and distributors therefore diverge somewhat in that the Company's primary objective is to maximize the amount of products sold within the Company's markets, while the distributors' objective is to maximize the amount of products sold by the participants in the distributors' worldwide downline networks. The Company and NSI have observed that the commencement of operations in a new country tends to distract the attention of distributors from the established markets for a period of time while key distributors begin to build their downline networks within the new country. NSI is currently contemplating opening operations in additional countries outside of the Company's markets. To the extent distributors focus their energies on establishing downline networks in these new countries, and decrease their focus on building organizations within the Company's markets, the Company's business and results of operations could be adversely affected. Furthermore, the Company itself is currently contemplating opening new markets. In the event distributors focus on these new markets, sales in existing markets might be adversely affected. There can be no assurance that these new markets will develop or that any increase in sales in new markets will not be more than offset by a decrease in sales in the existing markets.

     Entering New Markets. As part of its growth strategy, the Company has acquired from NSI the right to act as NSI's exclusive distribution vehicle in Indonesia, Malaysia, the Philippines, the PRC, Singapore and Vietnam. The Company has undertaken a preliminary review of the laws and regulations to which its operations would be subject in the Philippines, Indonesia, Malaysia, the PRC, Vietnam and Singapore. Given existing regulatory environments and economic conditions, the Company's entrance into Singapore and Vietnam is not anticipated in the short to mid-term. The regulatory and political climate in the other countries for which the Company has the right to act as NSI's exclusive distributor is such that a replication of the Company's current operating structure cannot be guaranteed. Because the Company's personal care and nutritional product lines are positioned as premium product lines, the market potential for the Company's product lines in relatively less developed countries, such as the PRC and Vietnam, remains to be determined. Modifications to each product line may be needed to accommodate the market conditions in each country, while maintaining the integrity of the Company's products. No assurance can be given that the Company will be able to successfully reformulate its product lines in any of its new markets to attract local consumers.

     Each of the proposed new markets will present additional unique difficulties and challenges. The PRC, for example, has proven to be a particularly difficult market for foreign corporations due to its extensive government regulation and the historical political tenants of the PRC government. In order to enter the market in the PRC, the Company may be required to create a joint venture enterprise with a Chinese entity and to establish a local manufacturing presence, which will entail a significant investment on the Company's part. The Company will likely have to apply for licenses on a province by province basis and the repatriation of the Company's profits will be subject to restrictions on currency conversion and the fluctuations of the government controlled exchange rate. In addition, because distribution systems are greatly fragmented, the Company may be forced to use business models significantly different from those used by the Company in more developed countries. The lack of a comprehensive legal system and the uncertain and sporadic enforcement of existing legislation and laws could also have an adverse effect on the Company's proposed business in the PRC.

     The other potential new markets also present significant regulatory, political and economic obstacles to the Company. In Singapore, for example, network marketing is currently illegal and is not permitted under any circumstances. Although the Company believes that this restriction will eventually be relaxed or repealed, no assurance can be given that such regulation will not remain in place and that the Company will not be permanently prevented from initiating sales in Singapore. In addition, Malaysia has governmental guidelines that have the effect of limiting foreign ownership of direct selling companies operating in Malaysia to no more than 30%. There can be no assurance that the Company will be able to properly structure Malaysian operations to comply with this policy. In October of 1995, the Company's business permit applications were denied by the Malaysian government as a result of activities by certain NSI distributors. Therefore, the Company believes that although significant opportunities exist to expand its operations into new markets, there can be no assurance that these or other difficulties will not prevent the Company from realizing the benefits of this opportunity.

     Managing Growth. The Company's Asian Operations have experienced rapid growth since operations in Hong Kong commenced in 1991. The management challenges imposed by this growth include entry into new markets, growth in the number of employees and distributors, expansion of facilities necessary to accommodate growth and additions and modifications to the Company's product lines. To manage these changes effectively, the Company may be required to hire additional management and operations personnel and to improve its operational, financial and management systems. If the Company is unable to manage growth effectively or hire or retain qualified personnel, the Company's business and results of operations could be adversely affected.

     Possible Adverse Effect on the Company of a Change in the Status of Hong Kong. The Company has offices and a portion of its operations in the British Crown Colony of Hong Kong. Effective July 1, 1997, the exercise of sovereignty over Hong Kong will be transferred from the Government of the United Kingdom of Great Britain and Northern Ireland (the "United Kingdom") to the government of the PRC pursuant to the Sino-British Joint Declaration on the Question of Hong Kong (the "Joint Declaration") and Hong Kong will become a Special Administrative Region (SAR) of the PRC. The Joint Declaration provides that Hong Kong will be directly under the authority of the government of the PRC but Hong Kong will enjoy a high degree of autonomy except in foreign and defense affairs, and that Hong Kong will be vested with executive, legislative and independent judicial power. The Joint Declaration also provides that the current social and economic systems in Hong Kong will remain unchanged for 50 years after June 30, 1997 and that Hong Kong will retain the status of an international financial center. Although sales in Hong Kong accounted for less than 5% of the Company's revenues for the year ended December 31, 1996, Hong Kong serves as the location for the Company's regional offices and an important base of operations for many of the Company's most successful distributors whose downline distributor networks extend into other Asian markets. Any adverse effect on the social, political or economic systems in Hong Kong resulting from this transfer could have a material adverse effect on the Company's business and results of operations. Although the Company does not anticipate any material adverse change in the business environment in Hong Kong resulting from the 1997 transfer of sovereignty, the Company is formulating contingency plans to transfer the Company's regional office to another jurisdiction in the event that the Hong Kong business environment is so affected.

     Relationship with and Reliance on NSI; Potential Conflicts of Interest. NSI retains and will continue to retain ownership and control of the NSI trademarks, tradenames, the Global Compensation Plan, distributor lists and related intellectual property and know-how (collectively, the "Licensed Property"), and licenses and will continue to license to the Company rights to use the Licensed Property in certain markets. NSI and its affiliates currently operate in 15 countries, excluding the countries in which the Company currently operates, and will continue to market and sell personal care and nutritional products in these countries, as well as in additional countries outside of the Company's markets, through the network marketing channel. Thus the Company will not be able to use the Nu Skin name to expand into other markets for which the Company does not currently have a license without first obtaining additional licenses or other rights from NSI. There can be no assurance that NSI will make any additional markets available to the Company or that the terms of any new licenses from NSI will be acceptable to the Company.

     NSI has licensed to the Company, through the Subsidiaries, rights to distribute NSI products and to use the Licensed Property in the Company's markets, and NSIMG, will provide management support services to the Company and the Subsidiaries, pursuant to the Operating Agreements. The Company relies on NSI for research, development, testing, labeling and regulatory compliance for products sold to the Company under the distribution agreements, and virtually all of the Company's revenues are derived from products and sales aids purchased from NSI pursuant to these agreements. NSIMG will provide the Company with a variety of management and consulting services, including, but not limited to, management, legal, financial, marketing and distributor support/training, public relations, international expansion, human resources, strategic planning, product development and operations administration services. Each of the Operating Agreements is for a term ending December 31, 2016, and is subject to renegotiation after December 31, 2001, in the event that the Original Stockholders, on a combined basis, no longer beneficially own a majority of the combined voting power of the outstanding shares of common stock of the Company or of NSI. The Company will be almost completely dependent on the Operating Agreements to conduct its business, and in the event NSI is unable or unwilling to perform its obligations under the Operating Agreements, or terminates the Operating Agreements as provided therein, the Company's business and results of operations will be adversely affected.

     As of March 3, 1997, approximately 98.4% of the combined voting power of the outstanding shares of Common Stock was held by the Original Stockholders and certain of their affiliates. Consequently, as of such date, the Original Stockholders and certain of their affiliates had the ability, acting in concert, to elect all directors of the Company and approve any action requiring approval by a majority of the stockholders of the Company. Certain of the Original Stockholders also owned 100% of the outstanding shares of NSI, as of March 3, 1997. As a result of this ownership, these Original Stockholders will consider the short-term and the long-term impact of all stockholder decisions on the consolidated financial results of NSI and the Company.

     The Operating Agreements were approved by the Board of Directors of the Company, which, at the time of such approval, was composed entirely of officers and shareholders of NSI. In addition, most of the executive officers of the Company are also executive officers of NSI. It is expected that a number of the Company's executive officers will continue to spend a portion of their time on the affairs of NSI, for which they will continue to receive compensation from NSI.

     Concurrently with the Underwritten Offerings, the Company purchased from NSI for $25 million the exclusive rights to distribute NSI products in Thailand, Indonesia, Malaysia, the Philippines, the PRC, Singapore and Vietnam. The Company has paid $15 million of this amount, and will pay the remaining $10 million of this amount in January 1998.

     In view of the substantial relationships between the Company and NSI, conflicts of interest may exist or arise with respect to existing and future business dealings, including, without limitation, the relative commitment of time and energy by the executive officers to the respective businesses of the Company and NSI, potential acquisitions of businesses or properties, the issuance of additional securities, the election of new or additional directors, the payment of dividends by the Company, including the use of $15 million of the proceeds of the Underwritten Offerings to repay a portion of the S Distribution Notes. There can be no assurance that any conflicts of interest will be resolved in favor of the Company. Under Delaware and Utah law, a person who is a director of both the Company and NSI owes fiduciary duties to both corporations and their respective shareholders. As a result, persons who are directors of both the Company and NSI are required to exercise their fiduciary duties in light of what they believe to be best for each of the companies and its shareholders.

     Control by Original Stockholders; Anti-Takeover Effect of Dual Classes of Common Stock. Because of the relationship between the Company and NSI, management elected to structure the capitalization of the Company in such a manner as to minimize the possibility of a change in control of the Company without the consent of the Original Stockholders. Consequently, the shares of Class B Common Stock enjoy ten to one voting privileges over the shares of Class A Common Stock until the outstanding shares of Class B Common Stock constitute less than 10% of the total outstanding shares of Common Stock. As of March 3, 1997, the Original Stockholders and certain of their affiliates collectively owned 100% of the outstanding shares of the Class B Common Stock, representing approximately 98.4% of the combined voting power of the outstanding shares of Common Stock. Accordingly, as of such date, the Original Stockholders and certain of their affiliates, acting fully or partially in concert, were able to control the election of the Board of Directors of the Company and thus the direction and future operations of the Company without the supporting vote of any other stockholder of the Company, including decisions regarding acquisitions and other business opportunities, the declaration of dividends and the issuance of additional shares of Class A Common Stock and other securities. NSI is a privately-held company, all of the shares of which were owned as of March 3, 1997 by certain of the Original Stockholders. As long as the shareholders of NSI are majority stockholders of the Company, assuming they act in concert, third parties will not be able to obtain control of the Company through purchases of shares of Class A Common Stock.

     Adverse Impact on Company Income Due to Distributor Option Program. Prior to the Offerings, the Original Stockholders converted 1,605,000 shares of Class B Common Stock to Class A Common Stock and contributed such shares of Class A Common Stock to the Company. The Company has granted to NSI the Distributor Options to purchase such shares of Class A Common Stock, and NSI will assign the Distributor Options to qualifying distributors of NSI in connection with the Rule 415 Offerings. The Exercise Price for the Distributor Options is $5.75, which is 25% of the initial price per share to the public in the Underwritten Offerings. The vesting of the Distributor Options is subject to certain conditions, and the Distributor Options have been registered along with the shares of Class A Common Stock underlying such Distributor Options pursuant to Rule 415 under the 1933 Act.

     The Company estimates a pre-tax non-cash compensation expense of approximately $20.0 million in connection with the grant of the Distributor Options. This non-cash compensation expense will result in a corresponding impact on net income and net income per share, which may also result in a corresponding impact on the market price of the Class A Common Stock.

     Risks Related to Allocation and Vesting of Distributor Options; Decrease in Number of Distributor Options Available; Effect of Product Returns. Each allocation of Distributor Options made to a qualifying distributor (an " Eligible Distributor") that is an entity (such as a partnership or corporation) shall be made by NSI solely to the entity, not to the owners of the entity individually. In order for his or her Distributor Options to vest, an Eligible Distributor will generally be required to maintain, during the period from September 1, 1997 through December 31, 1997 (the "Vesting Period"), the Executive Pin Level he or she achieved by August 31, 1997 (the "Qualifying Executive Pin Level") . If an Eligible Distributor fails to maintain his or her Qualifying Executive Pin Level for any month during the Vesting Period, the number of Distributor Options vested in such Eligible Distributor will be recalculated at the end of the Vesting Period. If an Eligible Distributor falls below an Executive Pin Level of Gold at any time during the Vesting Period, all Distributor Options held by such Eligible Distributor will be immediately forfeited. Forfeited or declined options will not vest but will revert to NSI. Distributor Options vested in an Eligible Distributor will become exercisable upon receipt of written notice from NSI of the number of Distributor Options vested in such Eligible Distributor which is currently estimated to be by January 31, 1998, and will remain exercisable for a four-year period following December 31, 1997, provided the Eligible Distributor maintains an Executive Pin Level of Gold or higher until the date of exercise. No Distributor Options will be exercisable after December 31, 2001. In certain jurisdictions, the exercise period may be shortened to comply with local regulations.

     There can be no assurance that the number of Eligible Distributors will remain constant during the qualification period from January 1, 1997 until August 31, 1997 (the "Qualification Period"). Given the fixed number of Distributor Options available, the number of Distributor Options allocable to an Eligible Distributor will decrease as the total number of Eligible Distributors increases and conversely will increase as the total number of Eligible Distributors decreases. NSI has historically experienced periods of significant fluctuations in its total number of executive distributors and may experience such fluctuations in the future. An increase in the total number of Eligible Distributors during the Qualification Period could result in a material reduction in the number of Distributor Options allocable to an individual Eligible Distributor. The number of Distributor Options allocable to an Eligible Distributor will also decrease as the number of Eligible Distributors at higher executive distributor levels increases as a proportion of all Eligible Distributors and conversely will increase as the number of Eligible Distributors at higher executive distributor levels decreases as a proportion of all Eligible Distributors. There can be no assurance that the proportion of Eligible Distributors at each Executive Pin Level will remain constant during the Qualification Period. In addition, the number of Distributor Options allocable to an Eligible Distributor will decrease as such Eligible Distributor's compensation decreases as a proportion of total compensation paid to all Eligible Distributors and conversely will increase as such Eligible Distributor's compensation increases as a proportion of total compensation paid to all Eligible Distributors. There can be no assurance that an Eligible Distributor's compensation will remain constant as a percentage of total Eligible Distributor compensation during the Qualification Period. Further, there can be no assurance that an Eligible Distributor will be able to earn particular compensation amounts during the Qualification Period. In certain countries, including Japan, the formula used in determining allocations among distributors may be modified to comply with local regulations, which will impact the number of Distributor Options allocated to all Eligible Distributors.

     Product returns during the Qualification or Vesting Periods will reduce commission levels and may affect distributor pin levels, consequently impacting the number of Distributor Options received by an Eligible Distributor. In the event of product returns occurring after the Qualification or Vesting Periods which would have affected distributor pin levels or qualification for or vesting of Distributor Options had such product returns been made during the Qualification or Vesting Periods, NSI reserves the right to use any mechanism available to it under the NSI distributor policies and procedures, as may be amended from time to time, to recoup the value of the Distributor Options received by an Eligible Distributor at the end of the Vesting Period in excess of the value of Distributor Options which would have vested had such returns been made prior to the end of the Vesting Period. There can be no assurance that product returns will not affect the number of Distribution Options or the value of Distribution Options received by an Eligible Distributor.

        NSI has granted in the past, and may continue to grant in the future, exceptions under its Global Compensation Plan permitting various distributors to receive compensation at higher levels than they would have been entitled to receive based exclusively on their personal and group sales volumes. Although exceptions are discouraged, management believes that this arrangement is important in retaining the loyalty and dedication of distributors in certain situations. However, allocations of Distributor Options shall generally be based on the Executive Pin Level at which Eligible Distributors receive commissions, giving consideration to any temporary exceptions which may be granted by NSI from time to time.

     Restrictions on Resale of Shares Underlying Distributor Options. By exercising any portion of his or her Distributor Options, each Eligible Distributor who is granted more than 3,000 Distributor Options agrees not to resell in any given six-month period more than 33% of the shares of Class A Common Stock issuable upon exercise of the Distributor Options originally granted to such Eligible Distributor.

     Regulatory and Taxation Risks. The availability of Distributor Options and employee stock bonus awards in each country in which NSI distributors and/or employees reside is entirely dependent upon and subject to NSI's ability to secure any necessary regulatory approvals, qualifications or exemptions in each such country. There can be no assurance that such qualifications will be secured or, once secured, will not be suspended. It is possible that NSI may not be able to secure the necessary regulatory approvals or qualifications in certain countries. The receipt of Distributor Options and employee stock bonus awards will also subject the recipient to potentially material income tax and capital gains tax implications. The Company and its affiliates anticipate that the Distributor Options, the shares of Class A Common Stock underlying the Distributor Options and the employee stock bonus awards will be qualified in some form pursuant to the securities laws of each jurisdiction in which the Company and its affiliates operate. There can be no assurance, however, that NSI will be able to qualify the Distributor Options and the employee stock bonus awards in each jurisdiction or that, if qualified, the governmental authorities in such jurisdictions will not suspend qualifications or require material modifications to the terms of the programs as they are currently contemplated to be implemented. In South Korea, prior to awarding Distributor Options to distributors, NSI is awaiting confirmation from regulatory authorities that distributors will be permitted to exercise any Distributor Options received by them. There can be no assurance, however, that distributors in South Korea will be allocated or be allowed to exercise any of the Distributor Options they may receive. In certain European countries, including France, the United Kingdom, Spain, Belgium and possibly others, only existing distributors and/or executive distributors will be allowed to participate in the Nu Skin International, Inc. 1996 Stock Option Plan. No assurances can be given as to the timing of any governmental approvals received in connection with the Distributor Options. In addition, there can be no assurance that the laws and relevant regulations and judicial and administrative interpretations in such jurisdictions will not change in a manner that has a material impact on the ability of NSI to adopt or maintain such programs in such jurisdictions. The Nu Skin International, Inc. 1996 Stock Option Plan, as it is implemented or administered in any given country where distributors of NSI reside or act as independent distributors of NSI, may be amended or modified by NSI's board of directors from time to time to comply with the legal requirements and restrictions of such country.

     Reliance on and Concentration of Outside Manufacturers. Virtually all the Company's products are sourced through NSI and are produced by manufacturers unaffiliated with NSI. The Company currently has little or no direct contact with these manufacturers. The Company's profit margins and its ability to deliver its existing products on a timely basis are dependent upon the ability of NSI's outside manufacturers to continue to supply products in a timely and cost-efficient manner. Furthermore, the Company's ability to enter new markets and sustain satisfactory levels of sales in each market is dependent in part upon the ability of suitable outside manufacturers to reformulate existing products, if necessary to comply with local regulations or market environments, for introduction into such markets. Finally, the development of additional new products in the future will likewise be dependent in part on the services of suitable outside manufacturers.

     The Company currently acquires products or ingredients from sole suppliers or suppliers that are considered by the Company to be the superior suppliers of such ingredients. The Company believes that, in the event it is unable to source any products or ingredients from its current suppliers, the Company could produce such products or replace such products or substitute ingredients without great difficulty or prohibitive increases in the cost of goods sold. However, there can be no assurance that the loss of such a supplier would not have a material adverse effect on the Company's business and results of operations.

     With respect to sales to the Company, NSI currently relies on two unaffiliated manufacturers to produce approximately 70% and 80% of its personal care and nutritional products, respectively. NSI has a written agreement with the primary supplier of the Company's personal care products that expires at the end of 1997. An extension to such contract is currently being negotiated. NSI does not currently have a written contract with the primary supplier of the Company's nutritional products. The Company believes that in the event that NSI's relationship with any of its key manufacturers is terminated, NSI will be able to find suitable replacement manufacturers. However, there can be no assurance that the loss of either manufacturer would not have a material adverse effect on the Company's business and results of operations.

     Reliance on Operations of and Dividends and Distributions from Subsidiaries. The Company is a holding company without operations of its own or significant assets other than ownership of 100% of the capital stock of each of the Subsidiaries. Accordingly, an important source of the Company's income will be dividends and other distributions from the Subsidiaries. Each of the Subsidiaries has its operations in a country other than the United States, the country in which the Company is organized. In addition, each of the Subsidiaries receives its revenues in the local currency of the country or jurisdiction in which it is situated. As a consequence, the Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and regulations, and foreign currency exchange regulations of the country or jurisdictions in which the Subsidiaries operate. The Subsidiaries' ability to pay dividends or make other distributions to the Company is also subject to their having sufficient funds from their operations legally available for the payment of such dividends or distributions that are not needed to fund their operations, obligations or other business plans. Because the Company will be a stockholder of each of the Subsidiaries, the Company's claims as such will generally rank junior to all other creditors of and claims against the Subsidiaries. In the event of a Subsidiary's liquidation, there may not be assets sufficient for the Company to recoup its investment in such Subsidiary.

     Taxation Risks and Transfer Pricing. The Company is subject to taxation in the United States, where it is incorporated, at a statutory corporate federal tax rate of 35.0% plus any applicable state income taxes. In addition, each Subsidiary is subject to taxation in the country in which it operates, currently ranging from a statutory tax rate of 57.9% in Japan to 16.5% in Hong Kong. The Company will be eligible for foreign tax credits in the U.S. for the amount of foreign taxes actually paid in a given period. In the event that the Company's operations in high tax jurisdictions such as Japan grow disproportionately to the rest of the Company's operations, the Company will be unable to fully utilize its foreign tax credits in the U.S., which could, accordingly, result in the Company paying a higher overall effective tax rate on its worldwide operations.

     Because the Subsidiaries operate outside of the United States, the Company is subject to the jurisdiction of numerous foreign tax authorities. In addition to closely monitoring the Subsidiaries locally based income, these tax authorities regulate and restrict various corporate transactions, including intercompany transfers. The Company believes that the tax authorities in Japan and South Korea are particularly active in challenging the tax structures of foreign corporations and their intercompany transfers. Although the Company believes that its tax and transfer pricing structures are in compliance in all material respects with the laws of every jurisdiction in which it operates, no assurance can be given that these structures will not be challenged by foreign tax authorities or that such challenges will not have a material adverse effect on the Company's business or results of operations.

     Increase in Distributor Compensation Expense. Under the Licensing and Sales Agreements (the "Licensing and Sales Agreements") between each of the Subsidiaries and NSI, the Company and each Subsidiary are contractually obligated to pay a distributor commission expense of 42% of commissionable product sales (with the exception of South Korea where, due to government regulations, the Company uses a formula based upon a maximum payout of 35% of commissionable product sales). The Licensing and Sales Agreements provide that the Company is to satisfy this obligation by paying commissions owed to local distributors. In the event that these commissions exceed 42% of commissionable product sales, the Company is entitled to receive the difference from NSI. In the event that the commissions paid are lower than 42%, the Company must pay the difference to NSI. Under this formulation, the Company's total commission expense is fixed at 42% of commissionable product sales in each country (except for South Korea). The 42% figure has been set on the basis of NSI's experience over the past seven years during which period actual commissions paid in a given year together with the cost of administering the Global Compensation Plan have ranged between 41% and 43% of commissionable product sales for such year (averaging approximately 42%). In the event that actual commissions payable to distributors from sales in the Company's markets vary from these historical results, whether as a result of changes in distributor behavior or changes to the Global Compensation Plan or in the event that NSI's cost of administering the Global Compensation Plan increases or decreases, the Licensing and Sales Agreements provide that the intercompany settlement figure may be modified to more accurately reflect actual results. This could result in the Company becoming obligated to make greater settlement payments to NSI under the Licensing and Sales Agreements. Such additional payments could adversely affect the Company's results of operations. Because the Company licenses the right to use the Global Compensation Plan from NSI, the structure of the plan, including commission rates, is under the control of NSI.

     Seasonality and Cyclicality; Variations in Operating Results. While neither seasonal nor cyclical variations have materially affected the Company's results of operations to date, the Company believes that its rapid growth may have overshadowed these factors. Accordingly, there can be no assurance that seasonal or cyclical variations will not materially adversely affect the Company's results of operations in the future.

     The direct selling industry in Asia is impacted by certain seasonal trends such as major cultural events and vacation patterns. For example, sales are generally affected by local New Year celebrations in Japan, Taiwan, Hong Kong and South Korea, which occur in the Company's first quarter. Management believes that direct selling in Japan is also generally negatively impacted during August, when many individuals traditionally take vacations.

     Generally, the Company has experienced rapid revenue growth in each new market from the commencement of operations. In Japan, Taiwan and Hong Kong, the initial rapid revenue growth was followed by a short period of stable revenue followed by renewed growth fueled by new product introductions, an increase in the number of active distributors and increased distributor productivity. In addition, the Company may experience variations on a quarterly basis in its results of operations, as new products are introduced and new markets are opened. There can be no assurance that current revenue and productivity trends will be maintained in any of these markets or that future results of operations will follow historical performance. Furthermore, no assurances can be given that the Company's revenue growth rate in either South Korea or Thailand, which commenced operations in February 1996 and March 1997, respectively, or in new markets where operations have not commenced, will follow this pattern.

     Product Liability. The Company may be subject, under applicable laws and regulations, to liability for loss or injury caused by its products. The Company's Subsidiaries are currently covered for product liability claims to the extent of and under insurance programs maintained by NSI for their benefit and for the benefit of its affiliates purchasing NSI products. Accordingly, NSI maintains a policy covering product liability claims for itself and its affiliates with a $1 million per claim and $1 million annual aggregate limit and an umbrella policy with a $40 million per claim and $40 million annual aggregate limit. Although the Company has not been the subject of material product liability claims and the laws and regulations providing for such liability in the Company's markets appear to have been seldom utilized, no assurance can be given that the Company may not be exposed to future product liability claims, and, if any such claims are successful, there can be no assurance that the Company will be adequately covered by insurance or have sufficient resources to pay such claims. The Company does not currently maintain its own product liability policy.

     Competition. The markets for personal care and nutritional products are large and intensely competitive. The Company competes directly with companies that manufacture and market personal care and nutritional products in each of the Company's product lines. The Company competes with other companies in the personal care and nutritional products industry by emphasizing the value and premium quality of the Company's products and the convenience of the Company's distribution system. Many of the Company's competitors have much greater name recognition and financial resources than the Company. In addition, personal care and nutritional products can be purchased in a wide variety of channels of distribution. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person or through a catalog, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other personal care and nutritional product companies. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future.

     The Company also competes with other direct selling organizations, some of which have longer operating histories and higher visibility name recognition and financial resources. The leading network marketing company in the Company's markets is Amway Corporation and its affiliates. The Company competes for new distributors on the basis of the Global Compensation Plan and its premium quality products. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years. The Company has been advised that certain large, well-financed corporations are planning to launch direct selling enterprises which will compete with the Company in certain of its product lines. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition.

     The Company competes for the time, attention and commitment of its independent distributor force. Given that the pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market, the potential pool of distributors for the Company's products is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although management believes that the Company offers an attractive business opportunity, there can be no assurance that other network marketing companies will not be able to recruit the Company's existing distributors or deplete the pool of potential distributors in a given market.

     Operations Outside the United States; Currency Risks. The Company's revenues and most of its expenses are recognized primarily outside of the United States. Therefore, the Company is subject to transfer pricing regulations and foreign exchange control, taxation, customs and other laws. The Company's operations may be materially and adversely affected by economic, political and social conditions in the countries in which it operates. A change in policies by any government in the Company's markets could adversely affect the Company and its operations through, among other things, changes in laws, rules or regulations, or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, currency repatriation or imports, or the expropriation of private enterprises. Although the general trend in these countries has been toward more open markets and trade policies and the fostering of private business and economic activity, no assurance can be given that the governments in these countries will continue to pursue such policies or that such policies will not be significantly altered in future periods. This could be especially true in the event of a change in leadership, social or political disruption or upheaval, or unforeseen circumstances affecting economic, political or social conditions or policies. The Company is aware of news releases in South Korea, for example, reporting comments by political figures proposing restrictions on foreign direct sellers designed to protect the market share of local companies. There can be no assurance that such activities, or other similar activities in the Company's markets, will not result in passage of legislation or the enactment of policies which could materially adversely affect the Company's operations in these markets. In addition, the Company's ability to expand its operations into the new markets for which it has received an exclusive license to distribute NSI products will directly depend on its ability to secure the requisite government approvals and comply with the local government regulations in each of those countries. The Company has in the past experienced difficulties in obtaining such approvals as a result of certain actions taken by its distributors, and no assurance can be given that these or similar problems will not prevent the Company from commencing operations in those countries.

     The Company purchases inventory from NSI in U.S. dollars and assumes currency exchange rate risk with respect to such purchases. Local currency in Japan, Taiwan, Hong Kong, South Korea and Thailand is generally used to settle non-inventory transactions with NSI. Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition. However, because nearly all of the Company's revenue is realized in local currencies and the majority of its cost of sales is denominated in U.S. dollars, the Company's gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening in the U.S. dollar. The Company reduces its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. The Company does not use such financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company's operating results.

     Import Restrictions, Duties and Regulation of Consumer Goods. With the exception of a small percentage of revenues in Japan, virtually all of the Company's sales historically have been derived from products purchased from NSI. All of those products historically have been imported into the countries in which they were ultimately sold. The countries in which the Company currently conducts business impose various legal restrictions on imports. In Japan, the Japanese Ministry of Health and Welfare ("MOHW") requires the Company to possess an import business license and to register each personal care product imported into the country. Packaging and labeling requirements are also specified. The Company has had to reformulate many products to satisfy MOHW regulations. In Japan, nutritional foods, drugs and quasi-drugs are all strictly regulated. The chief concern involves the types of claims and representations that can be made regarding the efficacy of nutritional products. In Taiwan, all "medicated" cosmetic and pharmaceutical products require registration. In Hong Kong and Macau,"pharmaceutical" products are strictly regulated. In South Korea, the Company has obtained the mandatory certificate of confirmation as a qualified importer of cosmetics under the Pharmaceutical Affairs Law and is required to obtain additional product approvals for each of the 45 categories of cosmetic products which it imports. Each new cosmetic product undergoes a 60 day post-customs inspection where, in addition to compliance with ingredient requirements, each product is inspected for compliance with South Korean labeling requirements. There can be no assurance that these or other applicable regulations will not prevent the Company from introducing new products into its markets or require the reformulation of existing products.

     The Company has not experienced any difficulty maintaining its import licenses but has experienced complications regarding health and safety and food and drug regulations for nutritional products. Many products require reformulation to comply with local requirements. In addition, new regulations could be adopted or any of the existing regulations could be changed at any time in a manner that could have a material adverse effect on the Company's business and results of operations. Duties on imports are a component of national trade and economic policy and could be changed in a manner that would be materially adverse to the Company's sales and its competitive position compared to locally-produced goods, in particular in countries such as Taiwan, where the Company's products are already subject to high customs duties. In addition, import restrictions in certain countries and jurisdictions limit the Company's ability to import products from NSI. In some jurisdictions, such as the PRC, regulators may prevent the importation of NSI products altogether. Present or future health and safety or food and drug regulations could delay or prevent the introduction of new products into a given country or marketplace or suspend or prohibit the sale of existing products in such country or marketplace.

     Anti-Takeover Effects of Certain Charter, Contractual and Statutory Provisions. The Board of Directors is authorized, subject to certain limitations, to issue without further consent of the stockholders up to 25,000,000 shares of preferred stock with rights, preferences and privileges designated by the Board of Directors. In addition, the Company's Certificate of Incorporation requires the approval of 66 2/3% of the outstanding voting power of the Class A Common Stock and the Class B Common Stock to authorize or approve certain change of control transactions. The Company's Certificate of Incorporation and Bylaws also contain certain provisions that limit the ability to call special meetings of stockholders and the ability of stockholders to bring business before or to nominate directors at a meeting of stockholders. Pursuant to the Company's 1996 Stock Incentive Plan, in the event of certain change of control transactions the Board of Directors has the right, under certain circumstances, to accelerate the vesting of options and the expiration of any restriction periods on stock awards. Finally, the Operating Agreements with NSI and NSIMG are subject to renegotiation after December 31, 2001 upon a change of control of the Company. Any of these actions, provisions or requirements could have the effect of delaying, deferring or preventing a change of control of the Company.

     The Company is subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware (the "Anti-Takeover Law") regulating corporate takeovers. The Anti-Takeover Law prevents certain Delaware corporations, including those whose securities are listed on the New York Stock Exchange, from engaging, under certain circumstances, in a "business combination" (which includes a merger of not more than 10% of the corporations' assets) with an "interested stockholder" (a stockholder who, together with affiliates and associates, within the prior three years did own, 15% or more of the corporation's outstanding voting stock) for three years following the date that such stockholder became an "interested stockholder," unless the "business combination" or "interested stockholder" is approved in a prescribed manner. A Delaware corporation may "opt out" of the Anti-Takeover Law with an express provision in its original certificate of incorporation or an express provision in its certificate of incorporation or bylaws resulting from a stockholders' amendment approved by at least a majority of the outstanding voting shares. The Company has not "opted out" of the provisions of the Anti-Takeover Law.

     Shares Eligible for Future Sale. Sales of a substantial number of shares of Class A Common Stock in the public market could adversely affect the market price for the Class A Common Stock.

     Dilution. The Exercise Price of the Distributor Options is $5.75. At this price, as of December 31, 1996, investors exercising Distributor Options to purchase shares of Class A Common Stock in the Rule 415 Offerings will incur immediate dilution of $4.67 per share, assuming the exercise of all the Distributor Options (excluding any potential increase in the Company's net tangible book value related to tax benefits that may arise upon the exercise of the Distributor Options) and the issuance of the shares of Class A Common Stock underlying the 109,000 stock bonus awards granted by the Company to certain of its employees in the Rule 415 Offerings.

     Absence of Dividends. The Company does not anticipate that any dividends will be declared on its Common Stock in the immediate future. The Company intends from time to time to re-evaluate this policy based on its net income and its alternative uses for retained earnings, if any. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company and subject to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors of the Company. There can be no assurance regarding the timing or payment of any future dividends by the Company. It is anticipated that any dividends, if declared, will be paid in U.S. dollars.


ITEM 2. PROPERTIES

     In each of its current markets, the Company has established a central office for the local administrative staff directed by a general manager. These offices also have a training room for distributor and employee use and an adjoining distribution center where distributors can place, pay for, and pick up orders. In Japan, Taiwan, and South Korea additional pick up centers have been added to provide better service to distributors and meet the increasing demand for product. In Hong Kong, the Company maintains a distributor business center where established distributors can use office space for training and sponsoring activities at cost.

     In addition to the Company's corporate headquarters in Provo, Utah, the following table summarizes, as of March 3, 1997, the Company's leased office and distribution facilities in each country where the Company currently has operations.

                                                                 Approximate
Location                  Function                                Square Feet
--------                  --------                               ------------
Tokyo, Japan............. Central office/ distribution center       35,000
Osaka, Japan............. Distribution center/office                13,400
Taipei, Taiwan........... Central office/distribution center        22,000
Kaohsiung, Taiwan........ Distribution center/office                 9,500
Taichung, Taiwan......... Distribution center/office                17,000
Nankan, Taiwan........... Warehouse/distribution center             36,000
Causeway Bay, Hong Kong.. Central office/distribution               19,000
                          center/distributor
                          business center/regional office
Tsing Yi, Hong Kong...... Warehouse                                 10,000
Macau.................... Distribution center/office                 2,000
Seoul, South Korea....... Central office/distribution center        20,000
Seoul, South Korea....... Distribution center                        7,000
Kyungki-Do, South Korea.. Warehouse                                 16,000
Pusan, South Korea....... Distribution center                       10,000
Bangkok, Thailand........ Central office/distribution center         8,200
Bangkok, Thailand........ Distribution center                        1,700


ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation or other legal proceedings or investigations which is expected to have a material adverse effect on its financial condition or results of operations, nor are any such proceedings known to be contemplated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     The Company's Class A Common Stock is listed on the New York Stock Exchange ("NYSE"). The Company's Class A Common Stock trades under the symbol "NUS" and was listed on the NYSE on November 21, 1996. Prior to that date, there was no public market for the Company's Class A Common Stock. The following table is based upon information available to the Company and sets forth the range of the high and low sales prices for the Company's Class A Common Stock for the quarterly period from November 21, 1996, the day the Class A Common Stock was priced in the Company's initial public offering based upon quotations on the
NYSE:


                                                                Sales Price
                                                              ------------------
       Security                    Quarter Ended               High       Low
Class A Common Stock, par      December 31, 1996 (since       $30.78   $23.00(1)
value $0.001 per share         November 21, 1996)

--------------

(1) Denotes the price per share in the Underwritten Offerings. The lowest sales price quoted on the NYSE was $26.50.


     The market price of the Company's Class A Common Stock is subject to significant fluctuations in response to variations in the Company's quarterly operating results, general trends in the market for the Company's products and product candidates, and other factors, many of which the Company has little or no control over. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely effect the market for the Company's Class A Common Stock, regardless of the Company's actual or projected performance.

     The approximate number of holders of record of the Company's Class A Common Stock as of March 3, 1997 was 8,600. This number does not represent the actual number of beneficial owners of shares of the Company's Class A Common Stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares. The Company has not paid or declared any cash dividends on its Class A Common Stock since its incorporation and does not anticipate paying any cash dividends on its Class A Common Stock in the foreseeable future. The Company currently anticipates that all of its earnings, if any, will be retained for use in the operation and expansion of its business. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Company's Board of Directors may deem appropriate.


ITEM 6. SELECTED FINANCIAL DATA


                                                                              Three
                                                                              Months
                                                                              Ended
                                             Year Ended September 30,       December 31,   Year Ended December 31,
                                           1992        1993       1994         1994        1994      1995       1996
                                          ------      ------     ------       ------      ------    ------     ------


                                                         (in thousands, except per share data)
Income Statement Data:

Revenue............................      $42,919    $110,624   $254,637      $73,562    $264,440   $358,609   $678,596
Cost of sales......................       14,080      38,842     86,872       19,607      82,241     96,615    193,158
                                         -------    --------   --------      -------    --------   --------   --------
Gross profit.......................       28,839      71,782    167,765       53,955     182,199    261,994    485,438
Operating expenses:
     Distributor incentives........       14,659      40,267     95,737       27,950     101,372    135,722    249,613
     Selling, general and administrative  10,065      27,150     44,566       13,545      48,753     67,475    105,477
     Distributor stock expense.....           --          --         --           --          --         --      1,990
                                         -------    --------   --------      -------    --------   --------   --------
Operating income...................        4,115       4,365     27,462       12,460      32,074     58,797    128,358
Other income (expense), net........          160         133        443         (813)       (394)       511      2,833
                                         -------    --------   --------      -------    --------   --------   --------
Income before provision for income
     taxes.........................        4,275       4,498     27,905       11,647      31,680     59,308    131,191
Provision for income taxes.........        1,503         417     10,226        2,730      10,071     19,097     49,494
                                         -------    --------   --------      -------    --------   --------   --------
Net income.........................      $ 2,772    $  4,081   $ 17,679      $ 8,917    $ 21,609   $ 40,211   $ 81,697
                                         =======    ========   ========      =======    ========   ========   ========

Pro forma net income per share.....                                                                $    .50   $   1.01
Pro forma weighted average common
     shares outstanding(5).........                                                                  80,518     81,060

Pro Forma Income Statement
Data(1)(2):
Revenue.......................................................................................     $358,609   $678,596
Cost of sales.................................................................................       96,615    193,158
Gross profit..................................................................................      261,994    485,438
Operating expenses:
     Distributor incentives...................................................................      135,722    249,613
     Selling, general and administrative......................................................       74,433    111,802
Operating income..............................................................................       51,839    124,023
Other income (expense), net(3)................................................................       (2,298)     3,602
Income before provision for income taxes......................................................       49,541    127,625
Provision for income taxes....................................................................       19,005     44,700
Net income ...................................................................................     $ 30,536   $ 82,925
Net income per share..........................................................................     $    .36   $    .97
Weighted average common shares outstanding(4).................................................       85,377     85,377


                                                   As of September 30,                     As of December 31,
                                         --------------------------------------  ------------------------------------
                                             1992        1993         1994           1994         1995        1996(5)
                                            ------      ------       ------         ------       ------       -------
                                                                         (in thousands)
Balance Sheet Data:
Cash and cash equivalents............   $   1,553    $  14,591    $  18,077      $  16,288    $  63,213   $  207,106
Working capital......................       1,026        (504)       15,941         26,680       47,863       66,235
Total assets.........................      10,236       41,394       71,565         61,424      118,228      331,715
Short term notes payable to stockholders       --           --           --             --           --       71,487
Short term note payable to NSI.......          --           --           --             --           --       10,000
Long term note payable to NSI........          --           --           --             --           --       10,000
Stockholders' equity.................       2,749        6,926       24,934         33,861       61,771      107,792


                                                   As of September 30,                     As of December 31,
                                         --------------------------------------  ------------------------------------
                                             1992        1993         1994           1994         1995         1996
                                            ------      ------       ------         ------       ------       -----
Other Information(6):
Number of active distributors........      33,000      106,000      152,000        170,000      236,000      377,000
Number of executive distributors.....         649        2,788        5,835          6,083        7,550       20,483

------

(1) The unaudited pro forma income statement data reflects the Reorganization, the Offerings and the following adjustments as if such events had occurred on January 1, 1995: (i) the amortization over a 20-year period of a $25.0 million payment, consisting of $5.0 million in cash and $20.0 million in notes, to NSI for the exclusive rights to distribute NSI products in Thailand, Indonesia, Malaysia, the Philippines, the PRC, Singapore and
     Vietnam (the "License Fee"); (ii) the recognition by the Company of additional charges of $4.4 million for the year ended December 31, 1995, and an additional $4.0 million for the year ended December 31, 1996, relating to certain support services provided to the Company by NSI and an NSI affiliate, and charges related to operating as a public company; (iii) estimated compensation expense of $1.2 million related to the employee stock bonus awards granted to employees of the Company, NSI and its affiliates; and (iv) adjustments for U.S. Federal and state income taxes as if the Company had been taxed as a C corporation rather than as an S corporation since inception.

(2) The unaudited pro forma income statement data does not reflect the non-cash compensation expense totaling $19.9 million in connection with the one-time grant of the Distributor Options at an exercise price of $5.75 per share.
     The granting and vesting of the Distributor Options are conditioned upon distributor performance under the Global Compensation Plan and the NSI 1996
     Distributor Stock Option Plan. The vesting of the Distributor Options is scheduled to occur on December 31, 1997.

(3) Other pro forma income and expense includes: (i) increased interest expense of $2.7 million for the year ended December 31, 1995 relating to the distribution to the Original Stockholders through the issuance of promissory notes (the "S Distribution Notes") of the Subsidiaries' earned and undistributed S corporation earnings through the date of the termination of the Subsidiaries S corporation status; (ii) increased interest expense of $0.9 million for the year ended December 31, 1995 and $0.1 million for the year ended December 31, 1996 relating to the issuance of $20.0 million in notes as partial payment of the License Fee payable to NSI; and (iii) increased interest income of $0.8 million for the year ended
     December 31, 1995 and $0.8 million for the year ended December 31, 1996 relating to an estimated $13.1 million note receivable from NSI as consideration for the Distributor Options.

(4) Pro forma weighted average common shares outstanding reflects 80,250,000 shares of Common Stock outstanding after giving effect to the Reorganization, increased by the sale of 4,750,000 shares of Class A Common
     Stock, the award of 109,000 shares of Class A Common Stock to employees of the Company, and an option granted to an executive officer of the Company to purchase 267,500 shares of Class A Common Stock. Supplemental income per share, calculated as if $25.0 million of the proceeds from the Offerings were used to repay notes payable, had a dilutive effect of less than 2% and therefore, is not presented.

(5) On November 27, 1996, the Company completed an initial public offering of 4,750,000 shares and recognized offering proceeds on the transaction of $98.8 million. From these proceeds, $5.0 million was paid to NSI as partial payment of the License Fee and $15.0 million was paid to certain stockholders as partial payment of the S Distribution Notes payable. As of December 31, 1996, the balance of short-term and long-term notes payable to NSI relating to the License Fee were $10.0 million and $10.0 million, respectively, and the balance of S Distribution Notes payable was $71.5 million.

(6) Active distributors are those distributors who are resident in the countries in which the Company operates and who have purchased products during the three months ended as of the date indicated, rounded to the nearest thousand. An executive distributor is an active distributor who has submitted a qualifying letter of intent to become an executive distributor, achieved specified personal and group sales volumes for a four month period and maintained such specified personal and group sales volumes thereafter.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related notes thereto which are included in this report.

General

     Nu Skin Asia Pacific is a network marketing company involved in the distribution and sale of premium quality, innovative personal care and nutritional products. The Company is the exclusive distribution vehicle for Nu Skin International, Inc. ("Nu Skin International" or "NSI") in the countries of Japan, Taiwan, Hong Kong (including Macau), South Korea and Thailand, where the Company currently has operations, and in Indonesia, Malaysia, the Philippines, the PRC, Singapore and Vietnam, where operations have not commenced. Until September 30, 1994, the Company's fiscal year ended on September 30 of each year. As of October 1, 1994, the Company changed its fiscal year end to December 31 of each year, beginning with the fiscal year ended December 31, 1995.

     The Company's revenue, which is net of returns, is primarily dependent upon the efforts of a network of independent distributors who purchase products and sales materials from the Company in their local currency and who constitute the Company's customers. The Company recognizes revenue when products are shipped and title passes to these independent distributors. Distributor incentives are paid to several levels of distributors on each product sale. The amount and recipient of the incentive varies depending on the purchaser's position within the Global Compensation Plan. These incentives are classified as operating expenses. The following table sets forth revenue information for the time periods indicated. This table should be reviewed in connection with the tables presented under "Results of Operations" which disclose distributor incentives and other costs associated with generating the aggregate revenue presented.


                                  Date
                               Operations               Year Ended
                               Commenced               December 31,

Country(1)                                      1994       1995        1996
                                                        (in millions)

Japan                        April 1993     $  172.9   $  231.5    $  380.0
Taiwan                       January 1992       79.2      105.4       154.6
South Korea                  February 1996        --         --       122.4
Hong Kong                    September 1991     10.9       17.1        17.0
Sales to NSI affiliates(2)   January 1993        1.4        4.6         4.6
                                              ------   --------   ---------
                                            $  264.4   $  358.6   $   678.6
                                            ========   ========   =========
---------------

(1)  Operations in Thailand commenced in 1997.

(2) Includes revenue from the sale of certain products to NSI affiliates in Australia and New Zealand.


     Revenue generated in Japan and Taiwan represented 56.0% and 22.8%, respectively, of total revenue generated during 1996. The Company's South Korean operations, which commenced in February 1996, generated 18.0% of total revenue for 1996. Although operating costs have increased in each country with the growth of the Company's revenue, such costs have declined as a percentage of revenue due to improved operating leverage. Revenue generated in Hong Kong during 1996 represented 2.5% of total Company revenue.

     Cost of sales primarily consists of the cost of products purchased from NSI (in U.S. dollars) as well as duties related to the importation of such products. Additionally, cost of sales includes the cost of sales materials sold to distributors at or near cost. Sales materials are generally purchased in local currencies. As the sales mix changes between product categories and sales materials, cost of sales and gross profit may fluctuate to some degree due primarily to varying import duty rates levied on imported product lines. In each of the Company's current markets, duties are generally higher on nutritional products than on personal care products. Also, as currency exchange rates fluctuate, the Company's gross margin will fluctuate. In general, however, costs of sales move proportionate to revenue.

     Distributor incentives are the Company's most significant expense. Pursuant to the Operating Agreements with NSI, the Company and the Subsidiaries are contractually obligated to pay a distributor commission expense of 42.0% of commissionable product sales (with the exception of South Korea, where, due to government regulations, the Company uses a formula based upon a maximum payout of 35.0% of commissionable product sales). The Licensing and Sales Agreements provide that the Company is to satisfy this obligation by paying commissions owed to local distributors. In the event that these commissions exceed 42.0% of commissionable product sales, the Company is entitled to receive the difference from NSI. In the event that the commissions paid are lower than 42.0%, the Company must pay the difference to NSI. Under this formulation, the Company's total commission expense is fixed at 42.0% of commissionable product sales in each country (except for South Korea). The 42.0% figure has been set on the basis of NSI's experience over the past seven years which indicates that actual commissions paid in a given year together with the cost of administering the Global Compensation Plan average approximately 42.0% of commissionable product sales for such year. Because the Company's revenue includes sales of both commissionable and non-commissionable items, distributor incentives as a percentage of total revenue have ranged from approximately 36.8% to 38.4% since December 31, 1994. Non-commissionable items consist of sales materials and starter kits as well as sales to NSI affiliates in Australia and New Zealand.

     In the fourth quarter of 1996, NSI and the Company implemented a one-time distributor equity incentive program. This global program provides for the granting of options to distributors to purchase 1.6 million shares of the Company's currently outstanding Class A Common Stock. The number of options each distributor receives will be based on their performance and productivity through August 31, 1997. The options are exercisable at a price of $5.75 per share and will vest on December 31, 1997. As anticipated, the Company recorded a $2.0 million charge in 1996 and expects additional charges in 1997 of approximately $18.0 million for the non-cash and non-recurring expenses associated with this program.

     Selling, general and administrative expenses include wages and benefits, rents and utilities, travel and entertainment, promotion and advertising and professional fees, as well as license and management fees paid to NSI and Nu Skin International Management Group, Inc. ("NSIMG"). Pursuant to the Operating Agreements, the Company contracts for management support services from NSIMG, for which the Company pays a fee equal to an allocation of expenses plus 3%. In addition, the Company pays to NSI a license fee of 4% of the Company's revenues from sales to distributors (excluding sales of starter kits) for the use of NSI's distributor lists, distribution system and certain related intangibles.

     Provision for income taxes is dependent on the statutory tax rates in each of the countries in which the Company operates. Statutory tax rates in the countries in which the Company has operations are 16.5% in Hong Kong, 25.0% in Taiwan, 30.0% in Thailand, 30.1% in South Korea and 57.9% in Japan. The Company operates a regional business center in Hong Kong, which bears inventory obsolescence and currency exchange risks. Any income or loss incurred by the regional business center is not subject to taxation in Hong Kong. In addition, since the Reorganization, the Company is subject to taxation in the United States, where it is incorporated, at a statutory corporate federal tax rate of 35.0%. However, the Company receives foreign tax credits in the U.S. for the amount of foreign taxes actually paid in a given period, which are utilized to reduce taxes payable in the United States.


Results of Operations

         The following tables set forth (i) operating results, and (ii) operating results as a percentage of revenue, respectively, for the periods indicated.


                                                                                   Year Ended December 31,
                                                                                        (in millions)
                                                                           1994             1995             1996
                                                                          ------           ------           -----

Revenue..............................................................    $  264.4         $  358.6         $  678.6
Cost of sales........................................................        82.2             96.6            193.2
                                                                         --------         --------         --------
Gross profit.........................................................       182.2            262.0            485.4

Operating expenses:
     Distributor incentives..........................................       101.4            135.7            249.6
     Selling, general and administrative.............................        48.8             67.5            105.4
     Distributor stock expense.......................................         --               --               2.0
                                                                         --------         --------         --------

Operating income.....................................................        32.0             58.8            128.4
Other income (expense), net..........................................         (.4)              .5              2.8
                                                                         --------         --------         --------
Income before provision for income taxes.............................        31.6             59.3            131.2
Provision for income taxes(1)........................................        10.0             19.1             49.5
                                                                         --------         --------         --------
Net income...........................................................    $   21.6         $   40.2         $   81.7
                                                                         ========         ========         ========

Unaudited supplemental data(1):
     Income before pro forma provision for income taxes..............    $   31.6         $   59.3         $  131.2
     Pro forma provision for income taxes............................        11.5             22.8             46.0
                                                                         --------         --------         --------
     Net income after pro forma provision for income taxes...........    $   20.1         $   36.5         $   85.2
                                                                         ========         ========         ========


                                                                                   Year Ended December 31,

                                                                           1994             1995             1996
                                                                          ------           ------           -----
Revenue.............................................................        100.0%           100.0%          100.0%
Cost of sales.......................................................         31.1             26.9            28.5
                                                                         --------         --------         -------
Gross profit........................................................         68.9             73.1            71.5

Operating expenses:
     Distributor incentives.........................................         38.4             37.8            36.8
     Selling, general and administrative............................         18.4             18.8            15.5
     Distributor stock expense......................................         --               --               0.3
                                                                         --------         --------         -------
Operating income....................................................         12.1             16.5            18.9
Other income (expense), net.........................................          (.1)              .1              .4
                                                                         --------         --------         -------
Income before provision for income taxes............................         12.0             16.6            19.3
Provision for income taxes(1).......................................          3.8              5.3             7.3
                                                                         --------         --------         -------
Net income..........................................................          8.2%            11.3%           12.0%
                                                                         ========         ========         =======



                                                                                    Year Ended December 31,

                                                                           1994              1995            1996
                                                                          ------            ------          -----
Unaudited supplemental data(1):
     Income before pro forma provision for income  taxes.............        12.0%            16.6%           19.3%
     Pro forma provision for income taxes............................         4.3              6.4             6.8
                                                                         --------         --------        --------
     Net income after pro forma provision for income taxes...........         7.7%            10.2%           12.5%
                                                                         ========         ========        ========
----------

(1) Reflects adjustment for Federal and state income taxes as if the Company had been taxed as a C corporation rather than as an S corporation since inception.


1996 compared to 1995

     Revenue was $678.6 million during 1996, an increase of 89.2% from revenue of $358.6 million recorded during 1995. This increase is primarily attributable to several factors. First, revenue in Japan increased by $148.5 million, or 64.1%. This increase in revenue was primarily a result of the continued success of nutritional, color cosmetics and HairFitness products, which were introduced in October 1995. Revenue growth in Japan was partially offset by the strengthening of the U.S. dollar relative to the Japanese yen during 1996. Second, revenue in Taiwan increased by $49.2 million, or 46.7%, primarily as a result of the introduction of color cosmetics and other products, including LifePak in October 1996, along with the opening of a new distribution and walk-in center in Nankan, Taiwan. Third, in February 1996, Nu Skin Korea commenced operations and has generated revenue of $122.4 million for 1996. Additionally, revenue in Hong Kong decreased by $0.1 million during 1996 as compared to 1995, due to several leading Hong Kong distributors continuing to focus on other Asian markets.

     Gross profit as a percentage of revenue was 71.5% and 73.1% during 1996 and 1995, respectively. This decline reflected the strengthening of the U.S. dollar, the introduction of nutritional products in Japan and the commencement of operations in South Korea in 1996. Nutritional products are generally subject to higher duties than other products marketed by the Company, which yields lower gross profit as a percentage of revenue. The commencement of operations in South Korea also impacted gross profit as a percentage of revenue due to South Korean regulations which result in higher prices on imported products than in other markets.

     Distributor incentives as a percentage of revenue declined from 37.8% for 1995 to 36.8% for 1996. The primary reason for this decline was increased revenue from South Korea where local regulations limit the incentives which can be paid to South Korean distributors.

     Selling, general and administrative expenses as a percentage of revenue declined from 18.8% during 1995 to 15.5% during 1996. This decrease was primarily due to economies of scale gained as the Company's revenue increased.

     Operating income during 1996 increased to $128.4 million, an increase of 118.4% from the $58.8 million of operating income recorded during 1995. Operating income as a percentage of revenue increased from 16.5% to 18.9%. This increase was caused primarily by lower selling, general and administrative expenses as a percentage of revenue.

     Other income increased by $2.3 million during 1996 as compared to 1995. The increase was primarily caused by an increase in interest income generated through the short-term investment of cash.

     Pro forma provision for income taxes increased to $46.0 million during 1996 compared to $22.8 million during 1995. The effective tax rate decreased to 35.0% in 1996 as compared to 38.4% for 1995. The Company generated excess foreign tax credits in 1995 which did not continue in 1996.

     Net income after pro forma provision for income taxes increased by $48.7 million to $85.2 million during 1996 compared to $36.5 million during 1995. Pro forma net income as a percentage of revenue increased to 12.5% for 1996 as compared to 10.2% for 1995.

1995 compared to 1994

     Revenue was $358.6 million during 1995, an increase of 35.6% from the $264.4 million of revenue recorded during 1994. This increase was due primarily to an increased number of active and executive level distributors in each market, which was the primary factor contributing to a $58.6 million increase in revenue in Japan, a $26.2 million increase in revenue in Taiwan and a $6.2 million increase in revenue in Hong Kong. Nutritional products, color cosmetics products and a new line of HairFitness products were introduced in Japan in the fourth quarter of 1995, accounting for $25.0 million of the $58.6 million increase. Additionally, the Company benefitted by the strengthening of the Japanese yen during 1995. Revenue in Taiwan and Hong Kong increased as a result of a higher volume of sales of color cosmetics, which were introduced in late 1994, and other personal care products. Additionally, certain new product introductions by NSI affiliates in Australia and New Zealand led to a $3.2 million increase in revenue from sales to affiliated entities.

     Gross profit as a percentage of revenue increased from 68.9% in 1994 to 73.1% in 1995. The increase in gross profit resulted from a reduction in product costs on purchases from NSI, the weakening of the U.S. dollar relative to the Japanese yen and other cost savings related to inventory shipping and handling.

     Distributor incentives as a percentage of revenue decreased from 38.4% in 1994 to 37.8% in 1995. This decline was primarily attributable to an increase in revenue in 1995 from non-commissionable sales materials and sales to NSI affiliates.

     Selling, general and administrative expenses as a percentage of revenue increased to 18.8% during 1995 from 18.4% during 1994. This increase was primarily due to a one-time cost incurred in February 1995 in connection with moving the Company's Japanese facilities into a larger, more accessible office and distributor center in Tokyo, Japan.

     Operating income increased to $58.8 million in 1995 from $32.0 million in 1994, an increase of 83.8%. Operating income as a percentage of revenue increased to 16.5% from 12.1%. The increase was primarily the result of the product cost reductions discussed above.

     Other income increased by approximately $0.9 million during 1995 as compared to 1994. This increase was primarily caused by the disposal of property and equipment related to a move to new facilities during 1994, and an increase in interest income generated through the short term investment of cash.

     Pro forma provision for income taxes increased to $22.8 million during 1995 as compared to $11.5 million for 1994. The effective tax rate was 38.4% in 1995 as compared to 36.4% in 1994.

     Net income after pro forma provision for income taxes increased by $16.4 million to $36.5 million during 1995 as compared to $20.1 million for 1994. Net income as a percentage of revenue increased to 10.2% during 1995 as compared to 7.7% for 1994.

Unaudited Pro Forma Combined Results of Operations

     As part of the Reorganization and Offerings, several actions occurred which impacted the comparability of the historical financial results for the Company with the future results of the Company. The following adjustments are reflected in the unaudited pro forma combined financial information set forth below: (i) the amortization over a 20-year period of a $25.0 million payment, consisting of $5.0 million in cash and $20.0 million in notes, to NSI for the exclusive rights to distribute NSI products in Thailand, Indonesia, Malaysia, the Philippines, the PRC, Singapore and Vietnam; (ii) the recognition by the Company of additional management charges of $4.4 million per year relating to certain support services provided to the Company by NSI and an NSI affiliate; (iii) estimated annual compensation expense of $1.3 million related to the employee stock bonus awards granted to employees of the Company; (iv) the recording of U.S. Federal and state income taxes as if the Company had been taxed as a C corporation rather than as an S corporation since inception; and (v) increased interest expense of $2.7 million relating to the issuance of $86.5 million of S Distribution Notes (6.0% interest per annum), which are expected to be paid during 1997, to the Original Stockholders in respect of the earned and undistributed taxable S corporation earnings at November 19, 1996. The unaudited pro forma combined financial information set forth below does not reflect the estimated non-cash compensation expense of approximately $20.0 million in connection with the one-time grant of the Distributor Options at an exercise price of 25% of the initial public offering price in connection with the Offerings. The Distributor Options include conditions related to the achievement of performance goals and will vest on December 31, 1997. The Company records distributor incentive stock expense for these non-employee stock options.

     The following table sets forth the percentage of revenue represented by the specific components of income and expense on a pro forma basis for the periods presented.


                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                       1995             1996
                                                       ----             ----
Revenue.........................................      100.0%           100.0%
Cost of sales...................................       26.9             28.5
                                                     ------           ------
Gross profit....................................       73.1             71.5
Operating expenses:
          Distributor incentives................       37.8             36.8
          Selling, general and administrative...       20.8             16.5
                                                     ------           ------
Operating income................................       14.5             18.2
Other income (expense), net.....................       (0.7)             0.5
                                                     ------           ------
Income before provision for income taxes........       13.8             18.7
Provision for income taxes......................        5.3              6.6
                                                     ------           ------
Net income......................................        8.5%            12.1%
                                                     ======           ======

     The Company is subject to taxation in the United States, where it is incorporated, at a statutory corporate federal tax rate of 35%. In addition, each Subsidiary is subject to taxation in the country in which it operates. The Company receives foreign tax credits for the amount of foreign taxes actually paid in a given period, which may be utilized to reduce taxes paid in the United States. In the event that the Company's operations in high tax jurisdictions such as Japan grow disproportionately to the rest of the Company's operations, the Company will be unable to fully utilize its foreign tax credits in the U.S. which could, accordingly, result in the Company paying a higher overall effective tax rate on its worldwide operations.

Liquidity and Capital Resources

     The Company underwent a reorganization and an initial public offering in November 1996. During the Underwritten Offerings, the Company raised $98.8 million in net proceeds. As of the date of the Reorganization, the aggregate undistributed taxable S corporation earnings of the Subsidiaries were $86.5 million. The Subsidiaries' earned and undistributed S corporation earnings through the date of termination of the Subsidiaries' S corporation status were distributed in the form of the S Distribution Notes, promissory notes bearing interest at 6.0% per annum. From the proceeds of the Underwritten Offerings, $15.0 million was used to pay a portion of the S Distribution Notes, leaving an unpaid S Distribution Note balance of $71.5 million at December 31, 1996.

     In November 1996, the Company purchased from NSI the distribution rights to seven new markets in the region. These markets include, Thailand where operations commenced in March 1997, and, Indonesia, Malaysia, the Philippines, the PRC, Singapore and Vietnam, where operations have not yet commenced. These rights were purchased for $25.0 million of which $5.0 million was paid from the proceeds of the Underwritten Offerings. At December, 31, 1996, the Company had a $10.0 million short term obligation, due January 15, 1997, and a $10.0 million long term obligation, due January 15, 1998, related to the purchase of these rights. Interest accrues at a rate of 6.0% per annum on amounts due under these obligations.

     The remaining proceeds of the Underwritten Offerings of $78.8 million are to be used for new market development, introducing new products, enhancing the Company's technological infrastructure, establishing additional office and distribution centers and for other general corporate purposes. Management anticipates using the remaining proceeds of the Underwritten Offerings within the next three years.

     The Company generates significant cash flow from operations due to its significant growth, high margins and minimal capital requirements. Additionally, the Company does not extend credit to distributors, but requires payment prior to shipping products. This process eliminates the need for accounts receivable from distributors. During the year ended December 31, 1996, the Company generated $121.2 million from operations compared to $65.0 million and $6.0 million during 1995 and 1994, respectively.

     As of December 31, 1996, working capital was $66.2 million compared to $47.9 million and $26.7 million as of December 31, 1995 and 1994, respectively. Cash and cash equivalents at December 31, 1996 were $207.1 million compared to $63.2 million and $16.3 million at December 31, 1995 and 1994, respectively.

     Historically, the Company's principal need for funds has been for distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of new markets. The Company has generally relied entirely on cash flow from operations to meet its business objectives without incurring long term debt to unrelated third parties. The Company did, however, rely upon borrowings from NSI in initially establishing operations in Japan, Taiwan and Hong Kong. Regulations in South Korea preclude borrowings from related entities, which led to the Company establishing an $8.0 million line of credit to facilitate the opening of the South Korean market. There were no outstanding borrowings under this credit facility as of December 31, 1995, and it expired on July 1, 1996.

     Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $5.7 million, $5.4 million and $1.7 million for 1996, 1995 and 1994, respectively. In addition, the Company anticipates capital expenditures over the next two years of approximately $25.0 million to further enhance its infrastructure, including computer systems and software, warehousing facilities and walk-in distributor centers in order to accommodate future growth.

     As a part of the Company's and NSI's strategy to motivate distributors with equity incentives, the Company sold to NSI an option to purchase 1.6 million shares of the Company's currently outstanding Class A Common Stock. NSI purchased the option with a $13.1 million 10-year note payable to the Company bearing interest at 6.0% per annum. It is anticipated that the note will be repaid as distributors begin to exercise their options beginning in 1998.

     Under the Operating Agreements with NSI, the Company incurs related party payables. The Company had related party payables of $46.3 million, $28.7 million and $10.6 million at December 31, 1996, 1995 and 1994, respectively. In addition, the Company had related party receivables of $8.0 million, $1.8 million and $17.9 million, respectively, at those dates. NSI and the Company have the right to charge interest on balances outstanding in excess of 60 days at a rate of 2% above the U.S. prime rate. As of December 31, 1996, no material related party payables or receivables had been outstanding for more than 60 days.

     Management considers the Company to be liquid and able to meet its obligations on both a short and long-term basis. Management believes existing cash balances together with future cash flows from operations will be adequate to fund cash needs relating to the implementation of the Company's strategic plans, including opening new markets and funding the payment of the S Distribution Notes, and the notes payable to NSI related to the payment of the License Fee.

Quarterly Results

     The following table sets forth certain unaudited quarterly data for the periods shown.


                                                   1995                                                 1996
                            ---------------------------------------------------  ---------------------------------------------
                                1st          2nd          3rd           4th          1st        2nd          3rd         4th
                              Quarter      Quarter      Quarter     Quarter(1)   Quarter(2)   Quarter      Quarter     Quarter
                                                                         (in millions)


Revenue....................   $  77.7     $  80.5     $  83.2      $ 117.2      $ 124.2      $ 163.5      $ 183.6     $ 207.3
Gross profit...............      57.3        59.7        60.3         84.7         89.4        117.4        130.9       147.7
Operating income...........      13.5        15.0        12.8         17.5         23.2         31.9         37.5        35.8
Net income.................       9.3        10.3         8.1         12.5         14.7         20.4         25.2        21.4
Net income per share(3)....      0.12        0.13        0.10         0.16         0.18         0.25         0.31        0.26

---------------

(1) LifePak, Nu Colour and HairFitness products were introduced in Japan during October of 1995.

(2)  The Company commenced operations in South Korea in February of 1996.

(3) Net income per share is computed based on 80,517,500 shares of Common Stock and Common Stock equivalents outstanding prior to the Reorganization and the Offerings and 82,689,000 weighted average shares of Common Stock outstanding for the fourth quarter of 1996.

Currency Fluctuation and Exchange Rate Information

     The Company's revenues and most of its expenses are recognized primarily outside of the United States. Each entity's local currency is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, the Company's reported sales and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.

     The Company purchases inventory from NSI in U.S. dollars and assumes currency exchange rate risk with respect to such purchases. Local currency in Japan, Taiwan, Hong Kong, South Korea and Thailand is generally used to settle non-inventory transactions with NSI. Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition. However, because nearly all of the Company's revenue is realized in local currencies and the majority of its cost of sales is denominated in U.S. dollars, the Company's gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening in the U.S. dollar. The Company reduces its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. The Company does not use such financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company's operating results.

     Following are the average currency exchange rates of $1 into local currency for each of the Company's markets for the quarters listed:

                             1994                                    1995                               1996
              ------------------------------------   ----------------------------------  ----------------------------------
                1st      2nd      3rd        4th       1st      2nd      3rd     4th       1st      2nd      3rd     4th
              Quarter  Quarter  Quarter    Quarter   Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
              ------   -------  -------    -------   -------  -------  -------  -------  -------  -------  -------  -------

Japan(1)       107.6    103.2     99.1      98.8       96.2     84.4     94.2    101.5    105.8    107.5     109.0   112.9
Taiwan          26.4     26.7     26.4      26.2       26.2     25.6     27.0     27.2     27.4     27.4      27.5    27.5
Hong Kong        7.7      7.7      7.7       7.7        7.7      7.7      7.7      7.7      7.7      7.7       7.7     7.7
South Korea(1) 807.6    806.6    801.7     795.8      786.9    763.1    765.6    769.1    782.6    786.5     815.5   829.4

------------

(1)  Between December 31, 1996 and March 1, 1997, the exchange rates of $1 into
     Japanese yen and South Korean won achieved highs of 124.52 yen and 875.3 won, respectively. Since January 1, 1992, the highest and lowest exchange rates for the Japanese yen have been 134.82 and 80.63, respectively, and for the South Korean won have been 875.3 and 755.8, respectively.


Outlook

     Management believes that implementation of its business strategies will lead to continued growth in local currency revenue in each of the Company's markets in 1997. However, revenue in South Korea is expected to stabilize during the first half of 1997 while the local distributor leadership develops and the global distributor leadership focuses attention on the Thailand market opening, as well as their own local markets. Revenue in Hong Kong is expected to see modest growth in 1997 due to the introduction of LifePak and other products. The productivity of Thailand is difficult to assess because operations commenced in March 1997.

     Concern over the strengthening of the U.S. dollar in South Korea and Japan are important issues for management in 1997 and will most likely have a negative impact on the Company's gross margins and reported U.S. dollar revenue and operating results. Announced pricing increases will partially offset these negative effects, but the Company anticipates a modest decrease in gross margins during 1997 as well as reduced revenue and income growth rates due to anticipated weaker currencies in these markets. In addition, operating as a public company for a full year in 1997, the Company will incur additional selling, general and administrative expenses that it has not incurred previously. Management anticipates that the distributor equity program will heighten distributor enthusiasm in 1997 and that the distributor stock expense of $18.0 million in 1997 will not continue in 1998 and beyond.

     The statements above that are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results and outcomes may differ materially from the those discussed. Factors that might cause such differences include, but are not limited to, management of growth, expansion of new markets, fluctuations in currencies, risks associated with new product introductions, the effect of negative publicity and potential governmental regulations impacting the Company throughout the region, but in particularly in South Korea, China and Malaysia, where direct sales or network marketing licenses are required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 3, 1997, the directors and executive officers of the Company and key managers of the Subsidiaries were as follows:

Name                    Age     Position

Blake M. Roney          38      Chairman of the Board
Steven J. Lund          43      President, Chief Executive Officer
                                  and Director
Renn M. Patch           46      Chief Operating Officer
Corey B. Lindley        32      Vice President of Finance
Michael D. Smith        51      Vice President of Operations
M. Truman Hunt          37      Vice President of Legal Affairs
                                  and Investor Relations
Keith R. Halls          39      Secretary and Director
Takashi Bamba           61      President, Nu Skin Japan Company, Limited
John Chou               50      President, Nu Skin Taiwan, Inc.
S.T. Han                54      President, Nu Skin Korea, Inc.
George Mak              43      President, Nu Skin Hong Kong, Inc.
Sandie N. Tillotson     40      Director
Brooke B. Roney         34      Director
Kirk V. Roney           42      Director
Max L. Pinegar          65      Director
Max E. Esplin           53      Director
E.J. "Jake" Garn        64      Director
Paula Hawkins           70      Director
Daniel W. Campbell      42      Director

---------------

     A brief biographical summary of each of the Company's directors and executive officers and the key managers of the Subsidiaries follows:

     Blake M. Roney has served as the Chairman of the Board since the Company's inception and is a founder of Nu Skin International Inc., an affiliate of the Company ("NSI"). He has also served as President, Chief Executive Officer and Chairman of the Board of NSI and certain of its affiliated entities since their respective inceptions. He received a B.S. degree from Brigham Young University. He is the brother of Kirk V. Roney and Brooke B. Roney.

     Steven J. Lund has been the President, Chief Executive Officer and a Director of the Company since its inception. Mr. Lund has also served as Executive Vice President and a Director of NSI since 1985 and as Vice President and Secretary of certain NSI affiliated entities since their respective inceptions. Mr. Lund previously worked as an attorney in private practice. He received a B.A. degree from Brigham Young University and a J.D. degree from Brigham Young University's J. Reuben Clark Law School.

     Renn M. Patch has been the Chief Operating Officer of the Company since its inception. Since 1992 he has been Vice President of Global Operations and Assistant General Manager of NSI. From 1991 to 1992, he served as Director of Government Affairs of NSI. Prior to joining NSI in 1991, Mr. Patch was associated with the Washington, D.C. consulting firm of Parry and Romani Associates. Mr. Patch earned a B.A. degree from the University of Minnesota, a J.D. degree from Hamline University School of Law and an L.L.M. degree from Georgetown University.

     Corey B. Lindley has been the Vice President of Finance of the Company since its inception. From 1993 to 1996, he served as Managing Director, International of NSI. Mr. Lindley worked as the International Controller of NSI from 1991 to 1994 and lived in Hong Kong and Japan during that time. From 1990 to 1991, he served as Assistant Director of Finance of NSI. Mr. Lindley is a Certified Public Accountant. Prior to joining NSI in 1990, he worked for the accounting firm of Deloitte and Touche. He earned a B.S. degree from Brigham Young University and an M.B.A. degree from Utah State University.

     Michael D. Smith has been the Vice President of Operations for the Company since its inception. He has also served as Vice President of Asian Operations of NSI since February 1996. Prior to that time, he served as General Counsel of NSI from 1992 to 1996 and as Director of Legal Affairs of NSI from 1989 to 1992. He earned B.S. and M.A. degrees from Brigham Young University and a J.D. degree from the University of Utah.

     M. Truman Hunt has served as the Vice President of Legal Affairs and Investor Relations since the Company's inception. He has also served as Counsel to the President of NSI since 1994. From 1991 to 1994, Mr. Hunt served as President and Chief Executive Officer of Better Living Products, Inc., an NSI affiliate involved in the manufacture and distribution of houseware products sold through traditional retail channels. Prior to that time, he was a securities and business attorney in private practice. He received a B.S. degree from Brigham Young University and a J.D. degree from the University of Utah.

     Keith R. Halls has served as the Secretary and a Director of the Company since its inception. He has also served as General Vice President and a Director of NSI since 1992. He served as Director of Finance of NSI from 1986 to 1992. Mr. Halls is a Certified Public Accountant. Mr. Halls received a B.A. degree from Stephen F. Austin State University and a B.S. degree from Brigham Young University.

     Takashi Bamba has served as the President and/or General Manager of Nu Skin Japan since 1993. Prior to joining Nu Skin Japan in 1993, Mr. Bamba served five years as President and CEO of Avon Products Co., Ltd., the publicly traded Japanese subsidiary of Avon Products, Inc. Prior to working at Avon Products Co., Ltd., he spent 17 years at Avon Products, Inc. He received a B.A. degree from Yokohama National University.

     John Chou has served as the President and/or General Manager of Nu Skin Taiwan since 1991. Prior to joining Nu Skin Taiwan in 1991, he spent twenty-one years in international marketing and management with 3M Taiwan Ltd., Amway Taiwan and Universal PR Co. Mr. Chou is a standing director of the Taiwan ROC Direct Selling Association. He is also a member of the Kiwanis International, and the Taiwan American Chamber of Commerce. He received a B.A. degree from Tan Kang University in Taipei, Taiwan.

     S.T. Han has served as the President and/or General Manager of Nu Skin Korea since 1995. Prior to joining Nu Skin Korea in 1995, Mr. Han spent four years as the Executive Managing Director of Woosung Film Co., the exclusive distributor of Konica film in South Korea. He also worked for Amway Korea, Ltd. during that Company's start-up phase of operations in 1991. Mr. Han graduated with a B.A. degree from ChungAng University.

     George Mak has served as the President and/or General Manager of Nu Skin Hong Kong since 1991. Prior to joining Nu Skin Hong Kong in 1991, Mr. Mak worked for Johnson & Johnson as a personnel and administration manager for Hong Kong and Shanghai from 1989 to 1991. Prior to joining Johnson & Johnson he worked for 10 years in the human resources and accounting fields. He earned an M.B.A. degree from the University of East Asia, Macau.

     Sandie N. Tillotson has served as a Director of the Company since its inception. She was a founder of NSI and has also served as General Vice President of NSI since 1992 and a Director of NSI since its inception and as a Director and an executive officer of certain of NSI's affiliated entities since their respective inceptions. She served as Vice President of Corporate Services of NSI from 1984 to 1992. She earned a B.S. degree from Brigham Young University.

     Brooke B. Roney has served as a Director of the Company since its inception. He was a founder of NSI and has also served as General Vice President and a Director of NSI since 1992 and as a Director and an executive officer of certain of NSI's affiliated entities since their respective inceptions. He served as Vice President of Distribution of NSI from 1984 to 1992. He is the brother of Blake M. Roney and Kirk V. Roney.

     Kirk V. Roney has served as a Director of the Company since its inception. He has also served as General Vice President of NSI since 1992 and a Director of NSI since 1984, and as a Director and an executive officer of certain of NSI's affiliated entities since their respective inceptions. He served as Vice President of Planning and Development of NSI from 1984 to 1992. He earned an M.I.M. degree from the American Graduate School of International Management. He earned an M.A. degree from Central Michigan University and a B.A. from Brigham Young University. He is the brother of Blake M. Roney and Brooke B. Roney.

     Max L. Pinegar has served as a Director of the Company since September 1996. He has also served as General Manager of NSI since 1989 and as Vice President of NSI since 1992. He received a B.A. degree from Brigham Young University and an M.B.A. degree from the University of Utah.

     Max E. Esplin has served as a Director of the Company since September 1996. He has also served as Vice President of Finance of NSI since 1993. He served as Controller of NSI from 1989 until 1993. Mr. Esplin is a Certified Public Accountant. He received a B.S. degree from Brigham Young University.

     E.J. "Jake" Garn has served as a Director of the Company since March 1997. Senator Garn has been Vice Chairman of Huntsman Corporation, one of the largest privately-held companies in the U.S., since 1993. He currently serves as a director for Dean Witter Funds, John Alden Life Insurance Company and Franklin Quest & Co., Inc. From 1974 to 1993, Senator Garn was a member of the United States Senate and served on numerous senate committees. He received a B.A. degree from the University of Utah.

     Paula Hawkins is the principal of Paula Hawkins & Associates, Inc., a management consulting company. From 1980 to 1986, Senator Hawkins was a member of the United States Senate and served on numerous senate committees.

     Daniel W. Campbell has been a Managing General Partner of EsNet, Ltd. since 1994. From 1992 to 1994, Mr. Campbell was the Senior Vice President and Chief Financial Officer of WordPerfect Corporation and prior to that was a Partner of Price Waterhouse LLP. He received a B.S. degree from Brigham Young University.

Committees of the Board of Directors

     In January and March 1997, the Board of Directors established three committees: the Audit Committee, the Compensation Committee and the Executive Committee.

     The Audit Committee members are Daniel W. Campbell and E.J. "Jake" Garn. Mr. Campbell is the Chairman of the Audit Committee. The Audit Committee, among other things, makes recommendations to the Board of Directors regarding the selection of certified public accountants to audit annually the books and records of the Company, reviews the activities and the reports of the certified public accountants, reports the results of such review to the Board of Directors and considers the adequacy of the Company's internal controls and internal auditing methods and procedures.

     The Compensation Committee members are Keith R. Halls, Max L. Pinegar, Paula Hawkins and Daniel W. Campbell. Mr. Halls is the Chairman of the Compensation Committee. The Compensation Committee, among other things, makes recommendations to the Board of Directors regarding the salaries, bonuses and other compensation to be paid to the Company's officers.

     The Executive Committee members are Blake M. Roney, Steven J. Lund and Keith R. Halls. Mr. Roney is the Chairman of the Executive Committee. The duties of the Executive Committee are, to the extent authorized by the Board of Directors, to exercise all the powers and authority of the Board of Directors with respect to the management of the business and affairs of the Company.

Meetings

     In the fiscal year ended December 31, 1996, the Board of Directors held four meetings, three of which were held by written consent. All of the then-current members of the Board of Directors attended the meetings. The Compensation Committee, the Audit Committee and the Executive Committee were each formed in 1997 and therefore held no meetings in the fiscal year ended December 31, 1996.

Compensation of Directors

     Directors who do not receive compensation as officers or employees of the Company, NSI or its affiliates are paid an annual fee of $25,000 and a fee of $1,000 for each meeting of the Board of Directors or any committee meeting thereof that they attend.


ITEM 11. EXECUTIVE COMPENSATION

     The Company believes that stockholders should be provided information about director and executive officer compensation consistent with the rules of the Securities and Exchange Commission. As a result, this Annual Report on Form 10-K contains the following sections of information regarding executive compensation:
Summary Compensation Table; Employment Agreements; 1996 Stock Incentive Plan; Bonus Incentive Plan; Compensation Committee Interlocks and Insider Participation; Executive Compensation Report of the Board of Directors; and Stock Performance Graph.

Summary Compensation Table

     The following table sets forth a summary of all compensation awarded or paid to or earned by the chief executive officer and the four other most highly compensated executive officers of the Company in the last fiscal year for services rendered in all capacities to the Company for the fiscal years ended December 31, 1995 and 1996. Except for the employee stock bonus awards referenced elsewhere herein, no options or long-term incentive plan awards were granted or made to the referenced executive officers during the referenced periods, except as provided below.

     The Company was formed in September 1996, and consequently paid no compensation to the executive officers named in the table below during the fiscal year ended December 31, 1995 and during the first eight months of the fiscal year ended December 31, 1996. However, salary, bonus and other compensation is presented in the table below for 1995 and 1996 based on payments by NSI and the Subsidiaries and, for the last quarter of 1996, by the Company to the named executive officers as if the Company had been in existence during all of 1995 and 1996. During 1995 and 1996, Messrs. Bamba and Chou were, and continue to be, employed full time as the General Managers and/or Presidents of Nu Skin Japan and Nu Skin Taiwan, respectively, and received all of their compensation from the Company through these Subsidiaries. During 1995 and 1996, Messrs. Lund, Smith and Patch were, and Messrs. Lund and Patch continue to be, executive officers of NSI. The compensation presented in the table below reflects an allocation of the time spent by Messrs. Lund, Smith and Patch providing services to the Company and the Subsidiaries during 1995 and 1996. These salaries and bonuses are in addition to any amounts received by these officers from NSI in return for their services to NSI.

                                                                     Annual Compensation
                                               ---------------------------------------------------------------
                                                                                       Other
                                                                                       Annual        All Other
Name and Principal Position                       Year   Salary        Bonus        Compensation    Compensation
---------------------------                       ----   ------        -----        ------------    ------------

Steven J. Lund...............................     1996  $259,973      $89,345(1)   $      --       $      --
      President and Chief Executive Officer       1995   236,364       82,529(1)          --              --
Takashi Bamba................................     1996   364,138      174,557(2)     195,401(3)       3,297(4)
      President, Nu Skin Japan                    1995   361,028      105,563(2)      98,063(3)       3,297(4)
John Chou....................................     1996   211,000       56,232(2)      77,897(5)           --
      President, Nu Skin Taiwan                   1995   185,370       75,786(2)      63,730(5)           --
Michael D. Smith.............................     1996   157,812       13,090(1)      25,676(6)      24,390(7)
      Vice President of Operations                1995        --           --             --              --
Renn M. Patch................................     1996    98,638       20,437(1)      13,800          5,542(7)
      Chief Operating Officer                     1995    97,175      104,765(8)      18,750(9)           --

---------------------------

(1)  Cash bonus paid to the recipient not pursuant to a formal bonus plan.

(2) Cash bonus paid during the year reported pursuant to a cash bonus long term incentive plan for the Presidents of the Subsidiaries.

(3) Includes deferred portion of a bonus accrued during the year reported pursuant to a cash bonus long term incentive plan for the Presidents of the Subsidiaries and annual lease payments for an automobile.

(4)  Annual premium for pension insurance policy.

(5) Includes deferred portion of a bonus accrued during the year reported pursuant to a cash bonus long term incentive plan for the Presidents of the Subsidiaries and annual payments for an automobile and club dues.

(6) Includes deferred portion of a bonus accrued during the year reported not pursuant to a formal bonus plan.

(7)  Includes compensation in the form of the cash value of the use of certain
     NSI-owned property and other perquisites.

(8)  Noncash bonus paid to Mr. Patch, not pursuant to a formal bonus plan.

(9) Includes $16,500 of accrued deferred compensation and $2,250 of vested deferred compensation awarded to Mr. Patch under NSI's deferred compensation plan.


Employment Agreements

     Messrs. Bamba, Chou and Han have entered into employment agreements with Nu Skin Japan, Nu Skin Taiwan and Nu Skin Korea, respectively. Under these agreements, these individuals are paid an annual salary and receive various other benefits. These individuals, together with Mr. Mak, are also entitled to participate in a cash bonus long-term incentive plan.

     Mr. Bamba is employed as the President of Nu Skin Japan at a 1997 annual salary of approximately $394,000. This salary is subject to annual review. Under the terms of his employment agreement, Mr. Bamba is entitled to reimbursement of business-related expenses, the use of an automobile provided by Nu Skin Japan, and participation in any retirement plan offered by Nu Skin Japan. Mr. Bamba also has the right under his employment agreement to have Nu Skin Japan purchase a country club membership and pay related dues, although he has not exercised this right. Mr. Bamba is also provided with a private insurance plan paid for by Nu Skin Japan provided the premium for such private insurance plan does not exceed (Y)300,000 per year. Under his employment agreement, Mr. Bamba has agreed to certain confidentiality obligations. The term of Mr. Bamba's employment is indefinite, subject to termination by Mr. Bamba or Nu Skin Japan upon three months' notice.

     Mr. Chou is employed as the President of Nu Skin Taiwan at a 1997 annual salary of approximately $230,000. Under the terms of his employment agreement, Mr. Chou is entitled to health insurance paid for in part by Nu Skin Taiwan. Nu Skin Taiwan also provides Mr. Chou with a monthly car allowance. The term of Mr. Chou's employment agreement currently extends until June 1997. Under his employment agreement, Mr. Chou has agreed to certain confidentiality obligations.

     Mr. Han is employed as the President of Nu Skin Korea at a 1997 annual salary of approximately $140,000. Under the terms of his employment agreement, Mr. Han is entitled to the use of an automobile and driver provided by Nu Skin Korea, as well as medical insurance and pension benefits. Mr. Han's employment is for a three year term ending January 1, 1999, subject to the right of Nu Skin Korea or Mr. Han to terminate the agreement on 60 days' advance notice. Once Mr. Han had been employed by Nu Skin Korea for 12 months, he became entitled to receive, upon termination, severance pay equal to two months' salary for each consecutive year of service. Under his employment agreement, Mr. Han has agreed to certain confidentiality and noncompetition obligations.

1996 Stock Incentive Plan

     The Board of Directors has adopted the Nu Skin Asia Pacific, Inc. 1996 Stock Incentive Plan. The purpose of the Plan is to attract and retain executives, other employees, independent consultants and directors who are important to the success and growth of the Company.

Bonus Incentive Plan

     The Company has adopted a bonus incentive plan for the Presidents of the Subsidiaries. This bonus incentive plan is patterned after a similar plan under which Messrs. Bamba, Chou, Han and Mak were compensated prior to the Offerings. Under the new bonus incentive plan, Messrs. Bamba, Chou, Han and Mak are entitled to receive an annual cash bonus based upon the prior year's operating results of the Subsidiary for which they are responsible. Participants in this bonus incentive plan are able to receive a bonus equal to 100% of their respective salaries, conditioned on meeting certain performance criteria and subject to cash availability and approval of the Board of Directors of the Company. One half of this bonus is payable by February 15 of the year following the year in which the bonus is earned and the remaining one half is deferred and vests ratably over 10 years or at age 65, whichever occurs first.

Compensation Committee Interlocks and Insider Participation

      Several members of the Company's Board of Directors are also directors of NSI and have set or will set compensation for certain executive officers of the Company who have been or may in the future be executive officers of NSI.

Executive Compensation Report of the Board of Directors

     The Compensation Committee was not formed until March 1997. Accordingly, the Board of Directors performed the functions of the Compensation Committee for the fiscal year ended December 31, 1996.

     Notwithstanding anything to the contrary set forth in any of the previous filings made by the Company under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, that might incorporate future filings, including, but not limited to, this Annual Report on Form 10-K, in whole or in part, the following Executive Compensation Report and the performance graph appearing herein shall not be deemed to be incorporated by reference into any such future filings.

     This Executive Compensation Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Company's executive officers, including its Chief Executive Officer, Steven J. Lund, during the fiscal year ended December 31, 1996.

     Compensation Policy. The Company's policy with respect to executive compensation has been designed to:

o Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry;

o Reward executive officers for the achievement of short-term operating goals and for the enhancement of the long-term value of the Company; and

o Align the interests of the executive officers with those of the Company's stockholders with respect to short-term operating goals and long-term increases in the price of the Company's Common Stock.

     The components of compensation paid to certain executive officers consist of: (a) base salary, (b) incentive compensation in the form of annual bonus payments and other awards made by the Company under the Company's bonus incentive plans for the Presidents of the Subsidiaries and the Nu Skin Asia Pacific, Inc. 1996 Stock Incentive Plan, respectively, and (c) certain other benefits provided to the Company's executive officers. In the absence of a Compensation Committee, the Board of Directors has been responsible for reviewing and approving cash compensation paid by the Company to its executive officers and members of the Company's senior management team, including annual bonuses and awards made under the aforementioned incentive plans, selecting the individuals who will receive such bonuses and awards and determining the timing, pricing and amount of all such bonuses and awards granted.

     As described above, the Company has adopted a bonus incentive plan for the Presidents of the Subsidiaries. The Company has not yet adopted a formal bonus incentive plan for other executive officers. During 1996, bonuses made to executive officers other than the Presidents of the Subsidiaries were discretionary and based on achievement of business targets and objectives. The Company believes its incentive compensation plan for Presidents of the Subsidiaries rewards those officers when the Company and its stockholders have benefited from achieving the Company's goals and targeted objectives, all of which the Board of Directors feels will dictate, in large part, the Company's future operating results. The Board of Directors believes that its policy of compensating certain of its executive officers with incentive-based compensation fairly and adequately compensates those individuals in relation to their responsibilities, capabilities and contribution to the Company, and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry.

     Components of Compensation. The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company's performance, are discussed below:

     Base Salary. For the fiscal year ended December 31, 1996, the Board of Directors reviewed and approved the base salary paid by the Company to its executive officers and the Presidents of the Subsidiaries. Annual adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such performance can fairly be attributed or related to each executive's officer's performance), as well as the nature of each executive officer's responsibilities, capabilities and contributions. In addition, for the fiscal year ended December 31, 1996, the Board of Directors reviewed the base salaries of its executive officers in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Board of Directors believes that base salaries for the Company's executive officers have been reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry.

     Incentive Compensation. As discussed above, a substantial portion of the compensation paid to the Presidents of the Subsidiaries is in the form of incentive compensation designed to reward the achievement of operating goals and long-term increases in shareholder value. Under the terms of the bonus incentive plan for the Presidents of the Subsidiaries and the Nu Skin Asia Pacific, Inc. 1996 Stock Incentive Plan, the Board of Directors and the Compensation Committee have authority, within the terms of such plans, to select the executive officers and employees who will be granted bonuses and other awards and to determine the timing, pricing and amount of any such bonuses or awards.

     Other Benefits. The Company maintains certain other plans and arrangements for the benefit of its executive officers. The Company believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company's industry.

     Compensation of the Chief Executive Officer. Steven J. Lund, the Company's President and Chief Executive Officer, is also Executive Vice President of NSI and an officer of certain other NSI affiliates. During 1995 and 1996, even after the Company's formation in September 1996, Mr. Lund continued to receive all of his cash compensation from NSI. This practice will likely continue during 1997. The amounts set forth in the table above reflect that portion of Mr. Lund's salary and bonus which is allocated to the Company based on the relative amount of time spent on the Company's affairs.

     Conclusion. The Board of Directors believes that the concepts discussed above further the stockholders' interests and that officer compensation encourages responsible management of the Company. The Board of Directors regularly considers the effect of management compensation on stockholder interests. In the past, the Board of Directors based its review on the experience of its own members and on information requested from management personnel. In the future, these factors, reports of the Compensation Committee and discussions with and information compiled by various independent consultants retained by the Company will be used in determining officer compensation.

                             Board of Directors(1)

                             Blake M. Roney
                             Steven J. Lund
                             Sandie N. Tillotson
                             Brooke B. Roney
                             Kirk V. Roney
                             Keith R. Halls
                             Max E. Esplin
                             Max L. Pinegar
_______________

(1) For the fiscal year ended December 31, 1996, the entire Board of Directors then serving acted as the Compensation Committee. A Compensation Committee consisting of Keith R. Halls, Max L. Pinegar, Paula Hawkins and Daniel W. Campbell was established on March 3, 1997. In addition, on that date E.J. "Jake" Garn, Paula Hawkins and Daniel W. Campbell were appointed to the Board of Directors.

Stock Performance Graph

     The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on the Company's Class A Common Stock with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers for the period from November 21, 1996 (the date the Class A Common Stock was priced in connection with the Underwritten Offerings) though December 31, 1996. The returns are calculated by assuming an investment in the Class A Common Stock and each index of $100 on November 21, 1996. The publicly traded companies in the peer group are: Amway Asia Pacific, Ltd., Amway Japan, Ltd., The Estee Lauder Companies, Inc., Tupperware Corporation, Revlon, Inc. and Avon Products.


     Measurement Period          Company      S&P 500 Index    Peer Group Index
     ------------------          -------      -------------    ----------------
      November 21, 1996          $100.00         $100.00            $100.00
      December 31, 1996           102.49           99.90              97.11


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of December 31, 1996 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of either the Class A Common Stock or the Class B Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers whose names appear in the summary compensation table under the caption "Compensation of Directors and Executive Officers," and (iv) all executive officers and directors and director nominees of the Company as a group. The information in this table assumes (a) the exercise of all the Distributor Options, (b) the issuance of the 109,000 stock bonus awards offered by the Company in the Rule 415 Offerings and the shares of Class A Common Stock underlying such stock bonus awards,
(c) the issuance of the 1,250,000 stock bonus awards offered by NSI in the Rule 415 Offering and the shares of Class A Common Stock underlying such stock bonus awards, and (d) the exercise by an executive officer of the Company of an option to purchase 250,825 shares of Class A Common Stock. The business address of the 5% stockholders is 75 West Center Street, Provo, Utah, 84601.


                                                Class A                        Class B                   Voting
                                            Common Stock(1)                Common Stock(1)               Power
        Directors, Executive
      Officers, 5% Stockholders           Number           %             Number             %               %
      -------------------------           ------           -             ------             -               -

Blake M. Roney(2)                            --           --           20,629,048         28.8             28.2
Nedra D. Roney(3)                            --           --           14,213,895         19.8             19.5
Sandie N. Tillotson(4)                       --           --            8,559,510         11.9             11.7
Craig S. Tillotson(5)                        --           --            4,411,057          6.2              6.0
R. Craig Bryson(6)                           --           --            4,925,736          6.9              6.7
Steven J. Lund(7)                            --           --            4,244,653          5.9              5.8
Brooke B. Roney(8)                           --           --            3,496,752          4.9              4.8
Kirk V. Roney(9)                             --           --            3,246,752          4.5              4.5
Keith R. Halls(10)                           --           --            1,361,022          1.9              1.9
Max L. Pinegar(11)                       14,000            *                   --           --                *
Max E. Esplin(12)                        14,000            *                   --           --                *
Daniel W. Campbell                           --           --                   --           --               --
E.J. "Jake" Garn                             --           --                   --           --               --
Paula Hawkins                                --           --                   --           --               --
Renn M. Patch(13)                        14,000            *                   --           --                *
Michael D. Smith(14)                     14,000            *                   --           --                *
Takashi Bamba(15)                        13,000            *                   --           --                *
John Chou(16)                            13,215            *                   --           --                *
BNASIA, Ltd(17)                              --           --           20,452,884         28.5             28.1
RCKASIA, Ltd(18)                             --           --            4,850,736          6.8              6.7
All directors and officers as a         358,373          2.7           41,537,737         57.9             56.9
group (19 persons)(19)

---------------------------

* Less than 1%.

(1) Each share of Class B Common Stock is convertible at any time at the option of the holder into one share of Class A Common Stock and each share of Class B Common Stock is automatically converted into one share of Class A
     Common Stock upon the transfer of such share of Class B Common Stock to any person who is not a Permitted Transferee as defined in the Stockholders
     Agreement entered into by the Company and certain of its stockholders prior to the Company's initial public offering.

(2) Includes shares beneficially owned or deemed to be owned beneficially by Blake M. Roney as follows: 20,452,884 shares of Class B Common Stock as general partner of BNASIA, Ltd., a limited partnership, and with respect to which he shares voting and investment power with his wife Nancy L. Roney as set forth in footnote 17 below; and 176,165 shares of Class B Common Stock as trustee and with respect to which he has sole voting and investment power. Blake M. Roney is the Chairman of the Board of Directors of the Company, and Chairman of the Board of Directors, an executive officer and a shareholder of NSI.

(3) Includes shares beneficially owned or deemed to be owned beneficially by Nedra D. Roney as follows: 14,213,895 shares of Class B Common Stock directly and with respect to which she has sole voting and investment power. Nedra D. Roney is a Director and shareholder of NSI.

(4) Includes shares beneficially owned or deemed to be owned beneficially by Sandie N. Tillotson as follows: 7,634,743 shares of Class B Common Stock directly and with respect to which she has sole voting and investment power; 424,767 shares of Class B Common Stock as trustee and with respect to which she has sole voting and investment power; and 500,000 shares of Class B Common Stock as manager of a limited liability company and with respect to which she has sole voting and investment power. Sandie N.
     Tillotson is a Director of the Company and a Director, executive officer and shareholder of NSI.

(5) Includes shares beneficially owned or deemed to be owned beneficially by Craig S. Tillotson as follows: 3,032,912 shares of Class B Common Stock directly and with respect to which he has sole voting and investment power;
     112,500 shares of Class B Common Stock as trustee and with respect to which he has sole voting and investment power; 265,645 shares of Class B Common
     Stock as co-trustee and with respect to which he shares voting and investment power; and 1,000,000 shares of Class B Common Stock as manager of a limited liability company and with respect to which he has sole voting and investment power. Craig S. Tillotson is a shareholder of NSI.

(6)  Includes shares beneficially owned or deemed to be owned beneficially by R.
     Craig Bryson as follows: 4,850,736 shares of Class B Common Stock as general partner of RCKASIA, Ltd., a limited partnership, and with respect to which he shares voting and investment power with his wife Kathleen D.
     Bryson as set forth in footnote 18 below; and 75,000 shares of Class B
     Common Stock as co-trustee and with respect to which he shares voting and investment power with Kathleen D. Bryson. R. Craig Bryson is a shareholder of NSI.

(7) Includes shares beneficially owned or deemed to be owned beneficially by Steven J. Lund as follows: 3,271,752 shares of Class B Common Stock as general partner of a limited partnership and with respect to which he shares voting and investment power with his wife Kalleen Lund; 897,901 shares of Class B Common Stock as trustee and with respect to which he has sole voting and investment power; and 75,000 shares of Class B Common Stock as co-trustee and with respect to which he shares voting and investment power with Kalleen Lund. Steven J. Lund is a Director and President of the Company and a Director, executive officer and shareholder of NSI.

(8) Includes shares beneficially owned or deemed to be owned beneficially by Brooke B. Roney as follows: 3,496,752 shares of Class B Common Stock as general partner of a limited partnership and with respect to which he shares voting and investment power with his wife Denice R. Roney. Brooke B.
     Roney is a Director of the Company and a Director, executive officer and shareholder of NSI.

(9) Includes shares beneficially owned or deemed to be owned beneficially by Kirk V. Roney as follows: 3,171,752 shares of Class B Common Stock as general partner of a limited partnership and with respect to which he shares voting and investment power with his wife Melanie K. Roney; and 75,000 shares of Class B Common Stock as co-trustee and with respect to which he shares voting and investment power with Melanie K. Roney and Lee
     S. McCullough. Kirk V. Roney is a Director of the Company and a Director, executive officer and shareholder of NSI.

(10) Includes shares beneficially owned or deemed to be owned beneficially by Keith R. Halls as follows: 593,758 shares of Class B Common Stock as general partner of a limited partnership and with respect to which he shares voting and investment power with his wife Anna Lisa Massaro Halls;
     50,000 shares of Class B Common Stock as the manager of a limited liability company and with respect to which he has sole voting and investment power;
     704,764 shares of Class B Common Stock as trustee and with respect to which he has sole voting and investment power; and 12,500 shares of Class B
     Common Stock as co-trustee and with respect to which he shares voting and investment power with Anna Lisa Massaro Halls. Keith R. Halls is a Director and Secretary of the Company and a Director, executive officer and shareholder of NSI.

(11) Includes shares beneficially owned or deemed to be owned beneficially by Max L. Pinegar as follows: 1,000 shares of Class A Common Stock directly and with respect to which he has sole voting and investment power; and 13,000 shares of Class A Common Stock issued to Mr. Pinegar as an employee stock bonus award which will vest ratably, according to its terms, over four years following the date of the award. Max L. Pinegar is a Director of the Company and an executive officer of NSI.

(12) Includes shares beneficially owned or deemed to be owned beneficially by Max E. Esplin as follows: 1,000 shares of Class A Common Stock directly and with respect to which he has sole voting and investment power; and 13,000 shares of Class A Common Stock issued to Mr. Esplin as an employee stock bonus award which will vest ratably, according to its terms, over four years following the date of the award. Max E. Esplin is a Director of the Company and an executive officer of NSI.

(13) Includes shares beneficially owned or deemed to be owned beneficially by Renn M. Patch as follows: 1,000 shares of Class A Common Stock directly and with respect to which he has sole voting and investment power; and 14,000 shares of Class A Common Stock issued to Mr. Patch as an employee stock bonus award which will vest ratably, according to its terms, over four years following the date of the award. Renn M. Patch is Chief Operating
     Officer of the Company and an executive officer of NSI.

(14) Includes shares beneficially owned or deemed to be owned beneficially by Michael D. Smith as follows: 1,000 shares of Class A Common Stock directly and with respect to which he has sole voting and investment power; and 13,000 shares of Class A Common Stock issued to Mr. Smith as an employee stock bonus award which will vest ratably, according to its terms, over four years following the date of the award. Michael D. Smith is Vice
     President of Operations of the Company.

(15) Includes shares beneficially owned or deemed to be owned beneficially by Takashi Bamba as follows: 13,000 shares of Class A Common Stock issued to
     Mr. Bamba as an employee stock bonus award which will vest ratably, according to its terms, over four years following the date of the award.
     Takashi Bamba is President of Nu Skin Japan.

(16) Includes shares beneficially owned or deemed to be owned beneficially by John Chou as follows: 215 shares of Class A Common Stock directly and with respect to which he has sole voting and investment power; and 13,000 shares of Class A Common Stock issued to Mr. Chou as an employee stock bonus award which will vest ratably, according to its terms, over four years following the date of the award. John Chou is President of Nu Skin Taiwan.

(17) Includes 20,452,884 shares of Class B Common Stock owned by BNASIA, Ltd., a limited partnership of which Blake M. Roney and his wife Nancy L. Roney are the general partners and who share voting and investment power.

(18) Includes 4,850,736 shares of Class B Common Stock owned by RCKASIA, Ltd., a limited partnership of which R. Craig Bryson and his wife Kathleen D.
     Bryson are the general partners and who share voting and investment power.

(19) Class A Common Stock includes: 250,825 shares subject to a stock option which has been granted to an executive officer of the Company and which is exercisable until January 1, 2004; 5,748 shares owned directly by certain directors and executive officers; and 101,800 shares issued to certain directors and executive officers as employee stock bonus awards which will vest ratably, according to their terms, over four years following the date of the awards.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Reorganization

     In the Reorganization prior to the Offerings, the Original Stockholders contributed to the capital of the Company their shares of capital stock of Nu Skin Japan, Nu Skin Taiwan, Nu Skin Korea, Nu Skin Hong Kong and Nu Skin Thailand in a transaction intended to qualify under Section 351 of the Internal Revenue Code of 1986, as amended, in exchange for shares of the Company's Class B Common Stock. As a result of the Reorganization, each of the Subsidiaries became a wholly-owned subsidiary of the Company, and the Original Stockholders and certain of their affiliates held all of the outstanding shares of Class B Common Stock.

S Corporation Distribution

     Prior to the Reorganization, each Subsidiary elected to be treated as an "S" corporation under Subchapter S of the Code and comparable state tax laws. On November 19, 1996, the Subsidiaries' S corporation status was terminated (the "S Termination Date"). Prior to the S Termination Date, the Company declared a distribution to the Original Stockholders that included all of the Subsidiaries' previously earned and undistributed S corporation earnings through the S Termination Date (the "S Corporation Distribution"). As of the date of the Reorganization, the Subsidiaries' aggregate undistributed taxable S corporation earnings were $86.5 million. The S Corporation Distribution was distributed in the form of promissory notes, which are expected to be paid during 1997, bearing interest at 6% per annum. From the proceeds of the Underwritten Offerings, $15.0 million was used to pay a portion of the S Distribution Notes, leaving an unpaid S Distribution Note balance of $71.5 million at December 31, 1996.

Control By Existing Stockholders

     As of March 3, 1997, approximately 98.4% of the combined voting power of the outstanding shares of Common Stock was held by the Original Stockholders and certain of their affiliates. Consequently, as of such date, the Original Stockholders and certain of their affiliates had the ability, acting in concert, to elect all directors of the Company and approve any action requiring approval by a majority of the stockholders of the Company. As of March 3, 1997, certain of the Original Stockholders also owned 100% of the outstanding shares of NSI. As a result of this ownership, these Original Stockholders will consider the short-term and the long-term impact of all stockholder decisions on the consolidated financial results of NSI and the Company. The interests of NSI, on the one hand, and of the Company, on the other hand, may differ from time to time.

Operating Agreements; Relationship with NSI

     NSI has licensed to the Company, through the Subsidiaries, rights to distribute NSI products and to use certain NSI property in the Company's markets, and NSIMG, an NSI affiliate, provides management support services to the Company and the Subsidiaries, pursuant to the Operating Agreement with the Subsidiaries, which include distribution, trademark/tradename license, licensing and sales, and management services agreements with the Subsidiaries (the Operating Agreements). Virtually all of the products sold by the Company are purchased from NSI pursuant to distribution agreements. The Company also manufactures itself, or through third-party manufacturers, certain products and commercial materials which it then sells using NSI trademarks or tradenames licensed under trademark/tradename license agreements. In addition, the Company does not have its own sales or distribution network but licenses the right to use NSI's distribution network and global distributor compensation plan pursuant to licensing and sales agreements. NSIMG also provides a broad range of management, administrative and technical support to the Company pursuant to management services agreements.

     During the fiscal year ended December 31, 1996, NSI and NSIMG charged the Company approximately $219.9 million and $4.2 million, respectively, for goods and services provided to the Company under the Operating Agreements.

     The Operating Agreements were approved by the original Board of Directors of the Company, which was composed entirely of officers and shareholders of NSI. In addition, two of the executive officers of the Company, including the Chief Executive Officer, are also executive officers of NSI. It is expected that they will continue to spend a portion of their time on the affairs of NSI, for which they will continue to receive compensation from NSI in addition to amounts received from the Company for services to the Company..

     During 1996, Nu Skin Japan paid NSI a royalty of 8% of the revenue from sales of products manufactured by a third party manufacturer under a license agreement between Nu Skin Japan and NSI. In the fiscal year ended December 31, 1996, Nu Skin Japan paid NSI $2.9 million in royalties under this agreement.

     Pursuant to wholesale distribution agreements, Nu Skin Hong Kong distributes certain NSI products to Nu Skin Personal Care Australia, Inc. and Nu Skin New Zealand, Inc., affiliates of NSI. Pursuant to these agreements, Nu Skin Hong Kong was paid approximately $4.6 million in fiscal year 1996 by Nu Skin Personal Care Australia, Inc. and Nu Skin New Zealand, Inc.

     Concurrently with the Underwritten Offerings, the Company purchased from NSI for $25 million, the exclusive rights to distribute NSI products in Thailand, Indonesia, Malaysia, the Philippines, the People's Republic of China, Singapore and Vietnam. As of March 3, 1997, the Company had paid $15 million of this amount. In addition, the Company and NSI have entered into a mutual indemnification agreement pursuant to which NSI has agreed to indemnify the Company for certain claims, losses and liabilities relating to the operations of the Subsidiaries prior to the Reorganization, and the Company has agreed to indemnify NSI for certain claims, losses and liabilities relating to the operations of the Subsidiaries after the Reorganization.

Stockholders' Partnership

     Craig Bryson and Craig S. Tillotson are major stockholders of the Company and have been NSI distributors since 1984. Messrs. Bryson and Tillotson are partners in an entity (the "Partnership") which receives substantial commissions from NSI, including commissions on sales generated within the Company's markets. For the fiscal year ended December 31, 1996, total commissions paid to the Partnership on sales originating in the Company's then open markets (Japan, Taiwan, Hong Kong and South Korea) were approximately $1.2 million. By agreement, NSI pays commissions to the Partnership at the highest level of commissions available to distributors. Management believes that this arrangement allows Messrs. Bryson and Tillotson the flexibility of using their expertise and reputations in network marketing circles to sponsor, motivate and train distributors to benefit NSI's distributor force generally, without having to focus solely on their own organizations.

Stockholders' Agreement

     The Original Stockholders have entered into a stockholders' agreement with the Company (the "Stockholders' Agreement"). As of March 3, 1997, the Original Stockholders and certain of their affiliates beneficially owned shares having approximately 98.4% of the combined voting power of the outstanding shares of Common Stock. In order to ensure the qualification of the Reorganization under
Section 351 of the Code, the Original Stockholders have agreed not to transfer any shares they own through November 28, 1997 without the consent of the Company except for certain transfers relating to the funding of the Distributor Options and the grant of the employee stock bonus awards. After such date and subject to any volume limitations imposed by Rule 144, no such stockholder is permitted to transfer in any one-year period a number of shares equal to the greater of (i) 10% of the total number of shares of Common Stock originally issued to such stockholder in connection with the Reorganization, or (ii) 1.25% of the total Common Stock issued and outstanding at the time of such proposed transfer. The Original Stockholders have been granted registration rights by the Company permitting each such Original Stockholder to register his or her shares of Class A Common Stock, subject to certain restrictions, on any registration statement filed by the Company until such Original Stockholder has sold a specified value of shares of Class A Common Stock.

Agreements and Arrangements with Management

     Prior to the Offerings, the Company entered into indemnification agreements with its officers and directors indemnifying them against liability incurred by them in the course of their service to the Company. Pursuant to the Nu Skin Asia Pacific, Inc. 1996 Stock Incentive Plan, as of March 3, 1997, the Company had granted stock bonus awards to certain executive officers of the Company for an aggregate of 150,959 shares of Class A Common Stock. The shares of Class A Common Stock underlying each of these stock bonus awards will be issued to the recipient of the award at a rate of 25% per year commencing in November 1997, subject to certain restrictions. In January 1994, NSI stockholders agreed to grant to an individual who is now executive officer of the Company an option, which became immediately exercisable upon consummation of the Reorganization, to purchase 267,500 shares of Class A Common Stock at an aggregate exercise price of $500,000, which reflects the agreed upon fair market value of this equity interest in January 1994. As of March 3, 1997, the executive officer had exercised a portion of this option and purchased 16,675 shares of Class A Common Stock, which he then sold in the Underwritten Offerings. The Company has employment agreements with certain of its executive officers.

Distributor Options

     Prior to the Offerings, the Original Stockholders converted 1,605,000 shares of Class B Common Stock into Class A Common Stock and contributed such shares to the Company for use in implementing an NSI distributor equity incentive program, and the Company granted to NSI the Distributor Options to acquire such 1,605,000 shares of Class A Common Stock. NSI will assign the Distributor Options to qualifying distributors of NSI in connection with the Rule 415 Offerings. The Distributor Options are subject to certain conditions related to distributor performance and will vest on December 31, 1997. The Company will record distributor incentive expense for the Distributor Options.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-K:

1.   Financial Statements (pursuant to Part II, Item 8)

        Report of Independent Accountants....................................F-2

        Consolidated Balance Sheets at December 31, 1995 and 1996............F-3

        Consolidated Statements of Income for the year ended September 30,
            1994, the three months ended December 31, 1994 and the years ended December 31, 1995 and 1996.................................F-4

        Consolidated Statements of Stockholders' Equity for the year ended
            September 30, 1994, the three months ended December 31, 1994 and the years ended December 31, 1995 and 1996...................F-5

        Consolidated Statements of Cash Flows for the year ended
            September 30, 1994, the three months ended December 31, 1994 and the years ended December 31, 1995 and 1996...................F-6

        Notes to Consolidated Financial Statements...........................F-7

2. Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

3.   Exhibits:  The following Exhibits are filed with this Form 10-K:

     Exhibit
     Number       Exhibit Description

     3.1          Amended and Restated Certificate of
                  Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's
                  Registration Statement on Form S-1 (File No.
                  333-12073) (the "Form S-1").

     3.2 Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Form S-1.

     4.1          Specimen Form of Stock Certificate for Class
                  A Common Stock incorporated by reference to
                  Exhibit 4.1 to the Company's Form S-1.

     4.2 Specimen Form of Stock Certificate for Class B common Stock incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

    10.1          Form of Indemnification Agreement to be
                  entered into by and among the Company and certain of its officers and directors incorporated by reference to Exhibit 10.1 to the Company's Form S-1.

    10.2 Form of Stockholders' Agreement by and among the initial stockholders of the Company incorporated by reference to Exhibit 10.2 to the Company's Form S-1.

    10.3         Employment Contract, dated December 12,
                 1991, by and between Nu Skin Taiwan and John
                 Chou incorporated by reference to Exhibit
                 10.3 to the Company's Form S-1.

    10.4 Employment Agreement, dated May 1, 1993, by and between Nu Skin Japan and Takashi Bamba incorporated by reference to Exhibit 10.4 to the Company's Form S-1.

    10.5 Service Agreement, dated January 1, 1996, by and between Nu Skin Korea and Sung-Tae Han incorporated by reference to Exhibit 10.5 to the Company's Form S-1.

    10.6         Form of Purchase and Sale Agreement between
                 Nu Skin Hong Kong and NSI incorporated by reference to Exhibit 10.6 to the Company's
                 Form S-1.

    10.7 Form of Licensing and Sales Agreement between NSI and each Subsidiary (other than Nu Skin Korea) incorporated by reference to
                 Exhibit 10.7 to the Company's Form S-1.

    10.8         Form of Regional Distribution Agreement
                 between NSI and Nu Skin Hong Kong
                 incorporated by reference to Exhibit 10.8 to the Company's Form S-1.

    10.9 Form of Wholesale Distribution Agreement between NSI and each Subsidiary (other than Nu Skin Hong Kong incorporated by reference to Exhibit 10.9 to the Company's Form S-1.

    10.10        Form of Trademark/Tradename License
                 Agreement between NSI and each Subsidiary incorporated by reference to Exhibit 10.10 to the Company's Form S-1.

    10.11        Form of Management Services Agreement
                 between NSIMG and each subsidiary
                 incorporated by reference to Exhibit 10.11 to the Company's Form S-1.

    10.12        Form of Licensing and Sales Agreement
                 between NSI and Nu Skin Korea incorporated by reference to Exhibit 10.12 to the Company's Form S-1.

    10.13 Form of Independent Distributor Agreement by and between NSI and Independent Distributors in Hong Kong/Macau incorporated by reference to Exhibit 10.13 to the Company's Form S-1.

    10.14 Form of Independent Distributor Agreement by and between NSI and Independent Distributor Agreement by and between NSI and Independent Distributors in Japan

    10.15 Form of Independent Distributor Agreement by and between NSI and Independent Distributors in South Korea incorporated by reference to
                 Exhibit 10.15 to the Company's Form S-1.

    10.16 Form of Independent Distributor Agreement by and between NSI and Independent Distributors in Taiwan incorporated by reference to
                 Exhibit 10.16 to the Company's Form S-1.

    10.17 Nu Skin Asia Pacific, Inc. 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.17 to the Company's Form S-1.

    10.18        Form of bonus Incentive Plan for Subsidiary
                 Presidents incorporated by reference to
                 Exhibit 10.18 to the Company's Form S-1.

    10.19        Option Agreement, by and between the Company and
                 M. Truman Hunt incorporated by reference to
                 Exhibit 10.19 to the Company's Form S-1.

    10.20 Form of Mutual Indemnification Agreement by and between the Company and NSI

    10.21        Manufacturing Sublicense Agreement, dated
                 July 27, 1995, by and between NSI and Nu
                 Skin Japan incorporated by reference to
                 Exhibit 10.21 to the Company's Form S-1.

    10.22 1996 Option Agreement by and between the Company and NSI incorporated by reference to Exhibit 10.22 to the Company's Form S-1.

    10.23        Form of Addendum to Amended and Restated
                 Licensing and Sales Agreement incorporated by reference to Exhibit 10.23 to the Company's Form S-1.

    10.24 Form of Administrative Services Agreement incorporated by reference to Exhibit 10.24 to the Company's Form S-1.

    21.1         Subsidiaries of the Company

    23.1         Consent of Price Waterhouse LLP


(b) On December 10, 1996, the Company filed a Current Report on Form 8-K to report the sale of equity securities pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

(c) The exhibits required by Item 601 of Regulation S-K are set forth in (a)3 above.

(d) The financial statement schedules required by Regulation S-K are set forth in (a)2 above.


Nu Skin Asia Pacific, Inc.
Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                            Page

Consolidated Financial Statements:

  Report of Independent Accountants..........................................F-2

  Consolidated Balance Sheets at December 31, 1995 and 1996..................F-3

  Consolidated Statements of Income for the year ended September 30, 1994, the three months ended December 31, 1994 and the years ended
    December 31, 1995 and 1996...............................................F-4

  Consolidated Statements of Stockholders' Equity for the year ended
    September 30,1994, the three months ended December 31, 1994 and the years ended December 31, 1995 and 1996...............................F-5

  Consolidated Statements of Cash Flows for the year ended
    September 30, 1994, the three months ended December 31, 1994 and the years ended December 31, 1995 and 1996...........................F-6

  Notes to Consolidated Financial Statements.................................F-7


All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Nu Skin Asia Pacific, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Nu Skin Asia Pacific, Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for the year ended September 30, 1994, the three months ended December 31, 1994, and the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

Price Waterhouse LLP
Salt Lake City, Utah
February 19, 1997


Nu Skin Asia Pacific, Inc.
Consolidated Balance Sheets
(in thousands)

                                                                                              December 31,
                                                                                        1995              1996
                                                                                       ------            ------
ASSETS
Current assets

     Cash and cash equivalents                                                      $   63,213        $  207,106
     Accounts receivable                                                                 3,242             8,937
     Related parties receivable                                                          1,793             7,974
     Inventories, net                                                                   32,662            44,860
     Prepaid expenses and other                                                          3,410            11,281
                                                                                    ----------        ----------
                                                                                       104,320           280,158

Property and equipment, net                                                              6,904             8,884
Other assets, net                                                                        7,004            42,673
                                                                                    ----------        ----------
         Total assets                                                               $  118,228        $  331,715
                                                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                               $    4,395        $    6,592
     Accrued expenses                                                                   23,313            79,518
     Related parties payable                                                            28,749            46,326
     Notes payable to stockholders                                                          --            71,487
     Note payable to NSI, current portion                                                   --            10,000
                                                                                    ----------        ----------
                                                                                        56,457           213,923
                                                                                    ----------        ----------
     Note payable to NSI, less current portion                                              --            10,000
                                                                                    ----------        ----------

     Commitments and contingencies (Notes 8 and 12)

Stockholders' equity
     Capital stock                                                                       4,550                --
     Preferred stock - 25,000,000 shares authorized, $.001 par value, no
         shares issued and outstanding                                                      --                --
     Class A common stock - 500,000,000 shares authorized, $.001 par
         value, 11,715,000 shares issued and outstanding                                    --                12
     Class B common stock - 100,000,000 shares authorized, $.001 par
         value, 71,696,675 shares issued and outstanding                                    --                72
     Additional paid-in capital                                                             --           137,876
     Cumulative foreign currency translation adjustment                                 (2,940)           (5,963)
     Retained earnings                                                                  60,161            11,493
     Deferred compensation                                                                  --           (22,559)
     Note receivable from NSI                                                               --           (13,139)
                                                                                    ----------        ----------
                                                                                        61,771           107,792
                                                                                    ----------        ----------
         Total liabilities and stockholders' equity                                 $  118,228        $  331,715
                                                                                    ==========        ==========

               The accompanying notes are an integral part of these consolidated financial statements.



Nu Skin Asia Pacific, Inc.
Consolidated Statements of Income
(in thousands, except per share amounts)


                                                                 Three
                                            Year Ended         Months Ended                    Year Ended
                                          September 30,       December 31,                   December 31,
                                         ---------------     --------------        --------------------------------
                                              1994                1994                 1995                1996
                                             ------              ------               ------              -----


Revenue                                  $       254,637     $      73,562         $    358,609       $     678,596

Cost of sales                                     86,872            19,607               96,615             193,158
                                         ---------------     -------------         ------------       -------------

Gross profit                                     167,765            53,955              261,994             485,438
                                         ---------------     -------------         ------------       -------------

Operating expenses
     Distributor incentives                       95,737            27,950              135,722             249,613
     Selling, general and
          administrative                          44,566            13,545               67,475             105,477
     Distributor stock expense                        --                --                   --               1,990
                                         ---------------     -------------         ------------       -------------

Total operating expenses                         140,303            41,495              203,197             357,080
                                         ---------------     -------------         ------------       -------------

Operating income                                  27,462            12,460               58,797             128,358

Other income (expense), net                          443              (813)                 511               2,833
                                         ---------------     -------------         ------------       -------------

Income before provision for income
     taxes                                        27,905            11,647               59,308             131,191
                                         ---------------     -------------         ------------       -------------
Provision for income taxes (Note 10)              10,226             2,730               19,097              49,494
                                         ---------------     -------------         ------------       -------------

Net income                               $        17,679     $       8,917         $     40,211       $      81,697
                                         ===============     =============         ============       =============

Pro forma net income per share
     (Note 2)                                                                      $        .50       $        1.01
                                                                                   ============       =============

Pro forma weighted average common
     shares outstanding                                                                  80,518              81,060
                                                                                   ============       =============

Unaudited pro forma data:
     Income before pro forma
         provision for income taxes               27,905            11,647               59,308             131,191
     Pro forma provision for income
         taxes (Note 10)                          10,391             4,041               22,751              45,945
                                         ---------------     -------------         ------------       -------------
     Income after pro forma provision
         for income taxes                $        17,514     $       7,606         $     36,557       $      85,246
                                         ===============     =============         ============       =============

Pro forma net income per share                                                     $        .45       $        1.05
                                                                                   ============       =============
     (Note 2)


               The accompanying notes are an integral part of these consolidated financial statements.





Nu Skin Asia Pacific, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)





                                                                      Cumulative
                                                                        Foreign
                                        Class A  Class B  Additional   Currency                               Note         Total
                               Capital  Common   Common    Paid-In    Translation  Retained    Deferred    Receivable  Stockholders'
                                Stock    Stock    Stock    Capital    Adjustment   Earnings  Compensation   From NSI      Equity

Balance at October 1, 1993     $ 1,300                                $      102   $  5,524                            $      6,926

Net change in cumulative
     foreign currency
     translation adjustment         --                                       329         --                                     329
Net income                          --                                        --     17,679                                  17,679
                               -------                                ----------   --------                            ------------
Balance at September 30, 1994    1,300                                       431     23,203                                  24,934

Net change in cumulative
     foreign currency
     translation adjustment         --                                        10         --                                      10
Net income                          --                                        --      8,917                                   8,917
                               -------                                ----------   --------                            ------------
Balance at December 31, 1994     1,300                                       441     32,120                                  33,861

Contributed capital              3,250                                        --         --                                   3,250
Dividends                           --                                        --    (12,170)                                (12,170)
Net change in cumulative
     foreign currency
     translation adjustment         --                                    (3,381)        --                                  (3,381)
Net income                          --                                        --     40,211                                  40,211
                              --------                                ----------   --------                            ------------
Balance at December 31, 1995     4,550                                    (2,940)    60,161                                  61,771

Reorganization and termination
     of S corporation status
     (Note 1)                   (4,550)          $    80  $    1,209          --      3,261                                      --
Net proceeds from the Offerings
     and conversion of shares
     by stockholders (Note 1)       --  $    12       (8)     98,829          --         --                                  98,833
Dividends                           --       --       --          --          --    (47,139)                                (47,139)
Issuance of notes payable to
     stockholders (Note 3)          --       --       --          --          --    (86,487)                                (86,487)
Net change in cumulative
     foreign currency
     translation adjustment         --       --       --          --      (3,023)        --                                  (3,023)
Issuance of distributor stock
     options (Note 9)               --       --       --      33,039          --         --  $   (17,910)  $ (13,139)         1,990
Issuance of employee stock
     awards (Note 9)                --       --       --       4,799          --         --       (4,649)         --            150
Net income                          --       --       --          --          --     81,697           --          --         81,697
                           --------------------------------------------------------------------------------------------------------
Balance at December 31, 199$        -- $     12  $    72  $  137,876  $   (5,963)  $ 11,493  $   (22,559)  $ (13,139)  $    107,792
                              ======== ========  =======  ==========  ==========   ========  ===========   =========   ============


                 The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Asia Pacific, Inc.
Consolidated Statements of Cash Flows
(in thousands)





                                                                                        Three
                                                                   Year Ended        Months Ended                 Year Ended
                                                                  September 30,      December 31,                December 31,
                                                                 --------------     -------------        ---------------------------
                                                                      1994               1994               1995               1996
                                                                     ------             ------             ------             -----
Cash flows from operating activities:
Net income                                                       $       17,679     $       8,917    $       40,211    $     81,697
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                          1,401               358             2,012           3,274
   Loss on disposal of property and equipment                                90             1,093                12             381
   Amortization of deferred compensation                                     --                --                --           2,140
   Changes in operating assets and liabilities:
         Accounts receivable                                             (1,006)              165            (2,174)         (5,695)
         Related parties receivable                                     (25,288)           11,108            16,077          (6,181)
         Inventories, net                                                   158              (939)          (17,106)        (12,198)
         Prepaid expenses and other                                        (890)             (836)               51          (7,871)
         Other assets                                                       277               (20)           (2,994)        (10,361)
         Accounts payable                                                   884               279               765           2,197
         Accrued expenses                                                13,106            (4,384)            9,936          56,205
         Related parties payable                                          3,475           (16,442)           18,193          17,577
                                                                 --------------     -------------    --------------    ------------

   Net cash provided by (used in) operating activities                    9,886              (701)           64,983         121,165
                                                                 --------------     -------------    --------------    ------------

Cash flows from investing activities:
Purchase of property and equipment                                       (1,766)             (417)           (5,422)         (5,672)
Proceeds from disposal of property and equipment                             25                14                48              41
Payment to NSI for distribution rights                                       --                --                --          (5,000)
Payments for lease deposits                                                (614)             (677)             (701)           (562)
Receipt of refundable lease deposits                                        153                --                22              98
                                                                 --------------     -------------    --------------    ------------

   Net cash used in investing activities                                 (2,202)           (1,080)           (6,053)        (11,095)
                                                                 --------------     -------------    --------------    ------------

Cash flows from financing activities:
Payments on related party loans                                          (4,350)               --                --              --
Proceeds from capital contributions                                          --                --             3,250              --
Net proceeds from the Offerings (Note 1)                                     --                --                --          98,833
Dividends paid                                                               --                --           (12,170)        (47,139)
Payment to stockholders for notes payable (Note 3)                           --                --                --         (15,000)
                                                                 --------------     -------------    --------------    ------------

   Net cash provided by (used in) financing activities                   (4,350)               --            (8,920)         36,694
                                                                 --------------     -------------    --------------    ------------
   Effect of exchange rate changes on cash                                  152                (8)           (3,085)         (2,871)
                                                                 --------------     -------------    --------------    ------------

Net increase (decrease) in cash and cash equivalents                      3,486            (1,789)           46,925         143,893

Cash and cash equivalents, beginning of period                           14,591            18,077            16,288          63,213
                                                                 --------------     -------------    --------------    ------------


Cash and cash equivalents, end of period                         $       18,077     $      16,288    $       63,213    $    207,106
                                                                 ==============     =============    ==============    ============

Supplemental cash flow information:
Interest paid                                                    $           81     $           6    $          119    $         84
                                                                 ==============     =============    ==============    ============



Supplemental schedule of non-cash investing and financing activities in 1996:

o $20.0 million note payable to NSI issued as partial consideration for the $25.0 million purchase of distribution rights from NSI.

o $86.5 million of interest bearing S distribution notes issued in 1996, of which $71.5 million remains unpaid at December 31, 1996 (Note 3).

o $1.2 million of additional paid-in capital contributed by the existing stockholders of their interest in the Subsidiaries in exchange for all shares of the Class B common stock in connection with the Company's termination of its S corporation status (Note 1).

     The accompanying notes are an integral part of these consolidated financial statements.



Nu Skin Asia Pacific, Inc.
Notes to Consolidated Financial Statements

1.   THE COMPANY

     Nu Skin Asia Pacific, Inc. (the "Company") is a network marketing company involved in the distribution and sale of premium quality, innovative personal care and nutritional products. The Company is the exclusive distribution vehicle for Nu Skin International, Inc. ("NSI") in the countries of Japan, Taiwan, Hong Kong (including Macau), and South Korea, where the Company currently has operations, and in Thailand, where operations have not yet commenced (collectively referred to as the "Subsidiaries"), and in Indonesia, Malaysia, the Philippines, the PRC, Singapore and Vietnam, where operations also have not yet commenced. Additionally, the Company sells products to NSI affiliates in Australia and New Zealand. NSI was founded in 1984 and is one of the largest network marketing companies in the world. NSI owns the Nu Skin trademark and provides the products and marketing materials to each of its affiliates. Nu Skin International Management Group, Inc. ("NSIMG"), an NSI affiliate, has provided, and will continue to provide, a high level of support services to the Company, including product development, marketing, legal, accounting and other managerial services.

     The Company was incorporated on September 4, 1996. It was formed as a holding company and acquired the Subsidiaries through a reorganization which occurred on November 20, 1996. Prior to the reorganization, each of the Subsidiaries elected to be treated as an S corporation. In connection with the reorganization, the Subsidiaries' S corporation status was terminated on November 19, 1996, and the Company declared a distribution to the stockholders that included all of the Subsidiaries' previously earned and undistributed taxable S corporation earnings totaling $86.5 million.

     Prior to the reorganization, the Company, NSI, NSIMG and other NSI affiliates operated under the control of a group of common stockholders. Inasmuch as the Subsidiaries that were acquired were under common control, the Company's consolidated financial statements include the Subsidiaries' historical balance sheets and related statements of income, of stockholders' equity and of cash flows for all periods presented.

     On November 27, 1996 the Company completed its initial public offerings of 4,750,000 shares of Class A common stock and received net proceeds of $98.8 million (the "Offerings").


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Change in fiscal year

     In October 1994, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31. The change became effective as of October 1, 1994.

     Use of estimates

     The preparation of these financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for product returns, obsolete inventory and taxes. Actual results could differ from these estimates.

     Cash and cash equivalents

     Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.

     Inventories

     Inventories consist of merchandise purchased for resale and are stated at the lower of cost using the first-in, first-out method or market.

     Property and equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

       Furniture and fixtures    5 - 7 years
       Computers and equipment   3 - 5 years
       Leasehold improvements    Shorter of estimated useful life or lease term
       Vehicles                  3 - 5 years

     Expenditures for maintenance and repairs are charged to expense as incurred.

     Other assets

     Other assets consist primarily of deposits for noncancelable operating leases and distribution rights purchased from NSI. Distribution rights are amortized on the straight-line basis over the estimated useful life of the asset. The Company assesses the recoverability of long-lived assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows attributable to the assets.

     Revenue recognition

     Revenue is recognized when products are shipped and title passes to independent distributors who are the Company's customers. A reserve for product returns is accrued based on historical experience. The Company generally requires cash payment at the point of sale. The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue.

     Income taxes

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Prior to the Company's reorganization described in Note 1, the Subsidiaries elected to be taxed as S corporations whereby the income tax effects of the Subsidiaries' activities accrued directly to their stockholders; therefore, adoption of SFAS 109 required no establishment of deferred income taxes since no material differences between financial reporting and tax bases of assets and liabilities existed. Concurrent with the Company's reorganization, the Company terminated the S corporation elections of its Subsidiaries. As a result, deferred income taxes under the provisions of SFAS 109 were established.

     Pro forma net income per share

     Pro forma net income per share is computed based on the weighted average number of common shares and common share equivalents outstanding during the periods presented assuming that the Company's reorganization and the resultant issuance of 80.3 million shares of Class B common stock occurred as of January 1, 1995.

     Foreign currency translation

     All business operations of the Company occur outside of the United States. Each entity's local currency is considered the functional currency. Since a substantial portion of the Company's inventories are purchased with U.S. dollars from the United States and since the Company is incorporated in the United States, all assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted average exchange rates, and stockholders' equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders' equity in the consolidated balance sheets, and transaction gains and losses are included in other income in the consolidated financial statements.

     Industry segment and geographic area

     The Company operates in a single industry, which is the direct selling of skin care, hair care and nutritional products, and in a single geographic area, which is the Asia Pacific Region.

     Fair value of financial instruments

     The fair value of financial instruments including cash and cash equivalents, accounts receivable, related parties receivable, accounts payable, accrued expenses, related parties payable and notes payable approximate book values.

     Stock-based compensation

     The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock- Based Compensation. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and will, when applicable, provide pro forma disclosures of net income and net income per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.


3.   RELATED PARTY TRANSACTIONS

     Scope of related party activity

     The Company has extensive and pervasive transactions with affiliated entities that are under common control. These transactions are as follows:
     (1) Through its Hong Kong entity, the Company purchases a substantial portion of its inventories from affiliated entities (primarily NSI). (2) In addition to selling products to consumers in its geographic territories, the Company through its Hong Kong entity, sells products and marketing materials to affiliated entities in geographic areas outside those held by the Company (primarily Australia and New Zealand). (3) The Company pays trademark royalty fees to NSI on products bearing NSI trademarks and marketed in the Company's geographic areas that are not purchased from NSI.
     (4) NSI enters into a distribution agreement with each independent distributor. The Company pays license fees to NSI for the right to use the lists of distributors within its geographical regions, and for the right to use the NSI distribution system and other related intangibles. (5) The Company participates in a global commission plan established by the NSI distribution agreement whereby distributors' commissions are determined by aggregate worldwide purchases made by down-line distributors. Thus, commissions on purchases from the Company earned by distributors located in geographic areas outside those held by the Company are remitted to NSI, which then forwards these commissions to the distributors. (6) The Company pays fees for management and support services provided by NSIMG.

     The purchase prices paid to the Subsidiaries for the purchase of product and marketing materials are determined pursuant to the Regional Distribution Agreement between the Company, through a Subsidiary, and NSI. The selling prices to the Subsidiaries of products and marketing materials are determined pursuant to the Wholesale Distribution Agreements between a Subsidiary and certain of the other Subsidiaries. Trademark royalty fees and license fees are payable pursuant to the Trademark/Tradename License Agreement between the Subsidiaries and NSI and the Licensing and Sales Agreement between the Subsidiaries and NSI, respectively. The independent distributor commission program is managed by NSI. Charges to the Company are based on a worldwide commission fee of 42% which covers commissions paid to distributors on a worldwide basis and the direct costs of administering the global compensation plan. Management and support services fees are billed to the Company by NSIMG pursuant to the Management Services Agreement between the Company, the Subsidiaries and NSIMG and consist of all direct expenses incurred by NSIMG on behalf of the Company and indirect expenses of NSIMG allocated to the Company based on its net sales.

     Total commission fees (including those paid directly to distributors within the Company's geographic territories) are recorded as distributor incentives in the consolidated statements of income. Trademark royalty fees, license fees and management fees are included in selling, general and administrative expenses in the consolidated statements of income.

     In November 1996, the Company purchased from NSI the distribution rights to seven new markets in the region. These markets include Thailand, Indonesia, Malaysia, the Philippines, the PRC, Singapore and Vietnam, where operations have not yet commenced. These rights were purchased for $25.0 million of which $5.0 million was paid from proceeds from the Offerings. At December 31, 1996, the Company had a $10.0 million short term obligation, due January 15, 1997, and a $10.0 million long term obligation, due January 15, 1998, related to the purchase of these rights. Interest accrues at a rate of 6.0% per annum on amounts due under these obligations.

     Notes payable to stockholders

     In connection with the reorganization described in Note 1, the aggregate undistributed taxable S corporation earnings of the Subsidiaries were $86.5 million. These earnings were distributed in the form of promissory notes which are expected to be paid during 1997 and which bear interest at 6.0% per annum. From proceeds of the Offerings, $15.0 million was used to pay a portion of the notes, leaving an unpaid notes payable to stockholders balance of $71.5 million at December 31, 1996. Interest expense of $536,000 was recorded for the year ended December 31, 1996 and is included in accrued expenses.

         Related party transactions

         The following summarizes the Company's transactions with related parties (in thousands):

         Product purchases

                                                              Three
                                        Year Ended         Months Ended                  Year Ended
                                       September 30,       December 31,                 December 31,
                                       --------------     --------------      ------------------------------
                                            1994               1994               1995               1996
                                           ------             ------             ------             -----


Beginning inventories                  $       14,775     $       14,617     $       15,556     $      32,662
Inventory purchases from affiliates            61,409             11,608             69,821           157,413
Other inventory purchases and value
   added locally                               25,305              8,938             43,900            47,943
                                       --------------     --------------     --------------     -------------

Total products available for sale             101,489             35,163            129,277            238,018
Less:  Cost of sales                          (86,872)           (19,607)           (96,615)          (193,158)
                                       --------------     --------------     --------------     --------------

Ending inventories                     $       14,617     $       15,556     $       32,662     $       44,860
                                       ==============     ==============     ==============     ==============


         Related parties payable transactions




                                                             Three
                                        Year Ended         Months Ended                 Year Ended
                                       September 30,       December 31,                December 31,
                                       --------------      ------------       -------------------------------
                                            1994               1994               1995               1996
                                           ------             ------             ------             -----


Beginning related parties payable      $       27,873     $       26,998     $       10,556     $       28,749
Inventory purchases from affiliates            61,409             11,608             69,821            157,413
Distributor incentives                         95,737             27,950            135,722            249,613
Less: Distributor incentives paid
   directly to distributors                    68,880)           (19,837)          (105,642)          (197,614)
License fees                                    9,252              2,750             13,158             25,221
Trademark royalty fees                             --                 19              2,694              2,882
Management fees                                 1,449                499              2,066              4,189
Proceeds from (payments for)
   related party loans                         (4,350)                --                 --                 --
Less:  Payments to related parties             95,492)           (39,431)           (99,626)          (224,127)
                                       --------------     --------------     --------------     --------------

Ending related parties payable         $       26,998     $       10,556     $       28,749     $       46,326
                                       ==============     ==============     ==============     ==============




Nu Skin Asia Pacific, Inc.
Notes to Consolidated Financial Statements

     Related parties receivable and payable balances

     The Company has receivable and payable balances with related parties in Australia and New Zealand, and with NSI and NSIMG. Related parties balances outstanding greater than 60 days bear interest at prime plus 2%. Since no significant balances have been outstanding greater than 60 days, no related parties interest income or interest expense has been recorded in the consolidated financial statements. Sales to related parties were $2,288,000 for the year ended September 30, 1994, $855,000 for the three months ended December 31, 1994 and $4,608,000 and $4,614,000 for the years ended December 31, 1995 and 1996, respectively.

     Certain relationships with stockholder distributors

     Two major stockholders of the Company have been NSI distributors since 1984. These stockholders are partners in an entity which receives substantial commissions from NSI, including commissions relating to sales within the countries in which the Company operates. By agreement, NSI pays commissions to this partnership at the highest level of distributor compensation to allow the stockholders to use their expertise and reputations in network marketing to further develop NSI's distributor force, rather than focusing solely on their own distributor organizations. The commissions paid to this partnership relating to sales within the countries in which the Company operates were $1,100,000 for the year ended September 30, 1994, $270,000 for the three months ended December 31, 1994 and $1,100,000 and $1,200,000 for the years ended December 31, 1995 and 1996, respectively.


4.   PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following:


                                                     December 31,
                                               1995               1996
                                                    (in thousands)
Furniture and fixtures                      $   3,593         $    3,175
Computers and equipment                         5,060              7,480
Leasehold improvements                          2,221              4,737
Vehicles                                          152                200
                                            ---------         ----------
                                               11,026             15,592
Less: accumulated depreciation                 (4,122)            (6,708)
                                            ---------         ----------
                                            $   6,904         $    8,884
                                            =========         ==========

     Depreciation of property and equipment totaled $1,401,000 for the year ended September 30, 1994, $358,000 for the three months ended December 31, 1994, and $2,012,000 and $3,118,000 for the years ended December 31, 1995 and 1996, respectively.


5.   OTHER ASSETS

     Other assets consist of the following:

                                                               December 31,
                                                         1995          1996
                                                              (in thousands)
Deposits for noncancelable operating leases            $ 5,738      $  9,962
Distribution rights, net of accumulated amortization        --        24,844
Other                                                    1,266         7,867
                                                       -------      --------

                                                       $ 7,004      $ 42,673
                                                       =======      ========

     The $25.0 million distribution rights asset is being amortized on a straight-line basis over its estimated useful life of twenty years. Amortization expense totaled $156,000 for the year ended December 31, 1996.


6.   ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                   December 31,
                                             1995               1996
                                               (in thousands)
Income taxes payable                     $     17,463       $     54,233
Other taxes payable                               798              9,194
Other accruals                                  5,052             16,091
                                         ------------       ------------
                                         $     23,313       $     79,518
                                         ============       ============


7.   LINE OF CREDIT

     During 1995, the Company entered into an $8,000,000 revolving credit agreement (bearing interest at an annual rate of 12%) with a financial institution in South Korea. Advances were available under the agreement through July 1, 1996. There were no outstanding balances under the credit facility at December 31, 1995 and 1996.


8.   LEASE OBLIGATIONS

     The Company leases office space and computer hardware under noncancelable long-term operating leases. Most leases include renewal options of up to three years. Minimum future operating lease obligations at December 31, 1996 are as follows (in thousands):

       Year ending December 31,
                 1997                                          $       4,131
                 1998                                                  2,745
                 1999                                                  1,965
                 2000                                                  1,321
                 2001                                                     --
                                                              --------------
     Total minimum lease payments                             $       10,162
                                                              ==============

     Rental expense for operating leases totaled $5,848,000 for the year ended September 30, 1994, $1,639,000 for the three months ended December 31, 1994, and $9,470,000 and $8,260,000 for the years ended December 31, 1995 and 1996, respectively.


9.   STOCKHOLDERS' EQUITY

     The Company's capital stock consists of preferred stock, Class A common stock, and Class B common stock. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows:
     (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company's stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter;
     (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company's' Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder.

     Stockholder control

     As of December 31, 1996, a group of common stockholders owned all of the outstanding shares of Class B common stock, which represented
     98.4% of the combined voting rights of all outstanding common stock. Accordingly, these stockholders, acting as a group, control the election of the entire Board of Directors and decisions with respect to the Company's dividend policy, the Company's access to capital, mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company and any change in control of the Company.

     Equity incentive plans

     Effective November 21, 1996, NSI and the Company implemented a one-time distributor equity incentive program. This program provided for grants of options to selected distributors for the purchase of 1.6 million shares of the Company's previously issued Class A common stock. The number of options each distributor will ultimately receive will be based on their performance and productivity through August 31, 1997. The options are exercisable at a price of $5.75 per share and will vest on December 31, 1997. The related compensation expense has been deferred in the Company's financial statements and is being expensed to the statement of income as distributor stock expense ratably through December 31, 1997.

     The Company will record compensation expense based upon the best available estimate of the number of shares that are expected to be issued to each distributor at the measurement date, revised as necessary if subsequent information indicates that actual forfeitures are likely to differ from initial estimates. The compensation expense will be adjusted quarterly over the vesting period for subsequent changes in the expected or actual outcome. Any options forfeited may be reallocated and result in an additional compensation charge.

     As a part of this program, the Company sold an option to NSI to purchase shares underlying distributor options for consideration of a $13.1 million 10-year note, bearing interest at 6.0% per annum. It is anticipated that NSI will repay this note as distributors begin to exercise their options in 1998.

     Prior to the Offerings, the Company's stockholders contributed to NSI and other Nu Skin entities (excluding the Company) 1.3 million of the shares of the Company's Class A common stock held by them for issuance to employees of NSI and other Nu Skin entities as a part of an employee equity incentive plan. Equity incentives granted or awarded under this plan will vest over four years. Compensation expense related to equity incentives granted to employees of NSI and other Nu Skin entities who perform services on behalf of the Company will be recognized by the Company ratably over the vesting period.

     In November 1996, the Company made stock bonus awards to certain employees of the Company for an aggregate of 109,000 shares of Class A common stock. The Company has recorded deferred compensation expense related to these stock awards and is recognizing such expense ratably over the vesting period.

     In January 1994, NSI agreed to grant one of the Company's executives an option to purchase 267,500 shares of the Company's Class A common stock which became exercisable at the date of the reorganization. The exercise price of this option was set at the estimated fair market value of this equity interest in January 1994. This executive exercised the portion of this option underlying 16,675 shares during November 1996.


10.  INCOME TAXES

     Consolidated income before provision for income taxes consists of income earned solely from international operations. The provision for current and deferred taxes for the year ended December 31, 1996 consists of the following (in thousands):

         Current
             Federal                                   $       331
             State                                             --
             Foreign                                        56,929
                                                       -----------
                                                            57,260
         Deferred
             Federal                                        (1,929)
             State                                             --
             Foreign                                        (2,398)
             Change in tax status                           (3,439)
                                                       -----------

                 Provision for income taxes            $    49,494
                                                       ===========

         As a result of the Company's reorganization described in Note 1, the Company will no longer be treated as an S corporation for U.S. Federal income tax purposes. Accordingly, the provision for income taxes for the year ended December 31, 1996 consists of the following: (1) the cumulative income tax effect from recognition of the deferred tax assets at the date of S corporation termination; (2) the provision for income taxes for the period November 20, 1996 through December 31, 1996 as a U.S. C corporation; and (3) income taxes in foreign countries for the Subsidiaries during the year.

         The provision for income taxes for the year ended September 30, 1994, for the three months ended December 31, 1994 and for the year ended December 31, 1995 primarily represent income taxes in foreign countries as U.S. Federal income taxes were levied at the stockholder level.

         The principal components of deferred tax assets were as follows (in thousands):



                                                     November 20,   December 31,
                                                        1996            1996
Deferred tax assets:
   Inventory reserve                                 $    1,455     $    1,971
   Product return reserve                                 1,183          1,562
   Depreciation                                           1,535          1,592
   Foreign tax credit                                        --          1,234
   Uniform capitalization                                   713            763
   Distributor stock options and employee stock awards       --            749
   Accrued expenses not deductible until paid             5,037          6,739
 Minimum tax credit                                          --            330
                                                     ----------     ----------
   Total deferred tax assets                         $    9,923     $   14,940
                                                     ----------     ----------

Deferred tax liabilities:
   Withholding tax                                   $    3,944     $    4,148
   Net foreign deferred tax asset                         1,021          2,572
   Exchange gains and losses                                443            399
   Other                                                     55             55
                                                     ----------     ----------
   Total deferred tax liabilities                         5,463          7,174
                                                     ----------     ----------
   Net deferred tax assets                           $    4,460     $    7,766
                                                     ==========     ==========


     Pro forma provision for income taxes

     The consolidated statements of income include a pro forma presentation for income taxes which would have been recorded if the Company had been taxed as a C corporation for all periods presented.

     A reconciliation of the Company's pro forma effective tax rate compared to the statutory U.S. Federal tax rate is as follows:


                                                 Three
                                Year Ended    Months Ended        Year Ended
                               September 30,  December 31,       December 31,
                                    1994          1994         1995        1996
                                   ------        ------       ------      -----

Income taxes at statutory rate     35.00%        35.00%       35.00%      35.00%
Foreign tax credit
     limitation (benefit)           1.97         (0.42)        2.69          --
Non-deductible expenses              .27           .11          .67         .06
Other                                 --            --           --        (.04)
                               ---------     ---------     --------   ---------

                                   37.24%        34.69%       38.36%      35.02%
                               =========     =========     ========   =========


11.  FINANCIAL INSTRUMENTS

     The Company's Subsidiaries enter into significant transactions with each other, NSI and third parties which may not be denominated in the respective Subsidiaries' functional currencies. The Company reduces its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. The Company currently does not use such financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency exposures to minimize the impact of foreign exchange fluctuations on the Company's operating results.

     At December 31, 1995, the Company held foreign currency forward contracts with notional amounts totaling $1,000,000 to hedge foreign currency items. There were no significant estimated unrealized losses on these contracts. These contracts all had maturities prior to December 31, 1996. The Company did not hold any foreign currency forward contracts at December 31, 1996.


12.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company's direct selling system. The Company is also subject to the jurisdiction of numerous foreign tax authorities. These tax authorities regulate and restrict various corporate transactions, including intercompany transfers. The Company believes that the tax authorities in Japan and South Korea are particularly active in challenging the tax structures and intercompany transfers of foreign corporations. Any assertions or determination that either the Company, NSI or any of NSI's distributors is not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company's operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company's financial position or results of operations or cash flows.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 1997.

                                  NU SKIN ASIA PACIFIC, INC.



                                  By:  /s/ Steven J. Lund
                                       Steven J. Lund
                                  Its: Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                     Title                                Date

/s/ Blake M. Roney    Chairman of the Board of Directors          March 14, 1997
Blake M. Roney

/s/ Steven J. Lund    President and Chief Executive Officer and   March 14, 1997
Steven J. Lund        Director (Principal Executive Officer)

/s/ Corey B. Lindley  Vice President of Finance (Principal        March 14, 1997
Corey B. Lindley      Financial and Accounting Officer)

/s/ Sandie N. Tillotson  Director                                 March 14, 1997
Sandie N. Tillotson

/s/ Brooke B. Roney   Director                                    March 14, 1997
Brooke B. Roney

                      Director
Kirk V. Roney

/s/ Keith R. Halls    Director                                    March 14, 1997
Keith R. Halls

/s/ Max E. Esplin     Director                                    March 14, 1997
Max E. Esplin

/s/ Max L. Pinegar    Director                                    March 14, 1997
Max L. Pinegar

/s/ E.J. "Jake" Garn  Director                                    March 14, 1997
E.J. "Jake" Garn

/s/ Paula Hawkins     Director                                    March 14, 1997
Paula Hawkins

/s/ Daniel W. Campbell  Director                                  March 14, 1997
Daniel W. Campbell


                         NU SKIN ASIA PACIFIC, INC.

                                 EXHIBITS
                                    TO
                               ANNUAL REPORT
                                    ON
                                 FORM 10-K
                             FOR THE YEAR ENDED
                             DECEMBER 31, 1996


     Exhibit
     Number       Exhibit Description

     3.1          Amended and Restated Certificate of
                  Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's
                  Registration Statement on Form S-1 (File No.
                  333-12073) (the "Form S-1").

     3.2 Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Form S-1.

     4.1          Specimen Form of Stock Certificate for Class
                  A Common Stock incorporated by reference to
                  Exhibit 4.1 to the Company's Form S-1.

     4.2 Specimen Form of Stock Certificate for Class B common Stock incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

    10.1          Form of Indemnification Agreement to be
                  entered into by and among the Company and certain of its officers and directors incorporated by reference to Exhibit 10.1 to the Company's Form S-1.

    10.2 Form of Stockholders' Agreement by and among the initial stockholders of the Company incorporated by reference to Exhibit 10.2 to the Company's Form S-1.

    10.3         Employment Contract, dated December 12,
                 1991, by and between Nu Skin Taiwan and John
                 Chou incorporated by reference to Exhibit
                 10.3 to the Company's Form S-1.

    10.4 Employment Agreement, dated May 1, 1993, by and between Nu Skin Japan and Takashi Bamba incorporated by reference to Exhibit 10.4 to the Company's Form S-1.

    10.5 Service Agreement, dated January 1, 1996, by and between Nu Skin Korea and Sung-Tae Han incorporated by reference to Exhibit 10.5 to the Company's Form S-1.

    10.6         Form of Purchase and Sale Agreement between
                 Nu Skin Hong Kong and NSI incorporated by reference to Exhibit 10.6 to the Company's
                 Form S-1.

    10.7 Form of Licensing and Sales Agreement between NSI and each Subsidiary (other than Nu Skin Korea) incorporated by reference to
                 Exhibit 10.7 to the Company's Form S-1.

    10.8         Form of Regional Distribution Agreement
                 between NSI and Nu Skin Hong Kong
                 incorporated by reference to Exhibit 10.8 to the Company's Form S-1.

    10.9 Form of Wholesale Distribution Agreement between NSI and each Subsidiary (other than Nu Skin Hong Kong incorporated by reference to Exhibit 10.9 to the Company's Form S-1.

    10.10        Form of Trademark/Tradename License
                 Agreement between NSI and each Subsidiary incorporated by reference to Exhibit 10.10 to the Company's Form S-1.

    10.11        Form of Management Services Agreement
                 between NSIMG and each subsidiary
                 incorporated by reference to Exhibit 10.11 to the Company's Form S-1.

    10.12        Form of Licensing and Sales Agreement
                 between NSI and Nu Skin Korea incorporated by reference to Exhibit 10.12 to the Company's Form S-1.

    10.13 Form of Independent Distributor Agreement by and between NSI and Independent Distributors in Hong Kong/Macau incorporated by reference to Exhibit 10.13 to the Company's Form S-1.

    10.14 Form of Independent Distributor Agreement by and between NSI and Independent Distributor Agreement by and between NSI and Independent Distributors in Japan

    10.15 Form of Independent Distributor Agreement by and between NSI and Independent Distributors in South Korea incorporated by reference to
                 Exhibit 10.15 to the Company's Form S-1.

    10.16 Form of Independent Distributor Agreement by and between NSI and Independent Distributors in Taiwan incorporated by reference to
                 Exhibit 10.16 to the Company's Form S-1.

    10.17 Nu Skin Asia Pacific, Inc. 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.17 to the Company's Form S-1.

    10.18        Form of bonus Incentive Plan for Subsidiary
                 Presidents incorporated by reference to
                 Exhibit 10.18 to the Company's Form S-1.

    10.19        Option Agreement, by and between the Company and
                 M. Truman Hunt incorporated by reference to
                 Exhibit 10.19 to the Company's Form S-1.

    10.20 Form of Mutual Indemnification Agreement by and between the Company and NSI

    10.21        Manufacturing Sublicense Agreement, dated
                 July 27, 1995, by and between NSI and Nu
                 Skin Japan incorporated by reference to
                 Exhibit 10.21 to the Company's Form S-1.

    10.22 1996 Option Agreement by and between the Company and NSI incorporated by reference to Exhibit 10.22 to the Company's Form S-1.

    10.23        Form of Addendum to Amended and Restated
                 Licensing and Sales Agreement incorporated by reference to Exhibit 10.23 to the Company's Form S-1.

    10.24 Form of Administrative Services Agreement incorporated by reference to Exhibit 10.24 to the Company's Form S-1.

    21.1         Subsidiaries of the Company

    23.1         Consent of Price Waterhouse LLP


Exhibit 21.1

                           List of Subsidiaries

NU SKIN JAPAN COMPANY, LIMITED - a domesticated Delaware corporation with dual residence in the United States and Japan.

NU SKIN TAIWAN, INC. - a Utah corporation operating in Taiwan through a branch.

NU SKIN KOREA, INC. - a domesticated Delaware corporation with dual residence in the United States and South Korea.

NU SKIN PERSONAL CARE (THAILAND) LIMITED - a domesticated Delaware corporation with dual residence in the United States and Thailand.

NU SKIN PHILIPPINES, INC. - a Delaware corporation operating in the Philippines through a branch.


Exhibit 23.1

                  CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the inclusion in the Rule 415 Prospectus, dated
December 12, 1996, constituting part of the Registration Statement of Nu Skin Asia Pacific, Inc., declared effective on November 21, 1996, of our report dated February 19, 1997 appearing on page F-2 of this Form 10-K.

/s/ Price Waterhouse LLP
Price Waterhouse LLP
Salt Lake City, Utah
March 17, 1997