Form 10-Q
period 1997-03-31
NU SKIN ASIA PACIFIC INC
filed 1997-05-13
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

                      FOR QUARTERLY AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
					     ----      -----

     As of April 15, 1997, 11,723,011 shares of the Company's Class A Common Stock, $.001 par value per share, 71,696,675 shares of the Company's Class B Common Stock, $.001 par value per share, and no shares of the Company's Preferred Stock, $.001 par value per share, were outstanding.

                           NU SKIN ASIA PACIFIC, INC.

                 1997 FORM 10-Q QUARTERLY REPORT - FIRST QUARTER

                                TABLE OF CONTENTS

                                                               Page

PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS:
             CONSOLIDATED BALANCE SHEETS.........................2
             CONSOLIDATED STATEMENTS OF INCOME...................3
             CONSOLIDATED STATEMENTS OF CASH FLOWS...............4
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........5
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................7


PART II. OTHER INFORMATION
  ITEM 1.   LEGAL PROCEEDINGS....................................10
  ITEM 2.   CHANGES IN SECURITIES................................10
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES......................10
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..10
  ITEM 5.   OTHER INFORMATION....................................10
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................10
  SIGNATURES.....................................................12


                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Nu Skin Asia Pacific, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)



                                                                 December
                                                      March 31,     31,
                                                        1997       1996
						     ---------   --------
ASSETS
Current assets
     Cash and cash equivalents ....................  $196,798    $207,106
     Accounts receivable ..........................    11,600       8,937
     Related parties receivable ...................     7,669       7,974
     Inventories, net .............................    54,749      44,860
     Prepaid expenses and other ...................    19,200      11,281
                                                     --------    --------
                                                      290,016     280,158

Property and equipment, net .......................     8,725       8,884
Other assets, net .................................    43,337      42,673
                                                     --------    --------
         Total assets .............................  $342,078    $331,715
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable .............................   $ 7,211     $ 6,592
     Accrued expenses .............................    53,347      79,518
     Related parties payable ......................    70,035      46,326
     Notes payable to stockholders ................    71,487      71,487
     Note payable to NSI, current portion .........    10,000      10,000
                                                     --------    --------
                                                      212,080     213,923
                                                     --------    --------
  Note payable to NSI, less current portion ....         --        10,000
                                                     --------    --------
  Commitments and contingencies

Stockholders' equity
     Preferred stock - 25,000,000 shares
         authorized $.001 par value, no shares
         issued and outstanding ...................        --          --
     Class A common stock - 500,000,000 shares
         authorized, $.001 par value, 11,723,011
         shares issued and outstanding ............        12          12
     Class B common stock - 100,000,000 shares
         authorized, $.001 par value, 71,696,675
         shares issued and outstanding ............        72          72
     Additional paid-in capital ...................   137,876     137,876
     Cumulative foreign currency translation
         adjustment ...............................    (9,023)     (5,963)
     Retained earnings ............................    31,981      11,493
     Deferred compensation ........................   (17,781)    (22,559)
     Note receivable from NSI .....................   (13,139)    (13,139)
                                                      --------    --------
                                                      129,998     107,792
                                                      --------    --------
       Total liabilities and stockholders' equity... $342,078    $331,715
                                                     ========    ========


The accompanying notes are an integral part of these consolidated financial statements.


Nu Skin Asia Pacific, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

                                                     Three    Three
                                                     Months   Months
                                                     Ended    Ended
                                                     March    March
                                                      31,      31,
                                                     1997     1996
                                                    -------   -------

Revenue .........................................  $210,994  $124,185

Cost of sales ...................................    60,741    34,815
                                                    -------   -------
Gross profit ....................................   150,253    89,370
                                                    -------   -------
Operating expenses
     Distributor incentives .....................    80,543    46,181
     Selling, general and administrative ........    34,483    20,027
     Distributor stock expense ..................     4,477      --
						    --------  -------
Total operating expenses ........................   119,503    66,208
                                                    -------   -------
Operating income ................................    30,750    23,162

Other income (expense), net .....................     1,770       274
                                                    -------   -------
Income before provision for income
taxes ...........................................    32,520    23,436

Provision for income taxes (Note 2) .............    12,032     8,686
                                                    -------   -------
Net income ......................................   $20,488   $14,750
                                                    =======   =======
Net income per share (Note 3) ...................   $   .24   $   .18
                                                    =======   =======
Weighted average common shares
outstanding .....................................    85,416    80,518
                                                    =======   =======

Pro forma data:
     Income before pro forma provision
       for income taxes .........................   	      $23,436
     Pro forma provision for income
       taxes (Note 2) ...........................   	      $ 8,207
                                                    	      -------
     Income after pro forma provision
       for income taxes .........................  	      $15,229
						              =======
     Pro forma net income per share (Note 3)                  $   .19
                                                              =======



The accompanying notes are an integral part of these consolidated financial statements.


Nu Skin Asia Pacific, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                        Three        Three
                                                        Months       Months
                                                        Ended        Ended
                                                        March        March
                                                         31,          31,
                                                        1997         1996
                                                      --------      --------
Cash flows from operating activities:
Net income .........................................    $20,488     $14,750
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ...................      1,099         334
   Amortization of deferred compensation ...........      4,778        --
   Changes in operating assets and liabilities:
         Accounts receivable .......................     (2,663)     (1,027)
         Related parties receivable ................        305       1,331
         Inventories, net ..........................     (9,889)     (2,163)
         Prepaid expenses and other ................     (7,919)        958
         Other assets ..............................     (1,040)        101
         Accounts payable ..........................        619      (1,769)
         Accrued expenses ..........................    (26,171)      8,579
         Related parties payable ...................     23,709      (6,057)
                                                       --------    --------
   Net cash provided by operating activities .......      3,316      15,037
                                                       --------    --------
Cash flows from investing activities:
Purchase of property and equipment .................     (1,122)     (1,038)
Payment to NSI for distribution rights .............    (10,000)       --
Payments for lease deposits ........................        (58)       --
Receipt of refundable lease deposits ...............        122        --
						       --------    --------
   Net cash used in investing activities ...........    (11,058)     (1,038)
                                                       --------    --------
Cash flows from financing activities:
Dividends paid .....................................       --        (9,500)
						       --------    --------
   Net cash provided by (used in)
     financing activities ..........................       --        (9,500)
                                                       --------    --------
Effect of exchange rate changes on cash ............     (2,566)        144
                                                       --------    --------
Net increase (decrease) in cash
  and cash equivalents .............................    (10,308)      4,643

Cash and cash equivalents, beginning of period .....    207,106      63,213
                                                       --------    --------

Cash and cash equivalents, end of period ...........   $196,798    $ 67,856
                                                       ========    ========
Supplemental cash flow information:
Interest paid ......................................   $   --      $     23
                                                       ========    ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.



Nu Skin Asia Pacific, Inc.
Notes to Consolidated Financial Statements


1.       THE COMPANY

          Nu Skin Asia Pacific, Inc. (the "Company") is a network marketing company involved in the distribution and sale of premium quality, innovative personal care and nutritional products. The Company is the exclusive distribution vehicle for Nu Skin International, Inc. ("NSI") in the countries of Japan, Taiwan, Hong Kong (including Macau), South Korea and Thailand, where the Company currently has operations (collectively referred to as the "Subsidiaries"), and in Indonesia, Malaysia, the Philippines, the PRC, Singapore and Vietnam, where operations have not yet commenced. Additionally, the Company sells products to NSI affiliates in Australia and New Zealand.

          The Company was incorporated on September 4, 1996. It was formed as a holding company and acquired the Subsidiaries through a reorganization which occurred on November 20, 1996. Prior to the reorganization, each of the Subsidiaries elected to be treated as an S corporation. In connection with the reorganization, the Subsidiaries' S corporation status was terminated on November 19, 1996, and the Company declared a distribution to the stockholders that included all of the Subsidiaries' previously earned and undistributed taxable S corporation earnings totaling $86.5 million (the "S Distribution Notes").

          On November 27, 1996 the Company completed its initial public offerings of 4,750,000 shares of Class A common stock and received net proceeds of $98.8 million (the "Offerings").

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 1997 and 1996 and for the three months ended March 31, 1997 and 1996. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


2.       INCOME TAXES

          As a result of the Company's reorganization described in Note 1, the Company is no longer treated as an S corporation for U.S. Federal income tax purposes. The provision for income taxes for the three months ended March 31, 1996 primarily represents income taxes in foreign countries as U.S. Federal income taxes were levied at the stockholder level. The consolidated statements of income include a pro forma presentation for income taxes which would have been recorded if the Company had been taxed as a C corporation rather than as an S corporation for the three months ended March 31, 1996.


3.       NET INCOME PER SHARE

          Net income per share is computed based on the weighted average number of common shares and common share equivalents outstanding during the periods presented assuming that the Company's reorganization and the resultant issuance of 80.3 million shares of Class B common stock occurred as of January 1, 1996.


4.       NEW ACCOUNTING STANDARDS

          The Company is required to adopt Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, during the fourth quarter of 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The Company does not believe that the adoption of SFAS 128 will have a material effect on the Company's method of calculation or display of earnings per share amounts.


5.       SUBSEQUENT EVENTS

          On April 4, 1997, the Company paid the balance on the notes payable to stockholders of $71,487,000 with the related accrued interest expense of $1,637,000. As described in Note 1, these notes originated in connection with the reorganization in which the Subsidiaries' S corporation status was terminated and the Company declared a distribution to the stockholders that included all of the Subsidiaries' previously earned and undistributed taxable S corporation earnings totaling $86.5 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 compared to 1996

     Revenue increased 70% to $211.0 million from $124.2 million for the three months ended March 31, 1997 compared with the same period in 1996. This increase is primarily attributable to several factors. First, revenue in Japan increased by $41.3 million, or 55%. This increase in revenue was primarily a result of continued growth of the IDN product line as well as increased sales following a distributor convention held in the first quarter of 1997. Second, revenue in Taiwan increased by $13.9 million, or 43%, primarily as a result of growth in IDN sales following the late 1996 introduction of LifePak. Third, revenue in South Korea increased by $28.9 million, primarily as a result of a full quarter of operations in 1997 as compared to a partial quarter in 1996 following the February opening. Fourth, the opening of Thailand in the first quarter of 1997 resulted in an additional $2.7 million in revenue. Revenue in Hong Kong remained constant at $4.2 million.

     Gross profit as a percentage of revenue was 71.2% and 72.0% for the three months ended March 31, 1997 and 1996, respectively. This decrease reflected the strengthening of the U.S. dollar and the commencement of operations in South Korea in 1996. The Company purchases goods in U.S. dollars and recognizes revenue in local currency and is consequently subjected to exchange rate risks in its gross margins. The full quarter of operations in South Korea in 1997 also impacted gross profit as a percentage of revenue due to South Korean regulations which result in higher prices on imported products as compared to other markets.

     Distributor incentives as a percentage of revenue increased to 38.2% for the three months ended March 31, 1997 from 37.2% for the three months ended March 31, 1996. The primary reasons for this increase were a more developed distributor network in Korea in 1997 along with sales of a smaller percentage of non- commissionable items throughout the Company in 1997.

     Selling, general and administrative expenses as a percentage of revenue increased to 16.3% for the three months ended March 31, 1997 from 16.1% for the three months ended March 31, 1996. This increase was primarily due to increased promotion expenses of approximately $2 million resulting from the first quarter distributor conventions and was offset somewhat by economies of scale gained as the Company's revenue increased.

     Distributor stock expense of $4.5 million reflects the one-time grant of the distributor stock options at an exercise price of 25% of the initial public offering price in connection with the Offerings completed on November 27, 1996. This non-cash expense is non-recurring and will be recorded each quarter in 1997.

     Operating income increased 33% to $30.8 million from $23.2 million for the three months ended March 31, 1997 compared with the same period in 1996. This increase was caused primarily by an increase in revenue. Operating margin decreased from 18.7% to 14.6% for the three months ended March 31, 1997 compared with the same period in 1996. This margin decrease was caused primarily by the distributor stock expense, increased distributor incentives and lower gross margins.

     Other income increased by $1.5 million for the three months ended March 31, 1997 compared with the same period in 1996. The increase was primarily caused by an increase in interest income generated through the short-term investment of cash, along with approximately $.5 million of exchange gains resulting from forward exchange contracts.

     Provision for income taxes increased to $12.0 million from $8.7 million for the three months ended March 31, 1997 compared with the same period in 1996 due to increased income. The effective tax rate was 37.0% for the three months ended March 31, 1997 and 1996.

     Net income increased by $5.7 million to $20.5 million from $14.8 million for the three months ended March 31, 1997 compared with the same period in 1996 due primarily to increased revenue. Net income as a percentage of revenue decreased to 9.7% for the three months ended March 31, 1997 as compared to 11.9% for the same period in 1996 due to the reduction in operating margin.

Liquidity and Capital Resources

     The Company underwent a reorganization and the Offerings in November 1996. During the Offerings, the Company raised $98.8 million in net proceeds. As of the date of the reorganization, the aggregate undistributed taxable S corporation earnings of the Subsidiaries were $86.5 million. The Subsidiaries' earned and undistributed S corporation earnings through the date of termination of the Subsidiaries' S corporation status were distributed in the form of the S Distribution Notes, promissory notes bearing interest at 6.0% per annum. From the proceeds of the Offerings, $15.0 million was used to pay a portion of the S Distribution Notes, leaving an unpaid S Distribution Note balance of $71.5 million at March 31, 1997.

     In November 1996, the Company purchased from NSI the distribution rights to seven new markets in the region. These markets include Thailand, where operations commenced in March 1997, and Indonesia, Malaysia, the Philippines, the PRC, Singapore and Vietnam, where operations have not yet commenced. These rights were purchased for $25.0 million of which $5.0 million was paid from the proceeds of the Offerings. During the three months ended March 31, 1997 an additional $10.0 million was paid. At March 31, 1997, the Company had a $10.0 million short term obligation, due January 15, 1998, related to the purchase of these rights. Interest accrues at a rate of 6.0% per annum on amounts due under these obligations.

     The remaining $78.8 million in net proceeds from the Offerings are to be used for new market development, introducing new products, enhancing the Company's technological infrastructure, establishing additional office and distribution centers and for other general corporate purposes. Management anticipates using the remaining net proceeds of the Offerings within the next three years.

     The Company generates significant cash flow from operations due to its significant growth, high margins and minimal capital requirements. Additionally, the Company does not extend credit to distributors, but requires payment prior to shipping products. This process eliminates the need for accounts receivable from distributors. During the three months ended March 31, 1997, the Company generated $3.3 million from operations compared to $15.0 million during the three months ended March 31, 1996. This decrease in cash flows from operations is primarily due to the build up of inventories to support future market demands and the payment of income taxes during the first quarter of 1997.

     As of March 31, 1997, working capital was $77.9 million compared to $66.2 million as of December 31, 1996. Cash and cash equivalents at March 31, 1997 were $196.8 million compared to $207.1 million at December 31, 1996.

     Historically, the Company's principal need for funds has been for distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of new markets. The Company has generally relied entirely on cash flow from operations to meet its business objectives without incurring long term debt to unrelated third parties.

     Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $1.1 million and $1.0 million for the three months ended March 31, 1997 and 1996, respectively. In addition, the Company anticipates capital expenditures through 1998 of an additional $23.9 million to further enhance its infrastructure, including computer systems and software, warehousing facilities and walk-in distributor centers in order to accommodate future growth.

     As a part of the Company's and NSI's strategy to motivate distributors with equity incentives, the Company sold to NSI an option to purchase 1.6 million shares of the Company's Class A Common Stock. NSI purchased the option with a $13.1 million 10-year note payable to the Company bearing interest at 6.0% per annum. It is anticipated that the note will be repaid as distributors begin to exercise their options beginning in 1998.

     Under its operating agreements with NSI, the Company incurs related party payables. The Company had related party payables of $70.0 million and $46.3 million at March 31, 1997 and December 31, 1996, respectively. In addition, the Company had related party receivables of $7.7 million and $8.0 million, respectively, at those dates. Related party balances outstanding in excess of 60 days bear interest at a rate of 2% above the U.S. prime rate. As of March 31, 1997, no material related party payables or receivables had been outstanding for more than 60 days.

     Management considers the Company to be liquid and able to meet its obligations on both a short and long-term basis. Management believes existing cash balances together with future cash flows from operations will be adequate to fund cash needs relating to the implementation of the Company's strategic plans, including opening new markets, funding the payment of the S Distribution Notes and the note payable to NSI related to the purchase of the distribution rights.

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

     Following are the weighted average currency exchange rates of $1 into local currency for each of the Company's markets for the quarters listed:




                                               1995                                1996                      1997
                              ------------------------------------   -----------------------------------    -------
                               1st        2nd      3rd      4th       1st       2nd       3rd      4th       1st
                              Quarter   Quarter   Quarter  Quarter   Quarter   Quarter   Quarter  Quarter   Quarter
                              -------   -------   -------  -------   -------   -------   ------   -------   -------

Japan(1) ...................    96.2      84.4      94.2     101.5     105.8    107.5     109.0     112.9    121.4
Taiwan .....................    26.2      25.6      27.0      27.2      27.4     27.4      27.5      27.5     27.5
Hong Kong ..................     7.7       7.7       7.7       7.7       7.7      7.7       7.7       7.7      7.7
South Korea(1) .............   786.9     763.1     765.6     769.1     782.6    786.5     815.5     829.4    863.9
Thailand ...................    24.9      24.6      24.9      25.1      25.2     25.3      25.3      25.5     26.0


------------

      (1) Between December 31, 1996 and April 15, 1997, the exchange rates of $1 into Japanese yen and South Korean won achieved highs of 126.84 yen and 899.0 won, respectively. Since January 1, 1992, the highest and lowest exchange rates for the Japanese yen have been 134.82 and 80.63, respectively, and for the South Korean won have been 899.0 and 755.8, respectively.

Outlook

     Management believes that implementation of its business strategies will lead to continued growth in local currency revenue. However, revenue in South Korea is expected to stabilize during 1997 while the local distributor leadership develops and the global distributor leadership focuses attention on the Thailand market opening, as well as their own local markets. The productivity of operations in Thailand is difficult to assess because operations commenced in March 1997.

     Concern over the strengthening of the U.S. dollar in South Korea and Japan are important issues for management in 1997 and will most likely have a negative impact on the Company's gross margins and reported U.S. dollar revenue and operating results. Announced 5-9% price increases in Japan, Hong Kong and South Korea may partially offset these negative effects, but the Company anticipates a modest decrease in gross margins during 1997 as well as reduced revenue and income growth rates due to anticipated weaker currencies in these markets.
In addition, the Company will incur additional selling, general and administrative expenses in 1997, compared to 1996 because of the regulatory compliance costs associated with a full year's operations as a public company. Management currently anticipates that the distributor equity program may heighten distributor enthusiasm in 1997 and that the distributor stock expense of $18.0 million in 1997 will not continue thereafter.

     The statements made above in this Outlook section are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from the those discussed or anticipated. Factors that might cause such differences include, but are not limited to, risks and uncertainties associated with management of the Company's growth, the Company's dependence on independent distributors and the effects on distributors of the NSI distributor equity program, potential adverse effects of the Company's planned price increases on sales and distributor growth, the Company's planned expansion into new markets and the introduction of new products in the Company's existing markets, fluctuations in foreign currency values relative to the U.S. Dollar, and risks inherent in the importation, regulation and sale of products in the Company's markets. For a more detailed discussion of these and other risks please refer to the documents filed by the Company with the Securities and Exchange Commission, specifically the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


                           PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

     The Company is not a party to any litigation or other legal proceedings or investigations which is expected to have a material adverse effect on its financial condition or results of operations, nor are any such proceedings known to be contemplated.


ITEM 2.        CHANGES IN SECURITIES

     None.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the first quarter ended March 31, 1997.


ITEM 5.        OTHER INFORMATION

     As disclosed in the Company's Prospectus dated December 12, 1996, the availability of distributor options in each country in which NSI distributors reside is entirely dependent upon and subject to NSI's ability to secure all necessary regulatory approvals, qualifications or exemptions in each such country. As of the date of this filing, NSI has been unable to secure necessary legal approvals to implement its distributor option plan in South Korea.
In addition, as required by Japanese law, the terms "commissions" or "compensation" for purposes of calculating weighted individual compensation and weighted total compensation in the formula used to determine allocations of distributor options, shall not include rebates paid on personal sales efforts (Personal Sales Incentive Rebates or PSIR) or commissions paid on personal sales volume as part of the Executive Fountain Bonus. This represents a minor modification in the distributor option allocation formula as applied in Japan. The distributor stock option plan as implemented in the Netherlands and Hong Kong, has been changed to provide that vested distributor options will be exercisable for 90 days following December 31, 1997 provided a Netherlands or Hong Kong distributor holding such options maintains an Executive Pin Level of Gold or higher until the date of exercise.

April 30, 1997 Press Release

     On April 30, 1997, the Company issued a press release summarizing the financial information presented in this Quarterly Report on Form 10-Q.

     The Company also included in the press release a table showing distributor growth by market, as set forth below.



                           Nu Skin Asia Pacific, Inc.
                          Distributor Growth by Market

                 As of March 31, 1997   As of March 31, 1996     % Increase
                   Active  Executive     Active   Executive   Active   Executive

Japan ..........  229,000   12,535      166,000     6,252     38.0 %    100.0 %
Taiwan .........   85,000    5,251       84,000     3,579      1.2 %     46.7 %
South Korea ....   57,000    5,112       30,000       --      90.0 %     --
Thailand .......   19,000     --           --         --
Hong Kong ......   14,000      551       13,000       492      7.7%      12.0 %
		  -------   ------      -------    ------
Total ..........  404,000   23,449      293,000    10,323     37.9 %    127.2 %
		  =======   ======      =======    ======


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  10.1   Wholesale Distribution Agreement between Nu Skin
            Personal Care (Thailand), Ltd. and Nu Skin Hong Kong,
            Inc. dated March 12, 1997.

     10.2 Management Services Agreement between Nu Skin International Management Group, Inc. and Nu Skin Personal Care (Thailand), Ltd. dated March 12, 1997.

     10.3 Trademark/Tradename Licensing Agreement between Nu Skin International, Inc. and Nu Skin Personal Care (Thailand), Ltd. dated March 12, 1997.

     10.4 Licensing and Sales Agreement between Nu Skin International, Inc. and Nu Skin Personal Care (Thailand), Ltd. dated
            March 12, 1997.

     27     Financial Data Schedule

     (b) On January 27, 1997, the Company filed a Current Report on Form 8-K dated January 13, 1997 relating to the issuance of 8,011 shares of Class A Common Stock pursuant to Regulation S under the Securities Act of 1933, as amended. On March 12, 1997, the Company filed a Current Report on Form 8-K dated February 2, 1997 relating to certain press releases issued by the Company, including announcements regarding the operating results for the Company for the quarter December 31, 1996, the announcement of the opening of Thailand and the appointment of three new outside directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May, 1997.

                        NU SKIN ASIA PACIFIC, INC.



                        By:  /s/ Corey B. Lindley
                             Corey B. Lindley
                        Its: Vice President of Finance (Principal
                             Financial and Accounting Officer)