Form 10-K/A
period 1996-12-31
NU SKIN ASIA PACIFIC INC
filed 1997-05-23
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                        Commission file number 001-12421


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


                                (Title of Class)


                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
					      ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 3, 1997, the aggregate market value of the voting stock held by non-affiliates of the Company was $770,535,365 (includes 10,473,011 shares of Class A Common Stock and 16,097,174 shares of Class B Common Stock held by non-affiliates of the Company). For purposes of calculating the aggregate market value of the voting stock held by non-affiliates, the shares of Class B Common Stock included in such calculation were valued at the closing price of the Company's Class A Common Stock on March 3, 1997. The Company's Class B Common Stock is convertible at any time into shares of Class A Common Stock on a 1-for-1 basis.

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



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed previously as part of the Form 10-K of Nu Skin Asia Pacific, Inc. filed March 18, 1997:

1.   Financial Statements (pursuant to Part II, Item 8)

     Report of Independent Accountants...............................F-2

     Consolidated Balance Sheets at December 31, 1995 and 1996 ......F-3

     Consolidated Statements of Income for the year ended
         September 30, 1994, the three months ended
         December 31, 1994 and the years ended
         December 31, 1995 and 1996..................................F-4

     Consolidated Statements of Stockholders' Equity for the
         year ended September 30, 1994, the three months
         ended December 31, 1994 and the years ended
         December 31, 1995 and 1996..................................F-5

     Consolidated Statements of Cash Flows for the
         year ended September 30, 1994, the three months
         ended December 31, 1994 and the years ended
         December 31, 1995 and 1996..................................F-6

     Notes to Consolidated Financial Statements......................F-7

2. Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

3. Exhibits: Except for Exhibit 27 which is added as the amended portion of this
   Item 14(a)3, the following Exhibits were previously filed with the Form 10-K of Nu Skin Asia Pacific, Inc. filed March 18, 1997:

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

 27           Financial Data Schedule

(b) On December 10, 1996, the Company filed a Current Report on
    Form 8-K to report the sale of equity securities pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

(c) The exhibits required by Item 601 of Regulation S-K are set forth in (a)3 above.

(d) The financial statement schedules required by Regulation S-K are set forth in (a)2 above.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 1997.

                              NU SKIN ASIA PACIFIC, INC.



                             By: /s/ Corey B. Lindley
                                 Corey B. Lindley
                             Its:  Vice President of Finance (Principal
                                   Financial and Accounting Officer)