Form 10-Q
period 1997-06-30
NU SKIN ASIA PACIFIC INC
filed 1997-08-19
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

                      FOR QUARTERLY AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    As of July 15, 1997, 11,723,011 shares of the Company's Class A Common Stock, $.001 par value per share, 71,696,675 shares of the Company's Class B Common Stock, $.001 par value per share, and no shares of the Company's Preferred Stock, $.001 par value per share, were outstanding.



                           NU SKIN ASIA PACIFIC, INC.

                1997 FORM 10-Q QUARTERLY REPORT - SECOND QUARTER

                                TABLE OF CONTENTS


                                                                            Page

PART I. FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS:
                   CONSOLIDATED BALANCE SHEETS.................................2
                   CONSOLIDATED STATEMENTS OF INCOME...........................3
                   CONSOLIDATED STATEMENTS OF CASH FLOWS.......................4
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................5
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.............................7


PART II. OTHER INFORMATION
    ITEM 1.  LEGAL PROCEEDINGS................................................10
    ITEM 2.  CHANGES IN SECURITIES............................................10
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................11
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............11
    ITEM 5.  OTHER INFORMATION................................................11
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................12
    SIGNATURES................................................................13



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Nu Skin Asia Pacific, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)
--------------------------------------------------------------------------------

                                                      June 30,      December 31,
                                                        1997            1996
ASSETS
Current assets
  Cash and cash equivalents                          $ 151,375       $ 207,106
  Accounts receivable                                    9,407           8,937
  Related parties receivable                             5,785           7,974
  Inventories, net                                      58,077          44,860
  Prepaid expenses and other                            28,892          11,281
                                                     ---------       ---------
                                                       253,536         280,158

Property and equipment, net                              9,679           8,884
Other assets, net                                       43,592          42,673
                                                     ---------       ---------
    Total assets                                     $ 306,807       $ 331,715
                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                   $   6,705       $   6,592
  Accrued expenses                                      67,451          79,518
  Related parties payable                               61,405          46,326
  Notes payable to stockholders                             --          71,487
  Note payable to NSI, current portion                  10,000          10,000
                                                     ---------       ---------
                                                       145,561         213,923
                                                     ---------       ---------
Note payable to NSI, less current portion                   --          10,000
                                                     ---------       ---------
Commitments and contingencies

Stockholders' equity
  Preferred stock - 25,000,000 shares authorized,
    $.001 par value, no shares issued and
    outstanding                                             --              --
  Class A common stock - 500,000,000 shares
    authorized, $.001 par value, 11,723,011 shares
    issued and outstanding                                  12              12
  Class B common stock - 100,000,000 shares
    authorized, $.001 par value, 71,696,675 shares
    issued and outstanding                                  72              72
  Additional paid-in capital                           137,876         137,876
  Cumulative foreign currency translation adjustment    (5,857)         (5,963)
  Retained earnings                                     55,287          11,493
  Deferred compensation                                (13,005)        (22,559)
  Note receivable from NSI                             (13,139)        (13,139)
                                                     ---------       ---------
                                                       161,246         107,792
                                                     ---------       ---------
    Total liabilities and stockholders' equity       $ 306,807       $ 331,715
                                                     =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



Nu Skin Asia Pacific, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)
--------------------------------------------------------------------------------



                                           Three     Three      Six       Six
                                           Months    Months    Months    Months
                                           Ended     Ended     Ended     Ended
                                          June 30,  June 30,  June 30,  June 30,
                                            1997      1996      1997      1996

Revenue                                   $230,016  $163,526  $441,010  $287,711

Cost of sales                               65,458    46,148   126,199    80,963
                                          --------  --------  --------  --------

Gross profit                               164,558   117,378   314,811   206,748
                                          --------  --------  --------  --------

Operating expenses
  Distributor incentives                    88,589    60,909   169,132   107,090
  Selling, general and administrative       33,255    24,524    67,738    44,551
  Distributor stock expense                  4,477        --     8,954        --
                                          --------  --------  --------  --------

Total operating expenses                   126,321    85,433   245,824   151,641
                                          --------  --------  --------  --------

Operating income                            38,237    31,945    68,987    55,107

Other income (expense), net                 (1,243)      343       527       617
                                          --------  --------  --------  --------

Income before provision for income taxes    36,994    32,288    69,514    55,724

Provision for income taxes (Note 3)         13,688    11,905    25,720    20,591
                                          --------  --------  --------  --------

Net income                                $ 23,306  $ 20,383  $ 43,794  $ 35,133
                                          ========  ========  ========  ========

Net income per share (Note 4)             $    .27  $    .25  $    .51  $    .44
                                          ========  ========  ========  ========

Weighted average common shares outstanding  85,426    80,518    85,421    80,518
                                          ========  ========  ========  ========



Pro forma data:
  Income before pro forma provision for
    income taxes                                    $ 32,288            $ 55,724
  Pro forma provision for income taxes
    (Note 3)                                          11,307              19,514
                                                    --------            --------
  Income after pro forma provision for
    income taxes                                    $ 20,981            $ 36,210
                                                    ========            ========
Pro forma net income per share (Note 4)             $    .26            $    .45
                                                    ========            ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



Nu Skin Asia Pacific, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
--------------------------------------------------------------------------------

                                                     Six                Six
                                                 Months Ended       Months Ended
                                                   June 30,           June 30,
                                                     1997               1996
Cash flows from operating activities:
Net income                                        $  43,794          $  35,133
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                     2,300              1,285
    Amortization of deferred compensation             9,554                 --
    Changes in operating assets and liabilities:
      Accounts receivable                              (470)            (1,657)
      Related parties receivable                      2,189             (8,152)
      Inventories, net                              (13,217)            (5,721)
      Prepaid expenses and other                    (17,611)               (39)
      Other assets                                   (1,506)            (1,432)
      Accounts payable                                  113              3,706
      Accrued expenses                              (12,067)            16,359
      Related parties payable                        15,079             (7,716)
                                                  ---------          ---------

    Net cash provided by operating activities        28,158             31,766
                                                  ---------          ---------
Cash flows from investing activities:
Purchase of property and equipment                   (2,477)            (2,859)
Payment to NSI for distribution rights              (10,000)                --
Payments for lease deposits                            (167)                --
Receipt of refundable lease deposits                    129                  5
                                                  ---------          ---------

    Net cash used in investing activities           (12,515)            (2,854)
                                                  ---------          ---------
Cash flows from financing activities:
Payments to stockholders for S distribution
  notes (Note 2)                                    (71,487)                --
Dividends paid                                           --            (40,179)
                                                  ---------          ---------
    Net cash provided by (used in) financing
      activities                                    (71,487)           (40,179)
                                                  ---------          ---------

Effect of exchange rate changes on cash                 113               (482)
                                                  ---------          ---------
Net increase (decrease) in cash and cash
  equivalents                                       (55,731)           (11,749)

Cash and cash equivalents, beginning of period      207,106             63,213
                                                  ---------          ---------

Cash and cash equivalents, end of period          $ 151,375          $  51,464
                                                  =========          =========
Supplemental cash flow information:

Interest paid                                     $      --          $      24
                                                  =========          =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



Nu Skin Asia Pacific, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10- 01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 1997 and 1996 and for the three and six-month periods ended June 30, 1997 and 1996. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   RELATED PARTY TRANSACTION

     On April 4, 1997, the Company paid the balance due on the S Distribution Notes of $71.5 million with the related accrued interest expense of $1.6 million. As described in Note 1, these notes originated in connection with the reorganization in which the Subsidiaries' S corporation status was terminated and the Company declared a distribution to the stockholders that included all of the Subsidiaries' previously earned and undistributed taxable S corporation earnings totaling $86.5 million.

3.   INCOME TAXES

     As a result of the Company's reorganization described in Note 1, the Company is no longer treated as an S corporation for U.S. Federal income tax purposes. The provision for income taxes for the three and six-month periods ended June 30, 1996 primarily represents income taxes in foreign countries as U.S. Federal income taxes were levied at the stockholder level. The consolidated statements of income include a pro forma presentation for income taxes which would have been recorded if the Company had been taxed as a C corporation rather than as an S corporation for the three and six-month periods ended June 30, 1996.

4.   NET INCOME PER SHARE

     Net income per share is computed based on the weighted average number of common shares and common share equivalents outstanding during the periods presented assuming that the Company's reorganization and the resultant issuance of 80.3 million shares of Class B common stock occurred as of January 1, 1996.

5.   FINANCIAL INSTRUMENTS

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

     At June 30, 1997 the Company held foreign currency forward contracts with notional amounts totaling approximately $51 million to hedge foreign currency items. The unrealized losses on these contracts were $1.4 million and $0.9 million for the three and six-month periods ended June 30, 1997, respectively. These contracts have maturities through May 1998.

6.   NEW ACCOUNTING STANDARDS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 Compared to 1996

     Revenue increased 41% and 53% to $230.0 million and $441.0 million from $163.5 million and $287.7 million for the three and six-month periods ended June 30, 1997, respectively, compared with the same periods in 1996. This increase is primarily attributable to several factors. First, revenue in Japan increased by $53.6 million and $94.9 million, or 59% and 57%, for the three and six-month periods ended June 30, 1997, respectively, compared with the same periods in 1996. This increase in revenue was primarily a result of continued growth of the IDN product line as well as increased sales following a distributor convention held in the first quarter of 1997. Second, revenue in Taiwan increased by $9.8 million and $23.8 million, or 28% and 35%, for the three and six-month periods ended June 30, 1997, respectively, compared with the same periods in 1996, primarily as a result of growth in IDN sales following the late 1996 introduction of LifePak. Third, the opening of Thailand in the first quarter of 1997 resulted in an additional $10.6 million and $13.4 million in revenue for the three and six-month periods ended June 30, 1997, respectively. Fourth, revenue in Hong Kong increased by $1.7 million and $1.6 million for the three and six-month periods ended June 30, 1997, respectively, compared with the same periods in 1996. The increase in revenue for the three months ended June 30, 1997 was partially offset by the decrease in South Korea revenue of $9.2 million due to a typical new market revenue cycle compounded by slowing economic growth in South Korea and unfavorable media and consumer group attention toward foreign direct selling companies. However, for the six months ended June 30, 1997, South Korea revenue increased $19.6 million, or 45% due to the Company's February 1996 opening in South Korea resulting in a shorter comparative period.

     Gross profit as a percentage of revenue was 71.5% and 71.8% for the three months ended June 30, 1997 and 1996, respectively, and was 71.4% and 71.9% for the six months ended June 30, 1997 and 1996, respectively. This decrease reflected the strengthening of the U.S. dollar and the commencement of operations in South Korea in 1996. The Company purchases goods in U.S. dollars and recognizes revenue in local currency and is consequently subjected to exchange rate risks in its gross margins. The full quarter of operations in South Korea in 1997 also impacted gross profit as a percentage of revenue due to South Korean regulations which result in higher prices on imported products as compared to other markets.

     Distributor incentives as a percentage of revenue increased to 38.5% and 38.4% for the three and six-month periods ended June 30, 1997 from 37.3% and 37.2%, respectively, compared with the same periods in 1996. The primary reasons for this increase were a more developed distributor network in Korea in 1997; where commissions are capped at 35% of revenues, along with the sales of a smaller percentage of non-commissionable items throughout the Company in 1997.

     Selling, general and administrative expenses as a percentage of revenue decreased to 14.5% and 15.4% for the three and six-month periods ended June 30, 1997 from 15.0% and 15.5%, respectively, compared with the same periods in 1996. This decrease was primarily due to economies of scale gained as the Company's revenue increased and was offset somewhat by increased promotion expenses of approximately $2 million resulting from the first quarter distributor conventions.

     Distributor stock expense of $4.5 million and $9.0 million for the three and six-month periods ended June 30, 1997, respectively, reflects the one-time grant of the distributor stock options at an exercise price of 25% of the initial public offering price in connection with the Offerings completed on November 27, 1996. This non-cash expense is non-recurring and will be recorded each quarter in 1997.

     Operating income increased 20% and 25% to $38.2 million and $69.0 million from $31.9 million and $55.1 million for the three and six-month periods ended June 30, 1997, respectively, compared with the same periods in 1996. This increase was caused primarily by an increase in revenue. Operating margin decreased to 16.6% and 15.6% from 19.5% and 19.2% for the three and six-month periods ended June 30, 1997, respectively, compared with the same periods in 1996. This margin decrease was caused primarily by the distributor stock expense and increased distributor incentives.

     Other income decreased by $1.6 million and $0.1 million for the three and six-month periods ended June 30, 1997, respectively, compared with the same periods in 1996. The decrease was primarily caused by $1.4 million and $0.9 million for the three and six-month periods ended June 30, 1997, respectively, of unrealized exchange losses resulted from forward exchange contracts and $1.1 million and $0.2 million for the three and six-month periods ended June 30, 1997, respectively, of unrealized exchange losses resulted from an intercompany loan from Japan to Hong Kong.

     Provision for income taxes increased to $13.7 million and $25.7 million from $11.9 million and $20.6 million for the three and six-month periods ended June 30, 1997, respectively, compared with the same periods in 1996 due to increased income. The effective tax rate was 37.0% for the three and six-month periods ended June 30, 1997 and 1996.

     Net income increased by $2.9 million and $8.7 million to $23.3 million and $43.8 million from $20.4 million and $35.1 million for the three and six-month periods ended June 30, 1997, respectively, compared with the same periods in 1996 due primarily to increased revenue. Net income as a percentage of revenue decreased to 10.1% and 9.9% for the three and six-month periods ended June 30, 1997, respectively, compared to 12.5% and 12.2% for the same periods in 1996 due primarily to the distributor stock expense and increased distributor incentives.

Liquidity and Capital Resources

     The Company underwent a reorganization and the Offerings in November 1996. During the Offerings, the Company raised $98.8 million in net proceeds. As of the date of the reorganization, the aggregate undistributed taxable S corporation earnings of the Subsidiaries were $86.5 million. The Subsidiaries' earned and undistributed S corporation earnings through the date of termination of the Subsidiaries' S corporation status were distributed in the form of the S Distribution Notes, promissory notes bearing interest at 6.0% per annum. From the proceeds of the Offerings, $15.0 million was used to pay a portion of the S Distribution Notes and the remaining balance of $71.5 million was paid in April 1997.

     In November 1996, the Company purchased from NSI the distribution rights to seven new markets in the region. These markets include Thailand, where operations commenced in March 1997, and Indonesia, Malaysia, the Philippines, the PRC, Singapore and Vietnam, where operations have not yet commenced. These rights were purchased for $25.0 million of which $5.0 million was paid from the proceeds of the Offerings and an additional $10.0 million was paid in January 1997. At June 30, 1997, the Company had a $10.0 million short-term obligation, due January 15, 1998, related to the purchase of these rights. Interest accrues at a rate of 6.0% per annum on amounts due under this obligation.

     The remaining $78.8 million in net proceeds from the Offerings are to be used for new market development, introducing new products, enhancing the Company's technological infrastructure, establishing additional office and distribution centers and for other general corporate purposes. Management anticipates using the remaining proceeds of the Offerings within the next three years.

     The Company generates significant cash flow from operations due to its significant growth, high margins and minimal capital requirements. Additionally, the Company does not extend credit to distributors, but requires payment prior to shipping products. This process eliminates the need for accounts receivable from distributors. During the six months ended June 30, 1997, the Company generated $28.2 million from operations compared to $31.8 million during the six months ended June 30, 1996. This decrease in cash flows from operations is primarily due to the build up of inventories to support future market demands and the payment of income taxes during the first quarter of 1997.

     As of June 30, 1997, working capital was $108.0 million compared to $66.2 million as of December 31, 1996. Cash and cash equivalents at June 30, 1997 were $151.4 million compared to $207.1 million at December 31, 1996.

     Historically, the Company's principal need for funds has been for distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of new markets. The Company has generally relied entirely on cash flow from operations to meet its business objectives without incurring long-term debt to unrelated third parties.

     Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $2.5 million and $2.9 million for the six months ended June 30, 1997 and 1996, respectively. In addition, the Company anticipates capital expenditures through 1998 of an additional $22.5 million to further enhance its infrastructure, including computer systems and software, warehousing facilities and walk-in distributor centers in order to accommodate future growth.

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

     Under its operating agreements with NSI, the Company incurs related party payables. The Company had related party payables of $61.4 million and $46.3 million at June 30, 1997 and December 31, 1996, respectively. In addition, the Company had related party receivables of $5.8 million and $8.0 million, respectively, at those dates. Related party balances outstanding in excess of 60 days bear interest at a rate of 2% above the U.S. prime rate. As of June 30, 1997, no material related party payables or receivables had been outstanding for more than 60 days.

     Management considers the Company to be liquid and able to meet its obligations on both a short and long-term basis. Management believes existing cash balances together with future cash flows from operations will be adequate to fund cash needs relating to the implementation of the Company's strategic plans.

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

     The Company purchases inventory from NSI in U.S. dollars and assumes currency exchange rate risk with respect to such purchases. Local currency in Japan, Taiwan, Hong Kong, South Korea and Thailand is generally used to settle non-inventory transactions with NSI. Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition. However, because nearly all of the Company's revenue is realized in local currencies and the majority of its cost of sales is denominated in U.S. dollars, the Company's gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening in the U.S. dollar. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. The Company does not use such financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company's operating results. The Company entered into significant hedging positions during the second quarter, which approximated $51.0 million of forward exchange contracts at June 30,1997. These forward exchange contracts, along with the intercompany loan from Japan to Hong Kong of approximately $40.0 million, were valued at the quarter end exchange rate of
114.6 yen to the dollar.

     Following are the weighted average currency exchange rates of $1 into local currency for each of the Company's markets for the quarters listed:

                                1995                                  1996                         1997
                 ----------------------------------    ----------------------------------    ----------------
                   1st      2nd      3rd      4th        1st      2nd      3rd      4th        1st      2nd
                 Quarter  Quarter  Quarter  Quarter    Quarter  Quarter  Quarter  Quarter    Quarter  Quarter
Japan(1)           96.2     84.4     94.2    101.5      105.8    107.5    109.0    112.9      121.4    119.1
Taiwan             26.2     25.6     27.0     27.2       27.4     27.4     27.5     27.5       27.5     27.7
Hong Kong           7.7      7.7      7.7      7.7        7.7      7.7      7.7      7.7        7.7      7.7
South Korea(1)    786.9    763.1    765.6    769.1      782.6    786.5    815.5    829.4      863.9    889.6
Thailand           24.9     24.6     24.9     25.1       25.2     25.3     25.3     25.5       26.0     25.4

(1) Between December 31, 1996 and July 15, 1997, the exchange rates of $1 into Japanese yen and South Korean won achieved highs of 127.13 yen and
     899.0 won, respectively. Since January 1, 1992, the highest and lowest exchange rates for the Japanese yen have been 134.82 and 80.63, respectively, and for the South Korean won have been 899.0 and 755.8, respectively.

Outlook

     Management anticipates continued strong results overall, with particular strength in Japan. Historically, the Company has experienced modest growth in the third quarter due primarily to the vacation season. Planned product introductions later this year include an aloe vera drink, developed specifically for the Japanese market, and Overdrive[TM], a leading Interior Design Sports Nutrition product, in Taiwan.

     During the third quarter, the Company expects continued sequential softening in the South Korean market reflecting, in part, the market cycle experienced by the Company in other new markets where significant initial revenue is followed by market softening and declining revenue until strategic initiatives and product introductions generate renewed growth. However, this market cycle pattern has been exacerbated in South Korea by slowing economic growth and media and consumer campaigns against certain direct selling companies. Management currently anticipates that the South Korean market will resume sequential growth following the introduction of the Company's core nutritional product, LifePak, during the third quarter.

     Gross margins are  anticipated to improve  following the price increases on sales to distributors ranging from 5% to 9% implemented during the second quarter. Additionally, lower revenue in Korea, where the import values on the Company's products are higher than import values in other markets, will lead to gross margin improvement for the Company. Distributor incentives as a percent of sales are expected to increase as Korean revenue, where distributor incentives are capped at 35% of revenue, decreases. Selling, general and administrative expenses are anticipated to be slightly higher in the third quarter due to a large distributor event planned in Thailand as well as an additional significant expense planned for spending on the sponsorship of two promotional basketball games in Japan featuring NBA stars. Additionally, management currently anticipates that the distributor equity program may heighten distributor enthusiasm throughout 1997 and that the distributor stock expense of $18.0 million in 1997 will not continue thereafter.

     Other income will continue to vary based on the fluctuation in the Japanese yen as the Company currently has significant hedging positions. The Company's effective tax rate may continue to slightly increase as Japanese revenue, where statutory rates are the highest in the Company's markets, becomes a larger percent of total revenue for the Company.

     Note Regarding Forward Looking Statements: The statements made above in this Outlook section are forward- looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from the those discussed or anticipated. Factors that might cause such differences include, but are not limited to, risks and uncertainties associated with management of the Company's growth, the Company's dependence on independent distributors and the effects on distributors of the NSI distributor equity program, potential adverse effects of the Company's planned price increases on sales and distributor growth, economic conditions in the Company's markets especially South Korea, the introduction and market acceptance in South Korea of LifePak, the Company's core IDN product, adverse publicity regarding the Company and other direct selling companies in South Korea, the Company's planned expansion into new markets and the introduction of new products in the Company's existing markets, regulatory action against the Company or its distributors in any of the Company's markets and particularly in South Korea, fluctuations in foreign currency values relative to the U.S. Dollar, and risks inherent in the importation, regulation and sale of products in the Company's markets. For a more detailed discussion of these and other risks and uncertainties, please refer to all of the documents filed by the Company with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     None. See Item 5 for a discussion of certain regulatory matters.


ITEM 2.  CHANGES IN SECURITIES

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 15, 1997. At the Annual Meeting, Blake M. Roney, Steven J. Lund, Sandra N. Tillotson, Keith
R. Halls, Brooke B. Roney, Max L. Pinegar, E.J. "Jake" Garn, Paula Hawkins and Daniel W. Campbell were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors are duly elected. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management's director nominees. The following chart reflects the vote tabulation with respect to each director nominee. The figures reported reflect votes cast by holders of the Company's Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock entitles its holder to one vote, and each share of Class B Common Stock entitles its holder to ten votes.

Name of Director                                                        Broker
    Nominee              Votes For     Votes Against    Abstentions    Non-Votes
----------------         ---------     -------------    -----------    ---------
Blake M. Roney          725,617,452        203,387           0             0
Steven J. Lund          725,617,452        203,387           0             0
Sandra N. Tillotson     725,617,352        203,487           0             0
Keith R. Halls          725,617,352        203,487           0             0
Brooke R. Roney         725,617,402        203,437           0             0
Kirk V. Roney           725,617,452        203,387           0             0
Max E. Esplin           725,617,452        203,387           0             0
Max L. Pinegar          725,617,302      6,039,271           0             0
E.J. "Jake" Garn        725,617,252        203,587           0             0
Paula Hawkins           725,616,218        203,621           0             0
Daniel W. Campbell      725,617,202        203,637           0             0

     The stockholders also approved the Company's 1996 Stock Incentive Plan with 722,282,806 votes voted in favor of the Plan, 1,026,501 votes cast against or withheld, 29,941 votes abstaining and 2,481,591 broker non-votes. In addition, the stockholders ratified the appointment of Price Waterhouse L.L.P. as the Company's independent public accountants, with 725,802,912 votes being cast for, 3,515 votes being cast against, as well as 14,412 votes abstaining and 0 broker non-votes. Subsequent to the annual meeting, Max E. Esplin and Kirk V. Roney resigned from the Board of Directors for personal reasons.


ITEM 5.  OTHER INFORMATION

     The Company's subsidiaries are periodically subject to reviews and audits by various governmental agencies, particularly in new markets, where the Company has experienced high rates of growth. As previously disclosed, Nu Skin Korea has been subject to an audit by the South Korean Customs Service. Management believes that this audit was precipitated largely as a result of Nu Skin Korea's rapid growth and its position as the largest importer of cosmetics and personal care products in South Korea as well as by recent South Korean trade imbalances. The Customs Service has reviewed a broad range of issues relating to the operations of Nu Skin Korea, with a focus on reviewing customs valuation issues and intercompany payments.

     Recently, the Customs Service has resolved certain issues related to its audit with no fines, import sanctions, or other restrictions being imposed. The intercompany payment issue was referred to various other government agencies, and the import valuation issues, which management considers to be routine, were referred to the valuation division of the Customs Service.

     The Company continues to believe that its actions have been in compliance in all material respects with relevant regulations. Although the potential sanctions related to the investigations include warnings, fines, foreign exchange restrictions or potential criminal prosecution of managers, the Company believes that none of the sanctions would have a material adverse impact on operations. However, the investigations and any related sanctions could result in negative publicity that could have a material adverse impact on the Company and its operations. The Company is not aware of any negative publicity to date in South Korea regarding these developments. The Company intends to continue to vigorously contest these matters.

     On July 17, 1997 the Company filed a pre-effective amendment No. 1 to its registration statement originally filed on June 4, 1997 on behalf of certain stockholders. The Company converted its registration statement to a resale shelf offering and deleted references to the underwriters. The registration statement has not been declared effective and the shares subject to the registration statement can only be resold by the selling stockholders once the registration statement has been declared effective and only in accordance with the plan of distribution outlined in the registration statement. The Company currently has no intention to proceed with the offering which is the subject of the registration statement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  27  Financial Data Schedule

     (b) The Company filed no reports on Form 8-K dur1ing the three months ended June 30, 1997.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of August, 1997.

                                            NU SKIN ASIA PACIFIC, INC.

                                            By:  /s/ Corey B. Lindley
                                                 Corey B. Lindley
                                            Its: Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)



                                  EXHIBIT INDEX


27   Financial Data Schedule