Form 10-Q
period 1997-09-30
NU SKIN ASIA PACIFIC INC
filed 1997-11-14
CIK 1021561

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

For the quarterly period ended September 30, 1997
                                                        OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                        Commission file number 001-12421


                               Nu Skin Asia Pacific, Inc.
              (Exact Name of Registrant as Specified in Its Charter)
              Delaware                                         87-0565309
           -------------                                      ------------
      (State or Other Jurisdiction                           (I.R.S. Employer
    of Incorporation or Organization)                       Identification No.)
   75 West Center Street, Provo, Utah                              84601
   ----------------------------------                       ------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code (801) 345-6100
                          -----------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


     As of October 15, 1997, 11,723,011 shares of the Company's Class A Common Stock, $.001 par value per share, 71,696,675 shares of the Company's Class B Common Stock, $.001 par value per share, and no shares of the Company's Preferred Stock, $.001 par value per share, were outstanding.





                           NU SKIN ASIA PACIFIC, INC.

                 1997 FORM 10-Q QUARTERLY REPORT - THIRD QUARTER

                                TABLE OF CONTENTS


                                                                           Page

PART I. FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS:
                 CONSOLIDATED BALANCE SHEETS..................................2
                 CONSOLIDATED STATEMENTS OF INCOME............................3
                 CONSOLIDATED STATEMENTS OF CASH FLOWS........................4
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................5
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................7


PART II. OTHER INFORMATION
         ITEM 1. LEGAL PROCEEDINGS...........................................11
         ITEM 2. CHANGES IN SECURITIES.......................................11
         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................11
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........11
         ITEM 5. OTHER INFORMATION...........................................11
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................12
         SIGNATURES..........................................................13



                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Nu Skin Asia Pacific, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)
--------------------------------------------------------------------------------



                                                  September 30,    December 31,
                                                       1997             1996
                                                  -------------    -------------
ASSETS
Current assets
     Cash and cash equivalents                    $     154,204     $   207,106
     Accounts receivable                                 13,633           8,937
     Related parties receivable                           5,304           7,974
     Inventories, net                                    59,723          44,860
     Prepaid expenses and other                          39,166          11,281
                                                  -------------     ------------
                                                        272,030         280,158

Property and equipment, net                              10,313           8,884
Other assets, net                                        43,944          42,673
                                                  -------------     ------------
         Total assets                             $     326,287     $   331,715
                                                  =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                             $      6,707      $     6,592
     Accrued expenses                                   69,964           79,518
     Related parties payable                            53,485           46,326
     Notes payable to stockholders                          --           71,487
     Note payable to NSI, current portion               10,000           10,000
                                                   -----------      ------------
                                                       140,156          213,923
                                                   -----------      ------------
Note payable to NSI, less current portion                   --           10,000
                                                   -----------      ------------

Commitments and contingencies

Stockholders' equity
     Preferred stock - 25,000,000 shares
       authorized, $.001 par value, no
       shares issued and outstanding                        --               --
     Class A common stock - 500,000,000
       shares authorized, $.001 par value,
       11,723,011 shares issued and
       outstanding                                          12               12
     Class B common stock - 100,000,000 shares
       authorized, $.001 par value,
       71,696,675 shares issued and
       outstanding                                          72               72
     Additional paid-in capital                        137,876          137,876
     Cumulative foreign currency translation
       adjustment                                      (10,276)          (5,963)
     Retained earnings                                  79,813           11,493
     Deferred compensation                              (8,227)         (22,559)
     Note receivable from NSI                          (13,139)         (13,139)
                                                  -------------     ------------
                                                       186,131          107,792
                                                  -------------     ------------
         Total liabilities and stockholders'
           equity                                   $  326,287       $  331,715
                                                  =============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                  Three          Three           Nine           Nine
                                               Months Ended   Months Ended   Months Ended   Months Ended
                                               September 30,  September 30,  September 30,  September 30,
                                                   1997           1996           1997           1996
                                              --------------  -------------  -------------  -------------

Revenue                                         $ 226,428       $  183,601     $  667,438     $  471,312

Cost of sales                                      61,493           52,629        187,692        133,592
                                              --------------  -------------  -------------  -------------

Gross profit                                      164,935          130,972        479,746        337,720
                                              --------------  -------------  -------------  -------------

Operating expenses
     Distributor incentives                        88,687           68,059        257,819        175,149
     Selling, general and administrative           35,999           25,419        103,737         69,970
     Distributor stock expense                      4,477               --         13,431             --
                                              --------------  -------------  -------------  -------------

Total operating expenses                          129,163           93,478        374,987        245,119
                                              --------------  -------------  -------------  -------------

Operating income                                   35,772           37,494        104,759         92,601

Other income (expense), net                         3,314              913          3,841          1,530
                                              --------------  -------------  -------------  -------------

Income before provision for income taxes           39,086           38,407        108,600         94,131


Provision for income taxes (Note 3)                14,560           13,219         40,280         33,810
                                              --------------  -------------  -------------  -------------

Net income                                       $ 24,526         $ 25,188       $ 68,320       $ 60,321
                                              ==============  =============  =============  =============
Net income per share (Note 4)                    $    .29         $    .31       $    .80       $    .75
                                              ==============  =============  =============  =============

Weighted average common shares outstanding         85,426           80,518         85,423         80,518
                                              ==============  =============  =============  =============



Pro forma data:
     Income before pro forma provision for
       income taxes                                               $ 38,407                      $ 94,131
     Pro forma provision for income taxes
       (Note 3)                                                     13,450                        32,965
                                                              -------------                 -------------
     Income after pro forma provision for
       income taxes                                               $ 24,957                      $ 61,166
                                                              =============                 =============
Pro forma net income per share (Note 4)                           $    .31                      $    .76
                                                              =============                 =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                       Nine           Nine
                                                    Months Ended   Months Ended
                                                   September 30,   September 30,
                                                        1997           1996
                                                   -------------   -------------
Cash flows from operating activities:
Net income                                           $  68,320       $  60,321
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         3,976           2,104
   Amortization of deferred compensation                14,332              --
   Changes in operating assets and liabilities:
         Accounts receivable                            (4,696)         (4,909)
         Related parties receivable                      2,670          (6,047)
         Inventories, net                              (14,863)        (13,717)
         Prepaid expenses and other                    (27,885)         (4,617)
         Other assets                                   (1,656)         (1,542)
         Accounts payable                                  115             624
         Accrued expenses                               (9,554)         26,201
         Related parties payable                         7,159           7,366
                                                     ----------    -------------
   Net cash provided by operating activities            37,918          65,784
                                                     ----------    -------------

Cash flows from investing activities:
Purchase of property and equipment                      (4,637)         (3,967)
Payment to NSI for distribution rights                 (10,000)             --
Payments for lease deposits                               (682)           (218)
Receipt of refundable lease deposits                       129               5
                                                     ----------    -------------
   Net cash used in investing activities               (15,190)         (4,180)
                                                     ----------    -------------

Cash flows from financing activities:
Payments to stockholders for S
  distribution notes (Note 2)                          (71,487)             --
Dividends paid                                              --         (43,059)
                                                     -----------  --------------
   Net cash used in financing activities               (71,487)        (43,059)
                                                     -----------  --------------
Effect of exchange rate changes on cash                 (4,143)           (679)
                                                     -----------  --------------
Net increase (decrease) in cash and cash
  equivalents                                          (52,902)         17,866

Cash and cash equivalents, beginning of period         207,106          63,213
                                                     ----------    -------------
Cash and cash equivalents, end of period             $ 154,204     $    81,079
                                                     ==========    =============


Supplemental cash flow information:
Interest paid                                        $      --     $        25
                                                     ==========    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


1.       THE COMPANY

         Nu Skin Asia Pacific, Inc. (the "Company") is a network marketing company involved in the distribution and sale of premium quality, innovative personal care and nutritional ("IDN") products. The Company is the exclusive distribution vehicle for Nu Skin International, Inc. ("NSI") in the countries of Japan, Taiwan, Hong Kong (including Macau), South Korea and Thailand, where the Company currently has operations (collectively referred to as the "Subsidiaries"), and in Indonesia, Malaysia, the Philippines, the People's Republic of China (the "PRC"), Singapore and Vietnam, where operations have not yet commenced. Additionally, the Company sells products to NSI affiliates in Australia and New Zealand.

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

         On November 27, 1996 the Company completed its initial public offerings of 4,750,000 shares of Class A common stock ("Class A Common Stock") and received net proceeds of $98.8 million (the "Offerings").

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of September 30, 1997 and 1996 and for the three and nine-month periods ended September 30, 1997 and 1996. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


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


3.       INCOME TAXES

         As a result of the Company's reorganization described in Note 1, the Company is no longer treated as an S corporation for U.S. Federal income tax purposes. The provision for income taxes for the three and nine-month periods ended September 30, 1996 primarily represents income taxes in foreign countries as U.S. Federal income taxes were levied at the stockholder level. The consolidated statements of income include a pro forma presentation for income taxes which would have been recorded if the Company had been taxed as a C corporation rather than as an S corporation for the three and nine-month periods ended September 30, 1996.


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

         At September 30, 1997 the Company held foreign currency forward contracts with notional amounts totaling approximately $37 million to hedge foreign currency items. The unrealized gains on these contracts were $1.9 million and $0.3 million for the three and nine-month periods ended September 30, 1997, respectively. These contracts have maturities through May 1998.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 Compared to 1996

     Revenue increased 23% and 42% to $226.4 million and $667.4 million from $183.6 million and $471.3 million for the three and nine-month periods ended September 30, 1997, respectively, compared with the same periods in 1996. This increase is primarily attributable to several factors. First, revenue in Japan increased by $65.1 million and $160.0 million, or 66% and 60%, for the three and nine-month periods ended September 30, 1997, respectively, compared with the same periods in 1996. This increase in revenue was primarily a result of continued growth of the personal care and IDN product lines, as well as increased sales following a distributor convention held in the first quarter of 1997 and the sponsorship of the Japan Supergames featuring National Basketball Association stars in the third quarter of 1997. Second, revenue in Taiwan increased by $2.2 million and $26.0 million, or 6% and 24%, for the three and nine-month periods ended September 30, 1997, respectively, compared with the same periods in 1996, primarily as a result of growth in IDN sales following the late 1996 introduction of LifePak, the Company's leading nutritional product. Third, the opening of Thailand in the first quarter of 1997 resulted in an additional $6.5 million and $19.9 million in revenue for the three and nine-month periods ended September 30, 1997,  respectively.  Fourth,  revenue in
Hong Kong increased by $2.0 million and $3.6 million for the three and nine-month periods ended September 30, 1997, respectively, compared with the same periods in 1996, primarily as a result of growth in IDN sales following the first quarter introduction of LifePak. The increase in revenue for the three and nine-month periods ended September 30, 1997 was partially offset by the decreases in South Korea revenue of $32.8 million and $13.2 million, respectively, which, to a degree, reflect the new market revenue cycle experienced by the Company in other markets. However, the negative impact on revenue of the revenue cycle in South Korea was compounded by slowing economic growth and unfavorable media and consumer group attention toward foreign direct selling companies.

     Gross profit as a percentage of revenue was 72.8% and 71.3% for the three months ended September 30, 1997 and 1996, respectively, and was 71.9% and 71.7% for the nine months ended September 30, 1997 and 1996, respectively. This increase is the result of the price increases which became effective in June of this year, the reduction in revenue from South Korea, where import prices are higher than the Company's other markets, and a three percent price reduction in the cost of LifePak for the Company's Subsidiary in Japan, Nu Skin Japan Company, Limited ("Nu Skin Japan"), which was instituted during the third quarter of 1997.

     Distributor incentives as a percentage of revenue increased to 39.2% and 38.6% for the three and nine-month periods ended September 30, 1997, respectively, from 37.1% and 37.2% for the same periods in 1996. The primary reason for this increase was the reduced revenue in South Korea during the third quarter of 1997, where commissions are capped at 35% of product revenue versus the standard 42% of product revenue in the Company's other markets.

     Selling, general and administrative expenses as a percentage of revenue increased to 15.9% and 15.5% for the three and nine-month periods ended September 30, 1997, respectively, from 13.8% and 14.8% for the same periods in 1996. This increase was primarily due to increased promotion expenses of approximately $2 million resulting from the net expense to Nu Skin Japan of sponsoring the Japan Supergames and approximately $2 million resulting from the first quarter distributor conventions. In addition, other general and administrative expenses, including the expenses of operating as a public company, were higher in the third quarter of 1997 as each market increased spending to support current operations and future growth.

     Distributor stock expense of $4.5 million and $13.4 million for the three and nine-month periods ended September 30, 1997, respectively, reflects the one-time grant of the distributor stock options at an exercise price of 25% of the initial public offering price in connection with the Offerings completed on November 27, 1996. This non-cash expense will be recorded each quarter in 1997.

     Operating income decreased to $35.8 million from $37.5 million for the three-month period ended September 30, 1997, compared with the same period in 1996. The decrease was caused by the increase in distributor incentives, promotion expenses and distributor stock expense. Operating income for the nine-month period ended September 30, 1997 increased 13% to $104.8 million from $92.6 for the same period in 1996. The increase was caused primarily by an increase in revenue. Operating margin decreased to 15.8% and 15.7% for the three and nine-month periods ended September 30, 1997, respectively, compared to 20.4% and 19.6% for the same periods in 1996. This margin decrease was caused by the distributor stock expense, increased distributor incentives and increased selling, general and administrative expenses.

     Other income increased by $2.4 million and $2.3 million for the three and nine-month periods ended September 30, 1997, respectively, compared with the same periods in 1996. The increase was primarily caused by $1.9 million and $0.3 million for the three and nine-month periods ended September 30, 1997, respectively, of unrealized exchange gains resulting from forward exchange contracts and $2.5 million and $2.3 million for the three and nine-month periods ended September 30, 1997, respectively, of unrealized exchange gains resulting from an intercompany loan from Nu Skin Japan to the Company's Hong Kong Subsidiary, Nu Skin Hong Kong, Inc. ("Nu Skin Hong Kong").

     Provision for income taxes increased to $14.6 million and $40.3 million from $13.2 million and $33.8 million for the three and nine-month periods ended September 30, 1997, respectively, compared with the same periods in 1996, due to increased income. The effective tax rate was 37.3% and 37.1% for the three and nine-month periods ended September 30, 1997 and was 34.4% and 35.9% for the three and nine-month periods ended September 30, 1996. This increase is due to increased earnings in Japan, the highest tax jurisdiction in the region, relative to earnings in other markets.

     Net income decreased by $0.7 million to $24.5 million from $25.2 million for the three-month period ended September 30, 1997, compared with the same period in 1996, due to the decrease in operating margin. Net income increased by $8.0 million to $68.3 million from $60.3 million for the nine-month period ended September 30, 1997, compared with the same period in 1996, due to increased revenue and other income. Net income as a percentage of revenue decreased to 10.8% and 10.2% for the three and nine-month periods ended September 30, 1997, respectively, compared to 13.7% and 12.8% for the same periods in 1996, due primarily to the distributor stock expense, increased distributor incentives and increased selling, general and administrative expenses.


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

     In November 1996, the Company purchased from NSI the distribution rights to seven new markets in the region. These markets include Thailand, where operations commenced in March 1997, and Indonesia, Malaysia, the Philippines, the PRC, Singapore and Vietnam, where operations have not yet commenced. These rights were purchased for $25.0 million, of which $5.0 million was paid from the proceeds of the Offerings and an additional $10.0 million was paid in January 1997. At September 30, 1997, the Company had a $10.0 million short-term obligation, due January 15, 1998, related to the purchase of these rights. Interest accrues at a rate of 6.0% per annum on amounts due under this obligation.

     The Company generates significant cash flow from operations due to its significant growth, high margins and low capital requirements. Additionally, the Company does not extend credit to distributors, but requires payment prior to shipping products. This process eliminates the need for accounts receivable from distributors. During the nine months ended September 30, 1997, the Company generated $37.9 million from operations compared to $65.8 million during the nine months ended September 30, 1996. This decrease in cash flows from operations is primarily due to the build up of inventories to support future market demands and the payment of income taxes during the first quarter of 1997.

     As of September 30, 1997, working capital was $131.9 million compared to $66.2 million as of December 31, 1996. Cash and cash equivalents at September 30, 1997 were $154.2 million compared to $207.1 million at December 31, 1996.

     Historically, the Company's principal need for funds has been for distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of new markets. The Company has generally relied entirely on cash flow from operations to meet its business objectives without incurring long-term debt to unrelated third parties.

     Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $4.6 million and $4.0 million for the nine months ended September 30, 1997 and 1996, respectively. In addition, the Company anticipates capital expenditures through 1998 of an additional $20.0 million to further enhance its infrastructure, including computer systems and software, warehousing facilities and walk-in distributor centers in order to accommodate future growth.

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

     Under its operating and other agreements with NSI, the Company incurs related party payables. The Company had related party payables of $53.5 million and $46.3 million at September 30, 1997 and December 31, 1996, respectively. In addition, the Company had related party receivables of $5.3 million and $8.0 million, respectively, at those dates. These receivables include NSI's co-sponsorship of the Japan Supergames for $2.0 million. Related party balances outstanding in excess of 60 days bear interest at a rate of 2% above the U.S.
prime rate. As of September 30, 1997, no material related party payables or receivables had been outstanding for more than 60 days.

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

     The Company purchases inventory from NSI in U.S. dollars and assumes currency exchange rate risk with respect to such purchases. Local currency in Japan, Taiwan, Hong Kong, South Korea and Thailand is generally used to settle non-inventory transactions with NSI. Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition. However, because nearly all of the Company's revenue is realized in local currencies and the majority of its cost of sales is denominated in U.S. dollars, the Company's gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening in the U.S. dollar. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. The Company does not use such financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company's operating results. The Company has entered into significant hedging positions, which, in the aggregate, approximated $37 million of forward exchange contracts at September 30, 1997. These forward exchange contracts, along with the intercompany loan from Nu Skin Japan to Nu Skin Hong Kong of approximately $50 million, were valued at the quarter end exchange rate of 120.43 Japanese yen to the U.S. dollar.

     Following are the weighted average currency exchange rates of $1 into local currency for each of the Company's markets for the quarters listed:


                                 1995                                     1996                               1997
                --------------------------------------   ---------------------------------------   ----------------------------
                  1st       2nd        3rd       4th       1st       2nd        3rd        4th       1st       2nd      3rd
                Quarter   Quarter    Quarter   Quarter   Quarter   Quarter    Quarter    Quarter   Quarter   Quarter  Quarter
Japan(1)          96.2      84.4       94.2     101.5     105.8     107.5      109.0      112.9     121.4     119.1    118.1
Taiwan            26.2      25.6       27.0      27.2      27.4      27.4       27.5       27.5      27.5      27.7     28.4
Hong Kong          7.7       7.7        7.7       7.7       7.7       7.7        7.7        7.7       7.7       7.7      7.7
South Korea      786.9     763.1      765.6     769.1     782.6     786.5      815.5      829.4     863.9     889.6    894.8
Thailand          24.9      24.6       24.9      25.1      25.2      25.3       25.3       25.5      26.0      25.4     31.5

-----------

(1) Between December 31, 1996 and October 15, 1997, the exchange rates of $1 into Japanese yen achieved a high of 127.13 yen. Since January 1, 1992, the highest and lowest exchange rates for the Japanese yen have been 134.82 and 80.63, respectively.


Outlook

     Management anticipates continued strong results overall, with particular strength in Japan. Historically, the Company has experienced modest growth in the fourth quarter, which reflects increased revenue due to the year-end gift buying season. Product introductions for the fourth quarter include ALOE-MX, an aloe vera drink developed specifically for the Japanese market and introduced in Japan in October, and Overdrive, a leading IDN sports nutrition product, which was introduced in Taiwan in October and is expected to be introduced in South Korea before the end of 1997. The Company opened a new distributor walk-in center in Thailand in October and plans to open walk-in centers in Japan and Taiwan by the end of the year.

     Economic concerns throughout Southeast Asia are anticipated to have an impact on the Company's operations in Thailand, which represents less than three percent of revenue, and in the Philippines, which is anticipated to be opened in early 1998. In response to these concerns, management has commenced initiatives to increase local manufacturing in Asia and seek cost reductions on goods imported from outside of Asia. These initiatives are anticipated to increase revenue through more competitive local pricing and to stabilize gross margins. In particular, in the Philippines the Company plans to market a new line of skin and hair care products, under the Scion trademark, which will be manufactured locally. Other efforts to seek cost reductions may include a reevaluation of the Company's vendor relationships, including with NSI. In addition, the Company will offer a modified compensation plan in countries where the Company believes that average per capita income is relatively low, such as the Philippines, which will be designed to reward distributors at lower sales volumes. The Company plans to continue to expand its operations into the new markets for which it has purchased exclusive distribution rights from NSI, beginning with the Philippines in early 1998, and may consider expansion into other new markets.

     In Thailand, Taiwan and South Korea, the recently depreciated local currencies are anticipated to suppress future revenue results in these markets. In addition, during the fourth quarter, the Company expects a modest decline in revenue in South Korea and Thailand as compared to revenue results for the third quarter. This revenue decline reflects, in part, the market cycle experienced by the Company in most new markets, where significant initial revenue is followed by market softening and declining revenue until strategic initiatives and product introductions generate renewed growth. However, this market cycle pattern has been exacerbated in Thailand and South Korea by adverse economic conditions and/or media and consumer group attention.

     Gross margins and distributor incentives are anticipated to remain consistent with third quarter results. Selling, general and administrative expenses as a percentage of sales are anticipated to be slightly lower in the fourth quarter than in the third quarter, when the Company incurred significant expenses in connection with certain promotional activities, which included sponsoring a large distributor event in Thailand and the Japan Supergames, which featured National Basketball Association stars. Additionally, management anticipates that the distributor stock expense of approximately $18 million in 1997 will not continue thereafter.

     Other income will continue to vary based on the fluctuation in the Japanese yen as the Company currently has significant hedging positions. The Company's effective tax rate may continue to increase slightly as Japanese revenue, where statutory rates are the highest in the Company's markets, becomes a larger percentage of total revenue for the Company.

     Note Regarding Forward Looking Statements: The statements made above in this Outlook section are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from the those discussed or anticipated. Factors that might cause such differences include, but are not limited to, risks and uncertainties associated with fluctuations in foreign currency values relative to the U.S. dollar, adverse economic and business conditions in the Company's markets, especially South Korea and Thailand, management of the Company's growth, the Company's dependence on independent distributors and the effects on distributors of the NSI distributor equity program, potential adverse effects of the Company's planned price increases on sales and distributor growth, the Company's planned expansion into new markets and the introduction and promotion of new products in the Company's existing markets, including the introduction of ALOE-MX in Japan and the Scion product line in the Philippines, market acceptance in South Korea of LifePak, the Company's core IDN product, adverse publicity regarding the Company and other direct selling companies in South Korea, the opening of new distributor walk-in centers in Japan, Thailand and Taiwan, modifications to the Company's sales compensation plan in the Philippines, the reevaluation of vendor relationships, the increase in local manufacturing relationships, regulatory action against the Company or its distributors in any of the Company's markets and particularly in South Korea, and risks inherent in the importation, regulation and sale of products in the Company's markets. For a more detailed discussion of these and other risks and uncertainties, please refer to all of the documents filed by the Company with the Securities and Exchange Commission.





                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     None.  See Item 5 for a discussion of certain regulatory matters.


ITEM 2.   CHANGES IN SECURITIES

     None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

     The Company's subsidiaries are periodically subject to reviews and audits by various governmental agencies, particularly in new markets, where the Company has experienced high rates of growth. As previously disclosed, the Company's South Korea Subsidiary, Nu Skin Korea, Inc. ("Nu Skin Korea"), has been subject to audits by various South Korean regulatory agencies. Management believes that the audits were precipitated largely as a result of Nu Skin Korea's rapid growth and its position as a large importer of cosmetics and personal care products in South Korea, as well as by recent South Korean trade imbalances, slowing economic growth and consumer, media and industry campaigns targeted at foreign-owned enterprises. South Korean regulatory agencies have reviewed a broad range of issues relating to the operations of Nu Skin Korea, with a focus on reviewing customs valuation issues and intercompany payments. Although certain issues under review have been resolved, other issues continue to be reviewed by various regulatory agencies.

     The Company continues to believe that its actions have been in compliance in all material respects with relevant regulations. Potential sanctions related to the regulatory reviews in South Korea include warnings, fines, foreign exchange restrictions or potential criminal prosecution of managers. The regulatory reviews and any related sanctions could result in negative publicity that could have a material adverse impact on the Company and its operations. The Company is not aware of any negative publicity to date in South Korea regarding these developments. The Company intends to continue to vigorously contest these matters.

     The regulatory environment with respect to multi-level marketing changes from time to time. Within certain of the Company's existing and potential markets, the Company believes that regulators are reviewing and attempting to refine multi-level marketing regulations with a view toward eliminating the activity of unscrupulous operators. The status of these reviews differs from country to country. The Company is not aware of potential significant regulatory changes in the near future in existing markets. The Company welcomes regulatory scrutiny as it serves to restrict the activity of illegitimate companies to the benefit of legitimate operators.

     The regulation of multi-level marketing is also significantly impacted by subjective factors, including the attitude of individual regulators and policy makers with respect to multi-level marketing, which results in variations on the application of relevant regulations.

     In the PRC, holders of multi-level selling licenses were recently required to submit applications to re-license. Of the 41 companies holding multi-level selling permits in 1996, the Company believes that 40 had their licenses renewed during the quarter ended September 30, 1997. A PRC regulatory agency also requested that provincial regulators not grant additional multi-level selling licenses pending review of the efficacy of overall regulation of the industry. The application of this request may impact the Company's strategy for developing operations in that market.

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

     IDN(R) and the product names LifePak(TM), ALOE-MX(TM), Overdrive(TM) and Scion(TM) are trademarks of NSI which are licensed to the Company.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   27  Financial Data Schedule

         (b) The Company filed no reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 1997.

                                     NU SKIN ASIA PACIFIC, INC.



                                     By:    /s/ Corey B. Lindley
                                        ----------------------------------------
                                        Corey B. Lindley
                                     Its: Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)