Form 10-K
period 1997-12-31
NU SKIN ASIA PACIFIC INC
filed 1998-03-13
CIK 1021561

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

For the fiscal year ended      December 31, 1997
                         ------------------------------
                                       OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Registrant's telephone number, including area code (801) 345-6100

Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
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
      Yes  X     No
         -----      -----
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of March 5, 1998, the aggregate market value of the voting stock (Class A and Class B Common Stock) held by non-affiliates of the Company was $648,847,604. For purposes of this calculation, voting stock held by officers, directors, and corporate affiliates has been excluded.

      As of March 5, 1998, 11,830,104 shares of the Company's Class A Common Stock, $.001 par value per share, 70,280,759 shares of the Company's Class B Common Stock, $.001 par value per share, and no shares of the Company's Preferred Stock, $.001 par value per share, were outstanding.

      Portions of the Company's 1997 Annual Report (the "1997 Annual Report") to security holders to be furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-3(b) in connection with Registrant's 1998 Annual Meeting of Stockholders scheduled to be held on or about May 5, 1998 (the "1998 Annual Meeting"), are attached hereto as Exhibit 13, and are incorporated herein by reference into Parts II and IV of this Annual Report on Form 10-K (this "Report").

      Portions of the Company's Definitive Proxy Statement (the "Proxy Statement") to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this Report.

      Certain Exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 333-12073), as amended on Post Effective Amendment No. 1 to the Company's Registration Statement filed on September 3, 1997 (Registration No. 333-12073), and Company's Annual Report on Form 10-K for the year ended December 31, 1996 are incorporated herein by reference into Part IV of this Report.

                           NU SKIN ASIA PACIFIC, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                          Page

PART I........................................................................ 1
      ITEM 1.     BUSINESS.................................................... 1
      ITEM 2.     PROPERTIES..................................................41
      ITEM 3.     LEGAL PROCEEDINGS...........................................42
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........43

PART II.......................................................................43
      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.................................43
      ITEM 6.     SELECTED FINANCIAL DATA.....................................43
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................43
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................43
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING  AND FINANCIAL DISCLOSURE........................43

PART III......................................................................44
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........44
      ITEM 11.    EXECUTIVE COMPENSATION......................................44
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..................................................44
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............44

PART IV.......................................................................45
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K....................................................45

                                     PART I

ITEM 1.   BUSINESS

General

      Nu Skin Asia Pacific, Inc. ("Nu Skin Asia Pacific" or the "Company"), is a network marketing company involved in the distribution and sale of premium quality, innovative personal care and nutritional products. The Company is the exclusive distribution vehicle for Nu Skin International, Inc. ("NSI") in the countries of Japan, Taiwan, Hong Kong (including Macau), South Korea, Thailand and the Philippines, where the Company currently has operations, and in Indonesia, Malaysia, the People's Republic of China ("PRC"), Indonesia, Singapore and Vietnam, where Nu Skin operations have not commenced. The Company's products are specifically designed for the network marketing distribution channel. The Company markets its personal care products under the trademark "Nu Skin" and its nutritional products under the trademark "Interior Design Nutritionals" ("IDN"). The Nu Skin personal care product lines include facial care, body care, hair care and color cosmetics, as well as specialty products such as sun protection, oral hygiene and fragrances. The IDN product lines include nutritional supplements, weight management products and nutritious snacks, sports nutrition products, health solutions and botanical supplements.

      The Company was incorporated in Delaware on September 4, 1996. On November 20, 1996, the stockholders (the "Original Stockholders") of Nu Skin Japan Company, Limited ("Nu Skin Japan"), Nu Skin Taiwan, Inc. ("Nu Skin Taiwan"), Nu Skin Hong Kong, Inc. ("Nu Skin Hong Kong"), Nu Skin Korea, Inc. ("Nu Skin
Korea") and Nu Skin Personal Care (Thailand), Inc. ("Nu Skin Thailand") (together the "Original Subsidiaries") contributed their shares of capital stock to the capital of the Company in a transaction (the "Reorganization ") intended to qualify under Section 351 of the Internal Revenue Code of 1986, as amended (the "Code"), in exchange for shares of the Company's Class B Common Stock, par value $.001 per share (the "Class B Common Stock"). As a result of the Reorganization, each of the Original Subsidiaries became a wholly-owned subsidiary of the Company. Unless otherwise noted, references to "Nu Skin Asia Pacific" or the "Company" mean Nu Skin Asia Pacific, Inc., including the Subsidiaries. The "Subsidiaries" means Nu Skin Japan, Nu Skin Taiwan, Nu Skin Hong Kong, Nu Skin Korea, Nu Skin Thailand, and Nu Skin Philippines, Inc. ("Nu Skin Philippines") collectively. Until September 30, 1994, the Company's fiscal year ended on September 30 of each year. As of October 1, 1994, the Company changed its fiscal year end to December 31 of each year, beginning with the fiscal year ended December 31, 1995.

      In November 1996, the Company and certain Original Stockholders sold a total of 10,465,000 shares of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock" and together with the Class B Common Stock the "Common Stock"), in underwritten public offerings (the "Underwritten Offerings"). In addition, in December 1996, the Company, NSI and certain of NSI's affiliates offered to qualifying NSI independent distributors and employees, in non-underwritten offerings (the "Rule 415 Offerings", and together with the Underwritten Offerings, the "Offerings") certain options and shares of Class A Common Stock pursuant to Rule 415 under the Securities Act of 1933, as amended (the "1933 Act").

      NSI, founded in 1984 and based in Provo, Utah, is engaged in selling personal care and nutritional products and, together with its affiliates, comprises one of the largest network marketing organizations in the world. NSI provides a high level of support services to the Company, including product development, marketing and other managerial support services. Since distributor agreements are entered into between NSI and distributors, all of the distributors who generate revenue for the Company are distributors of NSI who are licensed to the Company pursuant to agreements between NSI and the Company's Subsidiaries. On February 27, 1998, the Company entered into a Stock Acquisition Agreement with the Stockholders of NSI and certain affiliates of NSI to acquire all of the capital stock of NSI and certain affiliates of NSI. See "Recent Developments."

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

      In this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars, and the terms "United States" and "U.S." mean the United States of America, its states, territories, possessions and all areas subject to its jurisdiction. References to "yen" and "(Y)" are to Japanese yen, and references to "won" are to South Korean won. References to "baht" are to Thai baht. References, if any, to the "NT$" are to New Taiwanese dollars and references, if any, to the "HK$" are to Hong Kong dollars.

Note Regarding Forward-Looking Statements

      Certain statements made herein under the captions "Business-Country Profiles," and "Risk Factors," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, when used in this Report the words or phrases "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," "Management believes," "the Company believes" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Reform Act.

      Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of each country in which the Company operates and financial results of the Company. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein relate to the: (i) proposed NSI Acquisition, (ii) expansion of the Company's market share in its current markets; (iii) Company's entrance into new markets (iv) development of new products and new product lines tailored to appeal to the particular needs of consumers in specific markets; (v) stimulation of product sales by introducing new products; (vi) opening of new offices, walk-in distribution centers and distributor support centers in certain markets;
(vii) promotion of distributor growth, retention and leadership through local initiatives; (viii) upgrading of the Company's technological resources to support distributors; (ix) obtaining of regulatory approvals for certain products, including LifePak; (x) stimulation of product purchases by inactive distributors through direct mail campaigns; (xi) retention of the Company's earnings for use in the operation and expansion of the Company's business; (xii) development of brand awareness and loyalty; (xiii) enhancing of the Company's Global Compensation Plan; (xiv) diversifying of the Company's revenue base and markets, (xv) seeking of cost reductions from vendors; and (vxi) establishment of local manufacturing.

      All forward-looking statements are subject to known and unknown risks and uncertainties, including those discussed under the caption "Risk Factors" herein, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to further advise readers that the important factors listed under the caption "Risk Factors" could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences include, but are not limited to (a) factors related to the Company's reliance upon independent distributors of NSI,
(b) fluctuations in foreign currency values relative to the U.S. dollar, (c) adverse economic and business conditions in the Company's markets, especially South Korea and Thailand, (d) the possibility the proposed NSI Acquisition may not be consummated, (e) the potential effects of adverse publicity, including adverse publicity regarding the Company and other direct selling companies in South Korea and the Company's other markets, (f) the potential negative impact of distributor actions, (g) seasonal and cyclical trends, (h) variations in operating results, (i) government regulation of direct selling activities in the PRC, Malaysia and other existing and future markets, (j) government regulation of products and marketing, (k) import restrictions, (l) other regulatory issues, including regulatory action against the Company or its distributors in any of the Company's markets and particularly in South Korea, (m) the Company's reliance on certain distributors, (n) the potential divergence of interests between distributors and the Company, (o) management of the Company's growth,
(p) the effects on operations of the NSI distributor equity program, (q) the introduction of the Scion product line in the Philippines and Aloe-mx in Japan,
(r) market acceptance in South Korea and other markets of LifePak and LifePak Trim, the Company's core IDN nutritional supplements, (s) the acceptance of new distributor walk-in centers in Japan, Thailand and Taiwan, (t) acceptance of modifications to the Company's sales compensation plan in the Philippines, (u) the Company's ability to renegotiate or adjust vendor relationships, (v) the Company's ability to establish local manufacturing capability, (w) risks inherent in the importation, regulation and sale of personal care and nutritional products in the Company's markets, (x) the Company's ability to successfully enter new markets such as Poland and Brazil and introduce new products in addition to those already referenced above, (y) the Company's ability to manage growth and deal with the possible adverse effect on the Company of the change in the status of Hong Kong, (z) the potential conflicts of interest between the Company and NSI, (aa) control of the Company by the Original Stockholders, (bb) the anti-takeover effects of dual classes of common stock, (cc) the Company's reliance on and the concentration of outside manufacturers, (dd) the Company's reliance on the operations of and dividends and distributions from the Subsidiaries, (ee) taxation and transfer pricing issues, (ff) the potential increase in distributor compensation expense, (gg) product liability issues, and
(hh) competition in the Company's existing and future markets.

      In light of the significant uncertainties inherent in forward-looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments. See "Risk Factors."

Recent Developments

      On February 27, 1998, the Company entered into a Stock Acquisition Agreement (the "Acquisition Agreement") with the stockholders of NSI and certain affiliates of NSI (the "NSI Stockholders") to acquire (the "NSI Acquisition") all of the capital stock of NSI and certain affiliates of NSI (the "Acquired Entities"). The consideration to be paid by the Company to the NSI Stockholders will consist of shares of Series A Preferred Stock, par value $.001 per share, of the Company (the "Series A Preferred Stock") in an amount determined as set forth below, the assumption of the Acquired Entities' S Distribution Notes (as defined below) payable to the NSI Stockholders in the amount of approximately $180 million (taking into account the Acquired Entities' S Distribution Notes as of December 31, 1997 and as of the closing date of the NSI Acquisition) and, contingent upon NSI and the Company meeting certain earnings growth targets, up to $25 million in cash per year over the next four years. In addition, the Acquisition Agreement provides that if the Acquired Entities' S Distribution Notes do not equal or exceed $180 million, the Company will pay each NSI Stockholder in cash or in the form of promissory notes the difference between
(i) $180 million and (ii) the aggregate principal amount of the Acquired Entities' S Distribution Notes multiplied by each NSI Stockholder's proportional ownership interest in the outstanding capital stock of NSI. The Acquisition
Agreement provides that the number of shares of Series A Preferred Stock to be delivered to the NSI Stockholders shall be determined by dividing $70 million by the average closing price of the Class A Common Stock for the 20 consecutive trading days ending five trading days prior to the closing of the NSI Acquisition.

      Collectively, the NSI Stockholders and their affiliates own beneficially all of the outstanding shares of the Class B Common Stock. In addition, several of the NSI Stockholders are directors and/or executive officers of the Company.

      Effective as of December 31, 1997, NSI contributed certain assets relating to the right to distribute NSI products in the United States to Nu Skin USA,
Inc. ("Nu Skin USA"), a newly created corporation wholly owned by the NSI Stockholders, in exchange for all of the common stock of Nu Skin USA. The Nu Skin USA common stock was then distributed to the NSI Stockholders. In addition, effective as of December 31, 1997, NSI and the other Acquired Entities declared distributions to their then existing stockholders (consisting solely of the NSI Stockholders) that included all of such Acquired Entities' previously earned and undistributed S corporation earnings through such date (the "Acquired Entities' S Corporation Distribution"). As of December 31, 1997, such Acquired Entities' aggregate undistributed S corporation earnings were approximately $136.2 million. The Acquired Entities' S Corporation Distribution was distributed in the form of promissory notes due December 31, 2004 and bearing interest at 8.0 % per annum (the "Acquired Entities' S Distribution Notes"). The Acquired Entities' S Corporation Distribution Notes are held entirely by the NSI Stockholders. In addition, the Acquired Entities will declare distributions to then existing stockholders that include all of such Acquired Entities' previously earned and undistributed S corporation earnings through the date of closing of the NSI Acquisition. As discussed above, the obligation to repay the Acquired Entities' S Distribution Notes to the NSI Stockholders will be assumed by the Company in connection with the NSI Acquisition.

      The Acquired Entities consist of NSI, Nu Skin International Management Group, Inc., ("NSIMG") and the NSI affiliates operating in Europe, Australia and New Zealand, including Nu Skin Europe, Inc.; Nu Skin U.K., Ltd.(domesticated in Delaware under the name Nu Skin U.K., Inc.); Nu Skin Germany, GmbH (domesticated in Delaware under the name Nu Skin Germany, Inc.); Nu Skin France, SARL (domesticated in Delaware under the name Nu Skin France, Inc.); Nu Skin Netherlands, B.V. (domesticated in Delaware under the name Nu Skin Netherlands, Inc.); Nu Skin Italy, (SRL) (domesticated in Delaware under the name Nu Skin
Italy, Inc.); Nu Skin Spain, S.L. (domesticated in Delaware under the name Nu Skin Spain, Inc.); Nu Skin Belgium, N.V. (domesticated in Delaware under the name Nu Skin Belgium, Inc.); Nu Skin Personal Care Australia, Inc.; Nu Skin New Zealand, Inc.; Nu Skin Brazil, Ltda. (domesticated in Delaware under the name Nu Skin Brazil, Inc.); Nu Skin Argentina, Inc.; Nu Skin Chile, S.A. (domesticated in Delaware under the name Nu Skin Chile, Inc.); Nu Skin Poland Spa. (domesticated in Delaware under the name Nu Skin Poland, Inc.); and Cedar Meadows, L.C. The NSI Stockholders continue to own as private entities the NSI affiliates operating in the United States, Canada, Mexico, Guatemala and Puerto Rico, including Nu Skin USA, Inc.; Nu Skin Canada, Inc.; Nu Skin Mexico S.A. de C.V. (domesticated in Delaware under the name Nu Skin Mexico, Inc.); Nu Skin Guatemala, S.A. (domesticated in Delaware under the name Nu Skin Guatemala, Inc.); and Nu Skin Puerto Rico, Inc. (collectively, the "Retained Entities").

      The following chart illustrates the organizational structure of the Company and the Retained Entities immediately after the NSI Acquisition.



                             [Organizational Chart]

      Through its acquisition of NSI, the Company will obtain ownership and control of the Nu Skin trademarks and tradenames, the Nu Skin Global Compensation Plan, distributor lists and related intellectual property and know-how (collectively, the "Intellectual Property"). The Company, through NSI, intends to continue to license the Intellectual Property and, through NSIMG, intends to continue to provide management support services to the Acquired Entities on substantially the same terms as existed prior to the NSI
Acquisition. In connection with the NSI Acquisition, the Company anticipates, through NSI and NSIMG, entering into new agreements with Nu Skin USA, Inc. and revised agreements with the other Retained Entities on terms substantially similar to its agreements with the Acquired Entities, pursuant to which NSI will continue to license the Intellectual Property and the exclusive right to sell Nu Skin personal care and nutritional products in the United States, Canada, Mexico, Guatemala and Puerto Rico to the Retained Entities and NSIMG will continue to provide management support services to the Retained Entities.

      Upon completion of the NSI Acquisition, the Company and its subsidiaries will own and distribute Nu Skin products in 18 markets worldwide. The Company will also hold the rights to all future Nu Skin markets.

Country Profiles

      The following table sets forth the Company's revenue and the total number of active distributors for each of the countries in which the Company operated for the years ended December 31, 1995, 1996 and 1997. This table should be reviewed in connection with the information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference to the Company's 1997 Annual Report, sections of which are filed herewith as Exhibit 13, which discusses the costs associated with generating the aggregate revenue presented. The Company did not commence operations in the Philippines until February 1998.

                                                Year Ended December 31,
                                       -----------------------------------------
COUNTRY                                   1995            1996            1997
--------                               ---------       ---------       ---------
                                                (dollars in thousands)
Revenue:

      Japan....................        $ 231,540       $ 380,044       $ 599,375
      Taiwan...................          105,415         154,564         168,568
      South Korea(1)...........               --              --          74,207
      Thailand(2)..............               --              --          22,834
      Hong Kong................           17,046          17,037          21,267


                                                Year Ended December 31,
                                       -----------------------------------------
                                          1995            1996            1997
                                       ---------       ---------       ---------

Active Distributors(3)(4):
      Japan....................          147,000         215,000         297,000
      Taiwan...................           75,000          91,000          86,000
      South Korea(1)...........               --          57,000          21,000
      Thailand(2)..............               --              --          11,000
      Hong Kong................           14,000          14,000          15,000
                                         -------         -------         -------
            Total..............          236,000         377,000         430,000
                                         -------         -------         -------

------------------

(1) The Company commenced operations in South Korea in February 1996.

(2) The Company commenced operations in Thailand in March 1997. (3) The term "Active Distributors" includes only those distributors who purchased products from the Company during the three months ended as of the date indicated.
(4) Numbers are rounded to the nearest thousand.

      The following table sets forth certain estimated economic and demographic data in each of the Company's markets for the years presented. Although the Company believes that the following table provides a useful basis for evaluating the relative size and growth of the economies and populations of the countries in which the Company operates, no assurance can be given that economic or population data in a particular country will indicate what the Company's results of operations will be in that country. In addition, the following data does not reflect the economic decline that commenced in certain of the Company's markets in 1997. The listed data was not available from the referenced source as of March 5, 1998.


                            1996         1996 GDP      1996 GDP      Real GDP
                         Population    (in billions   per capita      Growth
Country                 (in millions)      of $)        (in $)     1996/1995 (%)
-------                 -------------  ------------   -----------  -------------
Japan...............        125.5       $4,575.2        $36,456        3.6%
Taiwan..............         21.5          270.5         12,583        5.6
South Korea.........         45.3          497.6         10,984        6.9
Hong Kong...........          6.3          158.7         25,108        4.6
Thailand............         61.8          185.0          2,993        6.7
Philippines.........         72.0           83.2          1,156        5.5
-----------
Source: World Information Services; Country Data Forecasts, March 1997.

      Japan. The Company, through its subsidiary Nu Skin Japan, commenced operations in Japan in April 1993. According to the World Federation of Direct Selling Associations ("WFDSA"), the direct selling channel in Japan generated sales of approximately $30 billion of goods and services in 1996, making Japan the largest direct selling market in the world. Management believes that as many as six million people are involved in direct selling businesses in Japan. Direct selling is well-understood in Japan and is governed by detailed government regulation. See "Risk Factors--Government Regulation of Direct Selling Activities" and "--Government Regulation of Products and Marketing; Import Restrictions."

      A great deal of the Company's success to date can be directly attributed to the growth of its Japanese business in recent years. Significant revenue was recognized from the outset of the Company's operations in Japan due to the immediate attention given to the market by leading NSI distributors from around the world. Japan has continued to post strong financial results for the Company, with revenue increasing by approximately 58% in U.S. dollars and 75% in local currency for 1997 compared to 1996 and by approximately 64% in U.S. dollars and 90% in local currency for 1996 compared to 1995. Management believes that the increase from 1996 to 1997 was primarily the result of the growth in executive distributors in Japan during this period and the increasing demand for IDN products, which accounted for 38% of revenue for the period. Furthermore, given the size of the direct selling market, management believes that there is still significant opportunity for revenue growth in this market. However, a variety of factors including, without limitation, economic conditions in Asia generally and Japan specifically may hinder revenue growth. As of December 31, 1997, Nu Skin Japan offered 68 of the 90 Nu Skin personal care products and 15 of the 40 IDN products, including LifePak and LifePak Trim, the core IDN nutritional supplements. Nu Skin Japan also offered 4 popular skin lightening products, 7 additional face care products, and Aloe-mx, an Aloe vera-based nutritional drink designed specifically for Japanese consumers.

      In support of the Company's growth strategy, Nu Skin Japan intends to (i) focus on internal country development by supporting the recently opened Fukuoka walk-in center and considering opening offices in additional Japanese cities, thereby increasing consumer awareness and enhancing the Company's image, (ii) expand development capacity to develop more products that are particularly suited to the Japanese market, (iii) continue to expand the current product offerings in Japan to include additional Nu Skin personal care and IDN products,
(iv)  enhance  corporate  support  of  distributors  by  upgrading   information
technology   resources,   (v)  expand   warehousing  and  distribution   support
facilities, and (vi) continue to build brand name recognition through sponsorship from time to time of major events such as the NBA Supergames in 1997 and the Nippon Yacht Squadron in the America's Cup 2000 Regatta.

      Taiwan. The Company, through its subsidiary Nu Skin Taiwan, commenced operations in Taiwan in January 1992. According to the WFDSA, the direct selling channel in Taiwan generated approximately $1.7 billion in sales of goods and services in 1996, of which approximately 43% were nutritional products. Approximately two million people (approximately 10% of the population) are estimated to be involved in direct selling. Because a large percentage of its population is involved in direct selling activities, the Taiwan government regulates direct selling activities to a significant extent. For example, the Taiwan government has enacted tax legislation aimed at ensuring proper tax payments by distributors on their transactions with end consumers. See "Risk Factors--Government Regulations of Direct Selling Activities" and "--Government Regulation of Products and Marketing; Import Restrictions."

      Revenue growth in Taiwan has averaged 41% per year since the commencement of operations in 1992. The Company believes that the 1997 increase in sales was primarily due to (i) the opening of walk-in centers in various Taiwanese cities,
(ii) increased distributor training and recognition, and (iii) increased product offerings. The Company believes that Nu Skin Taiwan was the largest direct selling company in Taiwan in 1997. As of December 31, 1997, Nu Skin Taiwan offered 72 of the 90 Nu Skin personal care products and 11 of the 40 IDN products.

      In support of the Company's growth strategy, Nu Skin Taiwan intends to (i) capitalize on the size of the nutritional supplements market by locally sourcing LifePak to more competitively price this core IDN product and expanding the current product offerings in Taiwan to include additional Nu Skin personal care and IDN products, (ii) focus more resources on product development specifically for the Taiwan market, and (iii) enhance corporate support of distributors by upgrading information technology resources.

      Hong Kong. The Company, through its subsidiary Nu Skin Hong Kong, commenced operations in Hong Kong in September 1991. According to the WFDSA, the direct selling channel in Hong King generated approximately $78 million in sales of goods and services in 1995. Hong Kong represents an important market in the structure of the Asian region because it serves as the location of the Company's regional office and is an important base of operations for many of the Company's most successful distributors, whose downline distributor networks extend into other Asian markets. As of December 31, 1997, Nu Skin Hong Kong offered 86 of the 90 Nu Skin personal care products and 18 of the 40 IDN products.

      Hong Kong became a Special Administrative Region (SAR) of the PRC effective July 1, 1997. Although the Company has not perceived any material impact resulting from the integration, further integration of the Hong Kong economy and political system with the economy and political system of the PRC could have an impact on the Company's business in Hong Kong. See "Risk Factors--Possible Adverse Effect on the Company of the Change in the Status of Hong Kong."

      In February 1995, Macau, a Portuguese colony scheduled to become an SAR of the PRC in 1999, was opened as a new market. Revenue figures for Macau are combined with those of Hong Kong. Macau represents the smallest of the Company's markets in population with just under 500,000 residents. The Company's Macau office operates under the direction of Nu Skin Hong Kong.

      In support of the Company's growth strategy,  Nu Skin Hong Kong intends to
(i) promote distributor growth, retention and leadership development through local initiatives, (ii) capitalize on the size of the nutritional supplements market by promoting the premium LifePak nutritional supplement, (iii) expanding the current product offerings in Hong Kong to include additional Nu Skin personal care and IDN products, and (iv) stimulate purchases from inactive distributors through direct mail campaigns.

      South Korea. The Company, through its subsidiary Nu Skin Korea, commenced operations in South Korea in February 1996. According to the WFDSA, the direct selling channel in South Korea generated approximately $1.8 billion in sales of goods and services in 1996. South Korea's direct sales legislation, which went into effect in July 1995, requires companies to comply with numerous provisions, such as local registration, reporting of certain operating results and dissemination to distributors of certain information regarding the laws. Nu Skin Korea was among the first foreign-owned firms to register and begin operations under the new direct selling legislation. See "Risk Factors--Government Regulations of Direct Selling Activities" and "--Government Regulation of Products and Marketing; Import Restrictions."

      Management believes that Nu Skin Korea was one of the largest direct sellers in the country during this time period. As of December 31, 1997, Nu Skin Korea offered 52 of the 90 Nu Skin personal care products and 1 of the 40 IDN products. Additionally, Nu Skin Korea offered various shades of Nu Colour MoistureShade Liquid Finish designed specifically for Korean consumers.

      The Company had sales in South Korea of approximately $122 million and $74 million for 1996 and 1997, respectively. The Company believes that the revenue decline in South Korea during the second half of 1997, although partially reflective of the business cycle experienced by the Company in other new markets, was primarily the result of other factors specific to South Korea. These other factors include a general collapse of the South Korean economy, volatility in the South Korean won and activities by the South Korean government and campaigns by a coalition of consumer protection and trade organizations against producers of luxury and foreign goods, in general, and certain network marketing companies, in particular, that resulted in negative media attention. Management believes that the media attention has negatively impacted the business environment generally. See "--Potential Effects of Adverse Publicity." Additionally, the recent economic decline in South Korea has resulted in reduced consumer spending on foreign goods. Further, the devaluation of the Korean won has suppressed reported U.S. dollar revenues.

      In support of the Company's growth strategy, Nu Skin Korea intends to (i) engage in the local manufacturing of certain products to alleviate concerns about the high level of goods being imported into South Korea by the Company,
(ii) engage in targeted promotional and public relations activities designed to address concerns regarding the current business environment for direct selling companies, (iii) promote the development of local distributor leadership, including focused training efforts, compensation plan modifications and the introduction of distributor productivity programs, and (iv) build the local distributor support infrastructure.

      Thailand. The Company, through its subsidiary, Nu Skin Thailand, commenced operations in Thailand on March 13, 1997. According to the WFDSA, direct sales in 1996 totaled $800 million in Thailand, making it the fourteenth largest direct selling market worldwide. The Company's opening in Thailand was supported by more than 200 of NSI's highest ranking distributors, many of whom are from Taiwan and other Asian markets. As of December 31, 1997, Nu Skin Thailand offered 31 of the 90 Nu Skin personal care products and none of the IDN products. Initial revenue growth in the first half of 1997 slowed dramatically in the second half of 1997 due primarily to economic turmoil in Thailand which led to a significant devaluation of the Thai baht and a general slowdown in consumer spending for foreign goods.

      In Thailand, the Company intends to (i) systematically introduce additional Nu Skin personal care products including locally sourced products at a value price, (ii) promote the Company's brand image through public relations efforts, including the endorsement of Nu Skin personal care products by the 1995-1996 Miss Thailand, and (iii) train new distributors in the most effective methods of marketing the Company's products and in becoming effective leaders within NSI's global distributor compensation plan (the "Global Compensation Plan") framework.

      Philippines. The Company, through its subsidiary Nu Skin Philippines, commenced operations in the Philippines on February 4, 1998. The opening was supported by over 150 of NSI's highest ranking distributors. Nu Skin Philippines currently offers 26 of the 90 personal care products, none of the IDN products and 11 personal care products that are manufactured in the Philippines under the brand name Scion. The locally produced Scion personal care product line is priced to appeal to a broader demographic segment of the population than Nu Skin premium products. The Company intends to focus on establishing a stable distributor base prior to implementing product line enhancements. In addition, the Company also has implemented an enhancement to the Global Compensation Plan to provide greater incentives for distributors at low executive levels in this country with relatively low per capita income.

New Market Opportunities

      The Company has developed a low cost, disciplined approach to opening new markets. Each market opening is preceded by a thorough analysis of economic and political conditions, regulatory standards and other business, tax and legal issues. Prior to a market opening, the Company's management team, in conjunction with NSI support personnel, local legal counsel and tax advisors, works to obtain all necessary regulatory approvals and establish facilities capable of meeting distributor needs. This approach, combined with the Global Compensation Plan which motivates distributors to sponsor and train other distributors to sell products in new markets, has enabled the Company to quickly and successfully open new markets.

      The Company has the right to be the exclusive distributor of NSI products in Indonesia, Malaysia, the PRC, Singapore and Vietnam. The Company believes that these countries collectively represent significant markets for future expansion; however, no assurance can be given that Nu Skin operations will ever be commenced in these counties. Generally, the Company, as a matter of policy, does not announce the timing of its opening of new markets.

      There are, however, significant risks and uncertainties associated with the Company's expansion into these countries. The regulatory and political climate in these potential markets is such that a replication of the Company's current operating structure cannot be guaranteed. For example, Malaysia has governmental guidelines that have the effect of limiting foreign ownership of direct selling companies operating in Malaysia to no more than 30%. In addition, because the Company's personal care and nutritional product lines are generally positioned as premium product lines, the market potential for the Company's product lines in relatively less developed countries, such as the PRC and Vietnam, remains to be determined. Modifications to each product line may be needed to accommodate the market conditions in each country, while maintaining the integrity of the Company's products. No assurance can be given that the Company will be able to obtain necessary regulatory approvals to commence operations in these new markets, or that, once such approvals are obtained, the Company and NSI, upon which the Company is largely dependent for product development assistance, will be able to successfully reformulate Nu Skin personal care and IDN product lines in any of the Company's new markets to attract local consumers. Given existing regulatory environments and economic conditions, the Company's entrance into Singapore and Vietnam is not anticipated in the short to mid-term. See "Risk Factors--Entering New Markets" and "--Government Regulation of Products and Marketing; Import Restrictions."

      The following table sets forth certain estimated economic and demographic data in each of the countries for which the Company has an exclusive license but in which the Company has not commenced Nu Skin operations. Although the Company believes that the following table provides a useful basis for evaluating the relative size and growth of the economies and populations of the countries in which the Company intends to operate, no assurance can be given that economic or population data in a particular country will indicate what the Company's results of operations, if any, will be in that country.


                             1996        1996 GDP      1996 GDP      Real GDP
                         Population    (in billions   per capita      Growth
Country                 (in millions)      of $)        (in $)     1996/1995 (%)
-------                 -------------  ------------   -----------  -------------
Indonesia..............     197.4         $224.5         $1,137         7.8%
Malaysia...............      20.5           97.2          4,751         8.2
PRC....................   1,236.0          808.2            654         9.7
Singapore..............       3.0           93.2         30,771         7.0
Vietnam................      76.3           26.1            342         9.3
-------------------
Source:  World Information Services; Country Data Forecasts, March 1997.

      Indonesia. Although historically not open to foreign investment opportunities, in the mid 1990's, Indonesia experienced an emphasis on deregulation and private enterprise and an average annual growth in GDP of 6% from 1985 to 1994. The Indonesian Direct Selling Association reports that there are 750,000 participants in direct selling in the country. During the latter part of 1997, Indonesia experienced a significant devaluation in its local currency and significant economic turmoil. Due to these recent factors, management believes that immediate expansion into this market is not in the Company's best interest.

      Malaysia. According to the WFDSA, more than $760 million in goods and services were sold through the direct selling channel in Malaysia in 1996. There are currently numerous direct selling companies operating in Malaysia. In October 1995, the Company's business permit applications were denied by the Malaysian government as the result of activities by certain NSI distributors before required government approvals could be secured. See "Risk Factors--Potential Negative Impact of Distributor Actions" and "--Potential Effects of Adverse Publicity." Management is continuing to evaluate the time frame in which it will reapproach the Malaysian market.

      PRC. With the PRC's large population and the Company's success in the neighboring and Chinese-speaking countries of Hong Kong and Taiwan, management believes that the PRC may be an attractive market for the Company. However, the PRC has proven to be a particularly difficult market for foreign corporations due to its extensive government regulation and historical political tenets, and no assurance can be given that the Company will be able to establish operations in the PRC. The Company believes that entering the PRC may require the successful establishment of a joint venture enterprise with a Chinese partner and the establishment of a local manufacturing presence. These initiatives would likely require a significant investment over time by the Company. The Company believes that the PRC national regulatory agency responsible for direct selling periodically reviews the regulation of multi-level marketing. Management is aware of recent media reports in the PRC reporting an increasing desire on the part of senior government officers to curtail or even abolish direct selling and multi-level marketing activities. These views may lead to changes in applicable regulations. The Company believes that PRC regulators are currently not issuing direct selling or multi-level marketing licenses and may take action restricting currently licensed direct selling businesses. The Company is actively working on these and other issues including joint ventures and potential marketing alternatives related to possible Nu Skin operations in the PRC. It is not known when or whether the Company will be able to implement in the PRC business models consistent with those used by the Company in other markets. The Company will likely have to apply for licenses on a province by province basis, and the repatriation of the Company's profits will be subject to restrictions on currency conversion and the fluctuations of the government controlled exchange rate. In addition, because distribution systems in the PRC are greatly fragmented, the Company may be forced to use business models significantly different from those used by the Company in more developed countries. The lack of a comprehensive legal system, the uncertainties of enforcement of existing legislation and laws, and potential revisions of existing laws could have an adverse effect on the Company's proposed business in the PRC. See "Risk Factors--Entering New Markets."

      Singapore. In Singapore, relatively high levels of GDP per capita indicate that the country enjoys strong consumer buying power and a dynamic market structure similar to, yet smaller than, Hong Kong. Although direct selling activities are permitted, currently network marketing is not allowed in Singapore. Accordingly, the Company's entrance into Singapore is not anticipated in the short to mid-term. See "--Government Regulation--Regulation of Products and Marketing; Import Restrictions."

      Vietnam. The Company believes that there is little or no direct selling activity in Vietnam. However, the country is moving towards a market-based economy and has recently adopted a freely convertible currency. The Company anticipates that the increase in free enterprise will help to develop the direct selling channel. However, given existing regulatory, environmental and economic conditions, the Company's entrance into Vietnam is not anticipated in the short to mid-term.

Southeast Asian and South Korean Economic Crisis

      During 1997, economic and in some cases political conditions in Southeast Asia and South Korea continued to decline. The region currently labors under declining stock and currency markets, mounting bad bank debt, bankruptcies involving some of its largest business enterprises, excess capacity, decreasing demand for foreign goods and political unrest. These conditions are most significantly reflected in the Company's operating results in South Korea and Thailand. The Company has announced initiatives in each of its existing markets to promote and sustain growth. These initiatives include increasing the local production of products, supplementary product offerings with more moderately priced goods, and enhancing the sales compensation plan to provide for greater commission payouts at lower qualifying levels. No assurances can be given that these initiatives will be successful. See " --Country Profiles" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Outlook" incorporated herein by reference to the Company's 1997 Annual Report, sections of which are filed herewith as Exhibit 13.

Distribution System

      Overview of Distribution System. The foundation of the Company's sales philosophy and distribution system is network marketing. Under most network marketing systems, distributors purchase products for retail sale and personal consumption. Pursuant to the Global Compensation Plan, products are sold exclusively to or through independent distributors who are not employees of the Company or NSI. Distributors contract directly with NSI, and NSI makes such distributors available to the Company through Licensing and Sales Agreements. See "--Relationship with NSI."

      Network marketing is an effective vehicle to distribute the Company's products because (i) a consumer can be educated about a product in person by a distributor, which is more direct than the use of television and print advertisements; (ii) direct sales allow for actual product testing by a potential consumer; (iii) the impact of distributor and consumer testimonials is enhanced; and (iv) as compared to other distribution methods, distributors can give customers higher levels of service and attention, by, among other things, delivering products directly to a consumer and following up on sales to ensure proper product usage and customer satisfaction, and to encourage repeat purchases. Under most network marketing systems, independent distributors purchase products for resale and for personal consumption.

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

      NSI's network marketing program differs from many other network marketing programs in several respects. First, the Global Compensation Plan allows NSI distributors to develop a seamless global network of downline distributors. Second, NSI's order and fulfillment systems eliminate the need for distributors to carry significant levels of inventory. Third, the Global Compensation Plan is among the most financially rewarding plans offered to distributors by network marketing companies, and can result in commissions to distributors aggregating up to 58% of a product's wholesale price. On a global basis, commissions have averaged approximately 42% of revenue from commissionable sales over the last eight years. Because the Company licenses the right to use the Global Compensation Plan from NSI, the structure of the plan, including commission rates, is largely under the control of NSI. See "Risk Factors--Increase in Distributor Compensation Expense."

      The Company's revenue is directly dependent upon the efforts of distributors. Growth in sales volume requires an increase in the productivity of distributors and/or growth in the total number of distributors. Because the distributors have contracted directly with NSI, the Company primarily relies on NSI to enforce distributor policies and procedures. There can be no assurance that the productivity or number of distributors will be sustained at current levels or increased in the future. See "Risk Factors--Reliance Upon Independent Distributors of NSI." Furthermore, the Company estimates that, as of December 31, 1997, approximately 300 distributorships worldwide comprised NSI's Hawaiian Blue Diamond and Blue Diamond executive distributor levels, which are NSI's two highest executive distributor levels and, together with their extensive downline networks, account for substantially all of the Company's revenue. Consequently, the loss of such a high-level distributor or another key distributor, together with a group of leading distributors in such distributor's downline network, or the loss of a significant number of distributors for any reason, could adversely affect the Company's results of operations. See "Risk Factors--Reliance on Certain Distributors; Potential Divergence of Interests between Distributors and the Company."

      Sponsoring. The Company relies solely on NSI distributors to sponsor new distributors. While the Company provides, at cost, product samples, brochures, magazines and other sales materials, distributors are primarily responsible for educating new distributors with respect to products, the Global Compensation Plan, and how to build a successful distributorship.

      The sponsoring of new distributors creates multiple levels in the network marketing structure. Persons whom a distributor sponsors are referred to as "downline" or "sponsored" distributors. If downline distributors also sponsor, they create additional levels in the structure, but their downline distributors remain part of the same downline network as their original sponsoring distributor. See "Risk Factors--Reliance on Certain Distributors; Potential Divergence of Interests between Distributors and the Company."

      Sponsoring activities are not required of distributors. However, because of the financial incentives provided to those who succeed in building a distributor network that consumes and resells products, the Company believes that most of its distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. Generally, distributors invite friends, family members and acquaintances to sales meetings where Company products are presented and where the Global Compensation Plan is explained. People are often attracted to become distributors after using Company products and becoming regular retail customers. Once a person becomes a distributor, he or she is able to purchase products directly from the Company at wholesale prices for resale to consumers or for personal consumption. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users.

      A potential distributor must enter into a standard distributor agreement with NSI which obligates the distributor to abide by NSI's policies and procedures. Additionally, in all countries except Japan, a new distributor is required to enter into a product purchase agreement with the Company's local subsidiary, which governs product purchases. In Japan, Taiwan, Hong Kong and the Philippines, distributors are also required to purchase a starter kit, which includes NSI's policies and procedures, for between $55 and $85, which essentially represents the cost of producing the starter kit. In South Korea and Thailand, distributors are not required to purchase a starter kit.

      Global Compensation Plan. Management believes that one of the Company's key competitive advantages is the Global Compensation Plan, which it licenses from NSI. Distributors receive higher levels of commissions as they advance under the Global Compensation Plan. The Global Compensation Plan is seamlessly integrated across all markets in which Nu Skin personal care and IDN products are sold, which allows distributors to receive commissions for global product sales, rather than merely local product sales. This seamless integration means that the Company's distributor base has global reach and that the knowledge and experience resident in current distributors can be used to build distributor leadership in new markets. Outside of the Company's markets, NSI currently has affiliated operations in the U.S., the United Kingdom, Puerto Rico, Canada, Australia, New Zealand, Ireland, Germany, France, the Netherlands, Belgium, Italy, Spain, Austria, Portugal, Mexico and Guatemala. Allowing distributors to receive commissions at the same rate for sales in foreign countries as for sales in their home country is a significant benefit to distributors because they are not required to establish new distributorships or requalify for higher levels of commissions within each new country in which they begin to operate, which is frequently the case under the compensation plans of the Company's major competitors. Under the Global Compensation Plan, a distributor is paid consolidated monthly commissions in the distributor's home country, in local currency, for product sales in that distributor's global downline distributor network. Current and future distributor lists have been licensed by NSI to the Company pursuant to Licensing and Sales Agreements. See "--Relationship with NSI."

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

      High Level of Distributor Incentives. Based upon its knowledge of network marketing distributor compensation plans, the Company believes that the Global Compensation Plan is among the most financially rewarding plans offered to distributors by network marketing companies. There are two fundamental ways in which distributors can earn money: (i) through retail markups, for which the Company recommends a range from 43% to 60%; and (ii) through a series of commissions on product sales, which can result in commissions to distributors aggregating up to 58% of such product's wholesale price. On a global basis, however, commissions have averaged approximately 42% of revenue from commissionable sales over the last eight years. See "Risk Factors--Increase in Distributor Compensation Expense."

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

      Once a distributor becomes an executive, the distributor can begin to take full advantage of the benefits of commission payments on personal and group sales volume. To achieve executive status, a distributor must submit a qualifying letter of intent and achieve specified personal and group sales volumes for a four-month period of time. To maintain executive status, a distributor must generally also maintain specified personal and group sales volumes each month. An executive's commissions increase substantially as multiple downline distributors achieve executive status. In determining commissions, the number of levels of downline distributors that can be included in an executive's group increases as the number of executive distributorship directly below the executive increases.

      As of the dates indicated below, the Company had the following number of executive distributors.

                      Total Number of Executive Distributors


                                               As of December 31,
                                  ----------------------------------------------
Executive Distributors             1993      1994      1995      1996      1997
                                  ------    ------    ------    ------    ------
Japan............................  2,459     3,613     4,017    10,169    15,756
Taiwan...........................  1,170     2,093     3,014     5,098     4,342
South Korea......................     --        --        --     4,675       898
Thailand.........................     --        --        --        --       308
Hong Kong........................    275       377       519       541       641
      Total......................  3,907     6,083     7,550    20,483    21,945


      On a monthly basis, the Company and NSI evaluate requests for exceptions to the Global Compensation Plan. While the general policy is to discourage exceptions, management believes that the flexibility to grant such exceptions is critical in retaining distributor loyalty and dedication. In each market, distributor services personnel evaluate each such instance and make appropriate recommendations to NSI.

      Distributor Support. The Company is committed to providing high level support services tailored to the needs of its distributors in each market. The Company meets the needs and builds the loyalty of its distributors with personalized distributor service, a support staff that assists distributors as they build networks of downline distributors, and a liberal product return policy. Because many distributors have only a limited number of hours each week to concentrate on their Nu Skin business, management believes that maximizing a distributor's efforts through effective support of each distributor has been and will continue to be important to the success of the Company.

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

      Rules Affecting Distributors. NSI's standard distributor agreement, policies and procedures, and compensation plan contained in every starter and/or introductory kit outline the scope of permissible distributor marketing activities. The Company's distributor rules and guidelines are designed to provide distributors with maximum flexibility and opportunity within the bounds of governmental regulations regarding network marketing. Distributors are independent contractors and are thus prohibited from representing themselves as agents or employees of NSI or the Company. Distributors are obligated to present the Company's products and business opportunity ethically and professionally. Distributors agree that the presentation of the Company's business opportunity must be consistent with, and limited to, the product claims and representations made in literature distributed by the Company. No medical claims may be made regarding the products, nor may distributors prescribe any particular product as suitable for any specific ailment. Even though sponsoring activities can be conducted in many countries, distributors are prohibited from conducting marketing activities outside of countries in which NSI and the Company conduct business and are not allowed to export products from one country to another. See "Risk Factors--Potential Negative Impact of Distributor Actions."

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

      Payment. Distributors generally pay for products prior to shipment. Accordingly, the Company carries no accounts receivable from distributors. Distributors typically pay for products in cash, by wire transfer, and by credit cards. Cash, which represents a large portion of all payments, is received by order takers in the distribution center when orders are personally picked up by a distributor.

Product Summary

      The Company offers products in two distinct categories: personal care products, marketed under the trademark "Nu Skin," and nutritional products, marketed under the trademark "Interior Design Nutritionals" (IDN). The Company is entitled to distribute NSI products in specified Asian countries pursuant to a Regional Distribution Agreement. See "--Relationship with NSI" and "Risk Factors--Relationship with and Reliance on NSI; Potential Conflicts of Interest." NSI markets 90 different personal care and 40 different nutritional products, of which 85 and 24, respectively, were available in at least one of the Company's current markets as of December 31, 1997. Nearly all products sold by the Company are purchased from NSI, with the exception of a line of 11 personal care products which are produced locally in Japan as well as a line of 11 personal care products which are produced locally in the Philippines. In addition to products, the Company offers a variety of sales aids, including items such as starter kits, introductory kits, brochures, product catalogs, videotape and personal care accessories. See "Risk Factors--Product Liability."

      The following chart indicates how many of the Nu Skin personal care and IDN products were available as of December 31, 1997, in each of the Company's current markets.

                 Nu Skin Personal Care and IDN Product Offerings

                                               Total                 Products Offered
                                              Products  ---------------------------------------------
                                             Offered by                     Hong    South
Product Categories/Product Lines                NSI     Japan    Taiwan     Kong    Korea    Thailand
                                             --------------------------------------------------------
Nu Skin Personal Care:
      Facial Care..............................  20       14(1)    13        18       13        10
      Body Care................................  12       10        9        12        9         9
      Hair Care................................  14       13       13        14       12        10
      Color Cosmetics..........................  13       13       13        13        8(2)      -
      Specialty................................  31       18       24        29       10         2
                                                 --       --       --        --       --        --
          Total................................  90       68       72        86       52        31
                                                 ==       ==       ==        ==       ==        ==

      Nutritional Supplements..................  17        7        4         4        1         -
      Nutritious and Healthy Snacks............   7        3        4         6        -         -
      Sports and Fitness Nutritional Products..   1        -        -         -        -         -
      Health Solutions.........................   3        -        -         -        -         -
      Botanical Supplements....................   8        4        3         8        -         -
                                                 --       --       --        --       --        --
          Total................................  40       15       11        18        1         -
                                                 ==       ==       ==        ==       ==        ==
------------------

(1) In Japan,  the Company also sells 11 locally sourced personal care products.
(2) In South Korea, the Company also sells one locally sourced color cosmetic product.

      Presented below are the dollar amount and percentage of revenue of each of the two product categories and other sales aid revenue for the years ended December 31, 1995, 1996 and 1997.

                           Revenue by Product Category

                          Year Ended          Year Ended          Year Ended
                       December 31, 1995   December 31, 1996   December 31, 1997
                       -----------------   -----------------   -----------------
                           $         %         $         %         $         %
Product Category       ---------  ------   ---------  ------   ---------  ------
Nu Skin Personal care..$ 303,387   84.6%   $ 493,609   72.8%   $ 569,156   63.9%
IDN....................   23,959    6.7      138,593   20.4      272,402   30.6
Sales aids.............   31,263    8.7       46,394    6.8       48,990    5.5
                       ---------  ------   ---------  ------   ---------  ------
      Total............$ 358,609  100.0%   $ 678,596  100.0%   $ 890,548  100.0%
                       =========  ======   =========  ======   =========  ======


Nu Skin Personal Care Products

      The Company's current Nu Skin personal care products category is divided into the following lines: facial care, body care, hair care and color cosmetics, as well as specialty products, such as sun protection, oral hygiene and fragrances. Each of the Subsidiaries markets a variety of the 90 personal care products currently offered by NSI. The Company also offers product sets that include a variety of products in each product line as well as small, sample-size packages to facilitate product sampling by potential consumers. The product sets are especially popular during the opening phase of a new country, where distributors and consumers are anxious to purchase a variety of products, and during holiday and gift giving seasons in each market. The Company anticipates the introduction of additional personal care products into each market, based on the likelihood of the particular product's success in the market as well as applicable regulatory approvals. See "Risk Factors--Government Regulation of Products and Marketing; Import Restrictions."

      The Nu Skin personal care products offered in Taiwan and Hong Kong are substantially the same formulations of the products offered by NSI in the U.S. In Japan and South Korea, however, most of the products have been reformulated to satisfy certain regulatory requirements with respect to product ingredients and preservatives and to meet the preferences of Japanese and South Korean consumers.

      The following is a brief description of each line within the personal care product category offered by the Company as of December 31, 1997:

      Facial Care. The goal of the facial care line is to allow users to cleanse thoroughly without causing dryness and to moisturize with effective humectants that allow the skin to attract and retain vital water. The Company's facial care line currently consists of 20 different products: Cleansing Lotion, Facial Scrub, Exfoliant Scrub, Facial Cleansing Bar, Clay Pack, pH Balance Facial Toner, NaPCA Moisturizer, Rejuvenating Cream, Celltrex (called Hylatrex in Japan and South Korea), Intensive Eye Complex, HPX Hydrating Gel, Face Lift and
Activator (two formulas for sensitive and normal skin), Jungamals Lip Balm, Clarifex Cleansing Scrub, Clarifex Mud, Alpha Extra Face, Nu Colour Eye Makeup Remover, MHA Revitalizing Lotion, MHA Revitalizing Lotion with SPF 15 and Interim MHA Diminishing Gel. In addition, Nu Skin Japan also offers a line of four popular skin lightening products and seven additional facial care products designed particularly for Japanese consumers.

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

      Color Cosmetics. In the latter part of 1995, the Company introduced Nu Colour, a new line of color cosmetics, in Hong Kong, Taiwan and Japan. Nu Colour was introduced in South Korea during 1997. The Nu Colour line consists of 13 products with 105 SKU's including MoistureShade Liquid Finish (10), MoistureShade Pressed Powder (8), Blush (9), Eye Shadow (10), Mascara (2), Eyeliner (7), Lip Liner (10), Lipstick (32), DraMATTEics Lip Pencils (6), Lip Gloss, Creme Concealer (5), Finishing Powder and Brow Pencil (4).

      Specialty Products. Epoch is a unique line of ethnobotanical personal care products created in cooperation with well known ethnobotanists. These products, which unite natural compounds used by indigenous cultures with advanced scientific ingredients, include Glacial Marine Mud, Deodorant with Citrisomes, Polishing Bar, LeafClean Hand Wash, Everglide Foaming Shave Gel, Desert Breeze Aftershave, Post Shave Lotion for Women, Infusions Herbal Bath, Emulsions and Firewalker Foot Cream. Epoch was launched in August 1996 in Hong Kong, in October 1996 in Taiwan, in February 1997 in Japan and in December 1997 in South Korea and Thailand. Nu Skin Korea and Nu Skin Thailand currently offer only one Epoch product, Glacial Marine Mud. Glacial Marine Mud is exclusively licensed to NSI for sale in the direct selling channel.

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

      The Company's line of Sunright products is designed to provide a variety of sun screen protection with non-irritating and non-greasy products. The sun protection line includes a sun preparation product that prepares the skin for the drying impact of the sun, five sun screen alternatives with various levels of SPF, and a sun screen lip balm. In the Asian market, the Company's sun care line is currently available in Hong Kong, Japan, Taiwan, South Korea and Thailand. At present, Sunright Lip Balm is not available in Japan. Currently, Sunright Prime Pre & Part Sun Moisturizer and Sunright Lip Balm are not available in Taiwan and South Korea. Nu Skin Thailand currently offers only one Sunright product.

      AP-24, a line of oral health care products which incorporates anti-plaque technology designed to help prevent plaque build-up 24 hours a day, is exclusively licensed to the Company, together with the associated trademark, for sale in the direct selling channel under the trademark AP-24. This product line includes AP-24 Anti-Plaque Toothpaste, AP-24 Anti-Plaque Mouthwash, AP-24 Triple Action Dental Floss, AP-24 Anti-Plaque Breath Spray and the recently introduced AP-24 Whitening Flouride Toothpaste. These products are currently available in Hong Kong and Taiwan. The AP-24 oral health care products for kids are designed to make oral care fun for children and includes Jungamal's Tough Tusk Toothpaste and Jungamal's Fluffy Flamingo Floss.

      The Company offers a men's and a women's fragrance under the Nu Skin trademark Safiro. The Company also offers a Nail Care Kit.

      Product Sets. The Company currently offers product sets that include a sampling of products from a given product line. These package configurations are intended to encourage increased product trials.

Interior Design Nutritionals

      The IDN product category is comprised of 40 products in the following lines: nutritional supplements, nutritious and healthy snacks, sports and fitness nutritional products, health solutions and botanical supplements. IDN is designed to promote healthy, active lifestyles and general well-being through proper diet, exercise and nutrition. Although less developed in the Asian market than the Nu Skin personal care category, each of the Subsidiaries, except Nu Skin Thailand, markets a variety of the IDN products offered by NSI. Nu Skin Korea currently offers only one IDN product, LifePak. In the United States, the IDN division is an official licensee of the U.S. Olympic Committee. In South Korea, LifePak is the official nutritional supplement of the Korean Olympic Committee

      The Company believes that the nutritional supplement market is expanding in Asia because of changing dietary patterns, a health-conscious population and reports supporting the benefits of using vitamin and mineral nutritional supplements. This product line is particularly well suited to network marketing because the average consumer is often uneducated regarding nutritional products. The Company believes that network marketing is a more efficient method than traditional retailing channels in educating consumers regarding the benefits of nutritional products. Because of the numerous over-the-counter vitamin and mineral supplements in Asia, the Company believes that individual attention and testimonials by distributors will provide information and comfort to a potential consumer.

      IDN products generally require reformulation to satisfy the strict regulatory requirements of each Asian market. While each product's concept and positioning are generally the same, regulatory differences between U.S. and Asian markets result in some product ingredient differences. See "Risk Factors--Government Regulation of Products and Marketing." In addition, Asian preferences and regulations favor tablets instead of gel caps, which are typically used in the U.S.

      The following is a brief description of each of the IDN product lines:

      Nutritional Supplements. LifePak and LifePak Trim, the core IDN nutritional supplements, are designed to provide an optimum mix of nutrients including vitamins, minerals, antioxidants and phytonutrients (natural chemical extracts from plants). The introduction of LifePak in Japan in October 1995 resulted in a significant increase in revenue and currently represents approximately 24% of the Company's revenue in Japan. LifePak was launched in Taiwan, Hong Kong and South Korea in October 1996, January 1997 and August 1997, respectively.

      Additional nutritional supplements include: Vitox, which incorporates beta carotene and other important vitamins for overall health; Metabotrim, which provides B vitamins and chromium chelate; Optimum Omega, a pure source of omega 3 fatty acids; Image HNS, an all-around vitamin and antioxidant supplement; and Optigar Q, a blend of co-enzyme Q10 and deodorized garlic. The Company also offers FibreNet, FibreNet Plus and Diene-O-Lean as a part of its nutritional supplement offerings. The IDN Masters Wellness Supplement provides nutrition specifically for an aging generation. Jungamals Children's Chewables combine natural flavors and colors and contain a unique blend of antioxidants, chelated minerals, and vitamins specifically tailored for children. NutriFi contains four grams of soluble and insoluble fibers per serving in a powder that can be added to liquids and foods to supplement the recommended daily amounts of fiber.

      As an enhancement to the core IDN nutritional supplements, LifePak and LifePak Trim, NSI introduced LifePak Women and LifePak Prime. These products address the more specific nutritional needs of women and the aging generation. Also launched by NSI were Life Essentials, a lower cost, more general nutritional supplement, and Nightime Complex with Melatonin, a sleep aid. The Company is currently evaluating the feasibility of introducing these nutritional supplements into its markets.

      Nutritious and Healthy Snacks. As part of the Company's mission to promote a healthy lifestyle and long-term wellness, IDN includes Fiberry Fat-Free Snack Bars and Appeal Lite, a nutritional drink containing chelated minerals and vitamins. The Company also offers Breakbars and Pocket Fuel, nutritious snacks which provide carbohydrates, protein and fiber. In addition, the Company offers a number of other nutritional drinks. Splash C with juice crystals is a healthy beverage providing significant doses of vitamins C and E as well as calcium in each serving. Real fruit juice crystals are added to create orange or lemon flavor. Aloe-mx, a nutritional aloe vera beverage drink, was specifically produced for the Japanese market and introduced in October of 1997.

      Sports and Fitness Nutritional Products. To cater to health conscious individuals with active lifestyles, the IDN Sports Nutrition System offers a comprehensive, flexible program for individuals who desire to optimize performance on an individual basis. The system includes LifePak, OverDrive, a sports supplement licensed by the U.S. Olympic Committee that features antioxidants, B vitamins and chromium chelate, GlycoBar energy bars, and SportaLyte performance drink to help supply the necessary carbohydrates, electrolytes and chelated minerals to optimize performance. Amino Build is a low fat high protein drink mix that is designed to replace nutrients before and after workouts. ProGRAM-16 protein bars are designed to provide nutritional support for individuals seeking optimal performance during high-intensity effort.

      Health Solutions. IDN products include customized supplementation addressing the specialized interests of health conscious individuals. These supplements include Cartilage Formula which contains an advanced blend of glucosamine to help maintain normal structure and function of healthy joints, Eye Formula which contains significant levels of beta-carotene, vitamins C and E to help maintain the normal structure and function of healthy eyes, and St. John's Wart Complex which provides a balanced formula to support general health and emotional well-being.

      Botanical Supplements. Botanical supplements are designed for those who seek the benefits of natural herb and plant extracts. These supplements include Botanagar, Botanavox, Botanaflor, Botanazyme, BotanaEase, BotanaGuard, Botanavive and Botaname. Each supplement addresses a range of issues, including: alertness, digestive maintenance, dietary health support, regular sleep habits, weight management and antioxidant support.

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

Product Guarantees

      The Company believes that it is among the most consumer protective companies in the direct selling industry. For 30 days from the date of purchase, the Company's product return policy allows a retail purchaser to return any product to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the return privilege is in the discretion of the distributor. Because distributors may return unused and resalable products to the Company for a refund of 90% of the purchase price for one year, they are encouraged to provide consumer refunds beyond 30 days. In addition, the product return policy is a material aspect of the success of distributors in developing a retail customer base. The Company's experience with actual product returns has averaged less than 3.5% of annual revenue through 1997.

Product Development and Production

      Product Development Philosophy. The Company is committed to building its brand name and distributor and customer loyalty by selling premium quality, innovative personal care and nutritional products that appeal to broad markets. This commitment is illustrated by the Company's personal care products slogan "All of the Good and None of the Bad" and its nutritional products slogan "Adding Life to Years." The Company's product philosophy is to combine the best of science and nature and to include in each of its products the highest quality ingredients. For example, Nu Skin personal care products do not contain soaps and other harsh cleansers that can dry and irritate skin, undesirable oils such as lanolin, elements known to be irritating and pore clogging, volatile alcohols such as ethyl alcohol, and conditioning agents that leave heavy residues. This philosophy has led to the Company being one of the only personal care companies in Japan to disclose every ingredient to consumers. This philosophy has also led to the Company's commitment to avoid any ingredients in nutritional supplements that are reported to have any long-term addictive or harmful effects, even if short-term effects may be desirable. Independent distributors need to have confidence that they are distributing the best products available in order to have a sense of pride in their association with the Company and to have products that are distinguishable from "off the shelf" products. NSI and the Company are committed to developing and providing quality products that can be sold at an attractive retail price and allow the Company to maintain reasonable profit margins.

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

      Historically, one of the reasons for the success of the Nu Skin personal care product lines has been their gender neutral positioning. This product positioning substantially expands the size of the traditional skin and hair care market. NSI's IDN product lines have historically been positioned to be age neutral. However, with a substantial distributor and user base established, the Company believes that it can further increase its market share in both the personal care and the nutritional products categories by introducing age and gender specific products, additional vitamin products targeted to seniors, and personal care products targeted to either men or women.

      Production. Although the Company is investigating the possibility of manufacturing certain products within specific markets, virtually all of the Company's products are currently sourced through NSI and are produced by manufacturers unaffiliated with NSI. The Company currently has little or no direct contact with these manufacturers. The Company's profit margins and its ability to deliver its existing products on a timely basis are dependent upon the ability of NSI's outside manufacturers to continue to supply products in a timely and cost-efficient manner. Furthermore, the Company's ability to enter new markets and sustain satisfactory levels of sales in each market is dependent in part upon the ability of suitable outside manufacturers to reformulate existing products, if necessary to comply with local regulations or market environments, for introduction into such markets. Finally, the development of additional new products in the future will likewise be dependent in part on the services of suitable outside manufacturers.

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

      With respect to products purchased by the Company from NSI, NSI currently relies on two unaffiliated manufacturers to produce approximately 70% and 80% of its personal care and nutritional products, respectively. NSI has a written contract with the primary supplier of the Company's personal care products that expires at the end of 2000. An extension to such contract is currently being negotiated. NSI does not currently have a written contract with the primary supplier of the Company's nutritional products. The Company believes that in the event NSI's relationship with any of its key manufacturers is terminated, NSI will be able to find suitable replacement manufacturers. However, there can be no assurance that the loss of either manufacturer would not have a material adverse effect on the Company's business and results of operations. See "Risk Factors--Reliance on and Concentration of Outside Manufacturers."

Relationship With NSI

      As of March 5, 1997, approximately 98% of the combined voting power of the outstanding shares of Common Stock was held by the shareholders of NSI and their affiliates. As a result, when acting as stockholders of the Company, these shareholders of NSI and their affiliates will consider the short-term and long-term impact of all stockholder decisions on the consolidated financial results of NSI and the Company. See "Risk Factors--Relationships with and Reliance on NSI; Potential Conflicts of Interest." In addition, the Company has entered into distribution, trademark/tradename license, licensing and sales, and management services agreements (the "Operating Agreements") with NSI and NSIMG, summary descriptions of which are set forth below. Such summaries are qualified in their entirety by reference to the Operating Agreements in effect and as they may be amended from time to time. In the future the Company may enter into amendments to the Operating Agreements or additional agreements with NSI or NSIMG. The Company is almost completely dependent on the Operating Agreements to conduct its business, and in the event NSI is unable or unwilling to perform its obligations under the Operating Agreements, or terminates the Operating Agreements as provided therein, the Company's business and results of operations will be adversely affected. See "Risk Factors--Relationship with and Reliance on NSI; Potential Conflicts of Interest."

      The South Korean Operating Agreements differ in various minor ways from the Company's other Operating Agreements. With the exception of the minor modification of certain terms, the Operating Agreements described below will remain in effect following consummation of the NSI Acquisition.

      Distribution Agreements. The Company has entered into a regional distribution agreement (the "Regional Distribution Agreement") with NSI, through Nu Skin Hong Kong, pursuant to which NSI has granted to the Company the exclusive right to sell and distribute Nu Skin personal care and IDN products and sales aids in the Company's markets. Nu Skin Japan, Nu Skin Taiwan, Nu Skin Korea, Nu Skin Thailand and Nu Skin Philippines have each entered into wholesale distribution agreements (the "Wholesale Distribution Agreements") with Nu Skin Hong Kong, pursuant to which each such Subsidiary has been granted the right to sell and distribute Nu Skin personal care and IDN products in its respective country. The following discussion summarizes the terms of the Regional Distribution Agreement and the Wholesale Distribution Agreements for each of the Subsidiaries, other than the Wholesale Distribution Agreement for Nu Skin Korea, which is discussed below.

      The Company has the right to purchase any Nu Skin personal care or IDN products, subject to unavailability due to local regulatory requirements. See "--Government Regulation." Purchases are made by submission of a purchase order to NSI, which NSI must accept unless it has insufficient inventory to fill the order. In determining whether it has sufficient inventory to fill a given order, NSI is required to treat the Company on a parity basis with its other affiliates.

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

      The Company, through its subsidiary Nu Skin Hong Kong, purchases virtually all of its products from NSI. Nu Skin Hong Kong pays for its purchases from NSI under the Regional Distribution Agreement in U.S. dollars, while the other Subsidiaries pay for their purchases from Nu Skin Hong Kong under the Wholesale Distribution Agreements in their local currency. Nu Skin Hong Kong therefore bears significant currency exchange risk as a result of purchases from NSI on behalf of the other Subsidiaries. See "Risk Factors--Currency Risks."

      The Company is responsible for paying for and obtaining government approvals and registrations necessary for importation of Nu Skin personal care and IDN products into its markets. In addition, the Company is responsible for obtaining any government approvals, including any filings and notifications, necessary for the effectiveness of the Regional Distribution Agreement and the Wholesale Distribution Agreements or for the parties performance thereunder. See "Risk Factors--Government Regulation of Products and Marketing; Import Restrictions."

      NSI is generally responsible for paying for the research, development and testing of the products sold to the Company, including any product reformulations needed to comply with local regulatory requirements. NSI warrants as to the merchantability of, and its title to, such products. NSI has further indemnified the Company from losses and liability relating to claims arising out of alleged or actual defects in the design, manufacture or content of its products. NSI is required to maintain insurance covering claims arising from the use of its products and to cause each Subsidiary to be a named insured on such insurance policy. See "Risk Factors--Product Liability."

      The Company is prohibited from selling Nu Skin personal care and IDN products outside of the countries for which it has an exclusive distribution license, except that the Company may sell certain Nu Skin personal care and IDN products to NSI affiliates in Australia and New Zealand. In addition, the Company is prohibited from selling products which directly or indirectly compete with Nu Skin personal care and IDN products in any country without NSI's prior consent, which consent will not be unreasonably withheld or delayed. The Company may sell non-competing products without restriction.

      The Company may manufacture products which do not compete with Nu Skin personal care and IDN products without restriction but may not manufacture products which compete directly or indirectly with Nu Skin personal care and IDN products without NSI's prior consent, which consent will not be unreasonably withheld or delayed. Any products manufactured by the Company carrying an NSI trademark will be subject to the Trademark/Tradename License Agreements with NSI described below and will require the payment to NSI of certain royalties as set forth therein. If NSI discontinues a product that the Company would like to continue to sell, the Company may elect to manufacture the product itself or through a third party manufacturer unless NSI has a competing product. In this event, NSI has agreed to license the product formulation and any associated trademarks and tradenames to the Company pursuant to the Trademark/Tradename License Agreements described below.

      When the Company determines to commence operations using its business model in Indonesia, Malaysia, the PRC, Singapore or Vietnam, NSI has agreed under the Regional Distribution Agreement to enter into new Trademark/Tradename License Agreements and Licensing and Sales Agreements substantially similar to those described below.

      Trademark/Tradename License Agreements. The following discussion summarizes the terms of the Trademark/Tradename License Agreements for each of the Subsidiaries. Pursuant to the Trademark/Tradename License Agreements, NSI has granted to each Subsidiary an exclusive license to use in its market the Nu Skin and IDN trademarks, the individual product trademarks used on Nu Skin personal care and IDN products and any NSI tradenames. Each of the Subsidiaries may thus use the licensed trademarks and tradenames on products and commercial materials not purchased from NSI, including locally sourced products and commercial materials and products and commercial materials manufactured by such Subsidiary and may grant a sub-license, with the consent of NSI, for the licensed trademarks and tradenames in its market. In addition, each Subsidiary has the right to export such products and commercial materials into other Company markets with NSI's consent, which consent shall not be unreasonably withheld or delayed.

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

      Licensing and Sales Agreements. Currently, all distributor agreements are entered into between the distributor and NSI rather than with the Company. Therefore, the Company does not own the distributor lists or the distribution system, the Global Compensation Plan, copyrights and related intangibles. Consequently, each of the Subsidiaries has entered into a Licensing and Sales Agreement with NSI. The following discussion summarizes the terms of the Licensing and Sales Agreement for each of the Subsidiaries, other than the Licensing and Sales Agreement for Nu Skin Korea where the intercompany agreements are modified to comply with local regulations.

      The Licensing and Sales Agreements include a license to the Company to use the distributor lists, the Global Compensation Plan, know how, distributor system and related intellectual property exclusively in its markets. The Company pays a license fee to NSI of 4% of the Company's revenue from product sales (excluding starter and introductory kits) to NSI distributors for the use of such licensed property. The Company may not grant a sublicense for the licensed property.

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

      The Company and the Subsidiaries are contractually obligated to pay a distributor commission expense of 42% of commissionable product sales. The Licensing and Sales Agreements provide that the Company is to satisfy this obligation by paying commissions owed to local distributors. In the event that these commissions exceed 42% of commissionable product sales, the Company is entitled to receive the difference from NSI. In the event that the commissions paid are lower than 42%, the Company must pay the difference to NSI. Under this formulation, the Company's total commission expense is fixed at 42% of commissionable product sales in each country. The 42% figure has been set on the basis of NSI's experience over the past eight years which indicates that actual commissions paid in a given year together with the cost of administering the Global Compensation Plan average approximately 42% of commissionable product sales for such year. In the event that actual commissions payable to distributors from sales in the Company's markets vary from these historical results, whether as a result of changes in distributor behavior or changes to the Global Compensation Plan or in the event that NSI's cost of administering the Global Compensation Plan increases or decreases, the Licensing and Sales Agreements provide that the settlement of distributor commission expense between the Company and NSI may be modified to more accurately reflect actual results. See "Risk Factors--Potential Increase in Distributor Compensation Expense."

      In addition to payments to local distributors, the Company is generally responsible for distributor support and relations within Japan, Taiwan, Hong Kong, South Korea, Thailand and the Philippines. The Company has agreed to use its best efforts to support the development of NSI's distributor network in its markets by purchasing starter or introductory kits from NSI and selling them to potential NSI distributors.

      NSI has agreed to take such actions as the Company may reasonably request to protect its and the Company's rights to the property licensed under the Licensing and Sales Agreements from infringement and related claims and has indemnified the Company from losses and liability resulting from such claims. Both NSI and the Company are required to maintain insurance coverage adequate to insure their assets and financial stability. NSI is responsible for ensuring that the property licensed under the Licensing and Sales Agreements complies with local laws and regulations, including direct selling laws. See "Risk Factors--Government Regulation of Direct Selling Activities."

      Management Services Agreements. The following discussion summarizes the terms of the Management Services Agreements which each of the Subsidiaries have entered into with NSIMG. Pursuant to the Management Services Agreements, NSIMG has agreed to provide a variety of management and support services to each Subsidiary. These services include management, legal, financial, marketing and distributor support/training, public relations, international expansion, human resources, strategic planning, product development and operations administration services. Most of NSI's senior management personnel and most employees who deal with international issues are employees of NSIMG.

      Generally, the management and support services are provided by employees of NSI and NSIMG acting through NSIMG either (i) on a temporary basis in a specific consulting role or (ii) on a full-time basis in a management position in the country in which the services are required. The Management Services Agreements do not cover the services of many of the Company's executive officers. See "Management--Executive Compensation."

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

Competition

      Personal Care and Nutritional Products. The markets for personal care and nutritional products are large and intensely competitive. The Company competes directly with companies that manufacture and market personal care and nutritional products in each of the Company's product categories and product lines. The Company competes with other companies in the personal care and nutritional products industry by emphasizing the value and premium quality of the Company's products and the convenience of the Company's distribution system. Many of the Company's competitors have much greater name recognition and financial resources than the Company. In addition, personal care and nutritional products can be purchased in a wide variety of channels of distribution. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person or through a catalog, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other personal care and nutritional product companies. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future.

      Network Marketing Companies. The Company also competes with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition and financial resources. The leading network marketing company in the Company's existing markets is Amway Corporation and its affiliates. The Company competes for new distributors on the basis of the Global Compensation Plan and its premium quality products. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years. The Company has been advised that certain large, well-financed corporations are planning to launch direct selling enterprises which will compete with the Company in certain of its product lines. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition. See "Risk Factors--Competition."

Government Regulation

      Direct Selling Activities. Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. In Japan, the Company's distribution system is regulated under the "Door-to-Door" Sales Law, which requires the submission of specific information concerning the Company's business and products and which provides certain cancellation and cooling-off rights for consumers and new distributors. In Taiwan, the Fair Trade Law (and the Enforcement Rules and Supervisory Regulations of Multi-Level Sales) requires the Company to comply with registration procedures and also provides distributors with certain rights regarding cooling-off periods and product returns. The Company also complies with South Korea's strict Door-to-Door Sales Act, which requires, among other things, the regular reporting of revenue, the registration of distributors together with the issuance of a registration card, and the maintaining of a current distributor registry. This law also limits the amount of sponsoring bonuses that a registered multi-level marketing company can pay to its distributors to 35% of revenue in a given month. In Thailand and the Philippines, currently there are no laws (other than general fair trade laws) directly regulating direct selling or multi-level marketing activities. See "Risk Factors--Potential Effects of Adverse Publicity" and "--Government Regulation of Direct Selling Activities."

      Based on research conducted in opening its existing markets (including assistance from local counsel), the nature and scope of inquiries from government regulatory authorities and the Company's history of operations in such markets to date, the Company believes that its method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which the Company currently operates. Even though management believes that laws governing direct selling are generally becoming more permissive in certain Asian countries, many countries, including Singapore, one of the Company's potential markets, currently have laws in place that would prohibit the Company and NSI from conducting business in such markets. There can be no assurance that the Company will be allowed to conduct business in each of the new markets or continue to conduct business in each of its existing markets licensed from NSI. See "Risk Factors--Entering New Markets."

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

      The Japanese MOHW requires the Company to possess an import business license and to register each personal care product imported into Japan. Packaging and labeling requirements are also specified. The Company has had to reformulate many products to satisfy MOHW regulations. In Japan, nutritional foods, drugs and quasi-drugs are all strictly regulated. The chief concern involves the types of claims and representations that can be made regarding the efficacy of nutritional products. The Company's successful introduction of IDN nutritional supplements in Japan was achieved by utilizing the combined efforts of NSI's technical staff as well as external consultants.

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

      In Thailand, personal care products are regulated by the Food and Drug Association, and all of the initial Nu Skin personal care products to be introduced in Thailand have qualified for simplified registration procedures under Thai law.

      In the Philippines, personal care products are regulated by the Bureau of Food and Drug, and all of the initial NSI personal care products to be introduced in the Philippines have qualified for simplified registration procedures under Philippine law.

      Regulation of Potential Markets. Each of the proposed new markets will present additional unique difficulties and challenges. The PRC, for example, has proven to be a particularly difficult market for foreign corporations due to its extensive government regulation and the historical political tenets, and no assurance can be given that the Company will be able to establish operations in the PRC. The Company believes that entering the PRC may require the successful establishment of a joint venture enterprise with a Chinese partner and the establishment of a local manufacturing presence. These initiatives would likely require a significant investment over time by the Company. The Company believes that the PRC national regulatory agency responsible for direct selling periodically reviews the regulation of multi-level marketing. Management is aware of recent media reports in the PRC reporting an increasing desire on the part of senior government officers to curtail or even abolish direct selling and multi-level marketing activities. These views may lead to changes in applicable regulations. The Company believes that PRC regulators are currently not issuing direct selling or multi-level marketing licenses and may take action restricting currently licensed direct selling businesses. The Company is actively working on these and other issues including joint ventures and potential marketing alternatives related to possible Nu Skin operations in the PRC. It is not known when or whether the Company will be able to implement in the PRC business models consistent with those used by the Company in other markets. The Company will likely have to apply for licenses on a province by province basis, and the repatriation of the Company's profits will be subject to restrictions on currency conversion and the fluctuations of the government controlled exchange rate. In addition, because distribution systems in the PRC are greatly fragmented, the Company may be forced to use business models significantly different from those used by the Company in more developed countries. The lack of a comprehensive legal system, the uncertainties of enforcement of existing legislation and laws, and potential revisions of existing laws could have an adverse effect on the Company's proposed business in the PRC. See "Risk Factors--Entering New Markets."

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

      As is the case with most companies which operate in the Company's product segment, NSI and the Company have from time to time received inquiries from various government regulatory authorities regarding the nature of their businesses and other issues such as compliance with local direct selling, customs, taxation, foreign exchange control, securities and other laws. Although to date none of these inquiries has resulted in a finding materially adverse to the Company or NSI, adverse publicity resulting from inquiries into NSI's operations by certain government agencies in the early 1990's, stemming in part out of inappropriate product and earnings claims by distributors, materially adversely affected NSI's business and results of operations. There can be no assurance that the Company or NSI will not face similar inquiries in the future, which, either as a result of findings adverse to the Company or NSI or as a result of adverse publicity resulting from the instigation of such inquiries, could have a material adverse effect on the Company's business and results of operations. See "Risk Factors--Potential Effects of Adverse Publicity."

      The Subsidiaries are periodically subject to reviews and audits by various governmental agencies, particularly in new markets, where the Company has experienced high rates of growth. In early 1997, the South Korean Ministry of Trade, Industry and Energy commenced an examination of the largest foreign and domestic owned network marketing companies in South Korea, including Nu Skin Korea. The purposes of the examination were stated to be to monitor how companies are operating and to audit current business practices. In addition, Nu Skin Korea has been subject to an audit by the South Korean Customs Service. Management believes that this audit was precipitated largely as a result of Nu Skin Korea's rapid growth and its position as the largest importer of cosmetics and personal care products in South Korea as well as by recent South Korean trade imbalances. The Customs Service has reviewed a broad range of issues relating to the operations of Nu Skin Korea, with a focus on reviewing customs valuation issues and intercompany payments.

      The Customs Service resolved certain issues related to its audit without imposing sanctions. The intercompany payment issue was referred to various other government agencies, which have also recently concluded their reviews and found no wrong-doing and imposed no fines, sanctions or other restrictions. The import valuation issues, which management considers to be routine in light of the Company's extensive import and export activities, were referred to the valuation division of the Customs Service. See "Risk Factors--Potential Negative Impact of Distributor Actions." Management believes that other major importers of cosmetic products and foreign-owned direct selling companies have also been the focus of regulatory reviews by South Korean authorities.

      Businesses which are more than 50% owned by non-citizens are not permitted to operate in Thailand unless they have an Alien Business Permit, which is frequently difficult to obtain. The Company is currently operating under the Treaty of Amity and Economic Relations between Thailand and the United States (the "Treaty of Amity"). Under the Treaty of Amity, an Alien Business Permit is not required if a Thailand business is owned by an entity organized in the United States, a majority of whose owners are U.S. citizens or entities. From time to time, it has been reported that certain Thailand government officials have considered supporting the termination of the Treaty of Amity. The Company could face particular difficulties in continuing operations in Thailand if the Treaty of Amity were terminated and the Company were forced to obtain an Alien Business Permit.

      Based on the Company's and NSI's experience and research (including assistance from counsel) and the nature and scope of inquiries from government regulatory authorities, the Company and NSI believe that they are in material compliance with all regulations applicable to them. Despite this belief, either the Company or NSI could be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by independent distributors. In 1994, NSI and three of its distributors entered into a consent decree with the Federal Trade Commission (the "FTC") with respect to its investigation of certain product claims and distributor practices, pursuant to which NSI paid approximately $1 million to settle the FTC investigation. In
August 1997, NSI reached a settlement with the FTC with respect to certain product claims and its compliance with the 1994 consent decree, pursuant to which settlement NSI paid $1.5 million to the FTC. During 1997, NSI also voluntarily agreed to recall and rewrite virtually all of its sales and marketing materials to address FTC concerns. In February 1998, the State of Pennsylvania filed a lawsuit against NSI and one of its affiliates Big Planet, Inc., alleging violations of Pennsylvania law. In early March 1998, NSI and Big Planet agreed to suspend for 30 days all sales and recruitment efforts related to Big Planet's potential electricity marketing program. Big Planet also volunteered certain other restrictions on its business. NSI's primary business of distributing personal care and nutritional products was unaffected by the lawsuit. These events were reported in certain media.

       Any assertion or determination that either the Company, NSI or any NSI distributors are not in compliance with existing laws or regulations could have a material adverse effect on the Company's business and results of operations. In addition, in any country or jurisdiction, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on the Company's business and results of operations. The Company cannot determine the effect, if any, that future governmental regulations or administrative orders may have on the Company's business and results of operations. Moreover, governmental regulations in countries where the Company plans to commence or expand operations may prevent, delay or limit market entry of certain products or require the reformulation of such products. Regulatory action, whether or not it results in a final determination adverse to the Company or NSI, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on the Company's sales and earnings. See "Risk Factors--Potential Effects of Adverse Publicity" and "--Entering New Markets."

Employees

      As of December 31, 1997, the Company had approximately 1,000 full-time and part-time employees. None of the employees is represented by a union or other collective bargaining group. The Company believes its relationship with its employees is good, and does not currently foresee a shortage in qualified personnel needed to operate the business. Each Subsidiary is directed by an experienced manager.

Risk Factors

      There are certain significant risks facing the Company, many of which are substantial in nature. Stockholders and prospective stockholders in the Company should consider carefully the following risks and information in conjunction with the other information contained herein. The risk factors relate to the Company's business prior to the contemplated NSI Acquisition. Certain of these factors may be impacted by the proposed NSI Acquisition; however, no assurance can be given that the NSI Acquisition will be consummated. See "Recent Developments."

      Reliance Upon Independent Distributors of NSI. The Company distributes its products exclusively through independent distributors who have contracted directly with NSI to become distributors. Consequently, the Company does not contract directly with distributors but licenses its distribution system and distributor force from NSI. Distributor agreements with NSI are voluntarily terminable by distributors at any time. The Company's revenue is directly dependent upon the efforts of these independent distributors, and any growth in future sales volume will require an increase in the productivity of these distributors and/or growth in the total number of distributors. As is typical in the direct selling industry, there is turnover in distributors from year to year, which requires the sponsoring and training of new distributors by existing distributors to maintain or increase the overall distributor force and motivate new and existing distributors. The Company experiences seasonal decreases in distributor sponsoring and product sales in some of the countries in which the Company operates because of local holidays and customary vacation periods. The size of the distribution force can also be particularly impacted by general economic and business conditions and a number of intangible factors such as adverse publicity regarding the Company or NSI, or the public's perception of the Company's products, product ingredients, NSI's distributors or direct selling businesses in general. Historically, the Company has experienced periodic fluctuations in the level of distributor sponsorship (as measured by distributor applications). However, because of the number of factors that impact the sponsoring of new distributors, and the fact that the Company has little control over the level of sponsorship of new distributors, the Company cannot predict the timing or degree of those fluctuations. There can be no assurance that the number or productivity of the Company's distributors will be sustained at current levels or increased in the future. In addition, the number of distributors as a percentage of the population in a given country or market could theoretically reach levels that become difficult to exceed due to the finite number of persons inclined to pursue a direct selling business opportunity. This is of particular concern in Taiwan, where industry sources have estimated that up to 10% of the population is already involved in some form of direct selling.

      Since distributor agreements are entered into between NSI and distributors, all of the distributors who generate revenue for the Company are distributors of NSI. See "--Relationship with and Reliance on NSI; Potential Conflicts of Interest." Because distributors are independent contractors of NSI, neither NSI nor the Company is in a position to provide the same level of direction, motivation and oversight as either would with respect to its own employees. The Company relies on NSI to enforce distributors policies and procedures. Although NSI has a compliance department responsible for the enforcement of the policies and procedures that govern distributor conduct, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status, as well as the impact of regulations in certain countries that limit the ability of NSI and the Company to monitor and control the sales practices of distributors.

      Currency Risks. The Company's foreign-derived sales and selling, general and administrative expenses are converted to U.S. dollars for reporting purposes. Consequently, the Company's reported earnings are significantly impacted by changes in currency exchange rates, generally increasing with a weakening dollar and decreasing with a strengthening dollar. In addition, the Company purchases inventory from NSI in U.S. dollars and assumes currency exchange rate risk with respect to such purchases. Local currency in Japan, Taiwan, Hong Kong, South Korea, Thailand and the Philippines is generally used to settle non-inventory transactions with NSI. Given the uncertainty of the extent of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition. However, because nearly all of the Company's revenue is realized in local currencies and the majority of its cost of sales is denominated in U.S. dollars, the Company's gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening in the U.S. dollar.

      The Company believes that a variety of complex factors impact the value of local currencies relative to the U.S. dollar including, without limitation, interest rates, monetary policies, political environments, and relative economic strengths. The Company has been subject to exceptionally high volatility in currency exchange rates in certain markets during 1997. In order to partially offset the anticipated effect of these currency fluctuations, the Company implemented a price increase on certain of its products of between 5% and 9% on average in 1997. There can be no assurance that future currency fluctuations will not result in similar concerns or adversely affect the performance of the price of the Class A Common Stock. Although the Company tries to reduce its exposure to fluctuations in foreign exchange rates by using hedging transactions, such transactions may not entirely offset the impact of currency fluctuations. Accordingly, in the face of a strengthening of the U.S. dollar, the Company's earnings will be adversely affected. The Company does not use hedging transactions for trading or speculative purposes. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations," incorporated herein by reference to the Company's 1997 Annual Report, sections of which are filed herewith as Exhibit 13--Currency Fluctuation and Exchange Rate Information."

      Risks Related to the Proposed NSI Acquisition. The Company believes that the proposed NSI Acquisition will offer opportunities for long-term efficiencies in operations that should positively affect future results of the combined operations of the Company and the Acquired Entities. However, no assurances can be given whether or when such efficiencies will be realized. In addition, the combined companies will be more complex and diverse than the Company individually, and the combination and continued operation of their distinct business operations will present difficult challenges for the Company's management due to the increased time and resources required in the management effort. While management and the Board of Directors of the Company believe that the combination can be effected in a manner which will increase the value of the Company and the Acquired Entities, no assurance can given that such realization of value will be achieved. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference to the Company's 1997 Annual Report, sections of which are filed herewith as
Exhibit 13.

      Although the parties to the NSI Acquisition have entered into definitive agreements, the closing of the NSI Acquisition is subject to the timely satisfaction of certain conditions contained in the Acquisition Agreement. Although the Company currently expects that such closing conditions will be satisfied or waived, there can be no assurance that the closing of the NSI Acquisition will occur. Such conditions include, among others, the receipt of an opinion from the Company's independent public accountants with respect to certain tax matters of the NSI Acquisition, the receipt of all necessary consents and approvals from governmental officials and other third parties and the absence of any material adverse change in the business or operations of the Acquired Entities.

      Potential Effects of Adverse Publicity. The size of the distribution force and the results of the Company's operations can be particularly impacted by adverse publicity regarding the Company or NSI, or their competitors, including publicity regarding the legality of network marketing, the quality of the Company's products and product ingredients or those of its competitors, regulatory investigations of the Company or the Company's competitors and their products, distributor actions and the public's perception of NSI's distributors and direct selling businesses generally.

      In 1991 and 1992, NSI was the subject of investigations by various regulatory agencies of eight states. All of the investigations were concluded satisfactorily. However, the publicity associated with the investigations resulted in a material adverse impact on NSI's results of operations. The denial by the Malaysian government in 1995 of the Company's business permit applications due to distributor actions resulted in adverse publicity for the Company. See"--Potential Negative Impact of Distributor Actions." In South Korea, publicity generated by a coalition of consumer groups targeted at a competitor of the Company negatively impacted the Company's operations in 1997. In addition, the South Korean government and certain consumer and trade organizations have expressed concerns which have attracted media attention regarding South Korean consumption of luxury and foreign products, in general. The Company believes that the adverse publicity resulting from these claims and media campaigns has adversely affected and may continue to adversely affect the direct selling industry and the Company's South Korean operations. See "--Seasonality and Cyclicality; Variations in Operating Results." The State of Pennsylvania recently filed an action against NSI for alleged violations of Pennsylvania law relating to activities of Nu Skin distributors promoting a business called Big Planet. The filing of the action precipitated certain negative media coverage just may have an impact on the operations of the Company and its affiliates. There can be no assurance that the Company will not be subject to adverse publicity in the future as a result of regulatory investigations or actions, whether of the Company or its competitors, distributor actions, actions of competitors or other factors, or that such adverse publicity will not have a material adverse effect on the Company's business or results of operations. See "--Government Regulation of Direct Selling Activities," "--Government Regulation of Products and Marketing; Import Restrictions," "--Other Regulatory Issues" and "--Entering New Markets."

      Potential Negative Impact of Distributor Actions. Distributor actions can negatively impact the Company and its products. From time to time, the Company receives inquiries from regulatory agencies precipitated by distributor actions. For example, in October 1995, the Company's business permit applications were denied by the Malaysian government as the result of activities by certain NSI distributors before required government approvals could be secured. NSI subsequently terminated the distributorship rights of some of the distributors involved and elected to withdraw from the Malaysian market for a period of time. The denial by the Malaysian government of the Company's business permit applications resulted in adverse publicity for the Company. See "--Other Regulatory Issues." Distributor activities in other countries in which the Company has not commenced operations may similarly result in an inability to secure, or delay in securing required regulatory and business permits. See "Business--New Market Opportunities." In addition, the publicity which can result from a variety of potential distributor activities such as inappropriate earnings claims, product representations or improper importation of Nu Skin products from other markets, can make the sponsoring and retaining of distributors more difficult, thereby negatively impacting sales. See "--Potential Effects of Adverse Publicity." Furthermore, the Company's business and results of operations could be adversely affected if NSI terminates a significant number of distributors or certain distributors who play a key role in the Company's distribution system. There can be no assurance that these or other distributor actions will not have a material adverse effect on the Company's business or results of operations. The recent action filed by the State of Pennsylvania against the Company resulted from improper distributor actions. See "--Potential Effects of Adverse Publicity."

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

      The direct selling industry in Asia is impacted by certain seasonal trends such as major cultural events and vacation patterns. For example, sales are generally affected by local New Year celebrations in Japan, Taiwan, Hong Kong, South Korea and Thailand, which occur in the Company's first quarter. Management believes that direct selling in Japan is also generally negatively impacted during August, when many individuals traditionally take vacations.

      Generally, the Company has experienced rapid revenue growth in each new market from the commencement of operations. In Japan, Taiwan and Hong Kong, the initial rapid revenue growth was followed by a short period of stable or declining revenue followed by renewed growth fueled by new product introductions, an increase in the number of active distributors and increased distributor productivity. The Company's operations in South Korea experienced a significant decline in 1997 which was due in part to a business cycle common to new markets opened by the Company but which was due primarily to general economic turmoil and adverse business conditions. See "--Potential Effects of Adverse Publicity." An additional factor which the Company believes has contributed to revenue decline in South Korea is the focus of key distributors on other recently-opened markets, including Thailand.

      In addition, the Company may experience variations in its results of operations, on a quarterly basis as new products are introduced and new markets are opened. There can be no assurance that current revenue and productivity trends will be maintained in any of these markets or that future results of operations will follow historical performance.

      Government Regulation of Direct Selling Activities. Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. In Japan, the Company's distribution system is regulated under the "Door-to-Door" Sales Law, which requires the submission of specific information concerning the Company's business and products and which provides certain cancellation and cooling-off rights for consumers and new distributors. Management has been advised by counsel that in some respects Japanese laws are becoming more restrictive with respect to direct selling in Japan. In Taiwan, the Fair Trade Law (and the Enforcement Rules and Supervisory Regulations of Multi-Level Sales) requires the Company to comply with registration procedures and also provides distributors with certain rights regarding cooling-off periods and product returns. The Company also complies with South Korea's strict Door-to-Door Sales Act, which requires, among other things, the regular reporting of revenue, the registration of distributors together with the issuance of a registration card, and the maintaining of a current distributor registry. This law also limits the amount of commissions that a registered multi-level marketing company can pay to its distributors to 35% of revenue in a given month. In Thailand and the Philippines, general fair trade laws impact direct selling and multi-level marketing activities.

      Based on research conducted in opening its existing markets (including assistance from local counsel), the nature and scope of inquiries from government regulatory authorities and the Company's history of operations in such markets to date, the Company believes that its method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of all of the countries in which the Company currently operates. Many countries, however, including Singapore, one of the Company's potential markets, currently have laws in place that would prohibit the Company and NSI from conducting business in such markets. There can be no assurance that the Company will be allowed to conduct business in each of the new markets or continue to conduct business in each of its existing markets licensed from NSI. See "--Entering New Markets."

      Government Regulation of Products and Marketing; Import Restrictions. The Company and NSI are subject to or affected by extensive governmental regulations not specifically addressed to network marketing. Such regulations govern, among other things, (i) product formulation, labeling, packaging and importation, (ii) product claims and advertising, whether made by the Company, NSI or NSI distributors, (iii) fair trade and distributor practices, (iv) taxes, transfer pricing and similar regulations that affect foreign taxable income and customs duties, and (v) regulations governing foreign companies generally.

      With the exception of a small percentage of revenues in Japan, virtually all of the Company's sales historically have been derived from products purchased from NSI. All of those products historically have been imported into the countries in which they were ultimately sold. The countries in which the Company currently conducts business impose various legal restrictions on imports. In Japan, the Japanese Ministry of Health and Welfare ("MOHW") requires the Company to possess an import business license and to register each personal care product imported into the country. Packaging and labeling requirements are also specified. The Company has had to reformulate many products to satisfy MOHW regulations. In Japan, nutritional foods, drugs and quasi-drugs are all strictly regulated. The chief concern involves the types of claims and representations that can be made regarding the efficacy of nutritional products. In Taiwan, all "medicated" cosmetic and pharmaceutical products require registration. In Hong Kong and Macau, "pharmaceutical" products are strictly regulated. In South Korea, the Company is subject to and has obtained the mandatory certificate of confirmation as a qualified importer of cosmetics under the Pharmaceutical
Affairs Law as well as additional product approvals for each of the 45 categories of cosmetic products which it imports. Each new cosmetic product undergoes a 60-day post-customs inspection during which, in addition to compliance with ingredient requirements, each product is inspected for compliance with South Korean labeling requirements. In Thailand, personal care products are regulated by the Food and Drug Association and the Ministry of Public Health and all of the Nu Skin personal care products introduced in this market have qualified for simplified approval procedures under Thai law. In the Philippines, Nu Skin products are regulated by the Bureau of Food and Drug and all products introduced in this market have been registered. There can be no assurance that these or other applicable regulations will not prevent the
Company from introducing new products into its markets or require the reformulation of existing products.

      The Company has not experienced any difficulty maintaining its import licenses but has experienced complications regarding health and safety and food and drug regulations for nutritional products. Many products require reformulation to comply with local requirements. In addition, new regulations could be adopted or any of the existing regulations could be changed at any time in a manner that could have a material adverse effect on the Company's business and results of operations. Duties on imports are a component of national trade and economic policy and could be changed in a manner that would be materially adverse to the Company's sales and its competitive position compared to locally-produced goods, in particular in countries such as Taiwan, where the Company's products are already subject to high customs duties. In addition, import restrictions in certain countries and jurisdictions limit the Company's ability to import products from NSI. In some jurisdictions, such as the PRC, regulators may prevent the importation of Nu Skin and IDN products altogether. Present or future health and safety or food and drug regulations could delay or prevent the introduction of new products into a given country or marketplace or suspend or prohibit the sale of existing products in such country or marketplace.

      Other Regulatory Issues. As a U.S. entity operating through subsidiaries in foreign jurisdictions, the Company is subject to foreign exchange control and transfer pricing laws that regulate the flow of funds between the Subsidiaries and the Company, as well as the flow of funds to NSI for product purchases, management services and contractual obligations such as payment of distributor commissions. The Company believes that it operates in compliance with all applicable customs, foreign exchange control and transfer pricing laws. However, there can be no assurance that the Company will continue to be found to be operating in compliance with foreign customs, exchange control and transfer pricing laws, or that such laws will not be modified, which, as a result, may require changes in the Company's operating procedures.

      As is the case with most network marketing companies, NSI and the Company have from time to time received inquiries from various government regulatory authorities regarding the nature of their business and other issues such as compliance with local business opportunity and securities laws. Although to date none of these inquiries has resulted in a finding materially adverse to the Company or NSI, adverse publicity resulting from inquiries into NSI operations by certain government agencies in the early 1990's, stemming in part out of inappropriate product and earnings claims by distributors, materially adversely affected NSI's business and results of operations. There can be no assurance that the Company or NSI will not face similar inquiries in the future which, either as a result of findings adverse to the Company or NSI or as a result of adverse publicity resulting from the instigation of such inquiries, could have a material adverse effect on the Company's business and results of operations. See "--Potential Effects of Adverse Publicity."

      The Subsidiaries are periodically subject to reviews and audits by various governmental agencies, particularly in new markets, where the Company has experienced high rates of growth. Recently, the South Korean Ministry of Trade, Industry and Energy commenced an examination of the largest foreign and domestic owned network marketing companies in South Korea, including Nu Skin Korea. The purposes of the examination were stated to be to monitor how companies are operating and to audit current business practices. In addition, Nu Skin Korea has been subject to an audit by the South Korean Customs Service. Management believes that this audit was precipitated largely as a result of Nu Skin Korea's rapid growth and its position as the largest importer of cosmetics and personal care products in South Korea as well as by recent South Korean trade imbalances. The Customs Service reviewed a broad range of issues relating to the operations of Nu Skin Korea, with a focus on reviewing customs valuation issues and intercompany payments. Recently, the Customs Service has resolved certain issues related to its audit without imposing sanctions. The intercompany payment issue was referred to various other government agencies which have also recently concluded their reviews and found no wrong-doing and imposed no fines, sanctions or other restrictions. The import valuation issues, which management considers to be routine in light of the Company's extensive import and export activities, were referred to the valuation division of the Customs Service. The Company continues to believe that its actions have been in compliance in all material respects with relevant regulations. See "--Potential Negative Impact of Distributor Actions." Management believes that other major importers of cosmetic products are also the focus of regulatory reviews by South Korean authorities.

      Businesses which are more than 50% owned by non-citizens are not permitted to operate in Thailand unless they have an Alien Business Permit, which is frequently difficult to obtain. The Company is currently operating under the Treaty of Amity and Economic Relations between Thailand and the United States (the "Treaty of Amity"). Under the Treaty of Amity, an Alien Business Permit is not required if a Thailand business is owned by an entity organized in the United States, a majority of whose owners are U.S. citizens or entities. From time to time, it has been reported that certain Thailand government officials have considered supporting the termination of the Treaty of Amity. There can be no assurance that, if the Treaty of Amity were terminated, the Company would be able to obtain an Alien Business Permit and continue operations in Thailand.

      Based on the Company's and NSI's experience and research (including assistance from counsel) and the nature and scope of inquiries from government regulatory authorities, the Company believes that it is in material compliance with all regulations applicable to the Company. Despite this belief, either the Company or NSI could be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by independent distributors. In 1994, NSI and three of its distributors entered into a consent decree with the United States Federal Trade Commission (the "FTC") with respect to its investigation of certain product claims and distributor practices, pursuant to which NSI paid approximately $1 million to settle the FTC investigation. In August 1997, NSI reached a settlement with the FTC with respect to certain product claims and its compliance with the 1994 consent decree pursuant to which settlement NSI paid $1.5 million to the FTC. In connection with the August 1997 settlement, NSI also voluntarily agreed to recall and rewrite virtually all of its sales and marketing materials to address FTC concerns. In February 1998, the State of Pennsylvania filed a lawsuit against NSI and one of its affiliates Big Planet, Inc., alleging violations of Pennsylvania law. In early March 1998, NSI and Big Planet agreed to suspend for 30 days all sales and recruitment efforts related to Big Planet's potential electricity marketing program. Big Planet also volunteered certain other restrictions on its business. NSI's primary business of distributing personal care and nutritional products was unaffected by the lawsuit. These events were reported in certain media.

      Even though neither the Company nor the Subsidiaries has encountered similar regulatory concerns, there can be no assurances that the Company and the Subsidiaries will not be subject to similar inquiries and regulatory investigations or disputes and the effects of any adverse publicity resulting therefrom. Any assertion or determination that either the Company, NSI or any NSI distributors are not in compliance with existing laws or regulations could potentially have a material adverse effect on the Company's business and results of operations. In addition, in any country or jurisdiction, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on the Company's business and results of operations. The Company cannot determine the effect, if any, that future governmental regulations or administrative orders may have on the Company's business and results of operations. Moreover, governmental regulations in countries where the Company plans to commence or expand operations may prevent, delay or limit market entry of certain products or require the reformulation of such products. Regulatory action, whether or not it results in a final determination adverse to the Company or NSI, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on the Company's sales and earnings. See "--Potential Effects of Adverse Publicity," "--Entering New Markets" and "Business--Government Regulation--Regulation of Products and Marketing."

      Reliance on Certain Distributors; Potential Divergence of Interests between Distributors and the Company. The Global Compensation Plan allows distributors to sponsor new distributors. The sponsoring of new distributors creates multiple distributor levels in the network marketing structure. Sponsored distributors are referred to as "downline" distributors within the sponsoring distributor's "downline network." If downline distributors also sponsor new distributors, additional levels of downline distributors are created, with the new downline distributors also becoming part of the original sponsor's "downline network." As a result of this network marketing distribution system, distributors develop relationships with other distributors, both within their own countries and internationally. The Company believes that its revenue is generated from thousands of distributor networks. However, the Company estimates that, as of December 31, 1997, approximately 300 distributorships worldwide comprised NSI's two highest executive distributor levels (Hawaiian Blue Diamond and Blue Diamond distributors). These distributorships have developed extensive downline networks which consist of thousands of sub-networks. Together with such networks, these distributorships account for substantially all of the Company's revenue. Consequently, the loss of such a high-level distributor or another key distributor together with a group of leading distributors in such distributor's downline network, or the loss of a significant number of distributors for any reason, could adversely affect sales of the Company's products, impair the Company's ability to attract new distributors and adversely impact earnings.

      Under the Global Compensation Plan, a distributor receives commissions based on products sold by the distributor and by participants in the distributor's worldwide downline network, regardless of the country in which such participants are located. The Company, on the other hand, receives revenues based almost exclusively on sales of products to distributors within the Company's markets. So, for example, if a distributor located in Japan sponsors a distributor in Europe, the Japanese distributor could receive commissions based on the sales made by the European distributor, but the Company would not receive any revenue since the products would have been sold outside of the Company's markets. The interests of the Company and distributors therefore diverge somewhat in that the Company's primary objective is to maximize the amount of products sold within the Company's markets, while the distributors' objective is to maximize the amount of products sold by the participants in the distributors' worldwide downline networks. The Company and NSI have observed that the commencement of operations in a new country tends to distract the attention of distributors from the established markets for a period of time while key distributors begin to build their downline networks within the new country. NSI is currently contemplating opening operations in additional countries outside of the Company's markets. To the extent distributors focus their energies on establishing downline networks in these new countries, and decrease their focus on building organizations within the Company's markets, the Company's business and results of operations could be adversely affected. Furthermore, the Company itself is currently contemplating opening new markets. In the event distributors focus on these new markets, sales in existing markets might be adversely affected. There can be no assurance that these new markets will develop or that any increase in sales in new markets will not be more than offset by a decrease in sales in the Company's existing markets.

      Entering New Markets. As part of its growth strategy, the Company has acquired from NSI the right to act as NSI's exclusive distribution vehicle in Indonesia, Malaysia, the PRC, Singapore and Vietnam. The Company has undertaken reviews of the laws and regulations to which its operations would be subject in Indonesia, Malaysia, the PRC, Singapore and Vietnam. Given existing regulatory environments and economic conditions, the Company's entrance into Singapore and Vietnam is not anticipated in the short to mid-term. The regulatory and political climate in the other countries for which the Company has the right to act as NSI's exclusive distributor is such that a replication of the Company's current operating structure cannot be guaranteed. Because the Company's personal care and nutritional product lines are positioned as premium product lines, the market potential for the Company's product lines in relatively less developed countries, such as the PRC and Vietnam, remains to be determined. Modifications to each product line may be needed to accommodate the market conditions in each country, while maintaining the integrity of the Company's products. No assurance can be given that the Company will be able to obtain necessary regulatory approvals to commence operations in these new markets, or that, once such approvals are obtained, the Company and NSI, upon which the Company is largely dependent for product development assistance, will be able to successfully reformulate Nu Skin personal care and IDN product lines in any of the Company's new markets to attract local consumers.

      Each of the proposed new markets will present additional unique difficulties and challenges. The PRC, for example, has proven to be a particularly difficult market for foreign corporations due to its extensive government regulation and historical political tenets, and no assurance can be given that the Company will be able to establish operations in the PRC. The Company believes that entering the PRC may require the successful establishment of a joint venture enterprise with a Chinese partner and the establishment of a local manufacturing presence. These initiatives would likely require a significant investment over time by the Company. The Company believes that the PRC national regulatory agency responsible for direct selling periodically reviews the regulation of multi-level marketing. Management is aware of recent media reports in the PRC reporting an increasing desire on the part of senior government officers to curtail or even abolish direct selling and multi-level marketing activities. These views may lead to changes in applicable regulations. The Company believes that PRC regulators are currently not issuing direct selling or multi-level marketing licenses and may take action restricting currently licensed direct selling businesses. The Company is actively working on these and other issues including joint ventures and potential marketing alternatives related to possible Nu Skin operations in the PRC. It is not known when or whether the Company will be able to implement in the PRC business models consistent with those used by the Company in other markets. The Company will likely have to apply for licenses on a province by province basis, and the repatriation of the Company's profits will be subject to restrictions on currency conversion and the fluctuations of the government controlled exchange rate. In addition, because distribution systems in the PRC are greatly fragmented, the Company may be forced to use business models significantly different from those used by the Company in more developed countries. The lack of a comprehensive legal system, the uncertainties of enforcement of existing legislation and laws, and potential revisions of existing laws could have an adverse effect on the Company's proposed business in the PRC.

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

      Managing Growth. The Company has experienced rapid growth since operations in Hong Kong commenced in 1991. The management challenges imposed by this growth include entry into new markets, growth in the number of employees and distributors, expansion of facilities necessary to accommodate growth and additions and modifications to the Company's product lines. To manage these changes effectively, the Company may be required to hire additional management and operations personnel and to improve its operational, financial and management systems.

      Possible Adverse Effect on the Company of the Change in the Status of Hong Kong. The Company has offices and a portion of its operations in Hong Kong. Effective July 1, 1997, the exercise of sovereignty over Hong Kong was transferred from the Government of the United Kingdom of Great Britain and Northern Ireland (the "United Kingdom"), to the government of the PRC pursuant to the Sino-British Joint Declaration on the Question of Hong Kong (the "Joint Declaration"), and Hong Kong became a Special Administrative Region (SAR) of the PRC. The Joint Declaration provided for Hong Kong to be under the authority of the government of the PRC but Hong Kong will enjoy a high degree of autonomy except in foreign and defense affairs, and that Hong Kong be vested with executive, legislative and independent judicial power. The Joint Declaration also provides that the current social and economic systems in Hong Kong will remain unchanged for 50 years after June 30, 1997 and that Hong Kong will retain the status of an international financial center. Although sales in Hong Kong accounted for less than 5% of the Company's revenues for the year ended December 31, 1997, Hong Kong serves as the location for the Company's regional offices and an important base of operations for many of the Company's most successful distributors whose downline distributor networks extend into other Asian markets. Any adverse effect on the social, political or economic systems in Hong Kong resulting from this transfer could have a material adverse effect on the Company's business and results of operations. Although the Company does not anticipate any material adverse change in the business environment in Hong Kong resulting from the 1997 transfer of sovereignty, the Company has formulated contingency plans to transfer the Company's regional office to another jurisdiction in the event that the Hong Kong business environment is so affected.

      Relationship with and Reliance on NSI; Potential Conflicts of Interest. NSI has ownership and control of the NSI trademarks, tradenames, the Global Compensation Plan, distributor lists and related intellectual property and know-how (collectively, the "Licensed Property"), and licenses to the Company rights to use the Licensed Property in certain markets. NSI and its affiliates currently operate in 17 countries, excluding the countries in which the Company currently operates, and will continue to market and sell Nu Skin personal care and IDN nutritional products in these countries, as well as in additional countries outside of the Company's markets, through the network marketing channel. Thus, the Company cannot use the NSI trademarks to expand into other markets for which the Company does not currently have a license without first obtaining additional licenses or other rights from NSI. There can be no assurance that NSI will make any additional markets available to the Company or that the terms of any new licenses from NSI will be acceptable to the Company. See "--Recent Developments."

      NSI has licensed to the Company, through the Subsidiaries, rights to distribute Nu Skin and IDN products and to use the Licensed Property in the Company's markets, and NSIMG, an affiliate of NSI, will provide management support services to the Company and the Subsidiaries, pursuant to distribution, trademark/tradename license, licensing and sales, and management services agreements (the "Operating Agreements"). The Company relies on NSI for research, development, testing, labeling and regulatory compliance for products sold to the Company under the distribution agreements, and virtually all of the Company's revenues are derived from products and sales aids purchased from NSI pursuant to these agreements. NSIMG provides the Company with a variety of management and consulting services, including, but not limited to, management, legal, financial, marketing and distributor support/training, public relations, international expansion, human resources, strategic planning, product development and operations administration services. Each of the Operating Agreements (other than the distribution, trademark/tradename license and licensing and sales agreements for Nu Skin Korea, which have shorter terms), is for a term ending December 31, 2016, and is subject to renegotiation after December 31, 2001, in the event that the Original Stockholders and their affiliates, on a combined basis, no longer beneficially own a majority of the combined voting power of the outstanding shares of Common Stock of the Company or of the common stock of NSI. The Company is almost completely dependent on the Operating Agreements to conduct its business, and in the event NSI is unable or unwilling to perform its obligations under the Operating Agreements, or terminates the Operating Agreements as provided therein, the Company's business and results of operations will be adversely affected. See "Business--Relationship with NSI" and "Recent Developments."

      After consummation of the Offerings and the NSI Acquisition, approximately 98% of the combined voting power of the outstanding shares of Common Stock will be held by the Original Stockholders and certain of their affiliates. Consequently, the Original Stockholders and certain of their affiliates will have the ability, acting in concert, to elect all directors of the Company and approve any action requiring approval by a majority of the stockholders of the Company. Certain of the Original Stockholders also own 100% of the outstanding shares of NSI. As a result of this ownership, and if the NSI Acquisition is not consummated, the Original Stockholders who are also shareholders of NSI will consider the short-term and the long-term impact of all stockholder decisions on the consolidated financial results of NSI and the Company. See "--Control by Existing Stockholders; Anti-Takeover Effects of Dual Classes of Common Stock."

      The Operating Agreements were approved by the Board of Directors of the Company, which was, except with respect to the approval of the Operating Agreements with Nu Skin Thailand, composed entirely of individuals who were also officers and shareholders of NSI at the time of approval. The Operating Agreements with Nu Skin Thailand and Nu Skin Philippines were approved by a majority of the disinterested directors of the Company. In addition, some of the executive officers of the Company are also executive officers of NSI. It is expected that a number of the Company's executive officers will continue to spend a portion of their time on the affairs of NSI, for which they will continue to receive compensation from NSI.

      In view of the substantial relationships between the Company and NSI, conflicts of interest may exist or arise with respect to existing and future business dealings, including, without limitation, the relative commitment of time and energy by the executive officers to the respective businesses of the Company and NSI, potential acquisitions of businesses or properties, the issuance of additional securities, the election of new or additional directors and the payment of dividends by the Company. There can be no assurance that any conflicts of interest will be resolved in favor of the Company. Under Delaware and Utah law, a person who is a director of both the Company and NSI owes fiduciary duties to both corporations and their respective shareholders. As a result, persons who are directors of both the Company and NSI are required to exercise their fiduciary duties in light of what they believe to be best for each of the companies and its shareholders.

      Control by Existing Stockholders; Anti-Takeover Effect of Dual Classes of Common Stock. Because of the relationship between the Company and NSI, management elected to structure the capitalization of the Company in such a manner as to minimize the possibility of a change in control of the Company without the consent of the Original Stockholders. Consequently, the shares of Class B Common Stock enjoy ten to one voting privileges over the shares of Class A Common Stock until the outstanding shares of Class B Common Stock constitute less than 10% of the total outstanding shares of Common Stock. After consummation of the Offerings, and the NSI Acquisition, the Original Stockholders and certain of their affiliates will collectively own 100% of the outstanding shares of the Class B Common Stock, representing approximately 98% of the combined voting power of the outstanding shares of Common Stock. Accordingly, the Original Stockholders and certain of their affiliates, acting fully or partially in concert, will have the ability to control the election of the Board of Directors of the Company and thus the direction and future operations of the Company without the supporting vote of any other stockholder of the Company, including decisions regarding acquisitions and other business opportunities, the declaration of dividends and the issuance of additional shares of Class A Common Stock and other securities. NSI is a privately-held company, all of the shares of which are owned prior to consummation of the NSI Acquisition by certain of the Original Stockholders. As long as the shareholders of NSI prior to consummation of the NSI Acquisition are majority stockholders of the Company, assuming they act in concert, third parties will not be able to obtain control of the Company through purchases of shares of Class A Common Stock.

      Adverse Impact on Company Income Due to Distributor Option Program. Prior to the Underwritten Offerings, the Original Stockholders converted 1,605,000 shares of Class B Common Stock to Class A Common Stock and contributed such shares of Class A Common Stock to the Company. The Company granted to NSI options to purchase such shares of Class A Common Stock (the "Distributor Options"), and NSI offered these options to qualifying distributors of NSI. The Exercise Price for each Distributor Option is $5.75, which is 25% of the initial price per share to the public of the Class A Common Stock in the Underwritten Offerings. The Distributor Options vested December 31,1997. The shares of Class A Common Stock underlying the Distributor Options have been registered pursuant to Rule 415 under the 1933 Act.

      The Company incurred a total pre-tax non-cash compensation expense of $19.9 million in connection with the grant of the Distributor Options. This non-cash compensation expense resulted in a corresponding impact on net income and net income per share.

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

      With respect to sales to the Company, NSI currently relies on two unaffiliated manufacturers to produce approximately 70% and 80% of its personal care and nutritional products, respectively. NSI has a written agreement with the primary supplier of the Company's personal care products that expires at the end of 2000. An extension to such contract is currently being negotiated. NSI does not currently have a written contract with the primary supplier of the Company's nutritional products. The Company believes that in the event that NSI's relationship with any of its key manufacturers is terminated, NSI will be able to find suitable replacement manufacturers. However, there can be no assurance that the loss of either manufacturer would not have a material adverse effect on the Company's business and results of operations.

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

      Taxation Risks and Transfer Pricing. The Company is subject to taxation in the United States, where it is incorporated, at a statutory corporate federal tax rate of 35.0% plus any applicable state income taxes. In addition, each Subsidiary is subject to taxation in the country in which it operates, currently ranging from a statutory tax rate of 57.9% in Japan to 16.5% in Hong Kong. The Company is eligible to receive foreign tax credits in the U.S. for the amount of foreign taxes actually paid in a given period. In the event that the Company's operations in high tax jurisdictions such as Japan grow disproportionately to the rest of the Company's operations, the Company will be unable to fully utilize its foreign tax credits in the U.S., which could, accordingly, result in the Company paying a higher overall effective tax rate on its worldwide operations.

      Because the Subsidiaries operate outside of the United States, the Company is subject to the jurisdiction of numerous foreign tax authorities. In addition to closely monitoring the Subsidiaries' locally based income, these tax authorities regulate and restrict various corporate transactions, including intercompany transfers. The Company believes that the tax authorities in Japan and South Korea are particularly active in challenging the tax structures of foreign corporations and their intercompany transfers. The Company is currently undergoing a customs audit in South Korea. See "--Government Regulation of Products and Marketing; Import Restrictions" and "--Other Regulatory Issues." Although the Company believes that its tax and transfer pricing structures are in compliance in all material respects with the laws of every jurisdiction in which it operates, no assurance can be given that these structures will not be challenged by foreign tax authorities or that such challenges or any required changes in such structures will not have a material adverse effect on the Company's business or results of operations.

      Increase in Distributor Compensation Expense. Under the Licensing and Sales Agreements (the "Licensing and Sales Agreements") between each of the Subsidiaries and NSI, the Company, through its Subsidiaries, is contractually obligated to pay a distributor commission expense of 42% of commissionable product sales (with the exception of South Korea where, due to government regulations, the Company uses a formula based upon a maximum payout of 35% of commissionable product sales). The Licensing and Sales Agreements provide that the Company is to satisfy this obligation by paying commissions owed to local distributors. In the event that these commissions exceed 42% of commissionable product sales, the Company is entitled to receive the difference from NSI. In the event that the commissions paid are lower than 42%, the Company must pay the difference to NSI. Under this formulation, the Company's total commission expense is fixed at 42% of commissionable product sales in each country (except for South Korea). The 42% figure has been set on the basis of NSI's experience over the past eight years during which period actual commissions paid in a given year together with the cost of administering the Global Compensation Plan have ranged between 41% and 43% of commissionable product sales for such year (averaging approximately 42%). In the event that actual commissions payable to distributors from sales in the Company's markets vary from these historical results, whether as a result of changes in distributor behavior or changes to the Global Compensation Plan or in the event that NSI's cost of administering the Global Compensation Plan increases or decreases, the Licensing and Sales Agreements provide that the intercompany settlement figure may be modified to more accurately reflect actual results. This could result in the Company becoming obligated to make greater settlement payments to NSI under the Licensing and Sales Agreements. Such additional payments could adversely affect the Company's results of operations. Because the Company licenses the right to use the Global Compensation Plan from NSI, the structure of the plan, including commission rates, is under the control of NSI.

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

      The Company also competes with other direct selling organizations, some of which have longer operating histories and higher visibility, name recognition and financial resources. The leading network marketing company in the Company's existing markets is Amway Corporation and its affiliates. The Company competes for new distributors on the basis of the Global Compensation Plan and its premium quality products. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years. The Company has been advised that certain large, well-financed corporations are planning to launch direct selling enterprises which will compete with the Company in certain of its product lines. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition.

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

      Operations Outside the United States. The Company's revenues and most of its expenses are recognized primarily outside of the United States. Therefore, the Company is subject to transfer pricing regulations and foreign exchange control, taxation, customs and other laws. The Company's operations may be materially and adversely affected by economic, political and social conditions in the countries in which it operates. A change in policies by any government in the Company's markets could adversely affect the Company and its operations through, among other things, changes in laws, rules or regulations, or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, currency repatriation or imports, or the expropriation of private enterprises. Although the general trend in these countries has been toward more open markets and trade policies and the fostering of private business and economic activity, no assurance can be given that the governments in these countries will continue to pursue such policies or that such policies will not be significantly altered in future periods. This could be especially true in the event of a change in leadership, social or political disruption or upheaval, or unforeseen circumstances affecting economic, political or social conditions or policies. The Company is aware of news releases in South Korea, for example, reporting comments by political figures proposing restrictions on foreign direct sellers designed to protect the market share of local companies. There can be no assurance that such activities, or other similar activities in the Company's markets, will not result in passage of legislation or the enactment of policies which could materially adversely affect the Company's operations in these markets. In addition, the Company's ability to expand its operations into the new markets for which it has received an exclusive license to distribute NSI products will directly depend on its ability to secure the requisite government approvals and comply with the local government regulations in each of those countries. The Company has in the past experienced difficulties in obtaining such approvals as a result of certain actions taken by its distributors, and no assurance can be given that these or similar problems will not prevent the Company from commencing operations in those countries. See "--Entering New Markets."

      Anti-Takeover Effects of Certain Charter, Contractual and Statutory Provisions. The Board of Directors is authorized, subject to certain limitations, to issue without further consent of the stockholders up to 25,000,000 shares of preferred stock with rights, preferences and privileges designated by the Board of Directors. In addition, the Company's Certificate of Incorporation requires the approval of 66 2/3% of the outstanding voting power of the Class A

Common Stock and the Class B Common Stock to authorize or approve certain change of control transactions. See "Description of Capital Stock--Common Stock--Voting Rights" and "--Mergers and Other Business Combinations." The Company's Certificate of Incorporation and Bylaws also contain certain provisions that limit the ability to call special meetings of stockholders and the ability of stockholders to bring business before or to nominate directors at a meeting of stockholders. See "Description of Capital Stock--Other Charter and Bylaw Provisions." Pursuant to the 1996 Stock Incentive Plan, in the event of certain change of control transactions the Board of Directors has the right, under certain circumstances, to accelerate the vesting of options and the expiration of any restriction periods on stock awards. Finally, the Operating Agreements with NSI and NSIMG are subject to renegotiation after December 31, 2001 upon a change of control of the Company. Any of these actions, provisions or requirements could have the effect of delaying, deferring or preventing a change of control of the Company. See "Business--Relationship with NSI--General Provisions" and "Recent Developments."

      The Company is subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware (the "Anti-Takeover Law") regulating corporate takeovers. The Anti-Takeover Law prevents certain Delaware corporations, including those whose securities are listed on the New York Stock Exchange, from engaging, under certain circumstances, in a "business combination" (which includes a merger of more than 10% of the corporations' assets) with an "interested stockholder" (a stockholder who, together with affiliates and associates, within the prior three years owned 15% or more of the corporation's outstanding voting stock) for three years following the date that such stockholder became an "interested stockholder," unless the "business combination" or "interested stockholder" is approved in a prescribed manner. A Delaware corporation may "opt out" of the Anti-Takeover Law with an express provision in its original certificate of incorporation or an express provision in its certificate of incorporation or bylaws resulting from a stockholders' amendment approved by at least a majority of the outstanding voting shares. The Company has not "opted out" of the provisions of the Anti-Takeover Law.

      Absence of Dividends. The Company does not anticipate that any dividends will be declared on its Common Stock in the immediate future. The Company intends from time to time to re-evaluate this policy based on its net income and its alternative uses for retained earnings, if any. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company and subject to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors of the Company. There can be no assurance regarding the timing or payment of any future dividends by the Company. It is anticipated that any dividends, if declared, will be paid in U.S. dollars. The Company, as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, the Subsidiaries to pay any cash dividends or distributions on the Class A Common Stock that may be authorized by the Board of Directors of the Company. See "--Reliance on Operations of and Dividends and Distributions from Subsidiaries."


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

      In addition to the Company's corporate headquarters in Provo, Utah, the following table summarizes, as of March 5, 1998, the Company's leased office and distribution facilities in each country where the Company currently has operations.

                                                                     Approximate
 Location                   Function                                 Square Feet
----------                 ----------                                -----------
Tokyo, Japan.............. Central office/distribution center           44,000
Osaka, Japan.............. Distribution center/office                   14,000
Fukuoka, Japan............ Warehouse/distribution center                12,000
Taipei, Taiwan............ Central office/distribution center           26,000
Kaohsiung, Taiwan......... Distribution center/office                   10,000
Taichung, Taiwan.......... Distribution center/office                   17,000
Nankan, Taiwan............ Warehouse/distribution center                37,000
Tainan, Taiwan............ Warehouse/distribution center                 8,000
Causeway Bay, Hong Kong... Central office/distribution                  19,000
                           center/distributor
                           business center/regional office
Tsing Yi, Hong Kong....... Warehouse                                    10,000
Macau..................... Distribution center/office                    2,000
Seoul, South Korea........ Central office/distribution center           30,000
Seoul, South Korea........ Distribution center                           7,000
Kyungki-Do, South Korea... Warehouse                                    16,000
Pusan, South Korea........ Distribution center                          10,000
Bangkok, Thailand......... Central office/distribution center           13,000
Bangkok, Thailand......... Warehouse/distribution center                10,000
Chiang Mai, Thailand...... Distribution center                           6,000
Manila, Philippines....... Central office/distribution center           10,000
Manila, Philippines....... Distribution center                           5,000


ITEM 3.   LEGAL PROCEEDINGS

      The Company is not a party to any litigation or other legal proceedings which are expected to have a material adverse effect on its financial condition or results of operations, nor are any such proceedings known to be contemplated.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The information required by Item 5 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Common Stock" in the Company's 1997 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.


ITEM 6. SELECTED FINANCIAL DATA

          The information required by Item 6 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Selected Financial Data" in the Company's 1997 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by Item 7 of Form 10-K is incorporated herein by reference from the information contained in the section captioned
"Management's Discussion and Analysis of Financial Condition and Results of Operations " in the Company's 1997 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by Item 8 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Financial Statements and Supplementary Data" in the Company's 1997 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) Identification of Directors. The information under the captions "Directors and Executive Officers of the Company" and "Election of Directors" appearing in the Proxy Statement to be filed on or about March 31, 1998 is incorporated herein by reference.

        (b) Identification of Executive Officers. The information under the caption "Directors and Executive Officers of the Company" appearing in the Proxy Statement to be filed on or about March 31, 1998 is incorporated herein by reference.

        (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Compliance With Section 16(a) of the Securities Exchange Act of 1934", appearing in the Proxy Statement to be filed on or about March 31, 1998 is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

        The information under the heading "Executive Compensation" appearing in the Proxy Statement to be filed on or about March 31, 1998 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the headings "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be filed on or about March 31, 1998 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the headings "Directors and Executive Officers of the Company", "Election of Directors" and "Certain Relationships and Transactions", appearing in the Proxy Statement to be filed on or about March 31, 1998 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)     Documents filed as part of this Form 10-K:

               1. Financial Statements (pursuant to Part II, Item 8)

                    Report of Independent Accountants

                    Consolidated Balance Sheets at December 31, 1996 and 1997

                    Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997

                    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997

                    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

                    Notes to Consolidated Financial Statements

               2. Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

               3(a) ExhibitThe following Exhibits are filed with this Form 10-K:

                    Exhibit
                    Number Exhibit Description


                    2.1    Stock  Acquisition  Agreement  between  Nu Skin  Asia
                           Pacific,  Inc.  and  each  of   the  persons  on  the
                           signature pages thereof, dated February 27, 1998.

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

                    10.14 Form of Independent Distributor Agreement by and between NSI and Independent Distributor Agreement by and between NSI and Independent Distributors in Japan.

                    10.15 Form of Independent Distributor Agreement by and between NSI and Independent Distributors in South Korea incorporated by reference to Exhibit 10.15 to the Company.

                    10.16 Form of Independent Distributor Agreement by and between NSI and Independent Distributors in Taiwan incorporated by reference to Exhibit 10.16 to the Company.

                    10.17 Nu Skin Asia Pacific, Inc. 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.17 to the Company's Form S-1.

                    10.18  Form  of  bonus   Incentive   Plan   for   Subsidiary
                           Presidents incorporated by reference to Exhibit 10.18 to the Company's Form S-1.

                    10.19 Option Agreement, by and between the Company and M. Truman Hunt incorporated by reference to Exhibit
                           10.19 to the Company's Form S-1.

                    10.20 Form of Mutual Indemnification Agreement by and between the Company and NSI.

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

                    10.23 Form of Addendum to Amended and Restated Licensing and Sales Agreement incorporated by reference to
                           Exhibit 10.23 to the Company's Form S-1.

                    10.24  Form    of    Administrative    Services    Agreement
                           incorporated by reference to Exhibit 10.24 to the Company's Form S-1.

                    10.25 Form of Amended and Restated Stockholders Agreement dated as of November 28, 1997.

                    10.26 Demand Promissory Note in the original principal amount of $5,000,000 dated December 10, 1997 from Nedra Roney payable to Nu Skin Asia Pacific, Inc.

                    10.27 Stock Pledge Agreement between Nu Skin Asia Pacific, Inc. and Nedra Roney dated as of December 10, 1997.

                    10.28 Stock Purchase Agreement dated as of December 10, 1997 between Nu Skin Asia Pacific, Inc. and Kirk V. Roney and Melanie R. Roney.

                    10.29 Stock Purchase Agreement dated as of December 10, 1997 between Nu Skin Asia Pacific, Inc. and Rick A. Roney and certain affiliates.

                    10.30 Stock Purchase Agreement dated as of December 10, 1997 between Nu Skin Asia Pacific, Inc. and Burke F. Roney.

                    10.31 Stock Purchase Agreement dated December 10, 1997 between Nu Skin Asia Pacific, Inc. and Park R. Roney.

                    10.32 Stock Purchase Agreement dated December 10, 1997 between Nu Skin Asia Pacific, Inc. and The MAR Trust.

               13. 1997 Annual Report to Stockholders (Only items incorporated by reference).

               21.1 Subsidiaries of the Company.

               27.  Financial Data Schedule.

            (b)The Company did not file a Current  Report on Form 8-K during the last quarter of the period covered by this report.

            (c)The exhibits required by Item 601 of Regulation S-K are set forth in (a)3 above.

            (d)The financial  statement schedules required by Regulation S-K are set forth in (a)2 above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 1998.

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


      Signature                       Title                            Date

/s/ Blake M. Roney        Chairman of the Board of Directors      March 13, 1998
Blake M. Roney

/s/ Steven J. Lund        President and Chief Executive Officer   March 13, 1998
Steven J. Lund            and Director (Principal Executive
                          Officer)

/s/ Corey B. Lindley      Chief Financial Officer (Principal      March 13, 1998
Corey B. Lindley          Financial and Accounting Officer)

/s/ Sandra N. Tillotson   Director                                March 13, 1998
Sandra N. Tillotson

/s/ Brooke B. Roney       Director                                March 13, 1998
Brooke B. Roney

/s/ Keith R. Halls        Director                                March 13, 1998
Keith R. Halls

/s/ E.J. "Jake" Garn      Director                                March 13, 1998
E.J. "Jake" Garn

/s/ Paula Hawkins         Director                                March 13, 1998
Paula Hawkins

/s/ Daniel W. Campbell    Director                                March 13, 1998
Daniel W. Campbell

                           NU SKIN ASIA PACIFIC, INC.

                                    EXHIBITS
                                       TO
                                  ANNUAL REPORT
                                       ON
                                    FORM 10-K
                               FOR THE YEAR ENDED
                                DECEMBER 31, 1997


Exhibit
Number   Exhibit Description

2.1 Stock Acquisition Agreement between Nu Skin Asia Pacific, Inc. and each of the persons listed on the signature pages thereof, dated February 27, 1998.

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

10.20 Form of Mutual Indemnification Agreement by and between the Company and NSI.

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

10.23 Form of Addendum to Amended and Restated Licensing and Sales Agreement incorporated by reference to Exhibit 10.23 to the Company's Form S-1.

10.24    Form of Administrative  Services Agreement incorporated by reference to
         Exhibit 10.24 to the Company's Form S-1.

10.25 Form of Amended and Restated Stockholders Agreement dated as of November 28, 1997.

10.26 Demand Promissory Note in the original amount of $5,000,000 dated December 10, 1997, from Nedra Roney payable to Nu Skin Asia Pacific, Inc.

10.27 Stock Pledge Agreement between Nu Skin Asia Pacific, Inc. and Nedra Roney dated as of December 10, 1997.

10.28 Stock Purchase Agreement dated as of December 10, 1997 between Nu Skin Asia Pacific. Inc. and Kirk V. Roney and Melanie K. Roney.

10.29 Stock Purchase Agreement dated as of December 10, 1997 between Nu Skin Asia Pacific, Inc. and Rick A. Roney and certain affiliates.

10.30 Stock Purchase Agreement dated as of December 10, 1997 between Nu Skin Asia Pacific, Inc. and Burke F. Roney.

10.31 Stock Purchase Agreement dated December 10, 1997 between Nu Skin Asia Pacific, Inc. and Park R. Roney.

10.32 Stock Purchase Agreement dated December 10, 1997 between Nu Skin Asia Pacific, Inc. and The MAR Trust.

13.      1997   Annual   Report  to  Stockholders (Only  items  incorporated  by
         reference).

21.1     Subsidiaries of the Company.

27.      Financial Data Schedule.