Form 10-K/A
period 1997-12-31
NU SKIN ASIA PACIFIC INC
filed 1998-03-19
CIK 1021561

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

      As of March 5, 1998, the aggregate market value of the voting stock (Class A and Class B Common Stock) held by non-affiliates of the Company was $648,973,642. For purposes of this calculation, voting stock held by officers, directors, and corporate affiliates has been excluded.

      As of March 5, 1998, 11,835,737 shares of the Company's Class A Common Stock, $.001 par value per share, 70,280,759 shares of the Company's Class B Common Stock, $.001 par value per share, and no shares of the Company's Preferred Stock, $.001 par value per share, were outstanding.

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

                           NU SKIN ASIA PACIFIC, INC.

                          1997 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS

                                                                            Page

PART I....................................................................... 1
      ITEM 1.     BUSINESS................................................... 1
      ITEM 2.     PROPERTIES.................................................41
      ITEM 3.     LEGAL PROCEEDINGS..........................................42
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........42

PART II......................................................................43
      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS................................43
      ITEM 6.     SELECTED FINANCIAL DATA....................................43
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................43
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................43
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING  AND FINANCIAL DISCLOSURE.......................43

PART III.....................................................................44
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........44
      ITEM 11.    EXECUTIVE COMPENSATION.....................................46
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.................................................53
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............56

PART IV......................................................................60
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K...................................................60

                                     PART I

ITEM 1.   BUSINESS

General

      Nu Skin Asia Pacific, Inc. ("Nu Skin Asia Pacific" or the "Company"), is a network marketing company involved in the distribution and sale of premium quality, innovative personal care and nutritional products. The Company is the exclusive distribution vehicle for Nu Skin International, Inc. ("NSI") in the countries of Japan, Taiwan, Hong Kong (including Macau), South Korea, Thailand and the Philippines, where the Company currently has operations, and in Indonesia, Malaysia, the People's Republic of China ("PRC"), Indonesia, Singapore and Vietnam, where Nu Skin operations have not commenced. The Company's products are specifically designed for the network marketing distribution channel. The Company markets its personal care products under the trademark "Nu Skin" and its nutritional products under the trademark "Interior Design Nutritionals" ("IDN"). The Nu Skin personal care product lines include facial care, body care, hair care and color cosmetics, as well as specialty products such as sun protection, oral hygiene and fragrances. The IDN product lines include nutritional supplements, nutritious and healthy snacks, sports and fitness nutritional products, health solutions and botanical supplements.

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

Recent Developments

      On February 27, 1998, the Company entered into a Stock Acquisition Agreement (the "Acquisition Agreement") with the stockholders of NSI and certain affiliates of NSI (the "NSI Stockholders") to acquire (the "NSI Acquisition") all of the capital stock of NSI and certain affiliates of NSI (the "Acquired Entities"). The consideration to be paid by the Company to the NSI Stockholders will consist of shares of Series A Preferred Stock, par value $.001 per share, of the Company (the "Series A Preferred Stock") in an amount determined as set forth below, the assumption of the Acquired Entities' S Distribution Notes (as defined below) payable to the NSI Stockholders in the amount of approximately $180 million (taking into account the Acquired Entities' S Distribution Notes in the amount of approximately $136.2 million as of December 31, 1997 and additional Acquired Entities' S Distribution Notes covering undistributed earnings for the period commencing January 1, 1998 and ending on the closing date of the NSI Acquisition) and, contingent upon NSI and the Company meeting certain earnings growth targets, up to $25 million in cash per year over the next four years. In addition, the Acquisition Agreement provides that if the Acquired Entities' S Distribution Notes for the above-referenced periods do not equal or exceed $180 million, the Company will pay each NSI Stockholder in cash or in the form of promissory notes the difference between (i) $180 million and
(ii) the aggregate principal amount of the Acquired Entities' S Distribution Notes multiplied by each NSI Stockholder's proportional ownership interest in the outstanding capital stock of NSI. The Acquisition Agreement provides that the number of shares of Series A Preferred Stock to be delivered to the NSI Stockholders shall be determined by dividing $70 million by the average closing price of the Class A Common Stock for the 20 consecutive trading days ending five trading days prior to the closing of the NSI Acquisition.

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

      PRC. With the PRC's large population and the Company's success in the neighboring and Chinese-speaking countries of Hong Kong and Taiwan, management believes that the PRC may be an attractive market for the Company. However, the PRC has proven to be a particularly difficult market for foreign corporations due to its extensive government regulation and historical political tenets, and no assurance can be given that the Company will be able to establish Nu Skin operations in the PRC using the Company's business model or otherwise. The Company believes that entering the PRC may require the successful establishment of a joint venture enterprise with a Chinese partner and the establishment of a local manufacturing presence. These initiatives would likely require a significant investment over time by the Company. The Company believes that the PRC national regulatory agency responsible for direct selling periodically reviews the regulation of multi-level marketing. Management is aware of recent media and other reports in the PRC reporting an increasing desire on the part of senior government officers to curtail or even abolish direct selling and multi-level marketing activities. These views may lead to changes in applicable regulations. The Company believes that PRC regulators are currently not issuing direct selling or multi-level marketing licenses and may take action restricting or rescinding currently licensed direct selling businesses. The Company is actively working on these and other issues including joint ventures and potential marketing alternatives related to possible Nu Skin operations in the PRC. It is not known when or whether the Company will be able to implement in the PRC business models consistent with those used by the Company in other markets. The Company will likely have to apply for licenses on a province by province basis, and the repatriation of the Company's profits will be subject to restrictions on currency conversion and the fluctuations of the government controlled exchange rate. In addition, because distribution systems in the PRC are greatly fragmented, the Company may be forced to use business models significantly different from those used by the Company in more developed countries. The lack of a comprehensive legal system, the uncertainties of enforcement of existing legislation and laws, and potential revisions of existing laws could have an adverse effect on the Company's proposed business in the PRC. See "Risk Factors--Entering New Markets."

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

                           Revenue by Product Category

                            Year Ended         Year Ended         Year Ended
                         December 31, 1995  December 31, 1996  December 31, 1997
                         -----------------  -----------------  -----------------
                             $         %        $         %        $         %
Product Category         ---------  ------  ---------  ------  ---------  ------
Nu Skin Personal care..  $ 303,387   84.6%  $ 493,609   72.8%  $ 569,156   63.9%
IDN....................     23,959    6.7     138,593   20.4     272,402   30.6
Sales aids.............     31,263    8.7      46,394    6.8      48,990    5.5
                         ---------  ------  ---------  ------  ---------  ------
      Total............  $ 358,609  100.0%  $ 678,596  100.0%  $ 890,548  100.0%
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

Relationship With NSI


      As of March 5, 1998, approximately 98% of the combined voting power of the outstanding shares of Common Stock was held by the shareholders of NSI and their affiliates. As a result, when acting as stockholders of the Company, these shareholders of NSI and their affiliates will consider the short-term and long-term impact of all stockholder decisions on the consolidated financial results of NSI and the Company. See "Risk Factors--Relationships with and Reliance on NSI; Potential Conflicts of Interest." In addition, the Company has entered into distribution, trademark/tradename license, licensing and sales, and management services agreements (the "Operating Agreements") with NSI and NSIMG, summary descriptions of which are set forth below. Such summaries are qualified in their entirety by reference to the Operating Agreements in effect and as they may be amended from time to time. In the future the Company may enter into amendments to the Operating Agreements or additional agreements with NSI or NSIMG. The Company is almost completely dependent on the Operating Agreements to conduct its business, and in the event NSI is unable or unwilling to perform its obligations under the Operating Agreements, or terminates the Operating Agreements as provided therein, the Company's business and results of operations will be adversely affected. See "Risk Factors--Relationship with and Reliance on NSI; Potential Conflicts of Interest."

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

      Regulation of Potential Markets. Each of the proposed new markets will present additional unique difficulties and challenges. The PRC, for example, has proven to be a particularly difficult market for foreign corporations due to its extensive government regulation and the historical political tenets, and no assurance can be given that the Company will be able to establish Nu Skin operations in the PRC using the Company's business model or otherwise. The Company believes that entering the PRC may require the successful establishment of a joint venture enterprise with a Chinese partner and the establishment of a local manufacturing presence. These initiatives would likely require a significant investment over time by the Company. The Company believes that the PRC national regulatory agency responsible for direct selling periodically reviews the regulation of multi-level marketing. Management is aware of recent media and other reports in the PRC reporting an increasing desire on the part of senior government officers to curtail or even abolish direct selling and multi-level marketing activities. These views may lead to changes in applicable regulations. The Company believes that PRC regulators are currently not issuing direct selling or multi-level marketing licenses and may take action restricting or rescinding currently licensed direct selling businesses. The Company is actively working on these and other issues including joint ventures and potential marketing alternatives related to possible Nu Skin operations in the PRC. It is not known when or whether the Company will be able to implement in the PRC business models consistent with those used by the Company in other markets. The Company will likely have to apply for licenses on a province by province basis, and the repatriation of the Company's profits will be subject to restrictions on currency conversion and the fluctuations of the government controlled exchange rate. In addition, because distribution systems in the PRC are greatly fragmented, the Company may be forced to use business models significantly different from those used by the Company in more developed countries. The lack of a comprehensive legal system, the uncertainties of enforcement of existing legislation and laws, and potential revisions of existing laws could have an adverse effect on the Company's proposed business in the PRC. See "Risk Factors--Entering New Markets."

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


      Based on the Company's and NSI's experience and research (including assistance from counsel) and the nature and scope of inquiries from government regulatory authorities, the Company and NSI believe that they are in material compliance with all regulations applicable to them. Despite this belief, either the Company or NSI could be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by independent distributors. In 1994, NSI and three of its distributors entered into a consent decree with the Federal Trade Commission (the "FTC") with respect to its investigation of certain product claims and distributor practices, pursuant to which NSI paid approximately $1 million to settle the FTC investigation. In
August 1997, NSI reached a settlement with the FTC with respect to certain product claims and its compliance with the 1994 consent decree, pursuant to which settlement NSI paid $1.5 million to the FTC. During 1997, NSI also voluntarily agreed to recall and rewrite virtually all of its sales and marketing materials to address FTC concerns. In February 1998, the State of Pennsylvania filed a lawsuit against NSI and one of its affiliates Big Planet, Inc. ("Big Planet"), alleging violations of Pennsylvania law. In early March 1998, NSI and Big Planet agreed to suspend for 30 days all sales and recruitment efforts related to Big Planet's potential electricity marketing program. Big Planet also volunteered certain other restrictions on its business. NSI's primary business of distributing personal care and nutritional products was unaffected by the lawsuit. These events were reported in certain media.


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

Risk Factors


      There are certain significant risks facing the Company, many of which are substantial in nature. Stockholders and prospective stockholders in the Company should consider carefully the following risks and information in conjunction with the other information contained herein. The risk factors set forth below relate to the Company's business prior to the contemplated NSI Acquisition.
Certain of these factors may be impacted by the proposed NSI Acquisition; however, no assurance can be given that the NSI Acquisition will be consummated. See "Recent Developments."


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


      Each of the proposed new markets will present additional unique difficulties and challenges. The PRC, for example, has proven to be a particularly difficult market for foreign corporations due to its extensive government regulation and historical political tenets, and no assurance can be given that the Company will be able to establish Nu Skin operations in the PRC using the Company's business model or otherwise. The Company believes that entering the PRC may require the successful establishment of a joint venture enterprise with a Chinese partner and the establishment of a local manufacturing presence. These initiatives would likely require a significant investment over time by the Company. The Company believes that the PRC national regulatory agency responsible for direct selling periodically reviews the regulation of multi-level marketing. Management is aware of recent media and other reports in the PRC reporting an increasing desire on the part of senior government officers to curtail or even abolish direct selling and multi-level marketing activities. These views may lead to changes in applicable regulations. The Company believes that PRC regulators are currently not issuing direct selling or multi-level marketing licenses and may take action restricting or rescinding currently licensed direct selling businesses. The Company is actively working on these and other issues including joint ventures and potential marketing alternatives related to possible Nu Skin operations in the PRC. It is not known when or whether the Company will be able to implement in the PRC business models consistent with those used by the Company in other markets. The Company will likely have to apply for licenses on a province by province basis, and the repatriation of the Company's profits will be subject to restrictions on currency conversion and the fluctuations of the government controlled exchange rate. In addition, because distribution systems in the PRC are greatly fragmented, the Company may be forced to use business models significantly different from those used by the Company in more developed countries. The lack of a comprehensive legal system, the uncertainties of enforcement of existing legislation and laws, and potential revisions of existing laws could have an adverse effect on the Company's proposed business in the PRC.


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


      The Operating Agreements were approved by the Board of Directors of the Company, which was, except with respect to the approval of the Operating Agreements with Nu Skin Thailand and Nu Skin Philippines, composed entirely of individuals who were also officers and shareholders of NSI at the time of approval. The Operating Agreements with Nu Skin Thailand and Nu Skin Philippines were approved by a majority of the disinterested directors of the Company. In addition, some of the executive officers of the Company are also executive officers of NSI. It is expected that a number of the Company's executive officers will continue to spend a portion of their time on the affairs of NSI, for which they will continue to receive compensation from NSI.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company and key managers of the Subsidiaries as of March 5, 1998 were as follows:


  Name                   Age        Position
  ----                   ---        --------
  Blake M. Roney          39        Chairman of the Board
  Steven J. Lund          44        President, Chief Executive Officer and
                                    Director
  Renn M. Patch           47        Chief Operating Officer
  Corey B. Lindley        33        Chief Financial Officer
  Michael D. Smith        52        Vice President of North Asia
  Grant F. Pace           46        Vice President of Southeast Asia and China
  M. Truman Hunt          38        Vice President of Legal Affairs and Investor
                                    Relations
  Keith R. Halls          40        Secretary and Director
  Takashi Bamba           62        President, Nu Skin Japan
  John Chou               51        President, Nu Skin Taiwan
  Sandra N. Tillotson     41        Director
  Brooke B. Roney         35        Director
  Max L. Pinegar          66        Director
  E.J. "Jake" Garn        65        Director
  Paula Hawkins           71        Director
  Daniel W. Campbell      43        Director

   Blake M. Roney has served as Chairman of the Board since the Company's inception. Mr. Roney is a director, the president and a shareholder of NSI and a director and shareholder of the Subsidiaries and an executive officer of certain of the Subsidiaries. He received a B.S. degree from Brigham Young University. He is the brother of Brooke B. Roney.

   Steven J. Lund has been President, Chief Executive Officer and a Director of the Company since its inception. Mr. Lund is a director, executive officer and shareholder of NSI and the Subsidiaries. Mr. Lund previously worked as an attorney in private practice. He received a B.A. degree from Brigham Young University and a J.D. degree from Brigham Young University's J. Reuben Clark Law School.

   Renn M. Patch has been Chief Operating Officer of the Company since its inception. Since 1992, he has served as Vice President of Global Operations and Assistant General Manager of NSI. From 1991 to 1992, he served as Director of Government Affairs of NSI. Prior to joining NSI in 1991, Mr. Patch was associated with the Washington, D.C. consulting firm of Parry and Romani Associates. Mr. Patch earned a B.A. degree from the University of Minnesota, a J.D. degree from Hamline University School of Law and an L.L.M. degree from Georgetown University.

   Corey B. Lindley has been Chief Financial Officer of the Company since its inception. From 1993 to 1996, he served as Managing Director, International of NSI. Mr. Lindley worked as the International Controller of NSI from 1991 to 1994 and lived in Hong Kong and Japan during that time. From 1990 to 1991, he served as Assistant Director of Finance of NSI. Mr. Lindley is a Certified Public Accountant. Prior to joining NSI in 1990, he worked for the accounting firm of Deloitte and Touche. He earned a B.S. degree from Brigham Young University and an M.B.A. degree from Utah State University.

   Michael D. Smith has been Vice President of North Asia for the Company since December 1997. Mr Smith was Vice President of Operations for the Company from inception until December 1997. He also served previously as Vice President of Asian Operations for NSI. In addition, he served as General Counsel of NSI from 1992 to 1996 and as Director of Legal Affairs of NSI from 1989 to 1992. He earned B.S. and M.A. degrees from Brigham Young University and a J.D. degree from the University of Utah.

   Grant F. Pace has served as Vice President Southeast Asia and China since December 1997. From 1992 to 1997, he was Regional Vice President-Direct Selling in the Asian region for Sara Lee and from 1988 to 1997 he was President and Regional Managing Director, Southeast Asia for Avon Products. He received a J.D. degree from Brigham Young University and an M.B.A. degree from Harvard University.

   M. Truman Hunt has served as Vice President of Legal Affairs and Investor Relations since the Company's inception. He also served as Counsel to the President of NSI from 1994 to 1996. From 1991 to 1994, Mr. Hunt served as President and Chief Executive Officer of Better Living Products, Inc., an NSI affiliate involved in the manufacture and distribution of houseware products sold through traditional retail channels. Prior to that time, he was a securities and business attorney in private practice. He received a B.S. degree from Brigham Young University and a J.D. degree from the University of Utah.

   Keith R. Halls has served as Secretary and a Director of the Company since its inception. Mr. Halls is a director, general vice president and shareholder of NSI and a director and shareholder of the Subsidiaries and an executive officer of certain of the Subsidiaries. Mr. Halls is a Certified Public Accountant. Mr. Halls received a B.A. degree from Stephen F. Austin State University and a B.S. degree from Brigham Young University.

   Takashi Bamba has served as President and/or General Manager of Nu Skin Japan since 1993. Prior to joining Nu Skin Japan in 1993, Mr. Bamba served five years as President and CEO of Avon Products Co., Ltd., the publicly traded Japanese subsidiary of Avon Products, Inc. Prior to working at Avon Products Co., Ltd., he spent 17 years at Avon Products, Inc. He received a B.A. degree from Yokohama National University.

   John Chou has served as President and/or General Manager of Nu Skin Taiwan since 1991. Prior to joining Nu Skin Taiwan in 1991, he spent twenty-one years in international marketing and management with 3M Taiwan Ltd., Amway Taiwan and Universal PR Co. Mr. Chou is a standing director of the Taiwan ROC Direct Selling Association. He is also a member of the Kiwanis International, and the Taiwan American Chamber of Commerce. He received a B.A. degree from Tan Kang University in Taipei, Taiwan.

   Sandra N. Tillotson has served as a Director of the Company since its inception. Ms. Tillotson is a director, general vice president and shareholder of NSI and a director and shareholder of the Subsidiaries and an executive officer of certain of the Subsidiaries. She earned a B.S. degree from Brigham Young University.

   Brooke B. Roney has served as a Director of the Company since its inception. Mr. Roney is a director, general vice president and shareholder of NSI and a director and shareholder of the Subsidiaries and an executive officer of certain of the Subsidiaries. He is the brother of Blake M. Roney.

   Max L. Pinegar has served as a Director of the Company since September 1996. He has also served as General Manager of NSI since 1989 and as Vice President of NSI since 1992. He received a B.A. degree from Brigham Young University and an M.B.A. degree from the University of Utah.

   E.J. "Jake" Garn has served as a Director of the Company since March 1997. Senator Garn has been Vice Chairman of Huntsman Corporation, one of the largest privately-held companies in the U.S., since 1993. He currently serves as a director for Dean Witter Funds, John Alden Life Insurance Company and Franklin Covey & Co., Inc. From 1974 to 1993, Senator Garn was a member of the United States Senate and served on numerous senate committees. He received a B.A. degree from the University of Utah.

   Paula Hawkins has served as a Director of the Company since March 1997. Senator Hawkins is the principal of Paula Hawkins & Associates, Inc., a management consulting company. From 1980 to 1986, Senator Hawkins was a member of the United States Senate and served on numerous senate committees.

   Daniel W. Campbell has served as a Director of the Company since March 1997. Mr. Campbell has been a Managing General Partner of EsNet, Ltd. since 1994. From 1992 to 1994, Mr. Campbell was the Senior Vice President and Chief Financial Officer of WordPerfect Corporation and prior to that was a Partner of Price Waterhouse LLP. He received a B.S. degree from Brigham Young University.

   Blake M. Roney and Brooke B. Roney are brothers. The Company is not aware of any other family relationships among any director, executive officer or person nominated to become a director. The Certificate of Incorporation of the Company contains provisions eliminating or limiting the personal liability of directors for violations of a director's fiduciary duty to the extent permitted by the Delaware General Corporation Law.

COMPLIANCE WITH SECTION 16(a) OFTHE SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own beneficially more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of the Company's equity securities. Officers, directors and greater than ten percent beneficial owners are required to furnish the Company with copies of all Section 16(a) reports they file.

   Based solely upon a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 1997 the Company's officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that each of Messrs. Bamba, Chou, Lindley, Patch, and Smith did not timely report on Form 5 the grant of stock bonus awards made in 1996 and Mr. Pace filed a late Form 3 in connection with his commencement of employment with the Company.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal years ended December 31, 1995, 1996 and 1997 of those persons who were the Company's chief executive officer or one of the other four most highly compensated executive officers of the Company or key managers of the Subsidiaries during the last fiscal year (collectively, the "Named Officers").

   The Company was formed in September 1996, and consequently paid no compensation to the Named Officers during the fiscal year ended December 31, 1995 and during the first eight months of the fiscal year ended December 31, 1996. However, salary, bonus and other compensation is presented in the table below for 1995 and until September 1996 based on payments by NSI and the Subsidiaries and from September 1996 through 1997 based on payments by the Company and the Subsidiaries to the Named Officers as if the Company had been in existence during all of 1995 and 1996. During 1995, 1996 and 1997, Messrs. Bamba and Chou were, and continue to be, employed full time as the General Managers and/or Presidents of Nu Skin Japan and Nu Skin Taiwan, respectively, and received all of their compensation from the Company through certain of the Subsidiaries. During 1995, 1996 and 1997, Messrs. Lund and Patch were, and continue to be, executive officers of NSI. The compensation presented in the table below reflects an allocation of the time spent by Messrs. Lund and Patch providing services to the Company and certain Subsidiaries during 1995, 1996 and 1997. During 1995 and 1996, Mr. Lindley was an employee of NSI.

The compensation presented in the table below reflects an allocation of the time spent by Mr. Lindley providing services to the Company during 1996. These salaries and bonuses are in addition to any amounts received during the relevant periods by these officers from NSI in return for their services to NSI.

                           Summary Compensation Table


                                           Annual Compensation
                              ---------------------------------------------
                                                                                Long-Term
                                                                  Other       Compensation
                                                                  Annual       Restricted       All Other
Name and Principal Position     Year     Salary      Bonus     Compensation   Stock Awards    Compensation
---------------------------     ----     ------      -----     ------------   -------------   ------------

Steven J. Lund...............   1997     $275,779  $227,752(1)  $        --              --       $      --
   President and Chief          1996      259,973    89,345(1)           --              --              --
   Executive Officer            1995      236,364    82,529(1)           --              --              --
Takashi Bamba................   1997      393,520   180,364(2)   180,364(3)              --        3,450(5)
   President, Nu Skin Japan     1996      364,138   174,557(2)   195,401(3)      401,375(4)        3,297(5)
                                1995      361,028   105,563(2)    98,063(3)              --        3,297(5)
John Chou....................   1997      253,408    84,469(2)    84,469(6)              --              --
   President, Nu Skin Taiwan    1996      211,000    56,232(2)    77,897(6)      401,375(4)              --
                                1995      185,370    75,786(2)    63,730(6)              --              --
Corey B. Lindley.............   1997      163,727    89,947(1)    16,373(7)              --       15,582(8)
   Chief Financial Officer      1996       62,780    17,288(1)           --      401,375(4)              --
                                1995           --           --           --              --              --
Renn M. Patch................   1997      148,673    72,819(1)    23,788(7)              --        1,151(8)
   Chief Operating Officer      1996       98,638    20,437(1)    13,800(7)      401,375(4)        5,542(8)
                                1995       97,175   104,765(9)   18,750(10)              --              --

----------------------

(1) Cash bonus paid to the recipient not pursuant to a formal bonus plan.

(2) Cash bonus paid during the year reported pursuant to a cash bonus long-term incentive plan for the Presidents of the Subsidiaries.

(3) Includes deferred portion of a bonus accrued during the year reported pursuant to a cash bonus long-term incentive plan for the Presidents of the Subsidiaries and annual lease payments for an automobile.

(4) Employee stock bonus awards for 13,000 shares of Class A Common Stock were granted in 1996 to each of Messrs. Bamba, Chou and Lindley by the Company pursuant to the 1996 Stock Incentive Plan and to Mr. Patch by NSI pursuant to its own stock incentive plan. The awards vest 25% per year beginning in November 1997. Dividends will be paid only on shares actually issued pursuant to employee stock bonus awards and only as, when and if declared by the Company's Board of Directors. Employee stock bonus awards have been valued for purposes of this table using the closing market price of the Company's Class A Common Stock on December 31, 1996 (307/8) multiplied by the number of shares underlying the awards.

(5) Annual premium for pension insurance policy.

(6) Includes deferred portion of a bonus accrued during the year reported pursuant to a cash bonus long-term incentive plan for the Presidents of the Subsidiaries and annual payments for an automobile and club dues.

(7) Includes deferred portion of a bonus accrued during the year reported not pursuant to a formal bonus plan.

(8) Includes compensation in the form of the cash value of the use of certain NSI-owned property and other perquisites.

(9) Noncash bonus paid to Mr. Patch, not pursuant to a formal bonus plan.

(10)Includes $16,500 of accrued deferred compensation and $2,250 of vested deferred compensation awarded to Mr. Patch under NSI's deferred compensation plan.

   The following table sets forth certain information with respect to grants of stock options pursuant to the Nu Skin Asia Pacific, Inc. 1996 Stock Incentive Plan (the "1996 Stock Incentive Plan") during fiscal year 1997 to the Named Officers.

                      Option Grants in Last Fiscal Year(1)


                                        Percentage                                  Potential
                                         of Total                              Realizable Value at
                                          Options   Exercise                      Assumed Annual
                                        Granted to   or Base                   Rates of Stock Price
                              Options    Employees    Price                        Appreciation
                              Granted    in Fiscal     per      Expiration      for Option Term(2)
Name                         (Shares)      Year       Share        Date            5%         10%
----                         --------      ----       -----     ----------      --------    ------
Steven J. Lund ...........         0        --         --           --               --          --
Takashi Bamba ............    25,000        11.6%     $20.875    10/20/07      $328,204    $831,734
John Chou ................    25,000        11.6       20.875    10/20/07       328,204     831,734
Corey B. Lindley .........    26,000        12.0       20.875    10/20/07       341,333     865,004
Renn M. Patch ............    26,000        12.0       20.875    10/20/07       341,333     865,004

----------------------
(1) Under the terms of the 1996 Stock Incentive Plan, all options granted become exercisable in four equal annual installments beginning on the date of grant. Options are granted for a term of ten years, subject to earlier termination in certain events. The exercise price is equal to the fair market value of the Class A Common Stock on the date of grant. The Compensation Committee and/or the Board of Directors retains or retain discretion, subject to certain restrictions, to modify the terms of outstanding options and to reprice outstanding options.

(2) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission, and do not represent the Company's estimate or projection of the future Class A Common Stock price. Actual gains, if any, on stock option exercises are dependent upon the future financial performance of the Company, overall market conditions and the option holder's continued employment through the vesting period. This table does not take into account any actual appreciation in the price of the Class A Common Stock from the date of grant.

    The following table sets forth certain information with respect to unexercised options under the 1996 Stock Incentive Plan held by the Named Officers as of December 31, 1997. No options were exercised by any of the Named Officers in 1997.

    Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                      Value of Unexercised
                    Number of Unexercised Options     In-the-Money Options
                        at December 31, 1997         at December 31, 1997(1)
                    -----------------------------  --------------------------
Name                  Exercisable  Unexercisable   Exercisable  Unexercisable
--------------------  -----------  -------------   -----------  -------------
Steven J. Lund .....            0              0        $    0         $    0
Takashi Bamba ......            0         25,000             0              0
John Chou ..........            0         25,000             0              0
Corey B. Lindley ...            0         26,000             0              0
Renn M. Patch ......            0         26,000             0              0


----------------------


(1) Based on the average of the high and low sales price of the Class A Common Stock on the New York Stock Exchange on December 31, 1997 ($17.31), none of the unexercised options were in the money.

Employment Agreements

    Messrs. Bamba and Chou have entered into employment agreements with Nu Skin Japan and Nu Skin Taiwan, respectively. Under these agreements, these individuals are paid an annual salary and receive various other benefits. These individuals are also entitled to participate in a cash bonus long-term incentive plan.

    Mr. Bamba is employed as the President of Nu Skin Japan at a 1998 annual salary of approximately $341,000. This salary is subject to annual review. Under the terms of his employment agreement, Mr. Bamba is entitled to reimbursement of business-related expenses, the use of an automobile provided by Nu Skin Japan, and participation in any retirement plan offered by Nu Skin Japan. Mr. Bamba also has the right under his employment agreement to have Nu Skin Japan purchase a country club membership and pay related dues, although he has not exercised this right. Mr. Bamba is also provided with a private insurance plan paid for by Nu Skin Japan provided the premium for such private insurance plan does not exceed (Y)300,000 per year. Under his employment agreement, Mr. Bamba has agreed to certain confidentiality obligations. The term of Mr. Bamba's employment is indefinite, subject to termination by Mr. Bamba or Nu Skin Japan upon three months' notice.

     Mr. Chou is employed as the President of Nu Skin Taiwan at a 1998 annual salary of approximately $300,000. Under the terms of his employment agreement, Mr. Chou received a personal loan in the amount of $1 million. The loan bears no interest and is payable upon demand if Mr. Chou ceases to be employed by Nu Skin Taiwan or an affiliate. The loan is to be repaid by applying $100,000 of the sum earned by Mr. Chou under the Bonus Incentive Plan per year against the loan balance. If less than $100,000 is earned under the Bonus Incentive Plan in a given year, $100,000 is nevertheless applied against the loan balance. If Mr. Chou is terminated "without cause," any loan balance will be forgiven. Under the terms of his employment agreement, Mr. Chou is also entitled to health insurance paid for in part by Nu Skin Taiwan. Nu Skin Taiwan also provides Mr. Chou with a monthly car allowance. The term of Mr. Chou's employment agreement currently extends until August 2002. Under his employment agreement, Mr. Chou has agreed to certain confidentiality and non-competition obligations.

Bonus Incentive Plan

    The Company has adopted a bonus incentive plan for the Presidents of certain of the Subsidiaries. Under the current bonus incentive plan, Messrs. Bamba and Chou are entitled to receive an annual cash bonus based upon the prior year's operating results of the Subsidiary for which they are responsible. Participants in this bonus incentive plan are able to receive a bonus equal to 100% of their respective salaries, conditioned on meeting certain performance criteria and subject to cash availability and approval of the Board of Directors of the Company. One half of this bonus is payable by February 15 of the year following the year in which the bonus is earned and the remaining one half is deferred and vests ratably over 10 years or at age 65, whichever occurs first. The Company has not adopted a formal bonus plan for executives of the Company. The Company has, from time to time, paid discretionary cash bonuses to executives based on market and individual performance.


Compensation of Directors

   Each director who does not receive compensation as an officer or employee of the Company, NSI or its affiliates is entitled to receive an annual fee of $25,000 for serving on the Board of Directors, a fee of $1,000 for each meeting of the Board of Directors or any committee meeting thereof attended and a fee of $1,000 for each committee meeting attended if such director is the chairperson of that committee. Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings.

   In addition, certain directors may be granted options or stock bonus awards under the 1996 Stock Incentive Plan. On October 20, 1997, the Board of Directors approved stock bonus awards for E.J. "Jake" Garn, Paula Hawkins and Daniel W.
Campbell of 2,500 shares of Class A Common Stock each under the 1996 Stock Incentive Plan. All of such shares were immediately vested. Also on October 20, 1997, the Board of Directors ratified stock option grants to E.J. "Jake" Garn, Paula Hawkins and Daniel W. Campbell to purchase 10,000 shares each of Class A Common Stock under the 1996 Stock Incentive Plan. All options were granted with an exercise price equal to the fair market value of the Class A Common Stock on September 16, 1997, the date the Compensation Committee approved the grants. The options vest on the day before the next annual meeting of stockholders following the date of grant.

                          COMPENSATION COMMITTEE REPORT

    Notwithstanding anything to the contrary set forth in any of the previous filings made by the Company under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, that might incorporate future filings, including, but not limited to, this Proxy Statement, in whole or in part, the following Compensation Committee Report and the performance graph appearing herein shall not be deemed to be incorporated by reference into any such future filings.

    This Compensation Committee Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Company's executive officers, including its Chief Executive Officer, Steven J. Lund, during the fiscal year ended December 31, 1997.

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

    The components of compensation paid to certain executive officers consist of
(a) base salary, (b) incentive compensation in the form of discretionary annual bonus payments, annual bonus payments and other awards made by the Company (through the Compensation Committee) under the Company's bonus incentive plan for the Presidents of certain Subsidiaries and the Nu Skin Asia Pacific, Inc. 1996 Stock Incentive Plan, respectively, and (c) certain other benefits provided to the Company's executive officers. The Compensation Committee has been responsible for reviewing and approving cash compensation paid by the Company to its executive officers and members of the Company's senior management team, including bonuses and awards made under the aforementioned incentive plans, selecting the individuals who will receive such bonuses and awards and determining the timing, pricing and amount of all such bonuses and awards granted.

    As described above, the Company has adopted a bonus incentive plan for the Presidents of certain of the Subsidiaries. The Company has not yet adopted a formal bonus incentive plan for other executive officers. During 1997, bonuses made to executive officers other than the Presidents of certain Subsidiaries were discretionary and based on achievement of business targets and objectives. The Company believes its incentive compensation plan for the Presidents of certain Subsidiaries rewards those individuals when the Company and its stockholders have benefited from achieving the Company's goals and targeted objectives, all of which the Compensation Committee feels will dictate, in large part, the Company's future operating results. The Compensation Committee believes that its policy of compensating certain of its executive officers with incentive-based compensation fairly and adequately compensates those individuals in relation to their responsibilities, capabilities and contribution to the Company, and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry. In 1997, the Compensation Committee engaged the consulting firm of Towers Perrin to review and evaluate the compensation and incentive plans for the Company's executive officers. Certain of the recommendations made by Towers Perrin have been implemented and certain recommendations are still being considered by the Compensation Committee.

    Components of Compensation. The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company's performance, are discussed below:

    Base Salary. For the fiscal year ended December 31, 1997, the Compensation Committee reviewed and approved the base salary paid by the Company to its executive officers and the Presidents of certain Subsidiaries. Annual adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such performance can fairly be attributed or related to each executive's officer's performance), as well as the nature of each executive officer's responsibilities, capabilities and contributions. In addition, for the fiscal year ended December 31, 1997, the Compensation Committee reviewed the base salaries of its executive officers in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for the Company's executive officers have been reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry.

    Incentive Compensation. As discussed above, a substantial portion of the compensation paid to the Presidents of certain of the Subsidiaries is in the form of incentive compensation designed to reward the achievement of operating goals. Under the terms of the bonus incentive plan for the Presidents of the Subsidiaries and the Nu Skin Asia Pacific, Inc. 1996 Stock Incentive Plan, the Board of Directors and the Compensation Committee have authority, within the terms of such plans, to select the executive officers and employees who will be granted bonuses and other awards and to determine the timing, pricing and amount of any such bonuses or awards.

    Other Benefits. The Company maintains certain other plans and arrangements for the benefit of its executive officers. The Company believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company's industry.

    Compensation of the Chief Executive Officer. Steven J. Lund, the Company's President and Chief Executive Officer also served during 1997 as Executive Vice President of NSI and an officer of certain other Subsidiaries. During 1998, Mr. Lund will continue to be an executive officer of Nu Skin USA, Inc., an affiliate of the Company, and a portion of his compensation will be paid by that entity and certain of its affiliates. During 1997, Mr. Lund received a portion of his cash compensation from NSI. The amounts set forth in the table above reflect that portion of Mr. Lund's salary and bonus which is allocated to the Company based on the relative amount of time spent on the Company's affairs in 1997.

    Conclusion. The Compensation Committee believes that the concepts discussed above further the stockholders' interests and that officer compensation encourages responsible management of the Company. The Compensation Committee regularly considers the effect of management compensation on stockholder interests. In the past, the Board of Directors based its review in part on the experience of its own members and on information requested from management personnel. In 1997, the Compensation Committee sought input from Towers Perrin, an executive compensation and benefits firm regarding the Company's compensation policies and strategies. In the future, these factors, reports of the Compensation Committee and discussions with and information compiled by various independent consultants retained by the Company will be used in determining officer compensation.

                                            COMPENSATION COMMITTEE OF THE
                                            BOARD OF DIRECTORS

                                            Keith R. Halls
                                            Max L. Pinegar
                                            Paula Hawkins
                                            Daniel W. Campbell

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is comprised of Keith R. Halls, Daniel W. Campbell, Paula Hawkins and Max L. Pinegar. Mr. Halls is also the Secretary of the Company. Mr. Halls has entered into a Stockholders Agreement with the
Company and certain other stockholders of the Company. See "Certain Relationships and Transactions--Stockholders Agreement." During fiscal 1997, Mr. Halls was an executive officer, director and stockholder of NSI, and is now an executive officer, director and stockholder of Nu Skin USA, Inc. and various other affiliates of the Company. During fiscal 1997, Mr. Pinegar was an employee of NSI. Several members of the Company's Board of Directors were also directors of NSI and have set compensation for certain executive officers of the Company who have been or will continue to be executive officers of NSI, Nu Skin USA, Inc. or certain of their affiliates. See "Certain Relationships and Transactions--Acquisition of NSI," "--Operating, License and Distribution Agreements; Certain Effects of the NSI Acquisition," "Proposal 3--Approval of Class A Common Stock Issuable Upon Conversion of Series A Preferred Stock" and "Interests of Certain Persons in the Proposals."

                             STOCK PERFORMANCE GRAPH

    Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on the Company's Class A Common Stock with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers for the period from November 22, 1996 (the date of the Company's initial public offering) through December 31, 1997. The graph assumes that $100 is invested in each of the Class A Common Stock, the S&P 500 Index and the index of publicly traded peers on November 22, 1996 and that all dividends were reinvested. The publicly traded companies in the peer group are Amway Asia Pacific, Ltd., Amway Japan, Ltd., Tupperware Corporation, Revlon, Inc. and Avon Products.

                COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN
                        AMONG NU SKIN ASIA PACIFIC, INC.,
                           PEER GROUP AND BROAD MARKET


                                [GRAPHIC OMITTED]


   Measurement Period      Company      S&P 500 Index          Peer Group Index
   ------------------      -------      -------------          ----------------
   November 22, 1996       $100.00             $100.00              $100.00
   December 31, 1996        107.39               98.02                99.03
   December 31, 1997         63.48              130.72                75.48


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of March 2, 1998, by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of the Class A Common Stock or Class B Common Stock, (ii) each of the Company's directors, (iii) each of the Company's "Named Officers" (as defined under "Executive Compensation"), and (iv) all executive officers and directors and director nominees of the Company as a group. The information in this table assumes (a) the exercise of all the options to purchase shares of Class A Common Stock (the "Distributor Options") offered in the Company's Rule 415 Offerings commenced in connection with the Company's initial public offering, (b) the issuance of the 64,500 shares of Class A Common Stock pursuant to employee stock bonus awards (which have not yet vested) offered by the Company in the Rule 415 Offerings and the shares of Class A Common Stock underlying such stock bonus awards, (c) the issuance of the 1,250,000 stock bonus awards offered by NSI and its affiliates excluding the Company in the Rule 415 Offerings and the shares of Class A Common Stock underlying such stock bonus awards, (d) the exercise by an executive officer of the Company of an option to purchase 250,825 shares of Class A Common Stock, and (e) the exercise by certain directors and executive officers of unvested non-qualified stock options to purchase 189,000 shares of Class A Common Stock. The business address of the 5% stockholders is 75 West Center Street, Provo, Utah, 84601.

                             Class A               Class B
                         Common Stock(1,2)    Common Stock(1,2)
                         ----------------    -------------------
                                    % of                    % of    % of Voting
Name                      Shares    Class       Shares     Class      Power(2)
----                     --------   -----    -----------   -----    -----------
Blake M. Roney(3)           --       --      20,414,763     29.0        28.5
Nedra D. Roney(4)           --       --      14,213,895     20.2        19.8
Sandra N. Tillotson(5)      --       --       8,554,510     12.2        11.9
Craig S. Tillotson(6)       --       --       4,402,658      6.3         6.1
R. Craig Bryson(7)          --       --       4,918,236      7.0         6.9
Steven J. Lund(8)           --       --       4,223,224      6.0         5.9
Brooke B. Roney(9)          --       --       3,425,322      4.9         4.8
Keith R. Halls(10)          --       --         894,115      1.3         1.2
Max L. Pinegar(11)        11,300      *              --       --          *
Daniel W. Campbell(12)    12,500      *              --       --          *
E.J. "Jake" Garn(13)      12,500      *              --       --          *
Paula Hawkins(14)         12,500      *              --       --          *
Renn M. Patch(15)         40,500      *              --       --          *
Corey B. Lindley(16)      40,600      *              --       --          *
Takashi Bamba(17)         38,000      *              --       --          *
John Chou(18)             38,215      *              --       --          *
BNASIA, Ltd.(19)            --       --      19,881,455     28.3        27.8
RCKASIA, Ltd.(20)           --       --       4,775,736      6.8         6.7
All directors and        535,440     4.5     37,759,803     53.7        52.7
officers as a group(16
persons) (21)

-------------------
*Less than 1%

(1) Each share of Class B Common Stock is convertible at any time at the option of the holder into one share of Class A Common Stock and each share of Class B Common Stock is automatically converted into one share of Class A Common Stock upon the transfer of such share of Class B Common Stock to any person who is not a Permitted Transferee as defined in the Company's Amended and Restated Certificate of Incorporation.

(2) Each share of Class A Common Stock has one vote per share, each share of Class B Common Stock has ten votes per share, and each share of Series A Preferred Stock generally has no voting rights.

(3) Includes shares beneficially owned or deemed to be owned beneficially by Blake M. Roney as follows: 19,881,455 shares of Class B Common Stock as general partner of BNASIA, Ltd., a limited partnership, and with respect to which he shares voting and investment power with his wife Nancy L. Roney as set forth in footnote 19 below; 357,143 shares of Class B Common Stock as co-trustee and with respect to which he shares voting and investment power with his wife Nancy L. Roney; and 176,165 shares of Class B Common Stock as trustee and with respect to which he has sole voting and investment power.

(4) Includes shares beneficially owned or deemed to be owned beneficially by Nedra D. Roney as follows: 13,913,895 shares of Class B Common Stock directly and with respect to which she has sole voting and investment power; and 300,000 shares of Class B Common Stock as co-trustee and with respect to which she shares voting and investment power.

(5) Includes shares beneficially owned or deemed to be owned beneficially by Sandra N. Tillotson as follows: 7,584,743 shares of Class B Common Stock directly and with respect to which she has sole voting and investment power; 424,767 shares of Class B Common Stock as trustee and with respect to which she has sole voting and investment power; 500,000 shares of Class B Common Stock as manager of a limited liability company and with respect to which she has sole voting and investment power; and 45,000 shares of Class B Common Stock as co-trustee and with respect to which she shares voting and investment power.

(6) Includes shares beneficially owned or deemed to be owned beneficially by Craig S. Tillotson as follows: 2,962,912 shares of Class B Common Stock directly and with respect to which he has sole voting and investment power; 112,500 shares of Class B Common Stock as trustee and with respect to which he has sole voting and investment power; 327,246 shares of Class B Common Stock as co-trustee and with respect to which he shares voting and investment power; and 1,000,000 shares of Class B Common Stock as manager of a limited liability company and with respect to which he has sole voting and investment power.

(7) Includes shares beneficially owned or deemed to be owned beneficially by R. Craig Bryson as follows: 4,775,736 shares of Class B Common Stock as general partner of RCKASIA, Ltd., a limited partnership, and with respect to which he shares voting and investment power with his wife Kathleen D. Bryson as set forth in footnote 20 below; and 142,500 shares of Class B Common Stock as co-trustee and with respect to which he shares voting and investment power with his wife Kathleen D. Bryson.

(8) Includes shares beneficially owned or deemed to be owned beneficially by Steven J. Lund as follows: 3,144,751 shares of Class B Common Stock as general partner of a limited partnership and with respect to which he shares voting and investment power with his wife Kalleen Lund; 897,902 shares of Class B Common Stock as trustee and with respect to which he has sole voting and investment power; and 180,571 shares of Class B Common Stock as co-trustee and with respect to which he shares voting and investment power with his wife Kalleen Lund.

(9) Includes shares beneficially owned or deemed to be owned beneficially by Brooke B. Roney as follows: 3,362,665 shares of Class B Common Stock as general partner of a limited partnership and with respect to which he shares voting and investment power with his wife Denice R. Roney; and 62,657 shares of Class B Common Stock as co-trustee and with respect to which he shares voting and investment power with his wife Denice R. Roney.

(10) Includes shares beneficially owned or deemed to be owned beneficially by Keith R. Halls as follows: 563,258 shares of Class B Common Stock as general partner of a limited partnership and with respect to which he shares voting and investment power with his wife Anna Lisa Massaro Halls; 50,000 shares of Class B Common Stock as the manager of a limited liability company and with respect to which he has sole voting and investment power; 250,000 shares of Class B Common Stock as trustee and with respect to which he has sole voting and investment power; and 30,857 shares of Class B Common Stock as co-trustee and with respect to which he shares voting and investment power with his wife Anna Lisa Massaro Halls.

(11) Includes shares beneficially owned or deemed to be owned beneficially by Max L. Pinegar as follows: 1,550 shares of Class A Common Stock directly and with respect to which he has sole voting and investment power; and 9,750 shares of Class A Common Stock issued to Mr. Pinegar as an employee stock bonus award which will vest ratably, according to its terms, over the remaining term of the award.

(12) Includes shares beneficially owned or deemed to be owned beneficially by Daniel W. Campbell as follows: 2,500 shares of Class A Common Stock directly and with respect to which he has sole voting and investment power; and 10,000 shares of Class A Common Stock issuable to Mr. Campbell pursuant to a non-qualified stock option which will vest on the day before the next annual meeting of stockholders following the date of the grant.

(13) Includes shares beneficially owned or deemed to be owned beneficially by E.J. "Jake" Garn as follows: 2,500 shares of Class A Common Stock directly and with respect to which he has sole voting and investment power; and 10,000 shares of Class A Common Stock issuable to Mr. Garn pursuant to a non-qualified stock option which will vest on the day before the next annual meeting of stockholders following the date of the grant.

(14) Includes shares beneficially owned or deemed to be owned beneficially by Paula Hawkins as follows: 2,500 shares of Class A Common Stock directly and with respect to which she has sole voting and investment power; and 10,000 shares of Class A Common Stock issuable to Ms. Hawkins pursuant to a non-qualified stock option which will vest the day before the next annual meeting of stockholders following the date of the grant.

(15) Includes shares beneficially owned or deemed to be owned beneficially by Renn M. Patch as follows: 4,750 shares of Class A Common Stock directly and with respect to which he has sole voting and investment power; 9,750 shares of Class A Common Stock issued to Mr. Patch as an employee stock bonus award which will vest ratably, according to its terms,over the remaining term of the award; and 26,000 shares of Class A Common Stock issuable to Mr. Patch pursuant to a non-qualified stock option which will vest ratably, according to its terms, over four years following the date of the grant.

(16) Includes shares beneficially owned or deemed to be owned beneficially by Corey B. Lindley as follows: 4,850 shares of Class A Common Stock directly and with respect to which he has sole voting and investment power; 9,750 of Class A Common Stock issued to Mr. Lindley as an employee stock bonus award which will vest ratably, according to its terms, over the remaining term of the award; and 26,000 shares of Class A Common Stock issuable to Mr. Lindley pursuant to a non-qualified stock option which will vest ratably, according to its terms, over four years following the date of the grant.

(17) Includes shares beneficially owned or deemed to be owned beneficially by Takashi Bamba as follows: 3,250 shares of Class A Common Stock directly and with respect to which he has sole voting and investment power; 9,750 shares of Class A Common Stock issued to Mr. Bamba as an employee stock bonus award which will vest ratably, according to its terms, over the remaining term of the award; and 25,000 shares of Class A Common Stock issuable to Mr. Bamba pursuant to a non-qualified stock option which will vest ratably, according to its terms, over four years following the date of the grant.

(18) Includes shares beneficially owned or deemed to be owned beneficially by John Chou as follows: 3,465 shares of Class A Common Stock directly and with respect to which he has sole voting and investment power; 9,750 shares of Class A Common Stock issued to Mr. Chou as an employee stock bonus award which will vest ratably, according to its terms, over the remaining term of the award; and 25,000 shares of Class A Common Stock issuable to Mr. Chou pursuant to a non-qualified stock option which will vest ratably, according to its terms, over four years following the date of the grant.

(19) Includes 19,881,455 shares of Class B Common Stock owned by BNASIA, Ltd., a limited partnership of which Blake M. Roney and his wife Nancy L. Roney are the general partners and who share voting and investment power.

(20) Includes 4,850,736 shares of Class B Common Stock owned by RCKASIA, Ltd., a limited partnership of which R. Craig Bryson and his wife Kathleen D. Bryson are the general partners and who share voting and investment power.

(21) Class A Common Stock includes: 250,825 shares subject to a stock option which has been granted to an executive officer of the Company and which is exercisable until January 1, 2004; 31,115 shares owned directly by certain directors and executive officers; and 64,500 shares issued to certain directors and executive officers as employee stock bonus awards which will vest ratably, according to their terms, over the remaining terms of the awards; and 189,000 shares issued to certain directors and executive officers as non-qualified stock options which will vest either ratably, according to their terms, over four years or, with respect to options held by non-employee directors, the day before the next annual meeting of stockholders following the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

S Corporation Distribution

      Prior to the Reorganization, each Subsidiary involved elected to be treated as an "S" corporation under Subchapter S of the Code and comparable state tax laws. On November 19, 1996, the S corporation status of such Subsidiaries was terminated (the "S Termination Date"). Prior to the S
Termination Date, the Company declared a distribution to the Orininal Stockholders that included all of such Subsidiaries' previously earned and undistributed S corporation earnings through the S Termination Date (the "S Corporation Distribution"). As of the date of the Reorganization, such Subsidiaries' aggregate undistributed taxable S corporation earnings were $86.5 million. The S Corporation Distribution was distributed in the form of promissory notes bearing interest at 6% per annum (the "S Distribution Notes"). On April 4, 1997, the Company paid the outstanding S Distribution Notes balances together with the related interest expense due. The Original Stockholders, which include Messrs. Blake M. Roney, Steven J. Lund and Keith R. Halls, who during 1997 served and continue to serve as officers and directors of the Company, were holders of the S Distribution Notes.

Control By Original Stockholders

      As of March 5, 1998, approximately 98% of the combined voting power of the outstanding shares of Common Stock was held by the Original Stockholders and certain of their affiliates. Consequently, as of such date, the Original Stockholders and certain of their affiliates have the ability, acting in concert, to elect all directors of the Company and approve any action requiring approval by a majority of the stockholders of the Company.

Acquisition of NSI

      On February 27, 1998, the Company entered into the Acquisition Agreement with the NSI Stockholders to acquire the Acquired Entities. The consideration to be paid by the Company to the NSI Stockholders will consist of the Series A Preferred Stock, in an amount determined as set forth below, the assumption of the Acquired Entities' S Distribution Notes payable to the NSI Stockholders in the amount of approximately $180 million (taking into account the Acquired Entities' S Distribution Notes in the amount of approximately $136.2 million as of December 31, 1997 and additional Acquired Entities' S Distribution Notes covering undistributed earnings for the period commencing January 1, 1998 and ending on the closing date of the NSI Acquisition) and, contingent upon NSI and the Company meeting certain earnings growth targets, up to $25 million in cash per year over the next four years. In addition, the Acquisition Agreement provides that if the Acquired Entities' S Distribution Notes for the above-referenced periods do not equal or exceed $180 million, the Company will pay each NSI Stockholder in cash or in the form of promissory notes the difference between (i) $180 million and (ii) the aggregate principal amount of the Acquired Entities' S Distribution Notes multiplied by each NSI Stockholder's proportional ownership interest in the outstanding capital stock of NSI. The Acquisition Agreement provides that the number of shares of Series A Preferred Stock to be delivered to the NSI Stockholders shall be determined by dividing $70 million by the average closing price of the Class A Common Stock for the 20 consecutive trading days ending five trading days prior to the closing of the NSI Acquisition. See "Recent Developments."

Operating, License and Distribution Agreements

      NSI licenses to the Company, through the Subsidiaries, rights to distribute NSI products and to use certain NSI property in the Company's markets. NSIMG, an NSI affiliate, provide management support services to the Company and the Subsidiaries, pursuant to the Operating Agreements with the Subsidiaries. Virtually all of the products sold by the Company are purchased from NSI pursuant to distribution agreements. The Company also manufactures itself, or through third-party manufacturers, certain products and commercial materials which it then sells using NSI trademarks or tradenames licensed under trademark/tradename license agreements. In addition, the Company does not have its own sales or distribution network but licenses the right to use NSI's distribution network and global distributor compensation plan pursuant to licensing and sales agreements. NSIMG also provides a broad range of management, administrative and technical support to the Company pursuant to management services agreements.

      During the fiscal year ended December 31, 1997, NSI and NSIMG charged the Company approximately $241.0 million and $7.3 million, respectively, for goods and services provided to the Company under the Operating Agreements.

      The Operating Agreements were approved by the original Board of Directors of the Company, which was composed entirely of officers and shareholders of NSI. In addition, two of the executive officers of the Company, including the Chief Executive Officer, were also executive officers of NSI through the date of the NSI Acquisition. During 1997 a portion of such officers' time was spent on the affairs of NSI, for which they receive compensation from NSI, in addition to amounts they received from the Company for services to the Company.

      During 1997, Nu Skin Japan paid NSI a royalty of 8% of the revenue from sales of products manufactured by a third party manufacturer under a license agreement between Nu Skin Japan and NSI. In the fiscal year ended December 31, 1997, Nu Skin Japan paid NSI $3.7 million in royalties under this agreement.

      During 1997, pursuant to wholesale distribution agreements, Nu Skin Hong Kong distributed certain NSI products to Nu Skin Personal Care Australia, Inc. and Nu Skin New Zealand, Inc., affiliates of NSI. Pursuant to these agreements, Nu Skin Hong Kong was paid approximately $4.3 million in 1997 by Nu Skin Personal Care Australia, Inc. and Nu Skin New Zealand, Inc.

      Concurrently with the Company's initial public offering, the Company purchased from NSI for $25 million, the exclusive rights to distribute NSI products in Thailand, Indonesia, Malaysia, the Philippines, the People's Republic of China, Singapore and Vietnam. As of February 1, 1998, the Company had paid all of this amount. Following the NSI Acquisition, the Company, through its Subsidiary, NSI, will license to Nu Skin USA, Inc. and other affiliates operating in Canada, Mexico, Puerto Rico and Guatemala, rights to distribute Nu Skin products and to use certain intellectual property. NSIMG, a wholly-owned subsidiary of the Company, will provide management support services to the Retained Entities. Virtually all of the products sold by the Retained Entities will be purchased from the Company.

      The Company anticipates the above described relationships will be modified or impacted to some degree by the NSI Acquisition. See "Recent Developments."

Stockholders Partnership

      R. Craig Bryson and Craig S. Tillotson are major stockholders of the Company and have been NSI distributors since 1984. Messrs. Bryson and Tillotson are partners in an entity (the "Partnership") which receives substantial commissions from NSI, including commissions on sales generated within the Company's markets. For the fiscal year ended December 31, 1997, total commissions paid to the Partnership on sales originating in the Company's then open markets (Japan, Taiwan, Hong Kong, South Korea and Thailand) were approximately $1.1 million. By agreement, NSI pays commissions to the Partnership at the highest level of commissions available to distributors. Management believes that this arrangement allows Messrs. Bryson and Tillotson the flexibility of using their expertise and reputations in network marketing circles to sponsor, motivate and train distributors to benefit NSI's distributor force generally, without having to focus solely on their own organizations.

Stockholders Agreement

      The Original Stockholders entered into a stockholders agreement with the Company (the "Original Stockholders Agreement") immediately prior to the initial public offering of the Company's Class A Common Stock in November 1996. Pursuant to the Original Stockholders Agreement and in order to ensure the qualification of the Reorganization under Section 351 of the Code, the Original Stockholders agreed not to transfer any shares through November 28, 1997 without the consent of the Company except for certain transfers relating to the funding of the Distributor Options and the grant of employee stock bonus awards.

      Effective as of November 28, 1997, the Original Stockholders entered into an amended and restated stockholders agreement with the Company (the "Stockholders Agreement"). As of March 5, 1998, the Original Stockholders and certain of their affiliates beneficially owned shares having approximately 98% of the combined voting power of the outstanding shares of Common Stock. The Original Stockholders agreed not to transfer any shares they own through November 28, 1998 (the "Initial Lock-up Period") without the consent of the Company except for certain transfers relating to the funding of Distributor
Options and the grant of employee stock bonus awards. However, the NSI Acquisition has effected an automatic extension of the lock-up period until one year following the closing date of the NSI Acquisition (the "Extended Lock-up Period").

      For one year following the last to expire of (i) the Initial Lock-up Period, and (ii) the Extended Lock-up Period (the "Restricted Resale Period"), all sales of Shares in a public resale pursuant to Rule 144 or any other exempt transaction under the Securities Act, shall not exceed in any calendar quarter an amount determined by multiplying (x) a percentage determined for each Original Stockholder in accordance with each Original Stockholder's pro-rata ownership percentage in the Company by (y) the average weekly trading volume for the Company's Class A Common Stock on the New York Stock Exchange during the calendar quarter immediately preceding any transfer permitted during the Restricted Resale Period (the "Rule 144 Allotment"). In no event, however, shall any Stockholder's Rule 144 Allotment be less than 20,000 shares per calendar quarter with the exception of certain of the Original Stockholders' controlled entities identified in the Stockholders Agreement whose Rule 144 Allotment for any calendar quarter shall be equal to 5% of the shares held by such Original Stockholder on the date of the Stockholders Agreement. The Original Stockholders have been granted registration rights by the Company permitting each such Original Stockholder to register his or her shares of Class A Common Stock, subject to certain restrictions, on any registration statement filed by the Company until such Original Stockholder has sold a specified value of shares of Class A Common Stock.

Certain Loans

      As part of his employment agreement, the Company loaned Mr. Chou $1 million. The loan bears no interest and is payable upon demand if Mr. Chou ceases to be employed by Nu Skin Taiwan or an affiliate. The loan is to be repaid by applying $100,000 of the sum earned by Mr. Chou under the Bonus Incentive Plan per year against the loan balance. If less than $100,000 is earned under the Bonus Incentive Plan in a given year, $100,000 is nevertheless applied against the loan balance. If Mr. Chou is terminated "without cause," any loan balance will be forgiven. See "Executive Compensation-- Employment Agreements."

      On December 10, 1997, the Company loaned $5 million (the "Original Principal Amount") to Nedra D. Roney. This loan is secured by a pledge by Ms. Roney of three hundred forty-nine thousand four hundred six (349,406) shares of Class B Common Stock. The loan is payable on demand with interest on the original principal amount at the statutory rate on the date of the loan as set forth under the Internal Revenue Code of 1986, as amended. This loan was made in connection with Ms. Roney's entering into the Stockholders Agreement, as amended.

Repurchase of Class B Common Stock

      On December 10, 1997, the Company repurchased in a series of private transactions a total of 1,067,529 shares of Class B Common Stock from certain of the Original Stockholders as follows: 281,615 shares from Kirk V. Roney; 281,614 shares from Melanie K. Roney; 214,286 shares from Rick A. Roney; 214,286 shares from Burke F. Roney; 20,964 shares from Park R. Roney and 54,764 shares from The MAR Trust. The Company purchased all of such shares for $14.31 per share, a purchase price based on seventy percent (70% ) of the December 9, 1997 closing price of the Company's Class A Common Stock as reported on the New York Stock Exchange. These shares were repurchased in connection with the execution by such Original Stockholders of the Stockholders Agreement and converted to Class A Common Stock upon purchase by the Company.

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

               3(a) Exhibits:  The  following  Exhibits are filed with this Form
                    10-K:

                    Exhibit
                    Number Exhibit Description

                   *2.1    Stock  Acquisition  Agreement  between  Nu Skin  Asia
                           Pacific,  Inc.  and  each  of   the  persons  on  the
                           signature pages thereof, dated February 27, 1998.

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

                    10.23 Form of Addendum to Amended and Restated Licensing and Sales Agreement incorporated by reference to
                           Exhibit 10.23 to the Company's Form S-1.

                    10.24  Form    of    Administrative    Services    Agreement
                           incorporated by reference to Exhibit 10.24 to the Company's Form S-1.

                   *10.25 Form of Amended and Restated Stockholders Agreement dated as of November 28, 1997.

                   *10.26 Demand Promissory Note in the original principal amount of $5,000,000 dated December 10, 1997 from Nedra Roney payable to Nu Skin Asia Pacific, Inc.

                   *10.27 Stock Pledge Agreement between Nu Skin Asia Pacific, Inc. and Nedra Roney dated as of December 10, 1997.

                   *10.28 Stock Purchase Agreement dated as of December 10, 1997 between Nu Skin Asia Pacific, Inc. and Kirk V. Roney and Melanie R. Roney.

                   *10.29 Stock Purchase Agreement dated as of December 10, 1997 between Nu Skin Asia Pacific, Inc. and Rick A. Roney and certain affiliates.

                   *10.30 Stock Purchase Agreement dated as of December 10, 1997 between Nu Skin Asia Pacific, Inc. and Burke F. Roney.

                   *10.31 Stock Purchase Agreement dated December 10, 1997 between Nu Skin Asia Pacific, Inc. and Park R. Roney.

                   *10.32 Stock Purchase Agreement dated December 10, 1997 between Nu Skin Asia Pacific, Inc. and The MAR Trust.

               13. 1997 Annual Report to Stockholders (Only items incorporated by reference).

              *21.1 Subsidiaries of the Company.

               27.  Financial Data Schedule.

            * These Exhibits were previously filed with the Form 10-K of Nu Skin
              Asia Pacific, Inc. on March 13, 1998.

            (b)The Company did not file a Current  Report on Form 8-K during the last quarter of the period covered by this report.

            (c)The exhibits required by Item 601 of Regulation S-K are set forth in (a)3 above.

            (d)The financial  statement schedules required by Regulation S-K are set forth in (a)2 above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March, 1998.

                                    NU SKIN ASIA PACIFIC, INC.



                                    By:    /s/ Corey B. Lindley
                                           Corey B. Lindley
                                    Its:   Chief Finacial Officer (Principal
                                           Financial and Accounting Officer)