Form 10-Q
period 1998-03-31
NU SKIN ASIA PACIFIC INC
filed 1998-05-14
CIK 1021561

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

For the quarterly period ended March 31, 1998
                                       OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                                Commission file number 001-12421


    Nu Skin Enterprises, Inc. (formerly known as Nu Skin Asia Pacific, Inc.)
             (Exact Name of Registrant as Specified in Its Charter)

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



    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

    As of April 15, 1998, 11,945,941 shares of the Company's Class A Common Stock, $.001 par value per share, 70,280,759 shares of the Company's Class B Common Stock, $.001 par value per share, and 2,986,663 shares of the Company's Preferred Stock, $.001 par value per share, were outstanding.

                            NU SKIN ENTERPRISES, INC.
                      (Formerly Nu Skin Asia Pacific, Inc.)

                 1998 FORM 10-Q QUARTERLY REPORT - FIRST QUARTER

                                TABLE OF CONTENTS


                                                                            Page

PART I. FINANCIAL INFORMATION
   ITEM 1.    FINANCIAL STATEMENTS:
               CONSOLIDATED AND COMBINED BALANCE SHEETS.......................2
               COMBINED STATEMENTS OF INCOME..................................3
               COMBINED STATEMENTS OF CASH FLOWS..............................4
                   NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS ...5
   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................7


PART II. OTHER INFORMATION
   ITEM 1.    LEGAL PROCEEDINGS..............................................12
   ITEM 2.    CHANGES IN SECURITIES..........................................13
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................13
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13
   ITEM 5.    OTHER INFORMATION..............................................14
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................14
   SIGNATURES ...............................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Nu Skin Enterprises, Inc.
Consolidated and Combined Balance Sheets (Unaudited)
(in thousands, except share amounts)
--------------------------------------------------------------------------------



                                                                      Consolidated   Combined
                                                                        March 31,   December 31,
                                                                           1998         1997
                                                                      ------------  ------------
ASSETS
Current assets
     Cash and cash equivalents                                          $ 159,069    $ 174,300
     Accounts receivable                                                   17,522       11,074
     Related parties receivable                                            28,659       23,008
     Inventories, net                                                     100,800       69,491
     Prepaid expenses and other                                            45,148       38,716
                                                                        ---------    ---------
                                                                          351,198      316,589

Property and equipment, net                                                27,860       27,146
Other assets, net                                                         105,983       61,269
                                                                        ---------    ---------
         Total assets                                                   $ 485,041    $ 405,004
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                   $  23,309    $  23,259
     Accrued expenses                                                     120,392      140,615
     Related parties payable                                               21,333       10,038
     Notes payable to stockholders, current portion                        15,735       19,457
                                                                        ---------    ---------
                                                                          180,769      193,369
                                                                        ---------    ---------

Notes payable to stockholders, less current portion                       160,543      116,743
Minority interest                                                            --        (15,753)
                                                                        ---------    ---------

Commitments and contingencies

Stockholders' equity
     Preferred stock - 25,000,000 shares authorized, $.001 par value,
         2,986,663 and 1,941,331 shares issued and outstanding                  3            2
     Class A common stock - 500,000,000 shares authorized, $.001 par value, 11,926,702 and 11,758,011 shares issued and
         outstanding                                                           12           12
     Class B common stock - 100,000,000 shares authorized, $.001
         par value, 70,280,759 shares issued and outstanding                   70           70
     Additional paid-in capital                                            95,453      115,053
     Retained earnings                                                     89,662       33,541
     Deferred compensation                                                 (8,440)      (9,455)
     Accumulated other comprehensive income                               (33,031)     (28,578)
                                                                        ---------    ---------
                                                                          143,729      110,645
                                                                        ---------    ---------
         Total liabilities and stockholders' equity                     $ 485,041    $ 405,004
                                                                        =========    =========


     The accompanying notes are an integral part of these consolidated and combined financial statements.

Nu Skin Enterprises, Inc.
Combined Statements of Income (Unaudited)
(in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                   Combined       Combined
                                                                     Three          Three
                                                                  Months Ended   Months Ended
                                                                    March 31,      March 31,
                                                                      1998           1997
                                                                  ------------   ------------

Revenue                                                             $ 227,863      $ 224,185
Cost of sales                                                          45,689         45,227
                                                                    ---------      ---------

Gross profit                                                          182,174        178,958
                                                                    ---------      ---------

Operating expenses
     Distributor incentives                                            83,127         82,948
     Selling, general and administrative                               48,071         53,260
     Distributor stock expense                                           --            4,477
                                                                    ---------      ---------

Total operating expenses                                              131,198        140,685
                                                                    ---------      ---------

Operating income                                                       50,976         38,273
Other income (expense), net                                             2,185          3,537
                                                                    ---------      ---------

Income before provision for income taxes and minority
     interest                                                          53,161         41,810
Provision for income taxes                                             16,405         12,031
Minority interest                                                       3,081          4,043
                                                                    ---------      ---------

Net income                                                          $  33,675      $  25,736
                                                                    =========      =========

Net income per share (Note 4):
     Basic                                                          $    .41       $     .31
     Diluted                                                        $    .39       $     .29
Weighted average common shares outstanding :
     Basic                                                             82,004         83,420
     Diluted                                                           86,316         87,357

Pro forma data:
     Income before pro forma provision for income taxes
         and minority interest                                      $  53,161      $  41,810
     Pro forma provision for income taxes (Note 3)                     19,563         15,879
     Pro forma minority interest                                        1,947          2,507
                                                                    ---------      ---------
     Pro forma net income                                           $  31,651      $  23,424
                                                                    =========      =========


Pro forma net income per share (Note 4):
     Basic                                                          $     .39      $     .28
     Diluted                                                        $     .37      $     .27


     The accompanying notes are an integral part of these consolidated and combined financial statements.

Nu Skin Enterprises, Inc.
Combined Statements of Cash Flows (Unaudited)
(in thousands)
--------------------------------------------------------------------------------

                                                                   Combined       Combined
                                                                     Three         Three
                                                                  Months Ended  Months Ended
                                                                    March 31,     March 31,
                                                                      1998          1997
                                                                  ------------  ------------
Cash flows from operating activities:
Net income                                                          $  33,675    $  25,736
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                        3,105        2,155
   Amortization of deferred compensation                                1,015        6,554
   Income applicable to minority interest                               3,081        4,043
   Changes in operating assets and liabilities:
         Accounts receivable                                           (6,448)      (1,580)
         Related parties receivable                                    (5,651)       4,064
         Inventories, net                                              (9,709)     (13,550)
         Prepaid expenses and other                                    (6,432)      (5,955)
         Other assets                                                  (3,075)        (558)
         Accounts payable                                                  50         (307)
         Accrued expenses                                             (23,223)     (23,489)
         Related parties payable                                       11,295       (5,639)
                                                                    ---------    ---------

   Net cash used in operating activities                               (2,317)      (8,526)
                                                                    ---------    ---------

Cash flows from investing activities:
Purchase of property and equipment                                     (2,982)      (2,995)
Payments for lease deposits                                            (1,502)         (58)
Receipt of refundable lease deposits                                      108          122
                                                                    ---------    ---------

   Net cash used in investing activities                               (4,376)      (2,931)
                                                                    ---------    ---------

Cash flows from financing activities:
Payment to stockholders for notes payable                              (3,722)        --
                                                                    ---------    ---------

   Net cash used in financing activities                               (3,722)        --
                                                                    ---------    ---------

Effect of exchange rate changes on cash                                (4,816)      (1,256)
                                                                    ---------    ---------

Net decrease in cash and cash equivalents                             (15,231)     (12,713)

Cash and cash equivalents, beginning of period                        174,300      214,823
                                                                    ---------    ---------

Cash and cash equivalents, end of period                            $ 159,069    $ 202,110
                                                                    =========    =========




     The accompanying notes are an integral part of these consolidated and combined financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated and Combined Financial Statements
--------------------------------------------------------------------------------


1.     THE COMPANY

     Nu Skin Enterprises, Inc., formerly known as Nu Skin Asia Pacific, Inc. (the "Company"), is a network marketing company involved in the distribution and sale of premium quality, innovative personal care and nutritional products. The Company distributes Nu Skin brand products in markets throughout the world excluding the United States of America. These markets include Japan, Taiwan, Hong Kong (including Macau), South Korea, Thailand, the Philippines, Australia, New Zealand, the United Kingdom, Austria, Belgium, France, Germany, Italy, Ireland, Portugal, Spain, and the Netherlands (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries"), where the Company currently has operations, and in Argentina, Brazil, Chile, Indonesia, Malaysia, the PRC, Poland, Singapore and Vietnam, where Nu Skin operations have not yet commenced.

     The Company was incorporated on September 4, 1996 as a holding company and acquired certain of the Subsidiaries (the "Initial Subsidiaries") through a reorganization (the "Reorganization") which occurred November 20, 1996. Prior to the Reorganization, each of the Initial Subsidiaries elected to be treated as an S corporation. In connection with the Reorganization, the Initial Subsidiaries' S corporation status was terminated on November 19, 1996, and the Company declared a distribution to the stockholders that included all of the Initial Subsidiaries' previously earned and undistributed taxable S corporation earnings totaling $86.5 million (the "S Distribution Notes").

     On November 27, 1996 the Company completed its initial public offerings of 4,750,000 shares of Class A Common Stock and received net proceeds of $98.8 million (the "Underwritten Offerings").

     The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated and combined financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


2.     ACQUISITION OF NU SKIN INTERNATIONAL, INC. ("NSI") AND CERTAIN AFFILIATES

     On March 27, 1998, the Company completed the acquisition (the "NSI Acquisition") of the capital stock of NSI, NSI affiliates in Europe, South America, Australia and New Zealand and certain other NSI affiliates (the "Acquired Entities") for $70 million in preferred stock and long-term notes payable to the stockholders of the Acquired Entities ("NSI Stockholders") totaling approximately $23.7 million. In addition, contingent upon NSI and the Company meeting specific earnings growth targets, the Company will pay up to $25 million in cash per year over the next four years to the NSI Stockholders. Also, as part of the NSI Acquisition, the Company assumed approximately $156.3 million in S Distribution Notes. The contingent consideration paid, if any, will be accounted for as an adjustment to the purchase price and allocated to the Acquired Entities' assets and liabilities.

     The NSI Acquisition was accounted for by the purchase method of accounting, except for that portion of the Acquired Entities under common control of a group of stockholders, which portion was accounted for in a manner similar to a pooling of interests. The common control group is comprised of the NSI Stockholders who are immediate family members. The minority interest, which is comprised of the NSI Stockholders who are not immediate family members, was acquired during the NSI Acquisition.

Nu Skin Enterprises, Inc.
Notes to Consolidated and Combined Financial Statements
--------------------------------------------------------------------------------



3.     INCOME TAXES

     As a result of the NSI Acquisition described in Note 2, the Acquired Entities are no longer treated as S corporations for U.S. Federal income tax purposes. The combined statements of income include a pro forma presentation for income taxes, including the effect on minority interest, which would have been recorded if the Acquired Entities had been taxed as C corporations rather than as S corporations for the three-month periods ended March 31, 1998 and 1997.


4.     NET INCOME PER SHARE

     Net income per share is computed based on the weighted average number of common shares and common share equivalents outstanding during the periods presented assuming that the Company's Reorganization occurred as of January 1, 1997. Additionally, diluted earnings per share data gives effect to all dilutive potential common shares that were outstanding during the periods presented, including the convertible preferred stock issued in the NSI Acquisition as if such shares had been converted to Class A Common Stock.


5.     FINANCIAL INSTRUMENTS

     The Company's Subsidiaries enter into significant transactions with each other and third parties which may not be denominated in the respective Subsidiaries' functional currencies. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. The Company does not use such financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company's operating results. Gains and losses on foreign currency forward contracts and intercompany loans of foreign currency are recorded as other income and expense in the combined statements of income.

     At March 31, 1998 and December 31, 1997, the Company held foreign currency forward contracts with notional amounts totaling approximately $69.0 million and $51.0 million, respectively, to hedge foreign currency items. The realized and unrealized net gains on these contracts were $1.9 million for the three-month period ended March 31, 1998. These contracts have maturities through September 1998.

     At March 31, 1998 and 1997, the intercompany loan from Nu Skin Japan to Nu Skin Hong Kong totaled approximately $52.6 million and $23.4 million, respectively. The Company recorded unrealized exchange gains totaling $0.9 million and $1.7 million, resulting from the intercompany loan for the three months ended March 31, 1998 and 1997, respectively.


6.     NEW ACCOUNTING STANDARDS

     During the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, and it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

     The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997, were as follows:


                                                       1998           1997
                                                     ---------      ---------

     Net income                                      $  33,675      $  25,736

     Other comprehensive income, net of tax:
        Foreign currency translation adjustments        (3,746)        (3,060)
                                                     ---------      ---------

     Comprehensive income                            $  29,929      $  22,676
                                                     =========      =========

     Accumulated other comprehensive income is comprised solely of foreign currency translation adjustments.


7.     SUBSEQUENT EVENTS


     On May 5, 1998, the stockholders of the Company approved the automatic conversion of the preferred stock, issued in the NSI Acquisition, into 2,986,663 shares of Class A Common Stock.

     On May 8, 1998, the Company and its Japanese subsidiary Nu Skin Japan Co., Ltd. entered into a $180 million credit facility with a syndicate of financial institutions for which ABN-AMRO, N.V. acted as agent. This credit facility was used to satisfy Company liabilities which were assumed as part of the NSI Acquisition. The Company borrowed $110 million and Nu Skin Japan Co., Ltd. borrowed the Japanese Yen equivalent of $70 million denominated in local currency.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 compared to 1997

     Revenue increased 1.7% to $227.9 million from $224.2 million for the three months ended March 31, 1998 compared with the same period in 1997. Revenue in North Asia, which consists of Japan and South Korea, remained steady at approximately $157 million for the three months ended March 31, 1998 and 1997. Although economic challenges, currency devaluation and unfavorable media and consumer group attention toward foreign companies in South Korea resulted in a significant decline in South Korean revenue for the three months ended March 31, 1998 compared to the same period in 1997, revenue in Japan increased 33% due to the continued growth of the personal care and IDN product lines. Revenue in Southeast Asia, which consists of Taiwan, Thailand, Hong Kong, the Philippines, Australia and New Zealand, totaled $46.1 million for the three months ended March 31, 1998, a decrease of 17.4% from revenue of $55.8 million during the three months ended March 31, 1997. This decrease is primarily due to a 25% revenue decline in Taiwan for the three-month period ended March 31, 1998 as compared to the same period in 1997. This decline is primarily due to the weakening of the Taiwanese currency relative to the U.S. dollar. The decline in Southeast Asia was offset by aggregate revenue increases in the Company's other markets, which include the United Kingdom, Germany, Italy, the Netherlands, France, Belgium, Spain, Portugal, Ireland, Austria and sales to affiliates. Aggregate revenue in these markets increased to $24.7 million from $11.8 million, an increase of 109.3%, for the three months ended March 31, 1998 compared to the same period in 1997. This increase was primarily due to significantly increased sales to affiliates resulting from the successful convention held in the first quarter of 1998 in the United States, which attracted over 13,000 distributors.

     Gross profit as a percentage of revenue was 79.9% and 79.8% for the three months ended March 31, 1998 and 1997, respectively. The Company purchases goods in U.S. dollars and recognizes revenue in local currency and is consequently subjected to exchange rate risks in its gross margins. The negative pressure on gross margins, due primarily to weakened currencies throughout the Company's Asian markets, was more than offset by gross margin improvement as a result of price increases throughout Asia during the second quarter of 1997 in addition to increased local manufacturing efforts designed to improve and stabilize gross margins.

     Distributor incentives as a percentage of revenue decreased to 36.5% for the three months ended March 31, 1998 from 37.0% for the three months ended March 31, 1997. The primary reasons for this decrease were reduced distributor incentives in South Korea and sales of a smaller percentage of non-commissionable items throughout the Company's markets in 1998.

     Selling, general and administrative expenses as a percentage of revenue decreased to 21.1% for the three months ended March 31, 1998 from 23.8% for the three months ended March 31, 1997. This decrease was primarily due to economies of scale gained as the Company's revenue increased, particularly in Japan. In addition, the Company spent approximately $3.0 million on a large convention held in Japan during the first quarter of 1997.

     Distributor stock expense of $4.5 million for the three months ended March 31, 1997 reflects the one-time grant of the distributor stock options at an exercise price of 25% of the initial public offering price in connection with the Underwritten Offerings completed on November 27, 1996. This non-cash expense is non-recurring and was only recorded in the fourth quarter of 1996 and in each of the four quarters in 1997.

     Operating income increased 33.2% to $51.0 million from $38.3 million for the three months ended March 31, 1998 compared with the same period in 1997. Operating margin increased to 22.4% from 17.1% for the three months ended March 31, 1998 compared with the same period in 1997. This operating income and margin increase was caused primarily by the non-recurring distributor stock expense recorded in 1997, decreased selling, general and administrative expenses and increased gross profit.

     Other income decreased by $1.4 million for the three months ended March 31, 1998 compared with the same period in 1997. The decrease was primarily caused by an increase in interest expense of $1.2 million related to the increase in notes to stockholders during the first quarter of 1998 as compared to the first quarter of 1997.

     Provision for income taxes increased to $16.4 million from $12.0 million for the three months ended March 31, 1998 compared with the same period in 1997 due to increased income. The effective tax rate was 30.9% and 28.8% for the three months ended March 31, 1998 and 1997, respectively. The pro forma provision for income taxes presents income taxes as if the Acquired Entities had been taxed as C corporations rather than as S corporations for the three-month periods ended March 31, 1998 and 1997. On a pro forma basis, the effective tax rate was 36.8% and 38.0% for the first quarter of 1998 and 1997, respectively.

     Minority interest relates to the earnings of the Acquired Entities which are not under common control. The minority interest owed at March 26, 1998 was purchased as part of the NSI Acquisition. Accordingly, minority interest will not continue after the NSI Acquisition.

     Net income increased by $8.0 million to $33.7 million from $25.7 million for the three months ended March 31, 1998 compared with the same period in 1997. Net income as a percentage of revenue increased to 14.8% for the three months ended March 31, 1998 as compared to 11.5% for the same period in 1997 due to improved operating margins.

Liquidity and Capital Resources

     The Company effected the Reorganization and the Underwritten Offerings in November 1996. During the Underwritten Offerings, the Company raised $98.8 million in net proceeds. As of the date of the Reorganization, the aggregate undistributed taxable S corporation earnings of the Subsidiaries were $86.5 million. The Subsidiaries' earned and undistributed S corporation earnings through the date of termination of the Subsidiaries' S corporation status were distributed in the form of the S Distribution Notes, bearing interest at 6.0% per annum. From the proceeds of the Underwritten Offerings, $15.0 million was used to pay a portion of the S Distribution Notes and the remaining balance of $71.5 million was paid in April 1997. Management has used and anticipates continued use of the remaining proceeds of the Underwritten Offerings in operations of the Company.

     The Company generates significant cash flow from operations due to continued growth, favorable gross margins and minimal capital requirements. Additionally, the Company does not extend credit to distributors, but requires payment prior to shipping products. This process eliminates the need for accounts receivable from distributors. During the first quarter of each year, the Company pays significant accrued income taxes in many foreign jurisdictions including Japan. These large cash payments generally more than offset significant cash generated in the first quarter. During the three months ended March 31, 1998, the Company used $2.3 million from operations compared to $8.5 million used during the three months ended March 31, 1997. This decrease in cash used from operations in 1997 is primarily due to increased income during the three months ended March 31, 1998.

     As of March 31, 1998, working capital was $170.4 million compared to $123.2 million as of December 31, 1997. This increase is largely due to the step-up in inventory relating to the NSI Acquisition. Cash and cash equivalents at March 31, 1998 were $159.1 million compared to $174.3 million at December 31, 1997.

     In December 1997, the Company loaned $5 million to a non-management stockholder. The loan is secured by 349,406 shares of Class B Common Stock of the Company. Interest accrues at a rate of 6.0% per annum on the principal balance of the loan. The loan may be repaid by transferring to the Company the shares pledged to secure the loan.

     Historically, the Company's principal needs for funds have been for distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of new markets. The Company has generally relied entirely on cash flow from operations to meet its business objectives without incurring long-term debt to unrelated third parties.

     Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $3.0 million for the three months ended March 31, 1998 and 1997. In addition, the Company anticipates additional capital expenditures in 1998 of $17.0 million to further enhance its infrastructure, including computer systems and software, warehousing facilities and walk-in distributor centers in order to accommodate future growth. The Company is currently reviewing its own and its principal vendors' computer systems and software to evaluate and address the "Year 2000" issue. The Company believes that the capital required to modify these systems will not be material to the Company.

     In December 1997, the Company repurchased in private transactions a total of 1,067,529 shares of its Class B Common Stock which were immediately converted to Class A Common Stock and a total of 348,387 shares of Class A Common Stock for approximately $20.3 million.

     In March 1998, the Company completed its acquisition of the Acquired Entities for $70 million in preferred stock and long-term notes payable to the NSI Stockholders totaling approximately $23.7 million. In addition, contingent upon NSI and the Company meeting certain earnings growth targets, the Company may pay up to $25 million in cash per year over the next four years. Also, as part of the NSI Acquisition, the Company assumed approximately $156.3 million in S Distribution Notes due in equal monthly installments over the next seven years. The contingent consideration paid, if any, will be accounted for as an adjustment to the purchase price and allocated to the Acquired Entities' assets and liabilities.

     In May 1998, the Company and its Japanese subsidiary Nu Skin Japan Co., Ltd. entered into a $180 million credit facility with a syndicate of financial institutions for which ABN-AMRO, N.V. acted as agent. This credit facility was used to satisfy Company liabilities which were assumed as part of the NSI Acquisition. The Company borrowed $110 million and Nu Skin Japan Co., Ltd. borrowed the Japanese Yen equivalent of $70 million denominated in local currency. The U.S. portion of the credit facility bears interest at either a base rate as specified in the credit facility or the London Inter-Bank Offer rate plus an applicable margin, in the borrower's discretion. The Japanese portion of the credit facility bears interest at either a base rate as specified in the credit facility or the Tokyo Inter-Bank Offer rate plus an applicable margin, in the borrower's discretion. The maturity date for the credit facility is three years from the borrowing date, with a possible extension of the maturity date upon approval of the then outstanding lenders. The credit facility provides that the amounts borrowed are to be used for general corporate purposes. The credit facility also contains other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type.

     Under its operating agreements with other Nu Skin affiliated companies, the Company incurs related party payables and receivables. The Company had related party payables of $21.3 million and $10.0 million at March 31, 1998 and December 31, 1997, respectively. In addition, the Company had related party receivables of $28.7 million and $23.0 million, respectively, at those dates. Related party balances outstanding in excess of 60 days bear interest at a rate of 2% above the U.S. prime rate. As of March 31, 1998, no material related party payables or receivables had been outstanding for more than 60 days. Management considers the Company to be liquid and able to meet its obligations on both a short and long-term basis. Management currently believes existing cash balances together with future cash flows from operations will be adequate to fund cash needs relating to the implementation of the Company's strategic plans.

Seasonality and Cyclicality

     The direct selling industry is impacted by certain seasonal trends such as major cultural events and vacation patterns. For example, Japan, Taiwan, Hong Kong, South Korea and Thailand celebrate their respective local New Year in the Company's first quarter. Management believes that direct selling in Japan and Europe is also generally negatively impacted during August, when many individuals traditionally take vacations.

     Generally, the Company has experienced rapid revenue growth in each new market from the commencement of operations. In Japan, Taiwan and Hong Kong, the initial rapid growth was followed by a short period of stable or declining revenue followed by renewed growth fueled by new product introductions, an increase in the number of active distributors and increased distributor productivity. In South Korea, the Company experienced a significant decline in its 1997 revenue from revenue in 1996 and is experiencing additional declines in 1998. Revenue in Thailand also decreased significantly after the commencement of operations in March 1997. Management believes that the revenue declines in South Korea and Thailand are partly due to normal business cycles in new markets but were primarily due to volatile economic conditions in those markets. See "--Outlook." In addition, the Company may experience variations on a quarterly basis in its results of operations, as new products are introduced and new markets are opened. No assurance can be given that the Company's revenue growth rate in new markets where Nu Skin operations have not commenced, will follow this pattern.

Currency Fluctuation and Exchange Rate Information

     The Company's revenues and most of its expenses are recognized primarily outside of the United States except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. Each entity's local currency is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, the Company's reported sales and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.

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


Outlook

     Management currently anticipates continued growth in revenue and earnings throughout 1998. This growth is expected to result in part from improved margins resulting from the NSI Acquisition as well as from anticipated growth in Japan, the Company's major market. Further, expansion into new markets in 1998 is expected to contribute to growth in revenue and earnings. These factors are expected to offset the reduced revenue from South Korea and the expected lack of significant revenue growth in Southeast Asian markets. Additionally, the Company intends to continue pursuing strategic initiatives to minimize the impact of fluctuating currencies and economies in Asia by diversifying its markets, moving more of its manufacturing to local markets, implementing enhancements to its sales compensation plan and seeking cost reductions from vendors.

     Revenue growth is anticipated to be modest during the first half of 1998 and accelerate in the second half of the year, corresponding with the implementation of new product launches, marketing initiatives including the local sourcing of certain products, other promotional events and the opening of new markets. In addition to the February 1998 opening of the Philippines, the Company has announced plans to enter Poland and Brazil later in 1998. The significant devaluation of certain of the Company's functional currencies, is anticipated to negatively impact the Company's reported revenue and its comparisons to 1997 when such currencies had not yet been devalued.

     Reported operating margins are expected to be negatively impacted during the second and third quarters of 1998 due to the step up to fair market value of inventory acquired in the NSI Acquisition. The quarterly charge of approximately $11.0 million is due to purchase accounting treatment and is a non-cash, non-recurring charge that will not continue beyond 1998.

     Other income is expected to be negatively impacted due to interest expenses associated with the assumed liabilities from the NSI Acquisition. Also, the Company has significant forward contracts and other hedging vehicles on foreign currencies, principally the Japanese yen. It is impossible to predict the impact on other income due to a strengthening or weakening of the Japanese yen. If the yen strengthens, the Company's reported revenues and operating profits will be positively impacted, but the impact on earnings will be offset to a degree by other income losses. If the yen weakens, the Company's reported revenues and operating profits will be negatively impacted, but the impact on earnings will be offset to a degree by other income gains.

     The Company's overall effective tax rate is expected to modestly improve as a result of the NSI Acquisition. This is due to greater utilization of available foreign tax credits.

Note Regarding Forward-Looking Statements

     Certain statements made above in the Liquidity and Capital Resources section and the Outlook section are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks described in this filing relate to (i) the anticipation of significant cash flow from operations, (ii) the Company's expectation that it will be able to rely entirely on cash flow from operations to fund its business objectives without incurring long-term debt to unrelated third parties, (iii) the Company's expectation that it will be able to successfully address any issues relating to the Year 2000 issue, and to the extent necessary, modify computer systems without incurring material capital expenditures, (iv) management's belief that the Company is liquid and able to meet its obligations both on a short and long-term basis, (v) the anticipation of continued growth in revenue and earnings throughout 1998 as a result of the NSI Acquisition, growth in Japan and expansion in the Philippines and other new markets as well as the implementation of new product launches, marketing and local sourcing initiatives and other promotional events, (vi) management's belief that it will be able to offset the decrease in revenue in South Korea as well as offset the expected lack of any significant revenue growth in the Company's other Asian markets
(vii) the Company's intentions to pursue strategic initiatives to minimize the impact of fluctuating foreign currencies and economies in Asia by diversifying its markets through the NSI Acquisition, moving more of its manufacturing to local markets, implementing enhancements to its sales compensation plan and seeking cost reductions from vendors, (viii) the Company's plan to implement forward contracts and other hedging strategies to manage foreign currency risks, and (ix) the expected modest improvement in the Company's effective tax rate through improved utilization of its foreign tax credits.

     Important factors and risks that might cause actual results to differ from those anticipated include, but are not limited to (a) lower than expected revenue, revenue growth and cash flow from operations because of adverse economic, business or political conditions or adverse publicity in the Company's markets or the Company's inability, for any reason, to open new markets such as Poland and Brazil, introduce new products, implement its marketing and local sourcing initiatives and other strategic plans as well as the potential negative effect of distributor actions such as decreased selling efforts or increased turnover, (b) variations in operating results including gross profit and earnings caused by fluctuations in foreign currency values, (c) the Company's inability to favorably implement forward contracts and other hedging strategies to manage foreign currency risk, (d) difficulties in integrating the NSI operations with the Company's operations, (e) increased expenditures required to address the Year 2000 issue if the Company's technology requirements change, (f) increased government regulation of direct selling activities and products in existing and future markets such as the PRC's recent ban on direct selling, (g) management's ability to effectively manage the Company's growth, (h) the market acceptance of new products such as the Scion product line in the Philippines, Aloe-MX in Japan, and LifePak and LifePak Trim in South Korea and other markets,
(i) the Company's ability to renegotiate or adjust vendor relationships, (j) the Company's ability to establish local manufacturing capability, (k) risks inherent in the importation, regulation and sale of personal care and nutritional products in the Company's markets including product liability issues, (l) the Company's reliance on and the concentration of outside manufacturers, (m) taxation and transfer pricing issues, including the Company's inability to fully use its foreign tax credits, and (n) seasonal and cyclical trends. For a more detailed discussion of risks and uncertainties related to the Company's business, please refer to the Company's Form 10-K for the year ended December 31, 1997, and any amendments thereto, and other documents filed by the Company with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

     As a result of the NSI Acquisition, the Company, through its subsidiary Nu Skin International, Inc. ("NSI"), has become subject to the following legal proceedings.

     (i) An action entitled Natalie Capone on behalf of Herself and All Others Similarly Situated v. Nu Skin Canada, Inc., Nu Skin International, Inc., Blake Roney, et. al. was filed with the United States District Court for the District of Utah, Central Division (the "Court") in March 1993. Ms. Capone filed a class action complaint against NSI and certain affiliated parties (the "Defendants"). The complaint alleges violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, common law fraud and violations of the Utah Consumer Sales Practices Act. The plaintiff also sought injunctive relief, disgorgement by Defendants, and restitution to plaintiff of all earnings, profits, compensation and benefits obtained by Defendants. In June 1997, the Court denied NSI's motion for summary judgment but also denied the plaintiff's motion to certify a similarly situated class of distributors. The case continues in discovery. The Company's potential liability associated with this case is limited to the impact an adverse decision may have upon the business of its privately-owned affiliates in the U.S. and Canada and is also limited by certain indemnities provided to the Company in connection with the NSI Acquisition.

ITEM 2.     CHANGES IN SECURITIES

Issuance of Unregistered Securities

     On March 27, 1998, the Company completed the NSI Acquisition. The NSI Acquisition was consummated on the terms set forth in the Stock Acquisition Agreement dated as of February 27, 1998 among the Company and the NSI Stockholders.

     The consideration paid by the Company in connection with the NSI Acquisition consisted of cash and the assumption of liabilities, including the payment of certain notes, as well as the issuance by the Company on March 27, 1998 to the NSI Stockholders of 2,986,663 shares of a newly created series of convertible preferred stock of the Company (the "Series A Preferred Stock"). The conversion terms of the Series A Preferred Stock provided that the Series A Preferred Stock would be automatically converted on a one-to-one basis, subject to adjustment, into shares of Class A Common Stock of the Company upon approval of the Company's stockholders. On May 5, 1998, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved the automatic conversion of the Series A Preferred Stock into shares of the Class A Common Stock. Accordingly, on May 5, 1998, the 2,986,663 shares of Series A Preferred Stock held by the NSI Stockholders were converted into 2,986,663 shares of Class A Common Stock. Following the conversion, no shares of the Company's Series A Preferred Stock were outstanding.

     The offer and sale of the Series A Preferred Stock was made pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended. The sale of the Series A Preferred Stock was made in a private offering. Each of the NSI Stockholders is an "accredited investor" as defined in Regulation D promulgated by the Securities and Exchange Commission.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the first quarter ended March 31, 1998.

ITEM 5.     OTHER INFORMATION

May 5, 1998 Annual Meeting of Stockholders

     On May 5, 1998, the Company's stockholders approved the automatic conversion of the Company's outstanding shares of preferred stock, on a one for one basis, into shares of Class A Common Stock. The Company's stockholders also approved a change in the Company's name from Nu Skin Asia Pacific, Inc. to Nu Skin Enterprises, Inc.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) 27 Financial Data Schedule

     (b) On March 31, 1998, the Company filed a Current Report on Form 8-K dated March 31, 1998 relating to the completion of the NSI Acquisition. On April 28, 1998, the Company filed amendment No. 1 to its Form 8-K originally filed March 31, 1998 providing financial statements, pro forma financial information and exhibits reflecting the NSI Acquisition.

     On January 23,1998, the Company filed a Current Report on Form 8-K dated January 23, 1998 in connection with a press release it issued relating to the announcement of the Company's agreement in principal to proceed with the NSI Acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 1998.

                                     NU SKIN ENTERPRISES, INC.



                                     By:  /s/ Corey B. Lindley
                                          Corey B. Lindley
                                     Its: Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX


     27 Financial Data Schedule