Form 10-Q
period 1998-06-30
NU SKIN ASIA PACIFIC INC
filed 1998-08-12
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q




(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number 001-12421


                            Nu Skin Enterprises, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                 87-0565309
    ----------------------------------------             ------------------
          (State or Other Jurisdiction                    (I.R.S. Employer
        of Incorporation or Organization)                Identification No.)

       75 West Center Street, Provo, Utah                       84601
    ----------------------------------------             ------------------
    (Address of Principal Executive Offices)                 (Zip Code)

                                 (801) 345-6100
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

    As of July 15, 1998, 15,090,652 shares of the Company's Class A Common Stock, $.001 par value per share, and 70,280,759 shares of the Company's Class B Common Stock, $.001 par value per share, were outstanding.

                            NU SKIN ENTERPRISES, INC.

                1998 FORM 10-Q QUARTERLY REPORT - SECOND QUARTER

                                TABLE OF CONTENTS


                                                                            Page
Part I. Financial Information
     Item 1.  Financial Statements:
                  Consolidated Balance Sheets.................................2
                  Consolidated Statements of Income...........................3
                  Consolidated Statements of Cash Flows.......................4
                         Notes to Consolidated Financial Statements ..........5
     Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..................9


Part II. Other Information
     Item 1.  Legal Proceedings..............................................14
     Item 2.  Changes in Securities..........................................14
     Item 3.  Defaults upon Senior Securities................................14
     Item 4.  Submission of Matters to a Vote of Security Holders............14
     Item 5.  Other Information..............................................15
     Item 6.  Exhibits and Reports on Form 8-K...............................15
     Signatures..............................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share amounts)
--------------------------------------------------------------------------------



                                                                        June 30,    December 31,
                                                                          1998         1997
                                                                       -----------  -----------
ASSETS
Current assets
     Cash and cash equivalents                                          $ 156,226    $ 174,300
     Accounts receivable                                                   10,192       11,074
     Related parties receivable                                            20,193       23,008
     Inventories, net                                                      80,615       69,491
     Prepaid expenses and other                                            48,764       38,716
                                                                        ---------    ---------
                                                                          315,990      316,589

Property and equipment, net                                                35,917       27,146
Other assets, net                                                         109,715       61,269
                                                                        ---------    ---------
         Total assets                                                   $ 461,622    $ 405,004
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                   $  12,023    $  23,259
     Accrued expenses                                                     127,627      140,615
     Related parties payable                                               26,098       10,038
     Current portion of long-term debt                                     10,304         --
     Notes payable to stockholders, current portion                          --         19,457
                                                                        ---------    ---------
                                                                          176,052      193,369
                                                                        ---------    ---------

Long-term debt, less current portion                                      129,600         --
Notes payable to stockholders, less current portion                          --        116,743
Minority interest                                                            --        (15,753)

Commitments and contingencies

Stockholders' equity
     Preferred stock - 25,000,000 shares authorized, $.001 par value,
         none and 1,941,331 shares issued and outstanding                    --              2
     Class A common stock - 500,000,000 shares authorized, $.001 par value, 15,086,136 and 11,758,011 shares issued and
         outstanding                                                           15           12
     Class B common stock - 100,000,000 shares authorized, $.001
         par value, 70,280,759 shares issued and outstanding                   70           70
     Additional paid-in capital                                            93,949      115,053
     Retained earnings                                                    111,647       33,541
     Deferred compensation                                                 (7,566)      (9,455)
     Accumulated other comprehensive income                               (42,145)     (28,578)
                                                                        ---------    ---------
                                                                          155,970      110,645
                                                                        ---------    ---------
         Total liabilities and stockholders' equity                     $ 461,622    $ 405,004
                                                                        =========    =========


     The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)
--------------------------------------------------------------------------------



                                                       Three         Three          Six           Six
                                                    Months Ended  Months Ended  Months Ended  Months Ended
                                                      June 30,      June 30,      June 30,      June 30,
                                                        1998          1997          1998          1997
                                                    ------------  ------------  ------------  ------------
Revenue                                               $209,051      $245,934      $436,914      $470,119
Cost of sales                                           44,602        50,637        90,291        95,864
Cost of sales - amortization of inventory
     step-up (Note 2)                                   12,960          --          12,960          --
                                                      --------      --------      --------      --------

Gross profit                                           151,489       195,297       333,663       374,255
                                                      --------      --------      --------      --------

Operating expenses
     Distributor incentives                             75,271        92,732       158,398       175,680
     Selling, general and administrative                46,630        51,428        94,701       104,688
     Distributor stock expense                            --           4,477          --           8,954
                                                      --------      --------      --------      --------

Total operating expenses                               121,901       148,637       253,099       289,322


Operating income                                        29,588        46,660        80,564        84,933
Other income (expense), net                              5,309         1,421         7,494         4,958
                                                      --------      --------      --------      --------

Income before provision for income taxes
     and minority interest                              34,897        48,081        88,058        89,891
Provision for income taxes                              12,912        13,687        29,317        25,718
Minority interest                                         --           4,394         3,081         8,437
                                                      --------      --------      --------      --------

Net income                                            $ 21,985      $ 30,000      $ 55,660      $ 55,736
                                                      ========      ========      ========      ========

Net income per share (Note 4):
     Basic                                            $    .26      $    .36      $    .67      $    .67
     Diluted                                          $    .25      $    .34      $    .64      $    .64
Weighted average common shares outstanding :
     Basic                                              83,842        83,420        82,928        83,420
     Diluted                                            87,303        87,368        86,812        87,362

Pro forma data:                                                     $ 48,081      $ 88,058      $ 89,891
     Income before pro forma provision for
         income taxes and minority interest
     Pro forma provision for income taxes (Note 3)                    18,271        32,475        34,150
     Pro forma minority interest                                       2,724         1,947         5,231
                                                                    --------      --------      --------
     Pro forma net income                                           $ 27,086      $ 53,636      $ 50,510
                                                                    ========      ========      ========


Pro forma net income per share (Note 4):
     Basic                                                          $    .32      $     65      $    .61
     Diluted                                                        $    .31      $     62      $    .58


     The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
--------------------------------------------------------------------------------



                                                                 Six            Six
                                                            Months Ended    Months Ended
                                                              June 30,       June 30,
                                                                1998            1997
                                                            -------------   -------------
Cash flows from operating activities:
Net income                                                    $  55,660      $  55,736
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                  6,066          3,655
   Amortization of deferred compensation                          1,889         11,762
   Amortization of inventory step-up                             12,960           --
   Income applicable to minority interest                         3,081          8,437
   Changes in operating assets and liabilities:
         Accounts receivable                                        882           (162)
         Related parties receivable                               2,815         (5,684)
         Inventories, net                                        (2,484)       (12,502)
         Prepaid expenses and other                             (10,048)       (15,624)
         Other assets                                            (9,170)        (3,171)
         Accounts payable                                       (11,236)          (909)
         Accrued expenses                                       (15,988)        (8,520)
         Related parties payable                                 16,060         (9,997)
                                                              ---------      ---------

   Net cash provided by operating activities                     50,487         23,021
                                                              ---------      ---------

Cash flows from investing activities:
Purchase of property and equipment                              (12,127)        (5,950)
Payments for lease deposits                                      (1,634)          (167)
Receipt of refundable lease deposits                                786            129
                                                              ---------      ---------

   Net cash used in investing activities                        (12,975)        (5,988)
                                                              ---------      ---------

Cash flows from financing activities:
Payments on long-term debt                                      (41,634)          --
Proceeds from long-term debt                                    181,538           --
Payment to stockholders for notes payable                      (180,000)       (71,487)
Proceds from capital contributions                                 --           29,845
Dividends paid                                                     --          (29,341)
                                                              ---------      ---------

   Net cash used in financing activities                        (40,096)       (70,983)
                                                              ---------      ---------

Effect of exchange rate changes on cash                         (15,490)         3,038
                                                              ---------      ---------

Net decrease in cash and cash equivalents                       (18,074)       (50,912)

Cash and cash equivalents, beginning of period                  174,300        214,823
                                                              ---------      ---------

Cash and cash equivalents, end of period                      $ 156,226      $ 163,911
                                                              =========      =========




     The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1. THE COMPANY

     Nu Skin Enterprises, Inc. (the "Company"), is a network marketing company involved in the distribution and sale of premium quality, innovative personal care and nutritional products. The Company distributes Nu Skin brand products in markets throughout the world excluding North America. The Company's operations throughout the world are divided into three regions:
     North Asia, which consists of Japan and South Korea; Southeast Asia, which consists of Taiwan, Thailand, Hong Kong (including Macau), the Philippines, Australia, and New Zealand; and Other Markets, which consists of the United Kingdom, Austria, Belgium, France, Germany, Italy, Ireland, Poland,
     Portugal, Spain, the Netherlands (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries") and sales to and licence fees from the Company's North American private affiliates.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 1998 and December 31, 1997 and for the three and six-month periods ended June 30, 1998 and 1997. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


2. ACQUISITION OF NU SKIN INTERNATIONAL, INC. ("NSI") AND CERTAIN AFFILIATES

     On March 27, 1998, the Company completed the acquisition (the "NSI Acquisition") of the capital stock of NSI, NSI affiliates in Europe, South America, Australia and New Zealand and certain other NSI affiliates (the "Acquired Entities") for $70 million in preferred stock and long-term notes payable to the stockholders of the Acquired Entities ("NSI Stockholders") totaling approximately $10.1 million. In addition, contingent upon NSI and the Company meeting specific earnings growth targets, the Company will pay up to $25 million in cash per year over the next four years to the NSI Stockholders. Also, as part of the NSI Acquisition, the Company assumed approximately $169.9 million in S Distribution Notes. As of June 30, 1998, the S Distribution Notes and long-term notes payable to the NSI Stockholders had been paid in full. The contingent consideration paid, if any, will be accounted for as an adjustment to the purchase price and allocated to the Acquired Entities' assets and liabilities.

     The NSI Acquisition was accounted for by the purchase method of accounting, except for that portion of the Acquired Entities under common control of a group of stockholders, which portion was accounted for in a manner similar to a pooling of interests. The common control group is comprised of the NSI Stockholders who are immediate family members. The minority interest, which is

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     comprised of the NSI Stockholders who are not immediate family members, was acquired during the NSI Acquisition.

     In connection with the NSI Acquisition, the Company recorded inventory step-up of $21.6 million and intangible assets of $32.4 million. The Company recorded amortization of inventory step-up totaling $13.0 million, and amortization of intangible assets totaling $0.5 million, respectively, for the three-month period ended June 30, 1998.

     On May 5, 1998, the stockholders of the Company approved the automatic conversion of the preferred stock issued in the NSI Acquisition into 2,986,663 shares of Class A Common Stock.


3. INCOME TAXES

     As a result of the NSI Acquisition described in Note 2, the Acquired Entities are no longer treated as S corporations for U.S. Federal income tax purposes. The combined statements of income include a pro forma presentation for income taxes, including the effect on minority interest, which would have been recorded if the Acquired Entities had been taxed as C corporations rather than as S corporations for the six-month period ended June 30, 1998 and for the three and six-month periods ended June 30, 1997.


4. NET INCOME PER SHARE

     Net income per share is computed based on the weighted average number of common shares and common share equivalents outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all dilutive potential common shares that were outstanding during the periods presented, including the convertible preferred stock issued in the NSI Acquisition as if such shares had been converted to Class A Common Stock.


5. FINANCIAL INSTRUMENTS

     The Company's Subsidiaries enter into significant transactions with each other and third parties which may not be denominated in the respective Subsidiaries' functional currencies. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. The Company does not use such financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company's operating results. Gains and losses on foreign currency forward contracts and intercompany loans of foreign currency are recorded as other income and expense in the consolidated statements of income.

     At June 30, 1998 and December 31, 1997, the Company held foreign currency forward contracts with notional amounts totaling approximately $29.9 million and $51.0 million, respectively, to hedge foreign currency items. The realized and unrealized net gains on these contracts were $1.5 million and $3.4 million for the three and six-month periods ended June 30, 1998. These contracts have maturities through December 1998.

     At June 30, 1998 and 1997, the intercompany loan from Nu Skin Japan to Nu Skin Hong Kong totaled approximately $54.9 million and $43.9 million, respectively. The Company recorded unrealized exchange gains totaling $1.9 million and $2.8 million, resulting from the intercompany loan for the three and six-month periods ended June 30, 1998, respectively. At June 30, 1998, the intercompany loan from Nu Skin Japan to the Company totaled approximately $67.0 million. The Company recorded unrealized exchange gains totaling $2.0 million, resulting from the intercompany

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     loan for the three and six-month periods ended June 30, 1998. There was no loan at June 30, 1997 from Nu Skin Japan to the Company.


6. NEW ACCOUNTING STANDARDS

     Reporting Comprehensive Income
     During the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, and it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

     The components of comprehensive income, net of related tax, for the three and six-month periods ended June 30, 1998 and 1997, were as follows:


                                                Three          Three           Six            Six
                                             Months Ended   Months Ended   Months Ended   Months Ended
                                            June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997
                                            -------------  -------------  -------------  -------------
Net income                                     $ 21,985       $ 30,000       $ 55,660      $ 55,736

Other comprehensive income, net of tax:
   Foreign currency translation adjustments      (9,114)        (2,772)       (13,567)          197
                                               --------       --------       --------      --------
Comprehensive income                           $ 12,871       $ 27,228       $ 42,093      $ 55,933
                                               ========       ========       ========      ========

     Accumulated other comprehensive income is comprised solely of foreign currency translation adjustments.

     Accounting for the Costs of Computer Software Developed or Obtained for Internal Use
     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expensed. The Company adopted SOP 98-1 effective January 1998. The adoption of SOP 98-1 does not materially affect the Company's consolidated financial statements.

     Reporting on the Costs of Start-Up Activities
     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company will adopt SOP 98-5 for calendar year 1999. The adoption of SOP 98-5 will not materially affect the Company's consolidated financial statements.

     Accounting for Derivative Instruments and Hedging Activities
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. The Company is currently evaluating the impact the adoption of SFAS 133 will have on the Company's consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


7. LONG-TERM DEBT

     On May 8, 1998, the Company and its Japanese subsidiary Nu Skin Japan Co., Ltd. entered into a $180 million credit facility with a syndicate of financial institutions for which ABN-AMRO, N.V. acted as agent. This credit facility was used to satisfy Company liabilities which were assumed as part of the NSI Acquisition. The Company borrowed $110 million and Nu Skin Japan Co., Ltd. borrowed the Japanese Yen equivalent of $70 million denominated in local currency. The balance on the credit facility was $139.9 at June 30, 1998.

     The U.S. portion of the credit facility bears interest at either a base rate as specified in the credit facility or the London Inter-Bank Offer rate plus an applicable margin, in the borrower's discretion. The Japanese portion of the credit facility bears interest at either a base rate as specified in the credit facility or the Tokyo Inter-Bank Offer rate plus an applicable margin, in the borrower's discretion. The maturity date for the credit facility is three years from the borrowing date, with a possible extension of the maturity date upon approval of the then outstanding lenders. Interest expense on the credit facility totaled $1.2 million for the three and six-month periods ended June 30, 1998.


8. SUBSEQUENT EVENT

     On July 20, 1998, the Board of Directors authorized the Company to request the holders of the Class B Common Stock to convert up to 15 million shares of Class B Common Stock to Class A Common Stock. The Company anticipates that upon approval from the stockholders of the Company this conversion will occur during the third quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 compared to 1997

          Revenue decreased 15.0% and 7.1% to $209.1 million and $436.9 million from $245.9 million and $470.1 million for the three and six-month periods ended June 30, 1998, respectively, compared with the same periods in 1997. The decrease in revenue resulted primarily from significant devaluation of the yen and other Asian currencies, an increasing competitive environment in Taiwan and the economic downturn in South Korea and Thailand. Revenue in North and Southeast Asia were also positively impacted by a price increase throughout Asia that occurred in the second quarter 1997.

          Revenue in North Asia, which consists of Japan and South Korea, decreased to $148.0 million and $305.0 million from $167.8 million and $324.4 million for the three and six-month periods ended June 30, 1998, respectively, compared with the same periods in 1997. Economic challenges, currency devaluation and unfavorable media and consumer group attention toward foreign companies in South Korea resulted in a significant decline in South Korean revenue for the three and six-month periods ended June 30, 1998 compared to the same periods in 1997. Revenue in Japan increased 0.5% and 14.8% for the three and six-month periods ended June 30, 1998 due to the continued growth of the personal care and IDN product lines as well as the increase in active distributors in that market. This increase in growth in U.S. dollars was negatively affected by a 15% devaluation of the yen from the second quarter of 1997 to the second quarter of 1998. In local currency, revenue in Japan increased by 12.6% and 14.8% for the three and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997.

          Revenue in Southeast Asia, which consists of Taiwan, Thailand, Hong Kong, the Philippines, Australia and New Zealand, totaled $39.5 million and
$85.6 million for the three and six-month periods ended June 30, 1998, a decrease of 38.8% and 28.8%, respectively, from revenue of $64.5 million and $120.2 million during the three and six-month periods ended June 30, 1997. The Company's operations in Taiwan have continued to suffer the impact of increased competition and relatively soft nutritional product revenue. In addition, the Company's operations in Thailand have been impacted negatively by Thailand's economic challenges and currency devaluation.

          The declines in North and Southeast Asia were partially offset by aggregate revenue increases in the Company's other markets, which include the United Kingdom, Germany, Italy, the Netherlands, France, Belgium, Spain, Portugal, Ireland, Austria and sales to and license fees from the Company's North American private affiliates. Aggregate revenue in these markets increased to $21.6 million and $46.3 million from $13.7 million and $25.5 million, an increase of 57.7% and 81.6%, for the three and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. These increases were primarily due to significantly increased sales to the Company's North American private affiliates resulting from the successful convention held in the first quarter of 1998 in the United States, which attracted over 13,000 distributors and strong revenue results from sales to and license fees from these affiliates.

          Gross profit as a percentage of revenue was 72.5% and 79.4% for the three months ended June 30, 1998 and 1997, respectively, and was 76.4% and 79.6% for the six months ended June 30, 1998 and 1997, respectively. The amortization of the step-up of inventory from the NSI Acquisition increased cost of sales by $13.0 million in the second quarter of 1998. Without this non-recurring charge, gross profit would have been 78.7% and 79.3% for the three and six-month periods ended June 30, 1998, respectively, a slight decrease from 1997 gross margins. The remaining balance of $8.6 million of inventory step-up will be fully amortized in the third quarter of 1998. The Company purchases goods in U.S. dollars and recognizes revenue in local currency and is consequently subjected to exchange rate risks in its gross margins. The negative pressure on gross margins, due primarily to weakened currencies throughout the Company's Asian markets, was offset by gross margin improvement as a result of price increases throughout Asia which occurred during the second quarter of 1997. In addition, increased local manufacturing efforts have been designed to improve and stabilize gross margins.

          Distributor incentives as a percentage of revenue decreased to 36.0% and 36.3% for the three and six-month periods ended June 30, 1998 from 37.7% and 37.4% for the three and six-month periods ended June 30, 1997, respectively. The primary reason for this decrease was increased revenue from sales to and license fees from North America which is not subject to incentives being paid by the Company.

          Selling, general and administrative expenses as a percentage of revenue increased to 22.3% for the three month period ended June 30, 1998 from 20.9% for the three month period ended June 30, 1997. This increase was due to U.S. dollar based selling, general and administrative expenses, acquired from the NSI Acquisition. Selling, general and administrative expenses as a percentage of revenue decreased from 22.3% to 21.7% for the six month periods ended June 30, 1998 and 1997, respectively. In dollar terms, selling, general and administrative expenses decreased from $51.4 million and $104.7 million to $46.6 million and $94.7 million for the three and six-month periods ended June 30, 1998, respectively, compared with the same periods in 1997.

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

          Operating income decreased 36.6% and 5.1% to $29.6 million and $80.6 million from $46.7 million and $84.9 million for the three and six-month periods ended June 30, 1998, respectively, compared with the same periods in 1997. Operating margin decreased to 14.2% from 19.0% for the three months ended June 30, 1998 compared with the same period in 1997. This operating income and margin decrease was caused primarily by the decrease in U.S. dollar revenue and by the non-recurring amortization of inventory step-up recorded in the second quarter of 1998. Operating margin remained nearly constant at approximately 18% for the six-month periods ended June 30, 1998 and 1997.

          Other income increased by $3.9 million and $2.5 million for the three and six-month periods ended June 30, 1998, respectively, compared with the same periods in 1997. The increase was primarily caused by the strong hedging gains from forward contracts and intercompany loans, as the Japanese yen weakened during the quarter.

          Provision for income taxes decreased to $12.9 million from $13.7 million for the three months ended June 30, 1998 compared with the same period in 1997 due to decreased income that was offset by the increase in the effective tax rate from 28.5% to 37.0% for the same periods. Provision for income taxes increased to $29.3 million from $25.7 million for the six months ended June 30, 1998 compared with the same period in 1997 due to a slight decrease in income that was offset by the increase in the effective tax rate to 33.3% from 28.6%. The pro forma provision for income taxes presents income taxes as if the Acquired Entities had been taxed as C corporations rather than as S corporations for the three months ended March 31, 1997 and for the six-month periods ended June 30, 1998 and 1997. On a pro forma basis, the effective tax rate for the three and six-month periods ended June 30, 1997 was 38.0% and was 36.9% for the six-months ended June 30, 1998.

          Minority interest relates to the earnings of the Acquired Entities which are not under common control. The minority interest owed at March 26, 1998 was purchased as part of the NSI Acquisition. Accordingly, minority interest does not continue after the NSI Acquisition.

          Net income decreased by $8.0 million to $22.0 million from $30.0 million for the three months ended June 30, 1998 compared with the same period in 1997 due primarily to the amortization of inventory step-up offset by the increases in other income. Net income for the six-month periods ended June 30, 1998 and 1997 remained constant at $55.7 million. Net income as a percentage of revenue decreased to 10.5% for the three months ended June 30, 1998 as compared to 12.2% for the same period in 1997 and increased from 11.9% to 12.7% for the six months ended June 30, 1998 compared to the same period in 1997.

Liquidity and Capital Resources

          Historically, the Company's principal needs for funds have been for distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of new markets. The Company has generally relied entirely on cash flow from operations to meet its business objectives without incurring long-term debt to unrelated third parties to fund operating activities.

          The Company generates significant cash flow from operations due to favorable gross margins and minimal capital requirements. Additionally, the Company does not extend credit to distributors, but requires payment prior to shipping products. This process eliminates the need for accounts receivable from distributors. During the first quarter of each year, the Company pays significant accrued income taxes in many foreign jurisdictions including Japan. These large cash payments generally more than offset significant cash generated in the first quarter. During the six months ended June 30, 1998, the Company generated $50.5 million from operations compared to $23.5 million generated during the six months ended June 30, 1997. This increase in cash generated from operations is primarily due to reduced inventory levels and related party activity.

          As of June 30, 1998, working capital was $139.9 million compared to $123.2 million as of December 31, 1997. This increase is largely due to the step-up in inventory relating to the NSI Acquisition. Cash and cash equivalents at June 30, 1998 were $156.2 million compared to $174.3 million at December 31, 1997.

          Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $12.1 million and $6.0 million for the six months ended June 30, 1998 and 1997, respectively. In addition, the Company anticipates additional capital expenditures in 1998 of $15.0 million to further enhance its infrastructure, including computer systems and software, warehousing facilities and walk-in distributor centers in order to accommodate future growth. The Company is currently reviewing its own and its principal vendors' computer systems and software to evaluate and address the "Year 2000" issue. The Company believes that the capital required to modify its systems will not be material to the Company. The Company, however, cannot predict or evaluate foreign governments' preparation for the "Year 2000" issue and the resulting impact it may have on the economy or on the Company's business.

          In March 1998, the Company completed its acquisition of the Acquired Entities for $70 million in preferred stock and long-term notes payable to the NSI Stockholders totaling approximately $10.1 million. In addition, contingent upon NSI and the Company meeting certain earnings growth targets, the Company may pay up to $25 million in cash per year over the next four years. Also, as part of the NSI Acquisition, the Company assumed approximately $169.9 million in S Distribution Notes due in equal monthly installments over the next seven years. As of June 30, 1998, the S Distribution Notes and long-term notes payable to the NSI Stockholders had been paid in full. The contingent consideration paid, if any, will be accounted for as an adjustment to the purchase price and allocated to the Acquired Entities' assets and liabilities.

          In May 1998, the Company and its Japanese subsidiary Nu Skin Japan Co., Ltd. entered into a $180 million credit facility with a syndicate of financial institutions for which ABN-AMRO, N.V. acted as agent. This credit facility was used to satisfy Company liabilities which were assumed as part of the NSI Acquisition. The Company borrowed $110 million and Nu Skin Japan Co., Ltd. borrowed the Japanese Yen equivalent of $70 million denominated in local currency. During the three months ended June 30, 1998, the Company paid $41.6 million of the $180.0 million credit facility. The U.S. portion of the credit facility bears interest at either a base rate as specified in the credit facility or the London Inter-Bank Offer rate plus an applicable margin, in the borrower's discretion. The Japanese portion of the credit facility bears interest at either a base rate as specified in the credit facility or the Tokyo Inter-Bank Offer rate plus an applicable margin, in the borrower's discretion. The maturity date for the credit facility is three years from the borrowing date, with a possible extension of the maturity date upon approval of the then outstanding lenders. The credit facility provides that the amounts borrowed are to be used for general corporate purposes. The credit facility also contains other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type.

          Under its operating agreements with other Nu Skin affiliated companies, the Company incurs related party payables and receivables. The Company had related party payables of $26.1 million and $10.0 million at June 30, 1998 and December 31, 1997, respectively. In addition, the Company had related party receivables of $20.2 million and $23.0 million, respectively, at those dates. Related party balances outstanding in excess of 60 days bear interest at a rate of 2% above the U.S. prime rate. As of June 30, 1998, no material related party payables or receivables had been outstanding for more than 60 days.

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

          Generally, the Company has experienced rapid revenue growth in each new market from the commencement of operations. In Japan, Taiwan and Hong Kong, the initial rapid growth was followed by a short period of stable or declining revenue followed by renewed growth fueled by new product introductions, an increase in the number of active distributors and increased distributor productivity. In South Korea, the Company experienced a significant decline in its 1997 revenue from revenue in 1996 and is experiencing additional declines in 1998. Revenue in Thailand also decreased significantly after the commencement of operations in March 1997. Management believes that the revenue declines in South Korea and Thailand were partly due to normal business cycles in new markets but were primarily due to volatile economic conditions in those markets. See "--Outlook." In addition, the Company may experience variations on a quarterly basis in its results of operations, as new products are introduced and new markets are opened. No assurance can be given that the Company's revenue growth rate in new markets where Nu Skin operations have not commenced will follow this pattern.

Currency Fluctuation and Exchange Rate Information

          The Company's revenue and most of its expenses are recognized primarily outside of the United States except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. Each entity's local currency is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, the Company's reported sales and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.

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

Outlook

          Management currently anticipates annual revenue and earnings growth overall in 1998. This growth is expected to result in part from improved margins resulting from the recent NSI Acquisition as well as from anticipated growth in Japan and Taiwan. Further, expansion into new markets, specifically Brazil, is expected to contribute to growth in revenue and earnings. Additionally, the
Company intends to continue pursuing strategic initiatives to minimize the impact of fluctuating currencies and economies in Asia by diversifying its markets, moving more of its manufacturing to local markets, implementing enhancements to its sales compensation plan and seeking cost reductions from vendors. The Company's anticipated revenue and earnings growth, however, could be adversely affected by continued fluctuations in Asian currencies, particularly the yen, and the economic downturn in its Asian markets.

          Revenue in the third quarter of 1998 is anticipated to be down sequentially and from the third quarter of 1997 primarily due to the impact of currency translation. In the fourth quarter of 1998, however, management anticipates that nearly all markets will record sequential revenue gains. These revenue gains are expected to be led by Japan where current plans include a major convention and the introduction of a new water purification product line as well as other nutritional and personal care products. Additionally, the Company has announced plans for operations in Brazil to commence in the fourth quarter. The Company also plans to re-introduce locally manufactured LifePak in Taiwan in the third quarter of 1998 that will be sold at 20 percent less than the current product with no gross margin erosion. Management anticipates that this repositioning of LifePak will place the Company in a much more competitive posture in Taiwan's nutrition industry.

          Reported operating margins are expected to be negatively impacted in the third quarter of 1998 due to the remaining charge of $8.6 million for amortization of inventory step-up. This charge is a non-cash, non-recurring expense that will not continue beyond the third quarter of 1998. Operating margins in the fourth quarter of 1998 are expected to improve in relation to the anticipated revenue growth in the fourth quarter of 1998.

          The Company has significant forward contracts and other hedging vehicles on foreign currencies, principally the Japanese yen. It is impossible to predict the impact on other income due to a strengthening or weakening of the Japanese yen. If the yen strengthens, the Company's reported revenue and operating profits will be positively impacted, but the impact on earnings will be offset, to a degree, by other income losses. If the yen weakens, the Company's reported revenue and operating profits will be negatively impacted, but the impact on earnings will be offset, to a degree, by other income gains.


Note Regarding Forward-Looking Statements

          Certain statements made above in the Liquidity and Capital Resources section and the Outlook section are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks described in this filing relate to (i) the anticipation of significant cash flow from operations, (ii) the Company's expectation that it will be able to rely entirely on cash flow from operations to fund its business objectives without incurring long-term debt to unrelated third parties, (iii) the Company's expectation that it will be able to successfully address any issues relating to the Year 2000 issue, and to the extent necessary, modify computer systems without incurring material capital expenditures, (iv) management's belief that the Company is liquid and able to meet its obligations both on a short and long-term basis, (v) the anticipation of growth in annual revenue and earnings overall in 1998 as a result of the NSI Acquisition, growth in Japan and Taiwan, expansion in Brazil and other new markets, (vi) management's belief that revenue in the third quarter will be down due to the impact of currency devaluation, (vii) management's belief that nearly all of its markets will record sequential revenue gains in the fourth quarter,
(viii) expected revenue gains in Japan arising from the convention planned for the fourth quarter and the introduction of a new water filtration system, (ix) the planned expansion into Brazil, (x) the expectation that the re-introduction of a locally-manufactured LifePak in Taiwan will improve the Company's competitive position in Taiwan's nutrition industry without affecting margins,
(xi) the Company's intentions to pursue strategic initiatives to minimize the impact of fluctuating foreign currencies and economies in Asia by diversifying its markets, moving more of its manufacturing to local markets, implementing enhancements to its sales compensation plan and seeking cost reductions from vendors, (xii) the Company's plan to implement forward contracts and other hedging strategies to manage foreign currency risks, and (xiii) the expected improvement in operating margins in the fourth quarter in relation to the anticipated revenue growth.

           Important factors and risks that might cause actual results to differ from those anticipated include, but are not limited to: (a) lower than expected revenue, revenue growth and cash flow from operations because of adverse economic, business or political conditions, increased competition, adverse publicity in the Company's markets, particularly Japan and Taiwan, or the Company's inability, for any reason, to open new markets such as Brazil, introduce new products, implement its marketing and local sourcing initiatives and other strategic plans as well as the potential negative effect of distributor actions such as decreased selling efforts or increased turnover; (b) variations in operating results including revenue, gross profit and earnings caused by continued fluctuations in foreign currency values; (c) the Company's inability to favorably implement forward contracts and other hedging strategies to manage foreign currency risk; (d) difficulties in integrating the NSI operations with the Company's operations; (e) the inability of the Company to successfully establish manufacturing facilities in foreign markets at lower costs while maintaining the quality and marketing position of its products; (f) unanticipated problems or circumstances, including any regulatory and other legal issues, that may prevent or delay the Company from expanding into new markets, particularly Brazil, or introducing new products; (g) the inability of the Company to gain market acceptance of new products, including the Company's proposed home water filtration product in Japan, which represents a new market segment, and the locally manufactured LifePak in Taiwan;
(h) increased expenditures required to address the Year 2000 issue if the Company's technology requirements change or unforseen problems are discovered;
(i) risks that the Company's and its vendors' plans to remedy "Year 2000" issues may be inadequate which could result in disruptions of the Company's business;
(j) increased government regulation of direct selling activities and products in existing and future markets such as the PRC's recent restrictions on direct selling; (k) management's inability to effectively manage the Company's growth;
(l) the Company's inability to renegotiate or adjust vendor relationships favorable to the Company; (m) risks inherent in the importation, regulation and sale of personal care and nutritional products in the Company's markets including product liability issues; (n) the Company's reliance on and the concentration of outside manufacturers; (o) taxation and transfer pricing issues, including the Company's inability to fully use its foreign tax credits; and (p) seasonal and cyclical trends. For a more detailed discussion of risks and uncertainties related to the Company's business, please refer to the Company's Form 10-K for the year ended December 31, 1997, and any amendments thereto, and other documents filed by the Company with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         Nu Skin International, Inc. ("NSI"), a recently acquired subsidiary of the Company, is a party to an action entitled Natalie Capone on behalf of Herself and All Others Similarly Situated v. Nu Skin Canada, Inc., Nu Skin International, Inc., Blake Roney, et. al. which was filed with the United States District Court for the District of Utah, Central Division (the "Court") in March 1993. This litigation was previously reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998. Ms. Capone filed a class action complaint against NSI and certain affiliated parties (the "Defendants"). The complaint alleges violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, common law fraud and violations of the Utah Consumer Sales Practices Act. The plaintiff also sought injunctive relief, disgorgement by Defendants, and restitution to plaintiff of all earnings, profits, compensation and benefits obtained by Defendants. In June 1997 the Court denied NSI's motion for summary judgement but also denied the plaintiff's motion to certify a similarly situated class of distributors. In May 1998, the Court, upon reconsideration, granted the plaintiff's motion to certify a similarly situated class of distributors based on more limited claims under the Securities Act of 1933 and the Utah Anti-pyramid statute. The case continues in discovery. The Company's potential liability associated with this case is limited to the impact an adverse decision may have upon the business of its privately-owned affiliates in the U.S. and Canada and is also limited by certain indemnities provided to the Company in connection with the NSI Acquisition.


ITEM 2. CHANGES IN SECURITIES

Conversion of Preferred Stock

         On May 5, 1998, the stockholders of the Company approved the automatic conversion of the preferred stock issued in the NSI Acquisition into 2,986,663 shares of Class A Common Stock. The issuance of shares of Class A Common Stock upon conversion of the preferred stock was made in reliance upon the exemptions provided by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Company's Annual Meeting of Stockholders was held on May 5, 1998. At the Annual Meeting, Blake M. Roney, Steven J. Lund, Sandra N. Tillotson, Keith R. Halls, Brooke B. Roney, Max L. Pinegar, E.J.

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


     Name of Director
          Nominee                      Votes For                Votes Withheld
    -------------------               -----------               --------------
    Blake M. Roney                    702,807,587                    30,305
    Steven J. Lund                    702,807,587                    28,394
    Sandra N. Tillotson               702,807,587                    28,394
    Keith R. Halls                    702,807,587                    28,394
    Brooke B. Roney                   702,807,587                    28,394
    Max L. Pinegar                    694,136,020                 8,699,961
    E.J. "Jake" Garn                  702,807,587                    28,394
    Paula Hawkins                     702,807,587                    28,394
    Daniel W. Campbell                702,807,587                    28,394

         The stockholders also approved an amendment to the Company's Certificate of Incorporation that changed the name of the Company to Nu Skin Enterprises, Inc. with 710,737,545 votes voted in favor of the amendment, 1,859 votes cast against, and 2,988,616 abstentions. The stockholders also approved the automatic conversion of the preferred stock issued in the NSI Acquisition into 2,986,663 shares of Class A Common Stock with 706,153,182 votes being cast for, 42,054 votes being cast against, and 2,979,295 votes abstaining. In addition, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants, with 710, 748,431 votes being cast for, 5,131 votes being cast against, as well as 2,974,428 votes abstaining.


ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Regulation S-K

 Number   Description
    3.1   Amendment to the Company's Certificate of Incorporation

   10.1   Credit Agreement - dated May 8, 1998 with ABN AMRO, N.V., as agent
   10.2   Form of Note - dated May 8, 1998 with ABN AMRO, N.V., as agent
   10.3   Subsidiary Guaranty - dated May 8, 1998 with ABN AMRO, N.V., as agent
   10.4   Pledge Agreement - dated May 8, 1998 with ABN AMRO, N.V., as agent
   10.5   NSE Guaranty - dated May 8, 1998 with ABN AMRO, N.V., as agent

   27.1   Financial Data Schedule - Six Months Ended June 30, 1998
   27.2   Financial Data Schedule - Year Ended December 31, 1997 - Restated
   27.3   Financial Data Schedule - Nine Months Ended June 30, 1997 - Restated
   27.4   Financial Data Schedule - Six Months Ended June 30, 1997 - Restated
   27.5   Financial Data Schedule - Three Months Ended March 31, 1997 - Restated
   27.6   Financial Data Schedule - Year Ended December 31, 1996 - Restated

            (b) Reports on Form 8-K. The Company filed an amendment to a Current Report on Form 8-K/A dated April 28, 1998 providing financial statements, pro forma financial information and exhibits reflecting the NSI Acquisition.


                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 1998.

                               NU SKIN ENTERPRISES, INC.


                               By:  /s/ Corey B. Lindley
                                    Corey B. Lindley
                               Its: Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



    3.1   Amendment to the Company's Certificate of Incorporation

   10.1   Credit Agreement - dated May 8, 1998 with ABN AMRO, N.V., as agent
   10.2   Form of Note - dated May 8, 1998 with ABN AMRO, N.V., as agent
   10.3   Subsidiary Guaranty - dated May 8, 1998 with ABN AMRO, N.V., as agent
   10.4   Pledge Agreement - dated May 8, 1998 with ABN AMRO, N.V., as agent
   10.5   NSE Guaranty - dated May 8, 1998 with ABN AMRO, N.V., as agent

   27.1   Financial Data Schedule - Six Months Ended June 30, 1998
   27.2   Financial Data Schedule - Year Ended December 31, 1997 - Restated
   27.3   Financial Data Schedule - Nine Months Ended June 30, 1997 - Restated
   27.4   Financial Data Schedule - Six Months Ended June 30, 1997 - Restated
   27.5   Financial Data Schedule - Three Months Ended March 31, 1997 - Restated
   27.6   Financial Data Schedule - Year Ended December 31, 1996 - Restated