Form 10-Q
period 1998-10-30
NU SKIN ENTERPRISES INC
filed 1998-11-13
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q




(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                              OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

   As of October 16, 1998, 18,094,278 shares of the Company's Class A Common Stock, $.001 par value per share, and 70,280,759 shares of the Company's Class B Common Stock, $.001 par value per share, were outstanding.


   The accompanying notes are an integral part of these consolidated financial statements.

                            NU SKIN ENTERPRISES, INC.

                 1998 FORM 10-Q QUARTERLY REPORT - THIRD QUARTER

                                TABLE OF CONTENTS


                                                                            Page

Part I. Financial Information
Item 1. Financial Statements:
               Consolidated Balance Sheets.....................................2
               Consolidated Statements of Income...............................3
               Consolidated Statements of Cash Flows...........................4
                    Notes to Consolidated Financial Statements ................5
        Item 2.Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................10


Part II. Other Information
Item 1. Legal Proceedings.....................................................16
Item 2. Changes in Securities.................................................16
Item 3. Defaults upon Senior Securities.......................................16
Item 4. Submission of Matters to a Vote of Security Holders...................16
Item 5. Other Information.....................................................16
Item 6. Exhibits and Reports on Form 8-K......................................16
Signatures     ...............................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share amounts)
--------------------------------------------------------------------------------


                                                                     September 30,    December 31,
                                                                          1998            1997
                                                                     -------------    ------------

ASSETS
Current assets
    Cash and cash equivalents                                         $   174,276     $   174,300
    Accounts receivable                                                    12,376          11,074
    Related parties receivable                                             19,843          23,008
    Inventories, net                                                       65,388          69,491
    Prepaid expenses and other                                             57,139          38,716
                                                                      -----------     -----------
                                                                          329,022         316,589

Property and equipment, net                                                35,467          27,146
Other assets, net                                                         114,086          61,269
                                                                      -----------     -----------
        Total assets                                                  $   478,575     $   405,004
                                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                  $    10,574     $    23,259
    Accrued expenses                                                      124,583         140,615
    Related parties payable                                                13,621          10,038
    Current portion of long-term debt                                      11,211              --
    Notes payable to stockholders, current portion                             --          19,457
                                                                      -----------     -----------
                                                                          159,989         193,369
                                                                      -----------     -----------
Long-term debt, less current portion                                      129,600              --
Notes payable to stockholders, less current portion                            --         116,743
Minority interest                                                              --         (15,753)
                                                                      -----------     -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock - 25,000,000 shares authorized, $.001 par value,
        none and 1,941,331 shares issued and outstanding                       --               2
    Class A common stock - 500,000,000 shares authorized, $.001 par value, 14,986,790 and 11,758,011 shares issued and
        outstanding                                                            15              12
    Class B common stock - 100,000,000 shares authorized, $.001
        par value, 70,280,759 shares issued and outstanding                    70              70
    Additional paid-in capital                                            102,244         115,053
    Retained earnings                                                     137,138          33,541
    Deferred compensation                                                  (6,725)         (9,455)
    Accumulated other comprehensive income                                (43,756)        (28,578)
                                                                      -----------     -----------
                                                                          188,986         110,645
                                                                      -----------     -----------
        Total liabilities and stockholders' equity                    $   478,575     $   405,004
                                                                      ===========     ===========



   The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)
--------------------------------------------------------------------------------



                                                       Three          Three          Nine           Nine
                                                   Months Ended   Months Ended   Months Ended   Months Ended
                                                   September 30,  September 30,  September 30,  September 30,
                                                       1998           1997           1998           1997
                                                   -------------  -------------  -------------  -------------

Revenue                                             $   217,852    $   243,147    $   654,766    $   713,266
Cost of sales                                            44,290         48,710        134,581        144,574
Cost of sales - amortization of inventory
    step-up (Note 2)                                      8,640             --         21,600             --
                                                    -----------    -----------    -----------    -----------

Gross profit                                            164,922        194,437        498,585        568,692
                                                    -----------    -----------    -----------    -----------

Operating expenses
    Distributor incentives                               79,961         93,370        238,359        269,050
    Selling, general and administrative                  47,600         50,889        142,301        155,577
    Distributor stock expense                                --          4,477             --         13,431
                                                    -----------    -----------    -----------    -----------

Total operating expenses                                127,561        148,736        380,660        438,058
                                                    -----------    -----------    -----------    -----------

Operating income                                         37,361         45,701        117,925        130,634
Other income (expense), net                               3,101          3,224         10,595          8,182
                                                    -----------    -----------    -----------    -----------

Income before provision for income taxes
    and minority interest                                40,462         48,925        128,520        138,816
Provision for income taxes                               14,971         14,559         44,288         40,277
Minority interest                                            --          3,656          3,081         12,093
                                                    -----------    -----------    -----------    -----------

Net income                                          $    25,491    $    30,710    $    81,151    $    86,446
                                                    ===========    ===========    ===========    ===========

Net income per share (Note 4):
    Basic                                           $       .30    $       .37    $       .97    $      1.04
    Diluted                                         $       .30    $       .35    $       .94    $       .99
Weighted average common shares outstanding:
    Basic                                                85,318         83,420         83,983         83,420
    Diluted                                              86,242         87,368         86,319         87,364

Pro forma data:
    Income before pro forma provision for
        income taxes and minority interest                         $    48,925    $   128,520    $   138,816
    Pro forma provision for income taxes (Note 3)                       18,592         47,424         52,750
    Pro forma minority interest                                          2,267          1,944          7,498
                                                                   -----------    -----------    -----------
    Pro forma net income                                           $    28,066    $    79,152    $    78,568
                                                                   ===========    ===========    ===========


Pro forma net income per share (Note 4):
    Basic                                                          $       .34    $       .94    $       .94
    Diluted                                                        $       .32    $       .92    $       .90


   The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
--------------------------------------------------------------------------------



                                                                Nine             Nine
                                                            Months Ended    Months Ended
                                                            September 30,   September 30,
                                                                1998            1997
                                                            ------------    ------------
Cash flows from operating activities:
Net income                                                    $  81,151       $  86,446
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                   9,232           5,768
  Amortization of deferred compensation                           2,730          17,243
  Amortization of inventory step-up                              21,600              --
  Income applicable to minority interest                          3,081          12,093
  Changes in operating assets and liabilities:
        Accounts receivable                                      (1,302)         (4,351)
        Related parties receivable                                3,165          (9,513)
        Inventories, net                                          4,103          (7,217)
        Prepaid expenses and other                              (18,423)        (26,014)
        Other assets                                            (14,108)         (3,880)
        Accounts payable                                        (12,685)           (733)
        Accrued expenses                                        (19,032)         (9,909)
        Related parties payable                                  13,399         (28,196)
                                                              ---------       ---------

  Net cash provided by operating activities                      72,911          31,737
                                                              ---------       ---------

Cash flows from investing activities:
Purchase of property and equipment                              (14,414)         (8,050)
Payments for lease deposits                                      (1,660)           (682)
Receipt of refundable lease deposits                              1,066             129
                                                              ---------       ---------

  Net cash used in investing activities                         (15,008)         (8,603)
                                                              ---------       ---------

Cash flows from financing activities:
Payments on long-term debt                                      (41,634)             --
Proceeds from long-term debt                                    181,538              --
Payment to stockholders for notes payable                      (180,000)        (71,487)
Repurchase of shares of common stock                             (1,521)             --
Proceeds from capital contributions                                  --          29,845
Dividends paid                                                       --         (29,341)
                                                              ---------       ---------

  Net cash used in financing activities                         (41,617)        (70,983)
                                                              ---------       ---------

Effect of exchange rate changes on cash                         (16,310)           (753)
                                                              ---------       ---------

Net decrease in cash and cash equivalents                           (24)        (48,602)

Cash and cash equivalents, beginning of period                  174,300         214,823
                                                              ---------       ---------

Cash and cash equivalents, end of period                      $ 174,276       $ 166,221
                                                              =========       =========




   The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.     THE COMPANY

        Nu Skin Enterprises, Inc. (the "Company"), is a network marketing company involved in the distribution and sale of premium quality, innovative personal care and nutritional products. The Company distributes Nu Skin brand products in markets throughout the world excluding North America. The Company's operations throughout the world are divided into three regions: North Asia, which consists of Japan and South Korea; Southeast Asia, which consists of Taiwan, Thailand, Hong Kong (including Macau), the Philippines, Australia, and New Zealand; and Other Markets, which consists of the United Kingdom, Austria, Belgium, Denmark, France, Germany, Italy, Ireland, Poland, Portugal, Spain, Sweden, the Netherlands (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries") and sales to and license fees from the Company's North American private affiliates.

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of September 30, 1998 and December 31, 1997 and for the three and nine-month periods ended September 30, 1998 and 1997. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


2.     ACQUISITION OF NU SKIN INTERNATIONAL, INC. ("NSI") AND CERTAIN AFFILIATES

        On March 27, 1998, the Company completed the acquisition (the "NSI Acquisition") of the capital stock of NSI, NSI affiliates in Europe, South America, Australia and New Zealand and certain other NSI affiliates (the "Acquired Entities") for $70 million in preferred stock and long-term notes payable to the stockholders of the Acquired Entities (the "NSI Stockholders") totaling approximately $10.1 million. In addition, contingent upon NSI and the Company meeting specific earnings growth targets, the Company will pay up to $25 million in cash per year over the next four years to the NSI Stockholders. Also, as part of the NSI Acquisition, the Company assumed approximately $169.9 million in S Distribution Notes. During the second quarter of 1998, the S Distribution Notes and long-term notes payable to the NSI Stockholders were paid in full. The contingent consideration paid, if any, will be accounted for as an adjustment to the purchase price and allocated to the Acquired Entities' assets and liabilities.

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

        In connection with the NSI Acquisition, the Company recorded inventory step-up of $21.6 million and intangible assets of $32.4 million. The Company recorded amortization of inventory step-up totaling $8.6 million and $21.6 million, and amortization of intangible assets totaling $0.5 million and $1.0 million, for the three and nine-month periods ended September 30, 1998, respectively.

        On May 5, 1998, the stockholders of the Company approved the automatic conversion of the preferred stock issued in the NSI Acquisition into 2,986,663 shares of Class A Common Stock.


3.     INCOME TAXES

        As a result of the NSI Acquisition described in Note 2, the Acquired Entities are no longer treated as S corporations for U.S. Federal income tax purposes. The combined statements of income include a pro forma presentation for income taxes, including the effect on minority interest, which would have been recorded if the Acquired Entities had been taxed as C corporations rather than as S corporations for the nine-month period ended September 30, 1998 and for the three and nine-month periods ended September 30, 1997.


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


5.     FINANCIAL INSTRUMENTS

        The Company's Subsidiaries enter into significant transactions with each other and third parties which may not be denominated in the respective Subsidiaries' functional currencies. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts and through certain intercompany loans of foreign currency. The Company does not use such financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company's operating results. Gains and losses on foreign currency forward contracts and certain intercompany loans of foreign currency are recorded as other income and expense in the consolidated statements of income.

        At September 30, 1998 and December 31, 1997, the Company held foreign currency forward contracts with notional amounts totaling approximately $29.3 million and $51.0 million, respectively, to hedge foreign currency items. The realized and unrealized net losses on these contracts were $0.5 million and the realized and unrealized net gains on these contracts were $2.9 million for the three and nine-month periods ended September 30, 1998, respectively. These contracts have maturities through February 1999.

        At September 30, 1998, the intercompany loan from Nu Skin Japan to Nu Skin Hong Kong totaled approximately $47.5 million. The Company recorded unrealized exchange gains totaling $2.4 million and $5.2 million, resulting from this intercompany loan for the three and nine-month periods ended September 30, 1998, respectively.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


        At September 30, 1998, the intercompany loan from Nu Skin Japan to the Company totaled approximately $68.0 million. The Company recorded unrealized exchange gains totaling $0.8 million and $2.8 million, resulting from this intercompany loan for the three and nine-month periods ended September 30, 1998, respectively. There was no loan at September 30, 1997 from Nu Skin Japan to the Company.

        During the third quarter of 1998, the Company designated as long-term investments the intercompany loan from Nu Skin Japan to the Company and the intercompany loan balance at the designation date from Nu Skin Japan to Nu Skin Hong Kong. The net consolidated transaction losses on these long-term investments subsequent to the designation date totaled approximately $3.7 million, and are recorded in other comprehensive income for the three and nine-month periods ended September 30, 1998.


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

        The components of comprehensive income, net of related tax, for the three and nine-month periods ended September 30, 1998 and 1997, were as follows (in thousands):


                                             Three          Three           Nine           Nine
                                          Months Ended   Months Ended   Months Ended   Months Ended
                                          September 30,  September 30,  September 30,  September 30,
                                              1998           1997           1998           1997
                                          -------------  -------------  -------------  -------------

Net income                                $      25,491  $      30,710  $      81,151  $      86,446

Other comprehensive income, net of tax:
  Foreign currency translation adjustments       (1,015)        (2,784)        (9,562)        (2,660)
                                          -------------  -------------  -------------  -------------

Comprehensive income                      $      24,476  $      27,926  $      71,589  $      83,786
                                          =============  =============  =============  =============

        Accumulated other comprehensive income is comprised of foreign currency translation adjustments and consolidated transaction gains and losses on certain intercompany loans designated as long-term investments.

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

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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


7.     LONG-TERM DEBT

        On May 8, 1998, the Company and its Japanese subsidiary Nu Skin Japan Co., Ltd. entered into a $180 million credit facility with a syndicate of financial institutions for which ABN-AMRO, N.V. acted as agent. This credit facility was used to satisfy Company liabilities which were assumed as part of the NSI Acquisition. The Company borrowed $110 million and Nu Skin Japan Co., Ltd. borrowed the Japanese Yen equivalent of $70 million denominated in local currency. The outstanding balance on the credit facility was $140.8 million at September 30, 1998.

        The U.S. portion of the credit facility bears interest at either a base rate as specified in the credit facility or the London Inter-Bank Offer rate plus an applicable margin, in the borrower's discretion. The Japanese portion of the credit facility bears interest at either a base rate as specified in the credit facility or the Tokyo Inter-Bank Offer rate plus an applicable margin, in the borrower's discretion. The maturity date for the credit facility is three years from the borrowing date, with a possible extension of the maturity date upon approval of the then outstanding lenders. Interest expense on the credit facility totaled $1.5 million and $2.7 million for the three and nine-month periods ended September 30,1998, respectively.


8.     CONVERSION OF COMMON STOCK

        On July 20, 1998, the Board of Directors authorized the Company to request the holders of the Class B Common Stock to convert up to 15 million shares of Class B Common Stock to Class A Common Stock. The
        Company continues to pursue agreement from such stockholders and anticipates that following the agreement of such stockholders this conversion will occur during the fourth quarter of 1998.


9.     COMMON STOCK REPURCHASE PROGRAM

        On July 21, 1998, the Board of Directors authorized the Company to repurchase up to $10 million of the Company's outstanding shares of Class A Common Stock. As of September 30, 1998, the Company had repurchased 97,900 shares for an aggregate price of approximately $1.5 million.


10.    SUBSEQUENT EVENTS

        On October 16, 1998, the Company completed the acquisition of privately-held Generation Health Holdings, Inc., the parent company of Pharmanex, Inc. (the "Pharmanex Acquisition"), for approximately 4.1 million shares of the Company's Class A Common Stock, including approximately 260,000 shares issuable upon exercise of options assumed by the Company. The Company also assumed approximately $30 million in liabilities. In addition, the final purchase price may include up

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


        to approximately $33 million in additional consideration depending upon the performance of the capital markets and the Company's stock during the year following closing.

        In connection with the closing of the Pharmanex Acquisition, the Company paid approximately $29 million relating to the assumed liabilities.

        The Pharmanex Acquisition will be accounted for by the purchase method of accounting. The Company is in the process of making allocations of its acquisition costs to the acquired assets and liabilities of Generation Health Holdings, Inc.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 compared to 1997

        Revenue decreased 10.4% and 8.2% to $217.9 million and $654.8 million from $243.1 million and $713.3 million for the three and nine-month periods ended September 30, 1998, respectively, compared with the same periods in 1997. The decrease in revenue resulted primarily from significant weakening of the Japanese yen and other Asian currencies relative to the U.S. dollar, an increasing competitive environment in Taiwan and the economic downturn in South Korea and Thailand.

        Revenue in North Asia, which consists of Japan and South Korea, decreased to $161.6 million and $466.7 million from $171.1 million and $495.6 million for the three and nine-month periods ended September 30, 1998, respectively, compared with the same periods in 1997. Economic challenges and a weakened currency in South Korea resulted in a significant decline in South Korean revenue for the three and nine-month periods ended September 30, 1998 compared to the same periods in 1997. Revenue in Japan decreased 1.2% and increased 7.9% for the three and nine-month periods ended September 30, 1998, respectively. The decrease in revenue in U.S. dollars for the three-month period ended September 30, 1998 was due primarily to a 18.1% weakening of the yen from the third quarter of 1997 to the third quarter of 1998. In local currency, revenue in Japan increased by 14.4% and 21.8% for the three and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997.

        Revenue in Southeast Asia, which consists of Taiwan, Thailand, Hong Kong, the Philippines, Australia and New Zealand, totaled $38.1 million and $123.7 million for the three and nine-month periods ended September 30, 1998, a decrease of 34.2% and 30.5%, respectively, from revenue of $57.9 million and $178.1 million during the three and nine-month periods ended September 30, 1997. The Company's operations in Taiwan have continued to suffer the impact of increased competition. In addition, the Company's operations in Thailand have been impacted negatively by Thailand's economic challenges and currency devaluation.

        The declines in North and Southeast Asia were partially offset by aggregate revenue increases in the Company's other markets, which include the United Kingdom, Germany, Italy, the Netherlands, France, Belgium, Spain, Portugal, Ireland, Austria, Poland, Denmark, Sweden and sales to and license fees from the Company's North American private affiliates. Aggregate revenue in these markets increased to $18.1 million and $64.4 million from $14.2 million and $39.6 million, an increase of 27.5% and 62.6%, for the three and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997. These increases were primarily due to increased revenue from the Company's North American private affiliates following a successful convention held in the first quarter of 1998 in the United States, as well as increased sales in Europe following the opening of Poland, Denmark and Sweden in 1998 and the introduction of nutritional products in several markets in 1998.

        Gross profit as a percentage of revenue was 75.7% and 80.0% for the three months ended September 30, 1998 and 1997, respectively, and was 76.1% and 79.7% for the nine months ended September 30, 1998 and 1997, respectively. The amortization of the step-up of inventory from the NSI Acquisition increased cost of sales by $8.6 million and $21.6 million for the three and nine-month periods ended September 30, 1998, respectively. Without this non-recurring charge, gross profit as a percentage of revenue would have been 79.7% and 79.4% for the three and nine-month periods ended September 30, 1998, respectively, a slight decrease from 1997 gross profit. The Company purchases goods in U.S. dollars and recognizes revenue in local currency and is consequently subjected to exchange rate risks in its gross margins. The negative pressure on gross margins, due primarily to weakened currencies throughout the Company's Asian markets, was offset by gross margin improvement as a result of price increases throughout Asia which occurred during the second quarter of 1997. In addition, increased local manufacturing efforts are designed to improve and stabilize gross margins, including the local manufacturing in Taiwan of LifePak, the Company's leading nutritional product.

        Distributor incentives as a percentage of revenue decreased to 36.7% and 36.4% for the three and nine-month periods ended September 30, 1998 from 38.4% and 37.7% for the three and nine-month periods ended September 30, 1997, respectively. The primary reason for this decrease was increased revenue from sales to and license fees from the Company's North American private affiliates which is not subject to incentives being paid by the Company.

        Selling, general and administrative expenses as a percentage of revenue increased to 21.8% from 20.9% for the three-months ended September 30, 1998, compared with the same period in 1997. This increase was due to an increase in U.S. dollar-based selling, general and administrative expenses, resulting from the NSI Acquisition. Selling, general and administrative expenses remained nearly constant as a percentage of revenue at 21.7% for the nine-month period ended September 30, 1998, compared to 21.8% for the same period in 1997. In dollar terms, selling, general and administrative expenses decreased from $50.9 million and $155.6 million to $47.6 million and $142.3 million for the three and nine-month periods ended September 30, 1998, respectively, compared with the same periods in 1997. These decreases were primarily due to the weakened local currencies in which the majority of these expenses are denominated.

        Distributor stock expense of $4.5 million and $13.4 million for the three and nine-month periods ended September 30, 1997, respectively, reflects a one-time grant of distributor stock options at an exercise price of $5.75 per share, 25% of the per share offering price in the Company's initial public offering completed in November 1996. This non-cash expense is non-recurring and was only recorded in the fourth quarter of 1996 and in each of the four quarters of 1997.

        Operating income decreased 18.2% and 9.7% to $37.4 million and $117.9 million from $45.7 million and $130.6 million for the three and nine-month periods ended September 30, 1998, respectively, compared with the same periods in 1997. Operating margin decreased to 17.1% and 18.0% from 18.8% and 18.3% for the three and nine-month periods ended September 30, 1998 compared with the same periods in 1997, respectively. The operating income and margin decreases were caused primarily by the decrease in U.S. dollar revenue and by the non-recurring amortization of inventory step-up recorded in the second and third quarters of 1998.

        Other income remained nearly constant at approximately $3.0 million for the three months ended September 30, 1998 and increased by $2.4 million for the nine-month period ended September 30, 1998, compared with the same periods in 1997. The increase for the nine-month periods was primarily caused by the hedging gains from forward contracts and intercompany loans recorded in the second quarter of 1998.

        Provision for income taxes increased to $15.0 million from $14.6 million for the three months ended September 30, 1998 compared with the same period in 1997 due to decreased income that was offset by the increase in the effective tax rate from 29.8% to 37.0% for the same periods. The increase in the effective tax rate is due to the NSI Acquisition. Provision for income taxes increased to $44.3 million from $40.3 million for the nine months ended September 30, 1998 compared with the same period in 1997 due to a slight decrease in income that was offset by the increase in the effective tax rate to 34.5% from 29.0%. The pro forma provision for income taxes presents income taxes as if the Acquired Entities had been taxed as C corporations rather than as S corporations for the three months ended September 30, 1997 and for the nine-month periods ended September 30, 1998 and 1997. On a pro forma basis, the effective tax rate for the three and nine-month periods ended September 30, 1997 was 38.0% and was 36.9% for the nine-months ended September 30, 1998.

        Minority interest relates to the earnings of the Acquired Entities which are not under common control. The minority interest owed at March 26, 1998 was purchased as part of the NSI Acquisition. Accordingly, minority interest does not continue after the NSI Acquisition.

        Net income decreased by $5.2 million to $25.5 million and $81.2 million from $30.7 million and $86.4 million for the three and nine-month periods ended September 30, 1998, respectively, compared with the same periods in 1997 due primarily to the amortization of inventory step-up recorded in 1998 offset by distributor stock expense recorded in 1997. Net income as a percentage of revenue decreased to 11.7% for the three months ended September 30, 1998 as compared to 12.6% for the same period in 1997 and increased from 12.1% to 12.4% for the nine months ended September 30, 1998 compared to the same period in 1997.

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

        The Company generates significant cash flow from operations due to favorable gross margins and minimal capital requirements. Additionally, the Company does not extend credit to distributors, but requires payment prior to shipping products. This process eliminates the need for accounts receivable from distributors. During the first quarter of each year, the Company pays significant accrued income taxes in many foreign jurisdictions including Japan. These large cash payments generally more than offset significant cash generated in the first quarter. During the nine months ended September 30, 1998, the Company generated $72.9 million from operations compared to $31.7 million generated during the nine months ended September 30, 1997. This increase in cash generated from operations is primarily due to reduced inventory levels and the repayment of significant related party payables to the Company's North American private affiliates in 1997 by NSI in connection with the spin-off of its U.S. operations.

        As of September 30, 1998, working capital was $169.0 million compared to $123.2 million as of December 31, 1997. This increase is largely due to increases in prepaid expenses and a reduction of accrued liabilities both resulting from the payment of foreign taxes in excess of the U.S. corporate tax rate of 35%. Cash and cash equivalents at September 30, 1998 and 1997 remained constant at $174.3 million.

        Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $14.4 million and $8.1 million for the nine months ended September 30, 1998 and 1997, respectively. In addition, the Company anticipates additional capital expenditures in 1998 and 1999 of $25 million to further enhance its infrastructure, including enhancements to computer systems and software, warehousing facilities and walk-in distributor centers in order to accommodate anticipated future growth.

        In March 1998, the Company completed its acquisition of the Acquired Entities for $70 million in preferred stock and long-term notes payable to the NSI Stockholders totaling approximately $10.1 million. In addition, contingent upon NSI and the Company meeting certain earnings growth targets, the Company may pay up to $25 million in cash per year over the next four years. Also, as part of the NSI Acquisition, the Company assumed approximately $169.9 million in S Distribution Notes due in equal monthly installments over the next seven years. During the second quarter of 1998, the S Distribution Notes and long-term notes payable to the NSI Stockholders were paid in full with proceeds from the credit facility described below. The contingent consideration paid, if any, will be accounted for as an adjustment to the purchase price and allocated to the Acquired Entities' assets and liabilities.

        In May 1998, the Company and its Japanese subsidiary Nu Skin Japan Co., Ltd. entered into a $180 million credit facility with a syndicate of financial institutions for which ABN-AMRO, N.V. acted as agent. This credit facility was used to satisfy Company liabilities which were assumed as part of the NSI Acquisition. The Company borrowed $110 million and Nu Skin Japan Co., Ltd. borrowed the Japanese Yen equivalent of $70 million denominated in local currency. No payments were made during the third quarter of 1998 relating to the $180.0 million credit facility. The U.S. portion of the credit facility bears interest at either a base rate as specified in the credit facility or the London Inter-Bank Offer rate plus an applicable margin, in the borrower's discretion. The Japanese portion of the credit facility bears interest at either a base rate as specified in the credit facility or the Tokyo Inter-Bank Offer rate plus an applicable margin, in the borrower's discretion. The maturity date for the credit facility is three years from the borrowing date, with a possible extension of the maturity date upon approval of the then outstanding lenders. The credit facility provides that the amounts borrowed are to be used for general corporate purposes. The credit facility also contains other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type.

        In July 1998, the Board of Directors authorized the Company to repurchase up to $10 million of the Company's outstanding shares of Class A Common Stock. As of September 30, 1998, the Company had repurchased 97,900 shares for an aggregate price of approximately $1.5 million.

        In October 1998, the Company completed the acquisition of privately-held Generation Health Holdings, Inc., the parent company of Pharmanex, Inc. (the "Pharmanex Acquisition"), for approximately 4.1 million shares of the Company's Class A Common Stock. The Company also assumed approximately $30 million in liabilities. In addition, the final purchase price may include up to approximately $33 million in additional consideration depending upon the performance of the capital markets and the Company's stock during the year following closing. In connection with the closing of the Pharmanex Acquisition, the Company paid approximately $29 million relating to the assumed liabilities.

        Under its operating agreements with other Nu Skin affiliated companies, the Company incurs related party payables and receivables. The Company had related party payables of $13.6 million and $10.0 million at September 30, 1998 and December 31, 1997, respectively. In addition, the Company had related party receivables of $19.8 million and $23.0 million, respectively, at those dates. Related party balances outstanding in excess of 60 days bear interest at a rate of 2% above the U.S. prime rate. As of September 30, 1998, no material related party payables or receivables had been outstanding for more than 60 days.

        Management considers the Company to be liquid and able to meet its obligations on both a short and long-term basis. Management currently believes existing cash balances together with future cash flows from operations will be adequate to fund cash needs relating to the implementation of the Company's strategic plans.

Year 2000

        The Company has developed a comprehensive plan to address Year 2000 issues. In connection with this plan, the Company has established a committee that is responsible for assessing and testing the Company's systems to identify Year 2000 issues, and overseeing the upgrade or remediation of non-compliant Year 2000 systems. This committee reports on a regular basis to the executive management team of the Company and the Audit Committee of the Board of Directors on the progress and status of the plan and the Year 2000 issues affecting the Company.

        To date, the Company has completed a broad scope assessment and audit of its information technology systems and non-information technology systems to identify and prioritize potential Year 2000 issues and is in the middle of performing a micro-based assessment designed to identify specific Year 2000 issues at the hardware, software, and processing levels. Through this process the Company has identified potential Year 2000 issues in its information systems and is in the process of addressing these issues through upgrades and other remediation. The Company currently estimates that the cost of all upgrades related to Year 2000 issues, including scheduled upgrades intended primarily to increase efficiencies within the Company and also address Year 2000 issues, are anticipated to be approximately $10 million through 1999, which the Company anticipates will be funded by cash from operations. The Company currently anticipates that it will complete the micro-based analysis and remediation on all of its significant in-house systems by the first quarter of 1999. In 1999, the Company will continue to run broad scope tests of its in-house systems to confirm that it has adequately addressed all Year 2000 issues and continue its work on the systems of its foreign offices.

        As part of the Year 2000 plan, the Company is also assessing and monitoring the Company's vendors and suppliers and other third parties for Year 2000 readiness. To date the committee has sent questionnaires to these third parties seeking their assessment and evaluation of their own Year 2000 readiness and has received responses back from a substantial majority of these third parties. Members of the committee have already begun follow-up calls to the top 50 vendors of the Company and plan to visit the Company's significant suppliers and vendors in person for purposes of evaluating their Year 2000 readiness and sharing Year 2000 information. The Company will continue the follow-up with third party vendors throughout 1999.

        Based on the Company's evaluation of the Year 2000 issues affecting the Company, the Company believes that Year 2000 readiness of its vendors and suppliers, which is beyond the control of the Company, is currently the most significant area of risk, particularly in its foreign markets. The Company does not believe it is possible at this time to quantify or estimate the most reasonable worst case year 2000 scenario. However, the Company is beginning to formulate contingency plans to limit, to the extent possible, interruption of the Company's operations arising from the failure of third parties to be Year 2000 compliant as it moves forward in the implementation of its Year 2000 plan. The Company will continue to work with third parties as indicated above to further evaluate and quantify this risk and will continue the development of contingency plans over the next twelve months as this process moves forward. There can be no assurance, however, that the Company will be able to successfully identify and develop contingency plans for all Year 2000 issues that could, directly or indirectly, adversely affect the Company's operations, some of which are beyond the control of the Company. In particular, the Company cannot predict or evaluate domestic and foreign governments' preparation for the Year 2000 or the readiness of other third parties (domestic and foreign) that do not have relationships with the Company, and the resulting impact that the failure of such parties to be Year 2000 compliant may have on the economy in general and on the Company's business.

        The foregoing discussion of the Year 2000 issues contain forward-looking statements that represents the Company's current expectations or beliefs. These forward looking statements are subject to various risks and uncertainties that could cause outcomes to be different from those currently anticipated including those risks identified under the heading "Note Regarding Forward Looking Statements."

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

        Generally, the Company has experienced rapid revenue growth in each new market from the commencement of operations. In Japan, Taiwan and Hong Kong, the initial rapid growth was followed by a short period of stable or declining revenue followed by renewed growth fueled by new product introductions, an increase in the number of active distributors and increased distributor productivity. In South Korea, the Company experienced a significant decline in its 1997 revenue from revenue in 1996 and experienced additional sequential declines in the first and second quarters of 1998. Revenue in Thailand also decreased significantly after the commencement of operations in March 1997. Management believes that the revenue declines in South Korea and Thailand were partly due to normal business cycles in new markets but were primarily due to volatile economic conditions in those markets. In addition, the Company may experience variations on a quarterly basis in its results of operations, as new products are introduced and new markets are opened. No assurance can be given that the Company's revenue growth rate in new markets where Nu Skin operations have not commenced will follow this pattern.

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

        Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition. However, because nearly all of the Company's revenue is realized in local currencies and the majority of its cost of sales is denominated in U.S. dollars, the Company's gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening in the U.S. dollar. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts and through certain intercompany loans of foreign currency. The Company does not use such financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company's operating results. During the third quarter of 1998, the Company designated as long-term investments the intercompany loan from Nu Skin Japan to the Company and the intercompany loan balance at the designation date from Nu Skin Japan to Nu Skin Hong Kong.

Outlook

        Management currently anticipates earnings growth in 1998 and annual revenue and earnings growth in 1999. This growth is expected to result in part from continued growth in Japan in local currency terms, improved margins resulting from the recent NSI Acquisition and the strengthening of local currencies against the U.S. dollar. Further, expansion into new markets, specifically Brazil, is expected to contribute to growth in revenue and earnings. Additionally, the Company intends to continue pursuing strategic initiatives to minimize the impact of fluctuating currencies and economies in Asia by diversifying its markets, moving more of its manufacturing to local markets, implementing enhancements to its sales compensation plan and seeking cost reductions from vendors. Revenue in the fourth quarter of 1998 is anticipated to be up sequentially and from the fourth quarter of 1997. These revenue gains are expected to be led by Japan where current plans include a major convention during the fourth quarter of 1998, the introduction of a new water purification product line as well as other nutritional and personal care products and the recent strengthening of the Japanese yen against the U.S. dollar. Additionally, the Company has announced plans for operations in Brazil to commence in the fourth quarter. The Company's anticipated revenue and earnings growth, however, could be adversely affected by fluctuations in Asian currencies, particularly the yen, and the continued weakening of Asian economies.

        Operating margins in the fourth quarter of 1998 are expected to improve in relation to the anticipated revenue growth in the fourth quarter of 1998 in spite of an additional $2 to $3 million of operating expenses (including research and development costs) resulting from the Pharmanex Acquisition.


Note Regarding Forward-Looking Statements

        Certain statements made above in the Liquidity and Capital Resources section, the Year 2000 section and the Outlook section are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks described in this filing relate to, among other things, (i) the anticipation of significant cash flow from operations, (ii) the Company's expectation that it will be able to rely entirely on cash flow from operations to fund its business objectives without incurring long-term debt to unrelated third parties, (iii) the Company's expectation that it will be able to successfully address any Year 2000 related issues, including with third parties, as more fully described under the Year 2000 section above, (iv) the Company's expectation concerning its ability to develop viable contingency or back up plans in the event any of its systems or the systems of its vendors or suppliers are not Year 2000 compliant, (v) the Company's expectation that it will be able to fund its Year 2000 program from cash from operations, (vi) management's belief that the Company is liquid and able to meet its obligations both on a short and long-term basis, (vii) the anticipation of earnings growth in 1998 and annual revenue and earnings growth in 1999, (viii) management's belief that revenue in the fourth quarter will be up sequentially and from the fourth quarter of 1997, (ix) the planned expansion into Brazil, (x) the Company's intentions to pursue strategic initiatives to minimize the impact of fluctuating foreign currencies and economies in Asia by diversifying its markets, moving more of its manufacturing to local markets, implementing enhancements to its sales compensation plan and seeking cost reductions from vendors, (xi) the Company's plan to implement forward contracts and other hedging strategies to manage foreign currency risks, and (xii) the expected improvement in operating margins in the fourth quarter in relation to the anticipated revenue growth.

        Important factors and risks that might cause actual results to differ from those anticipated include, but are not limited to: (a) lower than expected revenue, revenue growth and cash flow from operations because of adverse economic, business or political conditions, increased competition, adverse publicity in the Company's markets, particularly Japan and Taiwan, or the Company's inability, for any reason, to open new markets, introduce new products, implement its marketing and local sourcing initiatives and other strategic plans as well as the potential negative effect of distributor actions such as decreased selling efforts or increased turnover; (b) variations in operating results including revenue, gross profit and earnings caused by continued fluctuations in foreign currency values; (c) the Company's inability to favorably implement forward contracts and other hedging strategies to manage foreign currency risk; (d) difficulties in integrating the NSI operations and the Pharmanex operations with the Company's operations; (e) the inability of the Company to successfully establish manufacturing facilities in foreign markets at lower costs while maintaining the quality and marketing position of its products; (f) unanticipated problems or circumstances, including any regulatory and other legal issues, that may prevent or delay the Company from expanding into new markets, or distributing its products; (g) the inability of the Company to gain market acceptance of new products, including the Company's proposed home water filtration product in Japan, which represents a new market segment, and the locally manufactured LifePak in Taiwan;
(h) increased expenditures required to address the Year 2000 issue if the Company's technology requirements change or unforseen problems are discovered;
(i) risks that the Company's and its vendors' plans to remedy Year 2000 issues may be inadequate which could result in disruptions of the Company's business;
(j) increased government regulation of direct selling activities and products in existing and future markets such as the PRC's recent restrictions on direct selling; (k) management's inability to effectively manage the Company's growth;
(l) the Company's inability to renegotiate or adjust vendor relationships favorable to the Company; (m) risks inherent in the importation, regulation and sale of personal care and nutritional products in the Company's markets including product liability issues; (n) the Company's reliance on and the concentration of outside manufacturers; (o) taxation and transfer pricing issues, including the Company's inability to fully use its foreign tax credits;
(p) seasonal and cyclical trends; and (q) difficulties in integrating the Pharmanex products from the mass market into the Company's distribution channel without incurring undue expenses. For a more detailed discussion of risks and uncertainties related to the Company's business, please refer to the Company's Form 10-K for the year ended December 31, 1997, and any amendments thereto, and other documents filed by the Company with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

         Reference is made to Part II of Item I of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.


ITEM 2.      CHANGES IN SECURITIES

         None.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.      OTHER INFORMATION

         None


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               Regulation S-K
               Number                Description
               --------------        -----------
                  27.1               Financial Data Schedule - Nine Months Ended
                                     September 30, 1998

         (b) Reports on Form 8-K. The Company did not file a Current Report on Form 8-K during the quarterly period ended September 30, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 1998.

                                       NU SKIN ENTERPRISES, INC.



                                       By:   /s/ Corey B. Lindley
                                             Corey B. Lindley
                                       Its:  Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)

                                  EXHIBIT INDEX




                  27.1 Financial Data Schedule - Nine Months Ended September 30, 1998