Form 10-Q
period 1999-03-31
NU SKIN ENTERPRISES INC
filed 1999-05-17
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q




(Mark One)
|X| QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

    As of May 3, 1999, 33,184,650 shares of the Company's Class A Common Stock, $.001 par value per share, and 54,606,905 shares of the Company's Class B Common Stock, $.001 par value per share, were outstanding.

                            NU SKIN ENTERPRISES, INC.

                 1999 FORM 10-Q QUARTERLY REPORT - FIRST QUARTER

                                TABLE OF CONTENTS


                                                                            Page

Part I. Financial Information
         Item 1.  Financial Statements:
                  Consolidated Balance Sheets..................................2
                  Consolidated Statements of Income............................3
                  Consolidated Statements of Cash Flows........................4
                         Notes to Consolidated Financial Statements ...........5
         Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..................11
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..17



Part II. Other Information
         Item 1.  Legal Proceedings...........................................17
         Item 2.  Changes in Securities.......................................17
         Item 3.  Defaults upon Senior Securities.............................17
         Item 4.  Submission of Matters to a Vote of Security Holders.........17
         Item 5.  Other Information...........................................18
         Item 6.  Exhibits and Reports on Form 8-K............................18
         Signatures...........................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
--------------------------------------------------------------------------------


                                                                             (Unaudited)
                                                                               March 31,         December 31,
                                                                                 1999                1998
ASSETS                                                                      -------------        ------------
Current assets
     Cash and cash equivalents                                              $     160,016        $    188,827
     Accounts receivable                                                           14,913              13,777
     Related parties receivable                                                    23,070              22,255
     Inventories, net                                                              72,706              79,463
     Prepaid expenses and other                                                    51,227              50,475
                                                                            -------------        ------------
                                                                                  321,932             354,797

Property and equipment, net                                                        41,932              42,218
Other assets, net                                                                 211,886             209,418
                                                                            -------------        ------------
         Total assets                                                       $     575,750        $    606,433
                                                                            =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                       $      16,275        $     17,903
     Accrued expenses                                                             108,094             132,723
     Related parties payable                                                       25,066              25,029
     Current portion of long-term debt                                             52,323              14,545
                                                                            -------------        ------------
                                                                                  201,758             190,200

Long-term debt, less current portion                                               83,714             138,734
Other liabilities                                                                  22,857              22,857
                                                                            -------------        ------------

Commitments and contingencies

Stockholders' equity
     Preferred stock - 25,000,000 shares authorized, $.001 par value,
         no shares issued and outstanding                                              --                  --
     Class A common stock - 500,000,000 shares authorized, $.001 par value, 33,172,950 and 33,709,251 shares issued and
         outstanding                                                                   33                  34
     Class B common stock - 100,000,000 shares authorized, $.001
         par value, 54,606,905 shares issued and outstanding                           55                  55
     Additional paid-in capital                                                   129,386             146,781
     Retained earnings                                                            188,899             158,064
     Deferred compensation                                                         (6,652)             (6,688)
     Accumulated other comprehensive income                                       (44,300)            (43,604)
                                                                            -------------        ------------
                                                                                  267,421             254,642
                                                                            -------------        ------------
         Total liabilities and stockholders' equity                         $     575,750        $    606,433
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

Nu Skin Enterprises, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)
--------------------------------------------------------------------------------



                                                                Three               Three
                                                             Months Ended        Months Ended
                                                               March 31,           March 31,
                                                                 1999                1998
                                                            -------------       -------------

Revenue                                                     $     233,751       $     227,863
Cost of sales                                                      41,017              45,689
                                                            -------------       -------------

Gross profit                                                      192,734             182,174
                                                            -------------       -------------

Operating expenses:
     Distributor incentives                                        87,649              83,127
     Selling, general and administrative                           58,005              48,071
                                                            -------------       -------------

Total operating expenses                                          145,654             131,198
                                                            -------------       -------------

Operating income                                                   47,080              50,976
Other income (expense), net                                         1,864               2,185
                                                            -------------       -------------

Income before provision for income taxes
     and minority interest                                         48,944              53,161
Provision for income taxes                                         18,109              16,405
Minority interest                                                    --                 3,081
                                                            -------------       -------------

Net income                                                  $      30,835       $      33,675
                                                            =============       =============

Net income per share (Note 6):
     Basic                                                  $         .35       $         .41
     Diluted                                                $         .35       $         .39
Weighted average common shares outstanding:
     Basic                                                         87,706              82,004
     Diluted                                                       89,175              86,316

Pro forma data:
     Income before pro forma provision for
         income taxes and minority interest                                     $      53,161
     Pro forma provision for income taxes (Note 5)                                     19,563
     Pro forma minority interest                                                        1,947
                                                                                -------------
     Pro forma net income                                                       $      31,651
                                                                                =============


Pro forma net income per share (Note 6):
     Basic                                                                      $         .39
     Diluted                                                                    $         .37


        The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
--------------------------------------------------------------------------------



                                                                        Three                Three
                                                                     Months Ended        Months Ended
                                                                      March 31,            March 31,
                                                                         1999                1998
                                                                    -------------       -------------
Cash flows from operating activities:

Net income                                                          $      30,835       $      33,675
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                            7,217               3,105
   Amortization of deferred compensation                                      686               1,015
   Income applicable to minority interest                                    --                 3,081
   Changes in operating assets and liabilities:
         Accounts receivable                                                 (730)             (6,448)
         Related parties receivable                                          (815)             (5,651)
         Inventories, net                                                   8,891              (9,709)
         Prepaid expenses and other                                          (554)             (6,432)
         Other assets                                                        (399)             (3,075)
         Accounts payable                                                  (1,628)                 50
         Accrued expenses                                                 (32,609)            (23,223)
         Related parties payable                                               37              11,295
                                                                    -------------       -------------

   Net cash provided by (used in) operating activities                     10,931              (2,317)
                                                                    -------------       -------------

Cash flows from investing activities:
Purchase of property and equipment                                         (3,417)             (2,982)
Payments for lease deposits                                                (1,218)             (1,502)
Receipt of refundable lease deposits                                           26                 108
                                                                    -------------       -------------

   Net cash used in investing activities                                   (4,609)             (4,376)
                                                                    -------------       -------------

Cash flows from financing activities:
Payments on long-term debt                                                (14,545)               --
Repurchase of shares of common stock                                      (11,766)               --
Exercise of distributor and employee stock options                            814                --
Termination of Nu Skin USA license fee                                    (10,000)               --
Payments to stockholders for notes payable                                   --                (3,722)
                                                                    -------------       -------------

   Net cash used in financing activities                                  (35,497)             (3,722)
                                                                    -------------       -------------

Effect of exchange rate changes on cash                                       364              (4,816)
                                                                    -------------       -------------

   Net decrease in cash and cash equivalents                              (28,811)            (15,231)

Cash and cash equivalents, beginning of period                            188,827             174,300
                                                                    -------------       -------------

Cash and cash equivalents, end of period                            $     160,016       $     159,069
                                                                    =============       =============




        The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       THE COMPANY

         Nu Skin Enterprises, Inc. (the "Company"), is a network marketing company involved in the distribution and sale of premium quality, innovative personal care and nutritional products. The Company distributes Nu Skin brand products in markets throughout the world. The Company's operations throughout the world are divided into three segments:  North  Asia,  which  consists  of  Japan  and  South  Korea;
         Southeast Asia, which consists of Taiwan, Thailand, Hong Kong (including Macau), the Philippines, Australia, and New Zealand; and Other Markets, which consists of the United Kingdom, Austria, Belgium, Denmark, France, Germany, Italy, Ireland, Poland, Portugal, Spain, Sweden, the Netherlands, Brazil, the United States (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries") and sales to and license fees from the Company's other private affiliates.

         As discussed in Note 2, the Company completed the NSI Acquisition on March 26, 1998. Prior to the NSI Acquisition, each of the Subsidiaries elected to be treated as an S corporation. In connection with the NSI Acquisition, the Acquired Entities' S corporation status was terminated, and the Acquired Entities declared distributions to the stockholders that included all of the Acquired Entities' previously earned and undistributed taxable S corporation earnings totaling $87.1 million in 1997 and $37.6 million in 1998 (the "S Distribution Notes").

         Also in connection with the NSI Acquisition, on December 31, 1997, NSI carved-out and distributed the net assets of its USA division ("Nu Skin USA") to the NSI Stockholders. Immediately prior to this distribution, NSI declared a distribution to the NSI Stockholders that included all of Nu Skin USA's previously earned and undistributed taxable S corporation earnings totaling $49.1 million. This distribution and all other historical transactions of Nu Skin USA are excluded from the Company's consolidated financial statements for the first quarter of 1998.

         As discussed in Note 3, the Company completed the Pharmanex Acquisition on October 16, 1998, which enhanced the Company's involvement with the distribution and sale of nutritional products.

         In February 1999, the Company announced its intent to acquire Big Planet, Inc., an Internet-based company that offers Internet connectivity, e-commerce, telecommunications and other technology products and services to consumers in North America. The Company also announced its intent to acquire the Company's remaining affiliates in Canada, Mexico and Guatemala. As discussed in Note 4, in March 1999, Nu Skin International, a subsidiary of the Company, terminated its distribution license and various other license agreements and other intercompany agreements with Nu Skin USA. Also, in March 1999, through a newly formed wholly-owned subsidiary, the Company acquired selected assets of Nu Skin USA.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 1999 and December 31, 1998 and for the three-month periods ended March 31, 1999 and 1998. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.       ACQUISITION OF NU SKIN INTERNATIONAL, INC. AND CERTAIN AFFILIATES

         On March 26, 1998, the Company completed the acquisition (the "NSI Acquisition") of the capital stock of Nu Skin International, Inc. ("NSI"), NSI affiliates operating in Europe, Australia and New

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         Zealand and certain other NSI affiliates (the "Acquired Entities") for $70.0 million in preferred stock and long-term notes payable to the stockholders of the Acquired Entities (the "NSI Stockholders") totaling approximately $6.2 million. In addition, contingent upon NSI and the Company meeting specific earnings growth targets, the Company may pay up to $25.0 million in cash per year over a four-year period to the NSI Stockholders. Also, as part of the NSI Acquisition, the Company assumed approximately $171.3 million in S Distribution Notes and incurred acquisition costs totaling $3.0 million. The net assets acquired totaling $90.4 million include net deferred tax liabilities totaling $7.4 million recorded upon the conversion of the Acquired Entities from S to C corporations. All contingent consideration paid will be accounted for as an adjustment to the purchase price and allocated to the Acquired Entities' assets and liabilities.

         The NSI Acquisition was accounted for by the purchase method of accounting, except for that portion of the Acquired Entities under common control of a group of stockholders, which portion was accounted for in a manner similar to a pooling of interests. The common control group is comprised of the NSI Stockholders who are immediate family members. The minority interest, which represents the ownership interests of the NSI Stockholders who are not immediate family members, was acquired during the NSI Acquisition. Prior to the NSI Acquisition, a portion of the Acquired Entities' net income, capital contributions and distributions (including cash dividends and S Distribution Notes) had been allocated to the minority interest.

         For the portion of the NSI Acquisition accounted for by the purchase method, the Company recorded inventory step-up of $21.6 million and intangible assets of $34.8 million. During 1998, the inventory step-up was fully amortized. For the three-month period ended March 31, 1999, the Company recorded amortization of intangible assets relating to the NSI Acquisition of $0.7 million. No amortization for these intangible assets was recorded for the three-month period ended March 31, 1998.

         For the portion of the NSI Acquisition accounted for in a manner similar to a pooling of interests, the excess of purchase price paid over the book value of the net assets acquired was recorded as a reduction of stockholders' equity.

         In connection with the presentation of the Company's consolidated financial statements for the first quarter of 1998, the portion of the NSI Acquisition and the resulting Preferred Stock issued to the common control group is reflected as if such stock had been issued on the date of the Company's incorporation on September 4, 1996. On May 5, 1998, the stockholders of the Company approved the automatic conversion of the Preferred Stock issued in the NSI Acquisition into 2,986,663 shares of Class A Common Stock. Under the terms of the NSI Acquisition, the 2,986,663 shares of Class A Common Stock were adjusted down by 8,504 shares in June 1998.

3.       ACQUISITION OF PHARMANEX, INC.

         On October 16, 1998, the Company completed the acquisition of privately-held Generation Health Holdings, Inc., the parent company of Pharmanex, Inc. ("Pharmanex"), for $77.6 million, which consisted of approximately 4.0 million shares of the Company's Class A Common Stock, including 261,008 shares issuable upon exercise of options assumed by the Company (the "Pharmanex Acquisition"). Contingent upon Pharmanex meeting specific revenue and other requirements, approximately 565,000 of the 4.0 million shares are being held in escrow and will be returned to the Company if such requirements are not met within one year from the date of the Pharmanex Acquisition. The contingent shares issued, if any, will be accounted for as an adjustment to the purchase price and allocated to the acquired assets and liabilities. Also, as part of the Pharmanex Acquisition, the Company assumed approximately $34.0 million in liabilities and incurred acquisition costs totaling $1.3 million. The net assets acquired totaling $3.6 million include net deferred tax assets totaling $0.8 million. In connection with the closing of the Pharmanex Acquisition, the Company paid approximately $29.0 million relating to the assumed liabilities.

         The Pharmanex Acquisition was accounted for by the purchase method of accounting. The Company recorded inventory step-up of $3.7 million and intangible assets of $92.4 million. In addition, the Company allocated $13.6 million to purchased in-process research and development

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         based on a discounted cash-flow method reflecting the stage of completion of the related projects. During 1998, the in-process research and development amount was fully written off. For the three-month period ended March 31, 1999, the Company recorded amortization of intangible assets relating to the Pharmanex Acquisition of $1.8 million and amortization of inventory step-up relating to the Pharmanex Acquisition of $1.0 million.

         Pro forma results as if the Pharmanex Acquisition had occurred at January 1, 1998 have not been presented because the results are not considered material.

4.       ACQUISITION OF CERTAIN ASSETS OF NU SKIN USA, INC.

         On March 8, 1999, NSI terminated its distribution license and various other license agreements and other intercompany agreements with Nu Skin USA, Inc. ("Nu Skin USA") and paid Nu Skin USA a $10.0 million termination fee. Also, on that same date, through a newly formed wholly-owned subsidiary, the Company acquired selected assets of Nu Skin USA and assumed approximately $8.0 million of Nu Skin USA liabilities.

         The acquisition of the selected assets and assumption of liabilities and the termination of these agreements has been recorded for the consideration paid, except for the portion of Nu Skin USA which is under common control of a group of stockholders, which portion will be recorded at predecessor basis.

5.       INCOME TAXES

         As a result of the NSI Acquisition described in Note 2, the Acquired Entities are no longer treated as S corporations for U.S. Federal income tax purposes. The consolidated statements of income include a pro forma presentation for income taxes, including the effect on minority interest, which would have been recorded as if the Acquired Entities had been taxed as C corporations rather than as S corporations for the three-month period ended March 31, 1998.

6.       NET INCOME PER SHARE

         Net income per share and pro forma net income per share are computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all dilutive potential common shares that were outstanding during the periods presented.

7.       DERIVATIVE FINANCIAL INSTRUMENTS

         The Company's Subsidiaries enter into significant transactions with each other and third parties which may not be denominated in the respective Subsidiaries' functional currencies. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts and through certain intercompany loans of foreign currency. The Company does not use such derivative financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company's operating results. Gains and losses on foreign currency forward contracts and certain intercompany loans of foreign currency are recorded as other income and expense in the consolidated statements of income.

         At March 31, 1999 and December 31, 1998, the Company held foreign currency forward contracts with notional amounts totaling approximately $53.5 million and $46.3 million, respectively, to hedge foreign currency items. These contracts do not qualify as hedging transactions and, accordingly, have been marked to market. The net gains on foreign currency forward contracts were $2.5 million and $1.9 million for the three-month periods ended March 31, 1999 and 1998, respectively. These contracts at March 31, 1999 have maturities through September 1999.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         At March 31, 1999 and December 31, 1998, the intercompany loan from Nu Skin Japan Co., Ltd. ("Nu Skin Japan") to Nu Skin Hong Kong ("Nu Skin Hong Kong") totaled approximately $55.0 million and $57.3 million, respectively. The Company recorded exchange gains totaling $ 0.8 million and $0.9 million resulting from this intercompany loan for the three-month periods ended March 31, 1999 and 1998, respectively.

         At March 31, 1999 and December 31, 1998, the intercompany loan from Nu Skin Japan to the Company totaled approximately $78.2 million and $82.0 million, respectively. There were no exchange gains or losses resulting from this intercompany loan for the three-month periods ended March 31, 1999 and 1998.

8.       REPURCHASE OF COMMON STOCK

         During the first quarter of 1999, the Company repurchased approximately 780,000 shares of Class A common stock from Nu Skin USA, open market repurchases and certain stockholders for approximately $11.8 million.

9.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1999 and 1998, were as follows (in thousands):


                                                     Three           Three
                                                  Months Ended    Months Ended
                                                 March 31, 1999  March 31, 1998
                                                 --------------  --------------

    Net income                                    $      30,835   $      33,675

    Other comprehensive income, net of tax:
       Foreign currency translation adjustments            (696)         (3,746)
                                                  -------------   -------------

    Comprehensive income                          $      30,139   $      29,929
                                                  =============   =============


10.      SEGMENT INFORMATION

         During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. As described in Note 1, the Company's operations throughout the world are divided into three reportable segments: North Asia, Southeast Asia and Other Markets.
         Segment data includes intersegment revenue, intersegment profit and operating expenses and intersegment receivables and payables. The Company evaluates the performance of its segments based on operating income. Information as to the operations of the Company in each of the three segments is set forth below (in thousands):




                                         Three                 Three
                                      Months Ended         Months Ended
                                     March 31,1999        March 31,1998
                                     -------------        -------------
         Revenue

         North Asia                  $     173,048        $     157,073
         Southeast Asia                     67,781               84,821
         Other Markets                      67,401               71,987
         Eliminations                      (74,479)             (86,018)
                                     -------------        -------------
              Totals                 $     233,751        $     227,863
                                     =============        =============

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------





         Operating Income

         North Asia                  $      28,120        $      33,042
         Southeast Asia                      8,732                6,926
         Other Markets                       4,371                1,332
         Eliminations                        5,857                9,676
                                     -------------        -------------
              Totals                 $      47,080        $      50,976
                                     =============        =============



                                          As of                As of
                                        March 31,          December 31,
                                          1999                 1998
                                     -------------        -------------
         Total Assets

         North Asia                  $     120,482        $     167,867
         Southeast Asia                     97,776              110,518
         Other Markets                     464,766              500,299
         Eliminations                     (107,274)            (172,251)
                                     -------------        -------------
              Totals                 $     575,750        $     606,433
                                     =============        =============

         Information as to the Company's operation in different geographical areas is set forth below (in thousands):

         Revenue
         Revenue from the Company's operations in Japan totaled $169,630, and $154,573 for the three-month periods ended March 31, 1999 and 1998, respectively. Revenue from the Company's operations in Taiwan totaled $28,007 and $34,537 for the three-month periods ended March 31, 1999 and 1998, respectively. Revenue from the Company's operations in the United States (which includes intercompany revenue) totaled $63,143 and $69,144 for the three-month periods ended March 31, 1999 and 1998, respectively.

         Long-lived assets
         Long-lived assets in Japan were $21,490 and $20,242 as of March 31, 1999 and December 31, 1998, respectively. Long-lived assets in Taiwan were $2,421 and $2,466 as of March 31, 1999 and December 31, 1998, respectively. Long-lived assets in the United States were $215,659 and $213,856 as of March 31, 1999 and December 31, 1998, respectively.

11.      NEW ACCOUNTING STANDARDS

         Reporting on the Costs of Start-Up Activities
         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company has adopted SOP 98-5 for calendar year 1999. The adoption of SOP 98-5 did not materially affect the Company's consolidated financial statements.

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

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



12.      SUBSEQUENT EVENTS

         On May 3, 1999, the Company entered into an agreement to acquire Big Planet, Inc. ("Big Planet"). In addition, the Company plans to acquire its remaining affiliates in Canada, Mexico and Guatemala in May 1999.

         The acquisition of Big Planet is expected to be accounted for by the purchase method of accounting. The acquisition of the Company's remaining affiliates in Canada, Mexico and Guatemala is expected to be recorded for the consideration paid, except for the portion of the Company's remaining affiliates in Canada, Mexico and Guatemala which is under common control of a group of stockholders, which portion is expected to be recorded at predecessor basis.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 compared to 1998

          Revenue increased 2.6% to $233.8 million from $227.9 million for the three-month period ended March 31, 1999, compared with the same period in 1998. The increase in revenue resulted primarily from the favorable impact of strengthening foreign currencies relative to the U.S. dollar during the first quarter of 1999 compared to the same period in 1998.

          Revenue in North Asia, which consists of Japan and South Korea, increased 10.1% to $173.0 million for the three-month period ended March 31, 1999, from $157.1 million for the same period in 1998. This increase was primarily due to the revenue increase in Japan of 9.7% for the three-month period ended March 31, 1999, compared with the same period in 1998. This increase in revenue in Japan resulted from the strengthening of the Japanese yen relative to the U.S. dollar during the three-month period ended March 31, 1999, compared to the same period in 1998. Revenue in Japan for the three-month period ended March 31, 1999 in Japanese yen remained constant compared to the same period in 1998 due primarily to the continued economic recession in Japan. Revenue in South Korea during the three-month period ended March 31, 1999 increased 36.7%, compared to the same period in 1998 as a result of both a strengthening of the South Korean won and a 22.9% increase in local currency growth.

          Revenue in Southeast Asia, which consists of Taiwan, Thailand, Hong Kong, the Philippines, Australia and New Zealand, totaled $37.0 million for the three-month period ended March 31, 1999, a decrease of 19.7% from revenue of $46.1 million for the same period in 1998. This decrease in revenue resulted primarily from a decline of 18.9% in revenue in Taiwan. The Company's operations in Taiwan have continued to suffer the impact of increased competition, and the PRC's temporary ban on direct selling, where many Taiwanese distributors hoped to expand their businesses. In addition, the Company's operations in Thailand and the Philippines have been impacted negatively by the region's economic recession.

          Revenue in the Company's other markets, which include the United Kingdom, Germany, Italy, the Netherlands, France, Belgium, Spain, Portugal,
Ireland, Austria, Poland, Denmark, Sweden, Brazil, the United States and sales to and license fees from the Company's remaining private affiliates, decreased 4.0% to $23.7 million for the three-month period ended March 31, 1999, compared to $24.7 million for the same period in 1998. This modest decrease was primarily due to increased revenue generated by the Company's North American private affiliates during the first quarter of 1998 as a result of a successful global convention held during the first quarter of 1998 which was not repeated during the first quarter of 1999.

          Gross profit as a percentage of revenue was 82.5% for the three-month period ended March 31, 1999, compared to 79.9% for the same period in 1998. The increase in the gross profit as a percentage of revenue for the three-month period ended March 31, 1999 resulted from the strengthening of the Japanese yen and other Asian currencies relative to the U.S. dollar, higher margin sales to distributors in the United States following the termination of the Company's license agreement with Nu Skin USA, local manufacturing efforts and reduced duty rates. The Company purchases a significant majority of goods in U.S. dollars and recognizes revenue in local currency and is consequently subjected to exchange rate risks in its gross margins.

          Distributor incentives as a percentage of revenue increased to 37.5% for the three-month period ended March 31, 1999 from 36.5% for the same period in 1998. The primary reason for this increase in the first quarter of 1999 was due to the Company beginning to sell products to distributors in the United States and paying the requisite commissions related to those sales.

          Selling, general and administrative expenses as a percentage of revenue increased to 24.8% for the three-month period ended March 31, 1999 from 21.1% for the same period in 1998. In dollar terms, selling, general and administrative expenses increased to $58.0 million for the three-month period ended March 31, 1999 from $48.1 million for the same period in 1998. This increase as a percentage of revenue and in dollar terms was due to stronger foreign currencies in the first quarter of 1999 which resulted in higher expenses in foreign markets, additional overhead expenses relating to the operations in the United States and an additional $3.5 million in amortization resulting from the Company's acquisitions of NSI and Pharmanex.

          Operating income decreased 7.6% to $47.1 million for the three-month period ended March 31, 1999 from $51.0 million for the same period in 1998. Operating margin decreased to 20.1% for the three-month period ended March 31, 1999 from 22.4% for the same period in 1998. The operating income and margin decreases resulted primarily from the increases in distributor incentives and selling, general and administrative expenses and was partially offset by the gross margin improvement during the first quarter of 1999.

          Other income remained nearly constant at $1.9 million for the three-month period ended March 31, 1999 compared to $2.2 million for the same period in 1998. The Company recognized hedging gains from forward contracts and intercompany loans in both the first quarters of 1999 and 1998. The hedging gains and interest income on the Company's cash balances in the first quarter of 1999 were partially offset by the interest expense relating to the Company's outstanding debt.

          Provision for income taxes increased 10.4% to $18.1 million for the three-month period ended March 31, 1999 from $16.4 million for the same period in 1998 due to an increase in the effective tax rate from 30.9% during the first quarter of 1998 to 37.0% for the first quarter of 1999 and is partially offset by higher income during the first quarter of 1998. This increase in the effective tax rate is due to NSI and its affiliates being taxed as C corporations rather than as S corporations during the first quarter of 1999. The pro forma provision for income taxes presents income taxes as if NSI and its affiliates had been taxed as C corporations rather than as S corporations for the three-month period ended March 31, 1998.

          Minority interest represents the ownership interest of NSI held by individuals who are not immediate family members. The minority interest was purchased as part of the NSI Acquisition on March 26, 1998.

          Net income decreased by $2.9 million or 8.6% to $30.8 million for the three-month period ended March 31, 1999 from $33.7 million for the same period in 1998 due to the increased distributor incentives, selling, general and administrative expenses and income taxes. Net income as a percentage of revenue decreased to 13.2% for the three-month period ended March 31, 1999 from 14.8% for the same period in 1998.

Liquidity and Capital Resources

          Historically, the Company's principal needs for funds have been for distributor incentives, working capital (principally inventory purchases), operating expenses, capital expenditures and the development of operations in new markets. The Company has generally relied entirely on cash flow from operations to meet its business objectives without incurring long-term debt to unrelated third parties to fund operating activities.

          The Company generates significant cash flow from operations due to favorable gross margins and minimal capital requirements. Additionally, the Company does not generally extend credit to distributors but requires payment prior to shipping products. This process eliminates the need for significant accounts receivable from distributors. During the first quarter of each year, the Company pays significant accrued income taxes in many foreign jurisdictions including Japan. These large cash payments somewhat offset the significant cash generated in the first quarter. During the three-month period ended March 31, 1999, the Company generated $10.9 million from operations compared to using $2.3 million during the three-month period ended March 31, 1998. This increase in cash generated from operations primarily related to reduced purchases of inventory during the first quarter of 1999 compared to the same period in 1998.

          As of March 31, 1999, working capital was $120.2 million compared to $164.6 million as of December 31, 1998. This decrease is primarily due to the increase at March 31, 1999 in the current portion of long-term debt. Cash and cash equivalents at March 31, 1999 and December 31, 1998 were $160.0 million and $188.8 million, respectively.

          Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $3.4 million for the three-month period ended March 31, 1999. In addition, the Company anticipates additional capital expenditures in 1999 of approximately $35.0 million to further enhance its infrastructure, including enhancements to computer systems and software and call-center facilities in order to accommodate anticipated future growth.

          In March 1998, the Company completed the NSI Acquisition for $70.0 million in preferred stock, which was subsequently converted into Class A common stock, and long-term notes payable to the stockholders of NSI and such affiliates totaling approximately $6.2 million. Also, as part of the NSI Acquisition, the Company assumed approximately $171.3 million in S distribution notes and incurred acquisition costs totaling $3.0 million. During the second quarter of 1998, the S distribution notes and long-term notes payable to the NSI stockholders were paid in full with proceeds from the credit facility described below. In addition, NSI and the Company met earnings growth targets in 1998 resulting in a contingent payment payable to the NSI stockholders of $25.0 million as of March 31, 1999 and December 31, 1998. Contingent upon NSI and the Company meeting earnings growth targets over the next three years, the Company may pay up to $25.0 million in cash in each of the next three years to the NSI stockholders. The contingent consideration of $25.0 million earned in 1998 was paid in the second quarter of 1999 and has been accounted for as an adjustment to the purchase price and allocated to the assets and liabilities of NSI and its previously private affiliates. Any additional contingent consideration paid over the next three years, if any, will be accounted for in a similar manner.

          In May 1998, the Company and its Japanese subsidiary Nu Skin Japan entered into a $180.0 million credit facility with a syndicate of financial institutions for which ABN-AMRO, N.V. acted as agent. This credit facility was used to satisfy liabilities which were assumed as part of the NSI Acquisition. The Company borrowed $110.0 million and Nu Skin Japan borrowed the Japanese yen equivalent of $70.0 million denominated in local currency. Payments totaling $41.6 million were made during the second quarter of 1998 and payments totaling $14.5 million were made during the first quarter of 1999 relating to the $180.0 million credit facility. As of March 31, 1999, the balance relating to the $180.0 million credit facility totaled $136.0 million of which approximately $52.3 million is due in 2000 and approximately $83.7 million will be due in 2001. The U.S. portion of the credit facility bears interest at either a base rate as specified in the credit facility or the London Inter-Bank Offer Rate plus an applicable margin, in the borrower's discretion. The Japanese portion of the credit facility bears interest at either a base rate as specified in the credit facility or the Tokyo Inter-Bank Offer Rate plus an applicable margin, in the borrower's discretion. The maturity date for the credit facility is three years from the borrowing date, with a possible extension of the maturity date upon approval of the lenders. The credit facility provides that the amounts borrowed are to be used for general corporate purposes. The Company is currently in compliance with all financial and other covenants under the credit facility. During 1998, the Company entered into a $10.0 million revolving credit agreement with ABN-AMRO, N.V. Advances are available under the agreement through May 18, 1999 with a possible extension upon approval of the lender. There were no outstanding balances under this credit facility at March 31, 1999.

          During 1998, the board of directors authorized the Company to repurchase up to $20.0 million of the Company's outstanding shares of Class A common stock. As of March 31, 1999, the Company had repurchased 997,954 shares for an aggregate price of approximately $12.2 million. In addition, in March 1999, the board of directors separately authorized and the Company completed the purchase of approximately 700,000 shares of the Company's Class A common stock from Nu Skin USA and certain stockholders for approximately $10.0 million.

          As part of the Pharmanex Acquisition, the Company assumed approximately $34.0 million in liabilities and incurred acquisition costs totaling $1.3 million. The net assets acquired totaling $3.6 million include net deferred tax assets totaling $0.8 million. In connection with the closing of the Pharmanex Acquisition, the Company paid approximately $29.0 million relating to the assumed liabilities.

          In March 1999, NSI terminated its distribution license and various other license agreements and other intercompany agreements with Nu Skin USA and paid Nu Skin USA a $10.0 million termination fee. The Company also, through a newly formed wholly-owned subsidiary, acquired selected assets of Nu Skin USA and assumed approximately $8.0 million of Nu Skin USA's liabilities in March 1999.

          The Company has entered into an agreement to acquire its affiliate Big Planet for an aggregate of approximately $37.0 million, of which approximately $14.5 million is payable in the form of a promissory note and approximately $22.5 million is payable in cash. The Company currently expects this transaction to close by June 30, 1999. The Company has also agreed to loan to Big Planet up to $7.5 million to fund its operations through the closing of the acquisition. Big Planet incurred operating losses of approximately $22.0 million in 1998 and the Company anticipates Big Planet will continue to incur operating losses in the foreseeable future.

          The Company had related party payables of $25.1 million and $25.0 million at March 31, 1999 and December 31, 1998, respectively. In addition, the Company had related party receivables of $23.1 million and $22.3 million, respectively, at those dates. Related party balances outstanding in excess of 60 days bear interest at a rate of 2% above the U.S. prime rate. As of March 31, 1999, no material related party payables or receivables had been outstanding for more than 60 days.

          The  Company   leases  office  space  and  computer   hardware   under
noncancellable long-term operating leases. Minimum future operating lease obligations at December 31, 1998 were $29.6 million with minimum obligations for 1999 of $8.9 million.

          Management considers the Company to be liquid and able to meet its obligations on both a short and long-term basis. The Company currently believes existing cash balances together with future cash flows from operations will be adequate to fund cash needs relating to the implementation of its strategic plans.

Year 2000

          The Company has developed a comprehensive plan to address Year 2000 issues. In connection with this plan, the Company has established a committee that is responsible for assessing and testing its systems to identify Year 2000 issues, and overseeing the upgrade or remediation of non-compliant Year 2000 systems. This committee reports on a regular basis to the Company's executive management team and the audit committee of the board of directors on the progress and status of the plan and the Year 2000 issues affecting the Company.

          To date, the Company has completed a broad scope assessment and audit of its information technology systems and non-information technology systems to identify and prioritize potential Year 2000 issues and is currently performing a micro-based assessment designed to identify specific Year 2000 issues at the hardware, software and processing levels. Through this process, the Company has identified potential Year 2000 issues in its information systems, and is in the process of addressing these issues through upgrades and other remediation. The Company currently estimates that the cost of all upgrades related to Year 2000 issues, including scheduled upgrades intended primarily to increase efficiencies within the Company and also address Year 2000 issues, is anticipated to be approximately $10.0 million through the remainder of 1999, which the Company anticipates will be funded by cash from operations. To date, the Company has spent approximately $3.0 million. The Company currently anticipates that it will complete the micro-based analysis and remediation on all of the Company's significant in-house systems by the third quarter of 1999. Through the remainder of 1999, the Company will continue to run broad scope tests of its in-house systems to confirm that the Company has adequately addressed all Year 2000 issues and continue its work on the systems of the Company's foreign offices.

          As part of the Year 2000 plan, the Company is also assessing and monitoring its vendors and suppliers and other third parties for Year 2000 readiness. To date, the committee has sent questionnaires to these third parties seeking their assessment and evaluation of their own Year 2000 readiness and has received responses back from a substantial majority of these third parties. Members of the committee have already begun follow-up calls to the Company's top fifty vendors and plan to visit the Company's significant suppliers and vendors in person for purposes of evaluating their Year 2000 readiness and sharing Year 2000 information. The Company will continue the follow-up with third party vendors throughout the remainder of 1999.

          Based on the Company's evaluation of the Year 2000 issues affecting the Company, management believes that Year 2000 readiness of the Company's vendors and suppliers, which is beyond the Company's control, is currently the most significant area of risk, particularly in its foreign markets. Management does not believe it is possible at this time to quantify or estimate the most reasonable worst case Year 2000 scenario. However, the Company is beginning to formulate contingency plans to limit, to the extent possible, interruption of the Company's operations arising from the failure of third parties to be Year 2000 compliant as the Company moves forward in the implementation of its Year 2000 plan. The Company will continue to work with third parties as indicated above to further evaluate and quantify this risk and will continue the development of contingency plans throughout the remainder of 1999 as this process moves forward. There can be no assurance, however, that the Company will be able to successfully identify and develop contingency plans for all Year 2000 issues that could, directly or indirectly, harm its operations, some of which are beyond the Company's control. In particular, the Company cannot predict or evaluate domestic and foreign governments' and utility companies' preparation for the Year 2000 or the readiness of other third parties (domestic and foreign) that do not have relationships with the Company, and the resulting impact that the failure of such parties to be Year 2000 compliant may have on the economy in general and on its business.


          The foregoing discussion of the Year 2000 issues contains forward-looking statements that represent the Company's current expectations or beliefs. These forward-looking statements are subject to risks and uncertainties that could cause outcomes to be different from those currently anticipated including those risks identified under the heading "Note Regarding Forward-looking Statements."

Seasonality and Cyclicality

          In addition to general economic factors, the direct selling industry is impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, Japan, Taiwan, Hong Kong, South Korea and
Thailand celebrate their respective local New Year in the Company's first quarter. Management believes that direct selling in Japan and Europe is also generally negatively impacted during the month of August, which is in the Company's third quarter, when many individuals traditionally take vacations.

          The Company has experienced rapid revenue growth in most of its new markets from the commencement of operations. In Japan, Taiwan and Hong Kong, the initial rapid growth was followed by a short period of stable or declining revenue followed by renewed growth fueled by new product introductions, an increase in the number of active distributors and increased distributor productivity. In South Korea, the Company experienced a significant decline in its 1997 revenue from revenue in 1996 and experienced additional quarterly sequential declines in 1998. Revenue in Thailand also decreased significantly after the commencement of operations in March 1997. Management believes that the revenue declines in South Korea and Thailand were partly due to normal business cycles in new markets, but were primarily due to volatile economic conditions and weakened currencies in those markets. Revenue declines in South Korea also resulted from government and media actions targeted at sellers of foreign and luxury goods. In addition, the Company may experience variations on a quarterly basis in its results of operations, as new products are introduced and new markets are opened. No assurance can be given that the Company's revenue growth rate in new markets where Nu Skin operations have not commenced will follow this pattern.

Currency Risk and Exchange Rate Information

          A majority of the Company's revenue and many of its expenses are recognized primarily outside of the United States except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. Each subsidiary's local currency is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, the Company's reported sales and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.

          Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition. However, because a majority of the Company's revenue is realized in local currencies and the majority of its cost of sales is denominated in U.S. dollars, the Company's gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening in the U.S. dollar. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. The Company does not use such derivative financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on its operating results.

          The Company's foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of March 31, 1999, the primary currency for which the Company had net underlying foreign currency exchange rate exposure was the Japanese yen. Based on the Company's foreign exchange contracts at March 31, 1999 as discussed in Note 7 of the notes to the Consolidated Financial Statements, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not result in significant other income or expense recorded in the Consolidated Statements of Income.

Outlook

          The Company anticipates that stronger foreign currencies in 1999 as compared to 1998 will positively impact reported revenue in 1999, assuming that exchange rates remain at current levels. Management believes that the acquisitions of Pharmanex, Big Planet and Nu Skin operations in the United States should also positively impact revenue. Earnings in each of the second, third and fourth quarters of 1998 were negatively impacted due to nonrecurring charges following our acquisitions during 1998. Management also currently anticipates gross margin improvement during 1999 due to stronger foreign currencies, selling products directly to U.S. distributors rather than recognizing lower margin intercompany revenue, as well as continued local manufacturing efforts and the resulting reduced duty rates. However, management also anticipates that distributor incentives as a percentage of revenue will increase due to paying commissions to U.S. based distributors. Selling, general and administrative expenses will generally be higher throughout 1999 due to increased amortization of intangible assets acquired in the acquisitions of Pharmanex and NSI, as well as stronger foreign currencies. In addition, assumed overhead related to the acquired U.S. operations will increase the Company's selling, general and administrative expenses.

Note Regarding Forward-Looking Statements

          Certain statements made above in the Liquidity and Capital Resources section, the Year 2000 section, the Outlook section and Note 12 to the
Consolidated Financial Statements included herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks described in this filing relate to, among other things, (i) the anticipation of significant cash flow from operations, (ii) the Company's expectation that it will be able to rely entirely on cash flow from operations to fund its business objectives without incurring long-term debt to unrelated third parties, (iii) the Company's expectation that it will be able to successfully address any Year 2000 related issues, including with third parties, as more fully described under the Year 2000 section above, (iv) the Company's expectation concerning its ability to develop viable contingency or back up plans in the event any of its systems or the systems of its vendors or suppliers are not Year 2000 compliant, (v) the Company's expectation that it will be able to fund its Year 2000 program from cash from operations, (vi) management's belief that the Company is liquid and able to meet its obligations both on a short and long-term basis, (vii) the anticipation that revenue will be positively impacted by current currency exchange rates compared to 1998 and recent acquisitions, (viii) the planned acquisition of Big Planet and introduction of Pharmanex products into its Asian markets, (ix) management's belief that gross margins will improve, and (x) the Company's plan to implement forward contracts and other hedging strategies to manage foreign currency risks.

          Important factors and risks that might cause actual results to differ from those anticipated include, but are not limited to: (a) lower than expected revenue, revenue growth, cash flow from operations and gross margin improvement because of adverse economic, business or political conditions, increased competition, adverse publicity in the Company's markets, particularly Japan and Taiwan, or the Company's inability, for any reason, to open new markets, introduce new products, implement its marketing and local sourcing initiatives and other strategic plans as well as the potential negative effect of distributor actions such as decreased selling efforts or increased turnover; (b) variations in operating results including revenue, gross margin and earnings caused by renewed or sustained weakness of Asian economies, particularly Japan, and fluctuation in foreign currencies particularly the yen; (c) the risk that the Company's new business opportunities and new product offerings, including Pharmanex and Big Planet, will not gain market acceptance or meet the Company's expectations; (d) the inability to successfully complete the planned acquisition of Big Planet; (e) the Company's inability to favorably implement forward contracts and other hedging strategies to manage foreign currency risk; (f) difficulties in integrating the business of Pharmanex and Big Planet with the Company's operations; (g) delays in introducing Pharmanex and Big Planet products as a result of unanticipated problems and the significant laws and regulations applicable to nutritional supplements and the products and services offered by Big Planet, which could delay or prevent the Company from introducing certain of such products into its markets; (h) the inability of the Company to gain market acceptance of new products; (i) increased expenditures required to address the Year 2000 issue if the Company's technology requirements change or unforseen problems are discovered; (j) risks that the Company's and its vendors' plans to remedy Year 2000 issues may be inadequate which could result in disruptions of the Company's business; (k) increased government regulation of direct selling activities and products in existing and future markets such as the PRC's restrictions on direct selling; (l) management's inability to effectively manage the Company's growth;
(m) the risk that the Tenth Circuit Court of Appeals could overturn the recent federal district court ruling allowing the Company to sell Cholestin as a dietary supplement, which ruling has been appealed by the Food and Drug Administration; (n) risks inherent in the importation, regulation and sale of personal care and nutritional products in the Company's markets including product liability issues; (o) the Company's reliance on and the concentration of outside manufacturers; (p) taxation and transfer pricing issues, including the Company's inability to fully use its foreign tax credits; (q) seasonal and cyclical trends; and (r) unanticipated increases in the costs of supplies of products. For a more detailed discussion of risks and uncertainties related to the Company's business, please refer to the Company's Form 10-K for the year ended December 31, 1998, and any amendments thereto, and other documents filed by the Company with the Securities and Exchange Commission.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled "Currency Risk and Exchange Rate Information" in "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I and also in Note 7 to the Financial Statements contained in Item 1 of Part I.


                           PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to the Company's Annual Report on Form 10-K for information concerning the legal proceeding entitled Natalie Capone on behalf of Herself and All Others Similarly Situated v. Nu Skin Canada, Inc., Nu Skin International, Inc. Blake Roney, et. al.

          At the time of the Company's acquisition of Pharmanex, Inc. in the fourth quarter of 1998, Pharmanex was a party to an action entitled Pharmanex, Inc. v. Donna Shalala which was filed by Pharmanex with the United States District Court for the District of Utah, Central Division ("Court") in April 1997 after the Food and Drug Administration informed Pharmanex that it considered Pharmanex's product, Cholestin, to be a drug. The matter was held in abeyance pending an issuance of a final decision by the FDA. On May 20, 1998, the FDA issued a "Final Order" announcing the FDA's decision that it considers Cholestin to be a "drug" and a "new drug" rather than a dietary supplement. On June 1, 1998, Pharmanex filed an amended complaint requesting the Court to find that the FDA decision was contrary to the law. On February 16, 1999, the Court ruled that Cholestin was not a drug and could be legally sold as a dietary supplement. The FDA has since appealed to the Tenth Circuit Court of Appeals seeking to overturn the district court's decision. If the decision is overturned, the Company will not be able to sell Cholestin without FDA approval. If Cholestin is determined to be a drug requiring FDA approval, the Company's sales of Cholestin will decrease and the Company's business will be harmed.


ITEM 2.        CHANGES IN SECURITIES

          None.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.        OTHER INFORMATION

          None


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

                  Regulation S-K
                  Number                      Description
                  ------                      -----------

                  10.1 Credit Agreement dated May 8, 1998 by and among Nu Skin Enterprises, Inc, Nu Skin Japan Co. Ltd., the Lenders named therein and ABN AMRO Bank N.V., as agent for the Lenders. Incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

                  10.2     Amendment  No. 1 to Credit  Agreement  dated June 30,
                           1998

                  10.3     Amendment No. 2 to Credit  Agreement  dated  February
                           22, 1999

                  10.4 Form of Amendment No. 3 to Credit Agreement dated May 10, 1999

                  10.5 Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan

                  27.1     Financial  Data  Schedule - Three  Months Ended March
                           31, 1999

          (b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 1999:

              (i) Current Report on Form 8-K filed February 9, 1999 regarding the execution of a letter of intent to acquire its affiliate, Big Planet, Inc., and its private affiliates operating in North America.

              (ii)Current Report on Form 8-K filed March 23, 1999 regarding the termination of the license agreement with its private affiliate, Nu Skin USA, Inc., and the acquisition of selected assets of Nu Skin USA, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 1999.

                                           NU SKIN ENTERPRISES, INC.



                                           By:  /s/ Corey B. Lindley
                                                Corey B. Lindley
                                           Its: Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX




                  10.1 Credit Agreement dated May 8, 1998 by and among Nu Skin Enterprises, Inc, Nu Skin Japan Co. Ltd., the Lenders named therein and ABN AMRO Bank N.V., as agent for the Lenders. Incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 19998.

                  10.2     Amendment  No. 1 to Credit  Agreement  dated June 30,
                           1998

                  10.3     Amendment No. 2 to Credit  Agreement  dated  February
                           22, 1999

                  10.4 Form of Amendment No. 3 to Credit Agreement dated May 10, 1999

                  10.5 Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan

                  27.1     Financial  Data  Schedule - Three  Months Ended March
                           31, 1999