Form 10-Q
period 1999-06-30
NU SKIN ENTERPRISES INC
filed 1999-08-04
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q




(Mark One)
|X| QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

    As of July 15, 1999, 33,017,563 shares of the Company's Class A Common Stock, $.001 par value per share, and 54,606,905 shares of the Company's Class B Common Stock, $.001 par value per share, were outstanding.

                            NU SKIN ENTERPRISES, INC.

                1999 FORM 10-Q QUARTERLY REPORT - SECOND QUARTER

                                TABLE OF CONTENTS


                                                                            Page
Part I. Financial Information
     Item 1.   Financial Statements:
                  Consolidated Balance Sheets.................................2
                  Consolidated Statements of Income...........................3
                  Consolidated Statements of Cash Flows.......................4
                  Notes to Consolidated Financial Statements .................5
     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................11
     Item 3.   Quantitative and Qualitative Disclosures about Market Risk....17



Part II. Other Information
     Item 1.    Legal Proceedings............................................17
     Item 2.    Changes in Securities........................................17
     Item 3.    Defaults upon Senior Securities..............................17
     Item 4.    Submission of Matters to a Vote of Security Holders..........17
     Item 5.    Other Information............................................18
     Item 6.    Exhibits and Reports on Form 8-K.............................18
     Signatures .............................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
--------------------------------------------------------------------------------


                                                                             (Unaudited)
                                                                               June 30,        December 31,
                                                                                 1999              1998
                                                                            -------------      ------------
ASSETS
Current assets
      Cash and cash equivalents                                             $     146,793      $    188,827
      Accounts receivable                                                          14,552            13,777
      Related parties receivable                                                   29,079            22,255
      Inventories, net                                                             71,028            79,463
      Prepaid expenses and other                                                   64,626            50,475
                                                                            -------------      ------------
                                                                                  326,078           354,797

Property and equipment, net                                                        46,103            42,218
Other assets, net                                                                 213,910           209,418
                                                                            -------------      ------------
           Total assets                                                     $     586,091      $    606,433
                                                                            =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                      $      21,245      $     17,903
      Accrued expenses                                                            119,191           132,723
      Related parties payable                                                          --            25,029
      Current portion of long-term debt                                            52,323            14,545
                                                                            -------------      ------------
                                                                                  192,759           190,200

Long-term debt, less current portion                                               82,603           138,734
Other liabilities                                                                  22,857            22,857
                                                                            -------------      ------------

Commitments and contingencies

Stockholders' equity
      Preferred stock - 25,000,000 shares authorized, $.001 par value,
           no shares issued and outstanding                                            --                --
      Class A common stock - 500,000,000 shares authorized, $.001 par value, 33,025,265 and 33,709,251 shares issued and
           outstanding                                                                 33                34
      Class B common stock - 100,000,000 shares authorized, $.001
           par value, 54,606,905 shares issued and outstanding                         55                55
      Additional paid-in capital                                                  127,061           146,781
      Retained earnings                                                           210,907           158,064
      Deferred compensation                                                        (5,945)           (6,688)
      Accumulated other comprehensive income                                      (44,239)          (43,604)
                                                                            -------------      ------------
                                                                                  287,872           254,642
                                                                            -------------      ------------
           Total liabilities and stockholders' equity                       $     586,091      $    606,433
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

Nu Skin Enterprises, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)
--------------------------------------------------------------------------------




                                                        Three           Three             Six            Six
                                                     Months Ended    Months Ended    Months Ended    Months Ended
                                                       June 30,        June 30,         June 30,       June 30,
                                                         1999            1998            1999            1998
                                                     ------------    ------------    ------------    ------------
Revenue                                              $    211,286    $    209,051    $    445,037    $    436,914
Cost of sales                                              36,019          44,602          77,036          90,291
Cost of sales - amortization of inventory
      step-up (Note 2)                                        --           12,960             --           12,960
                                                     ------------    ------------    ------------    ------------

Gross profit                                              175,267         151,489         368,001         333,663
                                                     ------------    ------------    ------------    ------------

Operating expenses
      Distributor incentives                               81,640          75,271         169,289         158,398
      Selling, general and administrative                  61,220          46,630         119,225          94,701
                                                     ------------    ------------    ------------    ------------

Total operating expenses                                  142,860         121,901         288,514         253,099
                                                     ------------    ------------    ------------    ------------

Operating income                                           32,407          29,588          79,487          80,564
Other income (expense), net                                 1,980           5,309           3,844           7,494
                                                     ------------    ------------    ------------    ------------

Income before provision for income taxes
      and minority interest                                34,387          34,897          83,331          88,058
Provision for income taxes                                 12,379          12,912          30,488          29,317
Minority interest                                             --              --              --            3,081
                                                     ------------    ------------    ------------    ------------

Net income                                           $     22,008    $     21,985    $     52,843    $     55,660
                                                     ============    ============    ============    ============

Net income per share (Note 6):
      Basic                                          $        .25    $        .26    $        .60    $        .67
      Diluted                                        $        .25    $        .25    $        .60    $        .64
Weighted average common shares outstanding :
      Basic                                                87,158          83,842          87,466          82,928
      Diluted                                              88,425          87,303          88,750          86,812

Pro forma data:
      Income before pro forma provision for
           income taxes and minority interest                                                        $     88,058
      Pro forma provision for income taxes (Note 5)                                                        32,475
      Pro forma minority interest                                                                           1,947
                                                                                                     ------------
      Pro forma net income                                                                           $     53,636
                                                                                                     ============


Pro forma net income per share (Note 6):
      Basic                                                                                          $        .65
      Diluted                                                                                        $        .62



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
--------------------------------------------------------------------------------


                                                                        Six               Six
                                                                   Months Ended       Months Ended
                                                                      June 30,          June 30,
                                                                       1999               1998
                                                                   -------------      ------------
Cash flows from operating activities:
Net income                                                         $      52,843      $     55,660
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                          14,014             6,066
   Amortization of deferred compensation                                   1,393             1,889
   Amortization of inventory step-up                                          --            12,960
   Income applicable to minority interest                                     --             3,081
   Changes in operating assets and liabilities:
           Accounts receivable                                              (369)              882
           Related parties receivable                                     (6,824)            2,815
           Inventories, net                                                9,644            (2,484)
           Prepaid expenses and other                                    (13,953)          (10,048)
           Other assets                                                   (5,093)           (9,170)
           Accounts payable                                                3,342           (11,236)
           Accrued expenses                                              (21,512)          (15,988)
           Related parties payable                                           (29)           16,060
                                                                   -------------      ------------

   Net cash provided by operating activities                              33,456            50,487
                                                                   -------------      ------------

Cash flows from investing activities:
Purchase of property and equipment                                       (11,699)          (12,127)
Payments for lease deposits                                               (1,274)           (1,634)
Receipt of refundable lease deposits                                         161               786
                                                                   -------------      ------------

   Net cash used in investing activities                                 (12,812)          (12,975)
                                                                   -------------      ------------

Cash flows from financing activities:
Repurchase of shares of common stock                                     (15,541)               --
Exercise of distributor and employee stock options                         2,264                --
Termination of Nu Skin USA license fee                                   (10,000)               --
Payment to stockholders under the NSI Acquisition (Note 2)               (25,000)               --
Payments on long-term debt                                               (14,545)          (41,634)
Proceeds from long-term debt                                                  --           181,538
Payment to stockholders for notes payable                                     --          (180,000)
                                                                   -------------      ------------

   Net cash used in financing activities                                 (62,822)          (40,096)
                                                                   -------------      ------------

Effect of exchange rate changes on cash                                      144           (15,490)
                                                                   -------------      ------------

   Net decrease in cash and cash equivalents                             (42,034)          (18,074)

Cash and cash equivalents, beginning of period                           188,827           174,300
                                                                   -------------      ------------

Cash and cash equivalents, end of period                           $     146,793      $    156,226
                                                                   =============      ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.         THE COMPANY

        Nu Skin Enterprises, Inc. (the "Company"), is a network marketing company involved in the distribution and sale of premium quality, innovative personal care and nutritional products. The Company distributes Nu Skin brand products in markets throughout the world. The Company's operations throughout the world are divided into three segments: North Asia, which consists of Japan and South Korea; Southeast Asia, which consists of Taiwan, Thailand, Hong Kong (including Macau), the Philippines, Australia, and New Zealand; and Other Markets, which consists of the United Kingdom, Austria, Belgium, Denmark, France, Germany, Iceland, Italy, Ireland, Poland, Portugal, Spain, Sweden, the Netherlands, Brazil, Canada, Mexico, Guatemala and the United States (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries").

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

        In February 1999, the Company announced its intent to acquire Big Planet, Inc. ("Big Planet"), an Internet-based company that offers Internet connectivity, e-commerce, telecommunications and other technology products and services to consumers in North America. As discussed in Note 12, this acquisition was completed following the end of the second quarter. As discussed in Note 4, in March 1999, Nu Skin International, a subsidiary of the Company, terminated its distribution license and various other license agreements and other intercompany agreements with Nu Skin USA, Inc. (Nu Skin USA"). Also, in March 1999, through a newly formed wholly-owned subsidiary, the Company acquired selected assets of Nu Skin USA. In May 1999, the Company acquired Nu Skin Canada, Inc., Nu Skin Mexico, Inc. and Nu Skin Guatemala, Inc. (collectively, the "North American Affiliates").

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 1999 and December 31, 1998 and for the three and six-month periods ended June 30, 1999 and 1998. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.         ACQUISITION OF NU SKIN INTERNATIONAL, INC. AND CERTAIN AFFILIATES

        On March 26, 1998, the Company completed the acquisition (the "NSI Acquisition") of the capital stock of Nu Skin International, Inc. ("NSI"), NSI affiliates operating in Europe, Australia and New Zealand and certain other NSI affiliates (the "Acquired Entities") for $70.0 million in preferred stock and long-term notes payable to the stockholders of the Acquired Entities (the "NSI Stockholders") totaling approximately $6.2 million. In addition, contingent upon NSI and the Company meeting specific earnings growth targets, the Company may pay up to $25.0 million in cash per year over a four-year period to the NSI Stockholders. A payment of $25.0 million was paid on April 1, 1999 to

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


        the NSI Stockholders based on NSI and the Company meeting specific earnings growth targets for the year ended December 31, 1998. Also, as part of the NSI Acquisition, the Company assumed approximately $171.3 million in S Distribution Notes and incurred acquisition costs totaling $3.0 million. The net assets acquired totaling $90.4 million include net deferred tax liabilities totaling $7.4 million recorded upon the conversion of the Acquired Entities from S to C corporations. All contingent consideration paid will be accounted for as an adjustment to the purchase price and allocated to the Acquired Entities' assets and liabilities.

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

        For the portion of the NSI Acquisition accounted for by the purchase method of accounting, the Company recorded inventory step-up of $21.6 million and intangible assets of $34.8 million. During 1998, the inventory step-up was fully amortized. For the three and six-month periods ended June 30, 1999, the Company recorded amortization of intangible assets relating to the NSI Acquisition of $0.6 million and $1.3 million, respectively, and for the three and six-month periods ended June 30, 1998, the Company recorded amortization of $0.5 million for those same intangible assets.

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

        The Pharmanex Acquisition was accounted for by the purchase method of accounting. The Company recorded inventory step-up of $3.7 million and intangible assets of $92.4 million. In addition, the Company allocated $13.6 million to purchased in-process research and development based on a discounted cash-flow method reflecting the stage of completion of the related projects. During 1998, the in-process research and development amount was fully written off. For the three

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


        and six-month periods ended June 30, 1999, the Company recorded amortization of intangible assets relating to the Pharmanex Acquisition of $1.7 million and $3.5 million and amortization of inventory step-up relating to the Pharmanex Acquisition of $0.9 million and $1.9 million, respectively.

        Pro forma results as if the Pharmanex Acquisition had occurred at January 1, 1998 have not been presented because the results are not considered material.

4.         ACQUISITION OF CERTAIN ASSETS OF NU SKIN USA, INC.

        On March 8, 1999, NSI terminated its distribution license and various other license agreements and other intercompany agreements with Nu Skin USA, Inc. and paid Nu Skin USA a $10.0 million termination fee. Also, on that same date, through a newly formed wholly-owned subsidiary, the Company acquired selected assets of Nu Skin USA, including approximately 620,000 shares of Class A Common Stock of the Company, for $8.7 million and the assumption of approximately $8.0 million of Nu Skin USA liabilities.

        The acquisition of the selected assets and assumption of liabilities and the termination of these agreements has been recorded for the consideration paid, except for the portion of Nu Skin USA which is under common control of a group of stockholders, which portion has been recorded at predecessor basis.

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

        At June 30, 1999 and December 31, 1998, the Company held foreign currency forward contracts with notional amounts totaling approximately $39.9 million and $46.3 million, respectively, to hedge foreign currency items. These contracts do not qualify as hedging transactions and, accordingly, have been marked to market. The net gains on foreign currency forward contracts were $0.1 million and $1.5 million for the three-month periods ended June 30, 1999 and 1998, respectively, and were $2.6 million and $3.4 million for the six-month periods ended June 30, 1999

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


        and 1998, respectively. These contracts at June 30, 1999 have maturities through December 1999.

8.8        REPURCHASE OF COMMON STOCK

        During the three and six-month periods ended June 30, 1999, the Company repurchased approximately 220,000 and 1,002,000 shares, respectively, of Class A common stock from Nu Skin USA as described in Note 4, open market repurchases and certain stockholders for approximately $3.7 million and $15.5 million, respectively.

9.         COMPREHENSIVE INCOME

        The components of comprehensive income, net of related tax, for the three and six-month periods ended June 30, 1999 and 1998, were as follows (in thousands):


                                                     Three           Three            Six             Six
                                                 Months Ended    Months Ended     Months Ended   Months Ended
                                                 June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                 -------------   -------------   -------------   -------------
Net income                                       $      22,008    $     21,985   $      52,843   $      55,660

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                 61          (9,114)           (635)        (13,567)
                                                 -------------   -------------   -------------   -------------

Comprehensive income                             $      22,069   $      12,871   $      52,208   $      42,093
                                                 =============   =============   =============   =============


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


                             Three            Three             Six              Six
                          Months Ended     Months Ended     Months Ended     Months Ended
                          June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                          -------------    -------------    -------------    -------------
Revenue

North Asia                $     143,356    $     147,952    $     316,404    $     305,025
Southeast Asia                   69,980           77,645          137,761          162,466
Other Markets                    82,582           74,470          149,983          146,457
Eliminations                    (84,632)         (91,016)        (159,111)        (177,034)
                          -------------    -------------    -------------    -------------
     Totals               $     211,286    $     209,051    $     445,037    $     436,914
                          =============    =============    =============    =============


Operating Income

North Asia                $      22,516    $      27,744    $      50,636    $      60,786
Southeast Asia                    7,329            3,548           16,061           10,474
Other Markets                     1,123              446            5,494            1,778
Eliminations                      1,439           (2,150)           7,296            7,526
                          -------------    -------------    -------------    -------------
     Totals               $      32,407    $      29,588    $      79,487    $      80,564
                          =============    =============    =============    =============

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



                                        As of            As of
                                       June 30,       December 31,
                                         1999             1998
                                    -------------    -------------
Total Assets

North Asia                          $     103,579    $     167,867
Southeast Asia                            118,223          110,518
Other Markets                             468,048          500,299
Eliminations                             (103,759)        (172,251)
                                    -------------    -------------
     Totals                         $     586,091    $     606,433
                                    =============    =============

        Information as to the Company's operation in different geographical areas is set forth below (in thousands):

        Revenue
        Revenue from the Company's operations in Japan totaled $139,232 and $145,386 for the three-month periods ended June 30, 1999 and 1998, respectively, and totaled $308,862 and $299,959 for the six-month periods ended June 30, 1999 and 1998, respectively. Revenue from the Company's operations in Taiwan totaled $25,918 and $29,050 for the three-month periods ended June 30, 1999 and 1998, respectively, and totaled $53,925 and $63,587 for the six-month periods ended June 30, 1999 and 1998, respectively. Revenue from the Company's operations in the United States (which includes intercompany revenue) totaled $77,374 and $71,577 for the three-month periods ended June 30, 1999 and 1998, respectively, and totaled $140,517 and $140,721 for the six-month periods ended June 30, 1999 and 1998, respectively.

        Long-lived assets
        Long-lived assets in Japan were $26,454 and $20,242 as of June 30, 1999 and December 31, 1998, respectively. Long-lived assets in Taiwan were $2,476 and $2,466 as of June 30, 1999 and December 31, 1998,
        respectively. Long-lived assets in the United States were $213,611 and $213,856 as of June 30, 1999 and December 31, 1998, respectively.

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

12.     SUBSEQUENT EVENTS

        On July 13, 1999, the Company completed the acquisition of Big Planet for approximately $37.0 million. The acquisition of Big Planet is expected to be accounted for by the purchase method of accounting.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 compared to 1998

        Revenue increased 1.1% and 1.9% to $211.3 million and $445.0 million from $209.1 million and $436.9 million for the three and six-month periods ended June 30, 1999, compared with the same periods in 1998.

        Revenue in North Asia, which consists of Japan and South Korea, decreased 3.1% to $143.3 million for the three-month period ended June 30, 1999, from $148.0 million for the same period in 1998. This decrease was primarily due to the revenue decrease in Japan of 4.2% for the three-month period ended June 30, 1999, compared with the same period in 1998. Revenue in North Asia for the six-month period ended June 30, 1999 increased 3.7% to $316.4 million from $305.0 million for the same period in 1998. This increase was due to the 9.7% increase in revenue in Japan for the first quarter of 1999 compared to the same period of 1998 which was largely due to a stronger Japanese yen during the period, and offset by the decrease in revenue in Japan during the second quarter of 1999. During the second quarter the Company experienced a 15.0% decrease in local currency revenue in Japan from the second quarter of the prior year. This decrease was somewhat offset by an 11.0% increase in the strength of the Japanese Yen during the same period. The local currency decline in revenue in
Japan is largely due to delays in marketing several Pharmanex nutritional supplements, along with other challenges which included among other things, distributor uncertainty related to the global implementation of a new divisional business model with an enhanced compensation plan in connection with the integration of Pharmanex and Big Planet, and issues concerning the Company's compensation plan requirements, which became increasingly difficult for distributors to reach as consumer confidence continued to lag. Revenue in South Korea during the three and six-month periods ended June 30, 1999 increased 60.7% and 48.9%, respectively, compared to the same period in 1998 as a result of both a strengthening of the South Korean won and a 37.3% and 30.3% increase in local currency growth for the same periods following several quarters of extensive educational training programs and the launch of new nutritional products in that market.

        Revenue in Southeast Asia, which consists of Taiwan, Thailand, Hong Kong (including Macau), the Philippines, Australia and New Zealand, totaled $34.8 million and $71.9 million for the three and six-month periods ended June 30, 1999, a decrease of 11.8% and 16.0% from revenue of $39.5 million and $85.6 million for the same periods in 1998, respectively. This decrease in revenue resulted primarily from a decline of 10.8% and 15.2% in revenue in Taiwan for the three and six-month periods ended June 30, 1999, compared to the same periods in 1998, respectively. The Company's operations in Taiwan have continued to suffer the impact of increased competition and the temporary ban on direct selling in the People's Republic of China (the "PRC"), where many Taiwanese distributors hoped to expand their businesses. In addition, the Company's operations in Thailand and Hong Kong have been impacted negatively by the region's economic recession. Revenue in the Philippines increased 24.5 % over the second quarter of 1998 and revenue in Australia and New Zealand remained constant with prior year second quarter revenue.

        Revenue in the Company's other markets, which include the United Kingdom, Germany, Iceland, Italy, the Netherlands, France, Belgium, Spain, Portugal, Ireland, Austria, Poland, Denmark, Sweden, Brazil, Canada, Mexico, Guatemala and the United States, increased 53.2% and 22.6% to $33.1 million and $56.8 million for the three and six-month periods ended June 30, 1999, compared to $21.6 million and $46.3 million for the same periods in 1998, respectively. This increase in revenue was primarily due to the additional revenue stream from sales in the United States resulting from the termination of the Company's license agreement with Nu Skin USA, which occurred in March 1999.

        Gross profit as a percentage of revenue was 83.0% and 82.7% for the three and six-month periods ended June 30, 1999, compared to 72.5% and 76.4% for the same periods in 1998. The increase in the gross profit as a percentage of revenue for the three and six-month periods ended June 30, 1999 resulted from the strengthening of the Japanese yen and other Asian currencies relative to the U.S. dollar, higher margin sales to distributors in the United States following the termination of the Company's license agreement with Nu Skin USA, local manufacturing efforts and reduced duty rates. In addition, in the second quarter of 1998, the Company recorded amortization of inventory step-up related to the NSI Acquisition of $13.0 million, which did not recur in 1999. The Company purchases a significant majority of goods in U.S. dollars and recognizes revenue in local currency and is consequently subjected to exchange rate risks in its gross margins.

        Distributor incentives as a percentage of revenue increased to 38.6% and 38.0% for the three and six-month periods ended June 30, 1999 from 36.0% and 36.3% for the same periods in 1998. The primary reason for this increase in 1999 was due to the Company beginning to sell products to distributors in the United States and paying the requisite commissions related to those sales.

        Selling, general and administrative expenses as a percentage of revenue increased to 29.0% and 26.8% for the three and six-month periods ended June 30, 1999 from 22.3% and 21.7% for the same periods in 1998. In dollar terms, selling, general and administrative expenses increased to $61.2 million and $119.2 million for the three and six-month periods ended June 30, 1999 from $46.6 million and $94.7 million for the same periods in 1998. This increase as a percentage of revenue and in dollar terms was due to stronger foreign currencies in 1999 which resulted in higher expenses in foreign markets, additional overhead expenses relating to the operations in the United States and an additional $7.1 million during the first six months of 1999 in amortization resulting from the Company's acquisitions of NSI and Pharmanex.

        Operating income increased 9.5% to $32.4 million for the three-month period ended June 30, 1999 from $29.6 million for the same period in 1998 and operating margin increased to 15.3% from 14.2% for the same periods. Operating income decreased 1.3% to $79.5 million for the six-month period ended June 30, 1999 from $80.6 million for the same period in 1998 and operating margin decreased to 17.9% from 18.4% for the same periods. In general, operating income and margins have declined due to the increases in distributor incentives and selling, general and administrative expenses resulting from the NSI Acquisition and termination of the Company's license agreement with Nu Skin USA more than offsetting better gross margins. The increase in operating income and margin for the three-month period ended June 30, 1999 was due primarily to the $13.0 million amortization of inventory step-up charge in the second quarter of 1998, which did not recur in 1999.

        Other income decreased 62.7% and 48.7% to $2.0 million and $3.8 million for the three and six-month periods ended June 30, 1999 from $5.3 million and $7.5 million for the same periods in 1998, respectively. This decrease was primarily due to the strong hedging gains recorded in the second quarter of 1998 from forward contracts and intercompany loans resulting from a weakened Japanese yen in relation to the U.S. dollar.

        Provision for income taxes decreased 4.1% to $12.4 million for the three-month period ended June 30, 1999 from $12.9 million for the same period in 1998. This decrease is due to the reduced effective tax rate from 37.0% in the second quarter of 1998 to 36.0% in the second quarter of 1999. Provision for income taxes increased 4.0% to $30.5 million for the six-month period ended June 30, 1999 from $29.3 million for the same period in 1998. This increase is due to the lower tax rate in the first quarter of 1998 resulting from NSI and its affiliates being taxed as S corporations rather than as C corporations during the first quarter of 1998. The pro forma provision for income taxes presents income taxes as if NSI and its affiliates had been taxed as C corporations rather than as S corporations for the three-month period ended March 31, 1998.

        Minority interest represents the ownership interest of NSI held by individuals who are not immediate family members. The minority interest was purchased as part of the NSI Acquisition on March 26, 1998.

        Net income remained constant at $22.0 million for the three-month periods ended June 30, 1999 and 1998 and net income as a percentage of revenue remained nearly constant at 10.4% and 10.5% for the same periods. Net income decreased 5.1% to $52.8 million for the six-month period ended June 30, 1999 from $55.7 million for the same period in 1998 and net income as a percentage of revenue decreased to 11.9% from 12.7% for the same periods. Net income remained constant for the three-month periods ended June 30, 1999 and 1998 due to the improved gross margins that were offset by increased selling, general and administrative expenses and reduced other income. Net income decreased for the six-month period ended June 30, 1999 compared to the same period in 1998 due to the same factors as the three-month periods and the minority interest from the NSI Acquisition recorded in the first quarter of 1998.

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

        The Company generates significant cash flow from operations due to favorable gross margins and minimal capital requirements. Additionally, the Company does not generally extend credit to distributors but requires payment prior to shipping products. This process eliminates the need for significant accounts receivable from distributors. During the first quarter of each year, the Company pays significant accrued income taxes in many foreign jurisdictions including Japan. These large cash payments somewhat offset the significant cash generated in the first quarter. During the six-month period ended June 30, 1999, the Company generated $33.5 million from operations compared to $50.5 million generated during the six-month period ended June 30, 1998. This decrease in cash generated from operations primarily related to reduced net income in 1999 compared to 1998, excluding amortization from the NSI and Pharmanex acquisitions.

        As of June 30, 1999, working capital was $133.3 million compared to $164.6 million as of December 31, 1998. This decrease is primarily due to the increase at June 30, 1999 in the current portion of long-term debt. Cash and cash equivalents at June 30, 1999 and December 31, 1998 were $146.8 million and $188.8 million, respectively.

        Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $11.7 million for the six-month period ended June 30, 1999. In addition, the Company anticipates additional capital expenditures in 1999 of approximately $20.0 million to further enhance its infrastructure, including enhancements to computer systems and software and call-center facilities in order to accommodate anticipated future growth.

        In March 1998, the Company completed the NSI Acquisition. Pursuant to the terms of the NSI Acquisition, NSI and the Company met earnings growth targets in 1998 resulting in a contingent payment payable to the NSI stockholders of $25.0 million as of December 31, 1998. Contingent upon NSI and the Company meeting earnings growth targets over the next three years, the Company may pay up to $25.0 million in cash in each of the next three years to the NSI stockholders. The contingent consideration of $25.0 million earned in 1998 was paid in the second quarter of 1999 and has been accounted for as an adjustment to the purchase price and allocated to the assets and liabilities of NSI and its previously private affiliates. Any additional contingent consideration paid over the next three years, if any, will be accounted for in a similar manner.

        In May 1998, the Company and its Japanese subsidiary Nu Skin Japan entered into a $180.0 million credit facility with a syndicate of financial institutions for which ABN-AMRO, N.V. acted as agent. This credit facility was used to satisfy liabilities which were assumed as part of the NSI Acquisition. The Company borrowed $110.0 million and Nu Skin Japan borrowed the Japanese yen equivalent of $70.0 million denominated in local currency. Payments totaling $41.6 million were made during the second quarter of 1998 and payments totaling $14.5 million were made during the first quarter of 1999 relating to the $180.0 million credit facility. As of June 30, 1999, the balance relating to the $180.0 million credit facility totaled $134.9 million of which approximately $52.3 million is due in 2000 and approximately $82.6 million will be due in 2001. The U.S. portion of the credit facility bears interest at either a base rate as specified in the credit facility plus an applicable margin or the London Inter-Bank Offer Rate plus an applicable margin, in the borrower's discretion. The Japanese portion of the credit facility bears interest at the applicable Tokyo Inter-Bank Offer Rate plus an applicable margin. The maturity date for the credit facility is three years from the borrowing date, with a possible extension of the maturity date upon approval of the lenders. The credit facility provides that the amounts borrowed are to be used for general corporate purposes. The Company is currently in compliance with all financial and other covenants under the credit facility. During 1998, the Company entered into a $10.0 million revolving credit agreement with ABN-AMRO, N.V. which was extended for an additional year in May 1999. Advances are available under the agreement through May 18, 2000 with a possible extension upon approval of the lender. There were no outstanding balances under this credit facility at June 30, 1999.

        During 1998, the board of directors authorized the Company to repurchase up to $20.0 million of the Company's outstanding shares of Class A common stock. As of June 30, 1999, the Company had repurchased 1,298,354 shares for an aggregate price of approximately $17.3 million. In addition, in March 1999, the board of directors separately authorized and the Company completed the purchase of approximately 700,000 shares of the Company's Class A common stock from Nu Skin USA and certain stockholders for approximately $10.0 million as part of the asset purchase agreement.

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

         In March 1999, NSI terminated its distribution license and various other license agreements and other intercompany agreements with Nu Skin USA and paid Nu Skin USA a $10.0 million termination fee. The Company also, through a newly formed wholly-owned subsidiary, acquired selected assets of Nu Skin USA and assumed approximately $8.0 million of Nu Skin USA's liabilities in March 1999. In May 1999, the Company completed the acquisition of its private affiliates Nu Skin Canada, Nu Skin Mexico and Nu Skin Guatemala for approximately $2.0 million in cash (inclusive of cash distributed by the acquired entities prior to closing) and assumed net liabilities of up to $4.0 million.

        In July 1999, the Company completed the acquisition of its affiliate Big Planet for an aggregate of approximately $37.0 million, of which approximately $14.5 million is payable in the form of a promissory note and approximately $22.5 million is payable in cash. In addition, the Company loaned Big Planet approximately $9.4 million to fund Big Planet operations through the closing of the acquisition. Big Planet incurred operating losses of approximately $22.0 million in 1998 and the Company anticipates Big Planet will continue to incur operating losses in the foreseeable future.

        The Company had related party payables of $25.0 million at December 31, 1998. The Company had no related party payables at June 30, 1999. In addition, the Company had related party receivables of $29.1 million and $22.3 million at June 30, 1999 and December 31, 1998, respectively. Related party balances outstanding in excess of 60 days bear interest at a rate of 2% above the U.S. prime rate. As of June 30, 1999, no material related party payables or receivables had been outstanding for more than 60 days.

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

        To date, the Company has completed a broad scope assessment and audit of its information technology systems and non-information technology systems to identify and prioritize potential Year 2000 issues. The Company is nearing completion of a micro-based assessment designed to identify specific Year 2000 issues at the hardware, software and processing levels. Through this process, the Company has identified potential Year 2000 issues in its information systems, and is in the process of addressing these issues through upgrades and other remediation. The Company has completed the micro-based assessment and remediation of substantially all of its significant in-house corporate systems and is in the process of performing integration tests of the remediated systems. The Company recently completed the testing of its most significant in-house system and expects to complete the integration testing of its other systems by the beginning of the fourth quarter. The Company is also continuing its micro-based assessment and remediation of systems in its foreign offices and of its desktop applications and computers. The Company is in the process of evaluating the Year 2000 readiness of recently-acquired Big Planet, Inc. and the actions taken to date by Big Planet to assess and remediate any Year 2000 issues. The Company currently estimates that the cost of all upgrades related to Year 2000 issues, including scheduled upgrades intended primarily to increase efficiencies within the Company and also address Year 2000 issues, is anticipated to be approximately $8.0 million through the remainder of 1999, which the Company anticipates will be funded by cash from operations. To date, the Company has spent approximately $5.0 million.

Through the remainder of 1999, the Company will continue to run broad scope tests of its in-house systems to confirm that the Company has adequately identified and addressed all Year 2000 issues and continue its work on the systems of the Company's foreign offices and Big Planet.

        As part of the Year 2000 plan, the Company is also assessing and monitoring its vendors and suppliers and other third parties for Year 2000 readiness. The committee has sent questionnaires to these third parties seeking their assessment and evaluation of their own Year 2000 readiness and has received responses back from a substantial majority of these third parties. Members of the committee have also visited in person the Company's key vendors and suppliers to assess the Year 2000 readiness of such suppliers and vendors and to share Year 2000 information and plans for contingencies. The Company will continue the follow-up with third party vendors throughout the remainder of 1999.

        Based on the Company's evaluation of the Year 2000 issues affecting the Company, management believes that Year 2000 readiness of the Company's vendors and suppliers and related contingency plans, which is beyond the Company's control, is currently the most significant area of risk, particularly in its foreign markets. Management does not believe it is possible at this time to quantify or estimate the most reasonable worst case Year 2000 scenario. However, the Company has begun to formulate contingency plans to limit, to the extent possible, interruption of the Company's operations arising from the failure of third parties to be Year 2000 compliant as the Company moves forward in the implementation of its Year 2000 plan. The Company will continue to work with third parties as indicated above to further evaluate and quantify this risk and will continue the development of contingency plans throughout the remainder of 1999 as this process moves forward. There can be no assurance, however, that the Company will be able to successfully identify and remedy all Year 2000 issues or develop contingency plans for all Year 2000 issues that could, directly or indirectly, harm its operations, some of which are beyond the Company's control. In particular, the Company cannot predict or evaluate domestic and foreign governments' and utility companies' preparation for the Year 2000 or the readiness of other third parties (domestic and foreign) that do not have relationships with the Company, and the resulting impact that the failure of such parties to be Year 2000 compliant may have on the economy in general and on its business.

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

        The Company's foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of June 30, 1999, the primary currency for which the Company had net underlying foreign currency exchange rate exposure was the Japanese yen. Based on the Company's foreign exchange contracts at June 30, 1999 as discussed in Note 7 of the notes to the Consolidated Financial Statements, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not result in significant other income or expense recorded in the Consolidated Statements of Income.

Outlook

        Management believes that the acquisitions of Pharmanex, Big Planet and Nu Skin operations in the United States should positively impact the Company's long-term revenue and earnings growth rates. However, over the next few quarters, management believes that while modest sequential revenue increases are possible, earnings will be relatively constant on a sequential basis. Management currently anticipates gross margins to stabilize on a sequential basis during the remainder of 1999 as the Company continues selling products directly to U.S. distributors rather than recognizing lower margin intercompany revenue, as well as continued local manufacturing efforts and the resulting reduced duty rates. Management also anticipates that distributor incentives as a percentage of revenue will continue to be higher in 1999 due to paying commissions to U.S. based distributors. Selling, general and administrative expenses will generally be higher throughout 1999 as compared to 1998 due to increased amortization of intangible assets acquired in the acquisitions of Pharmanex and NSI, as well as stronger foreign currencies. In addition, overhead related to the acquired U.S. operations as well as Big Planet will increase the Company's selling, general and administrative expenses.

The foregoing outlook section contains forward-looking statements that represent the Company's current expectations or beliefs concerning future operating results. These forward-looking statements are subject to risks and uncertainties that could cause outcomes to be different from those currently anticipated including those risks identified below under the heading "Note Regarding Forward-looking Statements."

Note Regarding Forward-Looking Statements

         Certain statements made above, in particular in the Liquidity and Capital Resources section, the Year 2000 section, the Outlook section and Note 12 to the Consolidated Financial Statements included herein, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, when used in this report, the words or phrases, "will likely result," "expects," "anticipates," "will" "intends," "plans," "believes," "the Company [or management] believes," and similar expressions are intended to identify forward looking statements. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks described in this filing relate to, among other things, (i) the Company's expectation that it will be able to rely entirely on cash flow from operations to fund its business objectives without incurring long-term debt to unrelated third parties, (ii) the Company's expectations concerning its ability to identify and remediate or address any Year 2000 related issues, including with third parties, as more fully described under the Year 2000 section above, (iii) the Company's expectation concerning its ability to develop viable contingency or back up plans in the event any of its systems or the systems of its vendors or suppliers are not Year 2000 compliant, (iv) the Company's expectation that it will be able to fund its Year 2000 program from cash from operations, (v) management's belief that the Company is liquid and able to meet its obligations both on a short and long-term basis, (vi) the anticipation that long term revenue and earnings will be positively impacted by recent acquisitions, (vii) management's belief that earnings will remain relatively constant on a sequential basis during the next few quarters, (viii) management's anticipation that gross margins will stabilize and that distributor incentives, selling, general and administrative expenses will generally be higher , and (ix) the Company's plan to implement forward contracts and other hedging strategies to manage foreign currency risks.

         Important factors and risks that might cause actual results to differ from those anticipated include, but are not limited to: (a) lower than expected revenue, revenue growth, earnings, cash flow from operations and gross margins because of adverse economic, business or political conditions, increased competition, adverse publicity in the Company's markets, particularly Japan and Taiwan, or the Company's inability, for any reason, to open new markets, introduce new products, implement its marketing and local sourcing initiatives and other strategic plans as well as the potential negative effect of distributor actions such as decreased selling efforts or increased turnover; (b) continued difficulties in integrating the business of Pharmanex and Big Planet with the Company's operations and the related shift to product-based divisions,
(c) variations in operating results including revenue, gross margin and earnings caused by renewed or sustained weakness of Asian economies, particularly Japan, fluctuation in foreign currencies particularly the yen, and any reductions in number or productivity of distributors; (d) the risk that the Company's new business opportunities and new product offerings, including Pharmanex and Big Planet, will not gain market acceptance or meet the Company's expectations; (e) the Company's inability to favorably implement forward contracts and other hedging strategies to manage foreign currency risk; (f) delays in introducing Pharmanex and Big Planet products as a result of unanticipated problems and the significant laws and regulations applicable to nutritional supplements and the products and services offered by Big Planet, which could delay or prevent the Company from introducing certain of such products into its markets; (g) the inability of the Company to gain market acceptance of new products; (h) increased expenditures required to address the Year 2000 issue if the Company's technology requirements change or unforseen problems are discovered; (i) risks that the Company's and its vendors' plans to remedy Year 2000 issues may be inadequate which could result in disruptions of the Company's business; (j) increased government regulation of direct selling activities and products in existing and future markets such as the PRC's restrictions on direct selling; (k) management's inability to effectively manage the Company's growth; (l) the risk that the Tenth Circuit Court of Appeals could overturn the recent federal district court ruling allowing the Company to sell Cholestin as a dietary supplement, which ruling has been appealed by the Food and Drug Administration; (m) risks inherent in the importation, regulation and sale of personal care and nutritional products in the Company's markets including product liability issues; (n) the Company's reliance on and the concentration of outside manufacturers; (o) taxation and transfer pricing issues, including the Company's inability to fully use its foreign tax credits; and (p) unanticipated increases in the costs of supplies of products and overhead expenses. For a more detailed discussion of risks and uncertainties related to the Company's business, please refer to the Company's Form 10-K for the year ended December 31, 1998, and any amendments thereto, the Company's most recent Registration Statement on Form S-3 and other documents filed by the Company with the Securities and Exchange Commission.

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


                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

        Reference is made to the Company's Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for information concerning the legal proceedings. There have been no material developments in these proceedings since the date of the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

ITEM 2.      CHANGES IN SECURITIES

         None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on May 4, 1999. At the Annual Meeting, Blake M. Roney, Steven J. Lund, Sandra N. Tillotson, Keith
R. Halls, Brooke B. Roney, Max L. Pinegar, E.J. "Jake" Garn, Paula Hawkins and Daniel W. Campbell were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors are duly elected. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management's director nominees. The following chart reflects the vote tabulation with respect to each director nominee. The figures reported reflect votes cast by holders of the Company's Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock entitles its holder to one vote, and each share of Class B Common Stock entitles its holder to ten votes.

Name of Director Nominee                  Votes For             Votes Withheld
--------------------------               -----------            --------------
Blake M. Roney                           494,304,673                 46,898
Steven J. Lund                           494,304,673                 46,898
Sandra N. Tillotson                      494,304,673                 46,898
Keith R. Halls                           494,304,673                 46,898
Brooke B. Roney                          494,304,673                 46,898
Max L. Pinegar                           493,104,673              1,246,898
E.J. "Jake" Garn                         494,304,673                 46,898
Paula Hawkins                            494,304,673                 46,898
Daniel W. Campbell                       494,304,673                 46,898

        The stockholders also approved the Company's Second Amended and Restated 1996 Stock Incentive Plan with 475,477,489 votes voted in favor of the amendment, 1,850,242 votes cast against, 13,133,968 abstentions and 3,889,872 broker non-votes. The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants, with 491,1138,548 votes being cast for, 9,504 votes being cast against, as well as 3,228,519 abstentions.

ITEM 5.         OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
                Regulation S-K
                Number                       Description

                2.1 Agreement and Plan of Merger and Reorganization dated May 3, 1999 between and among Nu Skin Enterprises, Inc., Big Planet Holdings, Inc., Big Planet, Inc., Nu Skin USA, Inc., Richard W. King, Kevin V. Doman and Nathan W. Ricks. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 28,
                        1999).

                2.2 First Amendment to Agreement and Plan of Merger and Reorganization dated July 2, 1999 between and among Nu Skin Enterprises, Inc., Big Planet Holdings, Inc., Big Planet, Inc., Maple Hills Investment, Inc. (formerly Nu Skin USA, Inc.), Richard W. King, Kevin V. Doman and Nathan W. Ricks. (Incorporated by reference to Exhibit
                        2.2 to the Company's Current Report on Form 8-K filed on July 28, 1999).

                10.1    Note and Pledge Agreement with William McGlashan Jr.

                10.2    Employment   Agreement  between  Pharmanex  and  William
                        McGlashan Jr.

                10.3 Agreement and Plan of Merger dated as of May 3, 1999 by and among Nu Skin Enterprises, Inc., NSC Sub, Inc., NSG Sub, Inc., NSM Sub, Inc., NFB Sub, Inc., Nu Skin Canada, Inc., Nu Skin Guatemala, Inc., Nu Skin Guatemala, S.A., Nu Skin Mexico, Inc., Nu Skin Mexico, S.A. de C.V., Nu
                        Family Benefits Insurance Brokerage, Inc. and certain stockholders. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 25, 1999).

                10.4 First Amendment to Indemnification Limitation Agreement dated as of May 3, 1999 between Nu Skin Enterprises, Inc., Nu Skin USA, Inc., and the Stockholders of the acquired entities identified therein (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8- K filed on July 28, 1999).

                27.1    Financial Data Schedule - Six Months Ended June 30, 1999

         (b) Reports on Form 8-K. The Company filed an Amendment No. 1 to a Current Report on Form 8-K/A dated April 16, 1999 to amend an earlier Current Report on Form 8-K related to the acquisition of Generation Health Holdings, Inc. in October 1998. The Company also filed a Current Report on Form 8-K on June 25, 1999 reporting the acquisition of the North American Affiliates.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of August, 1999.

                                   NU SKIN ENTERPRISES, INC.



                                   By:     /s/ Corey B. Lindley
                                           Corey B. Lindley
                                   Its:    Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)

EXHIBIT INDEX




                2.1 Agreement and Plan of Merger and Reorganization dated May 3, 1999 between and among Nu Skin Enterprises, Inc., Big Planet Holdings, Inc., Big Planet, Inc., Nu Skin USA, Inc., Richard W. King, Kevin V. Doman and Nathan W. Ricks. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 28,
                        1999).

                2.2 First Amendment to Agreement and Plan of Merger and Reorganization dated July 2, 1999 between and among Nu Skin Enterprises, Inc., Big Planet Holdings, Inc., Big Planet, Inc., Maple Hills Investment, Inc. (formerly Nu Skin USA, Inc.), Richard W. King, Kevin V. Doman and Nathan W. Ricks. (Incorporated by reference to Exhibit
                        2.2 to the Company's Current Report on Form 8-K filed on July 28, 1999).

                10.1    Note and Pledge Agreement with William McGlashan Jr.

                10.2    Employment   Agreement  between  Pharmanex  and  William
                        McGlashan Jr.

                10.3 Agreement and Plan of Merger dated as of May 3, 1999 by and among Nu Skin Enterprises, Inc., NSC Sub, Inc., NSG Sub, Inc., NSM Sub, Inc., NFB Sub, Inc., Nu Skin Canada, Inc., Nu Skin Guatemala, Inc., Nu Skin Guatemala, S.A., Nu Skin Mexico, Inc., Nu Skin Mexico, S.A. de C.V., Nu
                        Family Benefits Insurance Brokerage, Inc. and certain stockholders. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 25, 1999).

                10.4 First Amendment to Indemnification Limitation Agreement dated as of May 3, 1999 between Nu Skin Enterprises, Inc., Nu Skin USA, Inc., and the Stockholders of the acquired entities identified therein (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8- K filed on July 28, 1999).

                27.1    Financial Data Schedule - Six Months Ended June 30, 1999