Form 10-Q
period 1999-09-30
NU SKIN ENTERPRISES INC
filed 1999-11-15
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q




(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

    As of October 31, 1999, 32,676,881 shares of the Company's Class A Common Stock, $.001 par value per share, and 54,606,905 shares of the Company's Class B Common Stock, $.001 par value per share, were outstanding.

                            NU SKIN ENTERPRISES, INC.

                 1999 FORM 10-Q QUARTERLY REPORT - THIRD QUARTER

                                TABLE OF CONTENTS


                                                                            Page

Part I. Financial Information
         Item 1.  Financial Statements:
                    Consolidated Balance Sheets................................2
                    Consolidated Statements of Income..........................3
                    Consolidated Statements of Cash Flows......................4
                    Notes to Consolidated Financial Statements ................5
         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................11
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..17



Part II. Other Information
         Item 1.    Legal Proceedings.........................................18
         Item 2.    Changes in Securities.....................................18
         Item 3.    Defaults upon Senior Securities...........................18
         Item 4.    Submission of Matters to a Vote of Security Holders.......18
         Item 5.    Other Information.........................................18
         Item 6.    Exhibits and Reports on Form 8-K..........................18
         Signatures...........................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
--------------------------------------------------------------------------------



                                                                      (Unaudited)
                                                                     September 30,    December 31,
                                                                          1999            1998
ASSETS
Current assets
      Cash and cash equivalents                                        $ 108,150       $ 188,827
      Accounts receivable                                                 17,569          13,777
      Related parties receivable                                          15,394          22,255
      Inventories, net                                                    80,948          79,463
      Prepaid expenses and other                                          73,194          50,475
                                                                       ---------       ---------
                                                                         295,255         354,797

Property and equipment, net                                               55,120          42,218
Other assets, net                                                        264,895         209,418
                                                                       ---------       ---------
           Total assets                                                $ 615,270       $ 606,433
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                 $  17,722       $  17,903
      Accrued expenses                                                   107,825         132,723
      Related parties payable                                             14,809          25,029
      Current portion of long-term debt                                   54,891          14,545
                                                                       ---------       ---------
                                                                         195,247         190,200

Long-term debt, less current portion                                      87,822         138,734
Other liabilities                                                         22,857          22,857
                                                                       ---------       ---------
           Total liabilities                                             305,926         351,791
                                                                       ---------       ---------

Commitments and contingencies

Stockholders' equity
      Preferred stock - 25,000,000 shares authorized, $.001 par
           value, no shares issued and outstanding                          --              --
      Class A common stock - 500,000,000 shares authorized, $.001 par value, 32,796,696 and 33,709,251 shares issued and
           outstanding                                                        33              34
      Class B common stock - 100,000,000 shares authorized, $.001
           par value, 54,606,905 shares issued and outstanding                55              55
      Additional paid-in capital                                         126,507         146,781
      Retained earnings                                                  232,033         158,064
      Deferred compensation                                               (7,828)         (6,688)
      Accumulated other comprehensive income                             (41,456)        (43,604)
                                                                       ---------       ---------
                                                                         309,344         254,642
                                                                       ---------       ---------
           Total liabilities and stockholders' equity                  $ 615,270       $ 606,433
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

Nu Skin Enterprises, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)
--------------------------------------------------------------------------------




                                                    Three           Three           Nine           Nine
                                                 Months Ended    Months Ended   Months Ended   Months Ended
                                                   Sept. 30,       Sept. 30,      Sept. 30,      Sept. 30,
                                                     1999            1998           1999           1998

   Revenue                                        $ 220,088       $ 217,852      $ 665,125       $ 654,766
   Cost of sales                                     37,557          44,290        114,593         134,581
   Cost of sales - amortization of inventory
         step-up (Note 2)                              --             8,640           --            21,600
                                                  ---------       ---------      ---------       ---------

   Gross profit                                     182,531         164,922        550,532         498,585
                                                  ---------       ---------      ---------       ---------

   Operating expenses
         Distributor incentives                      85,495          79,961        254,784         238,359
         Selling, general and administrative         66,648          47,600        185,873         142,301
                                                  ---------       ---------      ---------       ---------

   Total operating expenses                         152,143         127,561        440,657         380,660
                                                  ---------       ---------      ---------       ---------

   Operating income                                  30,388          37,361        109,875         117,925
   Other income (expense), net                       (5,192)          3,101         (1,348)         10,595
                                                  ---------       ---------      ---------       ---------

   Income before provision for income taxes
         and minority interest                       25,196          40,462        108,527         128,520
   Provision for income taxes                         4,070          14,971         34,558          44,288
   Minority interest                                   --              --             --             3,081
                                                  ---------       ---------      ---------       ---------

   Net income                                     $  21,126       $  25,491      $  73,969       $  81,151
                                                  =========       =========      =========       =========

   Net income per share (Note 7):
         Basic                                    $     .24       $     .30      $     .85       $     .97
         Diluted                                  $     .24       $     .30      $     .84       $     .94
   Weighted average common shares outstanding:
         Basic                                       86,927          85,318         87,177          83,983
         Diluted                                     87,951          86,242         88,285          86,319

Pro forma data:
      Income before pro forma provision for
           income taxes and minority interest                                                    $ 128,520
      Pro forma provision for income taxes (Note 6)                                                 47,424
      Pro forma minority interest                                                                    1,944
                                                                                                 ---------
      Pro forma net income                                                                       $  79,152
                                                                                                 =========


Pro forma net income per share (Note 7):
      Basic                                                                                      $    .94
      Diluted                                                                                    $    .92



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
--------------------------------------------------------------------------------



                                                                   Nine           Nine
                                                               Months Ended   Months Ended
                                                                 Sept. 30,      Sept. 30,
                                                                   1999           1998
Cash flows from operating activities:
Net income                                                      $  73,969      $  81,151
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                   21,844          9,232
   Amortization of deferred compensation                            2,762          2,730
   Amortization of inventory step-up                                 --           21,600
   Income applicable to minority interest                            --            3,081
   Changes in operating assets and liabilities:
           Accounts receivable                                     (3,185)        (1,302)
           Related parties receivable                              (3,411)         3,165
           Inventories, net                                          (184)         4,103
           Prepaid expenses and other                             (19,773)       (18,423)
           Other assets                                           (12,227)       (14,108)
           Accounts payable                                          (895)       (12,685)
           Accrued expenses                                       (47,734)       (19,032)
           Related parties payable                                    198         13,399
                                                                ---------      ---------

   Net cash provided by operating activities                       11,364         72,911
                                                                ---------      ---------

Cash flows from investing activities:
Purchase of property and equipment                                (22,620)       (14,414)
Payments for lease deposits                                        (1,886)        (1,660)
Receipt of refundable lease deposits                                  752          1,066
Purchase of Big Planet, net of cash acquired                      (13,571)          --
                                                                ---------      ---------

   Net cash used in investing activities                          (37,325)       (15,008)
                                                                ---------      ---------

Cash flows from financing activities:
Exercise of distributor and employee stock options                  2,529           --
Termination of Nu Skin USA license fee                            (10,000)          --
Payment to stockholders under the NSI Acquisition (Note 2)        (25,000)          --
Payments on long-term debt                                        (14,545)       (41,634)
Proceeds from long-term debt                                         --          181,538
Payment to stockholders for notes payable                            --         (180,000)
Repurchase of shares of common stock                              (19,612)        (1,521)
                                                                ---------      ---------

   Net cash used in financing activities                          (66,628)       (41,617)
                                                                ---------      ---------

Effect of exchange rate changes on cash                            11,912        (16,310)
                                                                ---------      ---------

   Net decrease in cash and cash equivalents                      (80,677)           (24)

Cash and cash equivalents, beginning of period                    188,827        174,300
                                                                ---------      ---------

Cash and cash equivalents, end of period                        $ 108,150      $ 174,276
                                                                =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       THE COMPANY

         Nu Skin Enterprises, Inc. (the "Company"), is a direct selling company involved in the distribution and sale of premium quality, innovative personal care and nutritional products and technology products and services. The Company's operations throughout the world are divided into three segments: North Asia, which consists of Japan and South Korea; Southeast Asia, which consists of Taiwan, Thailand, Hong Kong (including Macau), the Philippines, Australia, and New Zealand; and Other Markets, which consists of the United Kingdom, Austria, Belgium, Denmark, France, Germany, Iceland, Italy, Ireland, Luxemburg, Poland, Portugal, Spain, Sweden, the Netherlands, Brazil, Canada, Mexico, Guatemala and the United States (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries").

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

         As discussed in Note 5, the Company completed the Big Plant Acquisition on July 13, 1999, which enabled the Company to provide marketing and distribution of technology-based products and services.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of September 30, 1999 and for the three and nine-month periods ended September 30, 1999 and 1998. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.       ACQUISITION OF NU SKIN INTERNATIONAL, INC. AND CERTAIN AFFILIATES

         On March 26, 1998, the Company completed the acquisition (the "NSI Acquisition") of the capital stock of Nu Skin International, Inc. ("NSI"), NSI affiliates operating in Europe, Australia and New Zealand and certain other NSI affiliates (the "Acquired Entities") for $70.0 million in preferred stock and long-term notes payable to the stockholders of the Acquired Entities (the "NSI Stockholders") totaling approximately $6.2 million. In addition, contingent upon NSI and the Company meeting specific earnings growth targets, the Company may pay up to $25.0 million in cash per year over a four-year period to the NSI Stockholders. A payment of $25.0 million was paid on April 1, 1999 to the NSI Stockholders based on NSI and the Company meeting specific earnings growth targets for the year ended December 31, 1998. Also, as part of the NSI Acquisition, the Company assumed approximately $171.3 million in S Distribution Notes and incurred acquisition costs totaling $3.0 million. The net assets acquired totaling $90.4 million include net deferred tax liabilities totaling

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         $7.4 million recorded upon the conversion of the Acquired Entities from S to C corporations. All contingent consideration paid will be accounted for as an adjustment to the purchase price and allocated to the Acquired Entities' assets and liabilities.

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

         For the portion of the NSI Acquisition accounted for by the purchase method of accounting, the Company recorded inventory step-up of $21.6 million and intangible assets of $34.8 million. During 1998, the inventory step-up was fully amortized. For the three and nine-month periods ended September 30, 1999, the Company recorded amortization of intangible assets relating to the NSI Acquisition of $0.6 million and $1.9 million, respectively, and for the three and nine-month periods ended September 30, 1998, the Company recorded amortization of $0.5 million and $1.0 million for those same intangible assets, respectively.

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

3.       ACQUISITION OF PHARMANEX, INC.

         On October 16, 1998, the Company completed the acquisition of privately-held Generation Health Holdings, Inc., the parent company of Pharmanex, Inc. ("Pharmanex"), for $77.6 million, which consisted of approximately 4.0 million shares of the Company's Class A Common Stock, including 261,008 shares issuable upon exercise of options assumed by the Company (the "Pharmanex Acquisition"). Contingent upon Pharmanex meeting specific revenue and other requirements, approximately 565,000 of the 4.0 million shares are being held in escrow and will be returned to the Company if such requirements are not met within one year from the date of the Pharmanex Acquisition. Approximately 130,959 shares were returned to the Company following the first year anniversary. The Company entered into a mutual release of claims and modification agreement which was accepted by former stockholders of Generation Health Holdings, Inc., holding approximately 88% of the consideration received, pursuant to which the Company agreed to release 134,038 shares from escrow and agreed to extend the period in which Pharmanex could meet specific revenue requirements. See Item 5 of this Form 10-Q. The contingent shares issued, if any, will be accounted for as an adjustment to the purchase price and allocated to the acquired assets and liabilities. Also, as part of the Pharmanex Acquisition, the Company assumed approximately $34.0 million in liabilities and incurred acquisition costs totaling $1.3 million. The net assets acquired totaling $3.6 million include net deferred tax assets totaling $0.8 million. In connection with the closing of the Pharmanex Acquisition, the Company paid approximately $29.0 million relating to the assumed liabilities.

         The Pharmanex Acquisition was accounted for by the purchase method of accounting. The Company recorded inventory step-up of $3.7 million and intangible assets of $92.4 million. In addition, the Company allocated $13.6 million to purchased in-process research and development based on a discounted cash-flow method reflecting the stage of completion of the related projects. During 1998, the in-process research and development amount was fully written off. For the three and nine-month periods ended September 30, 1999, the Company recorded amortization of

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         intangible assets relating to the Pharmanex Acquisition of $1.7 million and $5.2 million and amortization of inventory step-up relating to the Pharmanex Acquisition of $0.9 million and $2.8 million, respectively.

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

5.       ACQUISITION OF BIG PLANET, INC.

         On July 13, 1999, the Company completed the acquisition of Big Planet, Inc. ("Big Planet"), for $29.2 million, which consisted of a cash payment of $14.6 million and a note payable of $14.6 million (the "Big Planet Acquisition"). In addition, the Company loaned approximately $4.5 million in connection with the closing to redeem the option holders and certain management stockholders of Big Planet.

         The Big Planet Acquisition was accounted for by the purchase method of accounting. The Company recorded intangible assets of $47.0 million which will be amortized over a period of 20 years. For each of the three and nine-month periods ended September 30, 1999, the Company recorded amortization on each of the intangible assets relating to the Big Planet Acquisition of $0.5 million. Big Planet incurred operating losses of approximately $22.0 million in 1998 and approximately $22.8 million from the period January 1, 1999 through July 12, 1999.

         Big Planet has agreed to purchase technology and telecommunications products, services and equipment from several suppliers. If Big Planet does not satisfy the terms of its commitments under these agreements, the total aggregate termination penalty is approximately $24.7 million.

6.       INCOME TAXES

         As a result of the NSI Acquisition described in Note 2, the Acquired Entities are no longer treated as S corporations for U.S. Federal income tax purposes. The consolidated statements of income include a pro forma presentation for income taxes, including the effect on minority interest, which would have been recorded as if the Acquired Entities had been taxed as C corporations rather than as S corporations for the three-month period ended March 31, 1998. The significant decrease in the effective tax rate for the third quarter of 1999 is related to the utilization of foreign tax credits as a result of the Company's global tax restructuring plans.

7.       NET INCOME PER SHARE

         Net income per share and pro forma net income per share are computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all dilutive potential common shares that were outstanding during the periods presented.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


8.       DERIVATIVE FINANCIAL INSTRUMENTS

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

         At September 30, 1999 and December 31, 1998, the Company held foreign currency forward contracts with notional amounts totaling approximately $51.3 million and $46.3 million, respectively, to hedge foreign currency items. These contracts do not qualify as hedging transactions and, accordingly, have been marked to market. The net losses on foreign currency forward contracts were $4.8 million and $0.5 million for the three-month periods ended September 30, 1999 and 1998, respectively, and were $2.2 million for the nine-month period ended September 30, 1999. The net gains on foreign currency forward contracts were $2.9 million for the nine-month period ended September 30, 1998. These contracts at September 30, 1999 have maturities through May 2000.

9.       REPURCHASE OF COMMON STOCK

         During the three and nine-month periods ended September 30, 1999, the Company repurchased approximately 303,000 and 1,305,000 shares, respectively, of Class A common stock from Nu Skin USA as described in
         Note 4, open market repurchases and certain stockholders for approximately $3.7 million and $19.2 million, respectively.

10.      COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the three and nine-month periods ended September 30, 1999 and 1998, were as follows (in thousands):



                                                   Three          Three            Nine            Nine
                                               Months Ended    Months Ended    Months Ended    Months Ended
                                              Sept. 30, 1999  Sept. 30, 1998  Sept. 30, 1999  Sept. 30, 1998
                                              --------------  --------------  --------------  --------------

Net income                                       $ 21,126        $ 25,491        $ 73,969        $ 81,151

Other comprehensive income, net of tax:
   Foreign currency translation adjustments         2,783          (1,015)          2,148          (9,562)
                                                 --------        --------        --------        --------

Comprehensive income                             $ 23,909        $ 24,476        $ 76,117        $ 71,589
                                                 ========        ========        ========        ========

11.      SEGMENT INFORMATION

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

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



                      Three           Three            Nine             Nine
                  Months Ended    Months Ended     Months Ended    Months Ended
                  Sept. 30,1999   Sept. 30,1998    Sept. 30,1999   Sept. 30,1998
                  -------------   -------------    -------------   -------------
Revenue

North Asia          $ 148,232        $ 161,634       $ 464,636       $ 466,659
Southeast Asia         69,186           74,559         206,947         237,025
Other Markets          84,668           65,824         234,651         212,281
Eliminations          (81,998)         (84,165)       (241,109)       (261,199)
                    ---------        ---------       ---------       ---------
     Totals         $ 220,088        $ 217,852       $ 665,125       $ 654,766
                    =========        =========       =========       =========


Operating Income

North Asia          $  18,396        $  29,232       $  69,032       $  90,018
Southeast Asia         10,203            2,396          26,264          12,870
Other Markets           2,016            5,062           7,510           6,840
Eliminations             (227)             671           7,069           8,197
                    ---------        ---------       ---------       ---------
     Totals         $  30,388        $  37,361       $ 109,875       $ 117,925
                    =========        =========       =========       =========



                                                       As of            As of
                                                     Sept. 30,      December 31,
                                                       1999             1998
                                                     ---------       ---------
Total Assets

North Asia                                           $ 130,117       $ 167,867
Southeast Asia                                         110,939         110,518
Other Markets                                          473,192         500,299
Eliminations                                           (98,978)       (172,251)
                                                     ---------       ---------
     Totals                                          $ 615,270       $ 606,433
                                                     =========       =========

         Information as to the Company's operation in different geographical areas is set forth below (in thousands):

         Revenue
         Revenue from the Company's operations in Japan totaled $143,984 and $158,559 for the three-month periods ended September 30, 1999 and 1998, respectively, and totaled $452,846 and $458,518 for the nine-month periods ended September 30, 1999 and 1998, respectively. Revenue from the Company's operations in Taiwan totaled $26,883 and $28,737 for the three-month periods ended September 30, 1999 and 1998, respectively, and totaled $80,808 and $92,324 for the nine-month periods ended September 30, 1999 and 1998, respectively. Revenue from the Company's operations in the United States (which includes intercompany revenue) totaled $78,950 and $63,012 for the three-month periods ended September 30, 1999 and 1998, respectively, and totaled $219,467 and $203,733 for the nine-month periods ended September 30, 1999 and 1998, respectively.

         Long-lived assets
         Long-lived assets in Japan were $32,334 and $20,242 as of September 30, 1999 and December 31, 1998, respectively. Long-lived assets in Taiwan were $3,537 and $2,466 as of September 30, 1999 and December 31, 1998, respectively. Long-lived assets in the United States were $267,288 and $213,856 as of September 30, 1999 and December 31, 1998, respectively.

12.      NEW ACCOUNTING STANDARDS

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

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         calendar year 1999. The adoption of SOP 98-5 did not materially affect the Company's consolidated financial statements.

         Accounting for Derivative Instruments and Hedging Activities
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 by January 1, 2001. The Company is currently evaluating the impact the adoption of SFAS 133 will have on the Company's consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 compared to 1998

          Revenue increased 1.0% and 1.6% to $220.1 million and $665.1 million from $217.9 million and $654.8 million for the three and nine-month periods ended September 30, 1999, compared with the same periods in 1998, respectively, primarily as a result of strengthening foreign currencies and the addition of revenue from operations in the United States and Big Planet.

          Revenue in North Asia, which consists of Japan and South Korea, decreased 8.3% and 0.4% to $148.2 million and $464.6 million for the three and nine-month periods ended September 30, 1999, from $161.6 million and $466.7 million for the same periods in 1998, respectively. This decrease in revenue during the third quarter was due mostly to a 26.9% sequential decrease in local currency revenue in Japan offset by an increase of 12% in the Japanese yen to the U.S. dollar during the quarter. Management believes that the local currency revenue decline in Japan is due mostly to distributor uncertainty related to the global implementation of a new divisional business model with an enhanced compensation plan in connection with the integration of Pharmanex and Big Planet, and issues concerning the Company's compensation plan requirements, which became increasingly difficult for distributors to reach as consumer confidence continued to lag. These factors continued from the second quarter of 1999 into the third quarter. Revenue in South Korea during the three and nine-month periods ended September 30, 1999 increased 38.1% and 44.8%, respectively, compared to the same periods in 1998 as a result of both a strengthening of the South Korean won and strong local currency growth for the same periods following several quarters of extensive educational training programs and the launch of new nutritional products in that market.

         Revenue in Southeast Asia, which consists of Taiwan, Thailand, Hong Kong (including Macau), the Philippines, Australia and New Zealand, totaled $36.1 million and $108.0 million for the three and nine-month periods ended September 30, 1999, a decrease of 5.2% and 12.7% from revenue of $38.1 million and $123.7 million for the same periods in 1998, respectively. This decrease in revenue resulted primarily from a decline of 6.5% and 12.5% in revenue in Taiwan for the three and nine-month periods ended September 30, 1999, compared to the same periods in 1998, respectively. The Company's operations in Taiwan suffered the impact of a devastating earthquake in Taiwan, which occurred during the third quarter of 1999. In addition, operations in Taiwan have continued to suffer the impact of increased competition and an overall decline in sales in the direct selling industry in Taiwan, which management believes is largely due to distractions to distributors by fluctuations in direct selling activities in the People's Republic of China as well as economic concerns throughout Southeast Asia.

         Revenue in the Company's other markets, which include the United Kingdom, Germany, Iceland, Italy, the Netherlands, France, Belgium, Spain, Portugal, Ireland, Austria, Luxemburg, Poland, Denmark, Sweden, Brazil, Canada, Mexico, Guatemala and the United States, increased 97.2% and 43.6% to $35.7 million and $92.5 million for the three and nine-month periods ended September 30, 1999, compared to $18.1 million and $64.4 million for the same periods in 1998, respectively. This increase in revenue was primarily due to the additional revenue stream from sales in the United States resulting from the termination of the Company's license agreement with Nu Skin USA, which occurred in March 1999, and the additional revenue resulting from the Big Planet Acquisition.

         Gross profit as a percentage of revenue was 82.9% and 82.8% for the three and nine-month periods ended September 30, 1999, compared to 75.7% and 76.2% for the same periods in 1998. The increase in the gross profit as a percentage of revenue for the three and nine-month periods ended September 30, 1999 resulted from the strengthening of the Japanese yen and other Asian currencies relative to the U.S. dollar, higher margin sales to distributors in the United States following the termination of the Company's license agreement with Nu Skin USA, local manufacturing efforts and reduced duty rates. The Company's gross margin was negatively impacted by the Big Planet Acquisition, which includes the sale of lower margin technology products and services. In addition, in the first and second quarters of 1998, the Company recorded amortization of inventory step-up related to the NSI Acquisition of $8.6 million and $13.0 million, respectively, which did not recur in 1999. The Company purchases a significant majority of goods in U.S. dollars and recognizes revenue in local currency and is consequently subjected to exchange rate risks in its gross margins.

         Distributor incentives as a percentage of revenue increased to 38.8% and 38.3% for the three and nine-month periods ended September 30, 1999 from 36.7% and 36.4% for the same periods in 1998.

The primary reason for this increase in 1999 was due to the Company beginning to sell products to distributors in the United States and paying the requisite commissions related to those sales.

         Selling, general and administrative expenses as a percentage of revenue increased to 30.3% and 27.9% for the three and nine-month periods ended September 30, 1999 from 21.8% and 21.7% for the same periods in 1998. In dollar terms, selling, general and administrative expenses increased to $66.6 million and $185.9 million for the three and nine-month periods ended September 30, 1999 from $47.6 million and $142.3 million for the same periods in 1998. This increase as a percentage of revenue and in dollar terms was due to stronger foreign currencies in 1999 which resulted in higher expenses in foreign markets, additional overhead expenses relating to the operations in the United States, an additional $9.9 million during the first nine months of 1999 in amortization resulting from the Company's acquisitions of NSI, Pharmanex and Big Planet, and an additional $5.5 million of selling, general and administrative expenses related to the Big Planet Acquisition.

         Operating income decreased 18.7% and 6.8% to $30.4 million and $109.9 million for the three and nine-month periods ended September 30, 1999 from $37.4 million and $117.9 million for the same periods in 1998 and operating margin decreased to 13.8% and 16.5% from 17.1% and 18.0% for the same periods, respectively. Operating margins have declined due to the decline in local currency revenue in Japan and the increases in distributor incentives and selling, general and administrative expenses, which more than offset the improvements in gross margins. These increased expenses are mostly related to the NSI Acquisition, the termination of the Company's license agreement with Nu Skin USA, stronger foreign currencies and the Big Planet Acquisition.

         Other income decreased to an expense of $5.2 million and $1.3 million for the three and nine-month periods ended September 30, 1999 from income of $3.1 million and $10.6 million for the same periods in 1998, respectively. This decrease was primarily due to the significant hedging losses recorded in the third quarter of 1999 from forward contracts and intercompany loans resulting from a stronger Japanese yen in relation to the U.S. dollar.

         Provision for income taxes decreased 72.7% and 21.9% to $4.1 million and $34.6 million for the three and nine-month periods ended September 30, 1999 from $15.0 million and $44.3 million for the same periods in 1998, respectively. This decrease is due to the reduced effective tax rate from 37.0% in the second and third quarters of 1998 to 36.0% in the second quarter of 1999 and 16.2% in the third quarter of 1999. This significant decrease in the effective tax rate for the third quarter of 1999 is related to the utilization of foreign tax credits as a result of the Company's global tax restructuring plans. The pro forma provision for income taxes presents income taxes as if NSI and its affiliates had been taxed as C corporations rather than as S corporations for the three-month period ended March 31, 1998.

         Minority interest represents the ownership interest of NSI held by individuals who are not immediate family members. The minority interest was purchased as part of the NSI Acquisition on March 26, 1998.

         Net income decreased 17.3% and 8.9% to $21.1 million and $74.0 million for the three and nine-month periods ended September 30, 1999 from $25.5 million and $81.2 million for the same periods in 1998 and net income as a percentage of revenue decreased to 9.6% and 11.1% from 11.7% and 12.4% for the same periods, respectively. Net income decreased due to the factors noted above in operating income and other income, and was somewhat offset by the factors noted in provision for income taxes.

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

         The Company generates significant cash flow from operations due to favorable gross margins and minimal capital requirements. Additionally, the Company does not generally extend credit to distributors but requires payment prior to shipping products. This process eliminates the need for significant accounts receivable from distributors. During the first and third quarters of each year, the Company pays significant accrued income taxes in many foreign jurisdictions including Japan. These large cash payments somewhat offset the significant cash generated in these quarters. During the nine-month period ended

September 30, 1999, the Company generated $11.4 million from operations compared to $72.9 million generated during the nine-month period ended September 30, 1998. This decrease in cash generated from operations primarily related to reduced net income in 1999 compared to 1998, excluding amortization from the NSI and Pharmanex acquisitions, and also due to the significant operating expenses in 1999 resulting from the Company's operations in the United States and funding of Big Planet operations.

         As of September 30, 1999, working capital was $100.0 million compared to $164.6 million as of December 31, 1998. This decrease is primarily due to the increase at September 30, 1999 in the current portion of long-term debt and the Big Planet Acquisition that occurred in the third quarter of 1999. Cash and cash equivalents at September 30, 1999 and December 31, 1998 were $108.2 million and $188.8 million, respectively.

         Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $22.6 million for the nine-month period ended September 30, 1999. In addition, the Company anticipates additional capital expenditures through the remainder of 1999 of approximately $8.0 million to further enhance its infrastructure, including enhancements to computer systems and software and call-center facilities in order to accommodate anticipated future growth.

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

         In May 1998, the Company and its Japanese subsidiary Nu Skin Japan entered into a $180.0 million credit facility with a syndicate of financial institutions for which ABN-AMRO, N.V. acted as agent. This credit facility was used to satisfy liabilities which were assumed as part of the NSI Acquisition. The Company borrowed $110.0 million and Nu Skin Japan borrowed the Japanese yen equivalent of $70.0 million denominated in local currency. Payments totaling $41.6 million were made during the second quarter of 1998 and payments totaling $14.5 million were made during the first quarter of 1999 relating to the $180.0 million credit facility. As of September 30, 1999, the balance relating to the $180.0 million credit facility totaled $142.7 million of which approximately $54.9 million is due in 2000 and approximately $87.8 million will be due in 2001. The U.S. portion of the credit facility bears interest at either a base rate as specified in the credit facility plus an applicable margin or the London Inter-Bank Offer Rate plus an applicable margin, in the borrower's discretion. The Japanese portion of the credit facility bears interest at the applicable Tokyo Inter-Bank Offer Rate plus an applicable margin. The maturity date for the credit facility is three years from the borrowing date, with a possible extension of the maturity date upon approval of the lenders. The credit facility provides that the amounts borrowed are to be used for general corporate purposes. The Company is currently in compliance with all financial and other covenants under the credit facility. During 1999, the Company renewed a $10.0 million revolving credit agreement with ABN-AMRO, N.V. Advances are available under the agreement through May 18, 2000 with a possible extension upon approval of the lender. There were no outstanding balances under this credit facility at September 30, 1999.

         During 1998, the board of directors authorized the Company to repurchase up to $20.0 million of the Company's outstanding shares of Class A common stock and in July 1999, the board of directors authorized the Company to repurchase up to an additional $10.0 million of the Company's outstanding shares of Class A common stock. As of September 30, 1999, the Company had repurchased 1,601,454 shares in public and private transactions for an aggregate price of approximately $21.0 million. In addition, in March 1999, the board of directors separately authorized and the Company completed the purchase of approximately 700,000 shares of the Company's Class A common stock from Nu Skin USA and certain stockholders for approximately $10.0 million as part of the asset purchase agreement.

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

         In March 1999, NSI terminated its distribution license and various other license agreements and other intercompany agreements with Nu Skin USA and paid Nu Skin USA a $10.0 million termination fee. The Company also, through a newly formed wholly-owned subsidiary, acquired selected assets of Nu Skin USA and assumed approximately $8.0 million of Nu Skin USA's liabilities in March 1999. In May 1999, the Company completed the acquisition of its private affiliates Nu Skin Canada, Nu Skin Mexico and Nu Skin Guatemala for approximately $2.0 million (inclusive of cash distributed by the acquired entities prior to closing) in cash and assumed net liabilities of up to $4.0 million.

         In July 1999, the Company completed the acquisition of its affiliate Big Planet for an aggregate of approximately $29.2 million, of which approximately $14.6 million is payable in the form of a promissory note and approximately $14.6 million was paid in cash. In connection with the closing of Big Planet, the Company loaned Big Planet approximately $4.5 million to redeem the option holders and management stockholders of Big Planet. In addition, the Company loaned Big Planet approximately $10.3 million to fund Big Planet operations through the closing of the acquisition. Big Planet incurred operating losses of approximately $22.0 million in 1998, approximately $22.8 million from the period January 1, 1999 through July 12, 1999 and approximately $5.8 million from the period July 13, 1999 through September 30, 1999. The Company anticipates Big Planet will continue to incur operating losses in the foreseeable future. Big Planet has agreed to purchase technology and telecommunications products, services and equipment from several suppliers. If Big Planet does not satisfy the terms of its commitments under these agreements, the total aggregate termination penalty is approximately $24.7 million. The largest of these purchase commitments is for long distance telecommunication services. At the current level of long distance service provided to Big Planet customers and assuming reasonable growth, management believes that it will be able to satisfy this purchase commitment.

         The Company had related party payables of $14.8 million and $25.0 million at September 30, 1999 and December 31, 1998, respectively. In addition, the Company had related party receivables of $15.4 million and $22.3 million at September 30, 1999 and December 31, 1998, respectively. Related party balances outstanding in excess of 60 days bear interest at a rate of 2% above the U.S.
prime rate. As of September 30, 1999, no material related party payables or receivables had been outstanding for more than 60 days.

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

         To date, the Company has completed a broad scope assessment and audit of its information technology systems and non-information technology systems to identify and prioritize potential Year 2000 issues. The Company has also completed a micro-based assessment designed to identify specific Year 2000 issues at the hardware, software and processing levels. Through this process, the Company has identified potential Year 2000 issues in its information systems, and is in the process of addressing these issues through upgrades and other remediation. The Company has completed the micro-based assessment and remediation of substantially all of its significant in-house corporate systems, domestic and foreign, and has completed the integration tests of the domestic remediated systems and all of such systems have been installed and put into service. The Company is nearing completion of the testing of its remediated systems in its foreign markets and plans to have any of those remediated systems that are not currently in service installed and placed in service over the next several weeks. Over the next several weeks the Company plans to recheck its desktop applications and computers to verify Year 2000 compliance and that no changes have occurred since the last review.

         As part of the Year 2000 plan, the Company has also assessed and monitored its vendors and suppliers and other third parties for Year 2000 readiness. The committee sent questionnaires to these third parties seeking their assessment and evaluation of their own Year 2000 readiness and has received responses back from a substantial majority of these third parties. Members of the committee have also visited in person the Company's key vendors and suppliers to assess the Year 2000 readiness of such suppliers and vendors and to share Year 2000 information and plans for contingencies. The Company will continue the follow-up with third party vendors throughout the remainder of 1999.

         The Company has also completed an evaluation of the Year 2000 readiness of recently-acquired Big Planet, Inc. and the actions taken to date by Big
Planet to assess and remediate any Year 2000 issues with respect to it operations and systems. Big Planet had established its own plan and resources to address Year 2000 issues and has continued that work following the acquisition. The majority of Big Planet's systems and hardware have been deployed in 1998 and 1999 and management believes that such systems are not a high risk area for traditional Year 2000 concerns. However, Big Planet's management team is aggressively reviewing all systems and is completing its Year 2000 compliance testing procedures. Big Planet management believes that it will be able to address any remaining Year 2000 issues or develop adequate contingency plans to limit any material interruption of its business prior to the end of the year. The Company believes that any interruption of Big Planet's business would not have a material impact on the Company's financial condition.

         The Company currently estimates that the cost of all upgrades related to Year 2000 issues, including scheduled upgrades intended primarily to increase efficiencies within the Company and also address the Year 2000 issues, is anticipated to be approximately $3.0 million through the remainder of 1999, which the Company anticipates will be funded by cash from operations. To date, the Company has spent approximately $10.0 million.

         Based on the Company's evaluation of the Year 2000 issues affecting the Company, management believes that Year 2000 readiness of the Company's vendors and suppliers and related contingency plans, which is beyond the Company's control, is currently the most significant area of risk, particularly in its foreign markets. Management does not believe it is possible at this time to quantify the most reasonable worst case Year 2000 scenario. However, the Company has begun to formulate contingency plans to limit, to the extent possible, interruption of the Company's operations arising from the failure of third parties to be Year 2000 compliant as the Company moves forward in the implementation of its Year 2000 plan. These plans include, among other things, maintaining two months of inventory and providing for back-up electrical power where feasible. The Company will continue to work with third parties as indicated above to further evaluate and quantify this risk and will continue the development of contingency plans throughout the remainder of 1999 as this process moves forward. There can be no assurance, however, that the Company will be able to successfully identify and remedy all Year 2000 issues or develop contingency plans for all Year 2000 issues that could, directly or indirectly, harm its operations, some of which are beyond the Company's control. In particular, the Company cannot predict or evaluate domestic and foreign governments' and utility companies' preparation for the Year 2000 or the readiness of other third parties (domestic and foreign) that do not have relationships with the Company, and the resulting impact that the failure of such parties to be Year 2000 compliant may have on the economy in general and on its business, which could cause an interruption of the Company's business.

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

         Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition. However, because a majority of the Company's revenue is realized in local currencies and the majority of its cost of sales is denominated in U.S. dollars, the Company's gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening in the U.S. dollar. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. The Company does not use such derivative financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on its operating results.

         The Company's foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of September 30, 1999, the primary currency for which the Company had net underlying foreign currency exchange rate exposure was the Japanese yen. Based on the Company's foreign exchange contracts at September 30, 1999 as discussed in Note 8 of the notes to the Consolidated Financial Statements, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not result in significant other income or expense recorded in the Consolidated Statements of Income.

Outlook

         Management believes that the acquisitions of Pharmanex, Big Planet and Nu Skin operations in the United States should positively impact the Company's long-term revenue and earnings growth rates. Management currently anticipates gross margins to stabilize on a sequential basis over the next few quarters as the Company continues selling products directly to U.S. distributors rather than recognizing lower margin intercompany revenue, as well as a stronger Japanese yen and reduced duties from the Company's global tax restructuring plans and local manufacturing efforts. Management also anticipates that distributor incentives as a percentage of revenue will continue to be higher in the fourth quarter of 1999 due to paying commissions to U.S. based distributors. Selling, general and administrative expenses as a percentage of revenue will generally be higher in the fourth quarter of 1999 and the first quarter of 2000 as compared to the prior year due to increased amortization of intangible assets acquired in the acquisitions of Pharmanex and NSI, as well as stronger foreign currencies and expenses related to the Company's global convention in the fourth quarter and its Japanese convention in the first quarter of 2000. In addition, overhead related to the acquired U.S. operations as well as Big Planet will increase selling, general and administrative expenses. Management expects to return to historic tax rates in the fourth quarter of 1999.

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

Note Regarding Forward-Looking Statements

         With the exception of historical facts, the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in particular in the Liquidity and Capital Resources section, the Year 2000 section, and the Outlook section, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") which reflect the Company's current expectations and beliefs regarding the future results of operations, performance and achievements of the Company. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning (i) the
Company's belief that existing cash and cash flow from operations will be adequate to fund cash needs, including the capital requirements of its Year 2000 remediation program; (ii) the Company's expectations concerning its ability to identify and remediate or address any Year 2000 related issues, including with third parties, and its ability to develop viable contingency plans in the event the Company's or its vendor's systems are not compliant, all as more fully described under the Year 2000 section above; (iii) management's belief that recent acquisitions should positively impact the Company's long-term revenue and earnings growth rates; (iv) management's anticipation that gross margins will stabilize; (v) management's anticipation that distributor incentives and selling, general and administrative expenses will generally be higher in the fourth quarter of 1999 and the first quarter of 2000 as compared to the prior year, and that tax rates will return to historical levels in the fourth quarter; and (vi) the Company's plan to implement forward contracts and other hedging strategies to manage foreign currency risks. In addition, when used in this report, the words or phrases, "will likely result," "expects," "anticipates," will continue," "intends," "plans," "believes," "the Company or management believes," and similar expressions are intended to help identify forward looking statements.

         The Company wishes to caution readers that the risks and uncertainties set forth below, and the other risks and factors described herein and in the Company's other filings with the Securities and

Exchange Commission (which contain a more detailed discussion of the risks and uncertainties related to the Company's business) could cause (and in some cases in the past have caused) the Company's actual results and outcomes to differ materially from those discussed or anticipated. The Company also wishes to advise readers that it is not obligated to update or revise these forward looking statements to reflect new events or circumstances. Important factors and risks that might cause actual results to differ from those anticipated include, but are not limited to:

         (a) Management's ability to successfully integrate the business of Pharmanex and Big Planet with the Company's existing operations and shift to a product-based divisional structure, which is subject to risks including continued or renewed confusion or uncertainty among the Company's distributor's which the Company believes has adversely affected the productivity of the Company's distributors during the last couple of quarters, and unforeseen expenses or difficulties in shifting to a divisional strategy.

         (b) The ability of the Company to retain its key and executive level distributors. The Company has experienced a reduction in the number of active and executive distributors. Because the Company's products are distributed exclusively through its distributors, the Company's operating results could be adversely affected if the Company's existing and new business opportunities and products do not generate sufficient economic incentive to retain its existing distributors or to sponsor new distributors, or if the Company receives adverse publicity.

         (c) Because a substantial majority of the Company's sales are generated from the Asian region, particularly Japan and Taiwan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by (i) renewed or sustained weakness of Asian economies, or (ii) any weakening of foreign currencies, particularly the yen, which has recently strengthened significantly and helped offset the effects of the decline in local currency revenue in Japan, and the risk that the Company will not be able to favorably implement forward contracts and other hedging strategies to manage foreign currency risk.

         (d) Adverse business or political conditions, increased competition, the maturity of the direct sales channel in certain select markets such as Taiwan, adverse publicity, or changes in laws and regulations (including any increased government regulation of direct selling activities and products in existing and future markets such as the PRC's restrictions on direct selling or changes in U.S. or foreign tax regulations), unanticipated increases in expenses, the Company's reliance on outside manufacturers, and general business risks that could adversely affect the Company's ability to sell products and expand or maintain its existing distributor force or otherwise adversely affect its operating results.

         (e) Risks associated with the Company's new business opportunities, new product offerings and new markets, including: any legal or regulatory restrictions, particularly those applicable to nutritional products and the services offered by Big Planet, that might delay or prevent the Company from introducing such opportunities and products into all of its markets or limit the ability of the Company to effectively market such products, the risk that such opportunities and products will not gain market acceptance or meet the Company's expectations as a result of increased competition, any lack of market acceptance by consumers or the Company's distributors, and the risk that sales from such new business opportunities and product offerings could reduce sales of existing products and will not generate incremental revenue growth.

         (f) Any increased expenditures required to address the Year 2000 issue if the Company's technology requirements change or unforseen problems are discovered and the risk that the Company's and its vendors' plans to remedy Year 2000 issues and any related contingency plans may be inadequate, or that undetected and unanticipated issues will arise, which could result in disruptions of the Company's business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled "Currency Risk and Exchange Rate Information" in "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I and also in Note 8 to the Financial Statements contained in Item 1 of
         Part I.

                           PART II. OTHER INFORMATION


         ITEM 1.            LEGAL PROCEEDINGS

               Reference is made to the Company's Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for information concerning the legal proceedings. There have been no material developments in these proceedings since the date of the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

         ITEM 2.            CHANGES IN SECURITIES

                None.

         ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

                None.

         ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

         ITEM 5.            OTHER INFORMATION

                  In connection with the acquisition of Generation Health Holdings, Inc., and its subsidiary Pharmanex, Inc. (the "Merger"), the representatives of the former stockholders of Generation Health Holdings, Inc. disputed on behalf of such stockholders certain claims for indemnification made by the Company, the calculation of balance sheet adjustments, issues regarding the 434,834 shares of stock held in escrow (the "Cholestin Escrow") subject to the satisfaction of certain conditions regarding Pharmanex's product, Cholestin, and certain other issues. Effective October 16, 1999, the Company entered into a Mutual Release of Claims and Modification Agreement (the "Agreement") with former stockholders of Generation Health Holdings, Inc. who received approximately 88% of the consideration received in the transaction and who accepted the terms of the Agreement (the "Accepting Holders"). Among other things, the Agreement provides that: (A) 79,099 shares of the Class A Common Stock issued in the transaction will be reconveyed to the Company to satisfy certain indemnification claims made by the Company (after netting out 24,434 shares the Company agreed to issue as part of the balance sheet adjustment); (B) 134,038 shares of the Class A Common Stock held in the Cholestin Escrow were released to the Accepting Holders; (C) the time period in which the performance criteria for sales of Cholestin could be met for release of shares from the Cholestin Escrow was extended until June 15, 2000 for the Accepting Holders and such shares now will be released from the Cholestin Escrow to the extent of the percentage of such performance criteria achieved;
         (D) the Accepting Holders and the Company granted mutual releases of claims; and (E) Accepting Holders holding approximately 3.0 million shares of Class A Common Stock received in the Merger agreed to not sell or transfer such shares, subject to certain exceptions, until the earliest of (i) February 10, 2000, (ii) the third day following the date the Company publicly releases its earnings for 1999 and (iii) the date, if applicable, the Company otherwise publicly announces or states that its earnings for 1999 will be less than analysts' estimates. A copy of the Mutual Release of Claims and Modification Agreement is filed as Exhibit 10.1 to this report and incorporated herein by reference.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits
                  Regulation S-K
                  Number                  Description

                   10.1 Mutual Release of Claims and Modification Agreement dated as of October 16, 1999 by and among Nu Skin Enterprises and the Stockholder Representatives on behalf of the former stockholders of Generations Health Holdings, Inc.

                   27.1 Financial Data Schedule - Nine Months Ended September 30, 1999

              (b) Current Report on Form 8-K. A Current Report on Form 8-K was filed on July 28, 1999 regarding the acquisition of Big Planet, Inc.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of November, 1999.

                                    NU SKIN ENTERPRISES, INC.



                                    By: /s/ Corey B. Lindley
                                    Corey B. Lindley
                                    Its: Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

         EXHIBIT INDEX

                     10.1 Mutual Release of Claims and Modification Agreement dated as of October 16, 1999 by and among Nu Skin Enterprises and the Stockholder Representatives on behalf of the former stockholders of Generations Health Holdings, Inc.

                     27.1 Financial Data Schedule - Nine Months Ended September 30, 1999