Form 10-K
period 1999-12-31
NU SKIN ENTERPRISES INC
filed 2000-03-24
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                            NU SKIN ENTERPRISES, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                          001-12421                  87-0565309
--------------                    ----------------          ----------------
(State or other jurisdiction    (Commission File No.)        (IRS Employer
 of incorporation)                                          Identification No.)


                              75 West Center Street
                                Provo, Utah 84601
        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

     Registrant's telephone number, including area code: (801) 345-6100

     Securities registered pursuant to Section 12(b) of the Act:

Title of each class                      Name of exchange on which registered
-------------------                      ------------------------------------
Class A Common Stock, $.001 par value           New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

          Based on the closing sales price of the Class A Common Stock on the New York Stock Exchange on March 10, 2000, the aggregate market value of the voting stock (Class A and Class B Common Stock) held by non-affiliates of the Registrant was $304,050,000. For purposes of this calculation, voting stock held by officers, directors, and stockholders holding more than 10% of the voting stock has been excluded.

         As of March 10, 2000, 32,003,086 shares of the Registrant's Class A Common Stock, $.001 par value per share, and 54,606,905 shares of the Registrant's Class B Common Stock, $.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registrant's 1999 Annual Report to Stockholders to be furnished to the stockholders of the Registrant pursuant to Rule 14a-3(b) in connection with Registrant's 2000 Annual Meeting of Stockholders are attached hereto as Exhibit 13 and are incorporated herein by reference into Parts II and IV of this Form. Portions of the Registrant's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end are incorporated by reference in
Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I ......................................................................1

     ITEM 1.   Business .....................................................1
                    General .................................................1
                    Operating Divisions .....................................2
                         Nu Skin ............................................2
                         Pharmanex ..........................................4
                         Big Planet .........................................8
                    Regional Profiles .......................................10
                    Distribution System .....................................11
                    Competition .............................................16
                    Intellectual Property ...................................17
                    Government Regulation ...................................17
                    Employees ...............................................21
                    Risk Factors ............................................21
     ITEM 2.   Properties ...................................................28
     ITEM 3.   Legal Proceedings ............................................28
     ITEM 4.   Submission of Matters to a Vote of  Security Holders .........29

PART II .....................................................................31

     ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters ......................................................31
     ITEM 6.   Selected Financial Data ......................................31
     ITEM 7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations ........................................31
     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk ...31
     ITEM 8.   Financial Statements and Supplementary Data ..................31
     ITEM 9.   Changes In and Disagreements With Accountants on Accounting and
               Financial Disclosure .........................................31

PART III ....................................................................31

PART IV .....................................................................31

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K .....................................................31

Signatures ..................................................................44

                           FORWARD LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 1. BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, NEW PRODUCTS, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS, SEE "ITEM 1. BUSINESS -- RISK FACTORS" BEGINNING ON PAGE 22.

         UNLESS THE CONTEXT REQUIRES OTHERWISE, REFERENCES TO THE COMPANY ARE TO NU SKIN ENTERPRISES, INC. AND ITS SUBSIDIARIES. IN THIS ANNUAL REPORT ON FORM 10-K, REFERENCES TO "DOLLARS" AND "$" ARE TO UNITED STATES DOLLARS. NU SKIN, PHARMANEX, INTERIOR DESIGN NUTRITIONALS, "6S QUALITY PROCESS", BIG PLANET AND IDN ARE TRADEMARKS OF THE COMPANY. THE ITALICIZED PRODUCT NAMES USED IN THIS ANNUAL REPORT ON FORM 10-K ARE PRODUCT NAMES AND ALSO, IN CERTAIN CASES, TRADEMARKS OF THE COMPANY. "IPHONE" IS A TRADEMARK OF INFOGEAR TECHNOLOGY CORPORATION.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

          Nu Skin Enterprises ("Nu Skin Enterprises" or the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care and nutritional products. The Company also markets and distributes technology, Internet and telecommunications services and products. Nu Skin Enterprises is one of the largest direct selling companies in the world and currently operates in 31 countries throughout Asia, North and South America and Europe. The Company distributes its products exclusively through a network marketing system. The Company currently has a network of approximately 500,000 active distributors located throughout its markets that purchase products for resale to consumers and for personal consumption.

          In March 1999, the Company terminated its exclusive license and distribution agreements with the Company's privately owned affiliate, Nu Skin USA, Inc., and commenced operations in the United States through a new wholly owned subsidiary. In May 1999, the Company acquired its other privately owned affiliates operating in Canada, Mexico and Guatemala. As a result of these transactions, the Company now owns all of the Nu Skin entities operating everywhere in the world and the right to expand into all future markets. In July 1999, the Company completed the acquisition of Big Planet, Inc., a privately owned direct selling affiliate engaged in the marketing and distribution of technology, Internet and telecommunications services and products. In connection with these transactions and the acquisition of
Pharmanex, Inc., a developer and distributor of nutritional supplements, in October 1998, the Company began transitioning from managing its business based on a geographic model to managing its business based on product lines. Each of the Company's product-based divisions offers a distinct business opportunity for the Company's distributors. Each division is also managed and directed by a distinct management team. The Company first implemented its divisional strategy in the United States in early 1999 and currently has three operating divisions there. The Company has subsequently introduced its divisional strategy into certain Asian markets by launching the Pharmanex business opportunity through its Pharmanex division, most recently in Japan in February 2000.

OPERATING DIVISIONS

         Nu Skin Enterprises currently has three operating divisions: Nu Skin, which offers personal care products; Pharmanex, which offers nutritional supplements; and Big Planet, which offers technology, Internet and telecommunications products and services. Presented below are the dollar amount and percentage of revenue from the sale of Nu Skin products, Pharmanex products and Big Planet products and services for each of the years ended December 31, 1997, 1998 and 1999. This table should be read together with the information presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Company's 1999 Annual Report to Stockholders, which is incorporated by reference into this Form 10-K and which discusses the costs associated with generating the aggregate revenue presented.

                           Revenue by Product Category
                          (Dollar Amounts in Thousands)



                        Year Ended              Year Ended              Year Ended
                     December 31, 1997       December 31, 1998       December 31, 1999
                   ---------------------   ---------------------   ---------------------
Product Category       $           %           $           %           $           %
----------------   ---------   ---------   ---------   ---------   ---------   ---------
Nu Skin            $ 638,956       67.0%   $ 560,976       61.4%   $ 503,570       56.3%
Pharmanex (1)        314,466       33.0      352,518       38.6      379,241       42.4
Big Planet (2)            --         --           --         --       11,438        1.3
                   ---------   ---------   ---------   ---------   ---------   ---------
     Total         $ 953,422      100.0%   $ 913,494      100.0%   $ 894,249      100.0%
                   =========   =========   =========   =========   =========   =========
---------

(1) The Company acquired Pharmanex in October 1998 and formally launched its products in the United States and other markets in 1999. Accordingly, the nutritional supplement revenue reflected in this table for 1997 and 1998 is primarily from sales of the Company's IDN nutritional supplement line, which constituted the Company's nutritional product offering prior to the Pharmanex acquisition.

(2) The Company acquired Big Planet in July 1999. Accordingly, the table above only reflects revenue for the period during which the Company owned Big Planet (i.e., July 17, 1999 to December 31, 1999). Big Planet's revenue for the year ended December 31, 1998 was $14.7 million and its revenue for the year ended December 31, 1999 was $21.8 million.

NU SKIN

          OVERVIEW. Nu Skin is the Company's original product line and business opportunity and currently consists of premium-quality lines of over 100 personal care products. Nu Skin's strategy is to distribute high quality personal care products and treatments that utilize advanced, innovative formulas. For example, Nu Skin was one of the first companies to market topical applications of various vitamins including Vitamins A, C and E. Other examples include the NU SKIN 180 ANTI-AGING SKIN THERAPY system, a scientifically advanced skin care system designed to fight the signs of aging, and TRUFACE, an innovative skin treatment using a liquid crystal retinol delivery system. In 1999, Nu Skin entered into a nine-year contract with Stanford University for directed research on skin care products and established the Nu Skin Center for Dermatological Research at Stanford University's School of Medicine. Nu Skin seeks to take advantage of its educated distributor force to provide consumers with a high level of information and instruction about its products and guidelines for using them effectively.

         NU SKIN PRODUCTS. Nu Skin's current personal care products are divided into the following lines: face care, body care, hair care, color cosmetics, sun protection, oral hygiene, fragrance, and specialty products. Nu Skin offers products individually and in product sets that include a variety of products in each product line. The product sets are especially popular during the opening phase of a new market, when distributors and consumers are anxious to purchase a variety of products, and during holiday and gift giving seasons in each market.

The following is a brief description of each product line within the Nu Skin division:

          Face Care. The face care line is Nu Skin's premier line of personal care products and consists of 20 different cleansers, moisturizers and special treatments. Nu Skin's cleansers and moisturizers allow users to cleanse thoroughly without causing dryness and to moisturize with effective humectants. These products include: TRUFACE, an innovative skin treatment using a liquid crystal retinol delivery system; REJUVENATING CREAM, a facial moisturizer and one of Nu Skin's most popular personal care products; and PH BALANCE FACIAL TONER, a product combining aloe vera and other ingredients designed to prepare the skin for effective moisturization. Nu Skin's specialized treatment products utilize advanced formulas and ingredients designed for specific skin care conditions. Special treatment products include the scientifically advanced NU SKIN 180 ANTI-AGING SKIN THERAPY system of products, which was introduced in 1999. These products utilize unparalleled levels of lactic acids to help fight the signs of aging while limiting the potential for irritation. Specialty treatments include a variety of other products including NU SKIN WHITE, a line of pigment lighteners, and SKIN BRIGHTENING COMPLEX, which is designed to lighten skin color and diminish the appearance of discoloration caused by sun exposure and aging.

         Body Care. Nu Skin's line of body care products incorporates premium-quality ingredients to cleanse and condition skin. The body care product line consists of 12 different cleansers, moisturizers and special treatments. The cleansers are formulated without soaps, which dry the skin, and include BODY BAR, a non-soap cleansing bar. Nu Skin's moisturizers contain light but effective humectants and emollients. Body care special treatments include DERMATIC EFFECTS, a body contouring lotion containing extracts of hibiscus and malvaceae that has been clinically demonstrated to aid in preventing the appearance of cellulite and aging skin, and MHA REVITALIZING BODY LOTION, which combines multiple hydroxy acids. Other popular products in this line include BODY SMOOTHER, a moisturizing lotion, and BODY CLEANSING GEL.

         Hair Care. Nu Skin has designed its hair care line, HAIRFITNESS, to meet the needs of people with all types of hair and hair problems. Focusing on the condition of the scalp and its impact on hair quality, Nu Skin's hair care products use water-soluble conditioners like panthenol to reduce build-up on the scalp and to promote healthy hair. HAIRFITNESS includes 12 products featuring CEREGEN, an innovative wheat-based complex of conditioning molecules designed to enhance hair repair. In April 1999, Nu Skin introduced a hair care line, KANURE, specifically designed and formulated for the Brazilian market to address the natural properties of severely dry and curly hair.

         Color Cosmetics. Nu Skin's color cosmetics line, NU COLOUR, consists of 13 talc-free products with over 150 SKU's including eye shadow, lipliner, lipsticks, mascara, blush and finishing powder. Nu Skin relaunched a new and revised NU COLOUR line in 1999 with new packaging and new shades.

         Sun Protection. Nu Skin designed its line of SUNRIGHT products to provide sun screen protection with non-irritating and non-greasy ingredients. The sun protection line includes two sun screen products and a sun screen lip balm.

         Oral Hygiene. Nu Skin has an exclusive license to offer for sale in the direct selling channel a line of oral health care products under the trademark AP-24. AP-24 incorporates anti-plaque technology designed to help prevent plaque build-up 24 hours a day. The product line includes various oral health care products including toothpaste, mouthwash and floss.

         Fragrance. Nu Skin offers fragrances under the trademarks SAFIRO and BELIEVE.

         Specialty Products. EPOCH is a line of ethnobotanical personal care products created in cooperation with well known ethnobotanists. These products unite natural compounds used by indigenous cultures with advanced scientific ingredients. This product line consists of various products including GLACIAL MARINE MUD, a revitalizing clay mask containing beneficial sea botanicals, EPOCH ANTISEPTIC HAND SANITIZER, a product containing lavender that disinfects hands, and FIREWALKER FOOT CREAM, created specifically to soothe and rejuvenate tired, aching feet.

         NUTRIOL is another line of specialty products that Nu Skin is licensed to sell in the direct selling channel. The NUTRIOL product line is manufactured in Europe and consists of two hair care products that incorporate mucopolysaccharide, a proprietary ingredient. NUTRIOL products are designed to replenish vital minerals and elements.

         NU SKIN PRODUCT DEVELOPMENT. The product development philosophy for Nu Skin is represented by its marketing slogan: "All of the Good and None of the Bad." Nu Skin products do not contain soaps and other harsh cleansers that can dry and irritate skin, undesirable oils such as lanolin, elements known to be irritating and pore clogging, and conditioning agents that leave heavy residues. Nu Skin is also committed to continuously improving its evolving personal care product formulations to incorporate innovative and proven ingredients into its product line. A recent example of Nu Skin's product development capability is the NU SKIN 180 ANTI-AGING SKIN THERAPY system, one of the first products to utilize significantly higher levels of alpha and beta hydroxy acids for topical application while minimizing the risk of irritation.

         For product development support in personal care, Nu Skin relies on an advisory board comprised of recognized authorities in various disciplines. Nu Skin utilizes its directed-research agreement with Stanford University Medical Center's Department of Dermatology for directed research and clinical trials of Nu Skin products or materials. Nu Skin also evaluates a significant number of product ideas presented by distributors, vendors, and other outside sources. Nu Skin utilizes its strategic relationships with vendors for directed research and development work.

         NU SKIN SOURCING AND PRODUCTION. In order to maintain high product quality, Nu Skin acquires its ingredients and products from reliable and reputable suppliers that Nu Skin considers to be superior sources of such ingredients and products. For approximately eight years, Nu Skin has acquired ingredients and products from a supplier that currently manufactures 53% of its personal care products. Nu Skin's current contract with this supplier expires this year, but Nu Skin expects to renew the contract for an additional term. Nu Skin also has ongoing relationships with secondary and tertiary suppliers who supply remaining products and ingredients. Nu Skin believes that in the event it is unable to source any products or ingredients from its major supplier it could produce or replace such products or substitute ingredients without great difficulty or significant increases in the cost of goods sold from its other secondary and tertiary suppliers.

PHARMANEX

         OVERVIEW. Following the acquisition of Pharmanex in October 1998, the Company consolidated its existing Interior Design Nutritionals, or IDN, product line with the Pharmanex product line of nutritional supplements. The Company believes that combining Pharmanex's research and development capabilities and its nutritional and botanical supplements with the Company's existing product development resources and vitamin and mineral products, including its flagship product, LIFEPAK, helps position the new Pharmanex division to penetrate further the growing nutritional supplement market. The new Pharmanex division currently offers over 60 nutritional supplements and nutri-food products. The separate Pharmanex business opportunity has been launched in the United States, Japan, Taiwan, Hong Kong and South Korea.

         Pharmanex believes that the nutritional supplement market is expanding globally because of changing dietary patterns, an increasingly health-conscious population and a growing amount of scientific evidence supporting the benefits of using vitamin and natural self-care products and supplements. Pharmanex also believes that its scientifically-substantiated nutritional supplements are particularly well-suited to network marketing because the average consumer is often uneducated or confused about nutritional supplements, particularly the importance of scientific substantiation. The direct selling channel can be a more effective method than traditional retailing channels to educate consumers about the benefits of nutritional supplements and to differentiate the quality and benefits of its products from those offered by competitors.

         In January 1999, Pharmanex discontinued selling its products in traditional retail channels where they had been distributed before the Company acquired Pharmanex. Pharmanex nutritional and botanical supplements are now available exclusively through the Company's distributor network, which Pharmanex believes can educate consumers more effectively about these products on a person-to-person basis. Consistent with this personal selling approach, Pharmanex also allows small, independent pharmacies to retail its products because these pharmacies tend to provide personalized service and accommodate the flow of information to consumers on a person-to-person basis.

         PHARMANEX PRODUCTS. Pharmanex's nutritional supplements are currently distributed under the brand names Pharmanex and IDN. As the Pharmanex business opportunity and the Company's divisional strategy are rolled out to markets outside of the United States, and as new versions of IDN products are introduced, Pharmanex anticipates that a number of products currently distributed under the IDN brand will be distributed under the Pharmanex brand name.

         Pharmanex's nutritional supplements currently include the LIFEPAK line of multivitamin, mineral and phytonutrient supplements and a line of self-care nutritional supplements. Pharmanex also offers nutritional products in the following lines: weight-management, nutritious foods and snacks, and sports and fitness products. Pharmanex also sells a water filtration system. Pharmanex has designed its nutritional products to promote healthy, active lifestyles and general well-being when used in conjunction with proper diet and exercise. In 1999, many of the nutritional and botanical supplements acquired in the Pharmanex acquisition were introduced in the United States and selected Asian markets.

         Pharmanex must often reformulate its nutritional products to satisfy strict regulatory requirements in many of the Company's different markets. While each product's concept and positioning are generally the same, regulatory differences between markets result in some product ingredient differences. For example, Japanese regulations and consumer preferences mandate the use of tablets instead of gelatin capsules that are typically used in the United
States. See "-- Government Regulation" for more information about government regulation of Pharmanex's nutritional products.

         The following is a brief description of each of the nutritional product lines within the Pharmanex division:

         Multivitamin/Mineral Supplements. This product line consists of various vitamin, mineral and antioxidant supplements, including LIFEPAK. The LIFEPAK family of products, the core Pharmanex nutritional supplement, is designed to provide a beneficial mix of nutrients including vitamins, minerals, antioxidants and phytonutrients, which are nutrient extracts from plants. The introduction of LIFEPAK in the United States in 1992 and Japan in 1995 resulted in a significant increase in the Company's revenue. Sales of LIFEPAK accounted for approximately 20% of the Company's total revenue in 1999. Pharmanex currently sells LIFEPAK in 14 markets, including the United States, Japan and Taiwan. Pharmanex offers LIFEPAK in different formulations to meet the unique needs of adults generally, women, seniors, teenagers and pregnant women. LIFEPAK was recently reformulated to include catechins derived from TEGREEN 97, a Pharmanex product containing high levels of green tea polyphenols.

         Self-Care Nutritional Supplements. Pharmanex currently offers a line of
self-care  natural  nutritional   supplements  which  are  nutritional  products
designed to meet the personalized needs of the user in the following areas:

                  *        Energy/Stamina
                  *        Heart Health
                  *        Antioxidant Protection
                  *        Relaxation
                  *        Immune System Support
                  *        Women's Health
                  *        Special Needs

These self-care dietary supplements are designed to provide consumers with a specific, consistent level of the desired dosage of the important components of the supplement. In addition, Pharmanex implements quality control processes designed to enhance its ability to keep products free from contaminants.

         The principal products in this line include CHOLESTIN, CORDYMAX CS-4, TEGREEN 97 and BIOGINGKO 27/7. CHOLESTIN is a nutritional supplement derived from the fermentation of a strain of red yeast on rice substrate. A recent double-blind, placebo-controlled study conducted at the UCLA Center for Human
Nutrition and published in the February 1999 issue of the AMERICAN JOURNAL OF CLINICAL NUTRITION demonstrated the effectiveness of CHOLESTIN in helping to promote healthy cholesterol levels. In February 1999, a Federal District Court judge ruled that CHOLESTIN could be legally sold as a nutritional supplement under the Dietary Supplement Health and Education Act of 1994. The Food and Drug Administration (the "FDA") had previously challenged the status of CHOLESTIN as a dietary supplement, claiming it was a drug and could not be marketed without FDA approval. The FDA has appealed the decision that CHOLESTIN can be sold as a nutritional supplement.

         CORDYMAX CS-4 is a nutritional supplement designed to help reduce fatigue. Several clinical trials have been conducted on this product which have demonstrated that CORDYMAX CS-4 can help reduce fatigue. CORDYMAX CS-4 is offered as a stand-alone product and in a combination product with St. John's Wort, a positive mood enhancer, distributed under the trademark BIO ST. JOHN'S. In addition, Pharmanex offers BIOGINKGO 27/7, a ginkgo biloba extract that promotes blood circulation to the brain, arms and legs, and TEGREEN 97, a supplement that contains a concentrated level of decaffeinated green tea polyphenols, potent antioxidants found in green tea.

         In 1999, Pharmanex also introduced VENIX, a product designed to promote sexual well-being, and REISHI, a popular botanical supplement in the Company's Asian markets, particularly Taiwan. This product line also includes a line of other standardized botanical and dietary supplements including PANAX GINSENG, KAVA KAVA, ECHINACEA, GARLIC, HAWTHORN, OPTIMUM OMEGA and others that similarly have been formulated to meet a broad range of health needs.

         Nutritious and Healthy Snacks. As part of its mission to promote a healthy lifestyle and long-term wellness, Pharmanex's NUTRI-FOODS product line includes nutritional drinks such as ALOE FOUNTAIN, which contains organically grown aloe vera, and SPLASH C with aloe vera, a healthy beverage providing significant amounts of Vitamins C and E as well as calcium in each serving. This product line also includes meal supplements such as nutritious snack bars.

         Sports and Fitness Products. The SPORTRITION line of sports and fitness products caters to health conscious individuals with active lifestyles. This product line consists of a packaged group of nutritional supplements offering a comprehensive, flexible program for individuals who desire to improve athletic performance. Products in the SPORTRITION line include OVERDRIVE, a sports supplement that features antioxidants, B vitamins and chromium chelate, and PROGRAM-16 protein bars, designed to provide nutritional support for individuals involved in strenuous exercise.

         Weight Management. The HEALTHTRIM 2000 weight management program includes a line of nutritional products designed to provide nutritional support to weight conscious individuals. These products include fiber supplements marketed under the product names FIBRENET and FIBRENET PLUS, LIFEPAK TRIM and other related products.

         Image Solutions. In 1999, Pharmanex introduced a line of nutritional supplements designed to create outward beauty from within. These products include HAIR FORMULA, designed to promote and maintain healthy hair and VEIN FORMULA, designed to promote circulatory and leg vein health.

         Specialty Products. In the fourth quarter of 1998, the Company introduced a high-performance home water filtration system in Japan. The water filtration system was subsequently introduced in other Asian markets. The FOUNTAIN FRESH filtration system was designed by and is being manufactured exclusively for the Company by CUNO Incorporated, a worldwide manufacturer of home and industrial filtration systems.

         PHARMANEX PRODUCT DEVELOPMENT. Pharmanex is committed to providing high quality, standardized and substantiated nutritional supplements. This philosophy has led to Pharmanex's commitment to avoid stimulants and any ingredients that are reported to have any long-term addictive or harmful effects, even if the short-term effects may be desirable. Pharmanex believes that it is one of the few nutritional supplement companies in the United States that has a research and development program modeled after the pharmaceutical industry. Pharmanex believes that this research and development capability provides it with an important competitive advantage in the industry. Moreover, because a substantial portion of Pharmanex's research and development activities are conducted in the Peoples' Republic of China (The "PRC"), it believes that it is able to conduct quality research and development work as well as initial clinical trials in higher numbers due to the significantly lower cost than would be incurred if Pharmanex conducted comparable work in the United States.

         Pharmanex utilizes its "6S Quality Process" in its development activities, which is designed to provide a precise, standardized, recommended dosage of each beneficial natural ingredient in every capsule. The 6S Quality Process generally involves the following steps:

     * SELECTION. Conducting a scientific review of research and databases in connection with the selection of potential products and ingredients, and determining the authenticity, usefulness and safety standards for such potential products and ingredients.

     * SOURCING. Investigating potential sources, evaluating the quality of such sources and performing botanical and chemical evaluations where appropriate.

     * STRUCTURE. Determining the structural profile of natural compounds and active ingredients.

     *    STANDARDIZATION.   Standardizing   the   product   to  at  least   one
          biologically relevant active ingredient.

     *    SAFETY.   Assessing  safety  from  available   research,   and,  where
          necessary, performing additional tests such as microbial tests and chemical analyses for toxins and heavy metals.

     * SUBSTANTIATION. Reviewing documented pre-clinical and clinical trials, and, where necessary and appropriate, initiating studies and clinical trials sponsored by Pharmanex.

         Pharmanex employs approximately 50 scientists at its dedicated research and development center in Shanghai, the PRC, and at its Provo, Utah and San Francisco, California offices. Pharmanex also has working relationships with 150 other independent scientists including an advisory board comprised of recognized authorities in related disciplines. In addition, Pharmanex evaluates a significant number of product ideas presented to it by distributors and other outside sources. Pharmanex has established collaborative agreements with three prominent universities and research institutions in the PRC: Shanghai Medical University, Beijing Medical University and the Institute of Materia Medica. The staffs of these institutions include scientists with expertise in natural product chemistry, biochemistry, pharmacology and clinical studies. Pharmanex's research and development center in Shanghai coordinates and validates Pharmanex's collaborative efforts with these institutions. Pharmanex also currently has collaborative research and clinical study programs with several major university research centers in the United States, including UCLA, the Rippe Center for Clinical Lifestyle Research, Columbia University, the University of Kansas, and internationally with the University of Hong Kong School of Medicine. The Company's research and development expenditures have increased substantially following the acquisition of Pharmanex, but still do not represent a material portion of the Company's selling, general, and administrative expenses on a consolidated basis.

         PHARMANEX SOURCING AND PRODUCTION. Substantially all of Pharmanex's nutritional supplements and ingredients, including LIFEPAK, are produced or provided by third-party suppliers that Pharmanex considers to be among the best suppliers of such products and/or ingredients. Pharmanex currently relies on two unaffiliated suppliers for approximately 50% of its nutritional supplements. Pharmanex believes that, in the event it were unable to source any products or ingredients from these suppliers or its other current suppliers other than as described below, it could produce or replace such products or substitute ingredients without great difficulty or significant increases in the cost of goods sold. CORDYMAX CS-4, a nutritional supplement, is sourced from a sole supplier in the PRC pursuant to a contract expiring in 2006. CHOLESTIN is currently sourced from a supplier pursuant to a contract that expires in 2016. The Company recently amended a contract with an additional supplier to obtain a perpetual license to purchase a red yeast strain that can be used to make CHOLESTIN. This contract is valid for all markets outside of the PRC and will allow the Company to utilize other suppliers to manufacture CHOLESTIN if necessary. Pharmanex also maintains an extraction and purification facility located in Huzhou, Zhejiang Province, the PRC, where it currently produces the extracts for BIOGINKGO 27/7 and TEGREEN 97 products.

         Pharmanex has contract cultivation areas in the PRC. Because some of Pharmanex's natural and botanical products such as BIO ST. JOHN'S and BIOGINKGO 27/7 come from crops that can only be harvested once a year, problems with such crops could limit Pharmanex's ability to produce such products. In addition, as these products can only be produced once a year, Pharmanex must rely on the accuracy of its estimates of product requirements in sourcing these products. If Pharmanex underestimates its product requirements, it may not be able to re-stock such product until the next growing season. To help mitigate this problem, Pharmanex continues to work on sourcing raw materials in both the Northern and Southern hemispheres to provide for two separate growing seasons.

BIG PLANET

         OVERVIEW. The Internet is rapidly emerging as a global medium for communications and electronic commerce. The recent growth of the Internet and electronic commerce is effecting significant changes in traditional methods of information delivery and product purchasing. In addition, deregulation of telecommunications and the growth in wireless communications have resulted in changes and opportunities in the telecommunications markets. In 1999, Nu Skin Enterprises acquired Big Planet, Inc., a privately owned affiliate of the Company that began operations in the United States in April 1998. This acquisition provided Nu Skin Enterprises with a new business opportunity involving technology, Internet and telecommunications products and services allowing Nu Skin Enterprises to:

     * Take advantage of the opportunities provided by the rapid growth of the technology, Internet and telecommunications markets,

     *    Appeal to a broader base of customers and distributors,

     * Utilize the strength and competitive advantages of its distribution system to reach new segments of the marketplace, and

     * Leverage Big Planet's expertise in the Internet to better leverage the Internet and Web with the Nu Skin and Pharmanex divisions.

         Big Planet's core strategy is to be an "InterNetworking" company that combines the global Internet revolution with the power of network marketing. The Company believes that technology, Internet and telecommunications products are highly compatible with its distribution system and that Big Planet provides a compelling business opportunity for technology-oriented entrepreneurs desiring to participate in the Internet revolution. Big Planet leverages the direct selling expertise of the Company's distributor force to provide high levels of service to its customers in a product area that is often confusing to consumers. Big Planet trains its distributors to educate consumers as needed to help them understand and take advantage of the latest technology products.

         Big Planet's current business model is based on a three-pronged strategy:

    *    Introducing   convenient  and  simple-to-use   devices  to  access  the
         Internet;

    * Connecting customers to the Internet as an Internet Service Provider ("ISP") and offering various long distance and other Internet and telecommunications products and services; and

    * Offering a destination, or Internet community, for its customers once they are online where they can conveniently shop and gain access to other services and information.

         BIG PLANET PRODUCTS. Big Planet's product offering is structured around its three-pronged objective of providing devices, connections and destinations. Big Planet has invested significantly in local infrastructure for its Internet and operation support facilities. Big Planet also has entered into contractual relationships with several industry-leading technology companies, including Qwest Communications, AT&T Wireless, UUNet, SkyTel, IBM, I-Link, Incorporated, and other key vendors, to provide convenient and reliable technology, Internet and telecommunications products and services. Big Planet's distributors receive commissions based on Big Planet's gross margin on each sale of products or services, including monthly recurring service charges, or based on the commission received by Big Planet with respect to products sold directly by third-party vendors to Big Planet's customers.

         Devices. Big Planet has chosen the IPHONE as an introductory product, which suits the needs and experience levels of its users. The IPHONE is a technologically-advanced telephone that provides simple and convenient Internet access via a touch screen and pull-out keyboard and supports hypertext markup language ("HTML"). The phone also includes speaker, speed-dial, directory, caller-identification and voicemail features. The IPHONE was developed by InfoGear Technology Corporation. Big Planet has licensed the exclusive right to market the IPHONE in the multi-level marketing sales channel in the United States. In September 1999, Big Planet launched a free IPHONE campaign, which allows a customer to obtain an IPHONE free of charge with a three-year subscription to Big Planet's Internet and long-distance services. Big Planet is currently evaluating options for an IPHONE-like device for its Japan market.

         Connections. Big Planet provides dial-up Internet access to its customers through three separate access plans designed to cover the needs of a broad demographic group of consumers. As with many other Internet service providers, Big Planet outsources Internet access through a nationwide backbone network of more than 2,900 dial up access sites, or "POPS," in cities throughout the United States, which Big Planet believes is currently one of the largest network of POPS in the United States. Big Planet currently has approximately 40,000 Internet service customers. The Internet Service includes easy to use, reliable and competitively priced Internet access, electronic mail and content filtration for distributors and consumers. Big Planet also provides a powerful, yet easy-to-use tool for creating and maintaining sophisticated Web sites which is designed for the small business segment of the Internet, including Big Planet representatives. Big Planet currently hosts approximately 15,000 Web sites primarily for individuals and small businesses.

          Big Planet currently offers domestic and international long distance, prepaid calling cards, paging products and services and personal 800 numbers. Big Planet offers both residential and business long distance services through its relationship with Qwest Communications. As of December 31, 1999, approximately 30,000 customers were subscribed for long-distance service through this relationship. In February 2000, Big Planet contracted with I-Link, Incorporated ("I-Link"), an enhanced voice and data communications company, to obtain the exclusive global network marketing channel distribution rights for I-Link's products and services. Under the agreement, I-Link's existing network marketing representatives, together with their existing customers and sales volume, were transitioned to Big Planet and Big Planet began buying products and services from I-Link on a wholesale basis. The primary product is I-Link's "V-Link" which provides enhanced communications capabilities to customers including unified messaging of voicemail, e-mail and fax, and "find-me, follow me" features that allow a single phone call to ring to various different telephone devices such as cell, office and home. Big Planet has also entered into agreements to offer wireless telecommunications services through AT&T Wireless and through the Sprint PCS network. Big Planet also has a business relationship with SkyTel, which allows Big Planet to sell SkyTel's prepaid paging products, including SkyTel's BEEPWEARPRO pager watch.

          Destination. The Big Planet online store, www.bpstore.com, provides an online shopping environment to Big Planet distributors and their customers. The Big Planet store was initially opened in September 1998 and currently offers access to a wide selection of products and services from numerous different vendors in addition to Nu Skin and Pharmanex products. Big Planet has entered into agreements which link the Big Planet online store to Web sites of over 150 online retailers such as OnlineOfficeSupplies.com, ToysRus.com, Borders.com, Outpost.com, DVDExpress and Flowerclub.com. Distributors earn commissions on purchases by their customers through the online store and these affiliate sites. The Big Planet portal, my.bigplanet.com, completes the Internet community that Big Planet provides, offering customers various sources of information such as weather forecasts, stock quotes and other services, including a concierge service. The concierge service allows Big Planet customers to utilize a live-operator and Internet-search service that offers a personalized alternative to today's traditional Web-based search engines.

         BIG PLANET PRODUCT DEVELOPMENT. To date, Big Planet's product development has focused on developing its Internet facilities and operational systems in order to develop operational and support platforms necessary to ensure consistent services and provide for the introduction of new products and services. Big Planet continues to identify and secure contractual relationships with various vendors and suppliers that will enable Big Planet to sell competitively-priced technology, Internet and telecommunications products and services through its distribution channel. In addition, Big Planet is committed to identifying and securing contractual relationships with various vendors and suppliers for a wide selection of products for sale through its online store. Big Planet is evaluating the next generation of Internet devices including set top boxes, Internet appliances, cellular phones and wireless personal assistant devices that connect to the Internet.

          BIG PLANET SOURCING AND PRODUCTION. Because the Internet is the key component of Big Planet's business and strategy of controlling its customer relationships, Big Planet has made a significant investment in building a state-of-the-art network operations center which serves as the central platform for its U.S.-based Internet services, Web site hosting services and its online store. Similar to other ISPs, Big Planet outsources dial-up Internet access through a nationwide telecommunications network of approximately 2,900 POPS in cities throughout the United States with a contract with UUNet and other key backbone providers. Big Planet also has contractual relationships with leading technology companies such as Cisco Systems, EMC Corporation and Sun Microsytems, which provide additional reliability and support for its ISP business. Except for its Internet services, Web hosting and online shopping platform, substantially all of the services and products offered by Big Planet are contracted or sourced from unaffiliated third parties pursuant to contractual arrangements. For example, Big Planet has contracted with Qwest Communications to provide long distance phone services and Encore Telecommunications, LLC to provide wireless communications through the Sprint PCS network. By acting on an agency basis for these services, Big Planet is able to avoid the large capital deployment and investment that would be required to build the infrastructure necessary to provide such services. However, Big Planet's profit margins and its ability to deliver quality service at competitive prices depend upon its ability to negotiate and maintain favorable terms with such third-party providers. Big Planet also contracts with or enters into various business relationships with various unaffiliated parties to acquire the right to distribute unique and innovative products, such as the iPhone, through its online store.

REGIONAL PROFILES

         For information on revenue for each of the geographic regions in which Nu Skin Enterprises operated for the years ended December 31, 1997, 1998 and 1999, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the consolidated financial statements contained in the 1999 Annual Report to Stockholders and incorporated herein by reference.

         NORTH ASIA. The North Asia region currently consists of Nu Skin Enterprises' markets in Japan and South Korea. Japan is the Company's largest market with approximately $602.4 million in revenue in 1999. According to the World Federation of Direct Selling Associations, the direct selling channel in Japan generated sales of approximately $28.4 billion of goods and services in 1998, making Japan the largest direct selling market in the world. As of December 31, 1999, virtually all of Nu Skin's personal care products and nearly one-third of Pharmanex's nutritional supplements, including LIFEPAK, the Company's leading multi-vitamin and mineral supplement, were available in the Japanese market. In 1999, selected Pharmanex products acquired in the Pharmanex acquisition, including TEGREEN 97, CHOLESTIN, BIOGINKGO 27/7 and CORDYMAX CS-4, were introduced into Japan. In February 2000, the Company's divisional strategy was implemented in Japan with the introduction of the separate Pharmanex business opportunity. In addition, Big Planet is in the process of working with the Japanese market to make dial-up access service available to customers in Japan through the @nifty Internet service provided by Nifty Corporation, one of the largest ISPs in Japan. Under this arrangement, distributors will receive commissions for each monthly subscription fee paid by a customer that signs up for the "Big Planet powered by @nifty" account. Nu Skin currently offers the majority of its personal care products and Pharmanex currently offers approximately 20% of its nutritional supplements in South Korea. The Pharmanex business opportunity and certain of the natural nutritional supplements acquired in the Pharmanex acquisition were introduced into South Korea in January 2000.

         SOUTHEAST ASIA. The Company's Southeast Asia region currently consists of the markets in Taiwan, Hong Kong, Thailand, the Philippines, New Zealand, Australia and a small retail operation in the PRC. This region has been significantly affected by the Asian economic recession, which has severely curtailed consumer spending. Taiwan is the largest market in this region with revenue of $103.6 million in 1999. The Company is one of the largest direct selling companies in Taiwan. According to the World Federation of Direct Selling Associations, the direct selling channel in Taiwan generated approximately $1.2 billion in sales of goods and services in 1998. Management believes that the direct selling industry in Taiwan contracted during 1998 and 1999 due in part to the economic recession in the region and the PRC's ban on direct selling where many Taiwanese distributors had hoped to expand their businesses. Approximately
2.8 million people, which is about 10% of the population, are estimated to be involved in direct selling. Taiwan's government strictly regulates direct selling activities. For example, Taiwan's government has enacted tax legislation aimed to ensure proper tax payments by distributors on product sales to consumers. As of December 31, 1999, Nu Skin offered most of its personal care products and Pharmanex offered approximately one-half of its nutritional supplements in Taiwan. In August 1999, Pharmanex introduced its separate business opportunity and certain of the natural nutritional supplements acquired in the Pharmanex acquisition into Taiwan. Big Planet currently does not distribute any products or services in the Southeast Asia markets.

         OTHER MARKETS. The Other Markets region currently consists of the markets in Europe, the North American markets (which until 1999 had been operated by private affiliates) and Brazil. In March 1999, the Company terminated its license agreement with its affiliate Nu Skin USA which, prior to this termination, had the exclusive right to sell the Company's products within the United States. Accordingly, the only revenue the Company recognized in 1998 from sales in the United States related to license fees paid to the Company for use of the Company's trademarks and trade names and revenue from sales of the Company's products to Nu Skin USA. These fees and revenue accounted for a majority of the revenue in Other Markets in 1998. As of March 1999, the Company has recognized all revenue and associated expenses from sales of products in the United States. According to the World Federation of Direct Selling Associations, the direct selling channel in the United States generated sales of approximately $23 billion of goods and services in 1998, making the United States the second largest direct selling market in the world. In February 1999, Nu Skin Enterprises introduced its divisional strategy into the United States, the first market in which this strategy was implemented. Substantially all of Nu Skin's personal care products and Pharmanex's nutritional supplements and all of Big Planet's products and services are available in the United States.

         The European markets first opened in 1995 with the opening of the United Kingdom, Belgium, the Netherlands, France and Germany. Since that initial opening, an additional ten markets have been opened in Europe, including Iceland and Norway in 1999. Approximately 75 of Nu Skin's personal care products are sold in Europe. Pharmanex has introduced several IDN products into a limited number of the European markets. Big Planet currently does not offer any products in the European market.

         In November 1998, the Company opened the Brazilian market, which is the Company's first market in South America. According to the World Federation of Direct Selling Associations, the direct selling channel in Brazil generated sales of approximately $3.1 billion of goods and services in 1998, prior to the recent currency devaluation, making Brazil the third largest direct selling market in the world. Approximately 25% of Nu Skin's personal care products have been introduced in Brazil, along with 15 locally produced products. Neither Big Planet nor Pharmanex has introduced any of their products into the Brazil market.

DISTRIBUTION SYSTEM

         OVERVIEW OF DISTRIBUTION SYSTEM. The foundation of the Company's sales philosophy and distribution system is network marketing. Under most network marketing systems, distributors purchase products for resale to consumers and for personal consumption. Pursuant to the Company's Global Compensation Plan, the Company currently sells products exclusively through independent distributors who are not the Company's employees. The Company's network marketing program differs from many other network marketing programs in several respects.

     * The Global Compensation Plan is among the most financially rewarding plans offered to distributors by network marketing companies and can result in commissions to distributors aggregating up to 58% of a personal care or nutritional product's wholesale price. On a global basis, commissions have averaged approximately 39 to 42% of revenue from commissionable sales over the last eight years.

     * The Company was among the first to allow distributors to be compensated for product sales of downline-sponsored distributors around the world, and the Company believes it is now the first major network marketing company to allow distributors to be fully compensated for product sales of downline-sponsored distributors globally across all operating divisions.

     * The Company's order and fulfillment systems eliminate the need for distributors to carry significant levels of inventory.

         Network marketing is an effective vehicle to distribute the Company's products because:

     * Consumers can learn about products in person from distributors, which the Company believes is more effective for premium-quality products than using television and print advertisements,

     *    Direct sales allow for actual product testing by potential customers,

     *    There  is   greater   opportunity   for   distributor   and   customer
          testimonials, and

     * As compared to other distribution methods, distributors can give customers higher levels of service and attention by, among other things, following up on sales to ensure proper product usage and customer satisfaction and to encourage repeat purchases.

          Direct selling as a distribution channel has been enhanced in the past decade by advancements in communications, including telecommunications and Internet connectivity, and the proliferation of the use of videos and other electronic devices. For this reason, the Company maintains an in-house staff of creative and video production personnel for timely and cost-effective production of sales materials. In addition, the Company has recently reorganized its Information Technology department in order to, among other things, leverage Big Planet's existing Internet resources and expertise to implement effective Internet strategies in each of the Company's product divisions. The Company believes that the Internet will become an increasingly important business factor as more and more consumers purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, the Company expects that direct sellers will need to adapt their business models to integrate the Internet into their operations to remain successful. Management is committed to fully utilizing current and future technological advances to continue enhancing the effectiveness of direct selling. The Company's divisions in the United States currently maintain web sites where products may be ordered. In Japan, the Company's largest market, the Company set up an Internet order process in 1999. Since the introduction of the service in September 1999, more than 40,000 Japanese distributors have registered to use such service and have used it to place over $25 million in sales.

         Because of the nature of Big Planet's products and services, Big Planet distributors do not buy products for resale but act as independent sales representatives of Big Planet. These representatives can earn a commission on sales through the Big Planet online store by their customers. Big Planet does not pay commissions on the wholesale price but on the gross margins from sales of services and products. If products and services are purchased directly by distributors or customers from third parties with contractual relationships with Big Planet, the commission is based on the commission that Big Planet receives from such third parties with respect to such sales.

         The Company's revenue depends directly upon the number and productivity of its distributors. Growth in sales volume requires an increase in the productivity of distributors and/or growth in the total number of distributors. Over the last year, the Company has experienced a decline in the number of its distributors. The Company cannot assure stockholders that the productivity or number of distributors will be sustained at current levels or increased in the future. Furthermore, the Company estimates that, as of December 31, 1999, approximately 300 distributorships worldwide maintained Hawaiian Blue Diamond or Blue Diamond executive distributor levels, which are the Company's two highest executive distributor levels, and, together with their extensive downline networks, account for substantially all of the Company's revenue. Consequently, the loss of a high-level distributor, together with a group of leading distributors in such distributor's downline network, or the loss of a significant number of distributors for any reason, could harm the Company's business.

         SPONSORING. The Company relies on its distributors to sponsor new distributors. While the Company provides, at cost, product samples, brochures, magazines and other sales materials, distributors are primarily responsible for educating new distributors with respect to products, the Global Compensation Plan, and how to build a successful distributorship.

         The sponsoring of new distributors creates multiple levels in the network marketing structure. Persons that a distributor sponsors are referred to as "downline" or "sponsored" distributors. If downline distributors also sponsor new distributors, they create additional levels in the structure, but their downline distributors remain in the same downline network as their original sponsoring distributor.

         Sponsoring activities are not required of distributors. However, because of the financial incentives provided to those who succeed in building a distributor network that consumes and resells products, the Company believes that most of its distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. Generally, distributors invite acquaintances to sales meetings in which they present the Company's products and explain the Global Compensation Plan. People are often attracted to become distributors after using the Company's products and becoming regular customers. Once a person becomes a distributor, he or she is able to purchase products directly from the Company at wholesale prices. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users.

         A potential distributor must enter into a standard distributor agreement which obligates the distributor to abide by the Company's policies and procedures. Additionally, in most countries except Japan, a new distributor is required to enter into a product purchase agreement with the Company's local subsidiary, which governs product purchases. In some markets, the Company requires distributors to purchase a starter kit, which includes the Company's policies and procedures, for the approximate cost of producing the starter kit.

         GLOBAL COMPENSATION PLAN. The Company believes that one of its key competitive advantages is the Company's Global Compensation Plan. Distributors receive higher levels of commissions as they advance under the Global Compensation Plan. The Global Compensation Plan is seamlessly integrated across all markets in which distributors sell products, allowing distributors to receive commissions for global product sales, rather than merely local product sales. The Company has also enhanced the Global Compensation Plan to allow distributors to develop a seamless global network of downline distributors across any or all of the product divisions. Management believes the Company is the first major network marketing company to allow distributors to be fully compensated for global sales of downline-sponsored distributors across separately branded product divisions.

         The Company's distributors benefit significantly from receiving commissions at the same rate for sales in foreign countries as for sales in their respective home countries and across product divisions. In addition, distributors are not required to establish new distributorships or requalify for higher levels of commissions within each new country in which they begin to operate, which is frequently the case under the compensation plans of many of the Company's competitors. Under the Global Compensation Plan, distributors are paid consolidated monthly commissions in the distributor's home country, in local currency, for product sales in that distributor's global downline distributor network across all product divisions.

         HIGH LEVEL OF DISTRIBUTOR INCENTIVES. Based upon management's knowledge of competitors' distributor compensation plans, management believes that the Global Compensation Plan is among the most financially rewarding plans offered to distributors by network marketing companies. Currently, there are two fundamental ways in which distributors can earn money:

     * Through retail markups on personal care and nutritional products sold wholesale (recommend range of 43% to 60%), and

     *    Through a series of commissions on product sales.

         Commissions on personal care and nutritional products can result in commissions aggregating up to 58% of a product's wholesale price. On a global basis, commissions have averaged approximately 39 to 42% of revenue from commissionable sales over the last eight years.

         Each of the Company's products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per month. Sales volume points are essentially based upon a product's wholesale cost, net of any point-of-sale taxes. As a distributor's retail business expands and as he or she successfully sponsors other distributors into the business who in turn expand their own businesses, he or she receives a higher percentage of commissions.

         Once a distributor becomes an executive-level distributor, the distributor can begin to take full advantage of the benefits of commission payments on personal and group sales volume. To achieve executive status, a distributor must achieve specified personal and group sales volumes for a required period of time. To maintain executive status, a distributor must generally also maintain specified personal and group sales volumes. An executive's commissions can increase substantially as downline distributors achieve executive status. In determining commissions, the number of levels of downline distributors included in an executive's group increases as the number of executive distributorships directly below the executive increases.

         On a monthly basis, the Company evaluates distributor requests for exceptions to the terms and conditions of the Global Compensation Plan. While the general policy is to discourage exceptions, the Company believes that the flexibility to grant such exceptions is critical in retaining distributor loyalty and dedication. In each market, distributor services personnel evaluate each such instance and make appropriate recommendations to the Company.

         As of the dates indicated below, the Company had the following number of executive distributors:

Region                1995      1996      1997      1998      1999
------               ------    ------    ------    ------    ------

North Asia            4,017    14,844    16,654    17,311    14,601
Southeast Asia        4,129     6,199     5,642     5,091     3,419
Other Markets(1)         27       436       393       379     2,985
                     ------    ------    ------    ------    ------
   Total              8,173    21,479    22,689    22,781    21,005
                     ======    ======    ======    ======    ======
----------

(1) Upon the termination of the Nu Skin USA distribution license in March 1999, the Company added 2,757 executive level distributors in the United States.

         DISTRIBUTOR SUPPORT. The Company is committed to providing high-level support services tailored to the needs of its distributors in each market. The Company attempts to meet the needs and build the loyalty of distributors by providing personalized distributor services, a support staff that assists distributors as they build networks of downline distributors and a liberal product return policy. Because many distributors have only a limited number of hours each week to concentrate on their business, the Company believes that maximizing a distributor's efforts by providing effective distributor support has been and will continue to be important to the Company's success.

         Through training meetings, annual conventions, distributor focus groups, regular telephone conference calls and other personal contacts with distributors, the Company seeks to understand and satisfy the needs of its distributors. The Company provides walk-in, telephonic and computerized product fulfillment and tracking services that result in user-friendly, timely product distribution. Several walk-in centers maintain meeting rooms which distributors may utilize in training and sponsoring activities. In addition, the Company is committed to evaluating new ideas in technology and services that it can provide to distributors, such as automatic product reordering. The Company currently utilizes voicemail, teleconferencing, fax and Internet services to provide Company and product information and ordering and to handle group and personal sales volume inquiries.

         RULES AFFECTING DISTRIBUTORS. The Company's standard distributor agreement, policies and procedures and compensation plan contained in every starter and/or introductory kit outline the scope of permissible distributor marketing activities. The distributor rules and guidelines are designed to provide distributors with maximum flexibility and opportunity within the bounds of governmental regulations regarding network marketing and prudent business policies and procedures. Distributors are independent contractors and are expressly prohibited from representing themselves as agents or employees. The Company requires distributors to present products and business opportunities ethically and professionally. Distributors further agree that their presentations to customers must be consistent with, and limited to, the product claims and representations made in literature distributed by the Company. Under most regulations governing nutritional supplements, no medical claims may be made regarding the products, nor may distributors prescribe any particular product as suitable for any specific ailment. Even though sponsoring activities can be conducted in many countries, distributors may not conduct marketing activities outside of countries in which the Company currently conducts business and further may not export for sale products from one country to another.

         Distributors must represent to the Company that their receipt of commissions is based on retail sales and substantial personal sales efforts. Exhibiting commission statements or checks is prohibited. The Company must produce or pre-approve all sales aids used by distributors such as videotapes, audiotapes, brochures, promotional clothing and other miscellaneous items.

         Distributors may not use any form of media advertising to promote products. Products may be promoted only by personal contact or by literature produced or approved by the Company. Generic business opportunity advertisements, without using the Company's name, may be placed in accordance with required guidelines in some countries. The Company's logos and names may not be permanently displayed at any location. Distributors may not use the Company's trademarks or other intellectual property without the Company's consent.

         Products generally may not be sold, and the Company's business opportunities may not be promoted, in traditional retail environments. Pharmanex has made an exception to this rule and has allowed its products to be sold in independently owned pharmacies and drug stores meeting specified requirements. Additionally, distributors may not sell at conventions, trade shows, flea markets, swap meets and similar events. Distributors who own or are employed by a service-related business such as a doctor's office, hair salon or health club, may make products available to regular customers as long as products are not displayed visibly to the general public in such a way as to attract the general public into the establishment to purchase products.

         Generally, a distributor can receive commission bonuses on nutritional and personal care products only if, on a monthly basis, the distributor:

     * Achieves at least 100 points, which is approximately $100, in personal sales volume,

     *    Documents retail sales to at least five retail customers,

     *    Sells and/or consumes at least 80% of personal sales volume, and

     *    Is not in default of any material policies or procedures.

         The Company systematically reviews alleged reports of distributor misbehavior. If the Company determines that a distributor has violated any of the distributor policies or procedures, the Company may terminate the distributor's rights completely. Alternatively, the Company may impose sanctions such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines or penalties, withholding commissions until specified conditions are satisfied or other appropriate injunctive relief. A distributor may voluntarily terminate his/her distributorship at any time.

         PAYMENT. Distributors generally pay for products prior to shipment. Accordingly, the Company carries minimal accounts receivable. Distributors typically pay for products in cash, by wire transfer and by credit card. Cash, which represents a significant portion of all payments, is received by order takers in the distribution centers when orders are personally picked up by a distributor.

         SALES AIDS. The Company provides an assortment of sales aids to facilitate the sales of its products. In dollar terms, the largest sales aid is the Company's starter kit which includes materials such as product brochures, training materials and order forms. Sales aids include videotapes, audiotapes, brochures, promotional clothing and other miscellaneous items to help create consumer awareness of the Company and its products. Sales aids are priced at the Company's approximate cost, and distributors do not receive commissions on purchases of sales aids.

         PRODUCT GUARANTEES. The Company believes that it is among the most consumer-protective companies in the direct selling industry. For 30 days from the date of purchase, the Company's product return policy allows a retail purchaser to return any product to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the return privilege is in the discretion of the distributor. Because distributors may return unused and resalable products to the Company for a refund of 90% of the purchase price for one year, they are encouraged to provide consumer refunds beyond 30 days. In addition, the Company's product return policy is an important tool used by distributors in developing a retail customer base. The Company's experience with actual product returns has averaged less than 5% of annual revenue through 1999. Because many of Big Planet's products and services are provided directly to consumers by third-party vendors, the same 30-day return privilege does not apply to products purchased by consumers from such vendors unless such vendors otherwise agree.

COMPETITION

         PERSONAL CARE AND NUTRITIONAL PRODUCTS. The markets for personal care and nutritional products are large and intensely competitive. The Company competes directly with numerous companies that manufacture and market personal care and nutritional products in each of the Company's product categories and product lines. The Company competes with other companies in the personal care and nutritional products industry by emphasizing the innovation, value and premium-quality of its products and the convenience of the Company's distribution system. Many of the Company's competitors have much greater name recognition and financial resources than the Company. Moreover, large pharmaceutical companies are increasingly entering into the nutritional supplement market. In addition, personal care and nutritional products can be purchased in a wide variety of channels of distribution. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person or through a catalog, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other personal care and nutritional product companies. There cannot be any assurance that the

Company's personal care and nutrition business and results of operations will not be harmed by market conditions and competition in the future.

         TECHNOLOGY, INTERNET, AND TELECOMMUNICATIONS PRODUCTS AND SERVICES. The markets for technology, Internet and telecommunications products and services are similarly large and intensely competitive. In addition, the Internet services and e-commerce markets are new and rapidly evolving. The Company expects the competition to intensify further in these markets in the future. Barriers to entry for e-commerce are relatively low as current and new competitors can launch new Web sites at relatively low costs. Big Planet's online shopping services also compete with other channels of distribution, including catalogue sales and traditional retail sales. Big Planet currently or potentially competes with other companies for its Internet and telecommunications services and products, including:

     * Established, large online services providers such as America Online and Microsoft Network,

     * Local, regional and national Internet service providers such as MindSpring and Earthlink,

     * National telecommunications companies such as AT&T Corporation, MCI WorldCom, Inc. and Sprint Corporation, and

     *    Numerous e-commerce Web sites such as Amazon.com and Buy.com.

Many of Big Planet's competitors have much greater name recognition and financial resources than the Company. In addition, the Company understands that some e-commerce vendors have elected to sell products for little or no gross margins and to generate revenue through the sale of advertising. Big Planet would have a difficult time competing based on price with such vendors because its distribution system results in a commission payment based on such sales. Big Planet may be at a disadvantage because it relies upon services and products provided by third parties and must rely on its ability to acquire quality and reliable services from vendors at a price that allows its distributors to sell services at competitive rates and still generate attractive commissions. Big Planet attempts to compete with other companies in this market through offering convenient access to a wide variety of technology, Internet and telecommunications services and products at competitive prices with a high level of customer service. There can be no assurance that Big Planet's business and results of operations will not be harmed by the intense competition in the technology, Internet and telecommunications market.

         NETWORK MARKETING COMPANIES. The Company also competes with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition and financial resources. The leading network marketing company in the Company's existing markets is Amway Corporation and its affiliates. The Company competes for new distributors on the strength of its multiple business opportunities, product offerings, Global Compensation Plan, management strength and appeal of the Company's international operations. The Company anticipates the entry of many more direct selling organizations into the marketplace as this distribution channel expands over the next several years and as existing competitors expand into new markets. In order to successfully compete in this market and attract and retain distributors, the Company must maintain the attractiveness of its business opportunities to its distributors. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition.

INTELLECTUAL PROPERTY

         The Company's major trademarks are registered in the United States and in many other countries, and the Company considers its trademark protection to be very important to its business. The major trademarks include the following:
Nu Skin, Interior Design Nutritionals, IDN, Pharmanex, Big Planet, and LIFEPAK. The Company generally registers its important trademarks in the United States and each market where the Company operates or has plans to operate. In addition, a number of the Company's products are based on proprietary technologies and formulations.

GOVERNMENT REGULATION

         DIRECT SELLING ACTIVITIES. Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid," "money games" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in the Company's current markets often:

     *    Impose   cancellation/product    return,   inventory   buy-backs   and
          cooling-off rights for consumers and distributors,

     * Require the Company or its distributors to register with governmental agencies,

     *    Impose reporting requirements, and/or

     * Impose upon the Company requirements, such as requiring distributors to maintain levels of retail sales to qualify to receive commissions, to ensure that distributors are being compensated for sales of products and not for recruiting new distributors.

The extent and provisions of these laws, however, vary from country to country and can impose significant restrictions and limitations on the Company's business operations. For example, in South Korea, the Company cannot pay more than 35% of its revenue to its distributors in any given month. In Germany, the German Commercial Code prohibits using direct salespersons to promote multi-level marketing arrangements by making the inducement to purchase products for resale illegal. Accordingly, the Company, through its German subsidiary, sells products to consumers through a "commercial agent" rather than a distributor. As a result, in Germany the Company is subject to potential tax and social insurance liability as well as agency laws governing the termination of commercial agents. The European Commission is also currently monitoring the direct sales industry which could lead to European Union level regulation in the Company's markets in Europe.

         Based on the Company's research conducted in opening existing markets, the nature and scope of inquiries from government regulatory authorities, and the Company's history of operations in such markets to date, the Company believes that its method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which the Company currently operates. The PRC currently has laws in place that prohibit the Company from conducting business in such market using the Company's existing business model. The PRC recently announced its intention to lift this temporary ban in 2003. There can be no assurance, however, that the Company will be allowed to conduct business in new markets or continue to conduct business in each of its existing markets. See "Risk Factors -- Laws and regulations may prohibit or severely restrict our direct sales efforts and cause our sales and profitability to decline" for additional discussion of the regulatory environment for network marketing.

         REGULATION OF PERSONAL CARE AND NUTRITIONAL PRODUCTS. The Company's personal care and nutritional products and related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities. These include the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC") , the Consumer Product Safety Commission, and the United States Department of Agriculture in the United States, State Attorneys General and other state regulatory agencies, and the Ministry of Health and Welfare in Japan.

         The Company's markets have varied regulations concerning product formulation, labeling, packaging and importation. These laws and regulations often require the Company to, among other things:

     * Reformulate products for a specific market to meet the specific product formulation laws of such country,

     *    Conform product labeling to the regulations in each country, and

     * Register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of such products.

For example, in Japan, the Ministry of Health and Welfare requires the Company to have an import business license and to register each personal care product imported into Japan. The Company must also reformulate many products to satisfy other Ministry of Health and Welfare regulations. In Taiwan, all "medicated" cosmetic and pharmaceutical products require registration. These regulations can limit the Company's ability to import products into the Company's markets and can delay introductions of new products into markets as the Company goes through the registration and approval process for such products. The sale of cosmetic products is regulated in the European Union member states under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

         Nutritional supplements are strictly regulated in the Company's markets. These markets have varied regulations that apply to and distinguish nutritional health supplements from "drugs" or "pharmaceutical products." For example, the Company's products are regulated by the FDA of the United States under the Federal Food, Drug and Cosmetic Act. The Federal Food, Drug and
Cosmetic Act has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act and the Dietary Supplement Health and Education Act. The Dietary Supplement Health and Education Act establishes rules for determining whether a product is a dietary supplement. Under this statute, dietary supplements are regulated more like foods than drugs, are not subject to the food additive provisions of the law, and are generally not required to obtain regulatory approval prior to being introduced to the market. None of this infringes, however, upon the FDA's power to remove an unsafe substance from the market. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, the Company will generally not be able to distribute such product in such market through the Company's distribution channel because of strict restrictions applicable to drug and pharmaceutical products. For example, certain of Pharmanex's nutritional products, such as BIOGINGKO 27/7 and St. John's Wort, may not be marketed through the direct sales channel in certain European markets, such as Germany and Austria, and CHOLESTIN cannot be marketed in South Korea. In addition, the FDA has recently appealed the decision of a federal district court that CHOLESTIN could be sold as a dietary supplement under the Dietary Supplement Health and Education Act. If the FDA succeeds in overturning the district court's decision, the Company will be unable to sell CHOLESTIN in its current form without first obtaining FDA approval.

         Many of the Company's existing markets also regulate product claims and advertising. These laws regulate the types of claims and representations that can be made regarding the efficacy of products, particularly dietary supplements. Accordingly, these regulations can limit the ability of the Company and its distributors to inform consumers of the full benefits of the Company's products. This can make it difficult to adequately distinguish the Company's quality products from lower-price products of poor quality that do not offer the same level of benefits. In Japan, the Company and its distributors are severely restricted in making any claims concerning the health benefits of the Company's nutritional supplements. In the United States, the Company is unable to make any claim that any of the Company's nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. The Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. The FDA recently issued final regulations concerning these issues. One of the strategic purposes of the Company's acquisition of Pharmanex was to obtain additional resources to enhance the Company's ability to comply with these requirements in the Company's markets.

         The FTC similarly requires that product claims be substantiated. In 1994, Nu Skin International, Inc., a subsidiary of the Company ("Nu Skin International"), and three of its distributors entered into a consent decree with the FTC with respect to its investigation of product claims and distributor practices. As part of the settlement of this investigation, Nu Skin International paid approximately $1.0 million to the FTC. In August

1997, Nu Skin International reached a settlement with the FTC with respect to product claims and its compliance with the 1994 consent decree, pursuant to which settlement Nu Skin International paid $1.5 million to the FTC.

         The Company and its vendors are also subject to laws and regulations governing the manufacturing of the Company's products. For example, in the United States the FDA regulations establish Good Manufacturing Practices for foods and drugs. The FDA has also proposed detailed Good Manufacturing Practices for nutritional supplements; however, no such regulations have yet been adopted.

         To date, the Company has not experienced any difficulty maintaining its import licenses but has experienced complications regarding health and safety and food and drug regulations for nutritional products. Many of the Company's products have required reformulation to comply with local requirements. In addition, in Europe there is no uniform legislation governing the manufacture and sale of nutritional products. Complex legislation governing the manufacturing and sale of nutritional products in this market has inhibited the Company's ability to gain quick access to this market for the Company's nutritional supplements. These conditions could continue to delay sales of the Company's nutritional supplements in these markets, particularly Germany, which already has a large nutritional, herbal and dietary products industry. Currently, the Company is only marketing its core nutritional products in a limited number of countries in the European market.

         INTERNET/TELECOMMUNICATIONS REGULATION. In the United States, Internet service providers are generally considered "enhanced service providers" and are exempt from federal and state regulations governing common carriers.
Accordingly, Big Planet's provision of Internet access services is currently exempt from tariff, certification and rate regulation. Nevertheless, regulations governing disclosure of confidential information, copyright, excise tax and other requirements apply to Big Planet's provision of Internet access services. In addition, the applicability of certain existing laws to the Internet is uncertain. The majority of laws were adopted prior to the advent of the Internet and related technologies and do not clearly address unique issues associated with the Internet and related technologies. Additionally regulations directly or indirectly governing Internet service providers could be adopted in the future. Accordingly, there can be no assurance that operations will not be adversely affected by the adoption of any such laws or the application of existing laws to the Internet.

         Big Planet's telecommunications products and services are subject to varying degrees of telecommunications regulation in each of the jurisdictions in the United States in which Big Planet operates. In the United States, domestic telecommunications service and international communications services in the United States are subject to the provisions of the Communications Act, as amended by the Telecommunications Act of 1996, and Federal Communications Commission (the "FCC") regulations and rules adopted thereunder, as well as the applicable laws and regulations of the various states. Big Planet currently offers long distance and cellular services through master agency relationships with Qwest Communications, AT&T Wireless and Encore Telecommunications. Under such relationships, Qwest, AT&T and Encore are the regulated provider of such services and Big Planet is not subject to the jurisdiction of state or federal telecommunications regulatory bodies in connection with the offering of such products and services. Big Planet is also currently providing enhanced voice and data communication services as a result of its recent transaction with I-Link. Although these services are currently not regulated by state or federal telecommunications agencies, the FCC is conducting an inquiry into the applicability of traditional telecommunications regulations to such services. Currently, the I-Link services can be considered "enhanced services" exempt from federal and state regulations governing common carriers. Notwithstanding the foregoing, Big Planet is currently authorized on both a federal and state level (in substantially all 50 states) to provide traditional long distance telecommunications service. To the extent Big Planet elects to become a reseller of long distance services or the provision of enhanced voice and data communication services becomes subject to regulations, Big Planet may become subject to rules and regulations which may impose material burdens on the Big Planet's operations or financial performance.

         Big Planet is not currently providing Internet or telecommunications services in any foreign markets. In overseas markets, such services would be subject to the regulatory regimes in each of the countries in which it seeks to conduct business. Local regulations range from permissive to restrictive, depending upon the country. Many overseas telecommunications markets are undergoing dramatic changes as a result of privatization and deregulation. Despite recent trends toward deregulation, some countries do not currently permit competition in the provision of public switched voice telecommunications services, which will limit Big Planet's and other similarly situated United States-based carriers' ability to provide telecommunications services in some markets. Some countries, including Japan, presently subject Internet access service to regulatory oversight under existing telecommunications laws in some circumstances.

         OTHER REGULATORY ISSUES. As a United States entity operating through subsidiaries in foreign jurisdictions, the Company is subject to foreign exchange control and transfer pricing laws that regulate the flow of funds between the Company's subsidiaries and the Company for product purchases, management services and contractual obligations such as the payment of distributor commissions. The Company believes that it is operating in compliance with all applicable foreign exchange control and transfer pricing laws. However, there can be no assurance that the Company will continue to be found to be operating in compliance with foreign exchange control and transfer pricing laws, or that such laws will not be modified, which, as a result, may require changes in the Company's operating procedures.

         As is the case with most companies that operate in the Company's product categories, the Company has from time to time received inquiries from government regulatory authorities regarding the nature of the Company's business and other issues such as compliance with local direct selling, customs, taxation, foreign exchange control, securities and other laws. Although to date none of these inquiries has resulted in a finding materially adverse to the Company, adverse publicity resulting from inquiries into the Company's operations by United States and state government agencies in the early 1990s, stemming in part from alleged inappropriate product and earnings claims by distributors, and in the mid 1990s resulting from adverse media attention in South Korea, harmed the Company's business and results of operations. The Company could face similar inquiries in the future, which, either as a result of findings adverse to the Company as a result of adverse publicity resulting from the instigation of such inquiries, could harm the Company's business and results of operations.

         Based on the Company's experience and research and the nature and scope of inquiries from government regulatory authorities, the Company believes that it is in material compliance with all regulations applicable to the Company. Despite this belief, the Company could be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by independent distributors.

         Any assertion or determination that the Company or its distributors are not in compliance with existing laws or regulations could harm the Company's business or results of operations. In addition, in any country or jurisdiction, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or harm the Company's business and results of operations. Government agencies and courts in any of the Company's markets could use their discretionary powers and authority to interpret and apply laws in a manner that would limit the Company's ability to operate or otherwise harm the Company's business. The Company cannot determine the effect, if any, that future governmental regulations or administrative orders may have on its business and results of operations. Governmental regulations in countries where the Company plans to commence or expand operations may prevent, delay or limit market entry of certain products or require the reformulation of such products. Regulatory action, whether or not it results in a final determination adverse to the Company, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on the Company's sales and earnings.

EMPLOYEES

         As of December 31, 1999, the Company had approximately 2,800 full-time and part-time employees. None of the employees is represented by a union or other collective bargaining group. The Company believes its relationship with its employees is good, and does not currently foresee a shortage in qualified personnel needed to operate the Company's business.

RISK FACTORS

         There are certain significant risks that the Company faces, many of which are substantial in nature. The following risks and information should be considered in connection with the other information contained in this filing. The Securities and Exchange Commission (the "SEC") has issued regulations which require these risk factors to be presented in first person narrative and other "plain English" styles required by the SEC. The purpose of these requirements is to make the risk factors easier to understand and more clear.

FAILURE TO SUCCESSFULLY IMPLEMENT THE DIVISIONAL STRATEGY COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

         We have faced challenges in implementing our divisional strategy in 1999. The growth outlook for the year 2000 and beyond is based upon the success of this strategy of focusing on three divisions of products and opportunity. If we are unable to successfully integrate this strategy, or if the strategy does not generate increased distributor activity and productivity, then we may experience lower revenue, earnings and business synergies than we currently expect from such strategy. Some of the challenges include:

     * Distributor uncertainty concerning the strategy, the implementation of the strategy and related changes to the distributor compensation plan,

     * Longer than anticipated delays in obtaining incremental revenue growth and distributor growth from the implementation of the strategy,

     * Unforeseen expenses or difficulties in the further implementation of the strategy, and

     * Increasing strain on management to effectively manage a worldwide business that is growing in complexity and diversity across all three divisions and in all markets.

IF THE NUMBER OR PRODUCTIVITY OF INDEPENDENT DISTRIBUTORS DOES NOT INCREASE, OUR REVENUE WILL NOT INCREASE.

         To increase revenue, we must increase the number of and/or the productivity of our distributors. We can provide no assurances that distributor numbers will increase or remain constant or that productivity will increase. Over the past year, we have experienced a decline in the number of our distributors. This trend may continue. Distributors may terminate their services at any time, and, like most direct selling companies, there is high turnover among distributors from year to year. We cannot accurately predict how the number and productivity of distributors may fluctuate because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and attract new distributors. The number and productivity of distributors also depend on several additional factors, including:

     * Adverse publicity regarding us, our products, our distribution channel or our competitors,

     *    The public's perception of our products and their ingredients,

     * The public's perception of our distributors and direct selling businesses in general, and

     *    General economic and business conditions.

In addition, we may face "saturation" or maturity levels in a given country or market. This is of particular concern in Taiwan, where industry sources have estimated that up to 10% of the population is already involved in some form of direct selling. The maturity of certain of our markets could also affect our ability to attract and retain distributors in those markets.

ADVERSE ECONOMIC AND POLITICAL CONDITIONS IN SOME ASIAN MARKETS, PARTICULARLY JAPAN, COULD HARM OUR BUSINESS.

         Economic and political conditions in most Asian markets have been poor in recent years and may not improve or may worsen. In 1998 and 1999 our revenue and net income decreased in part because of economic conditions in these markets and stagnant consumer confidence. Continued or worsening economic and political conditions in Asia, particularly in Japan given that market's significance to our operations, could further reduce our revenue and net income.

CURRENCY EXCHANGE RATE FLUCTUATIONS COULD LOWER OUR REPORTED REVENUE AND NET INCOME.

         We recognize most of our revenue in non-United States markets using local currencies. We purchase inventory primarily in the United States and in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in these countries from their local currencies into U.S. dollars using weighted average exchange rates. We had favorable exchange rate movement in 1999 that helped to partially offset the local currency decline in revenue in Japan. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future business, product pricing, results of operations or financial condition. However, because nearly all revenue is realized in local currencies and the majority of cost of sales is denominated in U.S. dollars, gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening of the U.S. dollar. Although we attempt to reduce exposure to exchange rate fluctuations by using foreign currency exchange contracts, we cannot be certain these contracts or any other hedging activity will effectively reduce exchange rate exposure.

GOVERNMENT INQUIRIES, INVESTIGATIONS AND ACTIONS COULD HARM OUR BUSINESS.

         From time to time we receive formal and informal inquiries from various government regulatory authorities about our business and our compliance with local laws and regulations. Any assertion or determination that we or any of our distributors are not in compliance with existing laws or regulations could potentially harm our business. Even if governmental actions do not result in rulings or orders, they potentially could decrease distributor productivity and create negative publicity. Negative publicity could detrimentally affect our efforts to motivate and recruit new distributors and, consequently, reduce revenue and net income.

THE LOSS OF KEY HIGH-LEVEL DISTRIBUTORS COULD REDUCE OUR REVENUE.

         Although we have approximately 500,000 distributors, approximately 300 distributors currently occupy the highest levels under the Global Compensation Plan. These distributors, together with their extensive networks of downline-sponsored distributors, account for substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in such distributor's network of downline distributors could significantly reduce our revenue.

LAWS AND REGULATIONS MAY PROHIBIT OR SEVERELY RESTRICT OUR DIRECT SALES EFFORTS AND CAUSE OUR SALES AND PROFITABILITY TO DECLINE.

         Various government agencies throughout the world regulate direct sales practices, intending generally to prevent fraud. If we are unable to continue business in existing markets or commence operations in new markets because of such laws, our revenue and profitability will decline. The PRC and Singapore currently have laws that prohibit us from conducting business in such markets under our current distribution model. Other countries in which we currently do business could change their laws or regulations to negatively affect or prohibit completely direct sales efforts. Additionally, government agencies and courts in the countries where we operate may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harms our business. Also, if any governmental authority brings a regulatory enforcement action against us that interrupts business, revenue and earnings would likely suffer. See "Government Regulation" for additional discussion of regulations and laws governing our direct sales practices.

CHALLENGES BY PRIVATE PARTIES COULD HARM OUR BUSINESS.

         We are currently subject to litigation commenced by certain Canadian distributors in 1993 which involves claims under U.S. federal securities laws and state anti-pyramid laws. An adverse judicial decision in such lawsuit, a determination that our marketing system constitutes a security, or the initiation of additional lawsuits challenging the legality of our network marketing system would harm our business. In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales, to protect consumers and to prevent inappropriate activities, such as inventory loading, to distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on those the FTC found acceptable in reviewing the legality of Amway Corporation's marketing system. We have also developed our rules and policies based on negotiations and discussions with the Attorney Generals' offices in several states and the FTC, and based on industry standards required by domestic and global direct sales associations. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact based and are subject to judicial interpretation. For example, in a 1996 case, WEBSTER V. OMNITRITION, the Ninth Circuit Court of Appeals ruled that the existence of rules patterned after the rules reviewed by the FTC in the Amway case do not establish as a matter of law that a network marketing system is legal. The court indicated that a company may need to introduce evidence that the rules and policies are enforced and actually serve to deter inventory loading and encourage retail sales in order to demonstrate that a particular network marketing system is lawful. The Ninth Circuit also raised questions and issues concerning the effectiveness of the rules at issue in that case and referred the case back to the trial court. These issues have not been definitively addressed by either a regulatory body or court since WEBSTER V. OMNITRITION. Because of the foregoing, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing.

GOVERNMENT   REGULATION  OF  PRODUCTS  AND  SERVICES  MAY  RESTRICT  OR  INHIBIT
INTRODUCTION OF THESE PRODUCTS IN SOME MARKETS AND COULD HARM OUR BUSINESS.

         We may be unable to introduce our products in some markets if we fail to obtain needed regulatory approvals, or if any product ingredients are prohibited. For example, the FDA is seeking to prohibit the marketing of our product CHOLESTIN as a dietary supplement in the United States. If the FDA prevails, this would adversely affect sales of CHOLESTIN in its current form. In addition, regulations in Germany and Austria currently prevent us from marketing certain products such as St. John's Wort and BIOGINKGO 27/7. In addition, some markets have restrictions on private competition and foreign ownership of telecommunications products and services. The Internet is an emerging technology and market and, as such, new laws and regulations could be adopted to regulate such market and services that could affect our business. Failure to introduce products or delays in introducing products could reduce revenue and decrease profitability. Regulators also may prohibit us from making therapeutic claims about products despite research and independent studies supporting such claims. These product claim restrictions could lower sales of some of our products. See "Government Regulation" for more information about government regulation of our products and services.

CHANGES IN TAX LAWS COULD HARM OUR BUSINESS.

         We are subject to various domestic and foreign tax, foreign exchange, import duty and transfer price laws. These laws can be complex and subject to various interpretations. We are subject to various risks including:

     *    Changes  in any such laws  that  result  in  higher  taxes or  duties,
          subject   more  of  our  income  to   taxation   in  higher   tax-rate
          jurisdictions, subject our sales to point-of-sales or value-added taxes, or impose new or additional taxes.

     * Any investigation or determination by regulatory authorities that we are not in compliance with such laws.

     *    Inability to utilize foreign tax credits.

As we increase sales of our products and services over the Internet, we could become subject to more taxes in the future if such transactions become subject to greater taxation. In the United States, Congress passed the Internet Tax Freedom Act in 1998, which placed a three-year moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. There is a possibility that Congress may not renew this legislation in 2001. If Congress chooses not to renew this legislation, U.S. state and local governments would be free to impose new taxes on electronically purchased goods. We may face similar situations in our foreign markets in the future.

LOSING SUPPLIERS OR RIGHTS TO SELL PRODUCTS COULD HARM OUR BUSINESS.

         We currently acquire products and ingredients from a limited number of suppliers we consider to be among the best suppliers of products and ingredients. We also license the right to distribute some of our products from third parties. Losing any of these suppliers or licenses could restrict our ability to produce or distribute certain products and harm our sales as a result. We also obtain some of our botanical products from plants that can only be harvested once a year. As a result, problems growing a certain plant in a given year could limit our ability to produce a product with ingredients derived from that plant.

WE COULD BE SUBJECT TO PENALTIES FOR FAILING TO MEET MINIMUM PURCHASE REQUIREMENTS.

          We have entered into several agreements that enable us to distribute CHOLESTIN and CORDYMAX CS-4, both well-publicized Pharmanex products, and certain products and services of Big Planet. These contracts contain minimum purchase commitments. If we fail to satisfy minimum purchase requirements under the Pharmanex license agreements or otherwise default on our obligations, we could be required to pay a penalty of up to approximately $2.5 million in connection with the CHOLESTIN contract and up to approximately $2.0 million in connection with the CORDYMAX CS-4 contract to terminate our obligations. If any of these licenses are terminated as a result, it could limit our ability to sell CHOLESTIN or CORDYMAX CS-4. If Big Planet does not satisfy the terms of its commitments under its minimum purchase agreements, the total aggregate termination penalties under such agreements could be approximately $24.7 million. The largest of these commitments is for long distance telecommunications services. Big Planet is currently attempting to renegotiate the terms of this agreement.

OUR MARKETS ARE INTENSELY COMPETITIVE, AND MARKET CONDITIONS AND THE STRENGTHS OF COMPETITORS MAY HARM OUR BUSINESS.

         The markets for personal care and nutritional products and technology, Internet and telecommunications services and products are intensely competitive. We also compete with other network marketing companies for distributors. Results of operations may be harmed by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. Also, we currently do not have significant patent or other proprietary protection, and competitors may introduce products with the same natural ingredients and herbs as we use in our products. For example, CHOLESTIN, which is derived from the fermentation of red yeast on rice substrate, has received recent publicity. In response to this publicity, competitors have introduced competing red yeast products. Because of restrictions under regulatory requirements concerning claims about dietary supplements, we may have a difficult time differentiating our products from competitors'  products.  Accordingly,  as a result of these  competing  products entering the nutritional market, sales of CHOLESTIN and other natural supplements could suffer. In addition the technology, Internet and telecommunications products and services market is very price sensitive.

IF WE FAIL TO KEEP PACE WITH INTERNET-RELATED AND OTHER TECHNOLOGICAL CHANGES, OUR BUSINESS MAY BE HARMED.

         Direct selling companies are adapting their business models to integrate the Internet and other technological advances into their operations as more and more consumers purchase goods and services using the Internet instead of traditional retail and direct sales channels. The Internet and e-commerce markets are characterized by rapidly changing technology, evolving industry standards, and frequent new services and enhancements to meet evolving customer demand. In 1999, we completed the acquisition of Big Planet which is postured to help us integrate the Internet into our business. Big Planet's and our other e-commerce initiatives' future success will depend on our ability to adapt to rapidly changing technologies, to adapt services to evolving industry standards and to continually improve the performance, features and reliability of our services. Failure to adapt to such changes could harm our business.

ADOPTION OF NEW INTERNET AND TECHNOLOGICAL ADVANCES COULD REQUIRE SUBSTANTIAL EXPENDITURES.

         The widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt services or infrastructure. Big Planet incurred operating losses of approximately $36 million in 1999 ($13.7 million following the acquisition by us in July 1999), and we anticipate further operating losses over the next couple of years. We can provide no assurances that we will be able to integrate the Internet into our business in a profitable manner or that we will be able to operate Big Planet profitably or effectively market its products and services through a network marketing system.

SYSTEM FAILURES COULD HARM BUSINESS.

         As Internet and other technology initiatives are integrated into our business, our success will depend on the efficient and uninterrupted operation of computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our revenue and profits.

BIG PLANET MAY BE LIABLE FOR INFORMATION DISSEMINATED THROUGH ITS INTERNET ACCESS SERVICE.

         If Big Planet becomes liable for information provided by its users and carried on its Internet access service, Big Planet could be directly harmed and may be forced to implement new measures to reduce its exposure to this liability. The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Several private lawsuits currently are pending that seek to impose liability upon other online services companies. In addition, federal, state and foreign legislation has been proposed that imposes liability or prohibits the transmission over the Internet of different types of information.

OUR E-COMMERCE STRATEGIES AND BIG PLANET'S OPERATIONS WILL DEPEND ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE.

         The success of Big Planet's service and our e-commerce strategies will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high speed modems, for providing reliable Internet access and services. Because global commerce and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic. If the Internet continues to experience an increased number of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased users or bandwidth requirements.

THE HOLDERS OF OUR CLASS B COMMON STOCK CONTROL OVER 90% OF THE COMBINED VOTING POWER, AND THIRD PARTIES WILL BE UNABLE TO GAIN CONTROL OF OUR COMPANY THROUGH PURCHASES OF CLASS A COMMON STOCK.

         The ten original stockholders of our company together with their family members and affiliates have the ability to control the election of the board of directors and, as a result, future direction and operations, without the supporting vote of any other stockholder. These stockholders together with their family members and affiliates are able to control decisions about business opportunities, declaring dividends and issuing additional shares of Class A common stock or other securities. These stockholders own all outstanding shares of Class B Common Stock, which have ten-to-one voting privileges over shares of Class A Common Stock. Currently, these stockholders and their affiliates collectively own shares that represent more than 90% of the combined voting power of the outstanding shares of both classes of common stock. As long as these stockholders are majority stockholders, third parties will not be able to obtain control of our company through open-market purchases of shares of Class A Common Stock.

PRODUCT LIABILITY CLAIMS EXCEEDING PRODUCT LIABILITY INSURANCE COVERAGE COULD HARM OUR BUSINESS.

         We may be required to pay for losses or injuries caused by our products. If product liability insurance coverage fails to cover fully future product liability claims, we could be required to pay substantial monetary damages, which could harm business. We currently maintain an insurance policy covering product liability claims with a $1.0 million per claim and $1.0 million annual aggregate limit and an umbrella policy of $40 million.

SHARES ELIGIBLE FOR FUTURE SALE COULD AFFECT THE MARKET PRICE OF OUR CLASS A COMMON STOCK.

         If our stockholders sell a substantial number of shares of Class A Common Stock in the public market, the market price of our Class A Common Stock could fall. Several of our principal stockholders hold a large number of shares of the outstanding Class A Common Stock and the Class B Common Stock that is convertible into Class A Common Stock. Our original stockholders, who own approximately 80% of the outstanding shares, have been subject to an agreement which has limited their ability to sell shares on the open market since our initial public offering in 1996. These restrictions will end on March 26, 2000, and these original stockholders will be free to sell their shares on the open market subject to the volume limitations imposed by Rule 144. A decision by one or more of these stockholders to sell their shares could lower the market price of the Class A Common Stock.

NOTE REGARDING FORWARD-LOOKING STATEMENTS. Certain statements made in this filing under the caption "Business" are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, when used in this Report the words or phrases "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," "management believes," "the Company believes" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Exchange Act.

         Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and our future economic performance in each country in which we operate and our financial results. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein relate to, among other things:

     *    Our  efforts  to  shift  to  a  strategic,   product-based  divisional
          operating structure.

     * Our development efforts with respect to new personal care products and nutritional products through our research and development resources and capabilities.

     * Our expectation that we will renew our contract with our primary supplier and that we could source from other suppliers without great difficulty or significant increases in costs of goods.

     * Our belief that the Pharmanex acquisition has helped position us to penetrate further the growing nutritional market and that Pharmanex's research and development activities provide us with a competitive advantage.

     * Our belief that we are able to perform more quality research and development work due to lower costs.

     * Our belief that technology, Internet and telecommunications products provide a compelling business opportunity and will allow us to reach new segments of the market.

     * Big Planet's efforts to evaluate options for an IPHONE-like device in Japan and other Internet devices for its markets and its efforts to establish additional strategic relationships to expand Big Planet's product offering.

     * The planned introduction of Internet services in Japan through the proposed relationship with Nifty Corporation.

     * Upgrading of our technological resources to support distributors, including using the Internet in distributing products.

     *    Our  compliance  with  applicable  laws  and  regulations,   including
          obtaining necessary product registrations and approvals.

         All forward-looking statements are subject to known and unknown risks and uncertainties, including those discussed in the above-referenced Risk Factors, that could cause actual results to differ materially from historical results and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of any such statement should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We disclaim any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

ITEM 2.   PROPERTIES

         The Company generally leases its warehouse, office, or distribution facilities in each geographic region in which the Company currently has operations. Nu Skin Enterprises believes that its existing and planned facilities are adequate for its current operations in each of its existing markets. The following table summarizes, as of March 10, 2000, Nu Skin Enterprises' major leased office and distribution facilities.


LOCATION                        FUNCTION                 APPROXIMATE SQUARE FEET
--------                        --------                 -----------------------
Provo, Utah*                    Distribution center                      198,000

Provo, Utah*                    Corporate offices                        125,000

San Francisco, California       Pharmanex corporate office                10,783

Redwood City, California        Laboratory                                 4,963

Los Angeles, California         Warehouse                                 30,000

Yokohama, Japan                 Warehouse                                 40,000

Tokyo, Japan                    Call center/distribution center           56,000

Tokyo, Japan                    Central office/distribution center        28,000

Taipei, Taiwan                  Central office/distribution center        35,000

Taoyuan, Taiwan                 Warehouse/distribution center             46,000

Ontario, Canada                 Office/warehouse                          31,000

Venlo, Netherlands              Warehouse/offices                         20,000

-----------------
*These facilities are leased from related parties.

In connection with the acquisition of Pharmanex, the Company acquired a production facility located in Huzhou, Zhejiang Province, China. The design and construction of this extraction and purification facility was completed in October 1994 and on-line production began in November 1994.


ITEM 3.  LEGAL PROCEEDINGS

         In February 1999, a federal district judge in Utah ruled that CHOLESTIN, one of Pharmanex's natural nutritional supplements, could be legally sold as a nutritional supplement under the Dietary Supplement Health and Education Act of 1994. The FDA had previously challenged the status of Cholestin as a dietary supplement, claiming it was a drug and could not be marketed without FDA approval. The FDA has since appealed to the Tenth Circuit Court of Appeals seeking to overturn the district court's decision. If the decision is overturned, the Company will not be able to sell CHOLESTIN in its current form without FDA approval.

         In March 1993, a class action lawsuit entitled NATALIE CAPONE ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED V. NU SKIN CANADA, INC., NU SKIN INTERNATIONAL, INC., BLAKE RONEY, ET AL., was filed against Nu Skin International and affiliated parties in federal district court in Utah alleging violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, common law fraud and violations of the Utah Consumer Sales Practices Act. The plaintiffs in the case also seek injunctive relief as well as disgorgement of profits and restitution to the plaintiffs of earnings, profits and other compensation. In June 1997, the court denied NSI's motion for summary judgment but also denied the plaintiff's motion to certify a similarly situated class of distributors. However, in May 1998 the court granted the plaintiff's motion to certify a similarly situated class of distributors based on more limited non-reliance claims under the Securities Act and the Utah Anti-Pyramid statute. The case has recently been assigned to a new judge and continues in discovery. The Company intends to continue to vigorously defend against this action.

         In January 2000, a derivative lawsuit captioned KAREN KINDT, ON BEHALF OF NU SKIN ENTERPRISES, INC. V. BLAKE RONEY ET.AL was filed in the Court of Chancery in the State of Delaware in and for New Castle County against the Board of Directors alleging a breach of fiduciary duty and self-dealing in connection with the Company's acquisition of Nu Skin International in 1998, and the termination of the license agreements with Nu Skin USA and the acquisition of Big Planet in 1999. The Board of Directors has appointed a special litigation committee to investigate the validity of the complaint.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The information required by Item 5 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's 1999 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 6.   SELECTED FINANCIAL DATA

               The information required by Item 6 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Selected Financial Data" in the Company's 1999 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The information required by Item 7 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Currency Risk and Exchange Rate Information" and Note 16 to the Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The information required by Item 8 of Form 10-K is incorporated herein by reference to the Consolidated Financial Statements and the related notes set forth in the Company's 1999 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.


                                    PART III

The information required by Items 10, 11, 12, and 13 of Part III are hereby incorporated by reference to the Company's Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission not later than April 29, 2000.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)      Documents filed as part of this Form 10-K:

                    1.   Financial Statements (pursuant to Part II, Item 8)*

                         Reports of Independent Accountants. **

                         Consolidated Balance Sheets at December 31, 1998 and
                         1999

                         Consolidated Statements of Income for the years ended December 31, 1997, 1998, and 1999

                         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998, and 1999

                         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998, and 1999

                         Notes to Consolidated Financial Statements

               --------------------

               *Except  as  noted  below,  the  foregoing  are  incorporated  by reference to the Company's 1999 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

               **The report of Grant Thornton LLP is attached  hereto as Exhibit
               23.2 and incorporated herein by reference.

                      2. Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

                      3.      Exhibits:  The following  Exhibits are filed with
                                         this Form 10-K:

                              Exhibit
                              Number    Exhibit Description
                              ------    -------------------

                              2.1 Stock Acquisition Agreement between Nu Skin Asia Pacific, Inc. and each of the persons on the signature pages thereof, dated February 27, 1998, incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                              2.2 Restated Agreement and Plan of Reorganization and Merger by and between the Company, Sage Acquisition Corporation and Generation Health Holdings, Inc. dated as of October 16, 1998, incorporated by reference to
                                         Exhibit 2.1 to the Company's  Amendment
                                         No.1 to  Current  Report on Form  8-K/A
                                         filed April 13, 1999.

                              2.3 Agreement and Plan of Merger dated as of May 3, 1999 by and among Nu Skin Enterprises, Inc., NSC Sub, Inc. NSG Sub, Inc., NSM Sub, Inc., NFB Sub, Inc., Nu Skin Canada, Inc., Nu Skin Guatemala, Inc., Nu Skin Guatemala, S.A., Nu Skin Mexico, Inc., Nu Skin Mexico, S.A. de C.V., Nu Family Benefits Insurance Brokerage, Inc. and certain stockholders, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 25, 1999.

                              2.4 Agreement and Plan of Merger and Reorganization dated May 3, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Nu Skin USA, Inc., Richard W.
                                         King,  Kevin V.  Doman  and  Nathan  W.
                                         Ricks,  incorporated  by  reference  to
                                         Exhibit  2.1 to the  Company's  Current
                                         Report  on Form  8-K  filed on July 28,
                                         1999.

                              2.5 First Amendment to Agreement and Plan of Merger and Reorganization dated July 2, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Maple Hills Investment, Inc. (formerly Nu Skin USA, Inc.), Richard
                                         W.  King,  Kevin V. Doman and Nathan W.
                                         Ricks,  incorporated  by  reference  to
                                         Exhibit  2.2 to the  Company's  Current
                                         Report  on Form  8-K  filed on July 28,
                                         1999.

                              3.1 Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit
                                         3.1  to  the   Company's   Registration
                                         Statement   on  Form  S-1   (File   No.
                                         333-12073) (the "Form S-1").

                              3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

                              3.3 Certificate of Designation, Preferences and Relative Participating, Optional, and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                              3.4 Amended and Restated Bylaws of the Company incorporated by reference to
                                         Exhibit 3.2 to the Company's Form S-1.

                              4.1 Specimen Form of Stock Certificate for Class a Common Stock incorporated by reference to Exhibit 4.1 to the Company's Form S-1.

                              4.2 Specimen Form of Stock Certificate for Class B Common Stock incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

                              10.1 Form of Indemnification Agreement to be entered into by and among the Company and certain of its officers and directors incorporated by reference to
                                         Exhibit 10.1 to the Company's Form S-1.

                              10.2       Intentionally left blank.

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

                              10.5 Form of Bonus Incentive Plan for Subsidiary Presidents incorporated by reference to Exhibit 10.18 to the Company's Form S-1.

                             10.6 Option Agreement by and between the Company and M. Truman Hunt incorporated by reference to Exhibit 10.19 to the Company's Form S-1.

                             10.7 Form of Amended and Restated Stockholders Agreement dated as of
                                         November  28,  1997,   incorporated  by
                                         reference  to  Exhibit   10.25  to  the
                                         Company's  Annual  Report  on Form 10-K
                                         for the year ended December 31, 1997.

                             10.8 Form of Management Services Agreement by and between NSIMG and each of Nu Skin USA, Inc. ("Nu Skin USA") and the other North American Affiliates, incorporated by reference to Exhibit
                                         10.33 to the Company's Annual Report on
                                         Form 10-K for the year  ended  December
                                         31, 1998.

                             10.9 Form of Wholesale Distribution Agreement by and between NSI and each of Nu Skin USA and the other North American Affiliates, incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             10.10 Form of Licensing and Sales Agreement by and between NSI and each of Nu Skin USA and the other North American Affiliates, incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             10.11 Form of Trademark\Tradename Licensing Agreement by and between NSI and each of Nu Skin USA and the other North American Affiliates, incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             10.12 Tax Sharing and Indemnification Agreement dated December 31, 1997, by and among NSI, Nu Skin USA, and the shareholders of NSI and Nu Skin USA and their successors and assigns, incorporated by reference to Exhibit
                                         10.37 to the Company's Annual Report on
                                         Form 10-K for the year  ended  December
                                         31, 1998.

                             10.13 Assumption of Liabilities and Indemnification Agreement dated
                                         December 31,  1997,  by and between NSI
                                         and  Nu  Skin  USA,   incorporated   by
                                         reference  to  Exhibit   10.38  to  the
                                         Company's  Annual  Report  on Form 10-K
                                         for the year ended December 31, 1998.

                             10.14 Employee Benefits Allocation Agreement by and between NSI and Nu Skin USA, incorporated by reference to Exhibit
                                         10.39 to the Company's Annual Report on
                                         Form 10-K for the year  ended  December
                                         31, 1998.

                             10.15 Form of Licensing Agreement between NSI and Big Planet, incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                              10.16 Form of Management Services Agreement between NSI and Big Planet, incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             10.17 Warehouse Lease Agreement dated March 1996, between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             10.18 Lease Agreement dated January 27, 1995, by and between NSI and Scrub Oak, Ltd., incorporated by reference to Exhibit
                                         10.43 to the Company's Annual Report on
                                         Form 10-K for the year  ended  December
                                         31, 1998.

                             10.19 Sublease Agreement dated January 1, 1998, by and between NSI and Nu Skin USA, incorporated by reference to
                                         Exhibit 10.44 to the  Company's  Annual
                                         Report on Form 10-K for the year  ended
                                         December 31, 1998.

                             10.20 Warehouse Lease Agreement (Annex) dated October 1, 1993, by and between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             10.21 Contribution and Distribution Agreement dated as of December 31, 1997, by and between NSI an Nu Skin USA incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             10.22 Form of the Company's Employee Incentive Bonus Plan, incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             10.23 Amendment in Total and Complete Restatement of Deferred Compensation Plan, incorporated by reference to
                                         Exhibit 10.48 to the  Company's  Annual
                                         Report on Form 10-K for the year  ended
                                         December 31, 1998.

                             10.24       Form of Deferred Compensation Plan (New
                                         Form),  incorporated  by  reference  to
                                         Exhibit 10.49 to the  Company's  Annual
                                         Report on Form 10-K for the year  ended
                                         December 31, 1998.

                             10.25 Amendment in Total and Complete Restatement of NSI Compensation Trust, incorporated by reference to Exhibit
                                         10.50 to the Company's Annual Report on
                                         Form 10-K for the year  ended  December
                                         31, 1998.

                             10.26 Employment Agreement by and between Pharmanex, Inc. and William McGlashan, Jr., incorporated by reference to
                                         Exhibit 10.51 to the  Company's  Annual
                                         Report on Form 10-K for the year  ended
                                         December 31, 1998.

                             10.27 Asset Purchase Agreement by and among the Company, Nu Skin United States, Inc., and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             10.28 Termination Agreement by and between NSI and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to
                                         Exhibit 10.53 to the  Company's  Annual
                                         Report on Form 10-K for the year  ended
                                         December 31, 1998.

                             10.29 Indemnification Limitation Agreement by and among the Company, Nu Skin United States, Inc., NSI, Nu Skin USA, and the other parties who executed such agreement, incorporated by reference to
                                         Exhibit 10.54 to the  Company's  Annual
                                         Report on Form 10-K for the year  ended
                                         December 31, 1998.

                             10.30 Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of
                                         November  28,  1997,   incorporated  by
                                         reference  to  Exhibit   10.55  to  the
                                         Company's  Annual  Report  on Form 10-K
                                         for the year ended December 31, 1998.

                             10.31 Amendment No. 2 to Amended and Restated Stockholders Agreement.

                             10.32 Note and Pledge Agreement between the Company and William McGlashan Jr., incorporated by reference to Exhibit
                                         10.1 of the Company's  Quarterly Report
                                         on Form 10-Q for the quarter ended June
                                         30, 1999.

                             10.33 Amended and Restated Employment Agreement between Pharmanex and William McGlashan Jr., incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

                             10.34 First Amendment to Indemnification Limitation Agreement dated as of May 3, 1999 between Nu Skin Enterprises, Inc., Nu Skin USA, Inc., and the Stockholders of the acquired entities identified therein, incorporated by reference to exhibit 10.1 to the  Company's  Current
                                         Report  on Form  8-K  filed on July 28,
                                         1999.

                             10.35 Credit Agreement dated May 8, 1998 by and among Nu Skin Enterprises, Inc., Nu Skin Japan Co. Ltd., the Lenders named therein and ABN AMRO Bank N.V., as agent for the Lenders, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

                             10.36 Amendment No. 1 to Credit Agreement dated June 30, 1998, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                             10.37 Amendment No. 2 to Credit Agreement dated February 22, 1999, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                             10.38 Amendment No. 3 to Credit Agreement dated May 10, 1999, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                             10.39 Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (corrected version).

                             10.40 Mutual Release of Claims and Modification Agreement dated as of October 16, 1999 by and among Nu Skin Enterprises and the Stockholder Representatives on behalf of the former stockholders of Generations Health Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1999.

                              10.41 Services Agreement between Grant F. Pace and the Company.

                              10.42      Base Form of Stock Option Agreement.

                              10.43      Consulting Agreement by and between Max
                                         L. Pinegar  and  Nu Skin International,
                                         Inc.

                              10.44 Assignment of Leasehold Improvements by and between Big Planet, Inc. and Maple Hills Investment dated as of July 13, 1999.

                             13 1998 Annual Report to Stockholders (Only items incorporated by reference).

                             21.1       Subsidiaries of the Company.

                             23.1       Consent of PricewaterhouseCoopers LLP.

                             23.2       Consent and Report of Grant Thornton
                                        LLP.

                             27.        Financial Data Schedule.


                    (b) The Company did not file any current reports on Form 8-K during the fourth quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2000.

                    NU SKIN ENTERPRISES, INC.


                    By:   /s/ Steven J. Lund
                          Steven J.  Lund, President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2000.

SIGNATURE                       CAPACITY IN WHICH SIGNED
---------                       ------------------------

/s/ Blake M. Roney
Blake M.  Roney                 Chairman of the Board

/s/ Steven J. Lund              President, Chief Executive Officer, and Director
Steven J.  Lund                 (Principal Executive Officer)

/s/ Corey B. Lindley            Executive Vice President and Chief Financial
Corey B.  Lindley               Officer
                                (Principal Financial Officer and Accounting
                                Officer)

/s/ Sandra N. Tillotson
Sandra N. Tillotson             Senior Vice President, Director

/s/ Keith R. Halls
Keith R. Halls                  Senior Vice President, Director

/s/ Brooke B. Roney
Brooke B.  Roney                Senior Vice President, Director

/s/ Daniel W. Campbell
Daniel W.  Campbell             Director

/s/ E. J. "Jake" Garn
E. J. "Jake" Garn               Director

/s/ Paula Hawkins
Paula Hawkins                   Director

/s/ Andrew D. Lipman
Andrew D.  Lipman               Director


/s/ Max L. Pinegar
Max L.  Pinegar                 Senior Vice President, Director

                                  EXHIBIT INDEX

Exhibit
Number         Exhibit Description
-------        -------------------

2.1            Stock Acquisition  Agreement  between Nu Skin Asia Pacific,  Inc.
               and each of the persons on the signature pages thereof, dated February 27, 1998, incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.2 Restated Agreement and Plan of Reorganization and Merger by and between the Company, Sage Acquisition Corporation and Generation Health Holdings, Inc. dated as of October 16, 1998, incorporated by reference to Exhibit 2.1 to the Company's Amendment No.1 to Current Report on Form 8-K filed April 13, 1999.

2.3 Agreement and Plan of Merger dated as of May 3, 1999 by and among Nu Skin Enterprises, Inc., NSC Sub, Inc. NSG Sub, Inc., NSM Sub, Inc., NFB Sub, Inc., Nu Skin Canada, Inc., Nu Skin Guatemala, Inc., Nu Skin Guatemala, S.A., Nu Skin Mexico, Inc., Nu Skin Mexico, S.A. de C.V., Nu Family Benefits Insurance Brokerage, Inc. and certain stockholders, incorporated by reference to
               Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 25, 1999.

2.4 Agreement and Plan of Merger and Reorganization dated May 3, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Nu Skin USA, Inc., Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

2.5 First Amendment to Agreement and Plan of Merger and Reorganization dated July 2, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Maple Hills Investment, Inc. (formerly Nu Skin USA, Inc.), Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to
               Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 28, 1999.

3.1 Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1").

3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.3 Certificate of Designation, Preferences and Relative Participating, Optional, and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.4 Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Form S-1.

4.1 Specimen Form of Stock Certificate for Class a Common Stock incorporated by reference to Exhibit 4.1 to the Company's Form S-1.

4.2 Specimen Form of Stock Certificate for Class B Common Stock incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

Exhibit
Number         Exhibit Description
-------        -------------------

10.1 Form of Indemnification Agreement to be entered into by and among the Company and certain of its officers and directors incorporated by reference to Exhibit 10.1 to the Company's Form S-1. Exhibit Number Exhibit Description

10.2           Intentionally left blank.

10.3 Employment Contract, dated December 12, 1991, by and between Nu Skin Taiwan and John Chou incorporated by reference to Exhibit
               10.3 to the Company's Form S-1.

10.4 Employment Agreement, dated May 1, 1993, by and between Nu Skin Japan and Takashi Bamba incorporated by reference to Exhibit 10.4 to the Company's Form S-1.

10.5           Form  of  Bonus   Incentive   Plan  for   Subsidiary   Presidents
               incorporated by reference to Exhibit 10.18 to the Company's Form S-1.

10.6 Option Agreement by and between the Company and M. Truman Hunt incorporated by reference to Exhibit 10.19 to the Company's Form S-1.

10.7 Form of Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.8 Form of Management Services Agreement by and between NSIMG and each of Nu Skin USA, Inc. ("Nu Skin USA") and the other North American Affiliates, incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.9 Form of Wholesale Distribution Agreement by and between NSI and each of Nu Skin USA and the other North American Affiliates, incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.10 Form of Licensing and Sales Agreement by and between NSI and each of Nu Skin USA and the other North American Affiliates, incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.11 Form of Trademark\Tradename Licensing Agreement by and between NSI and each of Nu Skin USA and the other North American Affiliates, incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.12 Tax Sharing and Indemnification Agreement dated December 31, 1997, by and among NSI, Nu Skin USA, and the shareholders of NSI and Nu Skin USA and their successors and assigns, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.13          Assumption of Liabilities  and  Indemnification  Agreement  dated
               December 31, 1997, by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.14 Employee Benefits Allocation Agreement by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit
Number         Exhibit Description
-------        -------------------

10.15          Form  of  Licensing   Agreement   between  NSI  and  Big  Planet,
               incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.16 Form of Management Services Agreement between NSI and Big Planet, incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.17 Warehouse Lease Agreement dated March 1996, between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit
               10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.18 Lease Agreement dated January 27, 1995, by and between NSI and Scrub Oak, Ltd., incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.19 Sublease Agreement dated January 1, 1998, by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.20 Warehouse Lease Agreement (Annex) dated October 1, 1993, by and between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.21 Contribution and Distribution Agreement dated as of December 31, 1997, by and between NSI an Nu Skin USA incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.22          Form   of  the   Company's   Employee   Incentive   Bonus   Plan,
               incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.23 Amendment in Total and Complete Restatement of Deferred Compensation Plan, incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.24 Form of Deferred Compensation Plan (New Form), incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.25 Amendment in Total and Complete Restatement of NSI Compensation Trust, incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.26 Employment Agreement by and between Pharmanex, Inc. and William McGlashan, Jr., incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.27 Asset Purchase Agreement by and among the Company, Nu Skin United States, Inc., and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.28 Termination Agreement by and between NSI and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit
Number         Exhibit Description
-------        -------------------

10.29 Indemnification Limitation Agreement by and among the Company, Nu Skin United States, Inc., NSI, Nu Skin USA, and the other parties who executed such agreement, incorporated by reference to
               Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.30 Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to
               Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.31          Amendment No. 2 to Amended and Restated Stockholders Agreement.

10.32 Note and Pledge Agreement by and between the Company and William McGlashan Jr., incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.33 Amended and Restated Employment Agreement between Pharmanex and William McGlashan Jr., incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.34 First Amendment to Indemnification Limitation Agreement dated as of May 3, 1999 between Nu Skin Enterprises, Inc., Nu Skin USA, Inc., and the Stockholders of the acquired entities identified therein, incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

10.35 Credit Agreement dated May 8, 1998 by and among Nu Skin Enterprises, Inc., Nu Skin Japan Co. Ltd., the Lenders named therein and ABN AMRO Bank N.V., as agent for the Lenders, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

10.36 Amendment No. 1 to Credit Agreement dated June 30, 1998, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.37 Amendment No. 2 to Credit Agreement dated February 22, 1999, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.38 Amendment No. 3 to Credit Agreement dated May 10, 1999, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.39 Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (corrected version).

10.40 Mutual Release of Claims and Modification Agreement dated as of October 16, 1999 by and among Nu Skin Enterprises and the Stockholder Representatives on behalf of the former stockholders of Generations Health Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1999.

Exhibit
Number         Exhibit Description
-------        -------------------

10.41          Services Agreement between the Company and Grant F. Pace.

10.42          Base Form of Stock Option Agreement.

10.43          Consulting   Agreement   between   Max L. Pinegar  and  Nu   Skin
               International, Inc.

10.44 Assignment of Leasehold Improvements by and between Big Planet, Inc. and Maple Hills Investment, Inc. dated as of July 13, 1999.

13 1998 Annual Report to Stockholders (Only items incorporated by reference).

21.1           Subsidiaries of the Company.

23.1           Consent of PricewaterhouseCoopers LLP.

23.2           Consent and Report of Grant Thornton LLP.

27.            Financial Data Schedule.