Form 10-Q
period 2000-03-31
NU SKIN ENTERPRISES INC
filed 2000-05-15
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q



(MarkOne)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE  QUARTERLY  PERIOD ENDED MARCH 31,
     2000
                                       OR

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of April 30, 2000, 31,628,830 shares of the Company's Class A Common Stock, $.001 par value per share, and 54,606,905 shares of the Company's Class B Common Stock, $.001 par value per share, were outstanding.

                            NU SKIN ENTERPRISES, INC.

                 2000 FORM 10-Q QUARTERLY REPORT - FIRST QUARTER

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

Part I. Financial Information
         Item 1.  Financial Statements:
                         Consolidated Balance Sheets ..........................2
                         Consolidated Statements of Income ....................3
                         Consolidated Statements of Cash Flows ................4
                         Notes to Consolidated Financial Statements ...........5
         Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations .................10
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk .16


Part II. Other Information
         Item 1.  Legal Proceedings ..........................................16
         Item 2.  Changes in Securities ......................................17
         Item 3.  Defaults upon Senior Securities ............................17
         Item 4.  Submission of Matters to a Vote of Security Holders ........17
         Item 5.  Other Information ..........................................17
         Item 6.  Exhibits and Reports on Form 8-K ...........................17
         Signatures ..........................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
--------------------------------------------------------------------------------


                                                                     (Unaudited)
                                                                      March 31,         December 31,
                                                                         2000               1999
                                                                     -----------        -----------
ASSETS
Current assets
     Cash and cash equivalents                                       $    33,131        $   110,162
     Accounts receivable                                                  21,540             18,160
     Related parties receivable                                           14,854             16,424
     Inventories, net                                                     90,731             85,751
     Prepaid expenses and other                                           60,137             52,388
                                                                     -----------        -----------
                                                                         220,393            282,885

Property and equipment, net                                               58,872             57,948
Other assets, net                                                        299,928            302,382
                                                                     -----------        -----------
          Total assets                                               $   579,193        $   643,215
                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                $    16,044        $    22,685
     Accrued expenses                                                    101,269            114,691
     Related parties payable                                              13,129             15,059
     Current portion of long-term debt                                    50,450             55,889
                                                                     -----------        -----------
                                                                         180,892            208,324

Long-term debt, less current portion                                      38,631             89,419
Other liabilities                                                         36,093             36,093
                                                                     -----------        -----------
         Total liabilities                                               255,616            333,836
                                                                     -----------        -----------

Stockholders' equity
     Preferred stock - 25,000,000 shares authorized, $.001
          par value, no shares issued and outstanding                         --                 --
     Class A common stock - 500,000,000 shares authorized,
          $.001 par value, 31,733,360 and 32,002,158 shares
          issued and outstanding                                              32                 32
     Class B common stock - 100,000,000 shares authorized, $.001
          par value, 54,606,905 shares issued and outstanding                 55                 55
     Additional paid-in capital                                          117,236            119,652
     Retained earnings                                                   259,626            244,758
     Deferred compensation                                                (5,236)            (6,898)
     Accumulated other comprehensive income                              (48,136)           (48,220)
                                                                     -----------        -----------
                                                                         323,577            309,379
                                                                     -----------        -----------
          Total liabilities and stockholders' equity                 $   579,193        $   643,215
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

Nu Skin Enterprises, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                   Three               Three
                                                Months Ended        Months Ended
                                                  March 31,           March 31,
                                                    2000                1999
                                                ------------        ------------
Revenue                                         $    213,625        $    233,751
Cost of sales                                         34,291              41,017
                                                ------------        ------------

Gross profit                                         179,334             192,734
                                                ------------        ------------

Operating expenses
     Distributor incentives                           82,795              87,649
     Selling, general and administrative              74,997              58,005
                                                ------------        ------------

Total operating expenses                             157,792             145,654
                                                ------------        ------------

Operating income                                      21,542              47,080
Other income (expense), net                            1,689               1,864
                                                ------------        ------------

Income before provision for income taxes              23,231              48,944
Provision for income taxes                             8,363              18,109
                                                ------------        ------------

Net income                                      $     14,868        $     30,835
                                                ============        ============

Net income per share (Note 4):
     Basic                                      $        .17        $        .35
     Diluted                                    $        .17        $        .35
Weighted average common shares outstanding:
     Basic                                            86,542              87,706
     Diluted                                          87,196              89,175
















                  The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
--------------------------------------------------------------------------------



                                                                 Three             Three
                                                              Months Ended      Months Ended
                                                                March 31,         March 31,
                                                                  2000              1999
                                                              ------------      ------------
Cash flows from operating activities:
Net income                                                    $     14,868      $     30,835
Adjustments to reconcile net income to net cash provided by
     (used in)operating activities:
     Depreciation and amortization                                   7,553             7,217
     Amortization of deferred compensation                           1,662               686
     Changes in operating assets and liabilities:
          Accounts receivable                                       (3,380)             (730)
          Related parties receivable                                 1,570              (815)
          Inventories, net                                          (4,980)            8,891
          Prepaid expenses and other                                (7,749)             (554)
          Other assets, net                                         (1,882)             (399)
          Accounts payable                                          (6,641)           (1,628)
          Accrued expenses                                         (13,422)          (32,609)
          Related parties payable                                   (1,930)               37
                                                              ------------      ------------

     Net cash provided by (used in) operating activities           (14,331)           10,931
                                                              ------------      ------------

Cash flows from investing activities:
Purchase of property and equipment                                  (4,873)           (3,417)
Payments for lease deposits                                            (13)           (1,218)
Receipt of refundable lease deposits                                   619                26
                                                              ------------      ------------

   Net cash used in investing activities                            (4,267)           (4,609)
                                                              ------------      ------------

Cash flows from financing activities:
Exercise of distributor and employee stock options                      31               814
Termination of Nu Skin USA license fee                                  --           (10,000)
Payments on long-term debt                                         (55,678)          (14,545)
Repurchase of shares of common stock (Note 6)                       (2,447)          (11,766)
                                                              ------------      ------------

     Net cash used in financing activities                         (58,094)          (35,497)
                                                              ------------      ------------

Effect of exchange rate changes on cash                               (339)              364
                                                              ------------      ------------

     Net decrease in cash and cash equivalents                     (77,031)          (28,811)

Cash and cash equivalents, beginning of period                     110,162           188,827
                                                              ------------      ------------

Cash and cash equivalents, end of period                      $     33,131      $    160,016
                                                              ============      ============





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.       THE COMPANY

         Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements and technology and telecommunication products and services. The Company distributes products throughout the world. The Company's operations are divided into three segments: North Asia, which consists of Japan and South Korea; Southeast Asia, which consists of Australia, Hong Kong (including Macau), New Zealand, the PRC (China), the Philippines, Taiwan and Thailand; and Other Markets, which consists of Austria, Belgium, Brazil, Canada, Denmark, France, Germany, Guatemala, Iceland, Ireland, Italy, Luxemburg, Mexico, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, the United Kingdom and the United States (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries"). The Company was incorporated on September 4, 1996 as a holding company.

         The Company completed the acquisition (the "NSI Acquisition") of the capital stock of Nu Skin International, Inc. ("NSI"), NSI affiliates in Europe, South America, Australia and New Zealand and certain other NSI affiliates (the "Acquired Entities") on March 26, 1998.

         The Company completed the acquisition of privately-held Generation Health Holdings, Inc., the parent company of Pharmanex, Inc., on October 16, 1998, which enhanced the Company's involvement with the distribution and sale of nutritional products.

         As discussed in Note 2, on March 8, 1999, NSI terminated its distribution license and various other license agreements and other intercompany agreements with Nu Skin USA, Inc. ("Nu Skin USA"). Also, in March 1999, through a newly formed wholly-owned subsidiary, the Company acquired selected assets of Nu Skin USA. In May 1999, the Company acquired Nu Skin Canada, Inc., Nu Skin Mexico, Inc. and Nu Skin Guatemala, Inc. (collectively, the "North American Affiliates").

         As  discussed  in  Note  3,  the  Company   completed  the  Big  Planet
         Acquisition on July 13, 1999, which enabled the Company to provide marketing and distribution of technology-based products and services.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.       ACQUISITION OF CERTAIN ASSETS OF NU SKIN USA, INC.

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

3.       ACQUISITION OF BIG PLANET, INC.

         On July 13, 1999, the Company completed the acquisition of Big Planet, Inc. ("Big Planet") for $29.2 million, which consisted of a cash payment of $14.6 million and a note payable of $14.6 million (the "Big Planet Acquisition"). In addition, the Company loaned approximately $4.5 million in connection with the closing to redeem the option holders and certain management stockholders of Big Planet.

         The Big Planet Acquisition was accounted for by the purchase method of accounting, The Company recorded intangible assets of $47.0 million which will be amortized over a period of 20 years. During the three-month period ended March 31, 2000, the Company recorded amortization on the intangible assets relating to the Big Planet Acquisition of $0.6 million. Big Planet incurred operating losses of approximately $22.0 million in 1998 and approximately $22.8 million from the period January 1, 1999 through July 12, 1999.

         Big Planet has agreed to purchase technology and telecommunications products, service and equipment from several suppliers. If Big Planet does not satisfy the terms of its commitments under these agreements, the total aggregate termination penalty is approximately $24.7 million. The largest of these purchase commitments is for long distance telecommunications services. At the current level of long distance service provided to Big Planet customers and assuming reasonable growth, management believes that it will be able to satisfy this purchase commitment. Big Planet is currently renegotiating the terms of this agreement.

4.       NET INCOME PER SHARE

          Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all dilutive potential common shares that were outstanding during the periods presented.

5.       DERIVATIVE FINANCIAL INSTRUMENTS

         The Company's Subsidiaries enter into significant transactions with each other and third parties which may not be denominated in the respective Subsidiaries' functional currencies. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates by creating

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

         At March 31, 2000 and December 31, 1999, the Company held foreign currency forward contracts with notional amounts totaling approximately $45.2 million and $31.1 million, respectively, to hedge foreign currency items. These contracts do not qualify as hedging transactions and, accordingly, have been marked to market. The net gains on foreign currency forward contracts were $1.1 million and $2.5 million for the three-month periods ended March 31, 2000 and 1999, respectively. These contracts at March 31, 2000 have maturities through December 2000.

6.       REPURCHASE OF COMMON STOCK

          During the three-month periods ended March 31, 2000 and 1999, the Company repurchased approximately 287,000 and 780,000 shares, respectively, of Class A common stock for approximately $2.4 million and $11.8 million, respectively.

7.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2000 and 1999, were as follows (in thousands):

                                                              Three               Three
                                                           Months Ended       Months Ended
                                                          March 31, 2000     March 31, 1999
                                                          --------------     --------------
         Net income                                       $       14,868     $       30,835

         Other comprehensive income, net of tax:
           Foreign currency translation adjustments                   84               (696)
                                                          --------------     --------------

         Comprehensive income                             $       14,952     $       30,139
                                                          ==============     ==============


8.       SEGMENT INFORMATION

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

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



                                                 Three               Three
                                              Months Ended        Months Ended
                                             March 31, 2000      March 31, 1999
                                             --------------      --------------
Revenue

North Asia                                   $      140,373      $      173,048
Southeast Asia                                       76,721              67,781
Other Markets                                       106,663              67,401
Eliminations                                       (110,132)            (74,479)
                                             --------------      --------------
     Totals                                  $      213,625      $      233,751
                                             ==============      ==============

Operating Income

North Asia                                   $        7,219      $       28,120
Southeast Asia                                        8,508               8,732
Other Markets                                         7,441               4,371
Eliminations                                         (1,626)              5,857
                                             --------------      --------------
     Totals                                  $       21,542      $       47,080
                                             ==============      ==============


                                                  As of               As of
                                                March 31,          December 31,
                                                  2000                1999
                                             --------------      --------------
Total Assets

North Asia                                   $      104,761      $      116,918
Southeast Asia                                       59,627             111,204
Other Markets                                       460,309             520,832
Eliminations                                        (45,504)           (105,739)
                                             --------------      --------------
     Totals                                  $      579,193      $      643,215
                                             ==============      ==============


         Information as to the Company's operations in different geographical areas is set forth below (in thousands):

         Revenue
         Revenue from the Company's operations in Japan totaled $134,613 and $169,630 for the three-month periods ended March 31, 2000 and 1999, respectively. Revenue from the Company's operations in Taiwan totaled $22,218 and $28,007 for the three-month periods ended March 31, 2000 and 1999, respectively. Revenue from the Company's operations in the United States (which includes intercompany revenue) totaled $101,485 and $63,143 for the three-month periods ended March 31, 2000 and 1999, respectively.

         Long-lived assets
         Long-lived assets in Japan were $28,620 and $29,314 as of March 31, 2000 and December 31, 1999, respectively. Long-lived assets in Taiwan were $3,491 and $3,381 as of March 31, 2000 and December 31, 1999, respectively. Long-lived assets in the United States were $312,356 and $310,255 as of March 31, 2000 and December 31, 1999, respectively.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.       NEW ACCOUNTING STANDARDS

         Accounting for Derivative Instruments and Hedging Activities
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 by January 1, 2001. The Company is currently evaluating the impact the adoption of SFAS 133 will have on the Company's consolidated financial statements.

         Revenue Recognition in Financial Statements
         In December 1999, the Securities and Exchange Commission staff issued staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 did not impact the Company's revenue recognition policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 compared to 1999

              Revenue decreased 8.6% to $213.6 million from $233.8 million for the three-month period ended March 31, 2000, compared with the same period in 1999, respectively. The decrease in revenue resulted primarily from a significant decline in local currency revenue in Japan and was somewhat offset by favorable comparative exchange rates and the addition of revenue from Big Planet after the Big Planet Acquisition in July 1999 and the Company's operations in the United States after the termination of the Company's license agreement with Nu Skin USA in March 1999.

          Revenue in North Asia, which consists of Japan and South Korea, decreased 18.8% to $140.4 million from $173.0 million for the three-month periods ended March 31, 2000 and 1999, respectively. This decline in revenue was a result of revenue in Japan decreasing $35.0 million or 20.6% to $134.6 million for the three-month period ended March 31, 2000 from $169.6 million for the same period in 1999. Revenue in Japan in U.S. dollar terms for the first quarter of 2000 benefitted from a 8.3% increase in the strength of the Japanese yen relative to the U.S. dollar. In local currency, revenue in Japan decreased 27.2% in the first quarter of 2000 versus the same period in 1999. Sales activity in Japan continued to be affected negatively during the first quarter of 2000 by distributor uncertainty concerning the implementation of the Company's divisional model and other issues associated with distributor productivity. In addition, competitive conditions and weakness in consumer confidence also significantly impacted revenue in Japan. The decline in revenue in Japan was somewhat offset by increases in revenue in South Korea.

          Revenue in Southeast Asia, which consists of Taiwan, Thailand, Hong Kong, the Philippines, the PRC, Australia and New Zealand, totaled $30.4 million for the three-month period ended March 31, 2000, down from revenue of $37.0 million for the same period in 1999, a decrease of $6.6 million. This decline in revenue was primarily a result of revenue in Taiwan decreasing to $22.2 million for the three-month period ended March 31, 2000 from $28.0 million in the prior year. During the first quarter of 2000, the Company's operations in Taiwan continued to suffer the impact of a devastating earthquake, which occurred during the third quarter of 1999. In addition, operations in Taiwan have continued to suffer the impact of increased competition and an overall decline in sales in the direct selling industry in Taiwan, which management believes is largely due to the uncertainty of the viability of direct selling activities in the PRC as well as economic concerns throughout Southeast Asia.

          Revenue in the Company's other markets, which include its European and North and South America markets, increased 80.6% to $42.8 million from $23.7 million for the three-month periods ended March 31, 2000 and 1999, respectively. This increase in revenue was primarily due to revenue of $25.6 million for the three-month period ended March 31, 2000 compared to revenue of $5.7 million from March 8, 1999 through March 31, 1999 from sales in the United States resulting from the termination of the Company's license agreement with Nu Skin USA, which occurred in March 1999, and the additional revenue of $9.4 million resulting from the Big Planet Acquisition, which occurred in July 1999. This additional revenue more than offset the elimination of revenue from sales to the Company's former affiliates in these markets, which revenue is now eliminated in consolidation.

          Gross profit as a percentage of revenue was 83.9% for the three-month period ended March 31, 2000 compared to 82.5% for the same period in the prior year. The increase in the gross profit as a percentage of revenue for 2000 resulted from the strengthening of the Japanese yen and other Asian currencies relative to the U.S. dollar, higher margin sales to distributors in the United States following the termination of the Company's license agreement with Nu Skin USA, increased local manufacturing efforts and reduced duty rates. The Company's gross margin was negatively impacted by the Big Planet Acquisition, which includes the sale of lower margin technology products and services. The Company purchases a significant majority of goods in U.S. dollars and recognizes revenue in local currency and is consequently subject to exchange rate risks in its gross margins.

          Distributor incentives as a percentage of revenue increased to 38.8% for the three-month period ended March 31, 2000 from 37.5% for the same period in the prior year. The primary reason for the increase in 2000 was the termination of the Company's license agreement with Nu Skin USA which resulted in the Company beginning to sell products to distributors in the United States and paying the requisite commissions related to those sales. In addition, the Company recently restructured its compensation plan, adding short-term, division-focused incentives, which has increased compensation to the Company's entry-level distributors since the later part of 1999.

          Selling, general and administrative expenses as a percentage of revenue increased to 35.1% for the three-month period ended March 31, 2000 from 24.8% for the same period in the prior year. In U.S. dollar terms, selling, general and administrative expenses increased to $75.0 million for the three-month period ended March 31, 2000 from $58.0 million for the same period in the prior year. This increase was due to stronger foreign currencies in 2000, primarily the Japanese yen, and a convention held in Japan in the first quarter of 2000 which resulted in higher expenses of approximately $4.7 million in Japan. In addition, selling, general and administrative expenses increased due to $5.6 million in additional overhead expenses relating to the operations in North America following the acquisition of certain assets from Nu Skin USA in March 1999 and operations in Canada, Mexico and Guatemala in May 1999, and an additional $8.1 million of selling, general and administrative expenses relating to the Big Planet Acquisition.

          Operating income decreased to $21.5 million for the three-month period ended March 31, 2000 from $47.1 million in 1999 and operating margin decreased to 10.1% for the three-month period ended March 31, 2000 from 20.1% in 1999. Operating income and margin decreased due to the declines in local currency revenue in Japan and the increases in distributor incentives and selling, general and administrative expenses, which more than offset the improvements in gross margins.

          Other income remained nearly constant at $1.7 million for the three-month period ended March 31, 2000 compared to $1.9 million in 1999. Although the net gains on foreign currency contracts were $1.1 million and $2.5 million for the three-month periods ended March 31, 2000 and 1999, respectively, the interest expense relating to the Company's outstanding debt had a greater offsetting impact in the first quarter of 1999 than 2000, due to the payments on the outstanding debt at March 31, 1999.

          Provision  for  income  taxes   decreased  to  $8.4  million  for  the
three-month period ended March 31, 2000 from $18.1 million in 1999. This decrease is due to reduced income before taxes and a reduced effective tax rate from 37.0% in 1999 to 36.0% in 2000.

          Net income decreased to $14.9 million for the three-month period ended March 31, 2000 from $30.8 million in 1999 and net income as a percentage of revenue decreased to 7.0% for the three-month period ended March 31, 2000 from 13.2% in 1999. Net income decreased primarily because of the factors noted above in "operating income," which were somewhat offset by the factors noted in "provision for income taxes" above.

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

          The Company generally generates significant cash flow from operations due to favorable gross margins and minimal capital requirements. During the first and third quarters of each year, however, the Company pays significant accrued income taxes in many foreign jurisdictions including Japan. These large cash payments generally more than offset significant cash generated in these quarters. During the three-month period ended March 31, 2000, however, the Company used $14.3 million from operations compared to generating $10.9 million during the three-month period ended March 31, 1999. The significant change in cash generated from/used in operations during the quarter compared to the prior-year period primarily related to reduced net income in 2000 compared to 1999 of $16.0 million, the increase in inventory of approximately $18.0 million as of March 31, 2000 compared to inventory as of March 31, 1999, which were somewhat offset by reduced foreign income taxes paid in the quarter ended March 31, 2000, compared to the prior year quarter.

          As of March 31, 2000, working capital was $39.5 million compared to $74.6 million as of December 31, 1999. Cash and cash equivalents at March 31, 2000 and December 31, 1999 were $33.1 million and $110.2 million, respectively. Both the decreases in working capital and cash and cash equivalents are related to the debt payment of $55.7 million in March 2000 for the current portion of long-term debt. In addition, cash and cash equivalents decreased due to the increase in cash used in the Company's operating activities.

          Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $4.9 million for the three-month period ended March 31, 2000. In addition, the Company anticipates additional capital expenditures through the remainder of 2000 of approximately $22.0 million to further enhance its infrastructure, including enhancements to computer systems and software in order to accommodate anticipated future growth.

          In March 1998, the Company completed the NSI Acquisition. Pursuant to the terms of the NSI Acquisition, NSI and the Company met earnings growth targets in 1998 resulting in a contingent payment to the stockholders of NSI (the "NSI Stockholders") of $25.0 million. The Company and NSI did not meet specific earnings growth targets for the year ended December 31, 1999. However, contingent upon NSI and the Company meeting earnings growth targets during 2000 and 2001, the Company may pay up to $75.0 million in cash over the next two years to the NSI Stockholders. The contingent consideration of $25.0 million earned in 1998 was paid in the second quarter of 1999 and has been accounted for as an adjustment to the purchase price and allocated to the assets and liabilities of the Acquired Entities. Any additional contingent consideration paid over the next two years, if any, will be accounted for in a similar manner.

          In May 1998, the Company and its Japanese subsidiary Nu Skin Japan Co., Ltd. entered into a $180.0 million credit facility (the "Credit Facility") with a syndicate of financial institutions for which ABN-AMRO, N.V. acted as agent. The Credit Facility was used to satisfy liabilities which were assumed as part of the NSI Acquisition. The Company borrowed $110.0 million and Nu Skin Japan Co., Ltd. borrowed the Japanese yen equivalent of $70.0 million denominated in local currency. Payments totaling $41.6 million were made during the second quarter of 1998, payments totaling $14.5 million were made during the first quarter of 1999 and payments totaling $55.7 million were made during the first quarter of 2000 relating to the Credit Facility. As of March 31, 2000, the balance relating to the Credit Facility totaled $89.1 million based on the quarter end exchange rate of Japanese yen to the U.S. dollar. In March 2000, the payment terms of the Credit Facility were extended resulting in a payment of approximately $50.5 million due in 2001, approximately $19.1 million due in 2002 and approximately $19.5 million due in 2003. The U.S. portion of the Credit Facility bears interest at either a base rate as specified in the Credit Facility plus an applicable margin or the London Inter-Bank Offer Rate plus an applicable margin, in the Company's discretion. The Japanese portion of the Credit Facility bears interest at the applicable Tokyo Inter-Bank Offer Rate plus an applicable margin. The maturity date of the Credit Facility as extended is March 31, 2003. The Credit Facility provides that the amounts borrowed are to be used for general corporate purposes. The Company is currently in compliance with all financial and other covenants under the Credit Facility.

          During 1999, the Company renewed a $10.0 million revolving credit agreement with ABN-AMRO, N.V. Advances are available under the agreement through May 18, 2001 with a possible extension upon approval of the lender. There were no outstanding balances under this credit facility at March 31, 2000.

          Since August 1998, the board of directors has authorized the Company to repurchase up to $40.0 million of the Company's outstanding shares of Class A common stock. The repurchases are used primarily to fund the Company's equity incentive plans. As of March 31, 2000, the Company had repurchased 2,568,172 shares for an aggregate price of approximately $30.0 million. In addition, in March 1999, the board of directors separately authorized and the Company completed the purchase of approximately 700,000 shares of the Company's Class A common stock from Nu Skin USA and certain stockholders for approximately $10.0 million.

          The Company had related party payables of $13.1 million and $15.1 million at March 31, 2000 and December 31, 1999, respectively. In addition, the Company had related party receivables of $14.9 million and $16.4 million, respectively, at those dates. Related party balances outstanding in excess of 60 days beyond the date they become due and payable bear interest at a rate of 2% above the U.S. prime rate. As of March 31, 2000, no material related party payables or receivables had been outstanding for more than 60 days beyond the date they became due and payable.

          Management considers the Company to be sufficiently liquid to be able to meet its obligations on both a short and long-term basis. Management currently believes existing cash balances together with future cash flows from operations will be adequate to fund cash needs relating to the implementation of the Company's strategic plans.

Seasonality

          In addition to general economic factors, the direct selling industry is impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, Japan, Taiwan, Hong Kong, South Korea and
Thailand celebrate their respective local New Year in our first quarter. Management believes that direct selling in Japan and Europe is also generally negatively impacted during the month of August, which is in the Company's third quarter, when many individuals traditionally take vacations.

Distributor Information

          The following table provides information concerning the number of active and executive distributors as of the dates indicated.

                                 As of March 31, 2000      As of March 31, 1999
                                 --------------------      --------------------
                                  Active    Executive       Active    Executive
                                 ---------  ---------      ---------  ---------
North  Asia .................      291,000     14,830        322,000     16,530
Southeast  Asia .............       98,000      3,234        119,000      4,087
Other  Markets ..............       73,000      3,444         68,000      3,232
                                 ---------  ---------      ---------  ---------
Total .......................      462,000     21,508        509,000     23,849
                                 =========  =========      =========  =========


Currency Risk and Exchange Rate Information

     A majority of the Company's revenue and many of the Company's expenses are recognized primarily outside of the United States except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. Each subsidiary's local currency is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, the Company's reported sales and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.

     Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on the Company's future business, product pricing, results of operations or financial condition. However, because a majority of the Company's revenue is realized in local currencies and the majority of the Company's cost of sales is denominated in U.S. dollars, the Company's gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening in the U.S. dollar. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. The Company does not use such derivative financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company's operating results.

     The Company's foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of March 31, 2000, the primary currency for which the Company had net underlying foreign currency exchange rate exposure was the Japanese yen. Based on the Company's foreign exchange contracts at March 31, 2000 as discussed in Note 6 of the notes to the Consolidated Financial Statements, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not result in significant other income or expense recorded in the Consolidated Statements of Income.

Outlook

     Management's outlook for the remainder of 2000 is contingent upon the success of its strategy of dividing the Company's historical business into three distinct divisions of products and opportunities: Nu Skin (personal care products), Pharmanex (nutritional products), and Big Planet (technology, Internet and telecommunications products and services). Each of these divisions is supported by Nu Skin Enterprises' resources, expertise and knowledge of direct selling. During 1999, the divisional strategy was implemented or announced in major markets. While implementation caused some disruption in the distributor force, management believes that its strategy is beginning to generate signs of growth, particularly in the United States, where the strategy has been developing since mid-1998. Revenue growth through the remainder of 2000, will depend upon the successful execution of this strategy in the Company's international markets, particularly Japan, Taiwan and South Korea. As a result of continuing challenges in its largest Asian markets, management believes that this strategy will take time to develop in these markets. Therefore, management believes that revenue in these markets should stabilize at current levels for the next two to three quarters.

     Gross margins are anticipated to remain strong as the Company continues to focus on selling differentiated, high margin goods. As Big Planet becomes a more significant part of the Company's overall business, gross margins will decrease due to the lower margin goods and services provided by Big Planet. Distributor incentives are anticipated to continue at current levels or slightly increase due to new incentive programs aimed at attracting new distributors. Selling, general and administrative costs are anticipated to slightly decrease as a percentage of revenue through the remainder of 2000 as the

Company continues to improve efficiencies. While the Company experienced reduced tax rates in 1999, management believes that its corporate tax rates will continue at current levels through the remainder of 2000.

Note Regarding Forward-Looking Statements

     With the exception of historical facts, the statements contained in this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Reform Act") which reflect the Company's current expectations and beliefs regarding the future results of operations, performance and achievements of the Company. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning: (i) the Company's belief that existing cash and cash flow from operations will be adequate to fund cash needs;
(ii) management's belief that the Company's divisional strategy is beginning to generate signs of growth particularly in the United States; (iii) management's belief that the divisional strategy will take time to develop in its largest Asian markets; (iv) the belief that revenue in these markets will stabilize at current levels for the next two or three quarters; (v) management's anticipation that gross margins will remain strong, distributor incentives will generally continue at historical rates or slightly increase, selling, general and adminstrative expenses will slightly decrease as a percent of revenue, and that tax rates will return to historical rates; (vi) the Company's plan to implement forward contracts and other hedging strategies to manage foreign currency risks; and (vii) management's belief that Big Planet will be able to satisfy the majority of its purchase commitment and the related renegotiation. In addition, when used in this report, the words or phrases, "will likely result," "expects," "anticipates," " will continue," "intends," "plans," "believes," "the Company or management believes," and similar expressions are intended to help identify forward looking statements.

     The Company wishes to caution readers that the risks and uncertainties set forth below, and the other risks and factors described herein and in the Company's other filings with the Securities and Exchange Commission (which contain a more detailed discussion of the risks and uncertainties related to the Company's business) could cause (and in some cases in the past have caused) the Company's actual results and outcomes to differ materially from those discussed or anticipated. The Company also wishes to advise readers that it is not obligated to update or revise these forward looking statements to reflect new events or circumstances. Important factors, risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to:

     (a) Management's ability to successfully integrate the business of Pharmanex and Big Planet with the Company's existing operations and shift to a product-based divisional structure, which is subject to risks including continued or renewed confusion or uncertainty among the Company's distributors which the Company believes has adversely affected the productivity of the Company's distributors during the last few quarters, and potential unforeseen expenses or difficulties in shifting to a divisional strategy.

     (b) The risk that the improved results in the United States and increased distributor sponsorship in Japan will not be sustained in future quarters and may not be indicative of the rollout of divisions in Japan or the future strength of the Company's divisional plans.

     (c) The ability of the Company to retain its key and executive level distributors. The Company has experienced a reduction in the number of active and executive distributors. Because the Company's products are distributed exclusively through its distributors, the Company's divisional strategy and its operating results could be adversely affected if the Company's existing and new business opportunities and products do not generate sufficient economic incentive to retain its existing distributors or to sponsor new distributors on a sustained basis, or if the Company receives adverse publicity.

       (d) Because a substantial majority of the Company's sales are generated from the Asian region, particularly Japan and Taiwan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by
               (i) renewed or sustained weakness of Asian economies or consumer confidence, or (ii) any weakening of foreign currencies, particularly the yen, which has recently strengthened significantly and helped offset the effects of the decline in local currency revenue in Japan, and the risk that the Company will not be able to favorably implement forward contracts and other hedging strategies to manage foreign currency risk.

       (e) Adverse business or political conditions, continued competitive pressure, the maturity of the direct sales channel in certain of the Company's markets, adverse publicity, or changes in laws and regulations (including any increased government regulation of direct selling activities and products in existing and future markets such as the People's Republic of China's restrictions on direct selling or changes in U.S. or foreign tax regulations), unanticipated increases in expenses, the Company's reliance on outside manufacturers, and general business risks that could adversely affect the Company's ability to sell products and expand or maintain its existing distributor force or otherwise adversely affect its operating results.

        (f) Risks associated with the Company's new business opportunities, new product offerings and new markets, including: any legal or regulatory restrictions, particularly those applicable to nutritional products and the products and services offered by Big Planet, that might delay or prevent the Company from introducing such opportunities and products into all of its markets or limit the ability of the Company to effectively market such products, the risk that such opportunities and products will not gain market acceptance or meet the Company's expectations as a result of increased competition, any lack of market acceptance by consumers or the Company's distributors, and the risk that sales from such new business opportunities and product offerings could reduce sales of existing products and not generate significant incremental revenue growth.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled "Currency Risk and Exchange Rate Information" in "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I and also in Note 5 to the Financial Statements contained in Item 1 of Part I.Currency Risk and Exchange Rate Information


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL  PROCEEDINGS

     Reference is made to the Companys Annual Report on Form 10-K for information concerning the legal proceedings. There have been no material developments in these proceedings since the date of the filing of the Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM  2.  CHANGES IN SECURITIES

     None.

ITEM  3.   DEFAULTS  UPON  SENIOR   SECURITIES

     None.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
                 Regulation S-K
                 Number                             Description

                     10.1            Amendment No. 4 to Credit Agreement

                     27.1            Financial Data Schedule -
                                     Three Months Ended March 31, 2000

     (b) Reports on Form 8-K. No reports on Form 8-K were filed for the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2000.

                               NU SKIN ENTERPRISES, INC.



                               By:  /s/Corey B. Lindley
                                    Corey B. Lindley
                               Its: Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

     10.1      Amendment No. 4 to Credit Agreement

     27.1      Financial Data Schedule - Three Months Ended March 31, 2000