Form 10-Q
period 2000-06-30
NU SKIN ENTERPRISES INC
filed 2000-08-14
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q




(MarkOne)
[ X ]          QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

    As of August 7, 2000, 30,918,332 shares of the Company's Class A Common Stock, $.001 par value per share, and 54,578,780 shares of the Company's Class B Common Stock, $.001 par value per share, were outstanding.

                            NU SKIN ENTERPRISES, INC.

                2000 FORM 10-Q QUARTERLY REPORT - SECOND QUARTER

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



Part II. Other Information
         Item 1.  Legal Proceedings ..........................................17
         Item 2.  Changes in Securities ......................................17
         Item 3.  Defaults upon Senior Securities ............................17
         Item 4.  Submission of Matters to a Vote of Security Holders ........17
         Item 5.  Other Information ..........................................18
         Item 6.  Exhibits and Reports on Form 8-K ...........................18
         Signatures ..........................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
--------------------------------------------------------------------------------


                                                                                (Unaudited)
                                                                                  June 30,        December 31,
                                                                                    2000              1999
ASSETS                                                                          -----------       -----------
Current assets
     Cash and cash equivalents                                                  $    48,014       $   110,162
     Accounts receivable                                                             19,090            18,160
     Related parties receivable                                                      13,834            16,424
     Inventories, net                                                                92,035            85,751
     Prepaid expenses and other                                                      61,881            52,388
                                                                                -----------       -----------
                                                                                    234,854           282,885

Property and equipment, net                                                          57,773            57,948
Other assets, net                                                                   299,401           302,382
                                                                                -----------       -----------
          Total assets                                                          $   592,028       $   643,215
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                           $    12,093       $    22,685
     Accrued expenses                                                               104,614           114,691
     Related parties payable                                                         11,381            15,059
     Current portion of long-term debt                                               48,051            55,889
                                                                                -----------       -----------
                                                                                    176,139           208,324

Long-term debt, less current portion                                                 39,877            89,419
Other liabilities                                                                    36,093            36,093
                                                                                -----------        ----------
          Total liabilities                                                         252,109           333,836
                                                                                -----------        ----------

Stockholders' equity
     Preferred stock - 25,000,000 shares authorized, $.001 par
          value, no shares issued and outstanding                                        --                --
     Class A common stock - 500,000,000 shares authorized, $.001
          par value, 31,377,528 and 32,002,158 shares issued and outstanding             31                32
     Class B common stock - 100,000,000 shares authorized, $.001 par value,
          54,578,780 and 54,606,905 shares issued and outstanding                        55                55
     Additional paid-in capital                                                     114,709           119,652
     Retained earnings                                                              275,293           244,758
     Deferred compensation                                                           (3,639)           (6,898)
     Accumulated other comprehensive income                                         (46,530)          (48,220)
                                                                                -----------        ----------
                                                                                    339,919           309,379
                                                                                -----------        ----------
          Total liabilities and stockholders' equity                            $   592,028        $  643,215
                                                                                ===========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                      Three            Three            Six             Six
                                                   Months Ended    Months Ended    Months Ended    Months Ended
                                                     June 30,        June 30,        June 30,         June 30,
                                                       2000            1999            2000            1999
                                                   ------------    ------------    ------------    ------------
Revenue                                            $    226,959    $    211,286    $    440,584    $    445,037
Cost of sales                                            38,605          36,019          72,896          77,036
                                                   ------------    ------------    ------------    ------------

Gross profit                                            188,354         175,267         367,688         368,001
                                                   ------------    ------------    ------------    ------------

Operating expenses
     Distributor incentives                              88,468          81,640         171,263         169,289
     Selling, general and administrative                 74,539          61,220         149,536         119,225
                                                   ------------    ------------    ------------    ------------
Total operating expenses                                163,007         142,860         320,799         288,514
                                                   ------------    ------------    ------------    ------------

Operating income                                         25,347          32,407          46,889         79,487
Other income (expense), net                                (868)          1,980             821          3,844
                                                   ------------    ------------    ------------    ------------

Income before provision for income taxes                 24,479          34,387          47,710          83,331
Provision for income taxes                                8,812          12,379          17,175          30,488
                                                   ------------    ------------    ------------    ------------

Net income                                         $     15,667    $     22,008    $     30,535    $     52,843
                                                   ============    ============    ============    ============

Net income per share (Note 4):
     Basic                                         $        .18    $        .25    $        .35    $       .60
     Diluted                                       $        .18    $        .25    $        .35    $       .60
Weighted average common shares outstanding:
     Basic                                               85,865          87,158          86,044         87,466
     Diluted                                             86,192          88,425          86,370         88,750


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
--------------------------------------------------------------------------------




                                                                        Six             Six
                                                                   Months Ended    Months Ended
                                                                      June 30,        June 30,
                                                                        2000            1999
                                                                   ------------    ------------
Cash flows from operating activities:

Net income                                                         $     30,535    $     52,843
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                       15,170          14,014
     Amortization of deferred compensation                                3,259           1,393
     Changes in operating assets and liabilities:
          Accounts receivable                                              (930)           (369)
          Related parties receivable                                      2,590          (6,824)
          Inventories, net                                               (6,284)          9,644
          Prepaid expenses and other                                     (9,493)        (13,953)
          Other assets, net                                              (5,282)         (5,093)
          Accounts payable                                              (10,592)          3,342
          Accrued expenses                                              (10,077)        (21,512)
          Related parties payable                                        (3,678)            (29)
                                                                   ------------    ------------

     Net cash provided by operating activities                            5,218          33,456
                                                                   ------------    ------------

Cash flows from investing activities:
Purchase of property and equipment                                       (9,032)        (11,699)
Payments for lease deposits                                                 (24)         (1,274)
Receipt of refundable lease deposits                                        725             161
                                                                   ------------    ------------

     Net cash used in investing activities                               (8,331)        (12,812)
                                                                   ------------    ------------

Cash flows from financing activities:
Repurchase of shares of common stock (Note 6)                            (4,987)        (15,541)
Exercise of distributor and employee stock options                           43           2,264
Termination of Nu Skin USA license fee                                       --         (10,000)
Payment to stockholders under the NSI Acquisition                            --         (25,000)
Payments on long-term debt                                              (55,678)        (14,545)
                                                                   ------------    ------------

     Net cash used in financing activities                              (60,622)        (62,822)
                                                                   ------------    ------------

Effect of exchange rate changes on cash                                   1,587             144
                                                                   ------------    ------------

     Net decrease in cash and cash equivalents                          (62,148)        (42,034)

Cash and cash equivalents, beginning of period                          110,162         188,827
                                                                   ------------    ------------

Cash and cash equivalents, end of period                           $     48,014    $    146,793
                                                                   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.     THE COMPANY

       Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements and technology and telecommunication products and services. The Company distributes products throughout the world. The Company's operations are divided into three segments: North Asia, which consists of Japan and South Korea; Southeast Asia, which consists of Australia, Hong Kong (including Macau), New Zealand, the PRC (China), the Philippines, Taiwan and Thailand; and Other Markets, which consists of the Company's markets in Europe, South America and North America (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries"). The Company was incorporated on September 4, 1996 as a holding company.

       The Company completed the acquisition (the "NSI Acquisition") of the capital stock of Nu Skin International, Inc. ("NSI"), NSI affiliates in Europe, South America, Australia and New Zealand and certain other NSI affiliates (collectively, the "Acquired Entities") on March 26, 1998.

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

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 2000 and for the three and six-month periods ended June 30, 2000 and 1999. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


2.     ACQUISITION OF CERTAIN ASSETS OF NU SKIN USA, INC.

       On March 8, 1999, NSI terminated its distribution license and various other license agreements and other intercompany agreements with Nu Skin USA and paid Nu Skin USA a $10.0 million termination fee. Also, on that same date, through a newly formed wholly-owned subsidiary, the Company acquired selected assets of Nu Skin USA in exchange for assuming approximately $8.0 million of Nu Skin USA liabilities.

       The acquisition of the selected assets and assumption of liabilities and the termination of these agreements has been recorded for the consideration paid, except for the portion of Nu Skin USA which is under common control of a group of stockholders, which portion has been recorded at predecessor basis.

3.     ACQUISITION OF BIG PLANET, INC.

       On July 13, 1999, the Company completed the acquisition of Big Planet, Inc. ("Big Planet") for $29.2 million, which consisted of a cash payment of $14.6 million and a note payable of $14.6 million (the "Big Planet Acquisition"). In addition, the Company loaned Big Planet approximately $4.5 million immediately prior to the closing to redeem the option holders and certain management stockholders of Big Planet.

       The Big Planet Acquisition was accounted for by the purchase method of accounting. The Company recorded intangible assets of $47.0 million which will be amortized over a period of 20 years. During the three and six-month periods ended June 30, 2000, the Company recorded amortization on the intangible assets relating to the Big Planet Acquisition of $0.6 million and $1.2 million, respectively. Big Planet incurred operating losses of approximately $22.8 million from the period January 1, 1999 through July 12, 1999 and approximately $13.0 million for the six-month period ended June 30, 2000.

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

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       At June 30, 2000 and December 31, 1999, the Company held foreign currency forward contracts with notional amounts totaling approximately $26.4 million and $31.1 million, respectively, to hedge foreign currency items. These contracts do not qualify as hedging transactions and, accordingly, have been marked to market. The net gains on foreign currency forward contracts were $0.8 million and $0.1 million for the three-month periods ended June 30, 2000 and 1999, respectively, and were $1.9 million and $2.6 million for the six-month periods ended June 30, 2000 and 1999, respectively. These contracts at June 30, 2000 have maturities through February 2001.

6.     REPURCHASE OF COMMON STOCK

       During the three-month periods ended June 30, 2000 and 1999, the Company repurchased approximately 392,000 and 220,000 shares, respectively, of Class A common stock for approximately $2.5 million and $3.7 million, respectively. During the six-month periods ended June 30, 2000 and 1999, the Company repurchased approximately 679,000 and 1,002,000 shares, respectively, of Class A common stock for approximately $5.0 million and $15.5 million, respectively.

7.     COMPREHENSIVE INCOME

       The components of comprehensive income, net of related tax, for the three and six-month periods ended June 30, 2000 and 1999, were as follows (in thousands):


                                                     Three              Three               Six               Six
                                                  Months Ended      Months Ended       Months Ended       Months Ended
                                                 June 30, 2000      June 30, 1999      June 30, 2000     June 30, 1999
                                                 -------------      -------------      -------------     -------------
Net income                                       $      15,667      $      22,008      $      30,535     $      52,843

Other comprehensive income, net of tax:
Foreign currency translation adjustments                 1,606                 61              1,690              (635)
                                                 -------------      -------------      -------------     -------------
Comprehensive income                             $      17,273      $      22,069      $      32,225     $      52,208
                                                 =============      =============      =============     =============


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

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                         Three           Three              Six              Six
                     Months Ended     Months Ended     Months Ended     Months Ended
                     June 30, 2000    June 30, 1999    June 30, 2000    June 30,1999
                     -------------    -------------    -------------    ------------
Revenue
North Asia           $     149,805    $     143,356    $     290,178    $    316,404
Southeast Asia              66,517           69,980          143,238         137,761
Other Markets              100,325           82,582          206,988         149,983
Eliminations               (89,688)         (84,632)        (199,820)       (159,111)
                     -------------    -------------    -------------    ------------
       Totals        $     226,959    $     211,286    $     440,584    $    445,037
                     =============    =============    =============    ============


Operating Income

North Asia           $      10,286    $      22,516    $      17,505    $     50,636
Southeast Asia               8,157            7,329           16,665          16,061
Other Markets                1,867            1,123            9,308           5,494
Eliminations                 5,037            1,439            3,411           7,296
                     -------------    -------------    -------------    ------------
       Totals        $      25,347    $      32,407    $      46,889    $     79,487
                     =============    =============    =============    ============



                                                           As of            As of
                                                          June 30,      December 31,
                                                            2000            1999
                                                       -------------    ------------
Total Assets

North Asia                                             $      92,140    $    116,918
Southeast Asia                                                64,925         111,204
Other Markets                                                473,634         520,832
Eliminations                                                 (38,671)       (105,739)
                                                       -------------    ------------
       Totals                                          $     592,028    $    643,215
                                                       =============    ============



     Information as to the Company's operations in different geographical areas is set forth below (in thousands):

     Revenue
     Revenue from the Company's operations in Japan totaled $142,408 and $139,232 for the three-month periods ended June 30, 2000 and 1999, respectively, and totaled $277,021 and $308,862 for the six-month periods ended June 30, 2000 and 1999, respectively. Revenue from the Company's operations in Taiwan totaled $21,395 and $25,918 for the three-month periods ended June 30, 2000 and 1999, respectively, and totaled $43,613 and $53,925 for the six-month periods ended June 30, 2000 and 1999, respectively. Revenue from the Company's operations in the United States (which includes intercompany revenue) totaled $94,144 and $77,374 for the three-month periods ended June 30, 2000 and 1999, respectively, and totaled $195,629 and $140,517 for the six-month periods ended June 30, 2000 and 1999, respectively.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       Long-lived assets
       Long-lived assets in Japan were $26,637 and $29,314 as of June 30, 2000 and December 31, 1999, respectively. Long-lived assets in Taiwan were
       $3,473  and  $3,381  as  of  June  30,  2000  and   December   31,  1999,
       respectively. Long-lived assets in the United States were $297,551 and $310,255 as of June 30, 2000 and December 31, 1999, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 compared to 1999

         Revenue increased 7.4% to $227.0 million from $211.3 million for the three-month period ended June 30, 2000, compared with the same period in 1999, respectively, and revenue decreased 1.0% to $440.6 million from $445.0 million for the six-month period ended June 30, 2000, compared with the same period in 1999, respectively. Revenue for the second quarter of 2000 benefitted from an additional $14.5 million in revenue in the USA from Big Planet after the Big Planet Acquisition in July 1999 as well as favorable currency exchange rates in the current year period.

         Revenue in North Asia increased 4.5% to $149.8 million from $143.4 million for the three-month period ended June 30, 2000, compared with the same period in 1999, respectively and decreased 8.3% to $290.2 million from $316.4 million for the six-month period ended June 30, 2000, compared with the same period in 1999, respectively. The increase in revenue for the second quarter of 2000 was due to revenue in Japan increasing 2.3% to $142.4 million from $139.2 million in the second quarter of 1999 and also due to revenue in South Korea increasing 80.5% to $7.4 million from $4.1 million. The revenue increase in Japan is due to a stronger Japanese yen in the year 2000 versus the prior year. In local currency terms, revenue in Japan was 9.7% lower in the second quarter and 19.4% lower for the six-month period ended June 30, 2000 versus the prior year. The 2000 results reflect the impact of distributor productivity issues as well as increased competition experienced by the Company over the last 12 months. On a sequential basis, however, revenue increased 6.1% on a local currency basis due to a favorable distributor response to the launch of the Pharmanex business opportunity late in the first quarter and the launch of the popular Nu Skin 180 anti-aging skin therapy product late in the second quarter. In South Korea, the revenue increase is primarily due to significant growth in the Pharmanex division which included the launch of the Company's Body Design weight management products in the second quarter.

         Revenue in Southeast Asia decreased 14.4% and 16.3% to $29.8 million and $60.2 million for the three and six-month periods ended June 30, 2000 from $34.8 million and $71.9 million for the same periods in 1999, respectively. This decline in revenue was primarily a result of revenue in Taiwan decreasing 17.4% and 19.1% to $21.4 million and $43.6 million for the three and six-month periods ended June 30, 2000 from $25.9 million and $53.9 million for the same periods in 1999, respectively. The Company's operations in Taiwan have continued to suffer the impact of increased competition and an overall decline in sales in the direct selling industry in Taiwan, which management believes is largely due to the uncertainty of the viability of direct selling activities in the PRC as well as economic concerns throughout Southeast Asia. In addition, direct selling as a distribution channel has significantly penetrated the Taiwan market. Management believes that the Company's operations in Taiwan have also continued to suffer the impact of a major earthquake, which occurred during the third quarter of 1999.

           Revenue in the Company's other markets, which include its European and North and South America markets, increased 42.9% and 58.8% to $47.3 million and $90.2 million for the three and six-month periods ended June 30, 2000 from $33.1 million and $56.8 million for the same periods in 1999, respectively. This increase in revenue is due to the additional revenue of $14.5 million and $23.9 million for the three and six-month periods ended June 30, 2000, respectively, from Big Planet following the Big Planet Acquisition, which occurred in July 1999 as well as revenue from the transition of representatives and customers of I-Link in March 2000, resulting in sequential and year over year revenue increases in the USA. On a divisional basis, other U.S.-based divisions were relatively constant on a sequential and a year over year basis as more distributors focused on Big Planet. In addition, the increase in revenue for the six-month period also related to revenue of $26.3 million for the three-month period ended March 31, 2000 compared to revenue of $5.7 million from March 8, 1999 through March 31, 1999 from sales in the United States resulting from the termination of the Company's license agreement with Nu Skin USA, which occurred in

March 1999. This additional revenue more than offset the elimination of revenue from sales to the Company's former affiliates in these markets, which revenue is now eliminated in consolidation.

           Gross profit as a percentage of revenue remained constant at 83.0% for the three-month period ended June 30, 2000 compared to the same period in the prior year and increased to 83.5% for the six-month period ended June 30, 2000 compared to 82.7% for the same period in the prior year. The increase in the gross profit percentage for the six-month period in 2000 resulted from the strengthening of the Japanese yen and other Asian currencies relative to the U.S. dollar, higher margin sales to distributors in the United States following the termination of the Company's license agreement with Nu Skin USA, increased local manufacturing efforts and reduced duty rates. The Company purchases a significant majority of goods in U.S. dollars and recognizes revenue in local currency and is consequently subject to exchange rate risks in its gross margins. The Company's gross margin was negatively impacted by Big Planet operations, which includes the sale of lower margin technology products and services. Due to the continued growth in revenue from Big Planet, the impact of Big Planet on gross margins had a greater offsetting effect in the second quarter of 2000, than it did in the first quarter.

         Distributor incentives as a percentage of revenue increased to 39.0% and 38.9% for the three and six-month periods ended June 30, 2000 compared to 38.6% and 38.0% for the same periods in the prior year, respectively. The primary reason for the increase in 2000 was the termination of the Company's license agreement with Nu Skin USA which resulted in the Company beginning to sell products directly to distributors in the United States and paying the requisite commissions related to those sales. In addition, the Company recently restructured a portion of its compensation plan for distributors, adding short-term, division-focused incentives, which has increased compensation to the Company's entry-level distributors since the later part of 1999.

         Selling, general and administrative expenses as a percentage of revenue increased to 32.8% and 33.9% of revenue, respectively, for the three and six-month periods ended June 30, 2000 compared to 29.0% and 26.8% of revenue, respectively, for the same periods in the prior year. In U.S. dollar terms, selling, general and administrative expenses increased to $74.5 million and $149.5 million for the three and six-month periods ended June 30, 2000 compared to $61.2 million and $119.2 million for the same periods in the prior year, respectively. This increase was due primarily to an additional $8.9 million and $17.0 million of selling, general and administrative expenses relating to the assumed operations of Big Planet for the three and six-month periods ended June 30, 2000, respectively. In addition, the Company incurred an incremental $5.0 million of overhead expenses during the first half of 2000 compared to the first half of 1999, for operations in North America following the acquisition of certain assets from Nu Skin USA in March 1999 and operations in Canada, Mexico and Guatemala in May 1999. Selling, general and administrative expenses also increased year-over-year due to stronger foreign currencies in 2000, primarily the Japanese yen, and a convention held in Japan in the first quarter of 2000 which resulted in higher expenses of approximately $4.7 million in Japan in the first quarter of 2000, versus the same period in the prior year.

         Operating income decreased to $25.3 million and $46.9 million for the three and six-month periods ended June 30, 2000 from $32.4 million and $79.5 million in the same prior-year periods, respectively. Operating margin decreased to 11.2% and 10.6% for the three and six-month periods ended June 30, 2000 compared to 15.3% and 17.9% for the same prior-year periods, respectively. Operating income and margin decreased primarily due to the increase in selling, general and administrative expenses noted in the preceding paragraph.

         Other income (expense), net decreased $2.8 million and $3.0 million for the three and six-month periods ended June 30, 2000 compared to the same periods in the prior year. These decreases are related to the lower net gains recorded on foreign currency contracts in 2000 compared to 1999 due to the strengthening of the Japanese yen in relation to the U.S. dollar.

         Provision for income taxes decreased to $8.8 million and $17.2 million for the three and six-month periods ended June 30, 2000 from $12.4 million and $30.5 million for the same periods in the prior year, respectively. This decrease is primarily related to the decline in income before taxes as a result of the factors noted above.

         Net income decreased to $15.7 million and $30.5 million for the three and six-month periods ended June 30, 2000 from $22.0 million and $52.8 million, respectively. Net income as a percentage of revenue decreased to 6.9% for the three and six-month periods ended June 30, 2000 from 10.4% and 11.9% for the same periods in the prior year, respectively. These decreases resulted due to the factors noted in "operating income" and "other income" and were offset by the factors noted in "provision for income taxes" above.

Liquidity and Capital Resources

         Historically, the Company's principal needs for funds have been for distributor incentives, working capital (principally inventory purchases), operating expenses, capital expenditures and the development of operations in new markets. The Company has generally relied on cash flow from operations to meet its business objectives without incurring long-term debt to unrelated third parties to fund operating activities.

         The Company typically generates positive cash flow from operations due to favorable gross margins, the variable nature of distributor commissions which compromise a significant percentage of operating expenses, and minimal capital requirements. During the first and third quarters of each year, however, the Company pays significant accrued income taxes in many foreign jurisdictions including Japan. These large cash payments often more than offset significant cash generated in these quarters. During the six-month period ended June 30, 2000, the Company generated $5.2 million from operations compared to $33.5 million during the six-month period ended June 30, 1999. The significant decrease in cash generated from operations in 2000 compared to the same prior-year period primarily related to reduced net income in 2000 compared to 1999 of $22.3 million and the increase in inventory of approximately $21.0 million as of June 30, 2000 compared to inventory as of June 30, 1999, which were somewhat offset by reduced foreign income taxes paid in the first half of 2000, compared to the same period in the prior year.

         As of June 30, 2000, working capital was $58.7 million compared to $74.6 million as of December 31, 1999. Cash and cash equivalents at June 30, 2000 and December 31, 1999 were $48.0 million and $110.2 million, respectively. Both the decreases in working capital and cash and cash equivalents are related primarily to the debt payment of $55.7 million in March 2000 for the current portion of long-term debt, as well as lower cash generated from operations as discussed above.

         Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $9.0 million for the six-month period ended June 30, 2000. In addition, the Company anticipates additional capital expenditures through the remainder of 2000 of approximately $18.0 million to further enhance its infrastructure, including enhancements to computer systems and Internet related software in order to expand the Company's Internet capabilities and to accommodate anticipated future growth.

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

        In May 1998, the Company and its Japanese subsidiary Nu Skin Japan Co., Ltd. entered into a $180.0 million credit facility (the "Credit Facility") with a syndicate of financial institutions for which ABN-AMRO, N.V. acted as agent. The Credit Facility was used to satisfy liabilities which were assumed as part of the NSI Acquisition. The Company borrowed $110.0 million and Nu Skin Japan Co., Ltd. borrowed the Japanese yen equivalent of $70.0 million denominated in local currency. Payments against the credit facility totaling $41.6 million were made during the second quarter of 1998, payments totaling $14.5 million were made during the first quarter of 1999 and payments totaling $55.7 million were made during the first quarter of 2000. As of June 30, 2000, the balance relating to the Credit Facility totaled $87.9 million based on the quarter end exchange rate of Japanese yen to the U.S. dollar. In March 2000, the payment terms of the Credit Facility were extended resulting in a payment of approximately $48.1 million due in 2001 and approximately $19.9 million due in each of 2002 and 2003. The U.S. portion of the Credit Facility bears interest at either a base rate as specified in the Credit Facility plus an applicable margin or the London Inter-Bank Offer Rate plus an applicable margin, in the Company's discretion. The Japanese portion of the Credit Facility bears interest at the applicable Tokyo Inter-Bank Offer Rate plus an applicable margin. The maturity date of the Credit Facility as extended is March 31, 2003. The Credit Facility provides that the amounts borrowed are to be used for general corporate purposes. The Company is currently in compliance with all financial and other covenants under the Credit Facility.

         During 1999, the Company renewed a $10.0 million revolving credit agreement with ABN-AMRO, N.V. Advances are available under the agreement through May 18, 2001 with a possible extension upon approval of the lender. There were no outstanding balances under this credit facility at June 30, 2000.

         Since August 1998, the board of directors has authorized the Company to repurchase up to $40.0 million of the Company's outstanding shares of Class A common stock. The repurchases are used primarily to fund the Company's equity incentive plans. During the three and six-month periods ended June 30, 2000, the Company repurchased approximately 392,000 and 679,000 shares for an aggregate price of approximately $2.5 million and $5.0 million, respectively. As of June 30, 2000, the Company had repurchased a total of 2,960,102 shares for an aggregate price of approximately $32.5 million. In addition, in March 1999, in connection with the termination of the license and distribution agreements with Nu Skin USA, the board of directors separately authorized and the Company completed the purchase of approximately 700,000 shares of the Company's Class A common stock from Nu Skin USA and certain stockholders for approximately $10.0 million.

         The Company had related party payables of $11.4 million and $15.1 million at June 30, 2000 and December 31, 1999, respectively. In addition, the Company had related party receivables of $13.8 million and $16.4 million, respectively, at those dates. Related party balances outstanding in excess of 60 days beyond the date they become due and payable bear interest at a rate of 2% above the U.S. prime rate. As of June 30, 2000, no material related party payables or receivables had been outstanding for more than 60 days beyond the date they are due and payable.

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

Distributor Information

         The following table provides information concerning the number of active and executive distributors as of the dates indicated.

                             As of June 30, 2000        As of June 30, 1999
                             -------------------        -------------------
                              Active   Executive         Active   Executive
                             --------  ---------        --------  ---------
North  Asia                   301,000     14,119         330,000     15,822
Southeast  Asia                96,000      2,929         117,000      4,283
Other  Markets                 72,000      3,600          73,000      3,506
                             --------  ---------        --------  ---------
Total                         469,000     20,648         520,000     23,611
                             ========  =========        ========  =========


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

     The Company's foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of June 30, 2000, the primary currency for which the Company had net underlying foreign currency exchange rate exposure was the Japanese yen. Based on the Company's foreign exchange contracts at June 30, 2000 as discussed in Note 6 of the notes to the Consolidated Financial Statements, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not result in significant other income or expense recorded in the Consolidated Statements of Income.

Outlook

         Management's outlook for the remainder of 2000 and looking forward to 2001 is contingent upon the continued success of its strategy of aligning the Company's historical business along three divisions of products and opportunities: Nu Skin (personal care products), Pharmanex (nutritional products), and Big Planet (technology, Internet and telecommunications products and services). Each of these divisions is supported by Nu Skin Enterprises' resources, expertise and knowledge of direct selling. During 1999, the divisional strategy was implemented or announced in major markets. While implementation initially caused some disruption in the distributor force, management believes that its strategy positively impacted overall revenue in the second quarter of 2000, particularly in the United States, Japan and South Korea. While management believes that its divisional strategy will yield overall growth for the Company in a market, it recognizes that division specific growth in any given market may vary as distributors shift their attention and focus from one division to another just as the Company's seamless compensation plan yields variations in individual market performance as distributors shift their focus among geographic markets. Management anticipates modest sequential revenue growth in Taiwan and South Korea and continued stabilization of revenue in Japan and the United States during the second half of the year.

         Gross margins are anticipated to remain strong as the Company continues to focus on selling differentiated, high margin goods. As Big Planet continues to fuel revenue growth, gross margins will decrease due to the lower margin goods and services provided by Big Planet. Distributor incentives are anticipated to continue at current levels or slightly increase due to new incentive programs aimed at attracting new distributors. Selling, general and administrative costs are anticipated to slightly decrease as a percentage of revenue through the remainder of 2000 as the Company looks to improve efficiencies. While the Company experienced reduced tax rates for the year ended December 31, management believes that its annual corporate tax rates will continue at current levels through the remainder of 2000.

Note Regarding Forward-Looking Statements

           With the exception of historical facts, the statements contained in this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") which reflect the Company's current expectations and beliefs regarding the future results of operations, performance and achievements of the Company. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning: (i) the Company's belief that existing cash and cash flow from operations will be adequate to fund cash needs;
(ii) management's belief that the Company's divisional strategy is beginning to generate growth in certain markets including the United States, Japan and South Korea; (iii) the belief that the Company's divisional strategy will yield overall growth; (iv) the belief that revenue in Japan, the United States, South Korea and Taiwan will stabilize or modestly increase for the balance of the year; (v) management's anticipation that gross margins will remain strong, distributor incentives will generally continue at historical rates or slightly increase, selling, general and administrative expenses will slightly decrease as a percent of revenue, and that tax rates will remain at historical levels; and
(vi) the Company's plan to implement forward contracts and other hedging strategies to manage foreign currency risks. In addition, when used in this report, the words or phrases, "will likely result," "expects," "anticipates," " will continue," "intends," "plans," "believes," "the Company or management believes," and similar expressions are intended to help identify forward looking statements.

         The Company wishes to caution readers that the risks and uncertainties set forth below, and the other risks and factors described herein and in the Company's other filings with the Securities and Exchange Commission (which contain a more detailed discussion of the risks and uncertainties related to the Company's business) could cause (and in some cases in the past have caused) the Company's actual results and outcomes to differ materially from those discussed or anticipated. The Company also wishes to advise readers that it is not obligated to update or revise these forward looking statements to reflect new events or circumstances. Important factors, risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to:

   (a) The risk that the sequential growth in Japan from the first and second quarters will not be sustained and may not necessarily be indicative of future operating results. The Company has implemented various initiatives to stabilize its Asian operations and renew growth. Although initial results have resulted in modest returns, there can be no assurances that the factors that have negatively impacted the business will not continue to have a negative impact or that the initiatives will help stabilize operations or renew growth on a sustained basis.

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

    (c) Management's ability to successfully integrate the business of Pharmanex and Big Planet with the Company's existing operations and shift to a product-based divisional structure, which is subject to risks including continued or renewed confusion or uncertainty among the Company's distributors which the Company believes has adversely affected the productivity of the Company's distributors, and potential unforeseen expenses or difficulties in shifting to a divisional strategy.

    (d) Because a substantial majority of the Company's sales are generated from the Asian region, particularly Japan and Taiwan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by (i) renewed or sustained weakness of Asian economies or consumer confidence, or (ii) weakening of foreign currencies, particularly the Japanese yen, which has recently strengthened and helped offset the effects of the decline in local currency revenue in Japan, and the risk that the Company will not be able to favorably implement forward contracts and other hedging strategies to manage foreign currency risk.

    (e) Adverse business or political conditions, continued competitive pressure, the maturity of the direct sales channel in certain of the Company's markets, adverse publicity, or changes in laws and regulations (including any increased government regulation of direct selling activities and products in existing and future markets such as the People's Republic of China's restrictions on direct selling or changes in U.S. or foreign tax regulations), unanticipated increases in expenses, the Company's reliance on outside manufacturers, fluctuations in quarterly results and general business risks that could adversely affect the Company's ability to sell products and expand or maintain its existing distributor force or otherwise adversely affect its operating results.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled "Currency Risk and Exchange Rate Information" in "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I and also in Note 5 to the Financial Statements contained in Item 1 of Part I.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for information concerning legal proceedings. On July 21, 2000, the Tenth Circuit Court of Appeals reversed a decision by the district court in the case Pharmanex
v. Donna Shalala. The case was originally initiated by Pharmanex, a subsidiary of the Company, in the Federal District Court for the District of Utah to challenge the decision by the Food and Drug Administration that Cholestin was a drug and could not be marketed as a dietary supplement. In February 1999, the Utah district court ruled that Cholestin could be legally sold as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 ("DSHEA") based on the courts statutory interpretation of a provision of DSHEA that excludes from the definition of dietary supplements an article that is approved as a new drug which was not marketed as a dietary supplement prior to such approval. The Tenth Circuit Court of Appeals reversed the district courts decision with respect to the interpretation of such provision and remanded the case back to the district court to determine whether Cholestin can be legally sold as a dietary supplement based on other provisions of DSHEA, the facts of the case and the appellate courts ruling regarding the interpretation of the relevant statute.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 11, 2000. At the Annual Meeting, Blake M. Roney, Steven J. Lund, Sandra N. Tillotson, Keith
R. Halls, Brooke B. Roney, Max L. Pinegar, E.J. "Jake" Garn, Paula F. Hawkins, Daniel W. Campbell and Andrew D. Lipman were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors are duly elected. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management's director nominees. The following chart reflects the vote tabulation with respect to each director nominee. The figures reported reflect votes cast by holders of the Company's Class A common stock and Class B common stock. Each share of Class A common stock entitles its holder to one vote, and each share of Class B common stock entitles its holder to ten votes.

Name of Director Nominee                 Votes For             Votes Withheld
------------------------                -----------            --------------

  Blake M. Roney                        437,587,657                88,175
  Steven J. Lund                        437,587,657                88,175
  Sandra N. Tillotson                   437,587,657                88,175
  Keith R. Halls                        437,587,657                88,175
  Brooke B. Roney                       437,587,657                88,175
  Max L. Pinegar                        437,587,657                88,175
  E.J. "Jake" Garn                      437,587,657                88,175
  Paula F. Hawkins                      437,587,657                88,175
  Daniel W. Campbell                    437,587,657                88,175
  Andrew D. Lipman                      437,587,657                88,175

         The stockholders also approved the Company's 2000 Employee Stock Purchase Plan with 434,136,274 votes voted in favor of the amendment, 3,160,293 votes cast against and 379,265 abstentions. The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants, with 437,644,347 votes being cast for, 18,924 votes being cast against, and 12,561 abstentions.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Regulation S-K
          Number                                Description
          ------                                -----------

           10.1 Employment Agreement by and between Pharmanex and Joseph Chang.

           10.2 Promissory Note by and between the Company and Grant Pace.

           27.1                    Financial Data Schedule - Six Months Ended
                                   June 30, 2000


     (b) Reports on Form 8-K. No current Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2000.

                             NU SKIN ENTERPRISES, INC.



                             By:   /s/ Corey B. Lindley
                                   Corey B. Lindley
                             Its:  Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

EXHIBIT INDEX

     10.1      Employment Agreement by and between Pharmanex and Joseph Chang.

     10.2      Promissory Note by and between the Company and Grant Pace.

     27.1      Financial Data Schedule - Six Months Ended June 30, 2000