Form 10-Q
period 2000-09-30
NU SKIN ENTERPRISES INC
filed 2000-11-07
CIK 1021561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q




(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

    As of October 31, 2000, 31,480,273 shares of the Company's Class A Common Stock, $.001 par value per share, and 53,408,951 shares of the Company's Class B Common Stock, $.001 par value per share, were outstanding.

                            NU SKIN ENTERPRISES, INC.

                 2000 FORM 10-Q QUARTERLY REPORT - THIRD QUARTER

                                TABLE OF CONTENTS


                                                                           Page

Part I. Financial Information
  Item 1.  Financial Statements:
    Consolidated Balance Sheets............................................... 2
    Consolidated Statements of Income......................................... 3
    Consolidated Statements of Cash Flows..................................... 4
    Notes to Consolidated Financial Statements ............................... 5
  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................................10
  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........17


Part II. Other Information
  Item 1.  Legal Proceedings..................................................18
  Item 2.  Changes in Securities..............................................18
  Item 3.  Defaults upon Senior Securities....................................18
  Item 4.  Submission of Matters to a Vote of Security Holders................18
  Item 5.  Other Information..................................................18
  Item 6.  Exhibits and Reports on Form 8-K...................................18
  Signatures..................................................................19


  Nu Skin, Pharmanex, Big Planet, Nu Skin 180 and LifePak are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
--------------------------------------------------------------------------------



                                                                        (Unaudited)
                                                                       September 30,       December 31,
                                                                           2000                1999
                                                                       ------------        ------------

ASSETS
Current assets
     Cash and cash equivalents                                         $     49,899        $    110,162
     Accounts receivable                                                     21,134              18,160
     Related parties receivable                                              13,487              16,424
     Inventories, net                                                        89,494              85,751
     Prepaid expenses and other                                              60,424              52,388
                                                                       ------------        ------------
                                                                            234,438             282,885

Property and equipment, net                                                  57,729              57,948
Other assets, net                                                           297,082             302,382
                                                                       ------------        ------------
         Total assets                                                  $    589,249        $    643,215
                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                  $     15,038        $     22,685
     Accrued expenses                                                        87,203             114,691
     Related parties payable                                                 11,389              15,059
     Current portion of long-term debt (Note 10)                                 --              55,889
                                                                       ------------        ------------
                                                                            113,630             208,324

Long-term debt, less current portion                                         87,143              89,419
Other liabilities                                                            38,549              36,093
                                                                       ------------        ------------
         Total liabilities                                                  239,322             333,836
                                                                       ------------        ------------

Stockholders' equity
     Preferred stock - 25,000,000 shares authorized, $.001 par
         value, no shares issued and outstanding                                 --                  --
     Class A common stock - 500,000,000 shares authorized, $.001 par value, 31,321,701 and 32,002,158 shares issued and
         outstanding                                                             31                  32
     Class B common stock - 100,000,000 shares authorized, $.001 par value, 53,578,780 and 54,606,905 shares issued and
         outstanding                                                             54                  55
     Additional paid-in capital                                             108,200             119,652
     Retained earnings                                                      290,253             244,758
     Deferred compensation                                                   (2,404)             (6,898)
     Accumulated other comprehensive income                                 (46,207)            (48,220)
                                                                        -----------        ------------
                                                                            349,927             309,379
                                                                        -----------        ------------
         Total liabilities and stockholders' equity                     $   589,249        $    643,215
                                                                        ===========        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)
--------------------------------------------------------------------------------




                                              Three         Three          Nine           Nine
                                           Months Ended  Months Ended  Months Ended   Months Ended
                                             Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                               2000          1999          2000          1999
                                            ----------    ----------    ----------    ----------

Revenue                                     $  215,567    $  220,088    $  656,151    $  665,125
Cost of sales                                   36,839        37,557       109,735       114,593
                                            ----------    ----------    ----------    ----------

Gross profit                                   178,728       182,531       546,416       550,532
                                            ----------    ----------    ----------    ----------
Operating expenses
     Distributor incentives                     83,773        85,495       255,036       254,784
     Selling, general and administrative        71,080        66,648       220,616       185,873
                                            ----------    ----------    ----------    ----------

Total operating expenses                       154,853       152,143       475,652       440,657
                                            ----------    ----------    ----------    ----------

Operating income                                23,875        30,388        70,764       109,875
Other income (expense), net                       (500)       (5,192)          321        (1,348)
                                            ----------    ----------    ----------    ----------

Income before provision for income taxes        23,375        25,196        71,085       108,527
Provision for income taxes                       8,415         4,070        25,590        34,558
                                            ----------    ----------    ----------    ----------

Net income                                  $   14,960    $   21,126    $   45,495    $   73,969
                                            ==========    ==========    ==========    ==========

Net income per share (Note 4):
     Basic                                  $      .18    $      .24    $      .53    $      .85
     Diluted                                $      .18    $      .24    $      .53    $      .84
Weighted average common shares outstanding:
     Basic                                      85,077        86,927        85,603        87,177
     Diluted                                    85,409        87,951        86,017        88,285








              The accompanying notes are an integral part of these
                       consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
--------------------------------------------------------------------------------



                                                                           Nine             Nine
                                                                       Months Ended     Months Ended
                                                                         Sept. 30,        Sept. 30,
                                                                           2000             1999
                                                                       ------------     -------------

Cash flows from operating activities:
Net income                                                             $     45,495     $      73,969
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                                          23,009            21,844
      Amortization of deferred compensation                                   4,494             2,762
      Changes in operating assets and liabilities:
         Accounts receivable                                                 (2,974)           (3,185)
         Related parties receivable                                           2,937            (3,411)
         Inventories, net                                                    (3,743)             (184)
         Prepaid expenses and other                                          (8,036)          (19,773)
         Other assets, net                                                   (6,874)          (12,227)
         Accounts payable                                                    (7,647)             (895)
         Accrued expenses                                                   (25,032)          (47,734)
         Related parties payable                                             (3,670)              198
                                                                       ------------     -------------

   Net cash provided by operating activities                                 17,959            11,364
                                                                       ------------     -------------

Cash flows from investing activities:
Purchase of property and equipment                                          (13,117)          (22,620)
Payments for lease deposits                                                     (24)           (1,886)
Receipt of refundable lease deposits                                            743               752
Purchase of Big Planet, net of cash acquired                                     --           (13,571)
                                                                       ------------     -------------

   Net cash used in investing activities                                    (12,398)          (37,325)
                                                                       ------------     -------------

Cash flows from financing activities:
Exercise of distributor and employee stock options                               90             2,529
Termination of Nu Skin USA license fee                                           --           (10,000)
Payment to stockholders under the NSI Acquisition                                --           (25,000)
Payments on long-term debt                                                  (55,678)          (14,545)
Repurchase of shares of common stock                                        (11,544)          (19,612)
                                                                       ------------    --------------

   Net cash used in financing activities                                    (67,132)          (66,628)
                                                                       ------------    --------------

Effect of exchange rate changes on cash                                       1,308            11,912
                                                                       ------------     -------------

   Net decrease in cash and cash equivalents                                (60,263)          (80,677)

Cash and cash equivalents, beginning of period                              110,162           188,827
                                                                       ------------      ------------

Cash and cash equivalents, end of period                               $     49,899      $    108,150
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

          The Company completed the acquisition of privately-held Generation Health Holdings, Inc., the parent company of Pharmanex, Inc.("Pharmanex"), on October 16, 1998, which enhanced the Company's involvement with the distribution and sale of nutritional products.

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

          The Company  completed the Big Planet  Acquisition (as defined in Note
          3) on July 13, 1999, which enabled the Company to provide marketing and distribution of technology-based products and services.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and 1999. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


2.        ACQUISITION OF CERTAIN ASSETS OF NU SKIN USA, INC.

          On March 8, 1999, NSI terminated its distribution license and various other license agreements and other intercompany agreements with Nu Skin USA and paid Nu Skin USA a $10.0 million termination fee. Also, on that same date, through a newly formed wholly-owned subsidiary, the Company acquired selected assets of Nu Skin USA in exchange for assuming various accounts payable of Nu Skin USA.

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

          The Big Planet Acquisition was accounted for by the purchase method of accounting. The Company recorded intangible assets of $47.0 million which will be amortized over a period of 20 years. During the three and nine-month periods ended September 30, 2000, the Company recorded amortization on the intangible assets relating to the Big Planet Acquisition of $0.6 million and $1.8 million, respectively. Big Planet incurred operating losses of approximately $19.7 million for the nine-month period ended September 30, 2000.


4.        NET INCOME PER SHARE

          Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data give effect to all dilutive potential common shares that were outstanding during the periods presented.


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

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


          At September 30, 2000 and December 31, 1999, the Company held foreign currency forward contracts with notional amounts totaling approximately $26.0 million and $31.1 million, respectively, to hedge foreign currency items. These contracts do not qualify as hedging transactions and, accordingly, have been marked to market. The net gains on foreign currency forward contracts were $0.5 million and $2.4 million for the three and nine-month periods ended September 30, 2000, respectively, and the net losses on foreign currency forward contracts were $4.8 million and $2.2 million for the three and nine-month periods ended September 30, 1999, respectively. These contracts at September 30, 2000 have maturities through March 2001.


6.        REPURCHASE OF COMMON STOCK

          During the three-month periods ended September 30, 2000 and 1999, the Company repurchased approximately 1,039,000 and 303,000 shares, respectively, of Class A common stock for approximately $6.5 million and $3.7 million, respectively. During the nine-month periods ended September 30, 2000 and 1999, the Company repurchased approximately 1,718,000 and 1,305,000 shares, respectively, of Class A common stock for approximately $11.5 million and $19.6 million, respectively.


7.        COMPREHENSIVE INCOME

          The components of comprehensive income, net of related tax, for the three and nine-month periods ended September 30, 2000 and 1999, were as follows (in thousands):



                                                     Three              Three              Nine               Nine
                                                  Months Ended      Months Ended       Months Ended       Months Ended
                                                 Sept. 30, 2000    Sept. 30, 1999     Sept. 30, 2000     Sept. 30, 1999
                                                 --------------    --------------     --------------     --------------

Net income                                       $       14,960    $       21,126     $       45,495     $       73,969

Other comprehensive income, net of tax:
      Foreign currency translation
      adjustments                                           323             2,783              2,013              2,148
                                                 --------------    --------------     --------------     --------------
Comprehensive income                             $       15,283    $       23,909     $       47,508     $       76,117
                                                 ==============    ==============     ==============     ==============


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

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------




                                  Three                Three                 Nine                  Nine
                               Months Ended         Months Ended          Months Ended         Months Ended
                              Sept. 30, 2000       Sept. 30,1999        Sept. 30, 2000        Sept. 30,1999
                              --------------       -------------        --------------        -------------
Revenue

North Asia                    $      142,802       $     148,232        $      432,980        $     464,636
Southeast Asia                        65,677              69,186               208,915              206,947
Other Markets                        101,391              84,668               308,379              234,651
Eliminations                         (94,303)            (81,998)             (294,123)            (241,109)
                              --------------       -------------        --------------        -------------
     Totals                   $      215,567       $     220,088        $      656,151        $     665,125
                              ==============       =============        ==============        =============

Operating Income

North Asia                    $       10,611       $      18,396        $       28,116        $      69,032
Southeast Asia                         5,954              10,203                22,619               26,264
Other Markets                            557               2,016                 9,865                7,510
Eliminations                           6,753                (227)               10,164                7,069
                              --------------       -------------        --------------        -------------
     Totals                   $       23,875       $      30,388        $       70,764        $     109,875
                              ==============       =============        ==============        =============


                                                                             As of                 As of
                                                                           Sept. 30,           December 31,
                                                                              2000                 1999
                                                                        --------------        -------------
Total Assets

North Asia                                                              $       90,259        $     116,918
Southeast Asia                                                                  69,731              111,204
Other Markets                                                                  462,345              520,832
Eliminations                                                                   (33,086)            (105,739)
                                                                        --------------        -------------
     Totals                                                             $      589,249        $     643,215
                                                                        ==============        =============


          Information as to the Company's operations in different geographical areas is set forth below (in thousands):

          Revenue
          Revenue from the Company's  operations  in Japan totaled  $134,164 and
          $143,984 for the three- month periods ended September 30, 2000 and 1999, respectively, and totaled $411,185 and $452,846 for the nine-month periods ended September 30, 2000 and 1999, respectively. Revenue from the Company's operations in Taiwan totaled $20,950 and $26,883 for the three- month periods ended September 30, 2000 and 1999, respectively, and totaled $64,563 and $80,808 for the nine-month periods ended September 30, 2000 and 1999, respectively. Revenue from the Company's operations in the United States (which includes intercompany revenue) totaled $94,887 and $78,950 for the three-month periods ended September 30, 2000 and 1999, respectively, and totaled $290,516 and $219,467 for the nine-month periods ended September 30, 2000 and 1999, respectively.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


          Long-lived assets
          Long-lived  assets in Japan were  $25,218 and $29,314 as of  September
          30, 2000 and December 31, 1999, respectively. Long-lived assets in Taiwan were $3,212 and $3,381 as of September 30, 2000 and December 31, 1999, respectively. Long-lived assets in the United States were $296,939 and $310,255 as of September 30, 2000 and December 31, 1999,
          respectively.


9.        NEW ACCOUNTING STANDARDS

          Accounting for Derivative  Instruments and Hedging  Activities
          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 by January 1, 2001. The Company does not anticipate that the adoption of SFAS 133 will have a significant impact on the Company's consolidated financial statements.

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


10.       SUBSEQUENT EVENTS

          Long-term Debt Refinancing
          On October 12, 2000, the Company refinanced the $87.1 million balance of its existing credit facility with the proceeds of a private placement of $90.0 million of ten-year senior notes (the "Notes") to The Prudential Insurance Company of America. The Notes are denominated in Japanese yen. The Notes bear interest at an effective rate of 3.03% annually and becomes due October 2010 with principal payments beginning October 2004. The debt is classified as long-term in the consolidated financial statements as of September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 compared to 1999

         Revenue decreased 2.0% and 1.3% to $215.6 million and $656.2 million for the three and nine- month periods ended September 30, 2000 from $220.1 million and $665.1 million for the same periods in 1999, respectively. The decrease in revenue on a year-over-year basis was due to lower revenue results in Japan and Taiwan, which was partially offset by increased revenue in the United States from the operations of Big Planet, as discussed below. Fluctuations in foreign currency exchange rates positively impacted revenue for the quarter by approximately 3% on a year-over-year basis.

         Revenue in North Asia decreased 3.6% and 6.8% to $142.8 million and $433.0 million for the three and nine-month periods ended September 30, 2000 from $148.2 million and $464.6 million for the same periods in 1999, respectively. This decrease in revenue was due to revenue in Japan decreasing 6.8% and 9.2% to $134.2 million and $411.2 million for the three and nine-month periods ended September 30, 2000 from $144.0 million and $452.8 million for the same periods in 1999, respectively. The decline in revenue in Japan was partially offset by an increase in revenue in South Korea of 104.8% and 84.7% to $8.6 million and $21.8 million for the three and nine-month periods ended September 30, 2000 from $4.2 million and $11.8 million for the same periods in 1999, respectively. In local currency terms, revenue in Japan was 10.7% lower in the third quarter of 2000 versus the prior year and 16.7% lower for the nine-month period ended September 30, 2000 versus the prior year. The 2000 results reflect the impact of distributor productivity issues as well as increased competition experienced by the Company over the last 18 months as discussed in previous filings. On a sequential basis, revenue in Japan declined by 5.8% after increasing by 5.8% from the first to the second quarter of 2000. The sequential decline in revenue in Japan in the third quarter of 2000 is due in part to the discontinuance of a quarterly LifePak discount promotion in Japan in favor of the Company's Automatic Delivery Program ("ADP"), which offers a smaller discount to purchasers for a long-term monthly commitment. Management believes that as the ADP program continues to grow, it will generate a more stable and consistent revenue stream. Management also believes that revenue in the quarter, compared to the prior sequential quarter, was also affected by seasonality trends and promotional efforts focused on initiatives planned for the fourth quarter and sales of Nu Skin 180 Anti-Aging Skin Therapy System ("Nu Skin 180") during the latter part of the second quarter in connection with the initial launch of Nu Skin 180. In South Korea, the revenue increase is primarily due to significant new product launches including Pharmanex's weight management products in the second quarter of 2000 and Nu Skin 180 in the third quarter of 2000.

         Revenue in Southeast Asia decreased 18.0% and 16.9% to $29.6 million and $89.8 million for the three and nine-month periods ended September 30, 2000 from $36.1 million and $108.0 million for the same periods in 1999, respectively. This decline in revenue was primarily a result of revenue in Taiwan decreasing 21.9% and 20.0% to $21.0 million and $64.6 million for the three and nine-month periods ended September 30, 2000 from $26.9 million and $80.8 million for the same periods in 1999, respectively. While the Company's operations in Taiwan have continued to suffer the impact of increased competition and an overall decline in sales in the direct selling industry in Taiwan, which management believes is largely due to economic concerns throughout Southeast Asia, revenue results in the third quarter were essentially level with the second quarter of 2000. Management believes that this leveling of sales is due to new promotional plans and initiatives in this market. Management believes that the Company's year-over-year comparisons in Taiwan suffered from the impact of a major earthquake, which occurred late in the third quarter of 1999. In addition, direct selling as a distribution channel has significantly penetrated the Taiwan market.

         Revenue in the Company's Other Markets, which include its European and North and South America markets, increased 21.0% and 44.2% to $43.2 million and $133.4 million for the three and nine- month periods ended September 30, 2000 from $35.7 million and $92.5 million for the same periods in

1999, respectively. This increase in revenue is due to the additional revenue of $6.0 million and $24.9 million for the three and nine-month periods ended September 30, 2000, respectively, from Big Planet following the Big Planet Acquisition, which occurred in July 1999. In addition, the increase in revenue for the nine-month period also related to revenue of $26.3 million for the three-month period ended March 31, 2000 compared to revenue of $5.7 million from March 8, 1999 through March 31, 1999 from sales in the United States resulting from the termination of the Company's license agreement with Nu Skin USA, which occurred in March 1999. This additional revenue more than offsets the elimination of revenue from sales to the Company's former affiliates in these markets, which revenue is now eliminated in consolidation. On a sequential basis, revenue in the United States decreased by $4.3 million, which is primarily due to lower revenue from Big Planet in the United States. This decline in Big Planet revenue is largely related to the Company's conclusion of the "Free to a Good Home" Iphone initiative, which provided a free Iphone to subscribers entering into a long-term commitment for the Company's Internet and long distance services. The Company is currently focusing on initiatives that place an emphasis on higher margin products such as web page building and telecommunications products.

         Gross profit as a percentage of revenue remained constant at 82.9% for the three-month period ended September 30, 2000 compared to the same period in the prior year and increased to 83.3% for the nine-month period ended September 30, 2000 compared to 82.8% for the same period in the prior year. The increase in the gross profit percentage for the nine-month period in 2000 resulted from the strengthening of the Japanese yen and other Asian currencies relative to the U.S. dollar, higher margin sales to distributors in the United States following the termination of the Company's license agreement with Nu Skin USA, increased local manufacturing efforts and reduced duty rates. The Company purchases a significant majority of goods in U.S. dollars and recognizes revenue in local currencies. Consequently, the Company is subject to exchange rate risks in its gross margins. The Company's gross margin was negatively impacted by Big Planet operations, which include the sale of lower margin technology products and services. Due to the overall growth in revenue from Big Planet, the impact of Big Planet on gross margins had a greater offsetting effect in the second and third quarters of 2000 than it did in the first quarter of 2000.

         Distributor incentives as a percentage of revenue increased to 38.9% for both the three and nine-month periods ended September 30, 2000 compared to 38.8% and 38.3% for the same periods in the prior year, respectively. The primary reason for the increase in 2000 was the termination of the Company's license agreement with Nu Skin USA which resulted in the Company beginning to sell products directly to distributors in the United States and paying the requisite commissions related to those sales. In addition, the Company recently restructured a portion of its compensation plan for distributors, adding short-term, division-focused incentives, which has increased compensation to the Company's entry-level distributors since the later part of 1999.

         Selling, general and administrative expenses as a percentage of revenue increased to 33.0% and 33.6% of revenue for the three and nine-month periods ended September 30, 2000 compared to 30.3% and 27.9% of revenue for the same periods in the prior year, respectively. In U.S. dollar terms, selling, general and administrative expenses increased to $71.1 million and $220.6 million for the three and nine-month periods ended September 30, 2000 compared to $66.6 million and $185.9 million for the same periods in the prior year, respectively. This increase was due primarily to an additional $2.1 million and $19.1 million of selling, general and administrative expenses relating to the assumed operations of Big Planet for the three and nine-month periods ended September 30, 2000, respectively. In addition, the Company incurred an incremental $2.3 million of overhead expenses during the nine-month period ended September 30, 2000 compared to the same period in the prior year for operations in North America following the acquisition of certain assets from Nu Skin USA in March 1999 and the North American Affiliates in May 1999. Selling, general and administrative expenses also increased on a year-over-year basis by $4.8 million for the nine-month period ended September 30, 2000 due to a stronger Japanese yen in 2000. Finally, a convention held in Japan in the first quarter of 2000 resulted in higher expenses of approximately $4.7 million in the first quarter of 2000, versus the same period in the prior year.

         Other income (expense), net increased $4.7 million and $1.0 million for the three and nine-month periods ended September 30, 2000, respectively, compared to the same periods in the prior year primarily as a result of the significant hedging losses recorded in the third quarter of 1999 from forward contracts and intercompany loans resulting from a stronger Japanese yen in relation to the U.S. dollar. The increase for the nine-month period in 2000 was offset by lower net gains recorded on foreign currency contracts in the first half of 2000 compared to the same prior-year period as well as reduced interest expense relating to the Company's long-term debt.

         Provision for income taxes increased to $8.4 million for the three-month period ended September 30, 2000 from $4.1 million for the same prior-year period. This increase is due to the increase in the effective tax rate from 16.2% in the third quarter of 1999 to 36.0% in the third quarter of 2000. The effective tax rate of 16.2% in the third quarter of 1999 related to the utilization of foreign tax credits as a result of the Company's global tax restructuring plans in that period. Provision for income taxes decreased to $25.6 million for the nine-month period ended September 30, 2000 from $34.6 million for the same prior-year period. This decrease is due to lower income earned in 2000 versus 1999.

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

         The Company typically generates positive cash flow from operations due to favorable gross margins, the variable nature of distributor commissions which comprise a significant percentage of operating expenses and minimal capital requirements. During the first and third quarters of each year, however, the Company pays significant accrued income taxes in many foreign jurisdictions including Japan. These large cash payments often more than offset significant cash generated in these quarters. During the nine-month period ended September 30, 2000, the Company generated $18.0 million from operations compared to $11.4 million during the nine-month period ended September 30, 1999. This increase in cash generated from operations in 2000 compared to the same prior-year period primarily related to reduced foreign taxes paid in Japan as a result of the Company's global tax restructuring plans. This reduction in foreign taxes paid was somewhat offset by lower net income in 2000.

         As of September 30, 2000, working capital was $120.8 million compared to $74.6 million as of December 31, 1999. Cash and cash equivalents at September 30, 2000 and December 31, 1999 were $49.9 million and $110.2 million, respectively. The decrease in cash and cash equivalents are related primarily to a debt payment of $55.7 million which occurred in March 2000. The increase in working capital is primarily related to the refinancing of the Company's existing credit facility, as described in Note 10 of the notes to the Consolidated Financial Statements, as well as the change noted above in cash and cash equivalents.

         Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $13.1 million for the nine-month period ended September 30, 2000. In addition, the Company anticipates additional capital expenditures through the remainder of 2000 of approximately $7.0 million to further enhance its infrastructure, including enhancements to computer systems and Internet related software in order to expand the Company's Internet capabilities and to accommodate anticipated future growth.

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

         On October 12, 2000, the Company refinanced the $87.1 million balance of its existing credit facility with the proceeds of a private placement of $90.0 million of ten-year senior notes (the "Notes") to The Prudential Insurance Company of America. The Notes are denominated in Japanese yen. The Notes bear interest at an effective rate of 3.03% annually and become due October 2010 with principal payments beginning October 2004. The debt is classified as long-term in the consolidated financials statements as of September 30, 2000.

         During 2000, the Company renewed a $10.0 million revolving credit agreement with ABN-AMRO, N.V. Advances are available under the agreement through May 18, 2001 with a possible extension upon approval of the lender. There were no outstanding balances under this credit facility at September 30, 2000.

         Since August 1998, the board of directors has authorized the Company to repurchase up to $40.0 million of the Company's outstanding shares of Class A common stock. The repurchases are used primarily to fund the Company's equity incentive plans. During the three and nine-month periods ended September 30, 2000, the Company repurchased approximately 1,039,000 and 1,718,000 shares for an aggregate price of approximately $6.5 million and $11.5 million, respectively. As of September 30, 2000, the Company had repurchased a total of 3,999,102 shares for an aggregate price of approximately $39.3 million. In addition, in March 1999, in connection with the termination of the license and distribution agreements with Nu Skin USA, the board of directors separately authorized and the Company completed the purchase of approximately 700,000 shares of the Company's Class A common stock from Nu Skin USA and certain stockholders for approximately $10.0 million.

         The Company had related party payables of $11.4 million and $15.1 million at September 30, 2000 and December 31, 1999, respectively. In addition, the Company had related party receivables of $13.5 million and $16.4 million, respectively, at those dates.

         Management considers the Company to be sufficiently liquid to be able to meet its obligations on both a short and long-term basis. Management currently believes existing cash balances together with future cash flows from operations will be adequate to fund cash needs relating to the implementation of the Company's strategic plans.

Seasonality

         In addition to general economic factors, the direct selling industry is impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, Japan, Taiwan, Hong Kong, South Korea and
Thailand celebrate their respective local New Year in our first quarter. Management believes that direct selling in Japan, the United States and Europe is also generally negatively impacted during the month of August, which is in the Company's third quarter, when many individuals traditionally take vacations.

Distributor Information

         The following table provides information concerning the number of active and executive distributors as of the dates indicated.


                               As of Sept. 30, 2000         As of Sept. 30, 1999
                              ----------------------       ---------------------
                              Active       Executive       Active      Executive
                              -------      ---------       -------     ---------
North Asia . . . . . . . . .  292,000         13,957       321,000        14,977
Southeast Asia . . . . . . .   98,000          2,957       118,000         4,137
Other Markets. . . . . . . .   71,000          3,550        69,000         2,761
                              -------      ---------       -------     ---------
Total. . . . . . . . . . . .  461,000         20,464       508,000        21,875
                              =======      =========       =======     =========


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

         The Company's foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of September 30, 2000, the primary currency for which the Company had net underlying foreign currency exchange rate exposure was the Japanese yen. Based on the Company's foreign exchange contracts at September 30, 2000 as discussed in Note 5 of the notes to the Consolidated Financial Statements, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not result in significant other income or expense recorded in the Consolidated Statements of Income.

Outlook

         Management's outlook for the remainder of 2000 and looking forward to 2001 is contingent upon the continued success of its strategy of aligning the Company's historical business along three divisions of products and opportunities: Nu Skin (personal care products), Pharmanex (nutritional products), and Big Planet (technology, Internet and telecommunications products and services). Each of these divisions is supported by Nu Skin Enterprises' resources, expertise and knowledge of direct selling. During 1999, the divisional strategy was implemented or announced in major markets. While implementation initially caused some disruption in the distributor force, management believes that its strategy has had a positive impact in many of its markets, particularly in the United States, Japan and South Korea. While management believes that its divisional strategy will yield overall growth for the Company in a market, it recognizes that division specific growth in any given market may vary as distributors shift their attention and focus from one division to another just as the Company's seamless compensation plan yields variations in individual market performance as distributors shift their focus among geographic markets. During the fourth quarter of 2000, management anticipates modest sequential revenue growth in Japan and Taiwan and relatively level revenue in South Korea and the United States. Overall sequential revenue growth for the fourth quarter, which has historically been one of the Company's strongest quarters of the year, is expected to be 5% to 8%. For the year 2001, the Company anticipates revenue growth rates in the mid to high single digits.

         Gross margins are anticipated to decrease slightly in the fourth quarter of 2000 and into 2001 due to the lower margin goods and services provided by Big Planet as well as the Company's forecast of slightly weaker foreign currencies. Distributor incentives are anticipated to slightly increase due to new incentive programs aimed at attracting new distributors. Selling, general and administrative costs are anticipated to slightly decrease as a percentage of revenue through the fourth quarter of 2000 as the Company looks to continue improving efficiencies and are anticipated to slightly increase in the first quarter of 2001 relating to the planned convention to be held in the United States during the first quarter of 2001 and in the fourth quarter of 2001 due to the planned convention in Japan. While the Company experienced reduced tax rates for the year ended December 31, 1999, management believes that its annual corporate tax rates will continue at current levels through the remainder of 2000 and with slight increases in 2001. Overall, management believes that net income and earnings per share will increase 7% to 10% in the fourth quarter of 2000 compared to the third quarter. For the year 2001, management believes that earnings growth rates will slightly exceed revenue growth rates due to improved operating efficiencies.

Note Regarding Forward-Looking Statements

         With the exception of historical facts, the statements contained in this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") which reflect the Company's current expectations and beliefs regarding the future results of operations, performance and achievements of the Company. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

o the Company's belief that existing cash and cash flow from operations will be adequate to fund cash needs;

o management's belief that the Company's divisional strategy will yield overall growth;

o the belief that revenue will increase sequentially in Japan and Taiwan and will remain relatively stable in the United States and South Korea during the fourth quarter;

o management's belief that earnings will improve by 7% to 10% during the fourth quarter compared to the third quarter and revenue will increase by 5% to 8% sequentially;

o the current anticipation that revenue will increase in the mid to high single digits in 2001 compared to 2000 and that earnings growth rates will be slightly more than the revenue growth rates as a result of improved operating efficiencies;

o management's anticipation that during the fourth quarter of 2000 gross margins will decrease slightly, distributor incentives will slightly increase, selling, general and administrative expenses will slightly decrease as a percent of revenue, and that tax rates will remain at historical levels; and

o the Company's plan to implement forward contracts and other hedging strategies to manage foreign currency risks.

         In addition, when used in this report, the words or phrases, "will likely result," "expects," "anticipates," "will continue," "intends," "plans," "believes," "the Company or management believes," and similar expressions are intended to help identify forward looking statements.

         The Company wishes to caution readers that the risks and uncertainties set forth below, and the other risks and factors described herein and in the Company's other filings with the Securities and Exchange Commission (which contain a more detailed discussion of the risks and uncertainties related to the Company's business) could cause (and in some cases in the past have caused) the Company's actual results and outcomes to differ materially from those discussed or anticipated. The Company also wishes to advise readers not to place any undue reliance on such forward-looking statements, which reflect the Company's beliefs and expectations only as of the date of this report. The Company assumes no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in its beliefs or expectations. Important factors, risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:


(a) There can be no assurances that the factors that have negatively impacted the business over the past year will not continue to have a negative impact or that recent initiatives, including the Company's divisional strategy, will help stabilize operations or renew growth on a sustained basis. The Company has recently implemented various initiatives to stabilize its Asian operations and renew growth. Although management believes initial results have been positive, there is still uncertainty concerning the long-term effect of recent initiatives. In addition, there is a risk that the implementation of the Company's divisional strategy, Internet initiatives, and promotions could create renewed confusion or uncertainty among distributors and not increase distributor productivity.

(b)  Risks  and   uncertainties   associated   with  the  Company's   e-commerce
     initiatives and Big Planet's initiatives. These risks include:

     o uncertainty concerning the degree to which such initiatives will increase and sustain levels of distributor interest, activity or retention or generate incremental revenue growth,

     o the risk of technological problems or development issues that could interrupt or delay such initiatives and impede distributor enthusiasm or increase the costs of such initiatives, and

     o the risk that the Company's e-commerce initiatives will not continue generating the operating efficiencies currently being experienced.

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

(d) Because a substantial majority of the Company's sales are generated from the Asian region, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by

     o    renewed  or  sustained   weakness  of  Asian   economies  or  consumer
          confidence,

     o    weakening of foreign currencies, particularly the Japanese yen, and

     o the risk that the Company will not be able to favorably implement forward contracts and other hedging strategies to manage foreign currency risk.

(e) Risks associated with the Company's new business opportunities, new product offerings and new markets, including:

     o any legal or regulatory restrictions that might delay or prevent the Company from introducing such opportunities and products into all of its markets or limit the ability of the Company to effectively market such products,

     o the risk that such opportunities and products will not gain market acceptance or meet the Company's expectations as a result of increased competition,

     o    any  lack  of  market   acceptance   by  consumers  or  the  Company's
          distributors, and

     o the risk that sales from such new business opportunities and product offerings could reduce sales of existing products and not generate significant incremental revenue growth.

(f)  The Company's operations could also be affected by the following risks:

     o    adverse  business  or  political  conditions,   continued  competitive
          pressure,

     o the maturity of the direct sales channel in certain of the Company's markets,

     o changes in laws and regulations (including any increased government regulation of direct selling activities and products in existing and future markets such as Singapore, the People's Republic of China, or changes in U.S. or foreign tax regulations), and

     o    the Company's reliance on outside manufacturers.


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

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

           Reference is made to the Company's Annual Report on Form 10-K and its filings on Form 10-Q for information concerning legal proceedings. In September 2000, the Company filed a motion to dismiss in the case Karen Kindt, on behalf of Nu Skin Enterprises, Inc. v. Blake Roney et.al, which was filed in the Court of Chancery in the State of Delaware in January 2000. In accordance with Delaware statutory process, the Company established a Special Litigation Committee consisting of independent directors to investigate, analyze and evaluate the allegations and issues raised in the complaint. The Special Litigation Committee filed its final report under seal with the Delaware Court of Chancery in September 2000. Based on the determinations of the Special Litigation Committee, the Company has moved to dismiss the complaint.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         Regulation S-K
         Number                                    Description

             10.1        Note Purchase  Agreement  dated October 12, 2000 by and
                         between  the  Company  and  The  Prudential   Insurance
                         Company of America

             10.2 Pledge Agreement dated October 12, 2000 by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent

             10.3 Collateral Agency Agreement dated October 12, 2000 by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and note holders party thereto

             27.1        Financial  Data Schedule - Nine Months Ended  September
                         30, 2000


     (b) Reports on Form 8-K. No current Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November, 2000.

                            NU SKIN ENTERPRISES, INC.



                            By:  /s/ Corey B. Lindley
                                 ---------------------
                                 Corey B. Lindley
                            Its: Chief Financial Officer
                                (Principal Financial and Accounting Officer)

EXHIBIT INDEX

   10.1 Note Purchase Agreement dated October 12, 2000 by and between the Company and The Prudential Insurance Company of America

   10.2 Pledge Agreement dated October 12, 2000 by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent

   10.3 Collateral Agency Agreement dated October 12, 2000 by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and note holders party thereto

   27.1        Financial Data Schedule - Nine Months Ended September 30, 2000