Form 10-K
period 2000-12-31
NU SKIN ENTERPRISES INC
filed 2001-04-02
CIK 1021561

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                            NU SKIN ENTERPRISES, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                          001-12421                  87-0565309
--------------                    ---------------            ----------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   [X]  No [ ]

         Based on the closing sales price of the Class A Common Stock on the New York Stock Exchange on March 15, 2001, the aggregate market value of the voting stock (Class A and Class B Common Stock) held by non-affiliates of the Registrant was approximately $277,200,000. For purposes of this calculation, voting stock held by executive officers, directors, and stockholders holding more than 10% of the voting stock has been excluded.

         As of March 15, 2001, 31,617,013 shares of the Registrant's Class A Common Stock, $.001 par value per share, and 52,542,925 shares of the Registrant's Class B Common Stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant's Annual Report to Stockholders to be furnished to the stockholders of the Registrant pursuant to Rule 14a-3(b) in connection with Registrant's 2001 Annual Meeting of Stockholders are attached hereto as Exhibit 13 and are incorporated herein by reference into Parts II and IV of this Form. Portions of the Registrant's definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end are incorporated by reference in
Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I......................................................................1
      ITEM 1.  BUSINESS.....................................................1
                  General...................................................1
                  Operating Divisions.......................................1
                     Nu Skin................................................2
                     Pharmanex..............................................4
                     Big Planet.............................................7
                  Regional Profiles.........................................9
                  Disribution System........................................10
                  Competition...............................................15
                  Intellectual Property.....................................16
                  Government Regulation.....................................16
                  Employees.................................................20
                  Risk Factors..............................................20
      ITEM 2.  PROPERTIES...................................................27
      ITEM 3.  LEGAL PROCEEDINGS............................................27
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........28

PART II.....................................................................28
      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS..........................................28
      ITEM 6.  SELECTED FINANCIAL DATA......................................28
      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERx ATIONS....................................28
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...28
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................29
      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.....................................29

PART III....................................................................29

PART IV.....................................................................29
      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.....................................................29

SIGNATURES..................................................................35

                           FORWARD LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," WHICH IS INCORPORATED BY REFERENCE TO THE COMPANY'S 2000 ANNUAL REPORT TO STOCKHOLDERS, AND "ITEM 1. BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, NEW PRODUCTS, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS, SEE "ITEM 1. BUSINESS -- RISK FACTORS" BEGINNING ON PAGE 20.

         Unless the context requires otherwise, references to the Company are to Nu Skin Enterprises, Inc. and its subsidiaries. In this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars. Nu Skin, Pharmanex, "6S Quality Process" and Big Planet are trademarks of the Company. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, trademarks of the Company.

                                     PART I

ITEM 1.  BUSINESS
         --------

General

         Nu Skin Enterprises ("Nu Skin Enterprises" or the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care and nutritional products. The Company also markets and distributes technology, Internet and telecommunications products and services. Nu Skin Enterprises is one of the largest direct selling companies in the world and currently operates in more than 30 countries throughout Asia, North and South America and Europe. The Company distributes its products exclusively through a network marketing system. The Company currently has a network of approximately 475,000 active distributors located throughout its markets that purchase products for resale to consumers and for personal consumption.

Operating Divisions

         Nu Skin Enterprises currently has three operating divisions: Nu Skin, which offers personal care products; Pharmanex, which offers nutritional products; and Big Planet, which offers technology, Internet and telecommunications products and services. Presented below are the dollar amount and percentage of revenue from the sale of Nu Skin products, Pharmanex products and Big Planet products and services for each of the years ended December 31, 1998, 1999 and 2000. This table should be read together with the information presented in "Management's Discussion and Analysis of Financial Condition and
Results of Operations," contained in the Company's Annual Report to Stockholders, which is incorporated by reference into this Form 10-K and which discusses the costs associated with generating the aggregate revenue presented.


                                    Revenue by Product Category
                                   (Dollar Amounts in Thousands)

                        Year Ended            Year Ended            Year Ended
                     December 31, 1998     December 31, 1999     December 31, 2000
                    -------------------   -------------------   -------------------
Product Category        $          %          $          %          $          %
----------------    ---------   -------   ---------   -------   ---------   -------
Nu Skin             $ 560,976      61.4%  $ 503,570      56.3%  $ 446,089      50.7%
Pharmanex             352,518      38.6     379,241      42.4     387,538      44.1
Big Planet (1)             --        --      11,438       1.3      46,131       5.2
                    ---------   -------   ---------   -------   ---------   -------
     Total          $ 913,494     100.0%  $ 894,249     100.0%  $ 879,758     100.0%
                    =========   =======   =========   =======   =========   =======
---------

(1) The Company acquired Big Planet in July 1999. Accordingly, the table above only reflects revenue for the period during which the Company owned Big Planet (i.e., from and after July 13, 1999). Big Planet's revenue for the year ended December 31, 1998 was $14.7 million and its revenue for the year ended December 31, 1999 was $21.8 million.

Nu Skin

         Overview. Nu Skin is the Company's original product line and business opportunity and currently consists of premium-quality lines of over 100 personal care products. Nu Skin's strategy is to distribute high quality personal care products and treatments that utilize advanced, innovative formulas. For example, Nu Skin was one of the first companies to market topical applications of various vitamins including Vitamins A, C and E. Other examples include the Nu Skin 180(0) ANTI-AGING SKIN THERAPY system, a scientifically advanced skin care system designed to fight the signs of aging, and the recently introduced TRU FACE LINE CORRECTOR, an innovative product utilizing pro-collagen peptides that help soften moderate to deep lines around the mouth, eyes and forehead. Nu Skin seeks to take advantage of its educated distributor force to provide consumers with a high level of information and instruction about its products and guidelines for using them most effectively.

         Nu Skin Products. Nu Skin's personal care products are divided into the following lines: face care, body care, hair care, an ethnobotanical product line, color cosmetics and speciality products. Nu Skin offers products individually and in comprehensive product sets that include a variety of products in each product line. The product sets are especially popular during the opening phase of a new market, when distributors and consumers are anxious to purchase a variety of products, and during holiday and gift giving seasons in each market.

The following is a brief description of each product line within the Nu Skin division:

         Face Care. The face care line is Nu Skin's premier line of personal care products and consists of over 40 different cleansers, moisturizers and special treatments. Nu Skin's cleansers and moisturizers allow users to cleanse thoroughly without causing dryness and to moisturize with effective humectants. Examples of products in this line include: REJUVENATING CREAM, a facial moisturizer and one of Nu Skin's most popular personal care products; PH BALANCE FACIAL TONER, a product combining aloe vera and other ingredients designed to prepare the skin for effective moisturization; and a NUTRICENTIALS line of products that are fortified with topically applied nutrient building blocks.

         Nu Skin's specialized treatment products utilize advanced formulas and ingredients designed for specific skin care conditions. Special treatment products include the scientifically advanced NU SKIN 180(0) ANTI-AGING SKIN THERAPY system of products. These products utilize elevated levels of lactic acids to help fight the signs of aging for visible results in as early as seven days. Specialty treatments include a variety of other products including NU SKIN WHITE, a line of pigment lighteners, and SKIN BRIGHTENING COMPLEX, which is designed to lighten skin color and diminish the appearance of discoloration caused by sun exposure and aging.

         At its 2001 international convention, Nu Skin introduced 14 new products in its various product categories, including, TRU FACE LINE CORRECTOR and a NU SKIN GALVANIC SPA SYSTEM, which utilizes new patented technology to provide spa facial benefits in the home.

         Body Care. Nu Skin's line of body care products incorporates premium-quality ingredients to cleanse and condition skin. The body care product line consists of eight different cleansers, moisturizers and special treatments. The cleansers are formulated without soaps, which dry the skin, and include BODY BAR, a non-soap cleansing bar. Nu Skin's moisturizers contain light but effective humectants and emollients. Body care special treatments include DERMATIC EFFECTS, a body contouring lotion containing extracts of hibiscus and malvaceae that has been clinically demonstrated to aid in preventing the appearance of cellulite and aging skin, and MHA REVITALIZING BODY LOTION, which combines multiple hydroxy acids. Other products in this line include BODY SMOOTHER, a moisturizing lotion, and BODY CLEANSING GEL.

         Hair Care. Nu Skin is introducing a new and improved hair care product line in 2001. New styling products were introduced at the Company's global convention and a new shampoo and conditioner line will be introduced in the next couple of months. Each hair care product is enriched with NUTRICENTIALS -- potent nutrients and environmental protectants designed to enhance the appearance of the hair and to meet the needs of people with all types of hair and hair problems. The new hair care line consists of 13 shampoos, conditioners and styling products that utilize ingredients such as sunflower seed extracts, CEREGEN, an innovative wheat-based complex of conditioning molecules designed to enhance hair repair, and Quinoa, a protein staple. Nu Skin also offers a hair care line, KANURE, specifically designed and formulated for the Brazilian market to address the natural properties of dry and curly hair.

         EPOCH Ethnobotanicals. Epoch is a line of ethnobotanical personal care products created in cooperation with well-known ethnobotanists. These products unite natural compounds used by indigenous cultures with advanced scientific ingredients. Examples of products in this line include: GLACIAL MARINE MUD, a revitalizing clay mask containing beneficial sea botanicals, FIREWALKER FOOT CREAM, created specifically to soothe and rejuvenate tired, aching feet; and EPOCH ANTISEPTIC HAND SANITIZER, a product containing lavender that disinfects hands. In 2001, this line was expanded to include ICEDANCER, a soothing gel that utilizes natural wild mint to help soothe aching legs, and RARE EARTHS MINERAL INFUSIONS, mineral and other natural infusions designed to enhance NU SKIN's GLACIAL MARINE MUD.

         Color Cosmetics. Nu Skin's color cosmetics line, Nu Colour, consists of 13 talc-free products with over 150 SKU's including eye shadow, lipliner, lipsticks, mascara, blush and finishing powder, foundations and concealers.

         Specialty Products. Nu Skin has licensed the right to sell NUTRIOL products in its direct selling channel. The NUTRIOL product line is manufactured in Europe and consists of two hair care products that incorporate mucopolysaccharide, a proprietary ingredient. NUTRIOL products are designed to replenish hair with vital minerals and elements. Nu Skin also has an exclusive license to offer for sale in the direct selling channel a line of oral health care products under the trademark AP-24. AP-24 incorporates anti-plaque technology designed to help prevent plaque build-up 24 hours a day. The product line includes toothpaste, mouthwash and floss. In addition, Nu Skin offers fragrances, sun protection products and a line of sports care personal products.

         Nu Skin Product Development. From the inception of the Company, Nu Skin's product philosophy has been: "All of the Good and None of the Bad." Nu Skin products are formulated to feature only quality, nurturing ingredients and to avoid shortcuts with unnecessary or unfriendly fillers. Nu Skin is also committed to continuously improving its evolving personal care product formulations to incorporate innovative and proven ingredients into its product line. Recent examples of Nu Skin's product development include the Nu Skin 180(0) ANTI-AGING SKIN THERAPY system, one of the first products to utilize elevated levels of alpha and beta hydroxy acids for topical application, and TRU FACE LINE CORRECTOR, an innovative product that incorporates pro-collagen peptides to help soften medium to deep lines around the mouth, eyes and forehead.

         For product development support in personal care, Nu Skin relies on an advisory board comprised of recognized authorities in various disciplines. Nu Skin also has entered into an agreement with Stanford University Medical Center's Department of Dermatology for directed research and clinical trials of Nu Skin products or materials at the Nu Skin Center for Dermatological Research at Stanford University's School of Medicine. Nu Skin also utilizes its strategic relationships with vendors for access to directed research and development work.

         Nu Skin Sourcing and Production. In order to maintain high product quality, Nu Skin acquires its ingredients and products from reliable and reputable suppliers that Nu Skin considers to be superior sources of such ingredients and products. For approximately eight years, Nu Skin has acquired ingredients and products from a supplier that currently manufactures approximately 50% of its personal care products. Nu Skin also has ongoing relationships with secondary and tertiary suppliers who supply the remaining products and ingredients. Nu Skin believes that in the event it is unable to source any products or ingredients from its major supplier it could produce or replace such products or substitute ingredients without great difficulty or significant increases in the cost of goods sold from its other secondary and tertiary suppliers.

Pharmanex

         Overview. Pharmanex currently offers over 70 nutritional products. Pharmanex management believes that the nutritional supplement market is expanding globally because of changing dietary patterns, an increasingly health-conscious population and a growing amount of scientific evidence supporting the benefits of using vitamin and natural self-care products and supplements. Pharmanex also believes that its scientifically-substantiated nutritional supplements are particularly well-suited to network marketing because the average consumer is often uneducated or confused about nutritional supplements, particularly the importance of scientific substantiation. The direct selling channel can be a more effective method than traditional retailing channels to educate consumers about the benefits of nutritional supplements and to differentiate the quality and benefits of its products from those offered by competitors.

         Pharmanex Products. Pharmanex's nutritional supplements currently include the LIFEPAK line of multivitamin, mineral and phytonutrient supplements and a line of self-care nutritional supplements. Pharmanex also offers nutritional products in the following lines: PHARMANEX BODY DESIGN weight management system and sports and fitness products, nutritious beverages and specialty products. Pharmanex has designed its nutritional products to promote healthy, active lifestyles and general well-being when used in conjunction with proper diet and exercise.

         The following is a brief description of each of the nutritional product lines within the Pharmanex division:

         Multivitamin/Mineral Supplements. This product line consists of various vitamin, mineral and antioxidant supplements, including LIFEPAK. The LIFEPAK family of products, the core Pharmanex nutritional supplement, is designed to provide a beneficial mix of nutrients including vitamins, minerals, antioxidants and phytonutrients, which are nutrient extracts from plants. The introduction of LIFEPAK in the United States in 1992 and Japan in 1995 resulted in a significant increase in the Company's revenue. Management believes, based on publicly available data, that LIFEPAK constitutes one of the leading selling multi-vitamin and mineral suppements in the world. Sales of LIFEPAK accounted for approximately 17% of the Company's total revenue in 2000. Pharmanex currently sells LIFEPAK in 14 markets, including the United States, Japan and Taiwan. Pharmanex offers LIFEPAK in different formulations to meet the unique needs of adults generally, women, seniors, teenagers, children and pregnant women.

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

         The principal products in this line include CHOLESTIN, CORDYMAX CS-4, TEGREEN 97, BIOGINGKO 27/7 and BIO ST. JOHN'S. CHOLESTIN is a nutritional supplement derived from the fermentation of a strain of red yeast on rice substrate. A double-blind, placebo-controlled study conducted at the UCLA Center for Human Nutrition and published in the February 1999 issue of the American Journal of Clinical Nutrition demonstrated the effectiveness of CHOLESTIN in helping to promote healthy cholesterol levels already within the normal range. CORDYMAX CS-4 is a nutritional supplement designed to help reduce fatigue. Several clinical trials demonstrated that CORDYMAX CS-4 can help reduce fatigue. CORDYMAX CS-4 is offered as a stand-alone product and in a combination product with ST. JOHN'S WORT, a positive mood enhancer, distributed under the trademark BIO ST. JOHN'S. In addition, Pharmanex offers BIOGINKGO 27/7, a ginkgo biloba extract from a patented process that promotes blood circulation to the brain, arms and legs, and TEGREEN 97, a supplement that contains a concentrated level of decaffeinated green tea polyphenols, potent antioxidants found in green tea.

         Pharmanex recently broadened its Pharmanex self-care line of products in order to provide simple solutions to complex health issues. This line of products includes: PROSTATE FORMULA, a product utilizing standardized saw palmetto extract, Pharmanex's proprietary TEGREEN 97 product and other powerful antioxidants; ENERGY FORMULA, a product combining three complementary ingredients, including standardized Rhodiola, in order to offer rapid results without the use of harmful stimulants; CARDIO FORMULA, a product utilizing a comprehensive and convenient formula to combine five benefits in one easy-to-take formula in order to promote good circulatory health, prevent free radical induced damage on LDL cholesterol and other aspects necessary to maintain a good cardiovascular system; and IMMUNE FORMULA, a product combining standardized echinacea, goldenseal and Vitamin C, as well as beta-sitosterol and Arabinogalactin AG.

         Nutritious Beverages. As part of its mission to promote a healthy lifestyle and long-term wellness, Pharmanex's Nutri-Foods product line includes two nutritional drinks, SPLASH C with aloe vera, a healthy beverage providing significant amounts of Vitamins C and E as well as calcium in each serving, and APPEAL, a drink providing carbohydrates, proteins, chelated minerals, vitamins and fiber for energy.

         Pharmanex Body Design. PHARMANEX BODY DESIGN was created by Pharmanex to capitalize on the weight management and sports fitness markets as well as to create a presence in the rapidly growing vanity market. The PHARMANEX BODY DESIGN system, when combined with regular exercise, is one of the few systems that has been clinically proven to reduce weight without the use of the stimulant ephedrine. PHARMANEX BODY DESIGN consists of the following four product lines:

* Nutrition Series: This line of products is intended to help consumers build a better body. Products in this line include PHARMANEX BODY DESIGN meal replacement high protein shakes, bars and soups.

* Lean Series: This line of products is designed for persons trying to lose weight. Products in this line include: CRAVE EASE, a product that utilizes a proprietary blend of ingredients including Glucosol to help diminish cravings for carbohydrates; fiber supplements marketed under the name FIBRENET; METABOTRIM, a supplement designed to assist the body's metabolism of food for maximum energy conversion; and DIENE-O-LEAN, a product containing conjugated linoleic acid, which was shown in a recent study to significantly reduce body fat mass in a 12-week period.

* Workout Series: This product line is designed for those who want to maximize their fitness levels and includes products such as OVERDRIVE, a sports supplement that features antioxidants, B vitamins and chromium chelate,

     CREATINE BLAST, which increases the availability of usable energy in the muscle, and PHARMANEX HIGH FIVE which provides nutritional support for post-exercise muscle recovery.

* Image Series: The Image Series products are specially formulated for both men and women to provide nutrition that promotes outward beauty from within. These products include HAIR FORMULA, designed to promote and maintain healthy hair and VEIN FORMULA, designed to promote circulatory and leg vein health.

         Specialty Products. Pharmanex also offers a high-performance home water filtration system in certain of its Asian markets including Japan and Taiwan. The FOUNTAIN FRESH filtration system was designed by and is being manufactured exclusively for the Company by CUNO Incorporated, a worldwide manufacturer of home and industrial filtration systems.

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

         Pharmanex employs approximately 50 scientists at its dedicated research and development center in Shanghai, the PRC, and at its Provo, Utah and San Francisco, California offices. Pharmanex is in the process of consolidating its U.S. based facilities in Provo, Utah. Pharmanex also has working relationships with 150 other independent scientists including an advisory board comprised of recognized authorities in various related disciplines. In addition, Pharmanex evaluates a significant number of product ideas presented to it by distributors and other outside sources. Pharmanex has established collaborative agreements with three prominent universities and research institutions in the PRC: Shanghai Medical University, Beijing Medical University and the Institute of Materia Medica. The staffs of these institutions include scientists with expertise in natural product chemistry, biochemistry, pharmacology and clinical studies. Pharmanex's research and development center in Shanghai coordinates and validates Pharmanex's collaborative efforts with these institutions. Pharmanex also currently has collaborative research and clinical study programs with several major university research centers in the United States, including UCLA, the Rippe Center for Clinical Lifestyle Research, Columbia University, the University of Kansas, and internationally with the University of Hong Kong School of Medicine. The Company's research and development expenditures have increased substantially following the acquisition of Pharmanex, but still do not represent a material portion of the Company's selling, general and administrative expenses on a consolidated basis.

         Pharmanex Sourcing and Production. Substantially all of Pharmanex's nutritional supplements and ingredients, including LIFEPAK, are produced or provided by third-party suppliers that Pharmanex considers to be among the best suppliers of such products and/or ingredients. Pharmanex currently relies on two unaffiliated suppliers for approximately 50% of its nutritional supplements. Pharmanex believes that, in the event it were unable to source any products or ingredients from these suppliers or its other current suppliers other than as described below, it could produce or replace such products or substitute ingredients without great difficulty or significant increases in the cost of goods sold. Pharmanex also maintains an extraction and processing facility located in Huzhou, Zhejiang Province, in the PRC, where it currently produces the extracts for BIOGINKGO 27/7 and TEGREEN 97 products.

         Pharmanex has contract cultivation areas in the PRC. Because some of Pharmanex's natural and botanical products such as BIO ST. JOHN'S and BIOGINKGO 27/7 come from crops that can only be harvested once a year, problems with such crops could limit Pharmanex's ability to produce such products. In addition, because these products can only be produced once a year, Pharmanex must rely on the accuracy of its estimates of product requirements in sourcing these products. If Pharmanex underestimates its product requirements, it may not be able to re-stock such product until the next growing season.

Big Planet

         Overview. Big Planet's core strategy is to position itself on the leading edge of the latest technology trends surrounding the Internet revolution while utilizing the power of network marketing to introduce consumers to technology products designed to simplify and enhance their lives. The Company believes that technology, Internet and telecommunications products are highly compatible with its distribution system and that Big Planet provides a compelling business opportunity for technology-oriented entrepreneurs desiring to participate in the Internet revolution. Big Planet leverages the direct selling expertise of the Company's distributor force to provide high levels of service to its customers in a product area that is often confusing to consumers. Big Planet trains its distributors to educate consumers as needed to help them understand and take advantage of the latest technology products.

Big Planet's business model is based on a three-pronged strategy:

* Introducing convenient and simple-to-use devices to access the Internet and other communications channels.

* Connecting customers to communications channels through its world-class Internet service, unified messaging products, enhanced telecommunications products and other technology-related services; and

* Offering a destination, or Internet community, and merchant affiliations for its customers once they are online where they can conveniently shop and gain access to other services and information.

         Big Planet Products. Big Planet's product offering is structured around its three-pronged objective of providing devices, connections and destinations. Big Planet has invested significantly in local infrastructure for its Internet and operation support facilities for hosting web pages and providing e-mail services. Big Planet also has entered into contractual relationships with several industry-leading technology companies, including Qwest Communications, SkyTel, Oracle, Cisco Systems, IBM, I-Link and other key vendors, to provide convenient and reliable technology, Internet and telecommunications products and services. Big Planet's distributors receive commissions based on Big Planet's gross margin on each sale of products or services, including monthly recurring service charges, or based on the commission received by Big Planet with respect to products sold directly by third-party vendors to Big Planet's customers.

         Devices. Big Planet currently offers a selection of simple Internet appliances to connect people to the Internet channel, including the IPHONE and the NEW INTERNET COMPUTER (NIC). The IPHONE is a technologically-advanced telephone that provides simple and convenient Internet access via a touch screen and pull-out keyboard and supports hypertext markup language ("HTML"). As an affordable alternative to the personal computer, the NIC, developed by Oracle and distributed by Big Planet, includes a keyboard, mouse, speakers, and an optional 15" SVGA monitor for getting online easily. Supporting popular plug-ins like Real Player, Java and Macromedia Flash Player, the NIC is just as Internet-capable as the traditional desktop computer.

         Connections. Through the various devices offered by Big Planet, consumers can readily access Big Planet's wide range of connections, including Internet service, unified messaging, telecommunications products and other technology-related services.

         Big Planet provides dial-up Internet access to its customers through a variety of separate access plans to cover the needs of a broad demographic group of consumers. Big Planet outsources Internet access through a nationwide backbone network of more than 6,500 local dial-up access sites, or "POPS," in cities throughout the United States. Big Planet currently has approximately 45,000 Internet service customers. The Internet service includes easy-to-use, reliable and competitively priced Internet access, electronic mail and content filtration for distributors and customers. In addition, Big Planet offers broadband Internet service for an always-on connection to the Internet. The service allows for connections up to 50 times faster than a conventional dial-up modem while enabling the user to perform advanced functions like Web hosting, video conferencing, video streaming, virtual private networking and e-commerce. Big Planet also provides a powerful, yet easy-to-use tool for creating and maintaining sophisticated Web sites with optional e-commerce capabilities, which is designed for small businesses, including Big Planet representatives.

         Big Planet currently offers domestic and international long distance, paging products and services and personal 800 numbers. Big Planet offers both residential and business long distance services through its relationship with Qwest Communications and Netronix. Big Planet also offers enhanced communications through I-Link's "V-Link" product, which provides enhanced communications capabilities to customers including unified messaging of voicemail, e-mail and fax, and "find-me, follow me" features that allow a single phone call to ring to various different telephone devices such as cell, office and home. Big Planet has also entered into agreements to offer wireless telecommunications services through Encore Telecommunications, utilizing the Sprint PCS network. Big Planet also has a business relationship with SkyTel, which allows Big Planet to sell SkyTel's prepaid paging products, including SkyTel's Beepwear pager watch.

         Destination and Merchant Affiliations. The Big Planet online mall at bpstore.com provides an online shopping environment to Big Planet distributors and their customers. The Big Planet Mall was initially opened in September 1998 and currently offers access to a wide selection of products and services from numerous different vendors in addition to Nu Skin and Pharmanex products. Big Planet has entered into agreements that link the Big Planet Mall to Web sites of over 200 online retailers such as OnlineOfficeSupplies.com, Dell, Borders.com, Outpost.com, Walmart.com and OfficeMax. Distributors earn commissions on purchases by their customers through the online mall and these affiliate sites. The Big Planet portal, my.bigplanet.com, completes the Internet community that Big Planet provides, offering customers various sources of information such as weather forecasts, stock quotes and other services.

         Through an exclusive relationship with Planet Electric, an innovative company that develops technologically advanced battery systems, Big Planet provides environmentally friendly and efficient battery systems for cell phones and electric bicycles. The solar battery for wireless phones increases talk-time to more than 20 hours. Fully rechargeable, the lithium ion battery, developed by Planet Electric, features a vibrating call alert and unlimited standby time when the product is exposed to direct sunlight.

The E-Bike, developed by Lee Iacocca's company, EV Global Motor Company, is an advanced new bicycle that incorporates a power-on-demand battery system for unassisted speeds up to 15 miles per hour, lightweight design and quick charging. Planet Electric plans to continue creating products using Planet Electric's patented battery technology for distribution by Big Planet.

         Big Planet Product Development. Big Planet continues to identify and secure contractual relationships with various vendors and suppliers that will enable Big Planet to sell competitively-priced technology, Internet and telecommunications products and services through its distribution channel. In addition, Big Planet is committed to identifying and securing contractual relationships with various vendors and suppliers for a wide selection of products for sale through its online mall.

         Big Planet Sourcing and Production. Big Planet has contractual relationships with leading technology companies such as Cisco Systems, Ikano, EMC Corporation and Sun Microsystems, which provide support for its ISP business. Except for its Web hosting and Big Planet Mall, substantially all of the services and products offered by Big Planet are contracted or sourced from unaffiliated third parties pursuant to contractual arrangements. For example, Big Planet has contracted with Qwest Communications to provide long distance phone services and Encore Telecommunications, LLC to provide wireless communications through the Sprint PCS network. By acting on an agency basis for these services, Big Planet is able to avoid the large capital deployment and investment that would be required to build the infrastructure necessary to provide such services. However, Big Planet's profit margins and its ability to deliver quality service at competitive prices depend upon its ability to negotiate and maintain favorable terms with such third-party providers.

Regional Profiles

         For information on revenue for each of the geographic regions in which the Company operated for the years ended December 31, 1998, 1999 and 2000, reference is made to "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and Note 19 to the consolidated financial statements contained in the 2000 Annual Report to Stockholders and incorporated herein by reference.

         North Asia. The North Asia region currently consists of the Company's markets in Japan and South Korea. Japan is the Company's largest market with approximately $554 million in revenue in 2000. According to the World Federation of Direct Selling Associations, the direct selling channel in Japan generated sales of approximately $31 billion of goods and services in 1999, making Japan the largest direct selling market in the world. As of December 31, 2000, virtually all of Nu Skin's personal care products and nearly one-third of Pharmanex's nutritional supplements, including LifePak, the Company's leading multi-vitamin and mineral supplement, were available in the Japanese market. In February 2000, the Company's introduced Pharmanex as a separate business opportunity in Japan. In addition, Big Planet branded dial-up Internet access is available to customers in Japan through the @nifty Internet service provided by Nifty Corporation, one of the largest Internet service providers in Japan. Under this arrangement, distributors receive commissions for each monthly subscription fee paid by a customer that signs up for the "Big Planet powered by @nifty" account. Nu Skin currently offers the majority of its personal care products and Pharmanex currently offers approximately 20% of its nutritional supplements in South Korea. The Company introduced the Pharmanex business opportunity into South Korea in January 2000.

         Southeast Asia. The Company's Southeast Asia region currently consists of the markets in Taiwan, Hong Kong, Singapore, Thailand, the Philippines, New Zealand, Australia and a small retail operation in the People's Republic of China (the "PRC"). This region has been significantly affected by the Asian economic recession, which has severely curtailed consumer spending. Taiwan is the largest market in this region with revenue of $83 million in 2000. Nu Skin Taiwan is one of the largest direct selling companies in Taiwan. According to the World Federation of Direct Selling Associations, the direct selling channel in Taiwan generated approximately $1 billion in sales of goods and services in 1999. Management believes that the direct selling industry in Taiwan contracted in recent years due in part to the economic recession in the region and the PRC's ban on direct selling where many Taiwanese distributors had hoped to expand their businesses. Approximately

2.8 million people, which is about 10% of the population of Taiwan, are estimated to participate in direct selling. Taiwan's government strictly regulates direct selling activities. For example, Taiwan's government has enacted tax legislation aimed to ensure proper tax payments by distributors on product sales to consumers. As of December 31, 2000, Nu Skin offered most of its personal care products and Pharmanex offered approximately one-half of its nutritional products in Taiwan. Big Planet currently offers Internet service in Taiwan through a third-party provider. In 2000, the Southeast Asia market was further expanded with the opening of operations in Singapore in December 2000.

         At the end of 1999 and throughout 2000, the Company opened 15 retail branch outlets in the PRC. Because direct sales activities that use non-employees are currently restricted in the PRC, Nu Skin has established the retail presence as part of the Company's development plans for the PRC. The Company plans to introduce its global distribution plan into the PRC at such time as the restrictions on direct selling are lifted. The PRC previously announced it would lift such restrictions upon admissions to the World Trade Organization, currently expected in 2003.

         North America. The North America region consists of the Company's markets in the United States and Canada. According to the World Federation of Direct Selling Associations, the direct selling channel in the United States generated sales of approximately $25 billion of goods and services in 1999, making the United States the second largest direct selling market in the world. In 2000, the Company generated approximately $149 million in revenue in the United States. Substantially all of Nu Skin's personal care products and Pharmanex's nutritional supplements and all of Big Planet's products and services are available in the United States.

         Other Markets. The Other Markets region currently consists of the markets in Europe, Central America and Brazil. The European markets first opened in 1995 with the opening of the United Kingdom, Belgium, the Netherlands, France and Germany. Since that initial opening, an additional ten markets have been opened in Europe. The majority of Nu Skin's personal care products are sold in Europe. Pharmanex also has introduced several of its products into a limited number of the European markets. Big Planet currently does not offer any products in the European market. In November 1999, the Company opened the Brazilian market, which is the Company's first market in South America. According to the World Federation of Direct Selling Associations, the direct selling channel in Brazil generated sales of approximately $3 billion of goods and services in 1998 (prior to the recent currency devaluation), making Brazil the third largest direct selling market in the world. Approximately 25% of Nu Skin's personal care products have been introduced in Brazil, along with 15 locally produced products. Neither Big Planet nor Pharmanex has introduced any of its products in Brazil.

Distribution System

         Overview of Distribution System. The foundation of the Company's sales philosophy and distribution system is network marketing. Distributors purchase products for resale to consumers and for personal consumption. Pursuant to the Company's Global Compensation Plan, the Company currently sells products exclusively through independent distributors who are not the Company's employees. Because of the nature of Big Planet's products and services, Big Planet distributors do not buy products for resale but act as independent sales representatives of Big Planet and receive a commission on sales through the Big Planet Mall or for the other services offered by Big Planet or its service providers directly to the customers. Big Planet does not pay commissions on the wholesale price but on the gross margins from sales of services and products.

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

* The Company was among the first to allow distributors to be compensated for product sales of downline-sponsored distributors around the world, and the Company believes it was the first major network marketing company to allow distributors to be fully compensated for product sales of downline-sponsored distributors globally across all operating divisions.

* The Company's order and fulfillment systems eliminate the need for distributors to carry significant levels of inventory.

         Network marketing is an effective vehicle to distribute the Company's products because:

* Consumers can learn about products in person from distributors, which the Company believes is more effective for premium-quality products than using television and print advertisements;

*    Direct sales allow for actual product testing by potential customers;

*    There is greater opportunity for distributor and customer testimonials; and

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

         The Company's revenue depends directly upon the number and productivity of its distributors. Growth in sales volume requires an increase in the productivity of distributors and/or growth in the total number of distributors. Over the last year, the Company has experienced a decline in the number of its distributors. The Company cannot assure stockholders that the productivity or number of distributors will be sustained at current levels or increased in the future. Furthermore, the Company estimates that, as of December 31, 2000, approximately 300 distributorships worldwide maintained Hawaiian Blue Diamond or Blue Diamond executive distributor levels, which are the Company's two highest executive distributor levels, and, together with their extensive downline networks, account for substantially all of the Company's revenue. Consequently, the loss of a high-level distributor, together with a group of leading distributors in such distributor's downline network, or the loss of a significant number of distributors for any reason, could harm the Company's business.

         Sponsoring. The Company relies on its distributors to sponsor new distributors. While the Company provides, at cost, product samples, brochures, magazines and other sales materials, distributors are primarily responsible for educating new distributors with respect to products, the Global Compensation Plan and how to build a successful distributorship.

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

         Global Compensation Plan. The Company believes that one of its key competitive advantages is the Company's Global Compensation Plan. Distributors receive higher levels of commissions as they advance under the Global Compensation Plan. The Global Compensation Plan is seamlessly integrated across all markets in which distributors sell products, allowing distributors to receive commissions for global product sales, rather than merely local product sales. The Company has also enhanced the Global Compensation Plan to allow distributors to develop a seamless global network of downline distributors across any or all of the product divisions. Management believes the Company was the first major network marketing company to allow distributors to be fully compensated for global sales of downline-sponsored distributors across separately-branded product divisions.

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

         High Level of Distributor Incentives. Based upon management's knowledge of competitors' distributor compensation plans, management believes that the Global Compensation Plan is among the most financially rewarding plans offered to distributors by network marketing companies. Currently, there are two fundamental ways in which distributors can earn money:

* Through retail markups on Nu Skin and Pharmanex products purchased by distributors at wholesale, and

*    Through a series of commissions on product sales.

         Commissions on personal care and nutritional products can result in commissions aggregating up to 58% of a product's wholesale price. On a global basis, commissions have averaged approximately 39 to 42% of revenue from commissionable sales over the last eight years.

         Big Planet pays commissions on the gross margins from sales of products and services. If products and services are purchased directly by distributors or customers from third parties which have contractual relationships with Big Planet, the commission is based on the total commission Big Planet receives from such third party with respect to such sales.

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

         As of the end of each of the years indicated below, the Company had the following number of executive distributors:

     Region              1996       1997       1998       1999       2000
     ------             ------     ------     ------     ------     ------
     North Asia         14,844     16,654     17,311     14,601     14,968
     Southeast Asia      6,199      5,642      5,091      3,419      3,044
     North America           -          -          -      2,547      2,632
     Other Markets         436        393        379        438        737
                        ------     ------     ------     ------     ------
     Total              21,479     22,689     22,781     21,005     21,381
                        ======     ======    =======     ======     ======

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

         Technology and Internet Initiatives. The Company believes that the Internet has become an increasingly important business factor as more and more consumers purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, the Company has committed significant resources to enhancing its e-commerce capabilities and the abilities of its distributors to take advantage of the Internet. In Japan, the Company's largest market, the Company set up an Internet order process in 1999. Since the introduction of the service in September 1999, more than 60,000 Japanese distributors have registered to use such service and more than 20% of all sales in Japan occur over the Internet. The Company maintains web sites in each of its major markets. In order to enhance its Internet and e-commerce capabilities and to allow distributors and retail customers to purchase products from all divisions in a single shopping experience, the Company began a new e-commerce project in the fall of 2000 for each of its divisions. The first step in this project was the launch of new, enhanced divisional web sites in the United States in the first quarter of 2001, which are built on BroadVision's one-to-one Enterprise E-Business Application platform. The next steps of the project include revamping the Japan web site and adding further functionality in the United States.

         In 2000, the Company's Pharmanex division introduced an e-commerce initiative in the United States and Japan. This initiative allows distributors to acquire a personalized Pharmanex web site, which provides distributors the ability to channel customers to the personalized web site to gather information on Pharmanex products and to purchase products. In Japan, over 20,000 personalized web sites have been purchased by distributors. Nu Skin plans to launch a similar initiative in 2001.

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

         In order to qualify for commission bonuses, distributors must satisfy certain requirements that can vary between divisions. Some of these requirements include:

* Achieving at least 100 points, which is approximately $100, in personal sales volume,

* Documenting retail sales or customer connections to established levels of retail customers, and

*    Selling and/or consuming at least 80% of personal sales volume.

         The Company systematically reviews alleged reports of distributor misbehavior. If the Company determines that a distributor has violated any of the distributor policies or procedures, the Company may terminate the distributor's rights completely. Alternatively, the Company may impose sanctions such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines, withholding commissions until specified conditions are satisfied or other appropriate injunctive relief. A distributor may voluntarily terminate his/her distributorship at any time.

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

         Product Guarantees. The Company believes that it is among the most consumer-protective companies in the direct selling industry. For 30 days from the date of purchase, the Company's product return policy allows a retail purchaser to return any product to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the return privilege is in the discretion of the distributor. Because distributors may return unused and resalable products to the Company for a refund of 90% of the purchase price for one year, they are encouraged to provide consumer refunds beyond 30 days. In addition, the Company's product return policy is an important tool used by distributors in developing a retail customer base. The Company's experience with actual product returns has averaged less than 5% of annual revenue through 2000. Because many of Big Planet's products and services are provided directly to consumers by third-party vendors, the same 30-day return privilege does not apply to products purchased by consumers from such vendors unless such vendors otherwise agree.

Competition

         Nu Skin and Pharmanex Products. The markets for Nu Skin and Pharmanex products are large and intensely competitive. The Company competes directly with numerous companies that manufacture and market personal care and nutritional products in each of the Company's product categories and product lines. The Company competes with other companies in the personal care and nutritional products industry by emphasizing the innovation, value and premium-quality of its products and the convenience of the Company's distribution system. Many of the Company's competitors have much greater name recognition and financial resources than the Company. Moreover, large pharmaceutical companies are increasingly entering into the nutritional supplement market. In addition, personal care and nutritional products can be purchased in a wide variety of channels of distribution. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person or through a catalog, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other personal care and nutritional product companies. There cannot be any assurance that the Nu Skin's and Pharmanex's businesses and results of operations will not be harmed by market conditions and competition in the future.

         Big Planet Products and Services. The markets for Big Planet's products and services are similarly large and intensely competitive. In addition, the Internet services and e-commerce markets are new and rapidly evolving. The Company expects the competition to intensify further in these markets in the future. Barriers to entry for e-commerce are relatively low as current and new competitors can launch new Web sites at relatively low costs. Big Planet's online shopping services also compete with other channels of distribution, including catalog sales and traditional retail sales. Many of Big Planet's competitors have much greater name recognition and financial resources than Big Planet. Many e-commerce companies have experienced financial difficulties over the past year as they struggle to demonstrate the ability to operate profitably under their existing business plans, that contemplate selling products at low or no margins to attract customers to the site. Big Planet may be at a disadvantage under these business models because it relies upon services and products provided by third parties and must rely on its ability to acquire quality and reliable services from vendors at prices that allow its distributors to sell services at competitive rates and still generate attractive commissions. Big Planet attempts to compete with other companies in this market through offering convenient access to a wide variety of technology, Internet and telecommunications services and products at competitive prices with a high level of customer service. There can be no assurance that Big Planet's business and results of operations will not be harmed by the intense competition in the technology, Internet and telecommunications market.

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

Intellectual Property

         The Company's major trademarks are registered in the United States and in many other countries, and the Company considers its trademark protection to be very important to its business. The major trademarks include the following:
Nu Skin, Pharmanex, Big Planet, "6S Quality Process"and LifePak. The Company generally registers its important trademarks in the United States and each market where the Company operates or has plans to operate. In addition, a number of the Company's products are based on proprietary technologies and formulations, some of which are patented. The Company relies on trade secret protection to protect its proprietary formulas and know-how.

Government Regulation

         Direct Selling Activities. Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid," "money games" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in the Company's current markets often:

* Impose cancellation/product return, inventory buy-backs and cooling-off rights for consumers and distributors;

* Require the Company or its distributors to register with governmental agencies;

*    Impose reporting requirements; and/or

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

         Regulation of Nu Skin and Pharmanex Products. Nu Skin's and Pharmanex's products and related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities. These include the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, and the United States Department of Agriculture in the United States, State Attorneys General and other state regulatory agencies, and the Ministry of Health and Welfare in Japan.

         The Company's markets have varied regulations concerning product formulation, labeling, packaging and importation. These laws and regulations often require the Company to, among other things:

* Reformulate products for a specific market to meet the specific product formulation laws of such country;

*    Conform product labeling to the regulations in each country; and

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

         Pharmanex's products are strictly regulated in the Company's markets. These markets have varied regulations that apply to and distinguish nutritional health supplements from "drugs" or "pharmaceutical products." For example, the Company's products are regulated by the FDA of the United States under the Federal Food, Drug and Cosmetic Act. The Federal Food, Drug and Cosmetic Act has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act and the Dietary Supplement Health and Education Act. The Dietary Supplement Health and Education Act establishes rules for determining whether a product is a dietary supplement. Under this statute, dietary supplements are regulated more like foods than drugs, are not subject to the food additive provisions of the law, and are generally not required to obtain regulatory approval prior to being introduced to the market. None of this infringes, however, upon the FDA's power to remove an unsafe substance from the market. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, the Company will generally not be able to distribute such product in such market through the Company's distribution channel because of strict restrictions applicable to drug and pharmaceutical products. For example, certain of Pharmanex's nutritional products, such as BioGingko 27/7 and St. Johns Wort, may not be marketed through the direct sales channel in Taiwan and certain European markets, such as Germany and Austria, and Ginseng cannot be marketed in Mexico.

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

         The FTC similarly requires that product claims be substantiated. In 1994, Nu Skin International, Inc., a current subsidiary of the Company ("Nu Skin International"), and three of its distributors entered into a consent decree with the FTC with respect to its investigation of product claims and distributor practices. As part of the settlement of this investigation, Nu Skin International paid approximately $1.0 million to the FTC. In August 1997, Nu Skin International reached a settlement with the FTC with respect to product claims and its compliance with the 1994 consent decree, pursuant to which settlement Nu Skin International paid $1.5 million to the FTC.

         The Company and its vendors are also subject to laws and regulations governing the manufacturing of the Company's products. For example, in the United States the FDA regulations establish Good Manufacturing Practices for foods and drugs. The FDA has also proposed detailed Good Manufacturing Practices for nutritional supplements. The dietary supplement industry is working closely with the FDA to ensure the implementation of such quality assurance processes in the near future.

         To date, the Company has not experienced any difficulty maintaining its import licenses but has experienced complications regarding food and drug regulations for nutritional products. Many of the Company's products have required reformulation to comply with local requirements. In addition, in Europe there is no uniform legislation governing the manufacture and sale of nutritional products. Complex legislation governing the manufacturing and sale of nutritional products in this market has inhibited the Company's ability to gain quick access to this market for the Company's nutritional supplements. Recently, the Company has started to expand its nutritional product offering into more European markets by either reformulating existing products or developing new products to comply with local regulations.

         Big Planet Regulation. Big Planet's telecommunications products and services are subject to varying degrees of telecommunications regulation in each of the jurisdictions in the United States in which Big Planet operates. In the United States, domestic telecommunications service and international communications services in the United States are subject to the provisions of the Communications Act, as amended by the Telecommunications Act of 1996, and Federal Communications Commission (the "FCC") regulations and rules adopted thereunder, as well as the applicable laws and regulations of the various states. Big Planet currently offers long distance and cellular services through master agency relationships with third-party providers. Under such relationships, the third parties are the regulated provider of such services and Big Planet is not subject to the jurisdiction of state or federal telecommunications regulatory bodies in connection with the offering of such products and services. In the United States, Internet service providers are generally considered "enhanced service providers" and are exempt from federal and state regulations governing common carriers. Big Planet currently provides enhanced voice and data communication services as a result of its recent transaction with I-Link. Although these services are currently not regulated by state or federal telecommunications agencies, the FCC is conducting an inquiry into the applicability of traditional telecommunications regulations to such services. Currently, the I-Link services can be considered "enhanced services" exempt from federal and state regulations governing common carriers. Notwithstanding the foregoing, Big Planet is currently authorized on both a federal and state level (in substantially all 50 states) to provide traditional long distance telecommunications service. To the extent Big Planet elects to become a reseller of long distance services or the provision of enhanced voice and data communication services becomes subject to regulations, Big Planet may become subject to rules and regulations which may impose material burdens on Big Planet's operations or financial performance.

         Big Planet has contracted with third party service providers in Japan and Taiwan to provide Internet services for distributors and their customers. Big Planet does not currently provide any other services in these markets. In overseas markets, telecommunications and Internet services would be subject to the regulatory regimes in each of the countries in which it seeks to conduct business. Local regulations range from permissive to restrictive, depending upon the country. Many overseas telecommunications markets are undergoing dramatic changes as a result of privatization and deregulation. Despite recent trends toward deregulation, some countries do not currently permit competition in the provision of public switched voice telecommunications services, which will limit Big Planet's and other similarly situated United States-based carriers' ability to provide telecommunications services in some markets.

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

         As is the case with most companies that operate in the Company's product categories, the Company, from time to time, receives inquiries from government regulatory authorities regarding the nature of the Company's business and other issues such as compliance with local direct selling, customs, taxation, foreign exchange control, securities and other laws. In addition, the Company, from time to time, also receives inquiries from the FTC concerning its compliance with its consent decree with the FTC. Although to date none of these inquiries has resulted in a finding materially adverse to the Company, adverse publicity resulting from inquiries into the Company's operations by United States and state government agencies in the early 1990s, stemming in part from alleged inappropriate product and earnings claims by distributors, and in the mid 1990s resulting from adverse media attention in South Korea, harmed the Company's business and results of operations. Any findings adverse to the Company in these inquiries or any adverse publicity resulting from such inquiries could harm the Company's business and results of operations.

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

Employees

         As of December 31, 2000, the Company had approximately 3,500 full-time and part-time employees. None of the employees is represented by a union or other collective bargaining group. The Company believes its relationship with its employees is good, and does not currently foresee a shortage in qualified personnel needed to operate the Company's business.

Risk Factors

         The Company faces a number of substantial risks. The following risks and information should be considered in connection with the other information contained in this filing. The Securities and Exchange Commission (the "SEC") has issued regulations which require these risk factors to be presented in first person narrative and other "plain English" styles required by the SEC. The purpose of these requirements is to make the risk factors easier to understand and more clear. Terms used in these risk factors such as "we," "us" and "our" refer to the Company.

If the number or productivity of independent distributors does not increase, our revenue will not increase.

         To increase revenue, we must increase the number of and/or the productivity of our distributors. We can provide no assurances that distributor numbers will increase or remain constant or that productivity will increase. Over the past couple of years, we have experienced a decline in the number of our distributors. This trend may continue. Distributors may terminate their services at any time, and, like most direct selling companies, there is high turnover among distributors from year to year. We cannot accurately predict how the number and productivity of distributors may fluctuate because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and attract new distributors. The number and productivity of distributors also depend on several additional factors, including:

* Adverse publicity regarding us, our products, our distribution channel or our competitors;

*    The public's perception of our products and their ingredients;

* The public's perception of our distributors and direct selling businesses in general; and

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

         Economic and political conditions in most Asian markets have been poor in recent years and may not improve or may worsen. In recent months, there has been renewed concern about the economy, consumer confidence and the banking situation in Japan. In 1999 and 2000, our revenue and net income decreased in part because of economic conditions in these markets and stagnant consumer confidence. Continued or worsening economic and political conditions in Asia, particularly in Japan given that market's significance to our operations, could further reduce our revenue and net income.

Currency exchange rate fluctuations could lower our revenue and net income.

         We recognize most of our revenue in non-United States markets using local currencies. We purchase inventory primarily in the United States and in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in these countries from their local currencies into U.S. dollars using weighted average exchange rates. We had favorable exchange rate movement in 2000 that helped to partially offset the local currency decline in revenue in Japan. However, the Yen has significantly weakened over the last couple of months and renewed concerns concerning the Japanese economy and problems related to Japanese banking and financial institutions have raised new concerns that the Japanese Yen could further weaken. Given the uncertainty of exchange rate fluctuations, however, we cannot estimate the effect these fluctuations may have upon future business, product pricing, results of operations or financial condition. However, because nearly all revenue is realized in local currencies and the majority of cost of sales is denominated in U.S. dollars, gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening of the U.S. dollar. Although we attempt to reduce exposure to short-term exchange rate fluctuations by using foreign currency exchange contracts, we cannot be certain these contracts or any other hedging activity will effectively reduce exchange rate exposure.

Failure of our Internet and other initiatives to create sustained distributor enthusiasm and incremental revenue growth would negatively impact our business.

         In 2000, we introduced various Internet and other initiatives, particularly in Japan, in order to increase distributor sponsoring and help stabilize operations in those Asian markets. Although these initiatives helped stabilize revenue in Japan in the latter part of the year, there is still uncertainty regarding the long-term effects of such initiatives. There can be no assurance that such initiatives will continue to spur distributor sponsorship and activity or generate revenue growth on a sustained basis. These initiatives have only recently been introduced and are subject to various risks and uncertainties including:

         * The risk that technical problems and any delays in deploying planned Internet and technological enhancements could reduce distributor enthusiasm, increase the costs of such initiatives and negatively impact our sales.

         * The risk that our Internet initiatives may not lead to sustained benefits and increased sales for distributors, which could result in failure of such initiatives to generate sustained distributor activity.

         * The risk that new product introductions and initiatives will adversely affect sales of other products and not generate incremental growth.

Failure of new products to gain distributor and market acceptance could harm our business.

         A critical component of our business is our ability to develop new and innovative products that create enthusiasm among our distributor force. If we fail to introduce new products planned for introduction in 2001 or if we fail to keep our product offering innovative and on the leading edge, this could harm distributor productivity. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements, or have quality problems, this would have an adverse affect on our operations. Factors that could affect our ability to continue to introduce new products include, among others, the loss of key research and development staff from our divisions, the termination of third party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and any failure to anticipate changes in consumer tastes and buying preferences.

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

         Although we have approximately 475,000 active distributors, approximately 300 distributors currently occupy the highest levels under the Global Compensation Plan. These distributors, together with their extensive networks of downline-sponsored distributors, account for substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in such distributor's network of downline distributors could significantly reduce our revenue.

Laws and regulations may prohibit or severely restrict our direct sales efforts and cause our sales and profitability to decline.

         Various government agencies throughout the world regulate direct sales practices, intending generally to prevent fraud. If we are unable to continue business in existing markets or commence operations in new markets because of such laws, our revenue and profitability will decline. The PRC currently has laws that prohibit us from conducting business in such market under our current distribution model. Other countries in which we currently do business could change their laws or regulations to negatively affect or prohibit completely direct sales efforts. Additionally, government agencies and courts in the countries where we operate may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harms our business. Also, if any governmental authority brings a regulatory enforcement action against us that interrupts our business, revenue and earnings would likely suffer. See "Government Regulation" for additional discussion of regulations and laws governing our direct sales practices.

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

         We may be unable to introduce our products in some markets if we fail to obtain needed regulatory approvals, or if any product ingredients are prohibited. For example, the FDA is seeking to prohibit the marketing of our product Cholestin as a dietary supplement in the United States. If the FDA prevails, this would adversely affect sales of Cholestin in its current form. In addition, regulations in Germany, Austria and Taiwan currently prevent us from marketing certain products such as St. John's Wort and BioGinkgo 27/7. In addition, some markets have restrictions on private competition and foreign ownership of telecommunications products and services. The Internet is an emerging technology and market and, as such, new laws and regulations could be adopted to regulate such market and services that could affect our business. Failure to introduce products or delays in introducing products could reduce revenue and decrease profitability. Regulators also may prohibit us from making therapeutic claims about products despite research and independent studies supporting such claims. These product claim restrictions could lower sales of some of our products. See "Government Regulation" for more information about government regulation of our products and services.

Changes in tax laws or any inability to utilize foreign tax credits could harm our business.

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

In addition, we have significant foreign tax credits that will expire over the next several years if they are not utilized. Although we currently anticipate we will be able to use these foreign tax credits, circumstances and other factors could impact our ability to use these credits, including any adverse change in our business performance, our failure to generate sufficient U.S. based income, and any changes in tax laws. Any failure to utilize these credits could result in a charge to earnings.

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

         The markets for our products are intensely competitive. We also compete with other network marketing companies for distributors. Results of operations may be harmed by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. Also, we currently do not have significant patent or other proprietary protection, and competitors may introduce products with the same natural ingredients and herbs as we use in our products. For example, Cholestin, which is derived from the fermentation of red yeast on rice substrate, has received recent publicity. In response to this publicity, competitors have introduced competing red yeast products. Because of restrictions under regulatory requirements concerning claims about dietary supplements, we may have a difficult time differentiating our products from competitors'  products.  Accordingly,  as a result of these  competing  products entering the nutritional market, sales of Cholestin and other natural supplements could suffer. In addition the market for Big Planet's products is very price sensitive.

If we fail to keep pace with Internet-related and other technological changes, our business may be harmed.

          Direct selling companies are adapting their business models to integrate the Internet and other technological advances into their operations as more and more consumers purchase goods and services using the Internet instead of traditional retail and direct sales channels. The Internet and e-commerce markets are characterized by rapidly changing technology, evolving industry standards and frequent new services and enhancements to meet evolving customer demand. Big Planet's and our other e-commerce initiatives' future success will depend on our ability to adapt to rapidly changing technologies, to adapt services to evolving industry standards and to continually improve the performance, features and reliability of our services. Failure to adapt to such changes could harm our business. In addition, competition for qualified information technology employees and contractors is strong because of the strong demand for their services. We have experienced in the past, and may experience in the future, difficulties in recruiting and retaining qualified informational technology personnel, which could harm our technology initiatives.

Adoption of new Internet and technological advances could require substantial expenditures.

         The widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt services or infrastructure. Big Planet incurred operating losses of approximately $25.0 million, and we anticipate further operating losses over the next year. We can provide no assurances that we will be able to integrate the Internet into our business in a profitable manner or that we will be able to operate Big Planet profitably or effectively market its products and services through a network marketing system.

System failures could harm our business.

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

         The success of Big Planet's service and our e-commerce strategies will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, such as high speed modems, for providing reliable Internet access and services. Because global commerce and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic. If the Internet continues to experience an increased number of users, increased frequency of use or increased bandwidth requirements, the

Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased users or bandwidth requirements.

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

         We may be required to pay for losses or injuries caused by our products. If product liability insurance coverage fails to cover fully future product liability claims, we could be required to pay substantial monetary damages, which could harm our business. We currently maintain an insurance policy covering product liability claims with a $1.0 million per claim and $1.0 million annual aggregate limit and an umbrella policy of $40 million. Such insurance is subject to various exclusions and deductibles customary in the market which could limit coverage.

Shares eligible for future sale could affect the market price of our Class A common stock.

         If our stockholders sell a substantial number of shares of Class A Common Stock in the public market, the market price of our Class A Common Stock could fall. Several of our principal stockholders hold a large number of shares of the outstanding Class A Common Stock and the Class B Common Stock that are convertible into Class A Common Stock. Some of the original stockholders who are no longer actively involved with the Company began selling shares on the open market in 2000 following the lapse of selling restrictions they were subject to. Additional sales by these stockholders or a decision by any of the other principal stockholders to aggressively sell shares could adversely affect the market for our stock.

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

         Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and our future economic performance in each country in which we operate and our financial results. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The Company assumes no responsibility or obligation to update these statements to reflect any changes. The forward-looking statements and associated risks set forth herein relate to, among other things:

*    Nu Skin's plans to launch a new hair-care line in 2001;

* Nu Skin's belief that it could produce or source its personal care products from other suppliers without great difficulty;

*    Pharmanex's belief that the nutritional market is expanding;

* Pharmanex's belief that it could replace its primary suppliers without great difficulty;

* Planet Electric's plans to continue to create products using its technology for distributing by Big Planet;

*    Plans for Internet initiatives;

* The Company's belief that it is in material compliance with applicable laws and regulations;

* Big Planet's plans to identify and secure contractual relationships with vendors and suppliers for the Big Planet Mall; and

*    Plans to expand divisional web sites in the United States and Japan.

ITEM 2.  PROPERTIES

          The Company generally leases its warehouse, office or distribution facilities in each geographic region in which the Company currently has operations. The Company believes that its existing and planned facilities are adequate for its current operations in each of its existing markets. The following table summarizes, as of March 1, 2001, Nu Skin Enterprises' major leased office and distribution facilities.

Location                    Function                     Approximate Square Feet
--------                    --------                     -----------------------
Provo, Utah*                Distribution center                    198,000
Provo, Utah*                Corporate offices                      125,000
Los Angeles, California     Warehouse                               30,000
Yokohama, Japan             Warehouse                               40,000
Tokyo, Japan                Call center/distribution center         56,000
Tokyo, Japan                Central office/distribution center      28,000
Taipei, Taiwan              Central office/distribution center      35,000
Taoyuan, Taiwan             Warehouse/distribution center           46,000
Ontario, Canada             Office/warehouse                        31,000
Venlo, Netherlands          Warehouse/offices                       20,000

-----------------
[FN]
*These facilities are leased from related parties.

In connection with the acquisition of Pharmanex, the Company acquired a production facility located in Huzhou, Zhejiang Province, in the PRC. The design and construction of this extraction and purification facility was completed in October 1994 and on-line production began in November 1994.

ITEM 3.   LEGAL PROCEEDINGS

          On July 21, 2000, the Tenth Circuit Court of Appeals reversed a decision by the district court in the case, Pharmanex v. Donna Shalala. The case was originally initiated by Pharmanex, a subsidiary of the Company, in the Federal District Court for the District of Utah to challenge the decision by the Food and Drug Administration (the "FDA") that Cholestin was a drug and could not be marketed as a dietary supplement. In February 1999, the Utah district court ruled that Cholestin could be legally sold as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 ("DSHEA") based on the court's statutory interpretation of a provision of DSHEA that excludes from the definition of dietary supplements an "article" that is approved as a drug which was not marketed as a dietary supplement prior to such approval. The Tenth Circuit Court of Appeals reversed the district court's decision with respect to the interpretation of such provision and remanded the case back to the district court to determine whether Cholestin can be legally sold as a dietary supplement based on other provisions of DSHEA, the facts of the case and the appellate court's ruling regarding the interpretation of the relevant statute. Arguments were held before the district court in December 2000. On April 2, 2001, the Company received notice that the district court had ruled in favor of the FDA. The Company is currently reviewing and evaluating the decision and the alternatives available to the Company.

          In March 1993, a class action lawsuit entitled Natalie Capone on behalf of Herself and All Others Similarly Situated v. Nu Skin Canada, Inc., Nu Skin International, Inc., Blake Roney, et al., was filed against Nu Skin International and affiliated parties in federal district court in Utah alleging violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, common law fraud and violations of the Utah Consumer Sales Practices Act. The plaintiffs in the case also sought injunctive relief as well as disgorgement of profits and restitution to the plaintiffs of earnings, profits and other compensation. In February 2001, the Company and the plaintiff entered into a settlement agreement pursuant to which the previously certified class was decertified and a limited refund offer was proposed to a group of former Canadian distributors active in 1990 and 1991. The settlement and class decertification were approved by the court in March 2001.

          In January 2000, a derivative lawsuit captioned Karen Kindt, on behalf of Nu Skin Enterprises, Inc. v. Blake Roney et. al was filed in the Court of Chancery in the State of Delaware in and for New Castle County against certain members of the Board of Directors alleging a breach of fiduciary duty and self-dealing in connection with the Company's acquisition of Nu Skin International in 1998, and the termination of the license agreements with Nu Skin USA, Inc., and the acquisition of Big Planet in 1999. The Board of Directors appointed a special litigation committee to investigate the validity of the complaint. After an exhaustive and thorough review of the allegations, the special committee made a report to the Board of Directors. Based on the findings by the special committee, the Company has moved to dismiss the complaint. The motion is pending.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

          The information required by Item 5 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's 2000 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 6.   SELECTED FINANCIAL DATA

          The information required by Item 6 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Selected Consolidated Financial Data" in the Company's 2000 Annual Report to Stockholders, sections of which are attached hereto as
          Exhibit 13.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by Item 7 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations-Currency Risk and Exchange Rate Information" and Note 17 to the Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by Item 8 of Form 10-K is incorporated herein by reference to the Consolidated Financial Statements and the related notes set forth in the Company's 2000 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

The information required by Items 10, 11, 12, and 13 of Part III is hereby incorporated by reference to the Company's Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission not later than April 30, 2001.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)    Documents filed as part of this Form 10-K:

              1.    Financial Statements (pursuant to Part II, Item 8)*
                    --------------------------------------------------

                    Report of Independent Accountants

                    Consolidated Balance Sheets at December 31, 1999 and 2000

                    Consolidated Statements of Income for the years ended December 31, 1998, 1999, and 2000

                    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999, and 2000

                    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999, and 2000

                    Notes to Consolidated Financial Statements

           --------------------

           * Except  as noted  below,  the  foregoing  are  incorporated  by
           reference  to  the  Company's   Annual  Report  to  Stockholders,
           sections of which are attached hereto as Exhibit 13.


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

                  2.2 Agreement and Plan of Merger dated as of May 3, 1999 by and among Nu Skin Enterprises, Inc., NSC Sub, Inc. NSG Sub, Inc., NSM Sub, Inc., NFB Sub, Inc., Nu Skin Canada, Inc., Nu Skin Guatemala, Inc., Nu Skin Guatemala, S.A., Nu Skin Mexico, Inc., Nu Skin Mexico, S.A. de C.V., Nu Family Benefits Insurance Brokerage, Inc. and certain stockholders, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 25, 1999.

                  2.3 Agreement and Plan of Merger and Reorganization dated May 3, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Nu Skin USA, Inc., Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

                  2.4 First Amendment to Agreement and Plan of Merger and Reorganization dated July 2, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Maple Hills Investment, Inc. (formerly Nu Skin USA, Inc.), Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 28, 1999.

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

                  10.2 Employment Contract, dated December 12, 1991, by and between Nu Skin Taiwan and John Chou incorporated by reference to Exhibit 10.3 to the Company's Form S-1.

                  10.3   Employment Agreement, dated May 1, 1993, by and between
                         Nu  Skin  Japan  and  Takashi  Bamba   incorporated  by
                         reference to Exhibit 10.4 to the Company's Form S-1.

                  10.4   Intentionally left blank.

                  10.5 Option Agreement by and between the Company and M. Truman Hunt incorporated by reference to Exhibit 10.19 to the Company's Form S-1.

                  10.6 Form of Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  10.7 Tax Sharing and Indemnification Agreement dated December 31, 1997, by and among NSI, Nu Skin USA, and the shareholders of NSI and Nu Skin USA and their successors and assigns, incorporated by reference to
                         Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.8 Assumption of Liabilities and Indemnification Agreement dated December 31, 1997, by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.9 Employee Benefits Allocation Agreement by and between NSI and Nu Skin USA, incorporated by reference to
                         Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.10 Warehouse Lease Agreement dated March 1996, between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.11 Lease Agreement dated January 27, 1995, by and between NSI and Scrub Oak, Ltd., incorporated by reference to
                         Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.12 Sublease Agreement dated January 1, 1998, by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.13 Warehouse Lease Agreement (Annex) dated October 1, 1993, by and between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.14  Nu Skin Enterprises, Inc.'s Executive Bonus Plan

                  10.15 Amendment in Total and Complete Restatement of Deferred Compensation Plan, incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.16 Form of Deferred Compensation Plan (New Form), incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.17 Amendment in Total and Complete Restatement of NSI Compensation Trust, incorporated by reference to
                         Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.18 Asset Purchase Agreement by and among the Company, Nu Skin United States, Inc., and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit
                         10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.19  Termination  Agreement  by and  between NSI and Nu Skin
                         USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.20 Indemnification Limitation Agreement by and among the Company, Nu Skin United States, Inc., NSI, Nu Skin USA, and the other parties who executed such agreement, incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.21  Amendment  No. 1 to Amended and  Restated  Stockholders
                         Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  10.22 Amendment No. 2 to Amended and Restated Stockholders Agreement, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  10.23 Note and Pledge Agreement between the Company and William McGlashan Jr., incorporated by reference to
                         Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

                  10.24 Amended and Restated Employment Agreement between Pharmanex and William McGlashan Jr., incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

                  10.25 First Amendment to Indemnification Limitation Agreement dated as of May 3, 1999 between Nu Skin
                         Enterprises, Inc., Nu Skin USA, Inc., and the Stockholders of the acquired entities identified therein, incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

                  10.26 Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (corrected version), incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  10.27 Mutual Release of Claims and Modification Agreement dated as of October 16, 1999 by and among Nu Skin Enterprises and the Stockholder Representatives on behalf of the former stockholders of Generations Health Holdings, Inc., incorporated by reference to Exhibit
                         10.1 to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1999.

                  10.28 Service Agreement between Grant F. Pace and the Company, incorporated by reference to exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  10.29 Base Form of Stock Option Agreement, incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  10.30 Consulting Agreement between Max L. Pinegar and Nu Skin International, Inc., incorporated by reference to
                         Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  10.31 Assignment of Leasehold Improvements by and between Big Planet, Inc. and Maple Hills Investment dated as of July 13, 1999, incorporated by reference to Exhibit
                         10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  10.32 Employment Agreement by and between Pharmanex and Joseph Chang, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

                  10.33 Promissory Note by and between the Company and Grant Pace, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

                  10.34 Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America, incorporated by reference to
                         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

                  10.35 Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent, incorporated by reference to Exhibit
                         10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

                  10.36 Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and note holders party thereto, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

                  13     1998  Annual   Report  to   Stockholders   (Only  items
                         incorporated by reference).


                  21.1   Subsidiaries of the Company.

                  23.1   Consent of PricewaterhouseCoopers LLP.


           (b) The Company did not file any current reports on Form 8-K during the fourth quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                     NU SKIN ENTERPRISES, INC.


                     By: /s/ Steven J. Lund
                         --------------------------------
                         Steven J.  Lund, President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

       Signature                              Capacity in Which Signed
------------------------------     ---------------------------------------------

/s/ Blake M. Roney
------------------------------
Blake M.  Roney                    Chairman of the Board

/s/ Steven J. Lund
------------------------------
Steven J.  Lund                    President, Chief Executive Officer, and
                                   Director
                                   (Principal Executive Officer)

/s/ Corey B. Lindley
------------------------------
Corey B. Lindley                   Executive Vice President and Chief Financial
                                   Officer
                                   (Principal Financial Officer and Accounting
                                   Officer)

/s/ Sandra N. Tillotson
------------------------------
Sandra N. Tillotson                Senior Vice President, Director

/s/ Brooke B. Roney
------------------------------
Brooke B. Roney                    Senior Vice President, Director

/s/ Max L. Pinegar
------------------------------
Max L. Pinegar                     Senior Vice President, Director

/s/ Daniel W. Campbell
------------------------------
Daniel W.  Campbell                Director

/s/ E.J. "Jake" Garn
------------------------------
E.  J.  "Jake" Garn                Director

/s/ Paula F. Hawkins
------------------------------
Paula F. Hawkins                   Director

/s/ Andrew D. Lipman
------------------------------
Andrew D. Lipman                   Director

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

2.2 Agreement and Plan of Merger dated as of May 3, 1999 by and among Nu Skin Enterprises, Inc., NSC Sub, Inc. NSG Sub, Inc., NSM Sub, Inc., NFB Sub, Inc., Nu Skin Canada, Inc., Nu Skin Guatemala, Inc., Nu Skin Guatemala, S.A., Nu Skin
                    Mexico, Inc., Nu Skin Mexico, S.A. de C.V., Nu Family Benefits Insurance Brokerage, Inc. and certain stockholders, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 25, 1999.

2.3 Agreement and Plan of Merger and Reorganization dated May 3, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Nu Skin USA, Inc., Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

2.4 First Amendment to Agreement and Plan of Merger and Reorganization dated July 2, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Maple Hills Investment, Inc. (formerly Nu Skin USA, Inc.), Richard
                    W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 28, 1999.

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

10.2 Employment Contract, dated December 12, 1991, by and between Nu Skin Taiwan and John Chou incorporated by reference to
                    Exhibit 10.3 to the Company's Form S-1.

10.3 Employment Agreement, dated May 1, 1993, by and between Nu Skin Japan and Takashi Bamba incorporated by reference to
                    Exhibit 10.4 to the Company's Form S-1.

10.4                Intentionally left blank.

10.5 Option Agreement by and between the Company and M. Truman Hunt incorporated by reference to Exhibit 10.19 to the Company's Form S-1.

10.6 Form of Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit
                    10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.7 Tax Sharing and Indemnification Agreement dated December 31, 1997, by and among NSI, Nu Skin USA, and the shareholders of NSI and Nu Skin USA and their successors and assigns, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.8 Assumption of Liabilities and Indemnification Agreement dated December 31, 1997, by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.9 Employee Benefits Allocation Agreement by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.10 Warehouse Lease Agreement dated March 1996, between NSI and Aspen Investments, Ltd., incorporated by reference to
                    Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.11 Lease Agreement dated January 27, 1995, by and between NSI and Scrub Oak, Ltd., incorporated by reference to Exhibit
                    10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.12 Sublease Agreement dated January 1, 1998, by and between NSI and Nu Skin USA, incorporated by reference to Exhibit
                    10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.13 Warehouse Lease Agreement (Annex) dated October 1, 1993, by and between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.14               Nu Skin Enterprises, Inc.'s Executive Bonus Plan.

10.15 Amendment in Total and Complete Restatement of Deferred Compensation Plan, incorporated by reference to Exhibit
                    10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.16              Form of Deferred Compensation Plan (New Form),  incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.17 Amendment in Total and Complete Restatement of NSI Compensation Trust, incorporated by reference to Exhibit
                    10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.18 Asset Purchase Agreement by and among the Company, Nu Skin United States, Inc., and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.19 Termination Agreement by and between NSI and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to
                    Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.20 Indemnification Limitation Agreement by and among the Company, Nu Skin United States, Inc., NSI, Nu Skin USA, and the other parties who executed such agreement, incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.21 Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.22 Amendment No. 2 to Amended and Restated Stockholders Agreement, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.23 Note and Pledge Agreement between the Company and William McGlashan Jr., incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.24 Amended and Restated Employment Agreement between Pharmanex and William McGlashan Jr., incorporated by reference to
                    Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.25 First Amendment to Indemnification Limitation Agreement dated as of May 3, 1999 between Nu Skin Enterprises, Inc., Nu Skin USA, Inc., and the Stockholders of the acquired entities identified therein, incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

10.26 Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (corrected version), incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.27 Mutual Release of Claims and Modification Agreement dated as of October 16, 1999 by and among Nu Skin Enterprises and the Stockholder Representatives on behalf of the former stockholders of Generations Health Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1999.

10.28               Amended and  Restated  Service  Agreement  between  Grant F.
                    Pace and the Company.

10.29               Base  Form  of  Stock  Option  Agreement,   incorporated  by
                    reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.30 Consulting Agreement between Max L. Pinegar and Nu Skin International, Inc., incorporated by reference to Exhibit
                    10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. 10.31 Assignment of Leasehold Improvements by and between Big Planet, Inc. and Maple Hills Investment dated as of July 13, 1999, incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.32 Employment Agreement by and between Pharmanex and Joseph Chang, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.33 Promissory Note by and between the Company and Grant Pace, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.34 Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.35 Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.36 Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and note holders party thereto, incorporated by reference to
                    Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

13 1998 Annual Report to Stockholders (Only items incorporated by reference).

21.1                Subsidiaries of the Company.

23.1                Consent of PricewaterhouseCoopers LLP.