Form 10-Q
period 2001-03-31
NU SKIN ENTERPRISES INC
filed 2001-05-15
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the registrant:   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X        No

     As of April 30, 2001, 33,506,599 shares of the Company's Class A Common Stock, $.001 par value per share, and 50,069,955 shares of the Company's Class B Common Stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2001 FORM 10-Q QUARTERLY REPORT - FIRST QUARTER

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.  Financial Information
         Item 1.  Financial Statements:

         Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.................. 9
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..14

Part II. Other Information

                   Nu Skin, Pharmanex, Big Planet, Nu Skin 180° and LifePak are trademarks of Nu Skin
                   Enterprises, Inc. or its subsidiaries.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

                                                                    (Unaudited)
                                                                     March 31,        December 31,
                                                                       2001                2000
                                                                    ----------         ----------
ASSETS
Current assets
   Cash and cash equivalents                                        $   51,537         $   63,996
   Accounts receivable                                                  20,793             18,191
   Related parties receivable                                           12,668             13,176
   Inventories, net                                                     79,164             82,015
   Prepaid expenses and other                                           40,016             44,513
                                                                    ----------         ----------
                                                                       204,178            221,891

Property and equipment, net                                             61,614             60,562
Other assets, net                                                      301,310            308,350
                                                                    ----------         ----------
      Total assets                                                  $  567,102         $  590,803
                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                 $   14,816         $   15,837
   Accrued expenses                                                     60,541             74,199
   Related parties payable                                               8,062              9,020
                                                                    ----------         ----------
                                                                        83,419             99,056

Long-term debt                                                          76,908             84,884
Other liabilities                                                       41,239             40,130
                                                                    ----------         ----------
      Total liabilities                                                201,566            224,070
                                                                    ----------         ----------

Stockholders' equity
   Class A common stock - 500,000,000 shares authorized, $.001 par value, 31,616,912 and 31,338,676 shares issued and
      outstanding                                                           32                 31
   Class B common stock - 100,000,000 shares authorized, $.001 par value, 52,300,254 and 53,408,951 shares issued and
      outstanding                                                           52                 54
   Additional paid-in capital                                          100,453            106,284
   Retained earnings                                                   315,071            306,458
   Deferred compensation                                                  (168)              (747)
   Accumulated other comprehensive income                              (49,904)           (45,347)
                                                                    ----------        -----------
                                                                       365,536            366,733
                                                                    ----------        -----------
      Total liabilities and stockholders' equity                    $  567,102        $   590,803
                                                                    ==========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

                                                              Three                Three
                                                           Months Ended         Months Ended
                                                             March 31,            March 31,
                                                               2001                 2000
                                                           ------------         ------------

Revenue                                                    $    210,259         $    213,625
Cost of sales                                                    42,515               34,291
                                                           ------------         ------------
Gross profit                                                    167,744              179,334
                                                           ------------         ------------

Operating expenses
   Distributor incentives                                        81,834               82,795
   Selling, general and administrative                           72,898               74,997
                                                           ------------         ------------
Total operating expenses                                        154,732              157,792
                                                           ------------         ------------
Operating income                                                 13,012               21,542
Other income (expense), net                                       6,959                1,689
                                                           ------------         ------------
Income before provision for income taxes                         19,971               23,231
Provision for income taxes                                        7,389                8,363
                                                           ------------         ------------
Net income                                                 $     12,582         $     14,868
                                                           ============         ============

Net income per share (Note 2):
   Basic                                                   $        .15         $        .17
   Diluted                                                 $        .15         $        .17

Dividends per share (Note 3)                               $        .05         $         --

Weighted average common shares outstanding:
   Basic                                                         84,092               86,542
   Diluted                                                       84,934               87,196

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                        Three                  Three
                                                                     Months Ended           Months Ended
                                                                       March 31,              March 31,
                                                                         2001                   2000
                                                                     ------------           ------------
Cash flows from operating activities:
Net income                                                           $     12,582           $     14,868
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                          7,898                  7,553
     Amortization of deferred compensation                                    579                  1,662
     Changes in operating assets and liabilities:
        Accounts receivable                                                (2,602)                (3,380)
        Related parties receivable                                            508                  1,570
        Inventories, net                                                    2,851                 (4,980)
        Prepaid expenses and other                                         (4,481)                (7,749)
        Other assets, net                                                   3,288                 (1,882)
        Accounts payable                                                   (1,021)                (6,641)
        Accrued expenses                                                  (13,658)               (13,422)
        Related parties payable                                              (958)                (1,930)
        Other liabilities                                                   1,109                     --
                                                                     ------------           ------------
   Net cash provided by (used in) operating activities                      6,095                (14,331)
                                                                     ------------           ------------
Cash flows from investing activities:
Purchase of property and equipment                                         (4,569)                (4,873)
Payments for lease deposits                                                    --                    (13)
Receipt of refundable lease deposits                                           --                    619
                                                                     ------------           ------------
   Net cash used in investing activities                                   (4,569)                (4,267)
                                                                     ------------           ------------

Cash flows from financing activities:
Exercise of distributor and employee stock options                             24                      31
Payments on long-term debt                                                     --                 (55,678)
Dividend                                                                   (3,969)                     --
Repurchase of shares of common stock (Note 5)                              (5,856)                 (2,447)
                                                                     ------------           -------------

   Net cash used in financing activities                                   (9,801)                (58,094)
                                                                     ------------           -------------

Effect of exchange rate changes on cash                                    (4,184)                   (339)
                                                                     ------------            ------------

   Net decrease in cash and cash equivalents                              (12,459)                (77,031)

Cash and cash equivalents, beginning of period                             63,996                 110,162
                                                                     ------------            ------------
Cash and cash equivalents, end of period                             $     51,537            $     33,131
                                                                     ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

1.    THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements and technology and telecommunications products and services. The Company distributes products throughout the world. The Company’s operations are divided into four segments: North Asia, which consists of Japan and South Korea; North America, which consists of the United States and Canada; Southeast Asia, which consists of Australia, Hong Kong (including Macau), New Zealand, the PRC (China), the Philippines, Singapore, Taiwan and Thailand; and Other Markets, which consists of the Company’s markets in Brazil, Europe, Guatemala and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”). The Company was incorporated on September 4, 1996 as a holding company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2001 and for the three-month period ended March 31, 2001. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

2.    NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data give effect to all dilutive potential common shares that were outstanding during the periods presented.

3.    DIVIDENDS PER SHARE

In February 2001, the board of directors authorized the Company to declare a quarterly cash dividend of $0.05 per share for all classes of common stock. This initial quarterly cash dividend of approximately $4.0 million was paid on March 28, 2001, to stockholders of record on March 12, 2001. Management believes that cash flows from operations will be sufficient to fund future dividend payments.

4.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company has adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. The adoption of SFAS 133 did not have a significant impact on the Company’s consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

The Company’s Subsidiaries enter into significant transactions with each other and third parties which may not be denominated in the respective Subsidiaries’ functional currencies. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency exchange contracts and through certain intercompany loans of foreign currency. The Company does not use such derivative financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company’s operating results. Gains and losses on certain intercompany loans of foreign currency are recorded as other income and expense in the consolidated statements of income.

At March 31, 2001 and December 31, 2000, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $58.4 million and $28.9 million, respectively, to hedge foreign currency intercompany items. The net gain on foreign currency cash flow hedges recorded in current earnings was $1.6 million for the three-month period ended March 31, 2001. Prior to the adoption of SFAS 133, the Company held foreign currency forward contracts which were marked to market and recorded a net gain in other income of $1.1 million for the three-month period ended March 31, 2000. Those contracts held at March 31, 2001 have maturities through February 2002 and accordingly, all unrealized gains on foreign currency cash flow hedges included in other comprehensive income at March 31, 2001 will be recognized in current earnings over the next twelve-month period.

5.    REPURCHASE OF COMMON STOCK

During the three-month periods ended March 31, 2001 and 2000, the Company repurchased approximately 847,000 and 287,000 shares, respectively, of Class A common stock for approximately $5.9 million and $2.4 million, respectively.

6.    COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2001 and 2000, were as follows (in thousands):

                                                               Three                 Three
                                                            Months Ended          Months Ended
                                                           March 31, 2001        March 31, 2000
                                                           --------------        --------------

Net income                                                 $       12,582        $       14,868

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                        (7,530)                   84
   Net unrealized gain on foreign currency cash flow
      hedges                                                        3,992                    --
   Net gain reclassified into current earnings                     (1,019)                   --
                                                           --------------        --------------
Comprehensive income                                       $        8,025        $       14,952
                                                           ==============        ==============

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

7.    SEGMENT INFORMATION

As described in Note 1, the Company’s operations throughout the world are divided into four reportable segments: North Asia, Southeast Asia, North America and Other Markets. Segment data includes intersegment revenue, intersegment profit and operating expenses and intersegment receivables and payables. The Company evaluates the performance of its segments based on operating income. Information as to the operations of the Company in each of the four segments is set forth below (in thousands):

                                           Three                Three
                                       Months Ended         Months Ended
                                      March 31, 2001       March 31, 2000
                                      --------------       --------------
Revenue

North Asia                            $      129,959       $      140,373
Southeast Asia                                65,659               76,721
North America                                103,156              102,176
Other Markets                                  6,075                4,487
Eliminations                                 (94,590)            (110,132)
                                      --------------       --------------
   Totals                             $      210,259       $      213,625
                                      ==============       ==============

Operating Income

North Asia                            $       10,489       $        7,219
Southeast Asia                                 5,795                8,508
North America                                 (2,523)               9,361
Other Markets                                 (1,356)              (1,920)
Eliminations                                     607               (1,626)
                                      --------------       --------------
   Totals                             $       13,012       $       21,542
                                      ==============       ==============

                                           As of                As of
                                         March 31,          December 31,
                                           2001                 2000
                                      --------------       --------------
Total Assets

North Asia                            $       70,580       $       83,941
Southeast Asia                                73,182               76,279
North America                                466,044              471,221
Other Markets                                 13,100               13,039
Eliminations                                 (55,804)             (53,677)
                                      --------------       --------------
   Totals                             $      567,102       $      590,803
                                      ==============       ==============

Information as to the Company’s operations in different geographical areas is set forth below (in thousands):

Revenue
Revenue from the Company’s operations in Japan totaled $121,841 and $134,613 for the three-month periods ended March 31, 2001 and 2000, respectively. Revenue from the Company’s operations in Taiwan totaled $17,576 and $22,218 for the three-month periods ended March 31,

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

2001 and 2000, respectively. Revenue from the Company’s operations in the United States (which includes intercompany revenue) totaled $101,527 and $101,485 for the three-month periods ended March 31, 2001 and 2000, respectively.

Long-lived assets
Long-lived assets in Japan were $20,658 and $23,782 as of March 31, 2001 and December 31, 2000, respectively. Long-lived assets in Taiwan were $2,625 and $3,235 as of March 31, 2001 and December 31, 2000, respectively. Long-lived assets in the United States were $311,564 and $313,415 as of March 31, 2001 and December 31, 2000, respectively.

8.    SUBSEQUENT EVENTS

On May 4, 2001, the Company entered into a $60.0 million revolving credit agreement (the “Revolving Credit Facility”) with Bank of America, N.A. and Bank One, NA for which Bank of America, N.A. acted as agent. The proceeds may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. At the time of closing, there were no outstanding balances relating to the Revolving Credit Facility.

The Revolving Credit Facility bears interest at a rate equal to the London Inter-Bank Offer Rate (LIBOR) or the Japanese yen LIBOR, plus an applicable margin. The maturity date for the Revolving Credit Facility is three years from the borrowing date and will be reduced by $15.0 million on each of the first two anniversaries of the closing. The Revolving Credit Facility contains other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS                    OF OPERATIONS

2001 compared to 2000

        Revenue decreased 1.5% to $210.3 million for the three-month period ended March 31, 2001 from $213.6 million for the same period in 2000. The decrease in revenue on a year-over-year basis was due primarily to a weakening in foreign currencies and was largely offset by constant currency revenue growth in each of the Company’s operating regions combining for overall constant currency growth of approximately 6.0% as compared to the prior year.

     Revenue in North Asia decreased 7.4% to $130.0 million for the three-month period ended March 31, 2001 from $140.4 million for the same period in 2000. This decrease in revenue was due to revenue in Japan decreasing 9.5% to $121.8 million for the three-month period ended March 31, 2001 from $134.6 million for the same period in 2000. This decrease is directly attributable to a 10.4% weakening in the Japanese yen. In local currency, revenue in Japan was constant in the first quarter of 2001 versus the same prior-year period, which benefited from a convention held in Japan during the prior-year period. The decline in revenue in Japan in U.S. dollar terms was partially offset by an increase in revenue in South Korea of 39.7% to $8.1 million for the three-month period ended March 31, 2001 from $5.8 million for the same period in 2000. In local currency terms, revenue in South Korea was 59.4% higher in the first quarter of 2001 versus the same prior-year period. The revenue increase in South Korea is primarily due to continued growth following significant new product launches including Pharmanex's weight management products and Nu Skin 180° skin therapy system in the second and third quarters of 2000.

     Revenue in Southeast Asia remained nearly constant at $30.8 million for the three-month period ended March 31, 2001 from $30.4 million for the same period in 2000. Revenue results in Taiwan decreased 20.7% to $17.6 million for the three-month period ended March 31, 2001 from $22.2 million for the same prior-year period. In local currency, revenue in Taiwan declined 16.4% during the first quarter of 2001 versus the same prior-year period. The Company’s operations in Taiwan have continued to suffer the impact of increased competition and an overall decline in sales in the direct selling industry in Taiwan. In addition, direct selling as a distribution channel has significantly penetrated the Taiwanese market. This decline in revenue in Taiwan of $4.6 million was offset by the opening of the market in Singapore late in 2000. The Company’s business model for distributors encourages top leaders to assist in opening new markets. Management believes the decline in revenue in Taiwan was in part due to top leaders from that market focusing on Singapore in early 2001. Revenue in Singapore was $4.7 million during the first quarter of 2001.

     Revenue in North America, consisting of the United States and Canada, increased 13.0% to $43.4 million for the three-month period ended March 31, 2001 from $38.4 million for the same period in 2000. This increase in revenue is due to a successful convention held in the United States in February 2001, which generated approximately $5.0 million in revenue in sales to international distributors attending the convention, as well as additional new business development revenue which provided an additional $5.0 million in revenue. Without the impact of this additional revenue, revenue in the North America region would have decreased approximately 13.0% during the first quarter of 2001 versus the same prior-year period, but only decreased approximately 2.0% on a sequential basis. Management believes that the Company’s operations in the United States have been negatively impacted by distributor uncertainty relating to the Company’s divisional strategies.

     Revenue in the Company’s other markets, which include its European, Latin American and Brazilian operations, increased 35.6% to $6.1 million for the three-month period ended March 31, 2001 from $4.5 million for the same period in 2000. This increase in revenue is due to a 42.0% increase in revenue in Europe in U.S. dollar terms. In local currency terms, revenue in Europe increased approximately 52.0% during the first quarter of 2001 versus the same prior-year period.

     Gross profit as a percentage of revenue decreased to 79.8% for the three-month period ended March 31, 2001 from 83.9% for the same prior-year period. The decrease in the gross profit percentage resulted from the weakening of the Japanese yen and other currencies relative to the U.S. dollar, the increased revenue, which is expected to continue, relating to the new business development efforts recorded in the Big Planet division that carry a very low gross margin as well as logo merchandise sold as part of the first quarter U.S. convention which also have lower gross margins. The Company purchases a significant majority of goods in U.S. dollars and recognizes revenue in local currencies. Consequently, the Company is subject to exchange rate risks in its gross margins.

     Distributor incentives as a percentage of revenue remained nearly constant at 38.9% for the three-month period ended March 31, 2001 compared to 38.8% for the same prior-year period. In the later part of 1999, the Company restructured a portion of its compensation plan for distributors, adding short-term, division-focused incentives, which increased compensation to the Company’s entry-level distributors.

     Selling, general and administrative expenses as a percentage of revenue decreased slightly to 34.7% the three-month period ended March 31, 2001 compared to 35.1% for the same prior-year period. In U.S. dollar terms, selling, general and administrative expenses decreased to $72.9 million for the three-month period ended March 31, 2001 compared to $75.0 million for the same period in the prior year. This decrease was due primarily to a weaker Japanese yen in 2001 as well as the Company’s cost-saving initiatives such as lower headcount and occupancy costs. Offsetting these lower expenses were the costs incurred during the first quarter of 2001 for the Company’s convention in the United States which added approximately $5.0 million in selling, general and administrative expenses.

     Other income (expense), net increased $5.3 million for the three-month period ended March 31, 2001, compared to the same period in the prior year primarily as a result of the foreign currency gains resulting from a weaker Japanese yen in 2001.

     Provision for income taxes decreased to $7.4 million for the three-month period ended March 31, 2001 from $8.4 million for the same prior-year period. This decrease is largely due to the decrease in operating income as compared to the same prior-year period, offset by an increase in the effective tax rate from 36.0% in the first quarter of 2000 to 37.0% in the first quarter of 2001.

     Net income decreased to $12.6 million for the three-month period ended March 31, 2001 from $14.9 million for the same prior-year period. Net income decreased primarily because of the factors noted above in revenue and gross profit and was somewhat offset by the factors noted in selling, general and administrative, other income (expense), net and provision for income taxes above.

Liquidity and Capital Resources

     Historically, the Company’s principal needs for funds have been for distributor incentives, working capital (principally inventory purchases), operating expenses, capital expenditures and the development of operations in new markets. The Company has generally relied on cash flow from operations to meet its business objectives without incurring long-term debt to unrelated third parties to fund operating activities.

     The Company typically generates positive cash flow from operations due to favorable gross margins, the variable nature of distributor commissions which comprise a significant percentage of operating expenses and minimal capital requirements. During the first and third quarters of each year, however, the Company pays significant accrued income taxes in many foreign jurisdictions including Japan. These large cash payments often more than offset significant cash generated in these quarters. The Company generated $6.1 million from operations during the three-month period ended March 31, 2001 compared to using $14.3 million during the same prior-year period. This increase in cash generated from operations in 2001 compared to the same prior-year period is primarily related to reduced cash payments to vendors for purchases of inventory resulting from increased efficiencies in the Company’s management of inventory as well as reduced foreign taxes paid in 2001 versus 2000.

     As of March 31, 2001, working capital was $120.8 million compared to $122.8 million as of December 31, 2000. Cash and cash equivalents at March 31, 2001 and December 31, 2000 were $51.5 million and $64.0 million, respectively. The decrease in cash and cash equivalents is related primarily to stock repurchases of approximately $5.9 million and dividends paid in the first quarter of 2001 of approximately $4.0 million.

     Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $4.6 million for the three-month period ended March 31, 2001. In addition, the Company anticipates additional capital expenditures in 2001 of approximately $23.0 million to further enhance its infrastructure, including enhancements to computer systems and Internet related software in order to expand the Company’s Internet capabilities.

     In March 1998, the Company completed the acquisition of Nu Skin International, Inc. (the "NSI Acquisition"). Pursuant to the terms of the NSI Acquisition, Nu Skin International, Inc. ("NSI") and the Company are required to pay certain contingent payments if specific earnings growth targets are met. The Company and NSI did not meet specific earnings growth targets for the years ended December 31, 1999 and 2000. Contingent upon NSI and the Company meeting specific earnings growth targets during 2001, the Company may pay up to $75.0 million in cash over the next year to the stockholders of NSI. However, management believes it is unlikely that such contingency payments will be made.

     On October 12, 2000, the Company refinanced the $87.1 million balance of its existing credit facility with the proceeds of a private placement of 9.7 billion Japanese yen of ten-year senior notes (the "Notes") to The Prudential Insurance Company of America. The Notes bear interest at an effective rate of 3.03% annually and become due October 2010 with principal payments beginning October 2004. As of March 31, 2001, the outstanding balance on the Notes remained at 9.7 billion Japanese yen, or $76.9 million.

     During 2000, the Company renewed a $10.0 million revolving credit agreement with ABN-AMRO, N.V. Advances are available under the agreement through May 18, 2001 with a possible extension upon approval of the lender. There were no outstanding balances under this credit facility at March 31, 2001.

     Since August 1998, the board of directors has authorized the Company to repurchase up to $50.0 million of the Company’s outstanding shares of Class A common stock. The repurchases are used primarily to fund the Company’s equity incentive plans. During the three-month period ended March 31, 2001, the Company repurchased approximately 847,000 shares for an aggregate price of approximately $5.9 million. As of March 31, 2001, the Company had repurchased a total of approximately 5,022,000 shares for an aggregate price of approximately $45.9 million.

     In February 2001, the board of directors authorized the Company to declare a quarterly cash dividend of $0.05 per share for all classes of common stock. This initial quarterly cash dividend of approximately $4.0 million was paid on March 28, 2001, to stockholders of record on March 12, 2001. Management believes that cash flows from operations will be sufficient to fund future dividend payments.

     The Company had related party payables of $8.1 million and $9.0 million at March 31, 2001 and December 31, 2000, respectively. In addition, the Company had related party receivables of $12.7 million and $13.2 million, respectively, at those dates. These balances are largely related to the Big Planet Acquisition and the Nu Skin USA transactions completed during 1999.

     Management considers the Company to be sufficiently liquid to be able to meet its obligations on both a short- and long-term basis. Management currently believes existing cash balances together with future cash flows from operations will be adequate to fund cash needs relating to the implementation of the Company’s strategic plans.

Seasonality

     In addition to general economic factors, the direct selling industry is impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, Japan, Taiwan, Hong Kong, South Korea and Thailand celebrate their respective local New Year in our first quarter. Management believes that direct selling in Japan, the United States and Europe is also generally negatively impacted during the month of August, which is in the Company’s third quarter, when many individuals traditionally take vacations.

Distributor Information

     The following table provides information concerning the number of active and executive distributors as of the dates indicated. Active distributors are those distributors who were resident in the countries in which the Company operated and purchased products during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required personal and group sales volumes.

                     As of March 31, 2001       As of March 31, 2000
                    Active(1)   Executive      Active(1)    Executive
                  ------------ ------------  ------------ -------------
North Asia             287,000       14,994       291,000        14,830
Southeast Asia         104,000        3,110        98,000         3,234
North America           52,000        2,506        56,000         2,972
Other                   23,000          839        17,000           472
                  ------------ ------------  ------------ -------------
Total                  466,000       21,449       462,000        21,508
                  ============ ============  ============ =============
(1) The Big Planet representatives do not necessarily place product orders with the Company for resale to retail customers. Big Planet representatives sign up retail customers for Internet, telecommunications and other services with the Company or its service providers for all products. Therefore, the active distributors for 2001 and 2000 do not include approximately 43,000 and 26,000 Big Planet representatives who have residual sales volume on a three month rolling basis, respectively, for service provided by the Company or its service providers.

Currency Risk and Exchange Rate Information

      A majority of the Company’s revenue and many of the Company’s expenses are recognized primarily outside of the United States except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. Each subsidiary's local currency is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, the Company’s reported sales and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.

     Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on the Company’s future business, product pricing, results of operations or financial condition. However, because a majority of the Company’s revenue is realized in local currencies and the majority of the Company’s cost of sales is denominated in U.S. dollars, the Company’s gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening in the U.S. dollar. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through its Japanese yen denominated debt. The Company does not use such derivative financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company’s operating results.

     The Company’s foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of March 31, 2001, the primary currency for which the Company had net underlying foreign currency exchange rate exposure was the Japanese yen. Based on the Company’s foreign exchange contracts at March 31, 2001 as discussed in Note 4 of the Notes to the Consolidated Financial Statements, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against such contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures of the Company.

Note Regarding Forward-Looking Statements

     With the exception of historical facts, the statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") which reflect the Company’s current expectations and beliefs regarding the future results of operations, performance and achievements of the Company. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

  the Company’s belief that existing cash and cash flow from operations will be adequate to fund cash needs;

  the expectation that the Company will spend $23.0 million for capital expenditures during the remainder of 2001; and

  the anticipation that cash will be sufficient to pay future dividends.

     In addition, when used in this report, the words or phrases, "will likely result," "expects," "anticipates," "will continue," "intends," "plans," "believes," "the Company or management believes," and similar expressions are intended to help identify forward-looking statements.

     The Company wishes to caution readers that the risks and uncertainties set forth below, and the other risks and factors described herein and in the Company’s other filings with the Securities and Exchange Commission (which contain a more detailed discussion of the risks and uncertainties related to the Company’s business) could cause (and in some cases in the past have caused) the Company’s actual results and outcomes to differ materially from those discussed or anticipated. The Company also wishes to advise readers not to place any undue reliance on such forward-looking statements, which reflect the Company’s beliefs and expectations only as of the date of this report. The Company assumes no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in its beliefs or expectations. Important factors, risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

  Because a substantial majority of the Company’s sales are generated from the Asian regions, particularly from Japan and Taiwan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by renewed or sustained weakness of Asian economies or consumer confidence, or weakening of foreign currencies, particularly the Japanese yen in light of current economic and political conditions in Japan.
  Many of the initiatives and strategies that have helped stabilize revenue in Japan have only been recently introduced and there is still uncertainty concerning the long-term effect of these initiatives. There can be no assurance that such initiatives will continue to be successful or that planned initiatives will have a similar impact. In addition, there is a risk that the continued refinement and implementation of the Company’s divisional strategy, Internet initiatives and promotions could create renewed confusion or uncertainty among distributors and not increase distributor productivity. In addition, costs associated with these initiatives, particularly the Internet and related technology initiatives, may be greater than anticipated.

  The ability of the Company to retain its key and executive level distributors or to sponsor new executive distributors is critical to the Company’s success. Because the Company’s products are distributed exclusively through its distributors, the Company’s operating results could be adversely affected if the Company’s existing and new business opportunities and products do not generate sufficient economic incentive to retain its existing distributors or to sponsor new distributors on a sustained basis, or if the Company receives adverse publicity.

  Risks associated with the Company’s new product offerings and initiatives planned for 2001and launched at its global convention, including:
  the risk that such products will not gain market acceptance or meet the Company’s expectations,

  the risk that sales from such product offerings could reduce sales of existing products and not generate significant incremental revenue growth or help increase distributor numbers and productivity,

  technological problems could delay or adversely affect the Company’s Interent and technology initiatives; and

  any legal or regulatory restrictions that might delay or prevent the Company from offering its new products into all of its markets or limit the ability of the Company to effectively market such products.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled "Currency Risk and Exchange Rate Information" in "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I and also in Note 4 to the Financial Statements contained in Item 1 of Part I.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     For information on the Company’s legal proceedings reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

     The following is an update on legal proceedings involving Pharmanex v. Donna Shalala.

     On April 2, 2001, the Company received notice that the district court had ruled in favor of the FDA. As a result of the decision, the Company has ceased selling Cholestin in the United States. The Company currently does not anticipate that the decision will impact the ability of the Company to sell Cholestin in foreign markets where such products are not currently restricted. The Company continues to evaluate its options relating to an appeal.

ITEM 2.    CHANGES IN SECURITIES

      None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.    OTHER INFORMATION

      None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
      Regulation S-K
      Number                                                      Description

      10.1                                            Service Agreement with Grant Pace

      10.2                                            Settlement Agreement Between Plaintiff Natalie Capone and Defendants Nu Skin                                                                   International, Inc.

(b)  Reports on Form 8-K. No current Reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2001.

NU SKIN ENTERPRISES, INC.

By:  /s/Corey B. Lindley
       Corey B. Lindley
Its:  Chief Financial Officer
        (Principal Financial and Accounting Officer)

EXHIBIT INDEX

     10.1            Service Agreement with Grant Pace

     10.2            Settlement Agreement Between Plaintiff Natalie Capone and Defendants Nu Skin International, Inc.