Form 10-Q
period 2001-06-30
NU SKIN ENTERPRISES INC
filed 2001-08-14
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

|  |         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

          NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

           Delaware
(State or other jurisidiction of incorporation)

           001-12421
(Commission File No.)

            87-0565309
(IRS Employer Identification No.)

75 West Center Street
                    Provo, UT 84601
(Address of registrant as specified in its charter)

Registrant's telephone number, including area code: (801) 345-6100

        Indicate by check mark whether the registrant:   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No___

         As of August 1, 2001, 33,491,792 shares of the Company’s Class A Common Stock, $.001 par value per share, and 49,669,955 shares of the Company’s Class B Common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2001 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

TABLE OF CONTENTS

Page

        Part I.      Financial Information

              Item 1.         Financial Statements:
2                      Consolidated Balance Sheets
3                      Consolidated Statements of Income
3                      Consolidated Statements of Cash Flows
5                      Notes to Consolidated Financial Statements

9            Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

15          Item 3.         Quantitative and Qualitative Disclosures about Market Risk

        Part II.       Other Information

15          Item 1.        Legal Proceedings

15          Item 2.        Changes in Securities

15          Item 3.        Defaults upon Senior Securities

15          Item 4.        Submission of Matters to a Vote of Security Holders

16          Item 5.        Other Information

17          Item 6.        Exhibits and Reports on Form 8-K

18          Signatures

          Nu Skin, Pharmanex, Big Planet, Nu Skin 180° and LifePak are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

                                                                  (Unaudited)
                                                                    June 30,      December 31,
                                                                      2001            2000
                                                                  ------------    ------------

ASSETS
Current assets
   Cash and cash equivalents                                      $     61,314    $     63,996
   Accounts receivable                                                  21,282          18,191
   Related parties receivable                                           12,380          13,176
   Inventories, net                                                     83,852          82,015
   Prepaid expenses and other                                           38,161          44,513
                                                                  ------------    ------------
                                                                       216,989         221,891

Property and equipment, net                                             60,950          60,562
Other assets, net                                                      298,136         308,350
                                                                  ------------    ------------
            Total assets                                          $    576,075    $    590,803
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                               $     15,885    $     15,837
   Accrued expenses                                                     68,888          74,199
   Related parties payable                                               6,887           9,020
                                                                  ------------    ------------
                                                                        91,660          99,056

Long-term debt                                                          77,826          84,884
Other liabilities                                                       41,441          40,130
                                                                  ------------    ------------
            Total liabilities                                          210,927         224,070
                                                                  ------------    ------------
Stockholders' equity
   Class A common stock - 500,000,000 shares authorized, $.001 par value, 33,353,392 and 31,338,676 shares issued and
        outstanding                                                         33              31
   Class B common stock - 100,000,000 shares authorized, $.001 par value, 49,969,955 and 53,408,951 shares issued and
       outstanding                                                          50              54
   Additional paid-in capital                                           95,574         106,284
   Retained earnings                                                   322,474         306,458
   Deferred compensation                                                   (78)           (747)
   Accumulated other comprehensive income                              (52,905)        (45,347)
                                                                  ------------    ------------
                                                                       365,148         366,733
                                                                  ------------    ------------
            Total liabilities and stockholders' equity            $    576,075    $    590,803
                                                                  ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

                                            Three           Three            Six             Six
                                         Months Ended    Months Ended    Months Ended    Months Ended
                                           June 30,        June 30,        June 30,        June 30,
                                             2001            2000            2001            2000
                                         ------------    ------------    ------------    ------------

Revenue                                  $    218,617    $    226,959    $    428,876    $    440,584
Cost of sales                                  43,312          38,605          85,827          72,896
                                         ------------    ------------    ------------    ------------
Gross profit                                  175,305         188,354         343,049         367,688
                                         ------------    ------------    ------------    ------------
Operating expenses
   Distributor incentives                      86,542          88,468         168,376         171,263
   Selling, general and administrative         68,569          74,539         141,467         149,536
                                         ------------    ------------    ------------    ------------

Total operating expenses                      155,111         163,007         309,843         320,799
                                         ------------     -----------    ------------    ------------

Operating income                               20,194          25,347          33,206          46,889
Other income (expense), net                    (1,805)           (868)          5,154             821
                                         ------------    ------------    ------------    ------------

Income before provision for income
   taxes                                       18,389          24,479          38,360          47,710
Provision for income taxes                      6,804           8,812          14,193          17,175
                                         ------------    ------------    ------------    ------------

Net income                               $     11,585    $     15,667    $     24,167    $     30,535
                                         ============    ============    ============    ============

Net income per share (Note 2):
   Basic                                 $        .14    $        .18    $        .29    $        .35
   Diluted                               $        .14    $        .18    $        .29    $        .35

Weighted average common shares
 outstanding:
   Basic                                       83,403          85,865          83,773          86,044
   Diluted                                     84,231          86,192          84,596          86,370

         The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                  Six             Six
                                                              Months Ended    Months Ended
                                                                June 30,        June 30,
                                                                  2001            2000
                                                              ------------    ------------

Cash flows from operating activities:
Net income                                                    $     24,167    $     30,535
Adjustments to reconcile net income to net cash provided by
     operating activities:
         Depreciation and amortization                              15,491          15,170
         Amortization of deferred compensation                         669           3,259
         Changes in operating assets and liabilities:
               Accounts receivable                                  (3,091)           (930)
               Related parties receivable                              796           2,590
               Inventories, net                                     (1,837)         (6,284)
               Prepaid expenses and other                           (2,626)         (9,493)
               Other assets, net                                     2,632          (5,282)
               Accounts payable                                         48         (10,592)
               Accrued expenses                                     (5,311)        (10,077)
               Related parties payable                              (2,133)         (3,678)
               Other liabilities                                     1,311              --
                                                              ------------    ------------

Net cash provided by operating activities                           30,116           5,218
                                                              ------------    ------------

Cash flows from investing activities:
Purchase of property and equipment                                  (7,725)         (9,032)
Payments for lease deposits                                             --             (24)
Receipt of refundable lease deposits                                    --             725
                                                              ------------    ------------
   Net cash used in investing activities                            (7,725)         (8,331)
                                                              ------------    ------------
Cash flows from financing activities:
Exercise of distributor and employee stock options                      24              43
Payments on long-term debt                                              --         (55,678)
Dividend                                                            (8,151)             --
Repurchase of shares of common stock (Note 5)                      (10,736)         (4,987)
                                                              ------------    ------------
   Net cash used in financing activities                           (18,863)        (60,622)
                                                              ------------    ------------
Effect of exchange rate changes on cash                             (6,210)          1,587
                                                              ------------    ------------
   Net decrease in cash and cash equivalents                        (2,682)        (62,148)

Cash and cash equivalents, beginning of period                      63,996         110,162
                                                              ------------    ------------
Cash and cash equivalents, end of period                      $     61,314    $     48,014
                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.          THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements. The Company also distributes technology and telecommunications products and services. The Company’s operations are divided into four segments: North Asia, which consists of Japan and South Korea; North America, which consists of the United States and Canada; Southeast Asia, which consists of Australia, Hong Kong (including Macau), New Zealand, the PRC (China), the Philippines, Singapore, Taiwan and Thailand; and Other Markets, which consists of the Company’s markets in Brazil, Europe, Guatemala and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”). The Company was incorporated on September 4, 1996 as a holding company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2001 and for the three and six-month periods ended June 30, 2001 and 2000. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

2.          NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data give effect to all dilutive potential common shares that were outstanding during the periods presented.

3.          DIVIDENDS PER SHARE

In May 2001, the board of directors declared a quarterly cash dividend of $0.05 per share for all classes of common stock. This quarterly cash dividend of approximately $4.2 million was paid on June 27, 2001, to stockholders of record on June 11, 2001.

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

At June 30, 2001 and December 31, 2000, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $54.9 million and $28.9 million, respectively, to hedge foreign currency intercompany items. The net gains on foreign currency cash flow hedges recorded in current earnings were $2.0 million and $3.6 million for the three and six-month periods ended June 30, 2001, respectively. Prior to the adoption of SFAS 133, the Company held foreign currency forward contracts which were marked to market and recorded net gains in other income of $0.8 million and $1.9 million, respectively, for the three and six-month periods ended June 30, 2000. Those contracts held at June 30, 2001 have maturities through February 2002 and accordingly, all unrealized gains on foreign currency cash flow hedges included in other comprehensive income at June 30, 2001 will be recognized in current earnings over the next twelve-month period.

5.          REPURCHASE OF COMMON STOCK

During the three-month periods ended June 30, 2001 and 2000, the Company repurchased approximately 650,000 and 392,000 shares, respectively, of Class A common stock for approximately $4.8 million and $2.5 million, respectively. During the six-month periods ended June 30, 2001 and 2000, the Company repurchased approximately 1,497,000 and 679,000 shares, respectively, of Class A common stock for approximately $10.7 million and $5.0 million, respectively.

6.         COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and six-month periods ended June 30, 2001 and 2000, were as follows (in thousands):

                                            Three            Three             Six              Six
                                         Months Ended     Months Ended     Months Ended     Months Ended
                                        June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                        -------------    -------------    -------------    -------------

Net Income                              $      11,585    $      15,667    $      24,167    $      30,535

Other comprehensive income,
   net of tax:
      Foreign currency translation
         adjustments                           (2,188)           1,606           (9,718)           1,690
      Net unrealized gains on foreign
         currency cash flow hedges                458               --            4,450               --
      Net gain reclassified into
         current earnings                      (1,271)              --           (2,290)              --
                                        -------------    -------------    -------------    -------------
Comprehensive income                    $       8,584    $      17,273    $      16,609    $      32,225
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

                         Three            Three             Six              Six
                      Months Ended     Months Ended     Months Ended     Months Ended
                     June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                     -------------    -------------    -------------    -------------
Revenue

North Asia           $     137,210    $     149,805    $     267,169    $     290,178
Southeast Asia              83,813           66,517          149,472          143,238
North America              109,743           95,710          212,899          197,886
Other                        6,254            4,615           12,329            9,102
Eliminations              (118,403)         (89,688)        (212,993)        (199,820)
                     -------------    -------------    -------------    -------------
     Totals          $     218,617    $     226,959    $     428,876    $     440,584
                     =============    =============    =============    =============
Operating Income

North Asia           $      10,309    $      10,286    $      20,798    $      17,505
Southeast Asia               6,321            8,157           12,116           16,665
North America                8,368            3,460            5,845           12,821
Other                       (1,804)          (1,593)          (3,160)          (3,513)
Eliminations                (3,000)           5,037           (2,393)           3,411
                     -------------    -------------    -------------    -------------
      Totals         $      20,194    $      25,347    $      33,206    $      46,889
                     =============    =============    =============    =============

                                                           As of            As of
                                                          June 30,       December 31,
                                                            2001            2000
                                                       -------------    -------------
Total Assets

North Asia                                             $      79,698    $      83,941
Southeast Asia                                                87,423           76,279
North America                                                454,822          471,221
Other Markets                                                 13,852           13,039
Eliminations                                                 (59,720)         (53,677)
                                                       -------------    -------------
      Totals                                           $     576,075    $     590,803
                                                       =============    =============
Information as to the Company's operations in different geographical areas is set forth below (in thousands):

Revenue
Revenue from the Company’s operations in Japan totaled $126,717 and $142,408 for the three-month periods ended June 30, 2001 and 2000, respectively, and totaled $248,558 and $277,021 for the six-month periods ended June 30, 2001 and 2000, respectively. Revenue from the

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Company’s operations in Taiwan totaled $17,971 and $21,395 for the three-month periods ended June 30, 2001 and 2000, respectively and totaled $35,547 and $43,613 for the six-month periods ended June 30, 2001 and 2000, respectively. Revenue from the Company’s operations in the United States (which includes intercompany revenue) totaled $107,920 and $94,144 for the three-month periods ended June 30, 2001 and 2000, respectively, and totaled $209,405 and $195,629 for the six-month periods ended June 30, 2001 and 2000, respectively.

Long-lived assets
Long-lived assets in Japan were $20,588 and $23,782 as of June 30, 2001 and December 31, 2000, respectively. Long-lived assets in Taiwan were $2,283 and $3,235 as of June 30, 2001 and December 31, 2000, respectively. Long-lived assets in the United States were $308,097 and $313,415 as of June 30, 2001 and December 31, 2000, respectively.

8.          REVOLVING CREDIT AGREEMENT

On May 10, 2001, the Company entered into a $60.0 million revolving credit agreement (the “Revolving Credit Facility”) with Bank of America, N.A. and Bank One, N.A. for which Bank of America, N.A. acted as agent. The proceeds may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. There were no outstanding balances relating to the Revolving Credit Facility as of June 30, 2001.

The Revolving Credit Facility bears interest at a rate equal to the London Inter-Bank Offer Rate (LIBOR) or the Japanese yen LIBOR, plus an applicable margin. The maturity date for the Revolving Credit Facility is three years from the borrowing date and will be reduced by $15.0 million on each of the first two anniversaries of the closing. The Revolving Credit Facility contains other terms and conditions and affirmative and negative financial covenants customary for similar credit facilities.

9.          NEW PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt FAS 142 during the first quarter of 2002. The Company is currently evaluating the impact the adoption of FAS 141 and FAS 142 will have on the Company’s consolidated financial statements.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2001 compared to 2000

         Revenue decreased 3.7% and 2.7% to $218.6 million and $428.9 million for the three and six-month periods ended June 30, 2001 from $227.0 million and $440.6 million for the same periods in 2000, respectively, primarily due to a weakening in foreign currencies. On a constant currency basis, however, the Company experienced revenue growth in each of its operating regions other than North America, which resulted in overall constant currency growth of 6.4% and 6.0% for the second quarter and first half of 2001 compared to the same prior-year periods, respectively.

          Revenue in North Asia decreased 8.4% and 7.9% to $137.2 million and $267.2 million for the three and six-month periods ended June 30, 2001 from $149.8 million and $290.2 million for the same periods in 2000, respectively. This decrease in revenue was due to revenue in Japan decreasing 11.0% and 10.3% to $126.7 million and $248.6 million for the three and six-month periods ended June 30, 2001 from $142.4 million and $277.0 million for the same periods in 2000, respectively. This decrease is directly attributable to a 14.9% and 12.7% weakening in the Japanese yen for the second quarter and first half of 2001 compared to the same prior-year periods, respectively. In local currency, revenue in Japan increased 2.6% and 1.3% for the second quarter and first half of 2001 compared to the same prior-year periods, respectively, due to the strength of the products launched in the past 18 months, the success of the automatic repurchasing programs and the personalized web sites the Company offers its distributor force. The decline in revenue in Japan in U.S. dollar terms was partially offset by an increase in revenue in South Korea of 41.9% and 40.9% to $10.5 million and $18.6 million for the three and six-month periods ended June 30, 2001 from $7.4 million and $13.2 million for the same periods in 2000, respectively. In local currency terms, revenue in South Korea was 66.2% and 62.9% higher in the second quarter and first half of 2001 versus the same prior-year periods, respectively. The revenue increase in South Korea is primarily due to continued improvement in the South Korean economy and the effective execution of a revised product introduction strategy in South Korea over the past 18 months, including the launch of Pharmanex's weight management products and Nu Skin 180° skin therapy system.

          Revenue in Southeast Asia increased 22.5% and 11.8% to $36.5 million and $67.3 million for the three and six-month periods ended June 30, 2001 from $29.8 million and $60.2 million for the same periods in 2000, respectively. In local currency terms, revenue in Southeast Asia increased 30.3% and 18.2% for the second quarter and first half of 2001 compared to the same prior-year periods, respectively. The increase in revenue resulted primarily from operations in Singapore which generated $8.6 million and $13.3 million for the three and six-month periods ended June 30, 2001, respectively, following the opening of the market in Singapore late in 2000. The success from the opening of the operations in Singapore has also contributed to modest growth in other markets in the Southeast Asia region, such as Hong Kong, Thailand and Australia. The increase in revenue from the operations in Singapore were somewhat offset by the results in Taiwan, which decreased 15.9% and 18.6% to $18.0 million and $35.5 million for the three and six-month periods ended June 30, 2001 from $21.4 million and $43.6 million for the same prior-year periods, respectively. In local currency, revenue in Taiwan declined 8.4% and 12.5% during the second quarter and first half of 2001 compared to the same prior-year periods, respectively. Revenue in Taiwan on a local currency basis increased 5.1% during the second quarter of 2001 compared to the first quarter of 2001 due in part to seasonal trends. Management believes that the Company's operations in Taiwan have stabilized. Over the last several years, the Company's operations have suffered the impact of increased competition, an overall decline in sales in the direct selling industry in Taiwan and challenges relating to direct selling as a distribution channel significantly penetrating the Taiwanese market. In addition, since the Company's business model for distributors encourages top leaders to assist in opening new markets, management believes the decline in revenue in Taiwan compared to the prior-year period was also in part due to top leaders from that market focusing on Singapore in early 2001.

          Revenue in North America, consisting of the United States and Canada, decreased 9.6% to $38.6 million for the three-month period ended June 30, 2001 from $42.7 million for the same period in 2000, respectively, and increased 1.2% to $82.1 million for the six-month period ended June 30, 2001 from

          $81.1 million for the same period in 2000, respectively. This revenue decrease for the second quarter is related primarily to the revenue declines in the United States. Management believes that the Company's operations in the United States have been negatively impacted by distributor uncertainty relating to the Company's divisional strategies, which have recently been reorganized to simplify the Company's business and to focus on renewed growth in the United States. The slight increase in revenue for the six-month period in 2001 was a result of the international convention held in the United States in February 2001, which generated approximately $5.0 million in revenue from sales to international distributors attending the convention, as well as additional revenue from new business development efforts which provided an additional $9.6 million in revenue. The new business development efforts recorded in the Big Planet division is a small business related to outsourcing personnel and benefits for small businesses. Without the impact of this additional revenue, revenue in the North America region would have decreased approximately 16.8% during the first half of 2001 versus the same prior-year period.

         Revenue in the Company's other markets, which include its European and Latin American operations, increased 37.0% and 35.2% to $6.3 million and $12.3 million for the three and six-month periods ended June 30, 2001 from $4.6 million and $9.1 million for the same periods in 2000, respectively. This increase in revenue is due to a 37.9% and 39.7% increase for the second quarter and first half of 2001 in revenue in Europe in U.S. dollar terms compared with the same prior-year periods, respectively. In local currency terms, revenue in Europe increased approximately 47.0% during the second quarter of 2001 versus the same prior-year period.

         Gross profit as a percentage of revenue decreased to 80.2% and 80.0% for the three and six-month periods ended June 30, 2001 compared to 83.0% and 83.5% for the same periods in the prior year, respectively. The decrease in gross profit percentages resulted from the weakening of the Japanese yen and other currencies relative to the U.S. dollar and the increased revenue, which is expected to continue, relating to the new business development efforts recorded in the Big Planet division as described above that carry a lower gross margin. In addition, the results for the six-month period in 2001 include the negative impact of logo merchandise which have lower gross margins and were sold as part of the first quarter 2001 U.S. convention. The Company purchases a significant majority of goods in U.S. dollars and recognizes revenue in local currencies. Consequently, the Company is subject to exchange rate risks in its gross margins.

         Distributor incentives as a percentage of revenue increased to 39.6% and 39.3% for the three and six-month periods ended June 30, 2001 compared to 39.0% and 38.9% for the same prior-year periods, respectively. In the later part of 1999, the Company restructured a portion of its compensation plan for distributors, adding short-term, division-focused incentives, which increased compensation to the Company's distributors.

         Selling, general and administrative expenses as a percentage of revenue decreased to 31.4% and 33.0% for the three and six-month periods ended June 30, 2001 compared to 32.8% and 33.9% for the same prior-year periods, respectively. In U.S. dollar terms, selling, general and administrative expenses decreased to $68.6 million and $141.5 million for the three and six-month periods ended June 30, 2001 compared to $74.5 million and $149.5 million for the same periods in the prior year, respectively. The decreases resulted primarily from a weaker Japanese yen in 2001 as well as the Company's cost-saving initiatives such as lower headcount and occupancy costs. Offsetting these lower expenses were the costs incurred during the first quarter in 2001 for the Company's convention in the United States which added approximately $5.0 million in selling, general and administrative expenses.

         Other income (expense), net decreased $0.9 million for the three-month period ended June 30, 2001 resulting in net other expenses of $1.8 million compared to the same prior-year period. This decrease related primarily to losses resulting from the exchange of intercompany payables and receivables as well as the exchange of yen based bank debt into U.S. dollars for financial reporting purposes. Other income (expense), net increased $4.3 million for the six-month period ended June 30, 2001 resulting in net other income of $5.2 million compared to the same period in the prior year. This increase related primarily to foreign currency gains resulting from the strength of the U.S. dollar.

          Provision for income taxes decreased to $6.8 million and $14.2 million for the three and six-month periods ended June 30, 2001 from $8.8 million and $17.2 million for the same prior-year periods. This decrease is largely due to the decreases in operating income as compared to the same prior-year periods, offset by an increase in the effective tax rate from 36.0% in the second quarter of 2000 to 37.0% in the second quarter of 2001.

          Net income decreased to $11.6 million and $24.2 million for the three and six-month periods ended June 30, 2001 from $15.7 million and $30.5 million for the same prior-year periods, respectively. Net income decreased primarily because of the factors noted above in "revenue" and "gross profit" and was somewhat offset by the factors noted in "selling, general and administrative" and "provision for income taxes" above. The decrease in net income for the six-month period ended June 30, 2001 was also offset by the factors noted above in "Other income (expense), net".

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

          The Company typically generates positive cash flow from operations due to favorable gross margins, the variable nature of distributor commissions which comprise a significant percentage of operating expenses and minimal capital requirements. During the first and third quarters of each year, however, the Company pays significant accrued income taxes in many foreign jurisdictions including Japan. These large cash payments often more than offset significant cash generated in these quarters. During the six-month period ended June 30, 2001, the Company generated $30.1 million from operations compared to $5.2 million during the six-month period ended June 30, 2000. This increase in cash generated from operations in 2001 compared to the same prior-year period is primarily related to reduced cash payments to vendors for purchases of inventory resulting from increased efficiencies in the Company's management of inventory as well as reduced foreign taxes paid in 2001 versus 2000.

          As of June 30, 2001, working capital was $125.3 million compared to $122.8 million as of December 31, 2000. Cash and cash equivalents at June 30, 2001 and December 31, 2000 were $61.3 million and $64.0 million, respectively. In addition to factors such as cash flow from operations, capital expenditures, dividends and stock repurchases, the Company's U.S. dollar reported cash position was negatively impacted during the six-month period from the strength of the U.S. dollar relative to other currencies, particularly the Japanese yen.

          Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $7.7 million for the six-month period ended June 30, 2001. In addition, the Company anticipates additional capital expenditures in 2001 of approximately $15.0 million to further enhance its infrastructure, including enhancements to computer systems and Internet related software in order to expand the Company's Internet capabilities.

          In March 1998, the Company completed the acquisition of Nu Skin International, Inc. (the "NSI Acquisition"). Pursuant to the terms of the NSI Acquisition, Nu Skin International, Inc. ("NSI") and the Company are required to pay certain contingent payments if specific earnings growth targets are met. The Company and NSI did not meet specific earning growth targets for the years ended December 31, 1999 and 2000. Contingent upon NSI and the Company meeting specific earnings growth targets during 2001, the Company may pay up to $75.0 million in cash over the next year to the stockholders of NSI. However, management believes it is unlikely that such contingency payments will be made.

          On October 12, 2000, the Company refinanced the $87.1 million balance of its existing credit facility with the proceeds of a private placement of 9.7 billion Japanese yen of ten-year senior notes (the "Notes") to The Prudential Insurance Company of America. The Notes bear interest at an effective rate of

3.03% annually and become due October 2010 with principal payments beginning October 2004. As of June 30, 2001, the outstanding balance on the Notes remained at 9.7 billion Japanese yen, or $77.8 million.

          On May 10, 2001, the Company entered into a $60.0 million revolving credit agreement (the "Revolving Credit Facility") with Bank of America, N.A. and Bank One, N.A. for which Bank of America, N.A. acted as agent. The proceeds may be used for working capital, capital expenditures and other purposes including repurchases of the Company's outstanding shares of Class A common stock. There were no outstanding balances relating to the Revolving Credit Facility as of June 30, 2001.

          Since August 1998, the board of directors has authorized the Company to repurchase up to $70.0 million of the Company's outstanding shares of Class A common stock. The repurchases are used primarily to fund the Company's equity incentive plans. During the three and six-month periods ended June 30, 2001, the Company repurchased approximately 650,000 and 1,500,000 shares for an aggregate price of approximately $4.8 million and $10.7 million, respectively. As of June 30, 2001, the Company had repurchased a total of approximately 5.7 million shares for an aggregate price of approximately $51.0 million.

          In May 2001, the board of directors authorized the Company to declare a quarterly cash dividend of $0.05 per share for all classes of common stock. This quarterly cash dividend of approximately $4.2 million was paid on June 27, 2001, to stockholders of record on June 11, 2001. Management believes that cash flows from operations will be sufficient to fund future dividend payments.

          The Company had related party payables of $6.9 million and $9.0 million at June 30, 2001 and December 31, 2000, respectively. In addition, the Company had related party receivables of $12.4 million and $13.2 million, respectively, at those dates. These balances are largely related to the acquisition of Big Planet, Inc. and the Nu Skin USA, Inc. transactions completed during 1999, as well as a loan to a significant stockholder.

          Management considers the Company to be sufficiently liquid to be able to meet its obligations on both a short- and long-term basis. Management currently believes existing cash balances together with future cash flows from operations will be adequate to fund cash needs relating to the implementation of the Company's strategic plans.

Seasonality

          In addition to general economic factors, the direct selling industry is impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, Japan, Taiwan, Hong Kong, South Korea and Thailand celebrate their respective local New Year in the first quarter, which generally has a negative impact on such quarter. Management believes that direct selling in Japan, the United States and Europe is also generally negatively impacted during the month of August, which is in the Company's third quarter, when many individuals traditionally take vacations.

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

                    As of June 30, 2001      As of June 30, 2000
                   Active(1)   Executive    Active(1)   Executive
                   ---------   ---------    ---------  ----------
North Asia           299,000      15,997      301,000      14,119
Southeast Asia       113,000       3,593       96,000       2,929
North America         52,000       2,434       54,000       3,014
Other                 23,000         880       18,000         586
                   ---------   ---------    ---------   ---------
Total                487,000      22,904      469,000      20,648
                   =========   =========    =========   =========

(1) The Big Planet representatives do not necessarily place product orders with the Company for resale to retail customers. Big Planet representatives sign up retail customers for Internet, telecommunications and other services with the Company or its service providers for all products. Therefore, the active distributors for 2001 and 2000 do not include approximately 41,000 and 29,000 Big Planet representatives who have residual sales volume on a three-month rolling basis, respectively, for service provided by the Company or its service providers.

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

          Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on the Company's future business, product pricing, results of operations or financial condition. However, because a majority of the Company's revenue is realized in local currencies and the majority of the Company's cost of sales is denominated in U.S. dollars, the Company's gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by strengthening in the U.S. dollar. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through its Japanese yen denominated debt. The Company does not use such derivative financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company's operating results.

          The Company's foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of June 30, 2001, the primary currency for which the Company had net underlying foreign currency exchange rate exposure was the Japanese yen. Based on the Company's foreign exchange contracts at June 30, 2001 as discussed in Note 4 of the Notes to the Consolidated Financial Statements, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against such contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures of the Company.

Note Regarding Forward-Looking Statements

          With the exception of historical facts, the statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") which reflect the Company's current expectations and beliefs regarding the future results of operations, performance and achievements of the Company. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•        the belief that operations in Taiwan have stabilized;

•        the Company’s belief that existing cash and cash flow from operations will be adequate to fund cash needs;

•        the expectation that the Company will spend $15 million for capital expenditures during the remainder of 2001; and

•        the anticipation that cash will be sufficient to pay future dividends.

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

          The Company wishes to caution readers that the risks and uncertainties set forth below, and the other risks and factors described herein and in the Company's other filings with the Securities and Exchange Commission (which contain a more detailed discussion of the risks and uncertainties related to the Company's business) could cause (and in some cases in the past have caused) the Company's actual results and outcomes to differ materially from those discussed or anticipated. The Company also wishes to advise readers not to place any undue reliance on such forward-looking statements, which reflect the Company's beliefs and expectations only as of the date of this report. The Company assumes no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in its beliefs or expectations. Important factors, risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

         (a)         Because a substantial majority of the Company’s sales are generated from the Asian regions, particularly from Japan and Taiwan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by

•        renewed or sustained weakness of Asian economies or consumer confidence, or

•        weakening of foreign currencies, particularly the Japanese yen in light of current economic and political conditions in Japan.

         (b)         Many of the initiatives and strategies that have helped stabilize revenue in Japan, and which the Company believes have helped stabilize revenue in Taiwan, have only been recently introduced and there is still uncertainty concerning the long-term effect of these initiatives. There can be no assurance that such initiatives will continue to be successful or that planned initiatives for future periods will have a similar impact. In addition, there is a risk that the continued refinement and implementation of the Company’s divisional strategy, Internet initiatives and promotions could create renewed confusion or uncertainty among distributors and not increase distributor productivity. In addition, costs associated with these initiatives, particularly the Internet and related technology initiatives, may be greater than anticipated.

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

         (d)          Risks associated with the Company's new product offerings and initiatives planned for the remainder of 2001, including:

•        the risk that such products will not gain market acceptance or meet the Company’s expectations,

•        the risk that sales from such product offerings could reduce sales of existing products and not generate significant incremental revenue growth or help increase distributor numbers and productivity,

•        technological problems could delay or adversely affect the Company's Internet and technology initiatives; and

•         any legal or regulatory restrictions that might delay or prevent the Company from offering its new products into all of its markets or limit the ability of the Company to effectively market such products.

         (e)         Risks associated with efforts to renew growth in the United States, including:

•         the risk that the Company’s efforts to harmonize and simplify its divisional approach in the United States will not be sufficient to generate sustained and renewed sponsoring and sales activities in the United States by its distributors, and

•        uncertainties concerning the actual impact that the new initiatives and enhancements to distributor incentives will have on revenue and distributor incentives as a percentage of revenue.

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

PART II.     OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

         Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 for information concerning legal proceedings.

ITEM 2.          CHANGES IN SECURITES

          None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITES

          None.

ITEM 4.          SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company’s Annual Meeting of Stockholders was held on May 10, 2001. At the Annual Meeting, Blake M. Roney, Steven J. Lund, Sandra N. Tillotson, Brooke B. Roney, Max L. Pinegar, E.J. “Jake” Garn, Paula F. Hawkins, Daniel W. Campbell and Andrew D. Lipman were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors are duly elected. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management’s director nominees. The following chart reflects the vote tabulation with respect to each direct nominee. The figures reported reflect votes cast by holders of the Company’s Class A common stock and Class B common stock. Each share of Class A common stock entitles its holder to one vote, and each share of Class B common stock entitles its holder to ten votes.

Name of Director Nominee              Votes For             Votes Withheld
------------------------              ---------             --------------

Blake M. Roney                       477,370,172               592,760
Steven J. Lund                       477,831,727               131,205
Sandra N. Tillotson                  477,831,727               131,205
Brooke B. Roney                      477,630,327               332,605
Max L. Pinegar                       477,831,717               131,215
E.J. "Jake" Garn                     477,884,067                78,865
Paula F. Hawkins                     477,884,067                78,865
Daniel W. Campbell                   477,884,067                78,865
Andrew D. Lipman                     477,849,994               112,938

          The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants, with 477,934,077 votes being cast for, 23,978 votes being cast against, and 4,875 abstentions.

ITEM 5.          OTHER INFORMATION

          None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

          (a)         Exhibits
                        Regulation S-K
                        Number                                                                                       Description

         10.1         Amendment to Employment Agreement by and between Pharmanex and Joseph Chang.

         10.2         Promissory Note dated July 5, 2001 between the Company and Joseph Chang

         10.3         Utah Deed of Trust dated July 5, 2001 executed by Joseph Chang in favor of the Company

         10.4        Credit Agreement dated as of May 10, 2001 among Nu Skin Enterprises, Inc., Various Financial Institutions, and Bank of America, N.A., as Administrative Agent

         10.5        Amendment to Collateral Agency and Intercreditor Agreement among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender.

         (b)         Reports on Form 8-K. No current Reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2001.

NU SKIN ENTERPRISES, INC.

By:         /s/  Corey B. Lindley
               Corey B. Lindley
Its:         Chief Financial Officer
               (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1        Amendment to Employment Agreement by and between Pharmanex and Joseph Chang.

10.2         Promissory Note dated July 5, 2001 between the Company and Joseph Chang

10.3         Utah Deed of Trust dated July 5, 2001 executed by Joseph Chang in favor of the Company

10.4         Credit Agreement dated as of May 10, 2001 among Nu Skin Enterprises, Inc., Various Financial Institutions, and Bank of America, N.A., as Administrative Agent

10.5         Amendment to Collateral Agency and Intercreditor Agreement among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender.