Form 10-K/A
period 2000-12-31
NU SKIN ENTERPRISES INC
filed 2001-09-14
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
ON

FORM 10-K/A

[X]	Amendment No. 1 to annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)

001-12421
(Commission File No.)

87-0565309
(IRS Employer Identification No.)

75 West Center Street
Provo, Utah 84601
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (801) 345-6100

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Class A Common Stock, $.001 par value

Name of exchange on which registered
New York Stock Exchange

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

Report of Independent Accountants

*Except as noted below, the foregoing are incorporated by reference to the Company’s 2000 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

2.	Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

3.	Exhibits: The following Exhibits are filed with this Form 10-K:

Exhibit Number	Exhibit Description

2.1	Stock Acquisition Agreement between Nu Skin Asia Pacific, Inc. and each of the persons on the signature pages thereof, dated February 27, 1998, incorporated by reference to Exhibit 2.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

2.2	Agreement and Plan of Merger dated as of May 3, 1999 by and among Nu Skin Enterprises, Inc., NSC Sub, Inc. NSG Sub, Inc., NSM Sub, Inc., NFB Sub, Inc., Nu Skin Canada, Inc., Nu Skin Guatemala, Inc., Nu Skin Guatemala, S.A., Nu Skin Mexico, Inc., Nu Skin Mexico, S.A. de C.V., Nu Family Benefits Insurance Brokerage, Inc. and certain stockholders, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 25, 1999.

2.3	Agreement and Plan of Merger and Reorganization dated May 3, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Nu Skin USA, Inc., Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

2.4	First Amendment to Agreement and Plan of Merger and Reorganization dated July 2, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Maple Hills Investment, Inc. (formerly Nu Skin USA, Inc.), Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 28, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1").

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.3	Certificate of Designation, Preferences and Relative Participating, Optional, and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3.4	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Form S-1.

4.1	Specimen Form of Stock Certificate for Class a Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Form S-1.

4.2	Specimen Form of Stock Certificate for Class B Common Stock incorporated by reference to Exhibit 4.2 to the Company’s Form S-1.

10.1	Form of Indemnification Agreement to be entered into by and among the Company and certain of its officers and directors incorporated by reference to Exhibit 10.1 to the Company’s Form S-1.

10.2	Employment Contract, dated December 12, 1991, by and between Nu Skin Taiwan and John Chou incorporated by reference to Exhibit 10.3 to the Company’s Form S-1.

10.3	Employment Agreement, dated May 1, 1993, by and between Nu Skin Japan and Takashi Bamba incorporated by reference to Exhibit 10.4 to the Company’s Form S-1.

10.4	Intentionally left blank.

10.5	Option Agreement by and between the Company and M. Truman Hunt incorporated by reference to Exhibit 10.19 to the Company's Form S-1.

10.6	Form of Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.7	Tax Sharing and Indemnification Agreement dated December 31, 1997, by and among NSI, Nu Skin USA, and the shareholders of NSI and Nu Skin USA and their successors and assigns, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.8	Assumption of Liabilities and Indemnification Agreement dated December 31, 1997, by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.9	Employee Benefits Allocation Agreement by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.10	Warehouse Lease Agreement dated March 1996, between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.11	Lease Agreement dated January 27, 1995, by and between NSI and Scrub Oak, Ltd., incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.12	Sublease Agreement dated January 1, 1998, by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	Warehouse Lease Agreement (Annex) dated October 1, 1993, by and between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Nu Skin Enterprises, Inc.'s Executive Bonus Plan.*

10.15	Amendment in Total and Complete Restatement of Deferred Compensation Plan, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.16	Form of Deferred Compensation Plan (New Form), incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.17	Amendment in Total and Complete Restatement of NSI Compensation Trust, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.18	Asset Purchase Agreement by and among the Company, Nu Skin United States, Inc., and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.19	Termination Agreement by and between NSI and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.20	Indemnification Limitation Agreement by and among the Company, Nu Skin United States, Inc., NSI, Nu Skin USA, and the other parties who executed such agreement, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.21	Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.22	Amendment No. 2 to Amended and Restated Stockholders Agreement, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.23	Note and Pledge Agreement between the Company and William McGlashan Jr., incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.24	Amended and Restated Employment Agreement between Pharmanex and William McGlashan Jr., incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.25	First Amendment to Indemnification Limitation Agreement dated as of May 3, 1999 between Nu Skin Enterprises, Inc., Nu Skin USA, Inc., and the Stockholders of the acquired entities identified therein, incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

10.26	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (corrected version), incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.27	Mutual Release of Claims and Modification Agreement dated as of October 16, 1999 by and among Nu Skin Enterprises and the Stockholder Representatives on behalf of the former stockholders of Generations Health Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 1999.

10.28	Service Agreement between Grant F. Pace and the Company, incorporated by reference on Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999

10.29	Base Form of Stock Option Agreement, incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.30	Consulting Agreement between Max L. Pinegar and Nu Skin International, Inc., incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.31	Assignment of Leasehold Improvements by and between Big Planet, Inc. and Maple Hills Investment dated as of July 13, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.32	Employment Agreement by and between Pharmanex and Joseph Chang, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.33	Promissory Note by and between the Company and Grant Pace, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.34	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.35	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.36	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and note holders party thereto, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

13	2000 Annual Report to Stockholders (Only items incorporated by reference).

21.1	Subsidiaries of the Company.*

23.1	Consent of PricewaterhouseCoopers LLP.*

*Previously Filed

(b)         The Company did not file any current reports on Form 8-K during the fourth quarter.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2001.

NU SKIN ENTERPRISES, INC.

By:    /s/  Corey B. Lindley
         Corey B. Lindley, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Stock Acquisition Agreement between Nu Skin Asia Pacific, Inc. and each of the persons on the signature pages thereof, dated February 27, 1998, incorporated by reference to Exhibit 2.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

2.2	Agreement and Plan of Merger dated as of May 3, 1999 by and among Nu Skin Enterprises, Inc., NSC Sub, Inc. NSG Sub, Inc., NSM Sub, Inc., NFB Sub, Inc., Nu Skin Canada, Inc., Nu Skin Guatemala, Inc., Nu Skin Guatemala, S.A., Nu Skin Mexico, Inc., Nu Skin Mexico, S.A. de C.V., Nu Family Benefits Insurance Brokerage, Inc. and certain stockholders, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 25, 1999.

2.3	Agreement and Plan of Merger and Reorganization dated May 3, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Nu Skin USA, Inc., Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

2.4	First Amendment to Agreement and Plan of Merger and Reorganization dated July 2, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Maple Hills Investment, Inc. (formerly Nu Skin USA, Inc.), Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 28, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1").

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.3	Certificate of Designation, Preferences and Relative Participating, Optional, and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3.4	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Form S-1.

4.1	Specimen Form of Stock Certificate for Class a Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Form S-1.

4.2	Specimen Form of Stock Certificate for Class B Common Stock incorporated by reference to Exhibit 4.2 to the Company’s Form S-1.

10.1	Form of Indemnification Agreement to be entered into by and among the Company and certain of its officers and directors incorporated by reference to Exhibit 10.1 to the Company’s Form S-1.

10.2	Employment Contract, dated December 12, 1991, by and between Nu Skin Taiwan and John Chou incorporated by reference to Exhibit 10.3 to the Company’s Form S-1.

10.3	Employment Agreement, dated May 1, 1993, by and between Nu Skin Japan and Takashi Bamba incorporated by reference to Exhibit 10.4 to the Company’s Form S-1.

10.4	Intentionally left blank.

10.5	Option Agreement by and between the Company and M. Truman Hunt incorporated by reference to Exhibit 10.19 to the Company's Form S-1.

10.6	Form of Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.7	Tax Sharing and Indemnification Agreement dated December 31, 1997, by and among NSI, Nu Skin USA, and the shareholders of NSI and Nu Skin USA and their successors and assigns, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.8	Assumption of Liabilities and Indemnification Agreement dated December 31, 1997, by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.9	Employee Benefits Allocation Agreement by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.10	Warehouse Lease Agreement dated March 1996, between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.11	Lease Agreement dated January 27, 1995, by and between NSI and Scrub Oak, Ltd., incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.12	Sublease Agreement dated January 1, 1998, by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	Warehouse Lease Agreement (Annex) dated October 1, 1993, by and between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Nu Skin Enterprises, Inc.'s Executive Bonus Plan.*

10.15	Amendment in Total and Complete Restatement of Deferred Compensation Plan, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.16	Form of Deferred Compensation Plan (New Form), incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.17	Amendment in Total and Complete Restatement of NSI Compensation Trust, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.18	Asset Purchase Agreement by and among the Company, Nu Skin United States, Inc., and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.19	Termination Agreement by and between NSI and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.20	Indemnification Limitation Agreement by and among the Company, Nu Skin United States, Inc., NSI, Nu Skin USA, and the other parties who executed such agreement, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.21	Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.22	Amendment No. 2 to Amended and Restated Stockholders Agreement, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.23	Note and Pledge Agreement between the Company and William McGlashan Jr., incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.24	Amended and Restated Employment Agreement between Pharmanex and William McGlashan Jr., incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.25	First Amendment to Indemnification Limitation Agreement dated as of May 3, 1999 between Nu Skin Enterprises, Inc., Nu Skin USA, Inc., and the Stockholders of the acquired entities identified therein, incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

10.26	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (corrected version), incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.27	Mutual Release of Claims and Modification Agreement dated as of October 16, 1999 by and among Nu Skin Enterprises and the Stockholder Representatives on behalf of the former stockholders of Generations Health Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 1999.

10.28	Service Agreement between Grant F. Pace and the Company, incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.29	Base Form of Stock Option Agreement, incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.30	Consulting Agreement between Max L. Pinegar and Nu Skin International, Inc., incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.31	Assignment of Leasehold Improvements by and between Big Planet, Inc. and Maple Hills Investment dated as of July 13, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.32	Employment Agreement by and between Pharmanex and Joseph Chang, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.33	Promissory Note by and between the Company and Grant Pace, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.34	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.35	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.36	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and note holders party thereto, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

13	2000 Annual Report to Stockholders (Only items incorporated by reference).

21.1	Subsidiaries of the Company.*

23.1	Consent of PricewaterhouseCoopers LLP.*

*Previously filed.