Form 10-Q
period 2001-09-30
NU SKIN ENTERPRISES INC
filed 2001-11-14
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	011-12421 (Commission File No.)	87-0565309 (IRS Employer Identificaiton No.)

75 West Center Street Provo, UT 84601 (Address of registrant as specified in its charter) Registrant's telephone number, including area code: (801) 345-6100

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

         As of November 1, 2001, 33,152,904 shares of the Company's Class A Common Stock, $.001 par value per share, and 49,341,240 shares of the Company's Class B Common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2001 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

Nu Skin, Pharmanex, Big Planet, Nu Skin 180º and LifePak are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	(Unaudited) September 30, 2001	December 31, 2000
ASSETS
Current assets
Cash and cash equivalents	$ 65,871	$ 63,996
Accounts receivable	22,426	18,191
Related parties receivable	12,767	13,176
Inventories, net	83,077	82,015
Prepaid expenses and other	37,137	44,513
	221,278	221,891

Property and equipment, net	60,851	60,562
Other assets, net	295,944	308,350
Total assets	$ 578,073	$ 590,803
	––––––––––––	––––––––––––

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 17,685	$ 15,837
Accured expenses	66,902	74,199
Related parties payable	6,998	9,020
	91,585	99,056

Long-term debt	81,267	84,884
Other liabilities	41,583	40,130
Total liabilities	214,435	224,070

Stockholders' equity
Class A common stock - 500,000,000 shares authorized,
$.001 par value, 33,200,884 and 31,338,676 shares
issued and outstanding	33	31
Class B common stock - 100,000,000 shares authorized,
$.001 par value, 49,648,705 and 53,408,951 shares
issued and outstanding	50	54
Additional paid-in capital	92,063	106,284
Retained earnings	330,857	306,458
Deferred compensation	(22)	(747)
Accumulated other comprehensive income	(59,343)	(45,347)
	363,638	366,733
Total liabilities and stockholders' equity	$ 578,073	$ 590,803
	––––––––––––	––––––––––––

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended Sept. 30, 2001	Three Months Ended Sept. 30, 2000	Nine Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2000

Revenue	$ 224,185	$ 215,567	$ 653,061	$ 656,151
Cost of sales	45,861	36,839	131,688	109,735

Gross profit	178,324	178,728	521,373	546,416

Operating expenses
Distributor incentives	88,217	83,773	256,593	255,036
Selling, general and
administrative	70,454	71,080	211,921	220,616

Total operating expenses	158,671	154,853	468,514	475,652

Operating income	19,653	23,875	52,859	70,764
Other income (expense), net	245	(500)	5,399	321

Income before provision
for income taxes	19,898	23,375	58,258	71,085
Provision for income taxes	7,362	8,415	21,555	25,590

Net income	$ 12,536	$ 14,960	$ 36,703	$ 45,495
	–––––––––––	–––––––––––	–––––––––––	–––––––––––

Net income per share (Note 2):
Basic	$ .15	$ .18	$ .44	$ .53
Diluted	$ .15	$ .18	$ .44	$ .53

Weighted average common shares outstanding:
Basic	82,846	85,077	83,465	85,603
Diluted	83,498	85,409	84,105	86,017

The accompanying notes are an integral part of these consolidated finanical statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Cash flows from operating activities:
Net income	$ 36,703	$ 45,495
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	23,609	23,009
Amortization of deferred compensation	725	4,494
Gain on sale	(2,328)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,235)	(2,974)
Related parties receivable	409	2,937
Inventories, net	(1,062)	(3,743)
Prepaid expenses and other	(1,602)	(8,036)
Other assets, net	3,344	(6,874)
Accounts payable	1,848	(7,647)
Accrued expenses	(7,297)	(25,032)
Related parties payable	(2,022)	(3,670)
Other liabilities	1,453	—

Net cash provided by operating activities	49,545	17,959

Cash flows from investing activities:
Purchase of property and equipment	(11,612)	(13,117)
Payments for lease deposits	—	(24)
Receipt of refundable lease deposits	—	743

Net cash used in investing activities	(11,612)	(12,398)

Cash flows from financing activities:
Exercise of distributor and employee stock options	35	90
Payments on long-term debt	—	(55,678)
Dividend	(12,304)	—
Repurchase of shares of common stock (Note 5)	(14,259)	(11,544)

Net cash used in financing activities	(26,528)	(67,132)

Effect of exchange rate changes on cash	(9,530)	1,308

Net increase (decrease) in cash and cash equivalents	1,875	(60,263)

Cash and cash equivalents, beginning of period	63,996	110,162

Cash and cash equivalents, end of period	$ 65,871	$ 49,899
	–––––––––––	–––––––––––

The accompanying notes are an integral part of these consolidated finanical statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.     THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements. The Company also distributes technology and telecommunications products and services. The Company’s operations are divided into four segments: North Asia, which consists of Japan and South Korea; Southeast Asia, which consists of Australia, Hong Kong (including Macau), New Zealand, the PRC (China), the Philippines, Singapore, Taiwan and Thailand; North America, which consists of the United States and Canada; and Other Markets, which consists of the Company’s markets in Brazil, Europe, Guatemala and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”). The Company was incorporated on September 4, 1996 as a holding company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and 2000. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

2.     NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data give effect to all dilutive potential common shares that were outstanding during the periods presented.

3.     DIVIDENDS PER SHARE

In August 2001, the board of directors declared a quarterly cash dividend of $0.05 per share for all classes of common stock. This quarterly cash dividend of approximately $4.2 million was paid on September 27, 2001, to stockholders of record on September 10, 2001.

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

At September 30, 2001 and December 31, 2000, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $91.0 million and $28.9 million, respectively, to hedge foreign currency intercompany items. The net gains on foreign currency cash flow hedges recorded in current earnings were $1.1 million and $4.7 million for the three and nine-month periods ended September 30, 2001, respectively. Prior to the adoption of SFAS 133, the Company held foreign currency forward contracts which were marked to market and recorded net gains in other income of $0.5 million and $2.4 million, respectively, for the three and nine-month periods ended September 30, 2000. Those contracts held at September 30, 2001 have maturities through September 2002 and accordingly, all unrealized gains on foreign currency cash flow hedges included in other comprehensive income at September 30, 2001 will be recognized in current earnings over the next twelve-month period.

5.     REPURCHASE OF COMMON STOCK

During the three-month periods ended September 30, 2001 and 2000, the Company repurchased approximately 480,000 and 1,039,000 shares, respectively, of Class A common stock for approximately $3.5 million and $6.5 million, respectively. During the nine-month periods ended September 30, 2001 and 2000, the Company repurchased approximately 1,977,000 and 1,718,000 shares, respectively, of Class A common stock for approximately $14.2 million and $11.5 million, respectively.

6.     COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and nine-month periods ended September 30, 2001 and 2000, were as follows (in thousands):

	Three Months Ended Sept. 30, 2001	Three Months Ended Sept. 30, 2000	Nine Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2000

Net income	$ 12,536	$ 14,960	$ 36,703	$ 45,495

Other comprehensive income,
net of tax:
Foreign currency translation
adjustments	(5,307)	323	(14,111)	2,013
Net unrealized gains (losses)
on foreign currency cash flow
hedges	(418)	—	3,116	—
Net gain reclassified into
current earnings	(712)	—	(3,001)	—

Comprehensive income	$ 6,099	$ 15,283	$ 22,707	$ 47,508
	——————	——————	——————	——————

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

	Three Months Ended Sept. 30, 2001	Three Months Ended Sept. 30, 2000	Nine Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2000
Revenue

North Asia	$ 141,410	$ 142,802	$ 408,579	$ 432,980
Southeast Asia	80,624	65,677	230,096	208,915
North America	105,412	96,760	318,311	294,646
Other	6,274	4,631	18,603	13,733
Eliminations	(109,535)	(94,303)	(322,528)	(294,123)
Totals	$ 224,185	$ 215,567	$ 653,061	$ 656,151
	––––––––––––––	––––––––––––––	––––––––––––––	––––––––––––––

Operating Income

North Asia	$ 10,852	$ 10,611	$ 31,650	$ 28,116
Southeast Asia	7,456	5,954	19,572	22,619
North America	4,749	2,012	10,594	14,833
Other	(2,369)	(1,455)	(5,529)	(4,968)
Eliminations	(1,035)	6,753	(3,428)	10,164
Totals	$ 19,653	$ 23,875	$ 52,859	$ 70,764
	––––––––––––––	––––––––––––––	––––––––––––––	––––––––––––––

			As of Sept. 30, 2001	As of Dec. 31, 2000
Total Assets

North Asia			$ 85,646	$ 83,941
Southeast Asia			88,209	76,279
North America			452,931	471,221
Other			16,516	13,039
Eliminations			(65,229)	(53,677)
Totals			$ 578,073	$ 590,803
			––––––––––––––	––––––––––––––

Information as to the Company's operations in different geographical areas is set forth below (in thousands):

Revenue
Revenue from the Company’s operations in Japan totaled $128,710 and $134,164 for the three-month periods ended September 30, 2001 and 2000, respectively, and totaled $377,268 and $411,185 for the nine-month periods ended September 30, 2001 and 2000, respectively. Revenue from the Company’s operations in Taiwan totaled $17,120 and $20,950 for the

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

three-month periods ended September 30, 2001 and 2000, respectively and totaled $52,667 and $64,563 for the nine-month periods ended September 30, 2001 and 2000, respectively. Revenue from the Company’s operations in the United States (which includes intercompany revenue) totaled $103,669 and $94,887 for the three-month periods ended September 30, 2001 and 2000, respectively, and totaled $290,078 and $290,516 for the nine-month periods ended September 30, 2001 and 2000, respectively.

Long-lived assets
Long-lived assets in Japan were $21,613 and $23,782 as of September 30, 2001 and December 31, 2000, respectively. Long-lived assets in Taiwan were $2,202 and $3,235 as of September 30, 2001 and December 31, 2000, respectively. Long-lived assets in the United States were $303,919 and $313,415 as of September 30, 2001 and December 31, 2000, respectively.

8.     REVOLVING CREDIT AGREEMENT

On May 10, 2001, the Company entered into a $60.0 million revolving credit agreement (the “Revolving Credit Facility”) with Bank of America, N.A. and Bank One, N.A. for which Bank of America, N.A. acted as agent. The proceeds may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. There were no outstanding balances relating to the Revolving Credit Facility as of September 30, 2001.

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

9.     NEW PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (“FAS 141”), Business Combinations, and No. 142 (“FAS 142”), Goodwill and Other Intangible Assets. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt FAS 142 during the first quarter of 2002. The Company is currently evaluating the impact the adoption of FAS 141 and FAS 142 will have on the Company’s consolidated financial statements.

In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. EITF 00-25 is effective January 1, 2002. The Company is currently evaluating the impact of this new guidance.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In September 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products", which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. The Company is currently evaluating the impact of this new guidance.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective January 1, 2003. The Company is currently evaluating the impact of this new guidance.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the accounting and reporting for the impairment and disposal of long-lived assets. SFAS 144 is effective January 1, 2002. The Company is currently evaluating the impact of this new guidance.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2001 compared to 2000

         Revenue increased 4.0% to $224.2 million for the three-month period ended September 30, 2001 from $215.6 million for the same period in 2000 primarily due to the growth in the Southeast Asia region. Revenue in the quarter was negatively impacted approximately 11.6% by a weakening of foreign currencies compared to the prior-year period. In local currency, the Company experienced revenue growth in each of its operating regions other than North America, which resulted in overall constant currency growth of 13.7% and 8.5% for the three and nine-month periods ended September 30, 2001 compared to the same prior-year periods, respectively. However, due to a weakening of foreign currencies, revenue decreased 0.5% to $653.1 million for the nine-month period ended September 30, 2001 from $656.2 million for the same period in 2000.

          Revenue in North Asia decreased 1.0% and 5.6% to $141.4 million and $408.6 million for the three and nine-month periods ended September 30, 2001 from $142.8 million and $433.0 million for the same periods in 2000, respectively. This decrease in revenue was due to revenue in Japan decreasing 4.1% and 8.2% to $128.7 million and $377.3 million for the three and nine-month periods ended September 30, 2001 from $134.2 million and $411.2 million for the same periods in 2000, respectively. This decrease is directly attributable to a 12.8% and 12.6% weakening in the Japanese yen for the three and nine-month periods ended September 30, 2001 compared to the same prior-year periods, respectively. In local currency, revenue in Japan increased 8.2% and 3.4% for the three and nine-month periods ended September 30, 2001 compared to the same prior-year periods, respectively, due to the strength of key Nu Skin and Pharmanex products launched in the past 18 months, the success of the automatic repurchasing programs and the personalized web sites the Company offers its distributor force. The decline in revenue in Japan in U.S. dollar terms was partially offset by an increase in revenue in South Korea of 47.7% and 43.6% to $12.7 million and $31.3 million for the three and nine-month periods ended September 30, 2001 from $8.6 million and $21.8 million for the same periods in 2000, respectively. In local currency terms, revenue in South Korea was 70.3% and 65.9% higher for the three and nine-month periods ended September 30, 2001 versus the same prior-year periods, respectively. The continued revenue growth in South Korea in U.S. dollar and local currency terms is attributed to an improving economy as well as a rebound in the direct selling industry as a whole in South Korea. In addition the Company has effectively executed a strategy designed to create sustainable growth fueled by new product launches including the launch of Pharmanex's weight management products and Nu Skin's 180º anti-aging skin therapy system.

          Revenue in Southeast Asia increased 34.4% and 19.3% to $39.8 million and $107.1 million for the three and nine-month periods ended September 30, 2001 from $29.6 million and $89.8 million for the same periods in 2000, respectively. In local currency terms, revenue in Southeast Asia increased 43.2% and 26.5% for the three and nine-month periods ended September 30, 2001 compared to the same prior-year periods, respectively. The increase in revenue resulted primarily from operations in Singapore which generated $11.7 million and $24.9 million for the three and nine-month periods ended September 30, 2001, respectively, following the opening of the market in Singapore late in 2000. Success in Singapore has also contributed to modest growth in other markets in the Southeast Asia region, such as Hong Kong, Thailand and Australia. The increase in revenue from operations in Singapore was somewhat offset by the results in Taiwan, which decreased 18.6% and 18.4% to $17.1 million and $52.7 million for the three and nine-month periods ended September 30, 2001 from $21.0 million and $64.6 million for the same prior-year periods, respectively. In local currency, revenue in Taiwan declined 8.9% and 10.9% during the three and nine-month periods ended September 30, 2001 compared to the same prior-year periods, respectively. Revenue in Taiwan on a local currency basis increased 5.1% during the second quarter of 2001 compared to the first quarter of 2001 due in part to seasonal trends, but decreased 1.3% from the second quarter of 2001 to the third quarter of 2001. Management believes that the Company's operations in Taiwan have stabilized. Over the last several years, the Company's Taiwan operations have suffered the impact of increased competition and economic pressures and an overall decline in sales in the direct selling industry in Taiwan. In addition, since the Company's business model for distributors encourages top leaders to assist in opening new markets, management believes the decline in revenue in Taiwan compared to the prior-year period was also in part due to top leaders from that market focusing on Singapore.

          Revenue in North America, consisting of the United States and Canada, decreased 4.9% and 0.8% to $36.7 million and $118.8 million for the three and nine-month periods ended September 30, 2001 from $38.6 million and $119.7 million for the same periods in 2000, respectively. This revenue decrease is related primarily to the revenue declines in the United States. Management believes that the Company's operations in the United States continue to be negatively impacted by distributor uncertainty relating to the Company's divisional strategies. In order to overcome this, these strategies have recently been refined and modified to simplify the Company's business in order to help renew growth in the United States. Although management believes that the Company's operations in the United States were in-line to show level or slightly positive growth in the third quarter of 2001, the tragic events of September 11, 2001 in the United States slowed operations in the United States for the balance of the third quarter. The revenue for the nine-month period ended September 30, 2001 benefited from the international convention held in the United States in February 2001, which generated approximately $5.0 million in revenue from sales to international distributors attending the convention, as well as additional revenue from new business development efforts which provided an additional $12.8 million in revenue. The new business development efforts recorded in the Big Planet division is a business related to outsourcing personnel and benefits for small businesses. Without the impact of this additional revenue, revenue in the North America region would have decreased approximately 12.0% during the nine-month period ended September 30, 2001 versus the same prior-year period.

          Revenue in the Company's other markets, which includes its European and Latin American operations, increased 37.0% and 35.8% to $6.3 million and $18.6 million for the three and nine-month periods ended September 30, 2001 from $4.6 million and $13.7 million for the same periods in 2000, respectively. This increase in revenue is due to a 39.2% and 39.5% increase for the three and nine-month periods ended September 30, 2001 in revenue in Europe in U.S. dollar terms compared with the same prior-year periods, respectively. In local currency terms, revenue in Europe increased approximately 41.0% during the third quarter of 2001 versus the same prior-year period.

         Gross profit as a percentage of revenue decreased to 79.5% and 79.8% for the three and nine-month periods ended September 30, 2001 compared to 82.9% and 83.3% for the same periods in the prior year, respectively. The decrease in gross profit percentages resulted from the weakening of the Japanese yen and other currencies relative to the U.S. dollar, the increased revenue relating to the new business development efforts recorded in the Big Planet division as described above that carry a lower gross margin, the shift in product mix from Nu Skin personal care products to Pharmanex products, which carry a slightly lower gross margin and discounts associated with the Company's growing automatic purchase programs. The Company purchases a significant majority of goods in U.S. dollars and recognizes revenue in local currencies. Consequently, the Company is subject to exchange rate risks in its gross margins.

         Distributor incentives as a percentage of revenue increased to 39.4% and 39.3% for the three and nine-month periods ended September 30, 2001 compared to 38.9% for both the same prior-year periods. In the later part of 1999, the Company restructured a portion of its compensation plan for distributors, adding short-term, division-focused incentives, which slightly increased overall compensation to the Company's distributors.

          Selling, general and administrative expenses as a percentage of revenue decreased to 31.4% and 32.5% for the three and nine-month periods ended September 30, 2001 compared to 33.0% and 33.6% for the same prior-year periods, respectively. Selling, general and administrative expenses decreased to $70.5 million and $211.9 million for the three and nine-month periods ended September 30, 2001 compared to $71.1 million and $220.6 million for the same periods in the prior year, respectively. The decreases resulted primarily from a weaker Japanese yen in 2001 as well as the Company's cost-saving initiatives including reductions in headcount and occupancy costs. Offsetting these lower expenses were the costs incurred during the first quarter in 2001 for the Company's convention in the United States which added approximately $5.0 million in selling, general and administrative expenses.

          Other income (expense), net increased $0.7 million for the three-month period ended September 30, 2001 compared to the same prior-year period resulting in net other income of $0.2 million. This increase related primarily to a $2.3 million gain from the sale of an interest in the Company's Malaysian subsidiary and was offset by a $1.9 million loss resulting from the exchange of intercompany payables and receivables as well as the exchange loss on the Company's yen based bank debt, which is translated into U.S. dollars for financial reporting purposes. Other income (expense), net increased $5.1 million for the nine-month period ended September 30, 2001 compared to the same period in the prior year resulting in net other income of $5.4 million. This increase related primarily to foreign currency gains resulting from the strength of the U.S. dollar and the sale of an interest in the Company's Malaysian subsidiary.

          Provision for income taxes decreased to $7.4 million and $21.6 million for the three and nine-month periods ended September 30, 2001 from $8.4 million and $25.6 million for the same prior-year periods. This decrease is largely due to the decreases in operating income as compared to the same prior-year periods, offset by an increase in the effective tax rate from 36.0% in the third quarter of 2000 to 37.0% in the third quarter of 2001.

          Net income decreased to $12.5 million and $36.7 million for the three and nine-month periods ended September 30, 2001 from $15.0 million and $45.5 million for the same prior-year periods, respectively. Net income decreased primarily because of the factors noted above in "gross profit" and "distributor incentives" and was somewhat offset by the factors noted in "selling, general and administrative," "other income (expense), net" and "provision for income taxes" above.

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

          The Company typically generates positive cash flow from operations due to favorable gross margins, the variable nature of distributor commissions which comprise a significant percentage of operating expenses and minimal capital requirements. During the nine-month period ended September 30, 2001, the Company generated $49.5 million from operations compared to $18.0 million during the nine-month period ended September 30, 2000. This increase in cash generated from operations in 2001 compared to the same prior-year period is primarily related to reduced cash payments to vendors for purchases of inventory resulting from increased efficiencies in the Company's management of inventory and reduced foreign taxes paid in 2001 versus 2000.

          As of September 30, 2001, working capital was $129.7 million compared to $122.8 million as of December 31, 2000. Cash and cash equivalents at September 30, 2001 and December 31, 2000 were $65.9 million and $64.0 million, respectively. In addition to factors such as capital expenditures, dividends and stock repurchases, the Company's U.S. dollar reported cash position was negatively impacted during the nine-month period from the strength of the U.S. dollar relative to other currencies, particularly the Japanese yen.

          Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $11.6 million for the nine-month period ended September 30, 2001. In addition, the Company anticipates additional capital expenditures in 2001 of approximately $5.0 million to further enhance its infrastructure, including enhancements to computer systems and Internet related software in order to expand the Company's Internet capabilities.

          In March 1998, the Company completed the acquisition of Nu Skin International, Inc. (the "NSI Acquisition"). Pursuant to the terms of the NSI Acquisition, Nu Skin International, Inc. ("NSI") and the Company are required to pay certain contingent payments if specific earnings growth targets are met. The Company and NSI did not meet the specified earnings growth targets for the years ended December 31, 1999 and 2000. Contingent upon NSI and the Company meeting specified earnings growth targets during 2001, the Company may pay up to $75.0 million in cash over the next year to the stockholders of NSI. However, management believes it is unlikely that such contingency payments will be made.

          On October 12, 2000, the Company refinanced the $87.1 million balance of its existing credit facility with the proceeds of a private placement of 9.7 billion Japanese yen of ten-year senior notes (the "Notes") to The Prudential Insurance Company of America. The Notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with principal payments beginning October 2004. As of September 30, 2001, the outstanding balance on the Notes was 9.7 billion Japanese yen, or $81.3 million.

          On May 10, 2001, the Company entered into a $60.0 million revolving credit agreement (the "Revolving Credit Facility") with Bank of America, N.A. and Bank One, N.A. for which Bank of America, N.A. acted as agent. The proceeds may be used for working capital, capital expenditures and other purposes including repurchases of the Company's outstanding shares of Class A common stock. There were no outstanding balances relating to the Revolving Credit Facility as of September 30, 2001.

         Since August 1998, the board of directors has authorized the Company to repurchase up to $70.0 million of the Company's outstanding shares of Class A common stock. The repurchases are used primarily to fund the Company's equity incentive plans. During the three and nine-month periods ended September 30, 2001, the Company repurchased approximately 480,000 and 1,977,000 shares for an aggregate price of approximately $3.5 million and $14.2 million, respectively. As of September 30, 2001, the Company had repurchased a total of approximately 6.2 million shares for an aggregate price of approximately $54.5 million.

         In August 2001, the board of directors declared a quarterly cash dividend of $0.05 per share for all classes of common stock. This quarterly cash dividend of approximately $4.2 million was paid on September 27, 2001, to stockholders of record on September 10, 2001. In addition, the board of directors has subsequently declared a quarterly cash dividend of $0.05 per share for all classes of common stock payable on December 20, 2001. Management believes that cash flows from operations will be sufficient to fund future dividend payments.

          The Company had related party payables of $7.0 million and $9.0 million at September 30, 2001 and December 31, 2000, respectively. In addition, the Company had related party receivables of $12.8 million and $13.2 million, respectively, at those dates. These balances are largely related to the acquisition of Big Planet, Inc. and the Nu Skin USA, Inc. transactions completed during 1999, as well as a loan to a significant stockholder.

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

As of September 30, 2001	As of September 30, 2000
	Active	Executive	Active	Executive
North Asia	303,000	16,873	292,000	13,957
Southeast Asia	121,000	4,177	98,000	2,957
North America	75,000	2,494	70,000	2,926
Other	24,000	1,009	18,000	624
Total	523,000	24,553	478,000	20,464
	–––––––––––	–––––––––––	–––––––––––	–––––––––––

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

          The Company's foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of September 30, 2001, the primary currency for which the Company had net underlying foreign currency exchange rate exposure was the Japanese yen. Based on the Company's foreign exchange contracts at September 30, 2001 as discussed in Note 4 of the Notes to the Consolidated Financial Statements, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against such contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures of the Company.

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

•	the belief that operations in the United States were in-line to show level or slightly positive growth prior to the tragic events of September 11, 2001;

•	the belief that operations in Taiwan have stabilized;

•	the Company's belief that existing cash and cash flow from operations will be adequate to fund cash needs;

•	the expectation that the Company will spend $5 million for capital expenditures during the remainder of 2001; and

•	the anticipation that cash will be sufficient to pay future dividends.

         In addition, when used in this report, the words or phrases, "will likely result," "expects," "anticipates," "will continue," "intends," "plans," "believes," "the Company or management believes," and similar expressions are intended to help identify forward-looking statements.

          The Company wishes to caution readers that the risks and uncertainties described below, and the other risks and factors described herein and in the Company's other filings with the Securities and Exchange Commission (which contain a more detailed discussion of the risks and uncertainties related to the Company's business) could cause (and in some cases in the past have caused) the Company's actual results and outcomes to differ materially from those discussed or anticipated. The Company also wishes to advise readers not to place any undue reliance on such forward-looking statements, which reflect the Company's beliefs and expectations only as of the date of this report. The Company assumes no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in its beliefs or expectations. Important factors, risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)	Management believes that the tragic events of September 11th had a negative impact on business in the United States during the end of the third quarter. Although the Company experienced a modest rebound in the United States in October, there continues to be uncertainty regarding current world tensions, terrorist threats, and the U.S. military action in Afghanistan and the corresponding impact on the Company's business, particularly in the United States and the Southeast Asia region.

(b)	Because a substantial majority of the Company's sales are generated from the Asian regions, particularly from Japan and Taiwan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by

•	renewed or sustained weakness of Asian economies or consumer confidence,

•	weakening of foreign currencies, particularly the Japanese yen in light of current economic and political conditions, or

•	higher than anticipated expenses associated with the Company's Japanese convention and other initiatives.

(c)	Many of the initiatives and strategies that have helped stabilize revenue in Japan, and which the Company believes have helped stabilize revenue in Taiwan, have only been recently introduced and there is still uncertainty concerning the long-term effect of these initiatives. There can be no assurance that such initiatives will continue to be successful or that planned initiatives for future periods will have a similar impact. In addition, there is a risk that the continued refinement and implementation of the Company's divisional strategy, Internet initiatives and promotions could create renewed confusion or uncertainty among distributors and not increase distributor productivity. In addition, costs associated with these initiatives, particularly the Internet and related technology initiatives, may be greater than anticipated.

(d)	The ability of the Company to retain its key and executive level distributors or to sponsor new executive distributors is critical to the Company's success. Because the Company's products are distributed exclusively through its distributors, the Company's operating results could be adversely affected if the Company's existing and new business opportunities and products do not generate sufficient economic incentive to retain its existing distributors or to sponsor new distributors on a sustained basis, or if the Company receives adverse publicity.

(e)	Risks associated with the Company's new product offerings and initiatives planned for the remainder of 2001 and the beginning of 2002, including:

•	the risk that such products will not gain market acceptance or meet the Company's expectations,

•	the risk that sales from such product offerings could reduce sales of existing products and not generate significant incremental revenue growth or help increase distributor numbers and productivity,

•	technological problems could delay or adversely affect the Company's Internet and technology initiatives; and

•	any legal or regulatory restrictions that might delay or prevent the Company from offering its new products into all of its markets or limit the ability of the Company to effectively market such products.

(f)	Risks associated with efforts to renew growth in the United States, including:

•	the risk that the Company's efforts to harmonize and simplify its divisional approach in the United States will not be sufficient to generate sustained and renewed sponsoring and sales activities in the United States by its distributors, and

•	uncertainties concerning the actual impact that the new initiatives and enhancements to distributor incentives will have on revenue and distributor incentives as a percentage of revenue.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

          Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 for information concerning legal proceedings.

ITEM 2.     CHANGES IN SECURITES

          None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITES

          None.

ITEM 4.     SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.     OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Regulation S-K Number	Description

	10.1	Sale and Purchase Agreement between the Company and Dato' Mohd Nadzmi Bin Mohd Sulleh dated the 17th day of August, 2001

	10.2	Sale and Purchase Agreement between the Company and Kiow Kim Yoon Frankie Kiow dated the 17th day of August, 2001

(b)		Reports on Form 8-K. No current Reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2001.

NU SKIN ENTERPRISES, INC.

By:	/s/ Corey B. Lindley
Corey B. Lindley
Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Sale and Purchase Agreement between the Company and Dato' Mohd Nadzmi Bin Mohd Sulleh dated the 17th day of August, 2001

10.2	Sale and Purchase Agreement between the Company and Kiow Kim Yoon Frankie Kiow dated the 17th day of August, 2001