Form 10-K
period 2001-12-31
NU SKIN ENTERPRISES INC
filed 2002-04-01
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	001-12421 (Commission File No.)	87-0565309 (IRS Employer Identificaiton No.)

75 West Center Street Provo, UT 84601 (Address of principal executive offices, including zip code) Registrant's telephone number, including area code: (801) 345-6100

Title of each class Class A common stock, $.001 par value	Name of Exchange on which registered New York Stock Exchange

         Secutities registered pursuant to Section 12(g) of the Act:    None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

         Based on the closing sales price of the Class A common stock on the New York Stock Exchange on March 18, 2002, the aggregate market value of the voting stock (Class A and Class B common stock) held by non-affiliates of the Registrant was approximately $286 million. For purposes of this calculation, voting stock held by executive officers, directors, and stockholders holding more than 10% of the voting stock has been excluded.

         As of March 18, 2002, 33,769,717 shares of the Registrant's Class A common stock, $.001 par value per share, and 48,637,043 shares of the Registrant's Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant's definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end are incorporated by reference in Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

TABLE OF CONTENTS

PART 1			-1-
	ITEM 1.	BUSINESS	-1-
		General	-1-
		Operating Divisions	-1-
		Nu Skin	-2-
		Pharmanex	-4-
		Big Planet	-7-
		Regional Profiles	-9-
		Distribution System	-11-
		Competition	-16-
		Intellectual Property	-17-
		Government Regulations	-17-
		Employees	-21-
		Risk Factors	-22-
	ITEM 2.	PROPERTIES	-29-
	ITEM 3.	LEGAL PROCEEDINGS	-29-
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	-30-

PART II			-31-
	ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	-31-
	ITEM 6.	SELECTED FINANCIAL DATA	-31-
	ITEM 7.	MANAGEMENT'S DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	-33-
	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	-46-
	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-46-
	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	-67-

PART III			-67-

PART IV			-67-
	ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K	-67-

SIGNATURES			-73-

FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "ITEM 1. BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, NEW PRODUCTS, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS, SEE "ITEM 1. BUSINESS - RISK FACTORS" BEGINNING ON PAGE 22.

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

General

         Nu Skin Enterprises ("Nu Skin Enterprises" or the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care and nutritional products. The Company also markets and distributes technology, Internet and telecommunications products and services. Nu Skin Enterprises is one of the largest direct selling companies in the world and currently operates in 34 countries throughout Asia, North and South America and Europe. The Company distributes products primarily through a network marketing system. The Company currently has a sales force of approximately 558,000 active independent distributors located throughout its markets who purchase products for resale to consumers and for personal consumption. The Company also operates a small professional employer organization ("PEO") in the United States that offers outsourced employee benefits to small businesses. The Company has incubated these services with a view of potentially launching these services through the Company's network marketing distribution system. The Company currently has no intention to launch the PEO service through its distributors in the foreseeable future.

Operating Divisions

         Nu Skin Enterprises has three operating divisions: Nu Skin, which offers personal care products; Pharmanex, which offers nutritional products; and Big Planet, which offers technology, Internet and telecommunications products and services and includes the operations of the PEO. Presented below are the U.S. dollar amounts and percentages of revenue derived by the Company from the sale of Nu Skin products, Pharmanex products and Big Planet products and services for each of the years ended December 31, 1999, 2000 and 2001. This table should be read together with the information presented in "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations," which discusses the costs associated with generating the aggregate revenue presented.

Revenue by Product Category(1)
(Dollar Amounts in Thousands)

	Year Ended		Year Ended		Year Ended
	December 31, 1999		December 31, 2000		December 31, 2001
Product Category	$	%	$	%	$	%

Nu Skin	503,570	56.3	441,743	50.2	423,707	47.8

Pharmanex	379,241	42.4	383,823	43.6	396,306	44.8

Big Planet (2)	11,438	1.3	54,192	6.2	65,608	7.4

Total	894,249	100.0	879,758	100.0	885,621	100.0
	––––––––	––––––––	––––––––	––––––––	––––––––	––––––––

(1)	Over 83% of the Company’s sales are transacted in foreign currencies that are converted to U.S. dollars for financial reporting purposes at weighted average exchange rates. The revenue reported above, therefore, masks local currency revenue growth during 2001 because of foreign currency fluctuations. Foreign currency fluctations negatively impacted reported revenue in 2001 by 8.7% compared to 2000 and positively impacted reported revenue in 2000 by 4.0% compared to 1999.

(2)	The Company acquired Big Planet in July 1999. Accordingly, the table above only reflects revenue for the period during which the Company owned Big Planet (i.e., from and after July 13, 1999). Big Planet’s revenue for the year ended December 31, 1999 was $21.8 million. In addition, Big Planet product revenue includes revenue from the PEO in 2000 and 2001.

Nu Skin

          Overview. Nu Skin is the Company's original product line and currently consists of premium-quality lines of over 100 personal care products. Nu Skin's strategy is to distribute high quality personal care products and treatments that utilize advanced, innovative formulas. For example, Nu Skin was one of the first companies to market topical applications of various vitamins including Vitamins A, C and E. Other examples include the Nu Skin 180° Anti-Aging Skin Therapy system, a scientifically advanced skin care system designed to fight the signs of aging, and Tru Face Line Corrector, an innovative product utilizing pro-collagen peptides that help soften moderate to deep lines around the mouth, eyes and forehead. Nu Skin uses its educated distributor force to provide consumers with a high level of information and instruction about its products and guidelines for using them most effectively. Nu Skin was an official sponsor of the Salt Lake City 2002 Olympic Games and is an official sponsor of the U.S. Olympic teams through the 2004 Athens summer games.

         Nu Skin Products. Nu Skin's personal care products are divided into the following lines: face care, body care, hair care, an ethnobotanical product line, color cosmetics and specialty products. Nu Skin offers products individually and in comprehensive product sets that include a variety of products in each product line.

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

          Nu Skin's specialized treatment products utilize advanced formulas and ingredients designed for specific skin care conditions. Special treatment products include the scientifically advanced Nu Skin 180° Anti-Aging Skin Therapy system of products. This product utilizes an optimized level of lactic acid with arginine to help fight the signs of aging. Specialty treatments include a variety of other products including Nu Skin White, a line of tone-evening formulations, and Skin Brightening Complex, which is designed to diminish the appearance of discoloration caused by sun exposure and aging.

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

         Hair Care. Nu Skin introduced a new and improved hair care product line in 2001. Each hair care product is enriched with Nutricentials - potent nutrients and environmental protectants designed to enhance the appearance of the hair and to meet the needs of people with all types of hair. The new hair care line consists of 13 shampoos, conditioners and styling products that utilize ingredients such as sunflower seed extracts, Ceregen, an innovative wheat-based complex of conditioning molecules designed to enhance hair repair, and Quinoa, a protein staple.

         Epoch Ethnobotanicals. Epoch is a line of ethnobotanical personal care products created in cooperation with well-known ethnobotanists. These products apply natural compounds that have been traditionally used by indigenous cultures and that have been validated by modern day science. Examples of products in this line include: Glacial Marine Mud, a revitalizing clay mask containing beneficial sea botanicals; Firewalker Foot Cream, created specifically to soothe and rejuvenate tired, aching feet; and Epoch Antiseptic Hand Sanitizer, a product containing lavender that disinfects hands. In 2001, this line was expanded to include IceDancer, a soothing gel that utilizes natural wild mint to help soothe aching legs.

         Color Cosmetics. Nu Skin's color cosmetics line, Nu Colour, consists of 13 talc-free products with over 150 SKU's including eye shadow, lipliner, lipsticks, mascara, blush, finishing powder, foundations and concealers.

         Specialty Products. Nu Skin has licensed the right to sell Nutriol products in its direct selling channel. Nutriol hair care products include a proprietary ingredient designed to replenish hair with vital minerals and elements. Nu Skin also has an exclusive license in the direct selling channel for a line of oral health care products under the trademark AP-24. AP-24 incorporates anti-plaque technology designed to help prevent plaque build-up. The product line includes toothpaste, mouthwash and floss. In addition, Nu Skin offers a line of sun protection products.

          Nu Skin Product Development. From the inception of the Company, Nu Skin's product philosophy has been: "All of the Good and None of the Bad." Nu Skin products are formulated to feature only quality, nurturing ingredients and to avoid shortcuts with unnecessary or unfriendly fillers. Nu Skin is also committed to continuously improving its evolving personal care product formulations to incorporate innovative and proven ingredients into its product line. Recent examples of new products include the Nu Skin 180° Anti-Aging Skin Therapy system, one of the first products to feature hydroxy acids in a comprehensive anti-aging program, and Tru Face Line Corrector, an innovative product that incorporates pro-collagen peptides to help soften medium to deep lines around the mouth, eyes and forehead.

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

         Nu Skin Sourcing and Production. In order to maintain high product quality, Nu Skin acquires its ingredients and products from reliable and reputable suppliers that Nu Skin considers to be superior sources of such ingredients and products. For approximately nine years, Nu Skin has acquired ingredients and products from a supplier that currently manufactures approximately 50% of its personal care products. Nu Skin also has ongoing relationships with secondary and tertiary suppliers who supply the remaining products and ingredients. Nu Skin believes that, in the event it is unable to source any products or ingredients from its major supplier, it could produce or replace such products or substitute ingredients without great difficulty or significant increases in the cost of goods sold from its other secondary and tertiary suppliers.

         During 2001, Nu Skin also established its own manufacturing facility near Shanghai, China. At this facility, the Company currently manufactures products used primarily for the Company's retail stores in China. A small portion of the output from this facility is exported to other markets.

Pharmanex

         Overview. Pharmanex currently offers approximately 50 nutritional products. Pharmanex believes that its scientifically-substantiated nutritional supplements are particularly well-suited to network marketing because the average consumer is often uneducated or confused about nutritional supplements, particularly the importance of scientific substantiation. The direct selling channel can be a more effective method than traditional retailing channels to educate consumers about the benefits of nutritional supplements and to differentiate the quality and benefits of its products from those offered by competitors. Pharmanex was an official sponsor of the Salt Lake City 2002 Olympic Games and is an official sponsor of the U.S. Olympic teams through the 2004 Athens summer games.

         Pharmanex Products. Pharmanex's nutritional supplements currently include the LifePak line of multivitamin, mineral and phytonutrient supplements and a line of self-care nutritional supplements. Pharmanex also offers weight management and sports and fitness products, nutritious beverages and specialty products. Pharmanex has designed its nutritional products to promote healthy, active lifestyles and general well-being when used in conjunction with proper diet and exercise.

          The following is a brief description of each of the nutritional product lines within the Pharmanex division:

         Multivitamin/Mineral Supplements. This product line consists of various vitamin, mineral and antioxidant supplements, including LifePak. The LifePak family of products, the core Pharmanex nutritional supplement, is designed to provide a beneficial mix of nutrients including vitamins, minerals, antioxidants and phytonutrients, which are nutrient extracts from plants. In 2001, Pharmanex introduced a reformulated anti-aging version of LifePak. Management believes, based on publicly available data, that LifePak constitutes one of the leading selling multi-vitamin and mineral supplements in the world. Sales of LifePak accounted for approximately 17% of the Company's total revenue in 2001. Pharmanex currently sells LifePak in 14 markets, including the United States, Japan and Taiwan. Pharmanex offers LifePak in different formulations to meet the unique needs of adults generally, women, seniors, teenagers, children and pregnant women.

         Self-Care Nutritional Supplements. Pharmanex currently offers a line of self-care natural nutritional supplements (Pharmanex Solutions) which are nutritional products designed to meet the personalized needs of the user in the following areas:

        •    Energy/Stamina
        •    Heart Health
        •    Antioxidant Protection
        •    Relaxation
        •    Immune System Support
        •    Women's Health
        •    Special Needs

These self-care dietary supplements are designed to provide consumers with a specific, consistent level of the desired dosage of the important components of the supplement.

          The principal products in this line include Cholestin, CordyMax Cs-4, TeGreen 97, BioGingko 27/7 and Bio St. John's. Several clinical trials have demonstrated that CordyMax Cs-4 can help reduce fatigue. CordyMax Cs-4 is offered as a stand-alone product and in a combination product with St. John's Wort, a positive mood enhancer, distributed under the trademark Bio St. John's. BioGinkgo 27/7 is a ginkgo biloba extract from a patented process that promotes blood circulation to the brain, arms and legs. TeGreen 97 is a supplement that contains a concentrated level of decaffeinated green tea polyphenols, potent antioxidants found in green tea. In 2001, the Company introduced a new version of Cholestin into the United States market following an adverse court decision ruling that the prior red-yeast rice version of Cholestin could not be marketed in the United States as a nutritional supplement. The Company continues to market the red-yeast rice version of Cholestin outside of the United States.

          Pharmanex recently broadened its Pharmanex self-care line of products to provide simple solutions to complex health issues. This line of products includes: Prostate Formula, a product utilizing standardized saw palmetto extract, Pharmanex's proprietary TeGreen 97 product and other antioxidants; Energy Formula, a product combining three complementary ingredients, including standardized rhodiola, to offer rapid results without the use of harmful stimulants; Cardio Formula, a product utilizing a comprehensive formula that combines five benefits in one easy-to-take product to promote good circulatory health, prevent free radical induced damage to LDL cholesterol and other aspects necessary to maintain a good cardiovascular system; Immune Formula, a product combining standardized echinacea, goldenseal and Vitamin C, as well as beta-sitosterol and Arabinogalactin AG; Hair Formula, designed to promote and maintain healthy hair; and Vein Formula, designed to promote circulatory and leg vein health.

          Pharmanex Body Design. Pharmanex Body Design was created by Pharmanex to capitalize on the sports fitness market as well as to create a presence in the large weight management market. The Pharmanex Body Design system, when combined with regular exercise, is one of the few systems that has been clinically proven to reduce weight without the use of the stimulant ephedrine. Pharmanex Body Design consists of the following four product lines:

•	Nutrition Series: This line of products is intended to help consumers build a better body. Products in this line include Pharmanex Body Design meal replacement high protein shakes, bars and soups.

•	Lean Series: This line of products is designed for persons trying to lose weight. Products in this line include: Crave Ease, a product that utilizes a proprietary blend of ingredients including Glucosol to help diminish cravings for carbohydrates; fiber supplements marketed under the name FibreNet; Metabotrim, a supplement designed to assist the body’s metabolism of food for maximum energy conversion; and Diene-O-Lean, a product containing conjugated linoleic acid, which was shown in a recent study to significantly reduce body fat mass in a 12-week period.

•	Workout Series: This product line is designed for consumers who want to maximize their fitness levels and includes products such as OverDrive, a sports supplement that contains antioxidants, B vitamins and chromium chelate, and Pharmanex High Five, which provides nutritional support for post-exercise muscle recovery.

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

          Specialty Products. Pharmanex also offers a high-performance home water filtration system in certain of its Asian markets including Japan and Taiwan. In addition, Pharmanex anticipates introducing diagnostic tools to enable a consumer to monitor the impact of supplementation on body chemistry.

         Pharmanex Product Development. Pharmanex is committed to providing high quality, standardized and substantiated nutritional supplements. Pharmanex avoids stimulants and any ingredients that are reported to have any long-term addictive or harmful effects, even if the short-term effects may be desirable. In addition, Pharmanex implements quality control processes designed to enhance its ability to keep products free from contaminants. Pharmanex believes that it is one of the few nutritional supplement companies in the United States that has a research and development program modeled after the pharmaceutical industry. Pharmanex believes that this research and development capability provides it with an important competitive advantage in the industry. Moreover, because a substantial portion of Pharmanex's research and development activities are conducted in China, it believes that it is able to conduct quality research and development work as well as initial clinical trials in higher numbers due to the significantly lower cost than would be incurred if Pharmanex conducted comparable work in the United States. Pharmanex recently consolidated all of its U.S. based research staff into a new laboratory in Provo, Utah.

          Pharmanex utilizes its "6S Quality Process" in its development activities, which is designed to provide a precise, standardized, recommended dosage of each beneficial ingredient in every capsule. The 6S Quality Process generally involves the following steps:

•	Selection. Conducting a scientific review of research and databases in connection with the selection of potential products and ingredients, and determining the authenticity, usefulness and safety standards for such potential products and ingredients.

•	Sourcing. Investigating potential sources, evaluating the quality of such sources and performing botanical and chemical evaluations where appropriate.

•	Structure. Determining the structure profile of natural compounds and active ingredients.

•	Standardization. Standardizing the product to at least one biologically relevant active ingredient.

•	Safety. Assessing safety from available research and, where necessary, performing additional tests such as microbial tests and chemical analyses for toxins and heavy metals.

•	Substantiation. Reviewing documented pre-clinical and clinical trials and, where necessary and appropriate, initiating studies and clinical trials sponsored by Pharmanex.

          Pharmanex employs approximately 50 scientists at its dedicated research and development centers in Shanghai, China and Beijing, China and at its Provo, Utah offices. Pharmanex also has working relationships with 150 other independent scientists including an advisory board comprised of recognized authorities in various related disciplines. In addition, Pharmanex evaluates a significant number of product ideas presented to it by distributors and other outside sources. Pharmanex has established collaborative agreements with two prominent universities and research institutions in China: Shanghai Medical University and Beijing Medical University. The staffs of these institutions include scientists with expertise in natural product chemistry, biochemistry, pharmacology and clinical studies. Pharmanex's research and development center in Shanghai coordinates and validates Pharmanex's collaborative efforts with these institutions. Pharmanex also collaborates with other major universities in the United States and other countries from time to time. Some of the university research centers that Pharmanex has worked with include UCLA, the Rippe Center for Clinical Lifestyle Research, Columbia University, the University of Kansas, the University of Hong Kong School of Medicine, and Taiwan Academia Sinica.

          Pharmanex Sourcing and Production. Substantially all of Pharmanex's nutritional supplements and ingredients, including LifePak, are produced or provided by third-party suppliers that Pharmanex considers to be among the best suppliers of such products and/or ingredients. Pharmanex currently relies on two unaffiliated suppliers for approximately 50% of its nutritional supplements. Pharmanex believes that, in the event it were unable to source any products or ingredients from these suppliers or its other current suppliers, it could produce or replace such products or substitute ingredients without great difficulty or significant increases in the cost of goods sold. Pharmanex also maintains an extraction and processing facility located in Huzhou, Zhejiang Province, in China, where it currently produces the extracts for its TeGreen 97 and Reishi products.

Big Planet

          Overview. Big Planet offers a suite of telecommunication, Internet and other technology products. Big Planet revenue also reflects the operation of a small PEO in the United States. Big Planet seeks to position itself on the leading edge of the latest technology trends involving the Internet, telecommunications, and other residual "connections" to the home, while utilizing the power of network marketing to introduce consumers to technology products designed to simplify and enhance their lives. The Company believes that technology, Internet and telecommunications products are compatible with its distribution system and that Big Planet attracts a younger demographic of technology oriented entrepreneurs into the Company's network of distributors. Distributors attracted by Big Planet also are increasingly purchasing Nu Skin and Pharmanex products that offer comparatively high levels of commissionable sales volume for resale and personal consumption.

         Big Planet Products. Big Planet has invested in local infrastructure for its Internet and operation support facilities in the United States for hosting Web pages and providing e-mail services. Big Planet also has entered into contractual relationships with several industry-leading technology companies, including Qwest Communications, I-Link, Dell, Nifty Corporation, Eastern Broadband and other key vendors, to provide convenient and reliable technology, Internet and telecommunications products and services. Distributors receive commissions based on Big Planet's gross margin on each sale of products or services, including monthly recurring service charges, or based on the commission received by Big Planet with respect to products sold directly by third-party vendors to Big Planet's customers.

          Internet Services. Big Planet provides dial-up Internet access in the United States to its customers through a variety of separate access plans to cover the needs of a broad demographic group of consumers. Big Planet outsources Internet access in the United States through a nationwide backbone network of more than 3,000 local dial-up access sites, or "POPS," in cities throughout the United States. Big Planet also offers Internet access through third party Internet service providers in Japan and Taiwan that are co-branded with Big Planet. Big Planet currently has approximately 37,000 Internet service customers in the United States and approximately 45,000 customers in its foreign markets. Big Planet also provides a powerful yet easy-to-use tool for creating and maintaining sophisticated Web sites with optional e-commerce capabilities, which is designed for small businesses, including Big Planet representatives.

         Telecommunications. Big Planet currently offers domestic and international long distance, paging products and services and personal 800 numbers. Big Planet offers both residential and business long distance services through its relationship with Qwest Communications in the United States, My Line in Japan, and TTN in Taiwan. Big Planet also offers enhanced communications through I-Link's "V-Link" product, which provides enhanced communications capabilities to customers including unified messaging of voicemail, e-mail and fax, and "find-me, follow me" features that allow a single phone call to ring to various different telephone devices such as cellular, office and home.

         E-Commerce. The Big Planet online mall at bpstore.com provides an online shopping environment to Big Planet distributors and their customers. The Big Planet Mall was initially opened in September 1998 and currently offers access to a wide selection of products and services from numerous different vendors in addition to Nu Skin and Pharmanex products. Big Planet has entered into agreements that link the Big Planet Mall to Web sites of over 200 online retailers such as OnlineOfficeSupplies.com, Dell, Walmart.com and OfficeMax. Distributors earn commissions on purchases by their customers through the online mall and these affiliate sites. The Big Planet portal, my.bigplanet.com, completes the Internet community that Big Planet provides, offering customers various sources of information such as weather forecasts, stock quotes and other services.

          Electric Power. Through a strategic relationship with Planet Electric, a company that develops technologically advanced battery systems, Big Planet provides environmentally friendly and efficient battery systems for cellular phones and bicycles. This technology is utilized in an advanced bicycle, the E-Bike, that incorporates a power-on-demand battery system for unassisted speeds up to 15 miles per hour, lightweight design and quick charging. The E-Bike was developed by Lee Iacocca's company, EV Global Motor Company.

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

          Big Planet Sourcing and Production. Except for its Web hosting and Big Planet Mall, substantially all of the services and products offered by Big Planet are currently contracted or sourced from unaffiliated third parties pursuant to contractual arrangements. For example, Big Planet has contracted with Qwest Communications to provide long distance phone services and I-Link to provide voice-over-Internet services.

         Professional Employer Organization. In 2000, the Company launched a small professional employer organization ("PEO") that assists small- to mid-sized businesses with non-revenue generating functions, namely human resource services. The business was started as part of an incubation of a concept that the Company had considered launching through the Company's distributor force as a complement to Big Planet's array of services or possibly as the basis of a separate divisional opportunity. The Company currently has no intention to launch the PEO service through its distributors in the foreseeable future. The PEO is a traditional professional employer organization currently offering services in four areas: payroll administration, benefits administration, risk management and human resources. The PEO was launched with minimal capital investment and the Company is not providing any material level of ongoing support for the PEO. At present, the PEO services 65 clients in 10 states, primarily in the Intermountain West region and generated $24.7 million in revenue in 2001.

Regional Profiles

          For information on revenue for each of the geographic regions in which the Company operated for the years ended December 31, 1999, 2000 and 2001, reference is made to "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 to the consolidated financial statements included in Item 8.

         North Asia. The North Asia region currently consists of the Company's markets in Japan and South Korea. Japan is the Company's largest market with approximately $508 million in revenue in 2001. According to the World Federation of Direct Selling Associations, the direct selling channel in Japan generated sales of approximately $28 billion of goods and services in 2000, making Japan the largest direct selling market in the world. As of December 31, 2001, virtually all of Nu Skin's personal care products and a majority of Pharmanex's nutritional supplements, including LifePak, the Company's leading multi-vitamin and mineral supplement, were available in the Japanese market. Big Planet has introduced various technology products into Japan including "Big Planet powered by @nifty" Internet service offered through Nifty Corporation, computers and a set top Internet device. According to the World Federation of Direct Selling Associations, the direct selling channel in South Korea generated approximately $2.5 billion of goods and services in 2000. The Company's revenue in this market grew 47% to $46 million in 2001. Nu Skin currently offers the majority of its personal care products and Pharmanex currently offers approximately one-half of its nutritional supplements in South Korea.

         Southeast Asia. The Company's Southeast Asia region currently consists of the markets in Taiwan, Hong Kong, Singapore, Thailand, the Philippines, New Zealand, Australia, Malaysia and a small retail operation in China. Taiwan is the largest market in this region with revenue of approximately $70 million in 2001. Nu Skin Taiwan is one of the largest direct selling companies in Taiwan. According to the World Federation of Direct Selling Associations, the direct selling channel in Taiwan generated approximately $1.2 billion in sales of goods and services in 2000. Approximately 2.9 million people, which is about 10% of Taiwan's population, are estimated to participate in direct selling. As of December 31, 2001, Nu Skin offered most of its personal care products and Pharmanex offered approximately one-half of its nutritional products in Taiwan. Big Planet currently offers Internet service in Taiwan through a third-party provider and a limited number of other Big Planet Products including telecommunication products. In 2001, the Company's affiliates in Thailand, Hong Kong, Australia and New Zealand posted increased revenue. Revenue in Thailand, Hong Kong, and Australia/New Zealand

grew by 45%, 18% and 25%, respectively.The Company attributes this growth to good local management in these markets, motivated and productive distributors and international expansion into markets such as Singapore.

          In December of 2000, the Company commenced operations in Singapore. The opening of this market was very successful as Singapore generated more than $33 million in sales during its first full year of operations. The Company offers 77 Nu Skin products and three Pharmanex products in this market. In addition, the Company expanded operations into Malaysia in November 2001. Malaysian law requires the Company's Malaysian affiliate to be 70% locally owned. The Company has entered into a Shareholders Agreement with its local partners that allows Nu Skin to manage the day to day operations of the local affiliate, with veto control over all major decisions. In addition, the Company has entered into a Distribution Agreement pursuant to which it sells products to the local affiliate as well as a License Agreement and a Trademark License Agreement pursuant to which the Company receives license fees based on total sales in this market.

          The Company currently operates 32 retail branch outlets in China. The Company sells its Scion line of personal care products through these retail branches as well as various third party personal care products. The Company has not yet introduced its premium Nu Skin line of products into this market. Because direct sales activities that use non-employees are currently restricted in China, Nu Skin has established the retail presence as part of the Company's development plans for China. The Company plans to significantly increase the number of stores over the next several years and plans to introduce its global distribution plan into China at such time as the restrictions on direct selling are lifted. It is currently anticipated that these restrictions may be lifted by December 2004.

          North America. The North America region consists of the Company's markets in the United States and Canada. According to the World Federation of Direct Selling Associations, the direct selling channel in the United States generated sales of approximately $26 billion of goods and services in 2000, making the United States the second largest direct selling market in the world. In 2001, the Company generated approximately $149 million in revenue in the United States. Substantially all of Nu Skin's personal care products, Pharmanex's nutritional supplements and Big Planet's products and services are available in the United States.

          Other Markets. The Other Markets region currently consists of the markets in Europe, Central and South America and Brazil. The Company currently distributes products in 17 countries in Europe. These countries are: the United Kingdom, Ireland, France, Germany, Belgium, Netherlands, Luxembourg, Spain, Portugal, Italy, Austria, Poland, Sweden, Iceland, Norway, Finland and Denmark. The market in Europe experienced healthy growth in 2001, with revenues increasing by 38% to $23 million. The majority of Nu Skin's personal care products are sold in Europe. Pharmanex also has introduced several of its products in the European market. The Company also distributes a limited number of Big Planet products including Global Web Pages. In the first quarter of 2002, the Company also completed an acquisition of a controlling interest in a small direct selling company in Poland. The Company believes that the direct selling model utilized by this acquired company can be developed into a model that will help the Company compete in less developed economies and expand its operations in Eastern Europe, which the Company believes will be among the fastest growing direct selling regions in the world.

          The Company has operations in Brazil, Mexico and Guatemala. According to the World Federation of Direct Selling Associations, the direct selling channel in Brazil generated sales of approximately $2.9 billion of goods and services in 2000. Approximately 25% of Nu Skin's personal care products have been introduced in Brazil, along with 15 locally produced products. Neither Big Planet nor Pharmanex has introduced any of its products in Brazil.

Distribution System

         Overview of Distribution System. The foundation of the Company's sales philosophy and distribution system is network marketing. Distributors purchase products for resale to consumers and for personal consumption. Pursuant to the Company's Global Compensation Plan, the Company currently sells products through independent distributors who are not the Company's employees. Because of the nature of Big Planet's products and services, distributors buy a limited number of Big Planet products for resale but primarily act as independent sales representatives of Big Planet and receive a commission on product sales directly from the Company.

         The Company's network marketing program differs from many other network marketing programs in several respects.

•	The Global Compensation Plan is among the most financially rewarding plans offered to distributors by network marketing companies and can result in commissions to distributors aggregating up to 58% of a personal care or nutritional product’s wholesale price. On a global basis, commissions have averaged approximately 40 to 43% of revenue from commissionable sales over the last eight years.

•	The Company was among the first to allow distributors to be compensated on a unified, global basis for product sales of downline-sponsored distributors around the world, and the Company believes it was the first major network marketing company to allow distributors to be fully compensated for product sales of downline-sponsored distributors globally across all operating divisions.

•	The Company’s order and fulfillment systems eliminate the need for distributors to carry significant levels of inventory by shipping product orders directly to the customer.

•	The Company’s technology and Internet investment and initiatives provide its distributors the opportunity to sell products through personalized Web pages and provide useful tools to help distributors better manage their business.

         Network marketing is an effective vehicle to distribute the Company's products because:

•	Consumers can learn about products in person from distributors, which the Company believes is more effective for premium-quality products than using television and print advertisements;

•	Direct sales allow for actual product testing by potential customers;

•	There is greater opportunity for distributor and customer testimonials; and

•	As compared to other distribution methods, distributors can give customers higher levels of service and attention by, among other things, following up on sales to ensure proper product usage and customer satisfaction and to encourage repeat purchases.

          The Company's revenue depends directly upon the number and productivity of its distributors. Growth in sales volume requires an increase in the productivity of distributors and/or growth in the total number of distributors. As with other direct selling companies, the Company experiences significant turnover among its distributors. The Company estimates that, as of December 31, 2001, nearly 400 distributorships worldwide maintained Team Elite or Blue Diamond executive distributor levels, which are the Company's two highest executive distributor levels and, together with their extensive downline networks, account for substantially all of the Company's revenue. Consequently, the loss of a high-level distributor, together with a group of leading distributors in such distributor's downline network, or the loss of a significant number of distributors for any reason, could harm the Company's business.

         Sponsoring. The Company relies on its distributors to sponsor new distributors. While the Company provides, at cost, product samples, brochures, magazines and other sales materials, distributors are primarily responsible for locating and educating new distributors with respect to products, the Global Compensation Plan and how to build a successful distributorship.

          The sponsoring of new distributors creates multiple levels in a network marketing structure. Persons that a distributor sponsors are referred to as "downline" or "sponsored" distributors. If downline distributors also sponsor new distributors, they create additional levels in the structure, but their downline distributors remain in the same downline network as their original sponsoring distributor.

          Sponsoring activities are not required of distributors and they receive no compensation for sponsoring. However, because of the financial incentives provided to those who succeed in building a distributor network that consumes and resells products, the Company believes that most of its distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. People are often attracted to become distributors after using the Company's products and becoming regular customers. Once a person becomes a distributor, he or she is able to purchase products directly from the Company at wholesale prices. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users. A potential distributor must enter into a standard distributor agreement, which obligates the distributor to abide by the Company's policies and procedures.

         Global Compensation Plan. The Company believes that one of its key competitive advantages is the Company's Global Compensation Plan. Distributors receive higher levels of commissions as they advance under the Global Compensation Plan. The Global Compensation Plan is seamlessly integrated across all markets in which distributors sell products, allowing distributors to receive commissions for global products sales, rather than merely local product sales. The Company has also enhanced the Global Compensation Plan to allow distributors to develop a seamless global network of downline distributors across any or all of the Company's product divisions. Management believes the Company was the first major network marketing company to allow distributors to be fully compensated for global sales of downline-sponsored distributors across separately-branded product divisions.

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

          High Level of Distributor Incentives. Based upon management's knowledge of competitors' distributor compensation plans, management believes that the Global Compensation Plan is among the most financially rewarding plans offered to distributors by network marketing companies. Currently, there are two fundamental ways in which distributors can earn money:

•	Through retail markups on sales of products purchased by distributors at wholesale, and

•	Through a series of commissions on product sales.

          Commissions on personal care and nutritional products can result in commissions aggregating up to 58% of a product's wholesale price. On a global basis, commissions have averaged approximately 40 to 43% of revenue from commissionable sales.

          Each of the Company's products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per month. Sales volume points are essentially based upon a product's wholesale cost, net of any point-of-sales taxes. As a distributor's business expands and as he or she successfully sponsors other distributors into the business who in turn expand their own business, he or she receives a higher percentage of commissions.

          Once a distributor becomes an executive-level distributor, the distributor can begin to take full advantage of the benefits of commission payments on personal and group sales volume. To achieve executive status, a distributor must achieve specified personal and group sales volumes for a required period of time. To maintain executive status, a distributor must generally also maintain specified personal and group sales volumes. An executive's commissions can increase substantially as downline distributors achieve executive status. In determining commissions, the number of levels of downline distributors included in an executive's commissionable group increases as the number of executive distributorships directly below the executive increases.

          On a monthly basis, the Company evaluates distributor requests for exceptions to the terms and conditions of the Global Compensation Plan. While the general policy is to discourage exceptions, the Company believes that the flexibility to grant such exceptions is critical in retaining distributor loyalty and dedication.

          As of the end of each of the years indicated below, the Company had the following number of executive distributors in the referenced regions:

Region	1997	1998	1999	2000	2001

North Asia	16,654	17,311	14,601	14,968	16,891

Southeast Asia	5,642	5,091	3,419	3,044	4,540

North America (1)	—	—	2,547	2,632	2,419

Other Markets	393	379	438	737	989

Total	22,689	22,781	21,005	21,381	24,839
	–––––––	–––––––	–––––––	–––––––	–––––––

(1)	North America was not part of the Company’s operations until March 1999 when the Company terminated its License Agreement with a private affiliate.

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

          Through training meetings, annual conventions, distributor focus groups, regular telephone conference calls and other personal contracts with distributors, the Company seeks to understand and satisfy the needs of its distributors. The Company provides walk-in, telephonic and computerized product fulfillment and tracking services that result in user-friendly, timely product distribution. Several walk-in centers maintain meeting rooms which distributors may utilize in training and sponsoring activities. In addition, the Company is committed to evaluating new ideas in technology and services that it can provide to distributors, such as automatic product reordering. The Company currently utilizes voicemail, teleconferencing, fax and Internet services to provide Company and product information and ordering and to handle group and personal sales volume inquiries.

         Technology and Internet Initiatives. The Company believes that the Internet has become an increasingly important business factor as more and more consumers purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, the Company has committed significant resources to enhancing its e-commerce capabilities and the abilities of its distributors to take advantage of the Internet. In Japan, the Company's largest market, the Company set up an Internet order process in 1999. More than 150,000 Japanese distributors have registered to use such service and more than 20% of all sales in Japan occur over the Internet. The Company maintains Web sites in each of its major markets. In order to enhance its Internet and e-commerce capabilities and to allow distributors and retail customers to purchase products from all divisions in a single shopping experience, the Company launched new, enhanced divisional Web sites in the United States in the first quarter of 2001. In addition, the Company introduced a Global Web Page that allows a distributor to have a personalized Web site through which he or she can sell products in many of the Company's more than 30 global markets.

          In 2000 and 2001, Pharmanex and Nu Skin also introduced e-commerce initiatives in the United States and Japan. These initiatives allow distributors to acquire a personalized Pharmanex or Nu Skin Web site in these markets, which provides distributors the ability to channel customers to the personalized Web site to gather information on Pharmanex and Nu Skin products and to purchase products. In Japan nearly 50,000 personalized Web sites have been purchased and customized by distributors.

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

          Except in China, products generally may not be sold, and the Company's business opportunities may not be promoted, in traditional retail environments. Pharmanex has made an exception to this rule and has allowed its products to be sold in independently owned pharmacies and drug stores meeting specified requirements. Additionally, distributors may not sell at conventions, trade shows, flea markets, swap meets and similar events. Distributors who own or are employed by a service-related business such as a doctor's office, hair salon or health club, may make products available to regular customers as long as products are not displayed visibly to the general public in such a way as to attract the general public into the establishment to purchase products.

          In order to qualify for commission bonuses, distributors must satisfy certain requirements. Some of these requirements include:

•	Achieving at least 100 points, which is approximately $100, in personal sales volume,

•	Documenting retail sales or customer connections to established levels of retail customers, and

•	Selling and/or consuming at least 80% of personal sales volume.

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

         Product Guarantees. The Company believes that it is among the most consumer-protective companies in the direct selling industry. For 30 days from the date of purchase, the Company's product return policy allows a retail purchaser to return any product to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the return privilege is in the discretion of the distributor. Because distributors may return unused and resalable products to the Company for a refund of 90% of the purchase price for one year, they are encouraged to provide customer refunds beyond 30 days. In addition, the Company's product return policy is an important tool used by distributors in developing a retail customer base. The Company's experience with actual product returns has averaged less than 5% of annual revenue through 2001. Because many of Big Planet's products and services are provided directly to consumers by third-party vendors, the same 30-day return privilege does not apply to products purchased by consumers from such vendors unless such vendors otherwise agree.

Competition

          Nu Skin and Pharmanex Products. The markets for Nu Skin and Pharmanex products are large and intensely competitive. The Company competes directly with numerous companies that manufacture and market personal care and nutritional products in each of the Company's product categories and product lines. The Company competes with other companies in the personal care and nutritional products industry by emphasizing the innovation, value and premium-quality of its products and the convenience of the Company's distribution system. Many of the Company's competitors have much greater name recognition and financial resources then the Company. Large pharmaceutical companies are increasingly entering into the nutritional supplement market. In addition, personal care and nutritional products can be purchased in a wide variety of channels of distribution. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person or through a catalog, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other personal care and nutritional product companies. Nu Skin's and Pharmanex's businesses and results of operations may be harmed by market conditions and competition in the future.

          Big Planet Products and Services. The markets for Big Planet's products and services are similarly large and intensely competitive. Big Planet's online shopping services also compete with other channels of distribution, including catalog sales and traditional retail sales. Many of Big Planet's competitors have much greater name recognition and financial resources than Big Planet. The market for technology and telecommunication products is very price sensitive, and many products are offered by competitors with little or no margin. Big Planet may be at a disadvantage because it must rely on its ability to acquire quality and reliable services from vendors at prices that allow its distributors to sell services at competitive prices and still generate attractive commissions. Big Planet attempts to compete with other companies in this market through offering convenient access to a wide variety of technology, Internet and telecommunications services and products at competitive prices with a high level of customer service. Big Planet's business and results of operations may be harmed by the intense competition in the technology, Internet and telecommunications market.

          Network Marketing Companies. The Company also competes with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition and financial resources. The leading direct selling companies in the Company's existing markets are Avon and Alticor (Amway). The Company competes for new distributors on the strength of its multiple business opportunities, product offerings, Global Compensation Plan, management strength and appeal of the Company's international operations. In order to successfully compete in this market and attract and retain distributors, the Company must maintain the attractiveness of its business opportunities to its distributors. There can be no assurance that the Company will be able to successfully do this.

Intellectual Property

          The Company's major trademarks are registered in the United States and in many other countries, and the Company considers its trademark protection to be very important to its business. The major trademarks include the following: Nu Skin, Pharmanex, Big Planet and LifePak. The Company

generally registers its important trademarks in the United States and each market where the Company operates or has plans to operate. In addition, a number of the Company's products are based on proprietary technologies and formulations, some of which are patented. The Company also relies on trade secret protection to protect its proprietary formulas and know-how.

Government Regulation

         Direct Selling Activities. Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid," "money games" or "chain sales" schemes, that compensate participants for recruiting additional participants irrespective of product sales, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in the Company's current markets often:

•	Impose cancellation/product return, inventory buy-backs and cooling-off rights for consumers and distributors;

•	Require the Company or its distributors to register with governmental agencies;

•	Impose reporting requirements; and/or

•	Impose upon the Company requirements, such as requiring distributors to maintain levels of retail sales to qualify to receive commissions, to ensure that distributors are being compensated for sales of products and not for recruiting new distributors.

          The extent and provisions of these laws, however, vary from country to country and can impose significant restrictions and limitations on the Company's business operations. For example, in South Korea, the Company cannot pay more than 35% of its revenue to its distributors in any given month. In Germany, the German Commercial Code prohibits using direct salespersons to promote multi-level marketing arrangements by making the inducement to purchase products for resale illegal. Accordingly, the Company, through its German subsidiary, sells products to consumers through a "commercial agent" rather than a distributor. As a result, in Germany the Company is subject to potential tax and social insurance liability as well as agency laws governing the termination of commercial agents. The European Commission is currently working on a framework for new legislation for consumer protection, which may harmonize the legal environment for consumer protection in Europe.

          Based on the Company's research conducted in opening existing markets, the nature and scope of inquiries from government regulatory authorities, and the Company's history of operations in such markets to date, the Company believes that its method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which the Company currently operates. China currently has laws in place that prohibit the Company from conducting business in such market using the Company's existing business model. As a condition of its accession to the WTO, China indicated an intention to lift this temporary ban in 2004. There can be no assurance, however, that the Company will be allowed to conduct business in new markets or continue to conduct business in each of its existing markets. See "Risk Factors - Laws and regulations may prohibit or severely restrict our direct sales efforts and cause our sales and profitability to decline" for additional discussion of the regulatory environment for network marketing.

         Regulation of Nu Skin and Pharmanex Products. Nu Skin's and Pharmanex's products and related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities. These include the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, and the United States Department of Agriculture in the United States, State Attorneys General and other state regulatory agencies, and the Ministry of Health, Labor and Welfare in Japan.

          The Company's markets have varied regulations concerning product formulation, labeling, packaging and importation. These laws and regulations often require the Company to, among other things:

•	Reformulate products for a specific market to meet the specific product formulation laws of such country;

•	Conform product labeling to the regulations in each country; and

•	Register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of such products.

          For example, in Japan, the Ministry of Health, Labor and Welfare requires the Company to have an import business license and to register each personal care product imported into Japan. The Company must also reformulate many products to satisfy other Ministry of Health, Labor and Welfare regulations. In Taiwan, all "medicated" cosmetic and pharmaceutical products require registration. These regulations can limit the Company's ability to import products into the Company's markets and can delay introductions of new products into markets as the Company goes through the registration and approval process for such products. The sale of cosmetic products is regulated in the European Union member states under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

          Pharmanex's products are strictly regulated in the Company's markets. These markets have varied regulations that apply to and distinguish nutritional health supplements from "drugs" or "pharmaceutical products." For example, the Company's products are regulated by the FDA of the United States under the Federal Food, Drug and Cosmetic Act. The Federal Food, Drug and Cosmetic Act has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act and the Dietary Supplement Health and Education Act. The Dietary Supplement Health and Education Act establishes rules for determining whether a product is a dietary supplement. Under this statute, dietary supplements are regulated more like foods than drugs, are not subject to the food additive provisions of the law, and are generally not required to obtain regulatory approval prior to being introduced to the market. None of this infringes, however, upon the FDA's power to remove an unsafe substance from the market. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, the Company will generally not be able to distribute that product in such market through the Company's distribution channel because of strict restrictions applicable to drug and pharmaceutical products. For example, certain of Pharmanex's nutritional products, such as BioGinkgo 27/7 and St. John's Wort, may not be marketed through the direct sales channel in Taiwan and certain European markets, such as Germany and Austria. The European Parliament recently voted in favor of adopting a Directive on Food Supplements, which may harmonize this area of legislation in Europe.

          Many of the Company's existing markets also regulate product claims and advertising. These laws regulate the types of claims and representations that can be made regarding the efficacy of products, particularly dietary supplements. Accordingly, these regulations can limit the ability of the Company and its distributors to inform consumers of the full benefits of the Company's products. This can make it difficult to adequately distinguish the Company's products from lower-price products of poor quality that do not offer the same level of benefits. In Japan, the Company and its distributors are severely restricted in making any claims concerning health benefits of the Company's nutritional supplements. In the United

States, the Company is unable to make any claim that any of the Company's nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. The Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body.

          The FTC similarly requires that product claims be substantiated. In 1993, Nu Skin International, Inc., a current subsidiary of the Company ("Nu Skin International"), and three of its distributors entered into a consent decree with the FTC with respect to its investigation of distributors' product claims and distributor practices. As part of the settlement of this investigation, Nu Skin International paid approximately $1.0 million to the FTC. In August 1997, Nu Skin International reached a settlement with the FTC with respect to product claims and its compliance with the 1994 consent decree, pursuant to which settlement Nu Skin International paid $1.5 million to the FTC.

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

          Big Planet Regulation. Big Planet's telecommunications products and services are subject to varying degrees of telecommunications regulation in each of the jurisdictions in the United States in which Big Planet operates. In the United States, domestic telecommunications service and international communications services in the United States are subject to the provisions of the Communications Act, as amended by the Telecommunications Act of 1996, and Federal Communications Commission (the "FCC") regulations and rules adopted thereunder, as well as applicable laws and regulations of the various states. Big Planet currently offers long distance and cellular services through master agency relationships with third-party providers. Under such relationships, the third parties are the regulated provider of such services and Big Planet is not subject to the jurisdiction of state or federal telecommunications regulatory bodies in connection with the offering of such products and services. In the United States, Internet service providers are generally considered "enhanced service providers" and are exempt from federal and state regulations governing common carriers. Big Planet currently provides enhanced voice and data communication services through a relationship with I-Link. Although these services are currently not regulated by state or federal telecommunications agencies, the FCC is conducting an inquiry into the applicability of traditional telecommunications regulations of such services. Currently, the I-Link services can be considered "enhanced services" exempt from federal and state regulations governing common carriers. Notwithstanding the foregoing, Big Planet is currently authorized on both a federal and state level (in substantially all 50 states) to provide traditional long distance telecommunications service. To the extent Big Planet elects to become a reseller of long distance services or the provision of enhanced voice and data communication services becomes subject to regulations, Big Planet may become subject to rules and regulations that may impose material burdens on Big Planet's operations or financial performance.

          Big Planet has contracted with third party service providers in Japan and Taiwan to provide Internet services and telecommunication services for distributors and their customers. In overseas markets, telecommunications and Internet services are subject to the regulatory regimes in each of the countries in which Big Planet seeks to conduct business. Local regulations range from permissive to restrictive, depending upon the country. Many overseas telecommunications markets are undergoing dramatic changes as a result of privatization and deregulation. Despite recent trends toward deregulation, some countries do not currently permit competition in the provision of public switched voice telecommunications services, which will limit Big Planet's and other similarly situated United States-based carriers' ability to provide telecommunications services in some markets.

          The PEO operated by the Company is also subject to various regulations on both a national and local level. The PEO interfaces with various governmental entities including the Occupational Safety and Health Administration, the Department of Labor, the Immigration and Naturalization Service and the Internal Revenue Service relating to the services provided by the PEO.

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

Employees

          As of December 31, 2001, the Company had approximately 3,900 full-time and part-time employees, approximately 500 of which are employed sales representatives in the Company's China operations. None of the employees is represented by a union or other collective bargaining group. The Company believes its relationship with its employees is good, and does not currently foresee a shortage in qualified personnel needed to operate the Company's business.

Note Regarding Forward-Looking Statements. Certain statements made in this filing under the caption “Item 1- Business” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, when used in this Report the words or phrases “will likely result,” “expects,” “intends,” “will continue,” “is anticipated,” “estimates,” “projects,” “management believes,” “the Company believes” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act.

          Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the Company's products and future economic performance in countries where it operates. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The Company assumes no responsibility or obligation to update these statements to reflect any changes. The forward-looking statements and associated risks set forth herein relate to, among other things:

•	Nu Skin’s belief that it could produce or source its personal care products from other suppliers without great difficulty;

•	Pharmanex's belief that it could replace its primary suppliers without great difficulty;

•	Big Planet's plans to identify and secure contractual relationships with vendors and suppliers for the Big Planet Mall;

•	The Company's plans to significantly increase the number of its stores in China and the anticipation that the ban on direct selling activities will be lifted by December 2004;

•	The belief that the direct selling model utilized by a recently acquired company can be developed into a model that will help the Company compete in third world markets;

•	The belief that Eastern Europe will be among the fastest growing direct selling regions in the world; and

•	The Company's belief that it is in material compliance with applicable laws and regulations.

          These and other forward-looking statements are subject to various risks and uncertainties including those described below under "Risk Factors" and in "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risk Factors

          The Company faces a number of substantial risks. The following risks and information should be considered in connection with the other information contained in this filing. The Securities and Exchange Commission (the "SEC") has issued regulations which require these risk factors be presented in first person narrative and other "plain English" styles required by the SEC. The purpose of these requirements is to make the risk factors easier to understand and more clear. Terms used in these risk factors such as "we," "us" and "our" refer to the Company. These risk factors should be read together with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

Currency exchange rate fluctuations could lower our revenue and net income.

          We recognize most of our revenue in non-United States markets using local currencies. We purchase inventory primarily in the United States and in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in these countries from their local currencies into U.S. dollars using weighted average exchange rates. In 2001, the Yen significantly weakened, which adversely affected operating results on a U.S. dollar reported basis. If the Yen does not strengthen from its current level, 2002 operating results could similarly be adversely affected. Given the uncertainty of exchange rate fluctuations, however, we cannot estimate the effect these fluctuations may have upon future business, product pricing, results of operations or financial condition. However, because nearly all revenue is realized in local currencies and the majority of cost of sales is denominated in U.S. dollars, gross profits will be positively affected by a weakening in the U.S. dollar and will be negatively affected by a strengthening of the U.S. dollar. Although we attempt to reduce exposure to short-term exchange rate fluctuations by using foreign currency exchange contracts, we cannot be certain these contracts or any other hedging activity will effectively reduce exchange rate exposure.

Because our Japanese operations account for over 50% of our business, any adverse changes in our business operations in Japan would harm our business.

          Various factors could adversely affect our business in Japan including any worsening of economic conditions. Economic conditions in Japan have been poor in recent years and may not improve or may worsen. In 1999 and 2000, our revenue and net income decreased in part because of economic conditions in Japan and stagnant consumer confidence. Continued or worsening economic and political conditions in Japan could reduce our revenue and net income. In addition, operations in Japan face significant competition from existing and new competitors. Our operations would also be harmed if our planned initiatives fail to generate continued interest and enthusiasm among our distributors in this market.

If the number or productivity of independent distributors does not increase, our revenue will not increase.

          To increase revenue, we must increase the number of and/or the productivity of our distributors. We can provide no assurances that distributor numbers will increase or remain constant or that productivity will increase. Although we experienced a healthy increase in executive and active distributors in 2001, we have experienced declines in both distributors and executive distributors in the past. The number of active and executive distributors many not increase and could decline in the future. Distributors may terminate their services at any time, and, like most direct selling companies, there is high turnover among distributors from year to year. We cannot accurately predict how the number and productivity of distributors may fluctuate because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and attract new distributors. The number and productivity of distributors also depends on several additional factors, including:

•	Adverse publicity regarding us, our products, our distribution channel or our competitors;

•	The public's perception of our products and their ingredients;

•	The public's perception of our distributors and direct selling businesses in general; and

•	General economic and business conditions.

          In addition, we may face "saturation" or maturity levels in a given country or market. This is of particular concern in Taiwan, where industry sources have estimated that up to 10% of the population is already involved in some form of direct selling. The maturity of certain of our markets could also affect our ability to attract and retain distributors in those markets.

If we are unable to open new markets we would have difficulty achieving our long-term objectives.

          We experienced growth in revenue in 2001 due in part to the successful expansion of our operations into Singapore and Malaysia. We continue to work on opening other markets such as China and markets in Eastern Europe. Direct selling in China is currently prohibited. If China fails to lift the ban by the end of 2004 as currently anticipated or if we are unable to introduce or satisfactorily modify our existing direct sales model, this could significantly limit our ability to grow our business in China. In addition, we have struggled to operate profitably in most of our developing country markets under our current marketing and compensation plan. If we are unable to successfully adjust our existing plan for these developing markets or develop a new model for such markets, our ability to successfully expand operations into Eastern Europe and other developing markets would be limited.

Adverse publicity concerning our business, marketing plan or products could harm our business.

          The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the legality of our distribution system, our products, and the actions of our distributors. Recently, there have been various adverse articles in the press concerning the use of dietary supplements by athletes and the risks of banned substances. If this adverse publicity continues or increases, it could harm our Pharmanex business. In addition, in the past we have experienced negative publicity that has harmed our business in connection with regulatory investigations and inquiries. We may receive negative publicity in the future and it may harm our business.

Distributor actions could harm our business.

          Distributor activities in our existing markets that violate applicable governmental laws or regulations could result in governmental actions against us in markets where we operate. Our distributors are not employees and act independently of us. We implement strict policies and procedures so that distributors will comply with applicable legal requirements. However, given the size of our distributor force, we do experience problems with distributors from time to time. Improper distributor activity in unopened markets can be particularly harmful to our ability to enter certain markets. Distributors often desire to enter a market before we have received approval to do business in order to gain an advantage in the market. This can harm our ability to ultimately enter into the market. This is of a particular concern in China given the current ban on direct selling activities and the political climate in that market. Improper distributor activity in China could adversely affect our ability to enter and grow this market.

Failure of our Internet and other initiatives to create sustained distributor enthusiasm and incremental revenue growth would negatively impact our business.

          We have introduced various Internet and other initiative in our major markets in order to increase distributor sponsoring and help stabilize operations in those markets. Although we believe these initiatives have provided us with a competitive advantage, there is still uncertainty regarding the long-term effects of such initiatives. There can be no assurance that such initiatives will continue to spur distributor sponsorship and activity or generate revenue growth on a sustained basis. These initiatives are subject to various risks and uncertainties including:

•	The risk that technical problems and any delays in deploying planned Internet and technological enhancements could reduce distributor enthusiasm, increase the costs of such initiatives and negatively impact our sales;

•	The risk that our Internet initiatives may not lead to sustained benefits and increased sales for distributors, which could result in failure of such initiatives to generate sustained distributor activity; and

•	The risk that new product introductions and initiatives will adversely affect sales of other products and not generate incremental growth.

Failure of new products to gain distributor and market acceptance could harm our business.

          A critical component of our business is our ability to develop new and innovative products that create enthusiasm among our distributor force. If we fail to introduce new products planned for introduction in 2002 or if we fail to keep our product offering innovative and on the leading edge, this could harm distributor productivity. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements, or have quality problems, this would have an adverse effect on our operations. Factors that could affect our ability to continue to introduce new products include, among others, the loss of key research and development staff from our divisions, the termination of third party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and any failure to anticipate changes in consumer tastes and buying preferences.

Government inquiries, investigations and actions could harm our business.

          From time to time we receive formal and informal inquiries from various government regulatory authorities about our business and our compliance with local laws and regulations. In December 2000, we received notice from the FTC that they were investigating our compliance with our existing consent decree. We have responded to the FTC's requests and believe that we have not been in material violation of the consent decree. Any determination that we or any of our distributors are not in compliance with existing laws or regulations or our consent decree could potentially harm our business. Even if governmental actions do not result in rulings or orders, they potentially could decrease distributor productivity and create negative publicity. Negative publicity could detrimentally affect our efforts to motivate and recruit new distributors and, consequently, reduce revenue and net income.

The loss of key high-level distributors could reduce our revenue.

          Although we have approximately 558,000 active distributors, approximately 400 distributors currently occupy the highest levels under the Global Compensation Plan. These distributors, together with their extensive networks of downline-sponsored distributors, account for substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in such distributor's network of downline distributors could significantly reduce our revenue.

Laws and regulations may prohibit or severely restrict our direct sales efforts and cause our sales and profitability to decline.

          Various government agencies throughout the world regulate direct sales practices. If we are unable to continue business in existing markets or commence operations in new markets because of such laws, our revenue and profitability will decline. China currently has laws that prohibit us from conducting business there under our current distribution model. Other countries where we currently do business could change their laws or regulations to negatively affect or prohibit completely direct sales efforts. Government agencies and courts in the countries where we operate may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harms our business. If any governmental authority brings a regulatory enforcement action against us that interrupts our business, revenue and earnings would likely suffer.

Challenges by private parties could harm our business.

          In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales, to protect consumers and to prevent inappropriate activities, such as inventory loading and to distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on those the FTC found acceptable in reviewing the legality of Amway Corporation's marketing system. We have also developed some of our rules and policies based on negotiations and discussions with the Attorney Generals' offices in several states and the FTC, and based on industry standards required by domestic and global direct sales associations. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact based and are subject to judicial interpretation. For example, in a 1996 case, Webster v. Omnitrition, the Ninth Circuit Court of Appeals ruled that the existence of rules patterned after the rules reviewed by the FTC in the Amway case do not establish as a matter of law that a network marketing system is legal. The court indicated that a company may need to introduce evidence that the rules and policies are enforced and actually serve to deter inventory loading and encourage retail sales in order to demonstrate that a particular network marketing system is lawful. The Ninth Circuit also raised questions and issues concerning the effectiveness of the rules at issue in that case and referred the case back to the trial court. These issues have not been definitively addressed by either a regulatory body or court since Webster v. Omnitrition. Because of the foregoing, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former distributor.

Government regulation of products and services may restrict or inhibit introduction of these products in some markets and could harm our business.

          We may be unable to introduce our products in some markets if we fail to obtain needed regulatory approvals, or if any product ingredients are prohibited. For example, the FDA successfully stopped the marketing of our product Cholestin (the red yeast rice version) as a dietary supplement in the United States. In addition, regulations in Germany, Austria and Taiwan currently prevent us from marketing certain products such as St. John's Wort and BioGinkgo 27/7. In addition, some markets have restrictions on private competition and foreign ownership of telecommunications products and services. The Internet is an emerging technology and market and, as such, new laws and regulations could be adopted to regulate such market and services that could affect our business. Failure to introduce products or delays in introducing products could reduce revenue and decrease profitability. Regulators also may prohibit us from making therapeutic claims about products despite research and independent studies supporting such claims. These product claim restrictions could lower sales of some of our products.

Changes in tax laws or any inability to utilize foreign tax credits could harm our business.

          We are subject to various domestic and foreign tax, foreign exchange, import duty and transfer price laws. These laws can be complex and subject to various interpretations. We are subject to various risks including:

•	Changes in any such laws that result in higher taxes or duties, subject more of our income to taxation in higher tax-rate jurisdictions, subject our sales to point-of-sales or value-added taxes, or impose new or additional taxes; and

•	Any investigation or determination by regulatory authorities that we are not in compliance with such laws.

          In addition, we have significant foreign tax credits that will expire over the next several years if they are not utilized. Although we currently anticipate we will be able to use these foreign tax credits, certain factors could impact our ability to use these credits, including any adverse change in our business performance, our failure to generate sufficient U.S. based income, and changes in tax laws. Any failure to utilize these credits could result in a charge to earnings.

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

          The markets for our products are intensely competitive. We also compete with other network marketing companies for distributors. Our results of operations may be harmed by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. We currently do not have significant patent or other proprietary protection, and competitors may introduce products with the same natural ingredients and herbs as we use in our products. Because of regulatory restrictions concerning claims about dietary supplements, we may have difficulty differentiating our products from competitors' products and competing products entering the nutritional market could harm our nutritional supplement sales. The market for many of Big Planet's products is very price sensitive, which have kept margins low in these products and negatively impacted our ability to operate Big Planet profitably. Although we have attempted to shift to higher margin products in the Big Planet division, there cannot be any assurance that we will be able to successfully identify and market high margin products that fit in the technology oriented product line of Big Planet.

If we fail to keep pace with Internet-related and other technological changes, our business may be harmed.

          Direct selling companies are adapting their business models to integrate the Internet and other technological advances into their operations as more and more consumers purchase goods and services using the Internet instead of traditional retail and direct sales channels. The Internet and e-commerce markets are characterized by rapidly changing technology, evolving industry standards and frequent new services and enhancements to meet evolving customer demand. The success of Big Planet and our other e-commerce initiatives will depend on our ability to adapt to rapidly changing technologies, to adapt services to evolving industry standards and to continually improve the performance, features and reliability of our services. Failure to adapt to such changes could harm our business. In addition, competition for qualified information technology employees and contractors is strong because of the strong demand for their services. We have experienced in the past, and may experience in the future, difficulties in recruiting and retaining qualified informational technology personnel, which could harm our technology initiatives.

Product liability claims could harm our business.

          We may be required to pay for losses or injuries caused by our products. Although we have had a very limited product claims history, we have recently experienced difficulty finding insurers willing to provide product liability coverage at reasonable rates due to industry trends associated with nutritional supplements and the rising cost of insurance. As a result, we have elected to self-insure our product liability risk at this time. If any of our products are found to cause any injury or damage, we would be liable for the full amount of liability associated with such injury or damage until such time as we elect to obtain product liability insurance. We cannot predict if and when product liability insurance will be available to us on reasonable terms.

Adoption of new Internet and technological advances could require substantial expenditures.

          The widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt services or infrastructure. We have made over $100 million in investments in technology for our business over the last five years. In 2001, Big Planet incurred operating losses of approximately $16 million. We may not be able to integrate the Internet into our business in a profitable manner.

System failures could harm our business.

          Because of our diverse geographic operations and our complex distributor compensation plan, our business is highly dependent on efficiently functioning information technology systems. These systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our revenue and profits.

Big Planet may be liable for information disseminated through its Internet access service.

          If Big Planet becomes liable for information provided by its users and carried on its Internet access service, we could be directly harmed and may be forced to implement new measures to reduce our exposure to this liability. The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Several private lawsuits currently are pending that seek to impose liability upon other online services companies. In addition, federal, state and foreign legislation has been proposed that imposes liability or prohibits the transmission over the Internet of different types of information.

Our e-commerce strategies and Big Planet’s operations will depend on the development and maintenance of the Internet infrastructure.

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

Shares eligible for future sales could affect the market price of our Class A common stock.

          If our stockholders sell a substantial number of shares of Class A common stock in the public market, the market price of our Class A common stock could fall. Several of our principal stockholders hold a large number of shares of the outstanding Class A common stock and the Class B common stock that are convertible into Class A common stock. Some of the original stockholders have been actively selling shares on the open market. Additional sales by these stockholders or a decision by any of the other principal stockholders to aggressively sell shares could adversely affect the market for our stock.

ITEM 2.	PROPERTIES

          The Company generally leases its warehouse, office or distribution facilities in each geographic region in which the Company currently has operations. The Company believes that its existing and planned facilities are adequate for its current operations in each of its existing markets. The following table summarizes, as of March 15, 2002, Nu Skin Enterprises' major leased office and distribution facilities.

Location	Function	Approximate Sq. Ft.

Provo, Utah*	Distribution center	198,000

Provo, Utah*	Corporate offices	125,000

Los Angeles, California	Warehouse	35,000

Yokohama, Japan	Warehouse	40,000

Tokyo, Japan	Call center/distribution center	56,000

Tokyo, Japan	Central office/distribution center	28,000

Taipei, Taiwan	Central office/distribution center	77,000

Taoyuan, Taiwan	Warehouse/distribution center	47,000

Ontario, Canada	Office/warehouse	31,000

Venlo, Netherlands	Warehouse/offices	20,000

Seoul, Korea	Corporate offices	29,000

*	These facilities are leased from related parties

The Company also operates an extraction and purification facility located in Huzhou, Zhejiang Province, in China, where the Company produces extracts for its TeGreen 97 and Reishi products. The Company also recently opened a personal care manufacturing facility near Shanghai, China. The facility (including office space) is approximately 43,000 square feet. The Company currently manufactures products in this facility primarily for distribution in China.

ITEM 3.	LEGAL PROCEEDINGS

          In January 2000, a derivative lawsuit captioned Karen Kindt, on behalf of Nu Skin Enterprises, Inc. v. Blake Roney, et. al was filed in the Court of Chancery in the State of Delaware in and for New Castle County against certain members of the Board of Directors alleging a breach of fiduciary duty and self-dealing in connection with the Company's acquisition of Nu Skin International in 1998, and the termination of the license agreements with Nu Skin USA, Inc., and the acquisition of Big Planet in 1999. The Board of Directors appointed a special litigation committee to investigate the validity of the complaint. After an exhaustive and thorough review of the allegations, the special committee made a report to the Board of Directors. Based on the findings by the special committee, the Company has moved to dismiss the complaint. The motion is pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company’s Class A common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NUS”. The Company’s Class B common stock has no established trading market. The following table is based upon the information available to the Company and sets forth the range of the high and low sales prices for the Company’s Class A common stock for the quarterly periods during 2000 and 2001 based upon quotations on the NYSE.

Quarter Ended	High	Low
March 31, 2000	$ 10.38	$ 7.88
June 30, 2000	8.25	5.75
September 30, 2000	7.50	5.50
December 31, 2000	6.75	4.25

Quarter Ended	High	Low
March 31, 2001	$ 8.90	$ 5.25
June 30, 2001	8.50	6.90
September 30, 2001	8.69	6.30
December 31, 2001	8.83	6.55

        The market price of the Company’s Class A common stock is subject to significant fluctuations in response to variations in the Company’s quarterly operating results, general trends in the market for the Company’s products and product candidates, economic and currency exchange issues in the foreign markets in which the Company operates and other factors, many of which are not within the control of the Company. In addition, broad market fluctuations, as well as general economic, business and political conditions may adversely affect the market for the Company’s Class A common stock, regardless of the Company’s actual or projected performance.

        The closing price of the Company’s Class A common stock on March 20, 2002 was $9.60. The approximate number of holders of record of the Company’s Class A common stock and Class B common stock as of March 20, 2002 was 860 and 39, respectively. This number of record holders does not represent the actual number of beneficial owners of shares of the Company’s Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

        In March 2001, the Company commenced paying dividends on its outstanding shares. The Company declared and paid a $0.05 per share dividend in each of March, June, September and December of 2001. In February 2002, the board of directors authorized the Company to declare a quarterly cash dividend of $0.06 per share for all classes of common stock. The quarterly cash dividend was paid on March 27, 2002, to stockholders of record on March 8, 2002. Management believes that cash flows from operations will be sufficient to fund this and future dividend payments.

ITEM 6.	SELECTED FINANCIAL DATE

        The following selected consolidated financial data as of and for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 have been derived from the audited consolidated financial statements. The

Company’s consolidated financial statements for all periods presented before December 31, 1998 have been combined and restated for the acquisition of Nu Skin International, Inc. (“NSI”) and certain other related affiliates in March 1998 (the “NSI Acquisition”).
	Year Ended December 31,
	1997	1998(2)	1999(3)	2000	2001
	(U.S. dollars in thousands, except per share data)
Income Statement Data:
Revenue	$ 953,422	$ 913,494	$ 894,249	$ 879,758	$ 885,621
Cost of sales	191,218	188,457	151,681	149,342	178,083
Cost of sales - amortization of inventory step-up	—	21,600	—	—	—
Gross profit	762,204	703,437	742,568	730,416	707,538
Operating expenses:
Distributor incentives	362,195	331,448	346,951	345,259	347,452
Selling, general and administrative	201,880	202,150	265,770	294,744	288,605
Distributor stock expense	17,909	—	—	—	—
In-process research and development	—	13,600	—	—	—
Total operating expenses	581,984	547,198	612,721	640,003	636,057
Operating income	180,220	156,239	129,847	90,413	71,481
Other income (expense), net	8,973	13,599	(1,411)	5,993	8,380
Income before provision for income taxes and minority interest	189,193	169,838	128,436	96,406	79,861
Provision for income taxes	55,707	62,840	41,742	34,706	29,548
Minority interest (1)	14,993	3,081	—	—	—
Net income	$ 118,493	$ 103,917	$ 86,694	$ 61,700	$ 50,313
	————	————	————	————	————
Net income per share:
Basic	$ 1.42	$ 1.22	$ 1.00	$ 0.72	$ 0.60
Diluted	$ 1.36	$ 1.19	$ 0.99	$ 0.72	$ 0.60
Weighted average common shares outstanding (000s):
Basic	83,331	84,894	87,081	85,401	83,472
Diluted	87,312	87,018	87,893	85,642	83,915

	Year Ended December 31,
	1997	1998(2)	1999(3)	2000	2001
	(U.S. dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$ 174,300	$ 188,827	$ 110,162	$ 63,996	$ 75,923
Working capital	123,220	164,597	74,561	122,835	152,513
Total assets	405,004	606,433	643,215	590,803	582,352
Short-term notes payable to stockholders	19,457	—	—	—	—
Long-term notes payable to stockholders	116,743	—	—	—	—
Short-term debt	—	14,545	55,889	—	—
Long-term debt	—	138,734	89,419	84,884	73,718
Stockholders' equity	94,892	254,642	309,379	366,733	379,890

	Year Ended December 31,
	1997	1998	1999	2000	2001
Other Operating Data:
Number of active distributors(4)	448,000	470,000	510,000	497,000	558,000
Number of executive distributors	22,689	22,781	21,005	21,381	24,839
Current ratio	1.6	1.9	1.4	2.2	2.8
Debt to equity ratio	1.4	0.6	0.5	0.2	0.2
EBITDA(5) (in millions)	$ 239.2	$ 220.6	$ 167.3	$ 138.9	$ 115.1
Market capitalization (in millions)	$ 1,593.2	$ 2,055.8	$ 796.4	$ 454.5	$ 734.1
Return on average assets(5)	30.2%	20.5%	13.9%	10.0%	8.6%
Market price per common share	$ 18.25	$ 23.63	$ 9.06	$ 5.31	$ 8.75

(1)	Minority interest represents the ownership interests in NSI held by individuals prior to the NSI Acquisition in 1998 who are not immediate family members of the majority-interest holders. The Company purchased the minority interest as part of the NSI Acquisition.

(2)	In October 1998, the Company acquired Generation Health Holdings, Inc., the parent of Pharmanex (the "Pharmanex Acquisition"). With the Pharmanex Acquisition, the Company increased its nutritional product development and formulation capabilities. In connection with the Pharmanex Acquisition, the Company allocated $13.6 million to purchased in-process research and development. During 1998, the Company fully wrote off the in-process research and development amount.

(3)	1999 results include the acquisition of certain assets of Nu Skin USA, Inc. and the acquisition of Big Planet, Inc., which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Active distributors are those distributors who were resident in the countries in which the Company operated and purchased products during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required personal and group sales volumes.

(5)	Year ended December 31 for each year presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto, which are included in this Annual Report

General

         Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements and technology and telecommunications products and services.

         The Company's revenue depends upon the number and productivity of independent distributors who purchase products and sales materials from the Company in their local currency for resale to their customers or for personal use. The Company recognizes revenue when products are shipped, which is when title passes to these independent distributors. The Company implements a generous return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5.0% of gross sales. A reserve for product returns is accrued based on historical experience. In addition, the Company operates a professional employer organization ("PEO") that outsources personnel and benefits to small businesses in the United States. Revenue for the PEO consists of service fees paid by its clients.

         The following table sets forth revenue information by region for the time periods indicated. This table should be reviewed in connection with the tables presented under "Results of Operations," which disclose distributor incentives and other costs associated with generating the aggregate revenue presented.

	Year Ended December 31,
Region	1999	2000	2001
	(U.S. dollars in millions)
North Asia	$ 619.3	$ 585.4	$ 553.9
North America	117.9	155.8	155.9
Southeast Asia	140.1	119.5	150.3
Other Markets	17.0	19.1	25.5
	$ 894.3	$ 879.8	$ 885.6
	————	————	————

        Revenue generated in North Asia represented 63% of total revenue generated during the year ended December 31, 2001. The Company’s operations in Japan generated 92% of the North Asia revenue during the same period. Revenue generated in North America represented 18% of total revenue generated during the year ended December 31, 2001. The Company’s operations in the United States generated 96% of the North America revenue during that period. Revenue from Southeast Asia operations represented 17% of total revenue generated during the year ended December 31, 2001. During 2001, the Company’s operations in Southeast Asia had incremental increases in revenue in Singapore of $33.6 million and in Malaysia of $5.0 million following commencement of operations in December 2000 and November 2001, respectively.

        Cost of sales primarily consists of the cost of products purchased from third-party vendors (generally in U.S. dollars), the freight cost of shipping these products to distributors as well as import duties for such products. Cost of sales also includes the cost of sales materials sold to distributors at or near cost. Sales materials are generally purchased in local currencies. Additionally, the Company’s technology and telecommunications products and services carry a significantly lower gross margin than its personal care and nutritional products. For the PEO, cost of sales includes the direct costs (such as salaries, wages and other benefits) associated with the worksite employees. As the sales mix changes between product categories and sales materials, cost of sales and gross profit may fluctuate to some degree due primarily to the margin on each product line. Also, as currency exchange rates fluctuate, the Company’s gross margin will fluctuate.

        Distributor incentives are paid to several levels of distributors on each product sale. The amount of the incentive varies depending on the purchaser’s position within the Company’s Global Distributor Compensation Plan. These incentives are classified as operating expenses. Distributor incentives are the Company’s most significant expense. Distributor incentives are paid monthly and are based upon a distributor’s personal and group sales volumes as well as the group sales volumes of up to six levels of executive distributors in their downline sales organizations. Small fluctuations occur in the amount of incentives paid as the network of distributors actively purchasing products changes from month to month. However, due to the size of the Company’s distributor force (approximately 558,000 active distributors), the fluctuation in the overall payout is relatively small. The overall payout averages from 41% to 43% of global product sales. Sales materials and starter kits are not subject to distributor incentives. In addition, sales to the Company’s North American privately-held affiliates (the “North American Affiliates”) were not subject to distributor incentives prior to being acquired by the Company in 1999.

        Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, travel, promotion and advertising including costs of distributor conventions which are expensed in the period in which they are incurred, research and development, professional fees and other operating expenses. (See Note 2 of the Company’s Consolidated Financial

Statements for a description of significant accounting policies including implementation of SFAS 142, Goodwill and Other Intangible Assets.)

        Provision for income taxes depends on the statutory tax rates in each of the countries in which the Company operates. For example, statutory tax rates are 16.0% in Hong Kong, 25.0% in Taiwan, 30.8% in South Korea and 46.3% in Japan. The Company is subject to taxation in the United States at a statutory corporate federal tax rate of 35.0%. However, the Company receives foreign tax credits in the United States for the amount of foreign taxes actually paid in a given period, which are utilized to reduce taxes in the United States to the extent allowed.

        In March 1999, NSI terminated its distribution license and various other license agreements and other intercompany agreements with Nu Skin USA, Inc. (“Nu Skin USA”) and paid Nu Skin USA a termination fee. Also, in March 1999, through a newly formed wholly-owned subsidiary, the Company acquired selected assets of Nu Skin USA in exchange for assuming various accounts payable of Nu Skin USA. In May 1999, the Company completed the acquisition of its affiliates in Canada, Mexico and Guatemala. In July 1999, the Company completed the acquisition of Big Planet, Inc. (“Big Planet”).

Critical Accounting Policies

        For a complete review of the Company’s significant accounting policies and new accounting pronouncements that may impact the Company’s results refer to Note 2 of the Company’s Consolidated Financial Statements. Of these policies, the most critical to management are the recognition of revenue, accounting for the impact of foreign currencies and accounting for income taxes. In each of these areas management makes estimates based on historical results, current trends and future projections. Revenue recognition policies were explained above. The Company operates in 34 countries and generates the majority of its revenue and income in foreign currencies in international markets. Consequently, fluctuations in foreign currencies, particularly the Japanese yen, will have a significant impact on reported results. The Company believes that it applies appropriate financial standards in its consolidation process to properly account for such fluctuations. In addition, the Company pays income taxes in many foreign jurisdictions based on the profits realized in such jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process and the Company records such tax obligations in accordance with appropriate accounting standards as explained in the Notes to the Company’s Consolidated Financial Statements.

Results of Operations

        The following tables set forth operating results and operating results as a percentage of revenue, respectively, for the periods indicated.

	Year Ended December 31,
	1999	2000	2001
	(U.S. dollars in millions)
Revenue	$ 894.3	$ 879.8	$ 885.6
Cost of sales	151.7	149.4	178.1
Gross profit	742.6	730.4	707.5
Operating expenses:
Distributor incentives	347.0	345.3	347.4
Selling, general and administrative	265.8	294.7	288.6
Total operating expenses	612.8	640.0	636.0
Operating income	129.8	90.4	71.5
Other income (expense), net	(1.4)	6.0	8.4
Income before provision for income taxes	128.4	96.4	79.9
Provision for income taxes	41.7	34.7	29.6
Net income	$ 86.7	$ 61.7	$ 50.3
	––––––––	––––––––	––––––––

	Year Ended December 31,
	1999	2000	2001
Revenue	100.0%	100.0%	100.0%
Cost of sales	17.0	17.0	20.1
Gross profit	83.0	83.0	79.9
Operating expenses:
Distributor incentives	38.8	39.2	39.2
Selling, general and administrative	29.7	33.5	32.6
Total operating expenses	68.5	72.7	71.8
Operating income	14.5	10.3	8.1
Other income (expense), net	(.1)	..7	..9
Income before provision for income taxes	14.4	11.0	9.0
Provision for income taxes	4.7	4.0	3.3
Net income	9.7%	7.0%	5.7%
	––––––––	––––––––	––––––––

2001 Compared to 2000

        Revenue in 2001 increased 0.7% to $885.6 million from $879.8 million in 2000 primarily due to the growth in the Southeast Asia region and increased revenue from the PEO business in the United States. Revenue and revenue growth in 2001 were negatively impacted by a weakening of foreign currencies. In local currency, the Company experienced constant currency growth of 9.4% for 2001 compared to the prior year.

        Revenue in North Asia decreased 5.4% to $553.9 million in 2001 from $585.4 million in 2000. The decrease in revenue was due to revenue in Japan decreasing 8.3% to $508.1 million in 2001 from $554.2 million in 2000. This decrease is directly attributable to a 12.7% weakening in the Japanese yen for 2001 compared to the prior year. In local currency, revenue in Japan increased 3.3% in 2001. Over the Company’s nine year history in Japan, the economy of Japan has been stagnant. While such economic times may benefit recruitment of new distributors, more severe economic challenges can negatively impact overall revenue. In 2001, the strength of key Nu Skin and Pharmanex products launched as well as the successful promotion of the automatic repurchasing programs and the initiation of personalized web sites for distributors drove growth in Japan. The decline in revenue in Japan in U.S. dollar terms was partially offset by an increase in revenue in South Korea of 46.8% to $45.8 million in 2001 from $31.2 million in 2000. In local currency, revenue in South Korea was 67.4% higher in 2001 compared to the prior year. The continued revenue growth in South Korea in U.S. dollars and local currency is attributed primarily to an improving economy as well as a rebound in the direct selling industry as a whole in South Korea. In addition, the Company successfully launched several new products and successfully promoted the Company’s automatic repurchasing program.

        Revenue in Southeast Asia increased 25.8% to $150.3 million in 2001 from $119.5 million in 2000. In local currency, revenue in Southeast Asia increased 32.5% in 2001 compared to the prior year. The increase in revenue resulted primarily from a full year of operations in Singapore, which generated $34.6 million in 2001 compared to $1.0 million in 2000 following the opening of the Company’s operations in Singapore in December 2000, as well as the commencement of operations in Malaysia in November 2001, which generated an additional $5.0 million in revenue. Success in Singapore and Malaysia has also contributed to modest growth in other markets in the Southeast Asia region, such as Hong Kong, Thailand and Australia. These increases, however, were somewhat offset by the results in Taiwan, which decreased 15.8% to $70.2 million in 2001 from $83.4 million in 2000. In local currency, revenue in Taiwan decreased 8.9% in 2001 from the prior year. Local currency revenue in Taiwan increased 5.1% during the second quarter of 2001 compared to the first quarter of 2001, due in part to seasonal trends, decreased 1.3% from the second quarter of 2001 to the third quarter of 2001 and increased 2.3% from the third quarter of 2001 to the fourth quarter of 2001 due in part to seasonal trends. While the Company’s operations in Taiwan continue to be impacted by increased competition, economic pressures and an overall maturity of direct selling in that market, management believes that sequential quarterly revenue totals indicate an overall stabilization of operations in Taiwan.

        Revenue in North America, consisting of the United States and Canada, remained nearly constant at $155.9 million in 2001 compared to $155.8 million in 2000. Revenue in the United States increased 0.2% to $149.0 million in 2001 from $148.6 million in the prior year. Revenue in the United States in 2001 includes an additional $16.6 million of revenue generated from the PEO over the prior year. The Company has incubated the PEO service with a view of possibly launching the service through its distributor networks at some point in the future. The Company currently has no intention to launch the PEO service through its distributors at this time. In addition, the international convention held in the United States in February 2001 generated approximately $5.0 million in revenue from sales to international distributors attending the convention. More than offsetting this additional revenue in the United States, revenue from the Company’s core business in the United States was negatively impacted by distributor uncertainty relating to the Company’s divisional strategies and the decreased focus on unprofitable products such as the free iPhone promotion and certain iLink telecommunications products. In addition, the changes made by the Company to address these concerns were announced in early September of 2001, just prior to the tragic events of September 11, 2001, which delayed the impact of the announced changes.

        Revenue in the Company’s other markets, which include its European and Latin American operations, increased 33.5% to $25.5 million in 2001 from $19.1 million in 2000. This increase in revenue is due to a 38.0% increase in revenue in Europe in U.S. dollars compared to the prior year. In local currency, revenue in Europe increased approximately 42.0% during 2001 compared to the prior year.

        Gross profit as a percentage of revenue decreased to 79.9% in 2001 compared to 83.0% in 2000. The decrease in gross profit percentage resulted primarily from the weakening of the Japanese yen and other currencies relative to the U.S. dollar, which negatively impacted margins by 1.4%, and the increased revenue relating to the PEO, which carries significantly lower gross margins than the Company’s other products and negatively impacted margins by 2.1%. These factors were partially offset by 0.4% gross margin improvement in core Nu Skin and Pharmanex products. The Company purchases a significant majority of its goods in U.S. dollars and recognizes revenue in local currencies. Consequently, the Company is subject to exchange rate risks in its gross margins.

        Distributor incentives as a percentage of revenue remained constant at 39.2% in 2001 and 2000. Distributor incentives increased 0.6% to $347.5 million in 2001 from $345.3 million in 2000 as a result of the slight revenue increase in 2001. Prior to 2000, the Company restructured a portion of its compensation plan for distributors, adding short-term incentives designed to attract new distributor leaders. Management believes these changes in the compensation plan have helped to strengthen the Company’s active and executive distributors, which have increased to 558,000 and 24,800 in 2001 from 497,000 and 21,400 in 2000, respectively.

         Selling, general and administrative expenses as a percentage of revenue decreased to 32.6% in 2001 from 33.5% in 2000. Selling, general and administrative expenses decreased to $288.6 million in 2001 from $294.7 million in 2000. The decreases resulted primarily from a weaker Japanese yen in 2001 as well as the Company’s cost-saving initiatives including reductions in headcount and occupancy costs. Offsetting these lower expenses were the costs incurred during the first quarter in 2001 for the Company’s international distributor convention in the United States which added approximately $5.0 million in selling, general and administrative expenses. The international convention is held every 18 months and accordingly, year 2000 results did not include convention expenses.

         Other income (expense), net increased $2.4 million in 2001 compared to the prior year. This increase related primarily to a $2.3 million gain from the sale of an interest in the Company’s Malaysian subsidiary.

          Provision for income taxes decreased to $29.6 million in 2001 from $34.7 million in 2000. This decrease was largely due to a decrease in operating income as compared to the prior year, offset by an increase in the effective tax rate from 36.0% in 2000 to 37.0% in 2001.

         Net income decreased to $50.3 million in 2001 from $61.7 million in 2000. Net income decreased primarily because of the factors noted above in “gross profit” and “distributor incentives” and was somewhat offset by the factors noted in “revenue,” “selling, general and administrative,” “other income (expense), net” and “provision for income taxes” above.

2000 Compared to 1999

        Revenue in 2000 decreased 1.6% to $879.8 million from $894.3 million in 1999. The decrease in revenue was due to lower revenue results in Japan and Taiwan, which was partially offset by increased revenue in the United States from the operations of Big Planet, as discussed below. Fluctuations in foreign currency exchange rates positively impacted revenue in 2000 by approximately 4.0%.

        Revenue in North Asia decreased 5.5% to $585.4 million compared to $619.3 million in 1999. This decrease in revenue was due to revenue in Japan decreasing 8.0% to $554.2 million in 2000 from $602.4 million in 1999. In local currency terms, revenue in Japan was 12.5% lower in 2000 versus the prior year. The decrease in revenue in Japan was largely due to challenges with distributor productivity and competition faced by the Company in 1999 and early in the year 2000. In addition, economic uncertainty in Japan negatively impacted revenue. In 2000, the Company undertook several initiatives to help stabilize revenue in Japan, including the launch of the Pharmanex business opportunity for distributors early in the year, increased focus on its automatic delivery program and the launch of the Pharmanex web site product (ePharmanex) late in the year and other initiatives. The overall decline in revenue in Japan in 2000 was somewhat offset by an increase in revenue in South Korea of 84.6% to $31.2 million in 2000 from $16.9 million in 1999. The revenue increase in South Korea was primarily due to significant new product launches in 2000 including Pharmanex’s weight management products and Nu Skin 180º, as well as an overall increase in the number of executive level distributors.

        Revenue in Southeast Asia totaled $119.5 million in 2000, down from revenue of $140.1 million in 1999, a decrease of $20.6 million or 14.7%. This decline in revenue was primarily a result of revenue in Taiwan decreasing 19.5% to $83.4 million in 2000 from $103.6 million in 1999. The Company’s operations in Taiwan were adversely affected by increased competition and an overall decline in sales in the direct selling industry in Taiwan, which management believes is largely due to economic concerns throughout Southeast Asia. In addition, direct selling as a distribution channel has significantly penetrated the Taiwanese market. The revenue decline in Southeast Asia was partially offset by the opening of the market in Singapore which generated $1.0 million in revenue in one month of operation in 2000. In addition, the revenue from the Company’s retail operations opened in China in 2000 was $1.2 million. Other markets in the region such as Hong Kong, Thailand, the Philippines, Australia and New Zealand were slightly down in 2000 versus 1999 due largely to economic uncertainty in the region as well as negative foreign currency impact for the year.

        Revenue in North America, consisting of the United States and Canada, increased 32.1% to $155.8 million in 2000, from $117.9 million in 1999. This increase in revenue is due to the inclusion of a full year of operations of Big Planet following its acquisition in July 1999 as well as a full year of operations of the Company’s North America sales operations following the termination of the license agreements in March 1999. Revenue in the Big Planet division increased $32.9 million due to the timing of the acquisition as well as growth within Big Planet in the year 2000. In addition, revenue in North America, exclusive of Big Planet, increased by $5.0 million due to a full year of revenue from sales to distributors in North America during 2000, following the early 1999 acquisitions. Revenue in the United States decreased sequentially during the last two quarters of the year primarily as a result of the termination of Big Planet’s iPhone giveaway and weaker than anticipated sales during the fourth quarter holiday season. The Company made the strategic decision to terminate the iPhone giveaway in order to improve operating profits.

         Revenue in the Company’s other markets, which include its European, Latin American and Brazilian operations, increased 12.6% to $19.1 million in 2000. This increase was largely due to a 35% increase in local currency revenue in Europe, more than making up for the negative currency impact experienced in Europe in 2000 from 1999.

         Gross profit as a percentage of revenue remained constant at 83.0% in 2000 and 1999. The Company’s gross margin in 2000 was positively impacted by the strengthening of the Japanese yen and other Asian currencies relative to the U.S. dollar, higher margin sales to distributors in the United States following the termination of the Company’s license agreement with Nu Skin USA, increased local manufacturing efforts and reduced duty rates. The Company purchases a significant majority of goods in U.S. dollars and recognizes revenue in local currencies. Consequently, the Company is subject to exchange rate risks in its gross margins. This positive impact was offset by the overall growth in revenue from Big Planet in 2000, which includes revenue from lower margin technology products and services.

         Distributor incentives as a percentage of revenue increased to 39.2% in 2000 from 38.8% in 1999. The primary reason for the increase in 2000 was the termination of the Company’s license agreement with Nu Skin USA, which resulted in the Company beginning to sell products directly to distributors in the United States and paying the requisite commissions related to those sales. In addition, the Company has enhanced its compensation plan for distributors, adding short-term incentives for emerging distributor leaders. This resulted in a slight increase in distributor incentives.

         Selling, general and administrative expenses as a percentage of revenue increased to 33.5% in 2000 from 29.7% in 1999. In U.S. dollar terms, selling, general and administrative expenses increased to $294.7 million in 2000 from $265.8 million in 1999. This increase of $28.9 million was due primarily to an additional $18.3 million of selling, general and administrative expenses related to the assumed operations of Big Planet for a full year in 2000 compared to selling, general and administrative expenses from Big Planet following its acquisition in mid-1999. In addition, the Company incurred an incremental $6.7 million of overhead expenses during 2000 compared to 1999 for operations in North America following the acquisition of certain assets from Nu Skin USA in March 1999 and the North American Affiliates in May 1999. Selling, general and administrative expenses also increased due to a stronger Japanese yen in 2000. On a local currency basis, selling, general and administrative expenses in foreign markets declined slightly in 2000 from 1999, but due to a stronger Japanese yen, the U.S. dollar amount of such expenses increased by $4.0 million.

        Other income (expense), net increased $7.4 million in 2000 compared to the prior year primarily as a result of the foreign currency gains resulting from favorable exchange rate fluctuations between the U.S. dollar and the Japanese yen within the Company’s currency hedging program. In addition, the Company’s interest expense decreased by approximately $1.0 million relating to the Company’s pay down of its long-term debt.

        Provision for income taxes decreased to $34.7 million in 2000 from $41.7 million in 1999. This decrease is primarily related to lower income earned in 2000 versus 1999, which was somewhat offset by the lower effective tax rate of 32.5% in 1999 versus 36.0% in 2000. The lower effective tax rate in 1999 was due to the improved ability to utilize foreign tax credits as a result of the Company’s global tax restructuring plans in that period.

        Net income decreased to $61.7 million in 2000 from $86.7 million in 1999. Net income decreased primarily because of the factors noted above in “revenue,” “distributor incentives” and “selling, general and administrative” and was somewhat offset by the factors noted in “other income (expense), net” and “provision for income taxes” above.

Liquidity and Capital Resources

        Historically, the Company’s principal needs for funds have been for operating expenses including distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of operations in new markets. The Company has generally relied on cash flow from operations to meet its cash needs and business objectives without incurring long-term debt to fund operating activities.

        The Company typically generates positive cash flow from operations due to favorable gross margins, the variable nature of distributor incentives which comprise a significant percentage of operating expenses and minimal capital requirements. The Company generated $74.4 million in cash from operations in 2001 compared to $43.4 million in 2000. This increase in cash generated from operations in 2001 compared to the prior-year period is primarily related to reduced taxes paid in 2001 versus 2000, in part, due to the utilization of foreign tax credits, somewhat offset by lower net income in 2001.

        As of December 31, 2001, working capital was $152.5 million compared to $122.8 million as of December 31, 2000. Cash and cash equivalents at December 31, 2001 and 2000 were $75.9 million and $64.0 million, respectively. In addition to factors such as capital expenditures, dividends and stock repurchases, the Company’s U.S. dollar reported cash position was negatively impacted during 2001 by the strength of the U.S. dollar relative to other currencies, particularly the Japanese yen. In 2000, cash and cash equivalents were negatively impacted by a net debt payment of $55.7 million. The subsequent refinancing in 2000 of the Company’s existing credit facility, as described below, positively impacted the Company’s working capital in 2000 and 2001.

        Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $15.1 million for the year ended December 31, 2001. In addition, the Company anticipates capital expenditures in 2002 of approximately $21.0 million to further enhance its infrastructure, including enhancements to computer systems and Internet related software in order to expand the Company’s Internet capabilities, as well as further expansion of the Company’s retail stores and related infrastructure in China.

        On October 12, 2000, the Company refinanced the $87.1 million balance of its existing credit facility with the proceeds of a private placement of 9.7 billion Japanese yen of ten-year senior notes (the “Notes”) to The Prudential Insurance Company of America. The Notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning October 2004. As of December 31, 2001, the outstanding balance on the Notes was 9.7 billion Japanese yen, or $73.7 million.

        On May 10, 2001, the Company entered into a $60.0 million revolving credit agreement (the “Revolving Credit Facility”) with Bank of America, N.A. and Bank One, N.A. for which Bank of America, N.A. acted as agent. The proceeds may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. There were no outstanding balances relating to the Revolving Credit Facility as of December 31, 2001. The Revolving Credit Facility is reduced to $45.0 million on May 10, 2002, and is further reduced to $30.0 million on May 10, 2003. The Revolving Credit Facility is set to expire on May 10, 2004.

        Since August 1998, the board of directors has authorized the Company to repurchase up to $70.0 million of the Company’s outstanding shares of Class A common stock. The repurchases are used primarily to fund the Company’s equity incentive plans. During the years ended December 31, 2001 and 2000, the Company repurchased approximately 2.5 million and 1.9 million shares of Class A common stock for an aggregate price of approximately $18.1 million and $12.8 million, respectively. As of December 31, 2001, the Company had repurchased a total of approximately 6.7 million shares of Class A common stock for an aggregate price of approximately $59.0 million.

        During each quarter of 2001, the board of directors declared cash dividends of $0.05 per share for all classes of common stock. These quarterly cash dividends totaled approximately $16.4 million and were paid during 2001 to stockholders of record in 2001. In addition, the Company anticipates that the board of directors will continue to declare quarterly cash dividends in 2002. On February 8, 2002, the board of directors increased the dividend to be paid during the first quarter of 2002 to $0.06 per share for all classes of common stock. Management believes that cash flows from operations will be sufficient to fund continued dividend payments.

        The Company had related party payables of $7.1 million and $9.0 million at December 31, 2001 and 2000, respectively. In addition, the Company had related party receivables of $13.0 million and $13.2 million, respectively, at those dates. These balances are largely related to the Big Planet Acquisition and the Nu Skin USA transactions completed during 1999 as well as a $6.4 million loan to a significant stockholder, partly collateralized by Company stock. For a further discussion of related party transactions see Note 5 to the Company’s Consolidated Financial Statements.

        Management considers the Company to be sufficiently liquid to be able to meet its obligations on both a short and long-term basis. Management currently believes existing cash balances together with future cash flows from operations will be adequate to fund cash needs relating to the implementation of the Company’s strategic plans. The majority of the Company’s expenses are variable in nature and as such, a potential reduction in the level of revenue would reduce the Company’s cash flow needs. However, in the event that the Company’s current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet its obligations or strategic needs, the Company would consider raising additional funds in the capital or equity markets or to restructure its current debt obligations. Additionally, the Company would consider realigning its strategic plans including a reduction in capital spending and a reduction in the level of stock repurchases or dividend payments.

        The SEC has encouraged all public companies to aggregate all contractual commitments and commercial obligations that affect financial condition and liquidity as of December 31, 2001. To respond to this, the Company has included the following table. Payments due by period for contractual obligations are as follows (U.S. dollars in thousands):

After 5
	Total	0-3 Years	4-5 Years	Years

Long-term debt	$ 73,718	$ 10,531	$ 21,062	$ 42,125
Capital lease obligations	Nil	Nil	Nil	Nil
Operating leases (1)	36,988	16,543	5,434	15,011
Unconditional purchase obligations (2)	n/a	n/a	n/a	n/a
Other long-term obligations(2)	n/a	n/a	n/a	n/a
Total contractual cash obligations	$ 110,706	$ 27,074	$ 26,496	$ 57,136
	––––––––––––	––––––––––––	––––––––––––	––––––––––––

(1)	Operating leases includes corporate office and warehouse space with two related party entities which totaled $3.3 million for the year ended December 31, 2001 and is $19.8 million of the total operating lease commitment.

(2)	The Company enters into ordinary purchase, supply and consulting or other contracts as part of its ongoing operations. As of December 31, 2001, there were no material unconditional purchase obligations or other long-term obligations.

Seasonality

         In addition to general economic factors, the direct selling industry is impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on such quarter. Management believes that direct selling in Japan, the United States and Europe is also generally negatively impacted during the month of August, which is in the Company's third quarter, when many individuals, including the Company's distributors, traditionally take vacations.

Distributor Information

         The following table provides information concerning the number of active and executive distributors as of the dates indicated. Active distributors are those distributors who were resident in the countries in which the Company operated and purchased products during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required monthly personal and group sales volumes.

	As of December 31, 1999		As of December 31, 2000		As of December 31, 2001
	Active	Executive	Active	Executive	Active	Executive
North Asia	311,000	14,601	301,000	14,968	319,000	16,891
North America	70,000	2,547	74,000	2,632	76,000	2,419
Southeast Asia	113,000	3,419	100,000	3,044	137,000	4,540
Other Markets	16,000	438	22,000	737	26,000	989
Total	510,000	21,005	497,000	21,381	558,000	24,839
	——————	——————	——————	——————	——————	——————

Quarterly Results

         The following table sets forth certain unaudited quarterly data for the periods shown.

	2000				2001
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(U.S. dollars in millions, except per share amounts)
Revenue	$ 213.6	$ 227.0	$ 215.6	$ 223.6	$ 210.2	$ 218.6	$ 224.2	$ 232.6
Gross profit	179.3	188.4	178.7	184.0	167.7	175.3	178.3	186.2
Operating income	21.5	25.3	23.9	19.7	13.0	20.2	19.7	18.6
Net income	14.9	15.7	15.0	16.2	12.6	11.6	12.5	13.6
Net income per share:
Basic	0.17	0.18	0.18	0.19	0.15	0.14	0.15	0.16
Diluted	0.17	0.18	0.18	0.19	0.15	0.14	0.15	0.16

Currency Risk and Exchange Rate Information

        A majority of the Company’s revenue and many of the Company’s expenses are recognized primarily outside of the United States except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. Each subsidiary’s local currency is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, the Company’s reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. In early 2002, the yen depreciated in value relative to the U.S. dollar. If such relative values of the yen continue throughout 2002, the Company’s reported revenue and earnings will be negatively impacted.

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

        As of January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS 133 did not have a significant impact on the Company’s Consolidated Financial Statements. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. The Company’s foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of December 31, 2001, the Company had $55.0 million of such contracts with expiration dates from January 2002 to September 2002. All such contracts were denominated in Japanese yen. For the year ended December 31, 2001, the Company recorded $7.6 million of gains in operating income, and $8.8 million in other comprehensive income related to its forward contracts. Based on the Company’s foreign exchange contracts at December 31, 2001, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against such contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures of the Company.

        Following are the weighted average currency exchange rates of US $1 into local currency for each of the Company’s international or foreign markets in which revenue exceeded US $5.0 million for at least one of the quarters listed:

	1999				2000				2001
	1st	2nd	3rd	4th	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Japan(1)	116.8	120.8	112.4	104.1	107.1	106.7	107.7	110.1	118.3	122.6	121.5	123.8
Taiwan	32.6	32.7	32.0	31.7	30.8	30.6	31.1	32.4	32.5	33.4	34.6	34.5
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	1,197.6	1,189.4	1,195.2	1,170.9	1,124.8	1,115.6	1,115.4	1,165.0	1,272.5	1,305.5	1,291.6	1,287.1
Singapore (2)	–	–	–	–	–	–	–	–	1.7	1.8	1.8	1.8

(1)	As of March 1, 2002 the exchange rate of US $1 into the Japanese yen was approximately 133.6.
(2)	The Company commenced operations in Singapore during the fourth quarter of 2000.

Note Regarding Forward-Looking Statements

         Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” which reflect the Company's current expectations and beliefs as of the date of this Report including, but not limited to:

•	the belief that operations in Taiwan have stabilized;

•	the belief that changes in the Company's compensation plan have helped strengthen the Company's active and executive distributors;

•	the Company's belief that existing cash and future cash flow will be adequate to fund cash needs;

•	the Company’s belief that the capital or equity markets would provide funding on comparable terms to existing debt or even provide funding at all in the event of the Company needing to raise capital;

•	the expectation the Company will spend approximately $21 million for capital expenditures during 2002; and

•	the anticipation that cash will be sufficient to pay future dividends and that the Board of Directors will continue to declare dividends in 2002.

         In addition, the words or phrases, "will likely result," "expects," "anticipates," "will continue," "intends," "plans," "believes," "the Company or management believes," and similar expressions are intended to help identify forward-looking statements. The Company wishes to caution readers that the risks and uncertainties described below and the risks and factors described herein and in "Item 1 - Business -- Risk Factors" contain a more detailed discussion of the risks and uncertainties related to the Company's business) could cause the Company's actual results and outcomes to differ materially from those discussed or anticipated. The Company assumes no obligation to update these forward-looking statements to reflect new events or any changes in its beliefs or expectations. Important factors, risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, those described below.

a.	The Taiwanese market is still subject to various adverse conditions, including economic challenges, high degree of competition in the direct sales industry, and an overall decline in the direct sales industry, all of which could continue to adversely affect anticipated results in this market.

b.	Because a majority of the Company’s sales are generated from Japan, significant variations in operating results and liquidity could be caused by various factors, including, continued weakness in the Japanese yen, any increased competition in Japan or any worsening of economic conditions in Japan.

c.	The Company’s results and cash position could also be negatively impacted by higher than anticipated expenses associated with the Company’s promotional expenses including its continued Olympic sponsorship, its international convention planned for 2002 or the launch of planned products and initiatives, in particular those relating to technology, and any unanticipated expenses.

d.	The ability of the Company to retain its key and executive level distributors. The Company’s operating results could be adversely affected if existing and new initiatives and products do not generate sufficient economic incentive to retain its existing distributors or to sponsor new distributors on a sustained basis.

e.	The Company experienced growth in revenue in 2001 through the opening of markets in Singapore and Malaysia. There can be no assurance that these markets will continue to grow or that the Company will be able to generate revenue in 2002 or future years through the opening of other new markets.

f.	Risks associated with the Company’s new product offerings and initiatives planned for 2002 and future years could also adversely affect results, including:

•	the risk that such products will not gain market acceptance or meet the Company's expectations,

•	the risk that sales from such product offerings could reduce sales of existing products and not generate significant incremental revenue growth or help increase distributor numbers and productivity, or

•	technological problems or any legal or regulatory restrictions that might delay or prevent the Company from offering its new products into all of its markets or limit the ability of the Comapny to effectively market such products.

g.	Uncertainties regarding regulatory risks associated with the Company’s business and product offerings, including any restrictions or challenges to the Company’s products or marketing activities.

h.	The Company's operations could also be affected by the following risks:

•	adverse business or political conditions, particularly given recent global events,

•	competitive pressures and the maturity of the direct sales channel in certain of the Company's markets,

•	adverse publicity concerning the Company's business, products or industry, including recent adverse press regarding the use of nutritional supplements by athletes, or

•	current restrictions on direct selling activities in China.

ITEM 7A.	MANAGEMENT'S QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in the Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Currency Risk and Exchange Rate Information” and Note 15 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements. Set forth below is the index to the Financial Statements included in this Item 8:

Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands, except share amounts)

	December 31,
	2000	2001
ASSETS
Current assets
Cash and cash equivalents	$ 63,996	$ 75,923
Accounts receivable	18,191	19,318
Related parties receivable	13,176	12,961
Inventories, net	82,015	84,255
Prepaid expenses and other	44,513	45,404
	221,891	237,861

Property and equipment, net	60,562	57,355
Other assets, net	308,350	287,136
Total assets	$ 590,803	$ 582,352
	–––––––––––––	–––––––––––––

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 15,837	$ 14,733
Accrued expenses	74,199	63,493
Related parties payable	9,020	7,122
	99,056	85,348

Long-term debt	84,884	73,718
Other liabilities	40,130	43,396
Total liabilities	224,070	202,462

Stockholders' equity
Class A common stock - 500,000,000 shares authorized,
$.001 par value, 31,338,676 and 33,615,230 shares
issued and outstanding	31	33
Class B common stock - 100,000,000 shares authorized,
$.001 par value, 53,408,951 and 48,849,040 shares
issued and outstanding	54	49
Additional paid-in capital	106,284	88,953
Accumulated other comprehensive income	(45,347)	(49,485)
Retained earnings	306,458	340,340
Deferred compensation	(747)	—
	366,733	379,890
Total liabilities and stockholders' equity	$ 590,803	$ 582,352
	–––––––––––––	–––––––––––––

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	1999	2000	2001

Revenue	$ 894,249	$ 879,758	$ 885,621
Cost of sales	151,681	149,342	178,083

Gross profit	742,568	730,416	707,538

Operating expenses:
Distributor incentives	346,951	345,259	347,452
Selling, general and administrative	265,770	294,744	288,605

Total operating expenses	612,721	640,003	636,057

Operating income	129,847	90,413	71,481
Other income (expense), net	(1,411)	5,993	8,380

Income before provision for income taxes	128,436	96,406	79,861
Provision for income taxes (Note 13)	41,742	34,706	29,548

Net income	$ 86,694	$ 61,700	$ 50,313
	––––––––––––	––––––––––––	––––––––––––

Net income per share (Note 2):
Basic	$ 1.00	$ ..72	$ ..60
Diluted	$ ..99	$ ..72	$ ..60
Weighted average common shares outstanding (000s):
Basic	87,081	85,401	83,472
Diluted	87,893	85,642	83,915

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders' Equity
(U.S. dollars in thousands, except share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Deferred Compensation	Total Stockholders' Equity

Balance at January 1, 1999	$ 34	$ 55	$ 146,781	$ (43,604)	$ 158,064	$ (6,688)	$ 254,642

Net income	—	—	—	—	86,694	—	86,694
Foreign currency translation adjustments	—	—	—	(4,616)	—	—	(4,616)
Total comprehensive income							82,078
Repurchase of 1,985,000 shares of Class A common stock (Note 11)	(2)	—	(26,860)	—	—	—	(26,862)
Amortization of deferred compensation	—	—	—	—	—	3,692	3,692
Termination of Nu Skin USA license fee (Note 3)	—	—	(6,444)	—	—	(650)	(7,094)
Issuance of employee stock awards and options	—	—	3,252	—	—	(3,252)	—
Exercise of distributor and employee stock options	—	—	2,923	—	—	—	2,923
Balance at December 31, 1999	32	55	119,652	(48,220)	244,758	(6,898)	309,379

Net income	—	—	—	—	61,700	—	61,700
Foreign currency translation adjustments	—	—	—	2,873	—	—	2,873
Total comprehensive income							64,573
Repurchase of 1,893,000 shares of Class A common stock (Note 11)	(2)	—	(12,763)	—	—	—	(12,765)
Conversion of shares	1	(1)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	5,252	5,252
Exercise of distributor and employee stock options	—	—	294	—	—	—	294
Forfeiture of employee stock awards and options	—	—	(899)	—	—	899	—
Balance at December 31, 2000	31	54	106,284	(45,347)	306,458	(747)	366,733

Net income	—	—	—	—	50,313	—	50,313
Foreign currency translation adjustments	—	—	—	(8,298)	—	—	(8,298)
Net unrealized gains on foreign currency cash flow hedges	—	—	—	8,776	—	—	8,776
Net gain reclassified into current earnings	—	—	—	(4,616)	—	—	(4,616)
Total comprehensive income							46,175
Repurchase of 2,491,000 shares of Class A common stock (Note 11)	(3)	—	(18,136)	—	—	—	(18,139)
Conversion of shares	5	(5)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	747	747
Exercise of distributor and employee stock options	—	—	805	—	—	—	805
Dividends	—	—	—	—	(16,431)	—	(16,431)
Balance at December 31, 2001	$ 33	$ 49	$ 88,953	$ (49,485)	$ 340,340	$ —	$ 379,890
	––––––––	––––––––	–––––––––	––––––––––	–––––––––––	––––––––––––	–––––––––––

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net income	$ 86,694	$ 61,700	$ 50,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,515	32,350	31,679
Amortization of deferred compensation	3,692	5,252	747
Gain on sale	—	—	(2,328)
Changes in operating assets and liabilities:
Accounts receivable	(3,776)	(31)	(1,127)
Related parties receivable	(4,441)	3,248	215
Inventories, net	(2,133)	3,736	(2,240)
Prepaid expenses and other	1,033	7,875	(891)
Other assets, net	(57,169)	(21,400)	8,491
Accounts payable	4,068	(6,848)	(1,104)
Accrued expenses	(40,868)	(40,492)	(10,706)
Related parties payable	448	(6,039)	(1,898)
Other liabilities	13,236	4,037	3,266

Net cash provided by operating activities	30,299	43,388	74,417

Cash flows from investing activities:
Purchase of property and equipment	(29,719)	(23,030)	(15,126)
Purchase of Big Planet, net of cash acquired (Note 4)	(13,571)	—	—
Payments for lease deposits	(2,206)	(195)	—
Receipt of refundable lease deposits	1,508	255	—

Net cash used in investing activities	(43,988)	(22,970)	(15,126)

Cash flows from financing activities:
Payments on long-term debt	(14,545)	(142,821)	—
Dividends	—	—	(16,431)
Termination of Nu Skin USA license fee (Note 3)	(10,000)	—	—
Payment to stockholders under the NSI Acquisition (Note 5)	(25,000)	—	—
Proceeds from long-term debt	—	90,000	—
Repurchase of shares of common stock	(26,862)	(12,765)	(18,139)
Exercise of distributor and employee stock options	2,923	294	805

Net cash used in financing activities	(73,484)	(65,292)	(33,765)

Effect of exchange rate changes on cash	8,508	(1,292)	(13,599)

Net increase (decrease) in cash and cash equivalents	(78,665)	(46,166)	11,927

Cash and cash equivalents, beginning of period	188,827	110,162	63,996

Cash and cash equivalents, end of period	$ 110,162	$ 63,996	$ 75,923
	––––––––––	––––––––––	–––––––––

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

1.         The Company

        Nu Skin Enterprises, Inc. (the “Company”) is a leading, global, direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements. The Company also distributes technology and telecommunications products and services. The Company’s operations are divided into four segments: North Asia, which consists of Japan and South Korea; North America, which consists of the United States and Canada; Southeast Asia, which consists of Australia, Hong Kong (including Macau), Malaysia, New Zealand, the PRC (China), the Philippines, Singapore, Taiwan and Thailand; and Other Markets, which consists of the Company’s markets in Brazil, Europe, Guatemala and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

         As discussed in Note 3, on March 8, 1999, Nu Skin International, Inc. ("NSI") a subsidiary of the Company, terminated its distribution license and various other license agreements and other intercompany agreements with Nu Skin USA, Inc. ("Nu Skin USA"). Also in March 1999, through a newly formed wholly-owned subsidiary, the Company acquired selected assets of Nu Skin USA. In May 1999, the Company acquired Nu Skin Canada, Inc., Nu Skin Mexico, Inc. and Nu Skin Guatemala, Inc. (collectively, the "North American Affiliates").

        As discussed in Note 4, the Company completed the Big Planet Acquisition on July 13, 1999, which enabled the Company to provide marketing and distribution of technology-based products and services.

2.         Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

        The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include reserves for product returns, obsolete inventory and taxes. Actual results could differ from these estimates.

Cash and cash equivalents

        Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.

Inventories

        Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method. The Company had reserves for obsolete inventory totaling $7.2 million, $2.8 million and $6.7 million as of December 31, 1999, 2000 and 2001, respectively.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

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

Other assets

        Other assets consist primarily of deferred tax assets, deposits for noncancelable operating leases, distribution rights, goodwill and long-term intangibles. The goodwill and intangible assets and distribution rights have been amortized on a straight-line basis over their estimated useful lives ranging from 4 to 20 years. The Company assesses the recoverability of long-lived assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows attributable to the assets.

        In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002.

        As of January 1, 2002, the Company expects to have unamortized goodwill in the amount of approximately $112.8 million, and unamortized identifiable intangible assets in the amount of approximately $38.6 million. Amortization expense related to the unamortized goodwill and unamortized identifiable intangible assets was $9.7 million for the year ended December 31, 2001. Any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. The Company has made a preliminary estimate of the impact of SFAS 141 and 142 and has determined that SFAS 141 and 142 will not have a significant effect from impairment on its financial statements.

Revenue recognition

        Revenue is recognized when products are shipped, which is when title passes to independent distributors who are the Company’s customers. A reserve for product returns is accrued based on historical experience. The Company generally requires cash or credit card payment at the point of sale. The Company has determined that no allowance for doubtful accounts is necessary. Amounts received

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

prior to shipment and title passage to distributors are recorded as deferred revenue. In addition, the Company operates a professional employer organization (“PEO”) that outsources personnel and benefits to small businesses in the United States. Revenue for the PEO consists of service fees paid by its clients. Cost of sales for the PEO includes the direct costs (such as salaries, wages and other benefits) associated with the worksite employees.

        In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The implementation of SAB 101 did not significantly impact the Company’s revenue recognition policies.

Research and development

         The Company's research and development activities are conducted primarily through its Pharmanex division. Research and development costs are expensed as incurred.

Income taxes

        The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net income per share

        The Company computes earnings per share under Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings per Share. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share data. SFAS 128 also requires the presentation of both basic and diluted earnings per share data for entities with complex capital structures. Diluted earnings per share data gives effect to all dilutive potential common shares that were outstanding during the periods presented.

Foreign currency translation

        Most of the Company’s business operations occur outside the United States. Each Subsidiary’s local currency is considered the functional currency. Since a substantial portion of the Company’s inventories are purchased with U.S. dollars in the United States and since the Company is incorporated in the United States, all assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted average exchange rates, and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets, and transaction gains and losses are included in other income and expense in the consolidated financial statements.

Fair value of financial instruments

        The fair value of financial instruments including cash and cash equivalents, accounts receivable, related parties receivable, accounts payable, related parties payable and notes payable approximate book values. The carrying amount of long-term debt approximates fair value because the applicable interest

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information.

Stock-based compensation

        The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and provides pro forma disclosures of net income and net income per share as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, has been applied in measuring compensation expense (Note 12).

Reporting comprehensive income

        The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, and it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Accounting for derivative instruments and hedging activities

        The Company has adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. The adoption of SFAS 133 did not have a significant impact on the Company’s consolidated financial statements. (Note 15)

New pronouncements

        In September 2001, the EITF issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products, which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products. The Company is currently evaluating the impact of this guidance on its financial statements.

        In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective January 1, 2003. The Company is currently evaluating the impact of this new guidance.

        In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the accounting and reporting for the impairment and disposal of long-lived assets. The Company has adopted SFAS 144 effective January 1, 2002 and such adoption will not have a significant effect on its financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

3.         Acquisition of Certain Assets of Nu Skin USA, Inc.

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

4.         Acquisition of Big Planet, Inc.

        On July 13, 1999, the Company completed the acquisition of Big Planet, Inc., (“Big Planet”) for $29.2 million, which consisted of a cash payment of $14.6 million and a note payable of $14.6 million (the “Big Planet Acquisition”). In addition, the Company loaned Big Planet approximately $4.5 million immediately prior to the closing to redeem the option holders and certain management stockholders of Big Planet.

        The Big Planet Acquisition was accounted for by the purchase method of accounting. The Company recorded intangible assets of $47.0 million that has been amortized over a period of 20 years. The Company recorded amortization on the intangible assets relating to the Big Planet Acquisition of $1.1 million, $2.3 million and $2.5 million during 1999, 2000 and 2001, respectively.

5.         Related Party Transactions

Scope of related party activity

        Prior to the acquisition of certain assets of Nu Skin USA (see Note 3) and the acquisition of the North American Affiliates in 1999, the Company had transactions with these affiliated entities. The transactions with these entities were as follows: (1) the Company sold products and marketing materials; (2) the Company collected trademark royalty fees from these entities on products bearing NSI trademarks that were not purchased from NSI; (3) the Company entered into a distribution agreement with each independent distributor; (4) the Company collected license fees from these entities for the right to use the distributors, and for the right to use the Company’s distribution system and other related intangibles; (5) the Company operates a global commission plan whereby distributors’ commissions are determined by aggregate worldwide purchases made by downline distributors. Thus, commissions on purchases from the Company earned by distributors located in geographic areas outside those held by the Company were remitted to the Company, which then forwarded these commissions to the distributors; (6) the Company collected fees for management and support services provided to these entities. The sales revenue, royalties, licenses and management fees charged to the affiliated entities prior to the acquisition were recorded as revenue in the consolidated statements of income and totaled $13.6 million for the year ended December 31, 1999.

Payment to stockholders under the NSI Acquisition

        In March 1998, the Company completed the acquisition (the “NSI Acquisition”) of the capital stock of NSI and certain other NSI affiliates (the “Acquired Entities”). Pursuant to the terms of the NSI Acquisition, NSI and the Company were required to pay certain contingent payments if specific earnings growth targets were met. The Company and NSI met specific earnings growth targets in 1998 resulting in a contingent payment to the stockholders of the Acquired Entities of $25.0 million, which was paid in

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

1999. In 1999, 2000 and 2001, the Company did not meet specific earnings growth targets. Consequently, no other payments are due or will be due as the contingent earnout expired December 31, 2001.

Certain relationships with stockholder distributors

        Two major stockholders of the Company have been independent distributors for the Company since 1984. These stockholders are partners in an entity which receives substantial commissions from the Company, including commissions relating to sales within the countries in which the Company operates. By agreement, the Company pays commissions to this partnership at the highest level of distributor compensation to allow the stockholders to use their expertise and reputations in network marketing to further develop the Company’s distributor force, rather than focusing solely on their own distributor organizations. The commissions paid to this partnership relating to sales within the countries in which the Company operates were $3.3 million, $3.4 million and $3.5 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Loan to stockholder

        The Company has loaned $5.0 million to a non-management stockholder. The loan is partly secured by 349,406 shares of Class B common stock. Interest accrues at a rate of 6.0% per annum on this loan. The loan balance, including accrued interest, totaled $6.0 million and $6.4 million at December 31, 2000 and 2001, respectively.

Lease agreements

         The Company leases corporate office and warehouse space from two related party entities. Total lease payments to these two affiliated entities were $2.8 million, $2.7 million and $3.3 million for the years ended December 31, 1999, 2000 and 2001, respectively.

6.         Property and Equipment

         Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2000	2001

Furniture and fixtures	$ 35,995	$ 36,089
Computers and equipment	71,377	70,869
Leasehold improvements	23,797	25,479
Vehicles	1,187	1,656
	132,356	134,093
Less: accumulated depreciation	(71,794)	(76,738)
	$ 60,562	$ 57,355
	––––––––––	––––––––––

         Depreciation of property and equipment totaled $14.1 million, $17.0 million and $16.6 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

7.         Other Assets

         Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2000	2001

Goodwill and intangibles	$ 212,480	$ 217,431
Deposits for noncancelable operating leases	11,837	12,353
Deferred taxes	88,551	83,412
Other	26,063	19,572
	338,931	332,768
Less: accumulated amortization	(30,581)	(45,632)
	$ 308,350	$ 287,136
	–––––––––––	–––––––––––

         Amortization of goodwill and intangible assets totaled $15.3 million, $15.3 million and $15.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

8.         Accrued Expenses

         Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2000	2001

Income taxes payable	$ 10,756	$ 7,030
Accrued commission payments to distributors	26,425	25,947
Other taxes payable	13,016	10,012
Other accruals	24,002	20,504
	$ 74,199	$ 63,493
	––––––––––	––––––––––

9.         Long-Term Debt

        On October 12, 2000, the Company entered into a loan for $87.1 million to refinance the remaining balance of its existing credit facility with the proceeds of a private placement of 9.7 billion Japanese yen of ten-year senior notes (the “Notes”) to The Prudential Insurance Company of America. The Notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with principal payments beginning October 2004. As of December 31, 2001, the outstanding balance on the Notes was 9.7 billion Japanese yen, or $73.7 million.

        Interest expense relating to the long-term debt totaled $5.7 million, $4.8 million and $2.5 million for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Notes contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type. As of December 31, 2001, the Company is in compliance with all financial covenants under the Notes.

        On May 10, 2001, the Company entered into a $60.0 million revolving credit agreement (the “Revolving Credit Facility”) with Bank of America, N.A. and Bank One, N.A. for which Bank of America, N.A. acted as agent. The proceeds may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. There were no outstanding balances relating to the Revolving Credit Facility as of December 31, 2001.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

The Revolving Credit Facility is reduced to $45.0 million on May 10, 2002 and is further reduced to $30.0 million on May 10, 2003. The Revolving Credit Facility is set to expire on May 10, 2004.

         Maturities of long-term debt at December 31, 2001 are as follows (U.S. dollars in thousands):

Year Ending December 31,
2002-2003	$ —
2004	10,531
2005	10,531
2006	10,531
Thereafter	42,125
Total	$ 73,718
––––––––––

10.         Lease Obligations

         The Company leases office space and computer hardware under noncancelable long-term operating leases. Most leases include renewal options of up to three years. Minimum future operating lease obligations at December 31, 2001 are as follows (U.S. dollars in thousands):

Year Ending December 31,
2002	$ 8,454
2003	5,067
2004	3,022
2005	2,716
2006	2,718
Thereafter	15,011
Total minimum lease payments	$ 36,988
–––––––––––

         Rental expense for operating leases totaled $18.4 million, $20.7 million and $19.2 million for the years ended December 31, 1999, 2000 and 2001, respectively.

11.         Capital Stock

        The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share and 100 million shares of Class B common stock, par value $.001 per share. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company’s Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

Weighted average common shares outstanding

        The following is a reconciliation of the weighted average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	1999	2000	2001
Basic weighted average common shares outstanding	87,081	85,401	83,472
Effect of dilutive securities:
Stock awards and options	812	241	443
Diluted weighted average common shares outstanding	87,893	85,642	83,915
	–––––––––	–––––––––	–––––––––

Repurchase of common stock

        Since August 1998, the board of directors has authorized the Company to repurchase up to $70.0 million of the Company’s outstanding shares of Class A common stock. The repurchases are used primarily to fund the Company’s equity incentive plans. During the years ended December 31, 1999, 2000 and 2001, the Company repurchased approximately 1.4 million, 1.9 million and 2.5 million shares of Class A common stock for an aggregate price of approximately $17.1 million, $12.8 million and $18.1 million, respectively. As of December 31, 2001, the Company had repurchased a total of approximately 6.7 million shares of Class A common stock for an aggregate price of approximately $59.0 million.

Conversion of common stock

          During 2000 and 2001, the holders of the Class B common stock converted approximately 1.2 million and 4.6 million shares of Class B common stock to Class A common stock, respectively.

12.          Equity Incentive Plans

        During the year ended December 31, 1996, the Company’s board of directors adopted the Nu Skin Enterprises, Inc., 1996 Stock Incentive Plan (the “1996 Stock Incentive Plan”). The 1996 Stock Incentive Plan provides for granting of stock awards and options to purchase common stock to executives, other employees, independent consultants and directors of the Company and its Subsidiaries. The Company has a total of 8.0 million shares available for grant under this plan. As of December 31, 2001, approximately 4.0 million shares have been granted.

        On September 17, 2001, the Company offered to exchange certain outstanding options to purchase shares of Nu Skin’s Class A common stock held by eligible optionholders granted under the 1996 Stock Incentive Plan having an exercise price equal to or greater than $10.00 per share for new options to purchase shares of Nu Skin’s Class A common stock. A total of 90 employees tendered 950,125 options to purchase the Company’s Class A common stock, which options were cancelled on October 17, 2001, in return for commitments of new grants on the grant date of April 19, 2002.

        Effective November 21, 1996, the Company implemented a one-time distributor equity incentive program which provided for grants of options to selected distributors for the purchase of 1,605,000 shares of the Company’s Class A common stock. The options are exercisable at a price of $5.75 per share and vested one year from the effective date. The Company recorded distributor stock expense of $19.9 million over the vesting period. As of December 31, 2001, approximately 778,000 of these options had been exercised.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

        Pursuant to the acquisition of Pharmanex in 1998, the Company assumed outstanding options under two stock option plans. The options were converted into the right to purchase approximately 261,000 shares of Class A common stock.

        A summary of the Company’s stock option plans as of December 31, 1999, 2000 and 2001 and changes during the years then ended, is presented below:

	1999		2000		2001
	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise
	(in 000s)	Price	(in 000s)	Price	(in 000s)	Price

Outstanding - beginning of year	3,642.0	$ 10.80	5,039.9	$ 13.44	5,838.9	$ 10.89
Granted at fair value	2,194.8	17.20	1,983.5	7.40	902.5	7.49
Exercised	(410.2)	5.61	(22.3)	5.47	(138.0)	5.76
Forfeited/canceled	(386.7)	10.69	(1,162.2)	16.09	(1,426.3)	13.03
Outstanding - end of year	5,039.9	13.44	5,838.9	10.89	5,177.1	9.84

Options exercisable at year-end	1,306.5	7.54	2,146.6	9.44	2,501.7	9.76

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Exercise	Weighted Average Years	Shares	Weighted Average Exercise
Exercise Price Range	(in 000s)	Price	Remaining	(in 000s)	Price

$0.92 to $5.75	1,174.0	$ 4.89	5.04	1,174.0	$ 4.89
$6.56 to $11.00	2,577.5	7.51	8.56	514.5	7.60
$12.00 to $16.00	506.1	13.28	7.36	290.7	13.38
$17.00 to $28.50	919.5	20.81	7.34	522.5	20.83
	5,177.1	9.84	7.43	2,501.7	9.76

        The Company accounts for stock-based compensation in accordance with the provisions of APB 25. The Company recorded expense in the amount of $579,000, $703,000 and $747,000 in 1999, 2000 and 2001, respectively, in connection with options granted under the Company’s equity incentive plans. Had compensation expense been determined based on the fair value at the grant dates as prescribed in SFAS 123, the Company’s results for the years ended December 31 would have been as follows:

	1999	2000	2001

Pro forma net income (in 000s)	$ 78,184	$ 56,216	$ 48,427
Pro forma earnings per share:
Basic	$ 0.90	$ 0.66	$ 0.58
Diluted	$ 0.89	$ 0.66	$ 0.58

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

         The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	1999	2000	2001

Risk-free interest rate	5.9%	6.3%	4.5%
Expected life	2.7 years	3.8 years	2.9 years
Expected volatility	67.0%	52.0%	60.0%
Expected dividend yield	—	—	2.8%

         The weighted-average grant date fair values of options granted during 1999, 2000 and 2001 were $9.72, $3.41 and $3.12, respectively.

        Since the Company’s initial public offering in 1996, the Company has granted stock awards of its Class A common stock to employees. In total, approximately 686,000 shares were issued in this program, and the awards vested ratably over a one to four year period. The Company recorded compensation expense of $2.7 million and $2.8 million for the years ended December 31, 1999 and 2000, respectively, relating to these stock awards.

        Effective February 1, 2000, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 200,000 shares of Class A common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Class A common stock on every April 30th, July 31st, October 31st or January 31st (the “Purchase Date”). The price of the Class A common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Class A common stock on the commencement date of each three month offering period or Purchase Date. During 2001, approximately 19,000 shares were purchased at prices ranging from $4.78 to $6.29 per share. At December 31, 2001, approximately 161,000 shares were available under the Purchase Plan for future issuance.

13.         Income Taxes

        Consolidated income before provision for income taxes consists of income earned primarily from international operations. The provision for current and deferred taxes for the years ended December 31, 1999, 2000 and 2001 consists of the following (U.S. dollars in thousands):

	1999	2000	2001
Current
Federal	$ 3,030	$ 1,677	$ 1,812
State	3,030	1,589	2,078
Foreign	56,165	36,503	25,529
	62,225	39,769	29,419

Deferred
Federal	(19,008)	4,337	3,330
State	(215)	836	(242)
Foreign	(1,260)	(10,236)	(2,959)
Provision for income taxes	$ 41,742	$ 34,706	$ 29,548
	–––––––––––	–––––––––––	–––––––––––

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

         The principal components of deferred tax assets are as follows (U.S. dollars in thousands):

	December 31,	December 31,
	2000	2001
Deferred tax assets
Inventory differences	$ 5,164	$ 5,275
Foreign tax credit	60,278	47,689
Distributor stock options and employee stock awards	6,723	5,836
Capitalized legal and professional	1,427	1,089
Accrued expenses not deductible until paid	14,154	27,440
Withholding tax	2,142	2,072
Minimum tax credit	10,739	12,776
Net operating losses	7,096	5,125
Total deferred tax assets	107,723	107,302
Deferred tax liabilities:
Foreign deferred tax	14,816	17,557
Exchange gains and losses	5,880	11,799
Cost of goods sold adjustment	3,220	1,845
Pharmanex intangibles step-up	18,880	17,130
Other	6,149	6,566
Total deferred tax liabilities	48,945	54,897
Valuation allowance	—	—
Deferred taxes, net	$ 58,778	$ 52,405
	––––––––––	––––––––––

         The actual tax rate for the years ended December 31, 1999, 2000 and 2001 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	1999	2000	2001

Income taxes at statutory rate	35.00%	35.00%	35.00%
Foreign tax credit limitation (benefit)	(7.77)	—	—
Non-deductible expenses	1.72	1.92	2.14
Branch remittance gains and losses	3.78	(.03)	(.85)
Other	(.23)	(.89)	.71
	32.50%	36.00%	37.00%
	––––––––	––––––––	––––––––

14.         Employee Benefit Plan

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 15% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who work a minimum of 1,000 hours per year, who have completed at least one year of service and who are 21 years of age or older are qualified to participate in the plan. The Company matches 100% of the first 2% and 50% of the next 2% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 25% per year over four years. The Company’s contribution totaled $910,000, $979,000 and $1,038,000 for years ended December 31, 1999, 2000 and 2001, respectively.

15.         Derivative Financial Instruments

        The Company’s Subsidiaries enter into significant transactions with each other and third parties which may not be denominated in the respective Subsidiaries’ functional currencies. The Company

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

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

        At December 31, 2001 and December 31, 2000, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $55.0 million and $28.9 million, respectively, to hedge foreign currency intercompany items. All such contracts were denominated in Japanese yen. As of January 1, 2001, the Company adopted SFAS 133. The adoption of SFAS 133 did not have a significant impact on the Company’s Consolidated Financial Statements. The net gains on foreign currency cash flow hedges recorded in current earnings were $7.6 million for the year ended December 31, 2001. Prior to the adoption of SFAS 133, the Company held foreign currency forward contracts which were marked to market and recorded net gains in other income of $4.5 million for the year ended December 31, 2000 and recorded net losses in other income of $0.3 million for the year ended December 31, 1999. Those contracts held at December 31, 2001 have maturities from January 2002 through September 2002 and accordingly, all unrealized gains on foreign currency cash flow hedges included in other comprehensive income at December 31, 2001 will be recognized in current earnings over the next twelve-month period.

16.         Supplemental Cash Flow Information

        Cash paid for interest totaled $5.7 million, $4.2 million and $2.4 million for the years ended December 31, 1999, 2000 and 2001, respectively. Cash paid for income taxes totaled $76.6 million, $30.9 million and $18.4 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Noncash investing and financing activities

        For the year ended December 31, 1999, noncash investing and financing activities included the purchase of Big Planet for $29.2 million of which $14.6 million consisted of a note payable (Note 4).

17.         Segment Information

        As described in Note 1, the Company’s operations throughout the world are divided into four reportable segments: North Asia, North America, Southeast Asia and Other Markets. Segment data includes intersegment revenue, intersegment profit and operating expenses and intersegment receivables and payables. The Company evaluates the performance of its segments based on operating income. Information as to the operations of the Company in each of the four segments is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
	1999	2000	2001
Revenue
North Asia	$ 619,283	$ 585,373	$ 553,910
North America	320,630	386,498	428,151
Southeast Asia	265,604	271,246	323,753
Other Markets	16,960	19,088	25,486
Eliminations	(328,228)	(382,447)	(445,679)
Totals	$ 894,249	$ 879,758	$ 885,621
	––––––––––	––––––––––	––––––––––

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	1999	2000	2001
Operating Income
North Asia	$ 84,396	$ 42,331	$ 34,259
North America	12,457	18,708	23,492
Southeast Asia	31,922	27,001	25,044
Other Markets	(6,924)	(7,295)	(8,522)
Eliminations	7,996	9,668	(2,792)
Totals	$ 129,847	$ 90,413	$ 71,481
	––––––––––	––––––––––	––––––––––

	December 31,
	2000	2001
Total Assets
North Asia	$ 83,941	$ 74,168
North America	471,221	465,759
Southeast Asia	76,279	86,837
Other Markets	13,039	17,260
Eliminations	(53,677)	(61,672)
Totals	$ 590,803	$ 582,352
	––––––––––	––––––––––

Information as to the Company's operations in different geographical areas is set forth below (U.S. dollars in thousands):

Revenue

        Revenue from the Company’s operations in Japan totaled $602,411, $554,210 and $508,141 for the years ended December 31, 1999, 2000 and 2001, respectively. Revenue from the Company’s operations in Taiwan totaled $103,581, $83,436 and $70,225 for the years ended December 31, 1999, 2000 and 2001, respectively. Revenue from the Company’s operations in the United States (which includes intercompany revenue) totaled $316,128, $380,785 and $422,239 for the years ended December 31, 1999, 2000 and 2001, respectively.

Long-lived assets

        Long-lived assets in Japan were $23,782 and $18,863 as of December 31, 2000 and 2001, respectively. Long-lived assets in Taiwan were $3,235 and $2,358 as of December 31, 2000 and 2001, respectively. Long-lived assets in the United States were $313,415 and $293,854 as of December 31, 2000 and 2001, respectively.

18.         Commitments and Contingencies

        The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company’s direct selling system. The Company is also subject to the jurisdiction of numerous foreign tax authorities. Any assertions or determination that either the Company or the Company’s distributors is not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company’s operations. In addition, in any country of jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position or results of operations or cash flows. The Company and its subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company’s management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not result in a material effect on the Company’s consolidated financial condition or results of operations.

PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Beneficial Life Tower
36 South State Street Suite 1700
Salt Lake City UT 84111
Telephone (801) 531 9666
Facsimile (801) 363 7371

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 1, 2002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

The information required by Items 10,11,12 and 13 of Part III is hereby incorporated by reference to the Company’s Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission not later than April 30, 2002.

PART IV

ITEM 14.          EXHIBITS FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Exhibits: The following Exhibits are filed with this Form 10-K:

Exhibit
Number	Exhibit Description

2.1	Stock Acquisition Agreement between Nu Skin Asia Pacific, Inc. and each of the persons on the signature pages thereof, dated February 27, 1998, incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.2	Agreement and Plan of Merger dated as of May 3, 1999 by and among Nu Skin Enterprises, Inc., NSC Sub, Inc., NSG Sub, Inc., NSM Sub, Inc., NFB Sub, Inc., Nu Skin Canada, Inc., Nu Skin Guatemala, Inc., Nu Skin Guatemala, S.A., Nu Skin Mexico, Inc., Nu Skin Mexico, S.A. de C.V., Nu Family Benefits Insurance Brokerage, Inc., and certain stockholders, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 25, 1999.

2.3	Agreement and Plan of Merger and Reorganization dated May 3, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Nu Skin USA, Inc., Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

2.4	First Amendment to Agreement and Plan of Merger and Reorganization dated July 2, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc.,

Maple Hills Investment, Inc. (formerly Nu Skin USA, Inc.), Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 28, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1").

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.3	Certificate of Designation, Preferences and Relative Participating, Optional, and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.4	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Form S-1.

4.1	Specimen Form of Stock Certificate for Class A Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Form S-1.

4.2	Specimen Form of Stock Certificate for Class B Common Stock incorporated by reference to Exhibit 4.2 to the Company’s Form S-1.

10.1	Form of Indemnification Agreement to be entered into by and among the Company and certain of its officers and directors incorporated by reference to Exhibit 10.1 to the Company's Form S-1.

10.2	Employment Contract, dated December 12, 1991, by and between Nu Skin Taiwan and John Chou incorporated by reference to Exhibit 10.3 to the Company's Form S-1.

10.3	Employment Agreement, dated May 1, 1993, by and between Nu Skin Japan and Takashi Bamba incorporated by reference to Exhibit 10.4 to the Company's Form S-1.

10.4	Form of Stock Option Agreement (Directors).

10.5	Option Agreement by and between the Company and M. Truman Hunt incorporated by reference to Exhibit 10.19 to the Company's Form S-1.

10.6	Form of Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.7	Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.8	Amendment No. 2 to Amended and Restated Stockholders Agreement, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.9	Demand Promissory Note in the original principal amount of $5,000,000 dated December 10, 1997, from Nedra D. Roney payable to Nu Skin Asia Pacific, Inc. incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.10	Stock Pledge Agreement between Nu Skin Asia Pacific, Inc. and Nedra Roney dated as of December 10, 1997, incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

10.11	Tax Sharing and Indemnification Agreement dated December 31, 1997, by and among NSI, Nu Skin USA, and the shareholders of NSI and Nu Skin USA and their successors and assigns, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.12	Assumption of Liabilities and Indemnification Agreement dated December 31, 1997, by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	Employee Benefits Allocation Agreement by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Warehouse Lease Agreement dated March 1996, between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.15	Lease Agreement dated January 27, 1995, by and between NSI and Scrub Oak, Ltd., incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.16	Warehouse Lease Agreement (Annex) dated October 1, 1993, by and between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.17	Nu Skin Enterprises, Inc.'s Executive Bonus Plan.

10.18	Amendment in Total and Complete Restatement of Deferred Compensation Plan, incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.19	Form of Deferred Compensation Plan (New Form), incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.20	Amendment in Total and Complete Restatement of NSI Compensation Trust, incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.21	Asset Purchase Agreement by and among the Company, Nu Skin United States, Inc., and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.22	Termination Agreement by and between NSI and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.23	Indemnification Limitation Agreement by and among the Company, Nu Skin United States, Inc., NSI, Nu Skin USA, and the other parties who executed such agreement, incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.24	First Amendment to Indemnification Limitation Agreement dated as of May 3, 1999 between Nu Skin Enterprises, Inc., Nu Skin USA, Inc., and the Stockholders of the acquired entities identified therein, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

10.25	Promissory Note dated July 5, 2001 executed by Joseph Chang in favor of the Company, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.26	Trust Deed dated July 5, 2001 executed by Joseph Chang in favor of the Company, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.27	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (corrected version), incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.28	Mutual Release of Claims and Modification Agreement dated as of October 16, 1999 by and among Nu Skin Enterprises and the Stockholder Representatives on behalf of the former stockholders of Generation Health Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1999.

10.29	Service Agreement between Grant F. Pace and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.30	Base Form of Stock Option Agreement, incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.31	Promissory Note dated October 25, 2001 executed by Lori Bush in favor of the Company.

10.32	Trust Deed dated October 25, 2001 executed by Lori Bush in favor of the Company.

10.33	Assignment of Leasehold Improvements by and between Big Planet, Inc. and Maple Hills Investment dated as of July 13, 1999, incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.34	Promissory Noted dated July 13, 1999 executed by Nu Skin Enterprises, Inc. in favor of Maple Hills Investment, Inc.

10.35	Employment Agreement by and between Pharmanex and Joseph Chang, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.36	Amendment to Employment Agreement by and between Pharmanex and Joseph Chang, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.37	Promissory Note by and between the Company and Grant Pace, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.38	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.39	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.40	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.41	Amendment to Collateral Agency and Intercreditor Agreement among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender, incorporated by reference to Exhbit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.42	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.43	First Amendment dated December 14, 2001 to the Credit Agreement dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent.

10.44	Sale and Purchase Agreement between the Company and Dato Mohd Nadzmi Bin Mohd Sulleh dated the 17th day of August, 2001, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.45	Sale and Purchase Agreement between the Company and Kiow Kim Yoon Frankie Kiow dated the 17th day of August 2001, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.46	Shareholders Agreement among the Company, Dato Mohd Nadzmi Bin Mohd Sulleh and Kiow Kim Yoon Frankie Kiow dated effective as of September 25, 2001.

10.47	Settlement Agreement between plaintiff Natalie Capone and defendants Nu Skin International, Inc. et al., incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.48	Summary Description of Nu Skin Japan Director Retirement Allowance Plan.

10.49	Region/Country Executive - Incentive Plan.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

(b)	The Company filed one current report on Form 8-K on December 19, 2001 relating to the extension of the Distributor Stock Option Program.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

NU SKIN ENTERPRISES, INC.

By: /s/ Steven J. Lund
Steven J. Lund, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

Signature	Capacity in Which Signed

/s/Blake M. Roney Blake M. Roney	Chairman of the Board

/s/Steven J. Lund Steven J. Lund	President, Chief Executive Officer, and Director (Principal Exeuctive Officer)

/s/Corey B. Lindley Corey B. Lindley	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/Sandra N. Tillotson Sandra N. Tillotson	Senior Vice President, Director

/s/Brooke B. Roney Brooke B. Roney	Senior Vice President, Director

/s/Max L. Pinegar Max L. Pinegar	Snior Vice President, Director

/s/Daniel W. Campbell Daniel W. Campbell	Director

/s/E.J. "Jake" Garn E.J. "Jake" Garn	Director

/s/Paula F. Hawkins Paula F. Hawkins	Director

/s/Andrew D. Lipman Andrew D. Lipman	Director

/s/Takashi Bamba Takashi Bamba	Director

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Stock Acquisition Agreement between Nu Skin Asia Pacific, Inc. and each of the persons on the signature pages thereof, dated February 27, 1998, incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.2	Agreement and Plan of Merger dated as of May 3, 1999 by and among Nu Skin Enterprises, Inc., NSC Sub, Inc., NSG Sub, Inc., NSM Sub, Inc., NFB Sub, Inc., Nu Skin Canada, Inc., Nu Skin Guatemala, Inc., Nu Skin Guatemala, S.A., Nu Skin Mexico, Inc., Nu Skin Mexico, S.A. de C.V., Nu Family Benefits Insurance Brokerage, Inc., and certain stockholders, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 25, 1999.

2.3	Agreement and Plan of Merger and Reorganization dated May 3, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Nu Skin USA, Inc., Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

2.4	First Amendment to Agreement and Plan of Merger and Reorganization dated July 2, 1999 between and among the Company, Big Planet Holdings, Inc., Big Planet, Inc., Maple Hills Investment, Inc. (formerly Nu Skin USA, Inc.), Richard W. King, Kevin V. Doman and Nathan W. Ricks, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 28, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1").

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.3	Certificate of Designation, Preferences and Relative Participating, Optional, and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.4	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Form S-1.

4.1	Specimen Form of Stock Certificate for Class A Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Form S-1.

4.2	Specimen Form of Stock Certificate for Class B Common Stock incorporated by reference to Exhibit 4.2 to the Company’s Form S-1.
10.1	Form of Indemnification Agreement to be entered into by and among the Company and certain of its officers and directors incorporated by reference to Exhibit 10.1 to the Company's Form S-1.

10.2	Employment Contract, dated December 12, 1991, by and between Nu Skin Taiwan and John Chou incorporated by reference to Exhibit 10.3 to the Company's Form S-1.

10.3	Employment Agreement, dated May 1, 1993, by and between Nu Skin Japan and Takashi Bamba incorporated by reference to Exhibit 10.4 to the Company's Form S-1.

10.4	Form of Stock Option Agreement (Directors).

10.5	Option Agreement by and between the Company and M. Truman Hunt incorporated by reference to Exhibit 10.19 to the Company's Form S-1.

10.6	Form of Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.7	Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.8	Amendment No. 2 to Amended and Restated Stockholders Agreement, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.9	Demand Promissory Note in the original principal amount of $5,000,000 dated December 10, 1997, from Nedra D. Roney payable to Nu Skin Asia Pacific, Inc. incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.10	Stock Pledge Agreement between Nu Skin Asia Pacific, Inc. and Nedra Roney dated as of December 10, 1997, incorporated by reference to Exhibit 10.27 to the Company's Annual Report of Form 10-K for the year ended December 31, 1997.

10.11	Tax Sharing and Indemnification Agreement dated December 31, 1997, by and among NSI, Nu Skin USA, and the shareholders of NSI and Nu Skin USA and their successors and assigns, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.12	Assumption of Liabilities and Indemnification Agreement dated December 31, 1997, by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	Employee Benefits Allocation Agreement by and between NSI and Nu Skin USA, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Warehouse Lease Agreement dated March 1996, between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.15	Lease Agreement dated January 27, 1995, by and between NSI and Scrub Oak, Ltd., incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.16	Warehouse Lease Agreement (Annex) dated October 1, 1993, by and between NSI and Aspen Investments, Ltd., incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.17	Nu Skin Enterprises, Inc.'s Executive Bonus Plan.

10.18	Amendment in Total and Complete Restatement of Deferred Compensation Plan, incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.19	Form of Deferred Compensation Plan (New Form), incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.20	Amendment in Total and Complete Restatement of NSI Compensation Trust, incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.21	Asset Purchase Agreement by and among the Company, Nu Skin United States, Inc., and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.22	Termination Agreement by and between NSI and Nu Skin USA, dated as of March 8, 1999, incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.23	Indemnification Limitation Agreement by and among the Company, Nu Skin United States, Inc., NSI, Nu Skin USA, and the other parties who executed such agreement, incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.24	First Amendment to Indemnification Limitation Agreement dated as of May 3, 1999 between Nu Skin Enterprises, Inc., Nu Skin USA, Inc., and the Stockholders of the acquired entities identified therein, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 28, 1999.

10.25	Promissory noted dated July 5, 2001 executed by Joseph Chang in favor of the Company, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.26	Trust Deed dated July 5, 2001 executed by Joseph Chang in favor of the Company, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.27	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (corrected version), incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.28	Mutual Release of Claims and Modification Agreement dated as of October 16, 1999 by and among Nu Skin Enterprises and the Stockholder Representatives on behalf of the former stockholders of Generation Health Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1999.

10.29	Service Agreement between Grant F. Pace and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.30	Base Form of Stock Option Agreement, incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.31	Promissory Note dated October 25, 2001 executed by Lori Bush in favor of the Company.

10.32	Trust Deed dated October 25, 2001 executed by Lori Bush in favor of the Company.

10.33	Assignment of Leasehold Improvements by and between Big Planet, Inc. and Maple Hills Investment dated as of July 13, 1999, incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.34	Promissory Noted dated July 13, 1999 executed by Nu Skin Enterprises, Inc. in favor of Maple Hills Investment, Inc.

10.35	Employment Agreement by and between Pharmanex and Joseph Chang, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.36	Amendment to Employment Agreement by and between Pharmanex and Joseph Chang, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.37	Promissory Note by and between the Company and Grant Pace, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.38	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.39	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.40	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.41	Amendment to Collateral Agency and Intercreditor Agreement among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender, incorporated by reference to Exhbit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.42	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.43	First Amendment dated December 14, 2001 to the Credit Agreement dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent.

10.44	Sale and Purchase Agreement between the Company and Dato Mohd Nadzmi Bin Mohd Sulleh dated the 17th day of August, 2001, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.45	Sale and Purchase Agreement between the Company and Kiow Kim Yoon Frankie Kiow dated the 17th day of August 2001, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.46	Shareholders Agreement among the Company, Dato Mohd Nadzmi Bin Mohd Sulleh and Kiow Kim Yoon Frankie Kiow dated effective as of September 25, 2001.

10.47	Settlement Agreement between plaintiff Natalie Capone and defendants Nu Skin International, Inc. et al., incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.48	Summary Description of Nu Skin Japan Director Retirement Allowance Plan.

10.49	Region/Country Executive - Incentive Plan.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.