Form 10-Q
period 2002-03-31
NU SKIN ENTERPRISES INC
filed 2002-05-15
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	011-12421 (Commission File No.)	87-0565309 (IRS Employer Identificaiton No.)

75 West Center Street Provo, UT 84601 (Address of registrant as specified in its charter) Registrant's telephone number, including area code: (801) 345-6100

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

         As of May 7, 2002, 33,557,991 shares of the Company's Class A Common Stock, $.001 par value per share, and 48,305,165 shares of the Company's Class B Common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2002 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

Nu Skin, Pharmanex, Big Planet, Nu Skin 180º and LifePak are trademarks of Nu Skin Enterprises, Inc. or its Subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	(Unaudited) March 31, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$ 73,799	$ 75,923
Accounts receivable	22,980	19,318
Related parties receivable	11,977	12,961
Inventories, net	89,719	84,255
Prepaid expenses and other	37,069	45,404
	235,544	237,861

Property and equipment, net	55,571	57,355
Goodwill and other intangible assets, net (Note 7)	182,785	176,857
Other assets	108,706	110,279
Total assets	$ 582,606	$ 582,352
	––––––––––––	––––––––––––

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 15,864	$ 14,733
Accrued expenses	59,073	63,493
Related parties payable	6,897	7,122
	81,834	85,348

Long-term debt	73,107	73,718
Other liabilities	43,431	43,396
Total liabilities	198,372	202,462

Stockholders' equity
Class A common stock - 500,000,000 shares authorized,
$.001 par value, 34,071,332 and 33,615,230 shares
issued and outstanding	34	33
Class B common stock - 100,000,000 shares authorized,
$.001 par value, 48,305,165 and 48,849,040 shares
issued and outstanding	48	49
Additional paid-in capital	88,588	88,953
Retained earnings	348,306	340,340
Accumulated other comprehensive income (loss)	(52,742)	(49,485)
	384,234	379,890
Total liabilities and stockholders' equity	$ 582,606	$ 582,352
	––––––––––––	––––––––––––

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

Revenue	$ 216,079	$ 210,259
Cost of sales	44,084	42,515

Gross profit	171,995	167,744

Operating expenses
Distributor incentives	82,833	81,834
Selling, general and administrative	68,689	72,898

Total operating expenses	151,522	154,732

Operating income	20,473	13,012
Other income (expense), net	(9)	6,959

Income before provision for income taxes	20,464	19,971
Provision for income taxes	7,572	7,389

Net income	$ 12,892	$ 12,582
	–––––––––––	–––––––––––

Net income per share (Note 2):
Basic	$ ..16	$ ..15
Diluted	$ ..16	$ ..15

Weighted average common shares outstanding:
Basic	82,389	84,092
Diluted	83,167	84,934

The accompanying notes are an integral part of these consolidated finanical statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Cash flows from operating activities:
Net income	$ 12,892	$ 12,582
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,184	7,898
Amortization of deferred compensation	—	579
Changes in operating assets and liabilities:
Accounts receivable	(3,662)	(2,602)
Related parties receivable	984	508
Inventories, net	(5,464)	2,851
Prepaid expenses and other	8,335	(4,481)
Other assets, net	331	3,288
Accounts payable	1,131	(1,021)
Accrued expenses	(4,420)	(13,658)
Related parties payable	(225)	(958)
Other liabilities	35	1,109

Net cash provided by operating activities	15,121	6,095

Cash flows from investing activities:
Purchase of property and equipment	(2,734)	(4,569)
Purchase of long-term asset (Note 10)	(4,830)	—

Net cash used in investing activities	(7,564)	(4,569)

Cash flows from financing activities:
Exercise of distributor and employee stock options	55	24
Dividends	(4,926)	(3,969)
Repurchase of shares of common stock (Note 5)	(1,356)	(5,856)

Net cash used in financing activities	(6,227)	(9,801)

Effect of exchange rate changes on cash	(3,454)	(4,184)

Net decrease in cash and cash equivalents	(2,124)	(12,459)

Cash and cash equivalents, beginning of period	75,923	63,996

Cash and cash equivalents, end of period	$ 73,799	$ 51,537
	––––––––––––	––––––––––––

The accompanying notes are an integral part of these consolidated finanical statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.     THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements through a large network of independent distributors. The Company also distributes technology and telecommunications products and services through its distributors. The Company reports revenue from four geographic regions: North Asia, which consists of Japan and South Korea; Southeast Asia, which consists of Australia, Hong Kong (including Macau), Malaysia, New Zealand, the PRC (China), the Philippines, Singapore, Taiwan and Thailand; North America, which consists of the United States and Canada; and Other Markets, which consists of the Company’s markets in Brazil, Europe, Guatemala and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as its “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2002 and for the three-month period ended March 31, 2002 and 2001. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

2.     NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data give effect to all dilutive potential common shares that were outstanding during the periods presented.

3.     DIVIDENDS PER SHARE

In February 2002, the board of directors declared a quarterly cash dividend of $0.06 per share for all classes of common stock. This quarterly cash dividend of approximately $4.9 million was paid on March 27, 2002, to stockholders of record on March 8, 2002.

4.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives as either assets or liabilities, with the instruments measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

takes measures to reduce the impact of foreign exchange fluctuations on the Company’s operating results. Gains and losses on certain intercompany loans of foreign currency are recorded as other income and expense in the consolidated statements of income.

At March 31, 2002 and December 31, 2001, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $86.5 million and $55.0 million, respectively, to hedge foreign currency intercompany items. All such contracts were denominated in Japanese yen. The net gains on foreign currency cash flow hedges recorded in current earnings were $2.3 million and $1.6 million for the three-month periods ended March 31, 2002 and 2001, respectively. Those contracts held at March 31, 2002 have maturities through April 2003 and accordingly, all unrealized gains on foreign currency cash flow hedges included in other comprehensive income at March 31, 2002 will be recognized in current earnings over the next twelve-month period.

5.     REPURCHASE OF COMMON STOCK

During the three-month periods ended March 31, 2002 and 2001, the Company repurchased approximately 173,000 and 847,000 shares, respectively, of Class A common stock for approximately $1.4 million and $5.9 million, respectively.

6.     COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2002 and 2001, were as follows (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

Net income	$ 12,892	$ 12,582

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,725)	(7,530)
Net unrealized gain on foreign currency cash
flow hedges	35	3,992
Net gain reclassified into current earnings	(1,567)	(1,019)

Comprehensive income	$ 9,635	$ 8,025
	——————	——————

7.     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS 142”) effective January 1, 2002. Under the new standard, goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives, such as developed technology, will continue to be amortized over their useful lives. The transitional impairment tests were completed and did not result in an impairment charge.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In accordance with SFAS 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three months ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

	Net Income (in thousands)	Basic EPS	Diluted EPS

Reported	$ 12,582	$ ..15	$ ..15
Add: amortization adjustment	1,751	..02	..02
Adjusted	$ 14,333	$ ..17	$ ..17
	–––––––––––––	–––––––––––––	–––––––––––––

Goodwill and other intangible assets as of March 31, 2002 consists of the following (in thousands):

Goodwill and other indefinite life assets	Carrying Amount
Goodwill	$ 121,672
Trademarks and tradenames	22,292
Marketing rights	11,954
Other	4,080
$ 159,998
–––––––––––––

Other finite life intangible assets	Gross Carrying Amount	Accumulated Amortization
Developed technology	$ 22,500	$ 6,223
Other	11,462	4,952
	$ 33,962	$ 11,175
	–––––––––––––	–––––––––––––

Amortization expense for developed technology and other finite life intangible assets was approximately $0.6 million for the three months ended March 31, 2002. Annual estimated amortization expense is expected to approximate $1.5 million for each of the five succeeding fiscal years.

8.     SEGMENT INFORMATION

The Company operates by selling products to a global distributor network of distributors that operates in a seamless manner from market to market. The Company’s largest expense is the cost of this distributor network and the Company manages its business, primarily, by managing this network. Accordingly, pursuant to SFAS 131, the Company believes that it operates a single operating segment. However, the Company does recognize revenue from sales to distributors in four geographic regions throughout the world: North Asia, Southeast Asia, North America and Other markets. Information as to the revenue of the Company in each of these regions is set forth below (in thousands):

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Revenue

North Asia	$ 131,245	$ 129,959
Southeast Asia	43,157	30,785
North America	35,023	43,440
Other markets	6,654	6,075
Totals	$ 216,079	$ 210,259
	——————	——————

Additional information as to the Company's operations in different geographical areas is set forth below (in thousands):

Revenue
Revenue from the Company’s operations in Japan totaled $117,058 and $121,841 for the three-month periods ended March 31, 2002 and 2001, respectively. Revenue from the Company’s operations in the United States totaled $33,217 and $41,811 for the three-month periods ended March 31, 2002 and 2001, respectively.

Long-lived assets
Long-lived assets in Japan were $18,452 and $18,863 as of March 31, 2002 and December 31, 2001, respectively. Long-lived assets in the United States were $297,029 and $293,854 as of March 31, 2002 and December 31, 2001, respectively.

9.     NEW PRONOUNCEMENTS

In September 2001, the EITF issued EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”, which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products. As the Company was previously reporting revenue in a manner consistent with this guidance, the adoption of EITF 01-09 did not have a significant effect on its financial statements.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective January 1, 2003. The Company is currently evaluating the impact of this new guidance.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses the accounting and reporting for the impairment and disposal of long-lived assets. The Company has adopted SFAS 144 effective January 1, 2002 and such adoption did not have a significant effect on its financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002". The Company is currently evaluating the impact of this new guidance.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10.     PURCHASE OF LONG-TERM ASSET

On March 6, 2002, the Company acquired the exclusive rights to a new diagnostic technology relating to daily nutritional supplementation. The acquisition consisted of cash payments of $4.8 million (including acquisition costs) and the issuance of approximately $900,000 or 106,667 shares of the Company’s Class A common stock. In addition, the acquisition includes contingent payments approximating $8.5 million and up to 1.2 million shares of the Company’s Class A common stock if certain development and revenue targets are met.

11.     SUBSEQUENT EVENTS

On April 19, 2002, the Company acquired First Harvest International, LLC, a small dehydrated food manufacturer. The purchase price was approximately $3.5 million.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis should be read in conjunction with the Company's Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC") on April 1, 2002 and all other Company filings, including Current Reports on Form 8-K, filed with the SEC through the date of this Report.

2002 compared to 2001

         Revenue increased 3% to $216.1 million for the three-month period ended March 31, 2002 from $210.3 million for the same period in 2001. The increase was due primarily to constant currency revenue growth in the Company's international markets, offsetting weakness in the United States, combining for overall constant currency growth of approximately 10% as compared to the prior year. This increase in local currency was offset by a weakening in foreign currencies, particularly the Japanese yen.

          Revenue in North Asia increased 1% to $131.2 million for the three-month period ended March 31, 2002 from $130.0 million for the same period in 2001. This increase in revenue was due to revenue in South Korea increasing 75% to $14.2 million for the three-month period ended March 31, 2002 from $8.1 million for the same prior-year period. In local currency, revenue in South Korea was 81% higher in the first quarter of 2002 compared to the same period in the prior year. Revenue was positively impacted by a 78% increase in executive distributors in that market compared to the prior-year period. In addition, recent product introductions from both the Nu Skin and Pharmanex divisions have driven revenue growth in South Korea. Revenue in Japan decreased 4% to $117.1 million for the three-month period ended March 31, 2002 from $121.8 million for the same period in 2001. The decrease in revenue in Japan was due to the devaluation of the Japanese yen of 12% for the first quarter of 2002 compared to the same prior-year period. In local currency, revenue in Japan was 8% higher in the first quarter of 2002 compared to the prior year. Like South Korea, the revenue increase in Japan was driven by a 14% increase in executive distributors in Japan, the leveraging of technology tools and enhancements for distributors, as well as successful product introductions and growth in automated orders.

          Revenue in Southeast Asia increased 40% to $43.2 million for the three-month period ended March 31, 2002 from $30.8 million for the same period in 2001. This increase in revenue was due to the combined revenue growth of Singapore and Malaysia to $15.7 million for the three-month period ended March 31, 2002 from $4.7 million for the same prior-year period following the opening of operations in Singapore in December 2000 and the opening of operations in Malaysia in November 2001. Revenue results in Taiwan, which decreased 5% to $16.8 million for the first quarter of 2002 from $17.6 million in the same prior-year quarter, slightly offset the revenue increases in Southeast Asia. The decrease in revenue in Taiwan was due to the devaluation of the Taiwanese dollar of 8% for the first quarter of 2002 compared to the same prior-year period. In local currency, revenue in Taiwan was 3% higher in the first quarter of 2002 compared to the prior year. This local currency growth in Taiwan marks the first year-over-year local currency revenue gain in several years in this market. Executive distributors in Taiwan increased by 10% in the first quarter of 2002 compared to the same prior-year period. The growth in revenue and executive distributors in Taiwan is due to the recent success in increasing focus on direct selling fundamentals in the Company's operations in Taiwan.

          Revenue in North America, consisting of the United States and Canada, decreased 19% to $35.0 million for the three-month period ended March 31, 2002 from $43.4 million for the same period in 2001. This decrease in revenue is due, in part, to a convention held in the United States in February 2001, which generated approximately $5.0 million in revenue for the first quarter of 2001 from sales to international distributors attending the convention. Without the impact of this additional revenue, revenue in the North America region would have decreased approximately 9% during the first quarter of 2002 compared to the same prior-year period and would have been essentially level with the fourth quarter of 2001. This decline is primarily due to reduced revenue from the Company's Internet service product and certain iLink telecommunications products.

          Revenue in the Company's other markets, which include its European and Latin American operations, increased 10% to $6.7 million for the three-month period ended March 31, 2002 from $6.1 million for the same period in 2001. This increase in revenue is due to a 12% increase in revenue in Europe in U.S. dollar terms. The increase in revenue in Europe related to an additional $0.3 million in revenue in the first quarter of 2002 following the completion of an acquisition of a small venture in Poland, as well as an increase of approximately 40% in executive distributor count in Europe.

         Gross profit as a percentage of revenue decreased slightly to 79.6% for the three-month period ended March 31, 2002 from 79.8% for the same prior-year period. The decrease in gross profit percentage resulted from the weakening of the Japanese yen and other currencies relative to the U.S. dollar, and was somewhat offset by core margin improvement in its existing product lines. The Company purchases a significant majority of its goods in U.S. dollars and recognizes revenue in local currencies. Consequently, the Company is subject to exchange rate risks in its gross margins.

         Distributor incentives as a percentage of revenue decreased slightly to 38.3% for the three-month period ended March 31, 2002 compared to 38.9% for the same prior-year period. This decrease in distributor incentives as a percentage of revenue is a result of the Company's minor compensation plan enhancements intended to focus compensation dollars on programs benefiting the distributors and distributor leaders who are most active in generating revenue for the Company.

          Selling, general and administrative expenses as a percentage of revenue decreased to 31.8% for the three-month period ended March 31, 2002 compared to 34.7% for the same prior-year period. In U.S. dollar terms, selling, general and administrative expenses decreased to $68.7 million for the three-month period ended March 31, 2002 compared to $72.9 million for the same period in the prior year. This decrease was due primarily to the additional $5.0 million of convention expense recorded in the first quarter of 2001, a reduction of $2.7 million in amortization of intangibles in 2002 relating to the implementation of SFAS 142 in the first quarter of 2002 and the Company's cost-saving initiatives resulting in lower headcount and occupancy costs. These decreases in expenses were somewhat offset by the $2.5 million of additional expenditures related to the Company's sponsorship of the 2002 Olympic Winter Games in Salt Lake City in 2002.

          Other income (expense), net decreased approximately $7.0 million for the three-month period ended March 31, 2002, compared to the same period in the prior year. This decrease was primarily a result of the foreign currency gains recorded in the first quarter of 2001.

          Provision for income taxes increased slightly to $7.6 million for the three-month period ended March 31, 2002 from $7.4 million for the same prior-year period. This increase is due to the increase in operating income offset by the decrease in other income (expense), net as compared to the same prior-year period.

          Net income increased to $12.9 million for the three-month period ended March 31, 2002 from $12.6 million for the same prior-year period. Net income increased primarily because of the factors noted above in "revenue," "gross profit," "distributor incentives" and "selling, general and administrative" and was somewhat offset by the factors noted in "other income (expense), net" and "provision for income taxes" above.

Liquidity and Capital Resources

          Historically, the Company's principal needs for funds have been for operating expenses including distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of operations in new markets. The Company has generally relied on cash flow from operations to meet its cash needs and business objectives without incurring long-term debt to fund operating activities.

         The Company typically generates positive cash flow from operations due to favorable gross margins, the variable nature of distributor incentives which comprise a significant percentage of operating expenses and minimal capital requirements. The Company generated $15.1 million in cash from operations during the three-month period ended March 31, 2002 compared to $6.1 million during the same prior-year period. This increase in cash generated from operations in 2002 compared to the same prior-year period is primarily related to increased operating profits as well as reduced tax payments in 2002 compared to 2001, in part, due to the utilization of foreign tax credits, and was somewhat offset by purchases of inventory for operations in Japan, the Company's largest market.

          As of March 31, 2002, working capital was $153.7 million compared to $152.5 million as of December 31, 2001. Cash and cash equivalents at March 31, 2002 and December 31, 2001 were $73.8 million and $75.9 million, respectively.

          Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $2.7 million for the three-month period ended March 31, 2002. In addition, the Company anticipates additional capital expenditures in 2002 of approximately $20 million to further enhance its infrastructure, including enhancements to computer systems and Internet related software in order to expand the Company's Internet capabilities, as well as further expansion of the Company's retail stores and related infrastructure in China.

          On March 6, 2002, the Company paid $4.8 million (including acquisition costs) to acquire a diagnostic technology relating to daily nutritional supplementation. In addition to the cash payment, the acquisition also consisted of the issuance of approximately $900,000 or 106,667 shares of the Company's Class A common stock and includes contingent payments approximating $8.5 million and up to 1.2 million shares of the Company's Class A common stock if certain development and revenue targets are met.

          On April 19, 2002, the Company acquired First Harvest International, LLC, a small dehydrated food manufacturer. The purchase price was approximately $3.5 million.

         The Company's long-term debt consists of 9.7 billion Japanese yen of ten-year senior notes (the "Notes") to The Prudential Insurance Company of America. The Notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning October 2004. As of March 31, 2002, the outstanding balance on the Notes was 9.7 billion Japanese yen, or $73.1 million.

         On May 10, 2001, the Company entered into a $60.0 million revolving credit agreement (the "Revolving Credit Facility") with Bank of America, N.A. and Bank One, N.A. for which Bank of America, N.A. acted as agent. The proceeds may be used for working capital, capital expenditures and other purposes including repurchases of the Company's outstanding shares of Class A common stock. There were no outstanding balances relating to the Revolving Credit Facility as of March 31, 2002. The Revolving Credit Facility was reduced to $45.0 million on May 10, 2002, and will be further reduced to $30.0 million on May 10, 2003. The Revolving Credit Facility is set to expire on May 10, 2004.

          Since August 1998, the board of directors has authorized the Company to repurchase up to $70.0 million of the Company's outstanding shares of Class A common stock. The repurchases are used primarily to fund the Company's equity incentive plans. During the three-month period ended March 31, 2002, the Company repurchased approximately 173,000 shares of Class A common stock for an aggregate price of approximately $1.4 million. As of March 31, 2002, the Company had repurchased a total of approximately 6.8 million shares of Class A common stock for an aggregate price of approximately $60.1 million.

          In February 2002, the board of directors authorized the Company to declare a quarterly cash dividend of $0.06 per share for all classes of common stock. This quarterly cash dividend of $4.9 million was paid on March 27, 2002, to stockholders of record on March 8, 2002. On May 9, 2002, the board of directors authorized the Company to declare a quarterly cash dividend of $0.06 per share to stockholders of record on June 7, 2002 for all classes of common stock to be paid on June 26, 2002. In addition, the Company anticipates that the board of directors will continue to declare quarterly cash dividends throughout the remainder of 2002. Management believes that the cash flows from operations will be sufficient to fund future dividend payments.

          The Company had related party payables of $6.9 million and $7.1 million at March 31, 2002 and December 31, 2001, respectively. In addition, the Company had related party receivables of $12.0 million and $13.0 million, respectively, at those dates. These balances are largely related to the Company's acquisition of Big Planet, Inc. and the acquisition of certain assets of Nu Skin USA, which were completed during 1999 as well as a $6.5 million loan to a significant stockholder, partly collateralized by Company stock. This loan was repaid with shares of the Company's stock on May 3, 2002. For a further discussion of related party transactions, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's definitive Proxy Statement dated April 12, 2002.

          Management considers the Company to be sufficiently liquid to be able to meet its obligations on both a short- and long-term basis. Management currently believes existing cash balances together with future cash flows from operations will be adequate to fund cash needs relating to the implementation of the Company's strategic plans. The majority of the Company's expenses are variable in nature and as such, a potential reduction in the level of revenue would reduce the Company's cash flow needs. However, in the event that the Company's current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet its obligations or strategic needs, the Company would consider raising additional funds in the capital or equity markets or restructuring its current debt obligations. Additionally, the Company would consider realigning its strategic plans, including a reduction in capital spending and a reduction in the level of stock repurchases or dividend payments.

Critical Accounting Policies

          For a complete review of the Company's significant accounting policies and new accounting pronouncements that may impact the Company's results refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company adopted the provisions of Statements of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("SFAS 142") effective January 1, 2002. As a result of a review of all such assets, including Company and independent third party judgment and analysis, operating results for the first quarter of 2002 were impacted by a $2.7 million reduction of amortization of goodwill and other indefinite life intangibles. As of March 31, 2002, the Company had approximately $160 million of unamortized goodwill and other indefinite life intangible assets. SFAS 142 requires that these assets be tested for impairment at least annually in accordance with the provisions of SFAS 142. The transitional impairment tests were completed and did not result in an impairment charge. To the extent an impairment is identified, the Company will record the amount of the impairment as an operating expense in the period in which it is identified.

          As of January 1, 2002, the Company adopted EITF 01-09, which relates to revenue recognition principles as well as the classifications of certain promotional items as cost of goods sold rather than operating expenses. The impact of the adoption of EITF 01-09 did not have a material impact on the Company's financial statements. In the event certain of the Company's expenses, including its distributor incentives, were deemed to be a reduction of revenue rather than an operating expense, the Company's reported revenue would be reduced as would its operating expenses. However, as the Company's compensation plan to its distributors does not provide rebates or selling discounts to distributors who purchase the Company's products and services, management believes that no adjustment to revenue and operating expenses is necessary.

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

As of March 31, 2002	As of March 31, 2001
	Active	Executive	Active	Executive
North Asia	311,000	17,727	287,000	14,994
Southeast Asia	138,000	4,992	104,000	3,110
North America	75,000	2,331	74,000	2,506
Other	26,000	1,028	23,000	839
Total	550,000	26,078	488,000	21,449
	–––––––––––	–––––––––––	–––––––––––	–––––––––––

Currency Risk and Exchange Rate Information

          A majority of the Company's revenue and many of the Company's expenses are recognized primarily outside of the United States except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. Each subsidiary's local currency is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, the Company's reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. In early 2002, the yen depreciated in value relative to the U.S. dollar. If such relative values of the yen continue throughout 2002, the Company's reported revenue and earnings will be negatively impacted.

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

          The Company recognizes all derivatives as either assets or liabilities, with the instruments measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. The Company's foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of March 31, 2002, the Company had $86.5 million of such contracts with expiration dates through April 2003. All such contracts were denominated in Japanese yen. For the three-month period ended March 31, 2002, the Company recorded $2.3 million of gains in operating income, and $35,000 in other comprehensive income related to its forward contracts. Based on the Company's foreign exchange contracts at March 31, 2002, as discussed in Note 4 of the Notes to the Consolidated Financial Statements, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against such contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures of the Company.

Note Regarding Forward-Looking Statements

          With the exception of historical facts, the statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") which reflect the Company's current expectations and beliefs regarding the future results of operations, performance and achievements of the Company. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	the Company's belief that existing cash and cash flow from operations will be adequate to fund cash needs;

•	the expectation that the Company will spend $20 million for capital expenditures during the remainder of 2002; and

•	the anticipation that cash will be sufficient to pay future dividends.

         In addition, when used in this report, the words or phrases, "will likely result," "expects," "anticipates," "will continue," "intends," "plans," "believes," "the Company or management believes," and similar expressions are intended to help identify forward-looking statements.

          The Company wishes to caution readers that various risk and uncertainties could cause the Company's actual results and outcomes to differ materially from those discussed or anticipated, including the risks and uncertainties described below and the risks and uncertainties identified under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which contains a more detailed discussion of the risks and uncertainties related to the Company's business and are incorporated herein by reference. The Company also wishes to advise readers not to place any undue reliance on such forward-looking statements, which reflect the Company's beliefs and expectations only as of the date of this Report. The Company assumes no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in its beliefs or expectations. Important factors, risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)	Because a substantial majority of the Company’s sales are generated from the Asian regions, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by

•	renewed or sustained weakness of Asian economies or consumer confidence, or

•	weakening of foreign currencies, particularly the Japanese yen.

(b)	There is some uncertainty concerning the long-term effect of recent initiatives. There can be no assurance that such initiatives will continue to be successful or that planned initiatives for future periods will have a similar impact. In addition, there is a risk that the implementation of planned and recently announced initiatives and strategies could create renewed confusion or uncertainty among distributors and not increase distributor productivity. In addition, costs associated with these initiatives could be greater than anticipated.

(c)	The ability of the Company to retain its key and executive level distributors or to sponsor new executive distributors is critical to the Company's success. Because the Company's products are distributed exclusively through its distributors, the Company's operating results could be adversely affected if the Company's existing and new business opportunities and products do not generate sufficient economic incentive to retain its existing distributors or to sponsor new distributors on a sustained basis.

(d)	The Company is subject to various laws and regulations throughout the Company's markets, many of which involve a high level of subjectivity and are inherently fact based and subject to interpretation. If the Company's existing business practices or products, or any new initiatives or products, are challenged by any governmental agency or other third party, the Company's revenue and profitability could be negatively impacted.

(e)	Risks associated with the Company's new product offerings and initiatives planned for 2002, including:

•	the risk that such products will not gain market acceptance or meet the Company's expectations,

•	the risk that sales from such product offerings could reduce sales of existing products and not generate significant incremental revenue growth or help increase distributor numbers and productivity,

•	technological problems or legal or regulatory restrictions that might delay or prevent the Company from offering its new products and initiatives into all of its markets or limit the ability of the Company to effectively market such products.

(f)	The network marketing industry and nutritional supplement industry have received negative publicity from time to time in the past. Recently, the nutritional supplement industry has received negative press related to the use of supplements by athletes. The Company similarly has experienced negative publicity from time to time as a participant in these industries. There is a risk that the Company could receive negative publicity in the future related to its marketing practices or new initiatives or products. Any such adverse publicity could negatively impact the ability of the Company to successfully attract new distributors and grow revenue.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

          Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2.     CHANGES IN SECURITES

          On March 6, 2002, the Company issued 106,667 shares of Class A common stock in connection with the acquisition of certain rights in technology. The shares were issued to two stockholders for all of their shares in the Company that had acquired the rights to the technology. The shares were issued in a private transaction to two persons in reliance upon the exemption provided by Section 4(2).

ITEM 3.     DEFAULTS UPON SENIOR SECURITES

          None.

ITEM 4.     SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.     OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Regulation S-K Number	Description

	2.1	Reconstituted Stock Purchase Agreement dated as of March 6, 2002 by and among Worldwide Nutritional Science, Inc., Nutriscan, Inc. and each of the Stockholders of Nutriscan, Inc.

	2.2	Agreement and Plan of Merger as of March 6, 2002 by and among the Company, Niksun Acquisition Corporation, a subsidiary of the Company, and Worldwide Nutritional Science, Inc.

	2.3	Membership Interest Purchase Agreement dated as of April 19, 2002, by and among the Company and the members of First Harvest International, LLC.

(b)		Reports on Form 8-K. One current Report on Form 8-K was filed during the quarter ended March 31, 2002. The Report was filed on February 11, 2002 for a Regulation FD disclosure.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2002.

NU SKIN ENTERPRISES, INC.

By:	/s/ Corey B. Lindley
Corey B. Lindley
Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Reconstituted Stock Purchase Agreement dated as of March 6, 2002 by and among Worldwide Nutritional Science, Inc., Nutriscan, Inc. and each of the Stockholders of Nutriscan, Inc.

2.2	Agreement and Plan of Merger as of March 6, 2002 by and among the Company, Niksun Acquisition Corporation, a subsidiary of the Company, and Worldwide Nutritional Science, Inc.

2.3	Membership Interest Purchase Agreement dated as of April 19, 2002, by and among the Company and the members of First Harvest International, LLC.