Form 10-Q
period 2002-06-30
NU SKIN ENTERPRISES INC
filed 2002-08-14
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	011-12421 (Commission File No.)	87-0565309 (IRS Employer Identification No.)

75 West Center Street Provo, UT 84601 (Address of registrant as specified in its charter) Registrant's telephone number, including area code: (801) 345-6100

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No___

     As of August 6, 2002, 35,460,335 shares of the Company’s Class A Common Stock, $.001 par value per share, and 46,068,084 shares of the Company’s Class B Common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2002 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2002 (Unaudited)	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$ 95,058	$ 75,923
Accounts receivable	24,579	19,318
Related parties receivable	5,065	12,961
Inventories, net	90,287	84,255
Prepaid expenses and other	27,752	45,404
	––––––––––––	––––––––––––
	242,741	237,861

Property and equipment, net	55,942	57,355
Goodwill and other intangible assets, net (Note 7)	181,106	173,573
Other assets	115,644	113,563
	––––––––––––	––––––––––––
Total assets	$ 595,433	$ 582,352
	––––––––––––	––––––––––––
	––––––––––––	––––––––––––

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 19,982	$ 14,733
Accrued expenses	71,117	63,493
Related parties payable	6,524	7,122
	––––––––––––	––––––––––––
	97,623	85,348

Long-term debt	81,178	73,718
Other liabilities	43,442	43,396
	––––––––––––	––––––––––––
Total liabilities	222,243	202,462
	––––––––––––	––––––––––––

Stockholders' equity
Class A common stock - 500,000,000 shares authorized, $.001
par value, 33,958,387 and 33,615,230 shares issued and
outstanding	34	33
Class B common stock - 100,000,000 shares authorized, $.001
par value, 47,612,574 and 48,849,040 shares issued and
outstanding	48	49
Additional paid-in capital	77,019	88,953
Accumulated other comprehensive loss	(65,347)	(49,485)
Retained earnings	361,436	340,340
	––––––––––––	––––––––––––
	373,190	379,890
	––––––––––––	––––––––––––
Total liabilities and stockholders' equity	$ 595,433	$ 582,352
	––––––––––––	––––––––––––
	––––––––––––	––––––––––––

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Revenue	$ 244,924	$ 218,617	$ 461,003	$428,876
Cost of sales	48,629	43,312	92,713	85,827
	––––––––	––––––––	––––––––	––––––––
Gross profit	196,295	175,305	368,290	343,049
	––––––––	––––––––	––––––––	––––––––
Operating expenses:
Distributor incentives	96,567	86,542	179,400	168,376
Selling, general and administrative	69,303	68,569	137,992	141,467
	––––––––	––––––––	––––––––	––––––––
Total operating expenses	165,870	155,111	317,392	309,843
	––––––––	––––––––	––––––––	––––––––
Operating income	30,425	20,194	50,898	33,206
Other income (expense), net	(1,800)	(1,805)	(1,809)	5,154
	––––––––	––––––––	––––––––	––––––––
Income before provision for income
taxes	28,625	18,389	49,089	38,360
Provision for income taxes	10,591	6,804	18,163	14,193
	––––––––	––––––––	––––––––	––––––––

Net income	$ 18,034	$ 11,585	$ 30,926	$ 24,167
	––––––––	––––––––	––––––––	––––––––
	––––––––	––––––––	––––––––	––––––––
Net income per share (Note 2):
Basic	$ .22	$ .14	$ .38	$ .29
Diluted	$ .22	$ .14	$ .37	$ .29
Weighted average common shares
outstanding:
Basic	81,785	83,403	82,085	83,773
Diluted	83,568	84,231	83,439	84,596

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Cash flows from operating activities:
Net income	$ 30,926	$ 24,167
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,772	15,491
Amortization of deferred compensation	--	669
Gain on sale	(1,328)	--
Changes in operating assets and liabilities:
Accounts receivable	(5,261)	(3,091)
Related parties receivable	1,468	796
Inventories, net	(6,032)	(1,837)
Prepaid expenses and other	7,052	(2,626)
Other assets	(3,166)	2,632
Accounts payable	5,249	48
Accrued expenses	7,624	(5,311)
Related parties payable	(598)	(2,133)
Other liabilities	46	1,311
	–––––––––––	–––––––––––

Net cash provided by operating activities	46,752	30,116
	–––––––––––	–––––––––––
Cash flows from investing activities:
Purchase of property and equipment	(8,537)	(7,725)
Purchase of long-term assets (Note 10)	(6,473)	--
	–––––––––––	–––––––––––
Net cash used in investing activities	(15,010)	(7,725)
	–––––––––––	–––––––––––
Cash flows from financing activities:
Exercise of distributor and employee stock options	532	24
Payments of cash dividends	(9,830)	(8,151)
Repurchase of shares of common stock (Note 5)	(6,974)	(10,736)
	–––––––––––	–––––––––––
Net cash used in financing activities	(16,272)	(18,863)
	–––––––––––	–––––––––––
Effect of exchange rate changes on cash	3,665	(6,210)
	–––––––––––	–––––––––––

Net increase (decrease) in cash and cash equivalents	19,135	(2,682)
Cash and cash equivalents, beginning of period	75,923	63,996
	–––––––––––	–––––––––––
Cash and cash equivalents, end of period	$ 95,058	$ 61,314
	–––––––––––	–––––––––––
	–––––––––––	–––––––––––

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements through a large network of independent distributors. The Company also distributes technology and telecommunications products and services through its distributors. The Company reports revenue from four geographic regions: North Asia, which consists of Japan and South Korea; Southeast Asia, which consists of Australia, Hong Kong (including Macau), Malaysia, New Zealand, China, the Philippines, Singapore, Taiwan and Thailand; North America, which consists of the United States and Canada; and Other Markets, which consists of the Company’s markets in Brazil, Europe, Guatemala and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2002, and for the three and six-month periods ended June 30, 2002 and 2001. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data give effect to all potentially dilutive common shares that were outstanding during the periods presented.

3.	DIVIDENDS PER SHARE

In May 2002, the board of directors declared a quarterly cash dividend of $0.06 per share for all classes of common stock. This quarterly cash dividend of approximately $4.9 million was paid on June 26, 2002, to stockholders of record on June 7, 2002.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives as either assets or liabilities, with the instruments measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation.

The Company’s Subsidiaries enter into significant transactions with each other and with third parties which may not be denominated in the respective Subsidiary’s functional currency. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency exchange contracts and through certain intercompany loans of foreign currency. The Company does not use such derivative financial instruments for trading or

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company’s operating results. Gains and losses on certain intercompany loans of foreign currency are recorded as other income or expense in the consolidated statements of income.

At June 30, 2002 and December 31, 2001, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $105.4 million and $55.0 million, respectively, to hedge foreign currency intercompany transactions. All such contracts were denominated in Japanese yen. The net gains on foreign currency cash flow hedges recorded in current earnings were $1.5 million and $3.8 million for the three and six-month periods ended June 30, 2002, respectively, and were $2.0 million and $3.6 million for the three and six-month periods ended June 30, 2001, respectively. Those contracts held at June 30, 2002 have maturities through June 2003 and, accordingly, all unrealized gains on foreign currency cash flow hedges included in other comprehensive income at June 30, 2002 will be recognized in current earnings over the next twelve-month period.

5.	REPURCHASE OF COMMON STOCK

During the three-month periods ended June 30, 2002 and 2001, the Company repurchased approximately 429,000 and 650,000 shares of Class A common stock, respectively, for approximately $5.6 million and $4.9 million, respectively. During the six-month periods ended June 30, 2002 and 2001, the Company repurchased approximately 602,000 and 1,497,000 shares of Class A common stock, respectively, for approximately $7.0 million and $10.7 million, respectively.

6.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and six-month periods ended June 30, 2002 and 2001, were as follows (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Net income	$ 18,034	$ 11,585	$ 30,926	$ 24,167
Other comprehensive loss,
net of tax:
Foreign currency translation
adjustments	(5,849)	(2,188)	(7,574)	(9,718)
Net unrealized gains (losses)
on foreign currency cash
flow hedges	(5,968)	458	(5,933)	4,450
Net gain (loss) reclassified
into current earning	(788)	(1,271)	(2,355)	(2,290)
	–––––––––––	–––––––––––	–––––––––––	–––––––––––
Comprehensive income	$ 5,429	$ 8,584	$ 15,064	$ 16,609
	–––––––––––	–––––––––––	–––––––––––	–––––––––––
	–––––––––––	–––––––––––	–––––––––––	–––––––––––

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS 142”) effective January 1, 2002. Under the new standard, goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

tests. Other intangible assets with finite lives, such as developed technology, will continue to be amortized over their useful lives. The transitional impairment tests were completed and did not result in an impairment charge.

In accordance with SFAS 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three and six-month periods ended June 30, 2001, to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

Three Months Ended June 30, 2001
	Net income (in thousands)	Basic EPS	Diluted
Reported	$ 11,585	$ .14	$ .14
Add: amortization adjustment	1,751.02		.02
	–––––––	–––––––	–––––––
Adjusted	$ 13,336	$ .16	$ .16
	–––––––	–––––––	–––––––
	–––––––	–––––––	–––––––

Six Months Ended June 30, 2001
	Net income (in thousands)	Basic EPS	Diluted EPS
Reported	$ 24,167	$ .29	$ .29
Add: amortization adjustment	3,502.04		.04
	–––––––	–––––––	–––––––
Adjusted	$ 27,669	$ .33	$ .33
	–––––––	–––––––	–––––––
	–––––––	–––––––	–––––––

     Goodwill and other intangible assets as of June 30, 2002, consists of the following (in thousands):

Goodwill and other indefinite life intangible assets:	Carrying Amount
Goodwill	$ 116,791
Trademarks and tradenames
22,350
Marketing rights
12,266
Other
4,081
––––––––
$ 155,488
––––––––
––––––––

Other finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization
Developed technology	$ 22,500	$ 6,429
Other	16,814	7,267
	–––––––	–––––––
	$ 39,314	$ 13,696
	–––––––	–––––––
	–––––––	–––––––

Amortization expense for developed technology and other finite life intangible assets was approximately $0.9 million and $1.7 million for the three and six months ended June 30, 2002, respectively. Annual estimated amortization expense is expected to approximate $2.3 million for each of the five succeeding fiscal years.

8.	SEGMENT INFORMATION

The Company operates by selling products to a global network of independent distributors that operates in a seamless manner from market to market. The Company’s largest expense is the commissions paid on product sales through this distributor network. The Company manages its business primarily by managing this global distribution network. Accordingly, pursuant to SFAS

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

131, the Company believes that it operates a single operating segment. However, the Company recognizes revenue from sales to distributors in four geographic regions: North Asia, Southeast Asia, North America and Other Markets. Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Region:
North Asia	$ 154,242	$ 137,210	$ 285,487	$ 267,169
Southeast Asia	48,951	36,522	92,108	67,307
North America	34,550	38,631	69,573	82,071
Other Markets	7,181	6,254	13,835	12,329
	–––––––––––	–––––––––––	–––––––––––	–––––––––––
Totals	$ 244,924	$ 218,617	$ 461,003	$ 428,876
	–––––––––––	–––––––––––	–––––––––––	–––––––––––
	–––––––––––	–––––––––––	–––––––––––	–––––––––––

Additional information as to the Company’s operations in different geographical areas is set forth below (in thousands):

Revenue
Revenue from the Company’s operations in Japan totaled $136,579 and $126,717 for the three-month periods ended June 30, 2002 and 2001, respectively, and totaled $253,637 and $248,558 for the six-month periods ended June 30, 2002 and 2001, respectively. Revenue from the Company’s operations in the United States totaled $32,487 and $36,808 for the three-month periods ended June 30, 2002 and 2001, respectively, and totaled $65,704 and $78,619 for the six-month periods ended June 30, 2002 and 2001, respectively.

Long-lived assets
Long-lived assets in Japan were $21,776 and $18,863 as of June 30, 2002 and December 31, 2001, respectively. Long-lived assets in the United States were $298,522 and $293,854 as of June 30, 2002 and December 31, 2001, respectively.

9.	NEW PRONOUNCEMENTS

In September 2001, the Emerging Issues Task Force (“EITF”) issued EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,”which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products. The Company adopted EITF 01-09 effective January 1, 2002 and such adoption did not have a significant impact on its financial statements.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,”which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective January 1, 2003. The Company has evaluated the impact of this standard and does not believe its adoption will have a significant effect on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”which addresses the accounting and reporting for the impairment and disposal of long-lived assets. The Company has adopted SFAS 144 effective January 1, 2002 and such adoption did not have a significant effect on its financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.”The Company is currently evaluating the impact of this new guidance.

10.	PURCHASE OF LONG-TERM ASSETS

On March 6, 2002, the Company acquired the exclusive rights to a new diagnostic technology relating to daily nutritional supplementation. The acquisition consisted of cash payments of $4.8 million (including acquisition costs) and the issuance of 106,667 shares of the Company’s Class A common stock valued at approximately $900,000. In addition, the acquisition includes contingent payments approximating $8.5 million and up to 1.2 million shares of the Company’s Class A common stock if certain development and revenue targets are met.

On April 19, 2002, the Company acquired First Harvest International, LLC, a small dehydrated food manufacturer. The acquisition agreement provides for a purchase price of up to $3.5 million. As of June 30, 2002, the Company had made cash payments of approximately $1.6 million, which includes the assumption of certain liabilities.

11.	RELATED PARTY TRANSACTIONS

On May 3, 2002, a $5.0 million loan to a non-management stockholder was repaid, together with accrued interest, with approximately 440,000 shares of the Company’s Class A common stock.

12.	SUBSEQUENT EVENTS

On July 26, 2002, the board of directors declared a quarterly cash dividend of $0.06 per share for all classes of common stock to be paid in September 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following Management’s Discussion and Analysis should be read in conjunction with the Company’s Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2002, and all other Company filings, including Current Reports on Form 8-K, filed with the SEC through the date of this Report.

2002 compared to 2001

     Revenue increased 12% and 8% to $244.9 million and $461.0 million for the three- and six-month periods ended June 30, 2002 from $218.6 million and $428.9 million for the same periods in 2001. This increase was due primarily to local revenue growth throughout the North and Southeast Asia regions. The Company experienced constant currency revenue growth in each of its operating regions other than North America, which resulted in overall constant currency revenue growth of 13% and 12% for the second quarter and first half of 2002 compared to the same prior-year periods. Revenue during the quarter was positively impacted by distributor interest surrounding the announcement of the Company’s plans to expand operations in China, the requirement that distributors qualify as executives in order to participate in the expansion in China, planned product introductions and strategic initiatives.

      Revenue in North Asia increased 12% and 7% to $154.2 million and $285.5 million for the three- and six-month periods ended June 30, 2002, from $137.2 million and $267.2 million for the same periods in 2001. Revenue increased in 2002 in both Japan and South Korea. In Japan, revenue increased 8% and 2% to $136.6 million and $253.6 million for the three- and six-month periods ended June 30, 2002 from $126.7 million and $248.6 million for the same periods in 2001. In local currency, revenue in Japan increased 12% and 10% for the second quarter and first half of 2002 compared to the same prior-year periods. Revenue growth in Japan was driven by a 12% increase in executive distributors in Japan, continued leveraging of technology tools for distributors, as well as by successful product introductions and growth in automated orders. Reported U.S. dollar results reflect the impact of currency fluctuations. The weakening of the Japanese yen during the first half of 2002 compared to the same prior-year period negatively impacted first quarter 2002 revenue results in Japan by 12% and second quarter 2002 revenue results in Japan by approximately 4% when compared to the same quarters in the prior year. In South Korea, revenue increased 69% and 72% to $17.7 million and $31.9 million for the three- and six-month periods ended June 30, 2002 from $10.5 million and $18.6 million for the same periods in 2001. Revenue growth in South Korea was driven by a 59% increase in executive distributors as well as successful product introductions. In local currency, revenue in South Korea increased 63% and 70% for the second quarter and first half of 2002 compared to the same prior-year periods.

     Revenue in Southeast Asia increased 34% and 37% to $49.0 million and $92.1 million for the three- and six-month periods ended June 30, 2002 from $36.5 million and $67.3 million for the same periods in 2001. This increase in revenue was due to revenue growth of Singapore and Malaysia to $16.8 million and $32.4 million for the three- and six-month periods ended June 30, 2002 from $8.6 million and $13.3 million for the same prior-year periods, respectively, following the opening of operations in Singapore in December 2000 and the opening of operations in Malaysia in November 2001. In addition, revenue in Taiwan increased 11% and 3% to $19.9 million and $36.6 million for the three- and six-month periods ended June 30, 2002 from $18.0 million and $35.5 million for the same periods in 2001. Revenue growth in Taiwan was driven by a 13% increase in executive distributors as well as distributor enthusiasm throughout the Southeast Asia region resulting from the opening of Malaysia and planned expansion of operations in China.

     Revenue in North America, consisting of the United States and Canada, decreased 10% and 15% to $34.6 million and $69.6 million for the three- and six-month periods ended June 30, 2002 from $38.6 million and $82.1 million for the same periods in 2001. Revenue in the United States decreased 12% and 16% to $32.5 million and $65.7 million for the three- and six-month periods ended June 30,

2002 from $36.8 million and $78.6 million for the same prior-year periods. This decrease in revenue is due in part to a convention held in the United States in February 2001, which generated approximately $5.0 million in revenue for the first quarter of 2001 from sales to international distributors attending the convention, which was not repeated during the first half of 2002. Additionally, this decrease in the second quarter is due to reduced sales of low margin Big Planet products and services, which include the Company’s Internet service and telecommunications products, during the first half of 2002 compared to the same prior-year period. The decrease reflects the Company’s strategy of de-emphasizing low margin products to increase overall Company profitability.

     Revenue in the Company’s other markets, which include its European and Latin American operations, increased 14% and 12% to $7.2 million and $13.8 million for the three- and six-month periods ended June 30, 2002 from $6.3 million and $12.3 million for the same periods in 2001. This increase in revenue is due to an 18% and 15% increase in revenue in Europe for the second quarter and first half of 2002 compared with the same prior-year periods.

     Gross profit as a percentage of revenue remained constant at 80.2% for the three-month periods ended June 30, 2002 and 2001 and slightly decreased to 79.9% for the six-month period ended June 30, 2002 from 80.0% for the same prior-year period. The negative impact of fluctuations in foreign currencies and the positive impact of decreases of revenue related to low margin Big Planet products and services combined to hold gross margins constant. The Company purchases a significant majority of goods in U.S. dollars and recognizes revenue in local currencies. Consequently, the Company is subject to exchange rate risks in its gross margins.

     Distributor incentives as a percentage of revenue decreased to 39.4% and 38.9% for the three and six-month periods ended June 30, 2002 compared to 39.6% and 39.3% for the same prior-year periods, respectively. This decrease in distributor incentives as a percentage of revenue is a result of the Company’s minor compensation plan enhancements intended to focus commission dollars on programs benefiting the distributors and distributor leaders who are most active in generating revenue for the Company.

     Selling, general and administrative expenses as a percentage of revenue decreased to 28.3% and 29.9% for the three- and six-month periods ended June 30, 2002 compared to 31.4% and 33.0% for the same prior-year periods. In U.S. dollar terms, selling, general and administrative expenses slightly increased to $69.3 million for the three-month period ended June 30, 2002, compared to $68.6 million for the same period in the prior year. For the six-month periods, selling, general and administrative expenses decreased to $138.0 million in 2002 from $141.5 million in 2001. The decreases in percentage terms as well as in U.S. dollar amounts for the six-month periods were due primarily to the additional $5.0 million of expenses recorded in the first quarter of 2001 in connection with an international distributor convention, a reduction of $2.7 million and $5.5 million in amortization of intangibles relating to the implementation of SFAS 142 in the first and second quarters of 2002, and the Company’s cost-saving technology and automated reordering initiatives resulting in reduced labor costs. These decreases were partially offset by the $2.5 million of expenditures related to the Company’s sponsorship of the 2002 Winter Olympic Games in Salt Lake City in the first quarter of 2002. The Company also expects to incur approximately $5 million in expenses in the third quarter of 2002 related to its international distributor convention to be held in September.

      Other income (expense), net remained constant at $1.8 million for the three-month periods ended June 30, 2002 and 2001. This net expense related primarily to losses of approximately $4.1 million in 2002 that resulted from the exchange of intercompany payables and receivables as well as the exchange of yen-based bank debt into U.S. dollars for financial reporting purposes, which was partially offset by a $1.3 million gain from the sale of an interest in the Company’s Malaysian subsidiary as required by Malaysian regulations. Other income (expense), net decreased $7.0 million for the six-month period ended June 30, 2002, resulting in net other expense of $1.8 million compared to the same period in the prior year. This decrease related primarily to foreign currency losses resulting from the weakening of the U.S. dollar in 2002 as well as the foreign currency gains recorded in the first quarter of 2001.

     Provision for income taxes increased to $10.6 million and $18.2 million for the three and six-month periods ended June 30, 2002 from $6.8 million and $14.2 million for the same prior-year periods. This increase was largely due to the increases in operating income as compared to the same prior-year periods, as the effective tax rate remained at 37.0% of pre-tax income.

     Net income increased to $18.0 million and $30.9 million for the three- and six-month periods ended June 30, 2002 from $11.6 million and $24.2 million for the same prior-year periods. Net income increased primarily because of the factors noted above in “revenue”, “gross profit”, “distributor incentives” and “selling, general and administrative” and was somewhat offset by the factors noted in “other income (expense), net” and “provision for income taxes” above.

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

     The Company typically generates positive cash flow from operations due to favorable gross margins, the variable nature of distributor incentives, which comprise a significant percentage of operating expenses, and minimal capital requirements. The Company generated $46.8 million in cash from operations during the six-month period ended June 30, 2002 compared to $30.1 million during the six months ended June 30, 2001. This increase in cash generated from operations in 2002 compared to the same prior-year period is primarily related to increased operating profits as well as reduced taxes paid in 2002 versus 2001, in part due to the utilization of foreign tax credits, and was somewhat offset by purchases of inventory for operations in Japan, the Company’s largest market.

     As of June 30, 2002, working capital was $145.1 million compared to $152.5 million as of December 31, 2001. Cash and cash equivalents at June 30, 2002 and December 31, 2001, were $95.1 million and $75.9 million, respectively. This increase in cash was due to the profitability of operations, which more than offset share repurchases and dividend payments during the second quarter of 2002.

     On March 6, 2002, the Company paid $4.8 million, including transaction costs, to acquire a portable laser-based tool that measures specific physical impacts of taking dietary supplements. In addition to the cash payment, the purchase price also included the issuance of 106,667 shares of the Company’s Class A common stock valued at approximately $900,000, and includes contingent payments approximating $8.5 million and up to 1.2 million additional shares of the Company’s Class A common stock if specific development and revenue targets are met. On April 19, 2002, the Company acquired First Harvest International, LLC, a small dehydrated food manufacturer. The acquisition agreement provides for a purchase price of up to $3.5 million. As of June 30, 2002, the Company had made cash payments of approximately $1.6 million, which includes the assumption of certain liabilities. Products manufactured by First Harvest will be sold by the Company and will also be used in implementing a new humanitarian initiative for distributors.

     Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $8.5 million for the six-month period ended June 30, 2002. In addition, the Company anticipates additional capital expenditures in 2002 of approximately $14 million to further enhance its infrastructure, including enhancements to computer systems and Internet-related software in order to extend its Internet capabilities and further expansion of the Company’s retail stores and related infrastructure in China.

     The Company’s long-term debt consists of 9.7 billion Japanese yen-denominated ten-year senior notes, referred to as the notes, issued to The Prudential Insurance Company of America. The notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning October 2004. As of June 30, 2002, the outstanding balance on the notes was 9.7 billion Japanese yen, or $81.2 million.

     On May 10, 2001, the Company entered into a $60.0 million revolving credit agreement (the “Revolving Credit Facility”) with Bank of America, N.A. and Bank One, Utah N.A. for which Bank of America, N.A. acted as agent. The proceeds may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. There were no significant outstanding balances relating to the Revolving Credit Facility as of June 30, 2002. The Revolving Credit Facility was reduced to $45.0 million on May 10, 2002, and will be further reduced to $30.0 million on May 10, 2003. The Revolving Credit Facility is set to expire on May 10, 2004. The Japanese notes and the Revolving Credit Facility are both secured by a guaranty of the Company’s material Subsidiaries and by a pledge of 66% of the outstanding stock of Nu Skin Japan.

     Since August 1998, the board of directors has authorized the Company to repurchase up to $90.0 million of the Company’s outstanding shares of Class A common stock. The repurchases are used primarily to fund the Company’s equity incentive plans. During the three and six months ended June 30, 2002, the Company repurchased 429,000 and 602,000 shares of its Class A common stock for an aggregate price of approximately $5.6 million and $7.0 million, respectively. As of June 30, 2002, the Company had repurchased a total of approximately 7.3 million shares of its Class A common stock for an aggregate price of approximately $65.8 million.

     In May 2002, the board of directors declared a quarterly cash dividend of $0.06 per share for all classes of common stock. This quarterly cash dividend of $4.9 million was paid on June 26, 2002, to stockholders of record on June 7, 2002. Additionally, on July 26, 2002, the board of directors declared a quarterly cash dividend of $0.06 per share for all classes of common stock to be paid in September 2002. Management believes that cash flow from operations will be sufficient to fund its future dividend payments. However, the declaration of dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including the Company’s net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company’s board of directors.

     The Company had related party payables of $6.5 million and $7.1 million at June 30, 2002 and December 31, 2001, respectively. In addition, the Company had related party receivables of $5.1 million and $13.0 million, respectively, on those dates. These balances are largely related to the Company’s acquisition of Big Planet, Inc. and the acquisition of certain assets of Nu Skin USA, which were completed during 1999. The decrease in related party receivables was due to the repayment of a $6.4 million shareholder loan. This loan was repaid with shares of the Company’s stock on May 3, 2002. In addition, the Company leases corporate warehouse and office space from certain related parties and also provides services to certain executive officers.

     Management believes the Company has sufficient liquidity to meet its obligations on both a short- and long-term basis. Management currently believes that existing cash balances together with future cash flows from operations will be adequate to fund the cash needs relating to the implementation of the Company’s strategic plans. The majority of the Company’s expenses are variable in nature and as such, a potential reduction in the level of revenue would reduce the Company’s cash flow needs. However, in the event that the Company’s current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet its obligations or strategic needs, the Company would consider raising additional funds in the debt or equity markets or restructuring its current debt obligations. Additionally, the Company would consider realigning its strategic plans including a reduction in capital spending and a reduction in the level of stock repurchases or dividend payments.

Critical Accounting Policies

     The following critical accounting policies and estimates should be read in conjunction with the Company’s significant accounting policies and new accounting pronouncements in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2001. Management considers the most critical accounting policies to be recognition of revenue, accounting for the impact of foreign currencies and accounting for income taxes. In each of these areas, management makes estimates based on historical results, current trends and future projections. The Company operates in 34 countries and generates the majority of its revenue and income in foreign currencies in international markets. Consequently, fluctuations in foreign currencies, particularly the Japanese yen, will have a significant impact on reported results. The Company believes that it applies appropriate financial standards in its consolidation process to properly account for these types of fluctuations. In addition, the Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between its foreign affiliates and the Company. Deferred tax assets and liabilities are created in this process and the Company records these tax obligations in accordance with appropriate accounting standards as explained in the notes to its consolidated financial statements.

     The Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. As a result of a review of all such assets, operating results for the three- and six-month periods ended June 30, 2002, were impacted by a $2.7 million and $5.5 million reduction of amortization of goodwill and other indefinite-life intangibles, respectively. As of June 30, 2002, the Company had approximately $155 million of unamortized goodwill and other indefinite-life intangible assets. SFAS 142 requires that these assets be tested for impairment at least annually in accordance with its provisions. The transitional impairment tests were complete and did not result in an impairment charge. To the extent an impairment is identified, the Company will record the amount of the impairment as an operating expense in the period in which it is identified.

     As of January 1, 2002, the Company adopted EITF 01-09, which relates to revenue recognition principles as well as the classifications of certain promotional items as cost of goods sold rather than operating expenses. The impact of the adoption of EITF 01-09 did not have a material impact on its financial statements. In the event certain of the Company’s expenses, including distributor incentives, were deemed to be reductions of revenue rather than operating expenses, its reported revenue would be reduced as would its operating expenses. However, since the Company’s global distributor compensation plan does not provide rebates or selling discounts to distributors who purchase its products and services, management believes that no adjustment to reported revenue and operating expenses is necessary.

Seasonality

     In addition to general economic factors, the direct selling industry is impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on that quarter. Management believes that direct selling in Japan, the United States and Europe is also generally negatively impacted during the month of August, which is in the Company’s third quarter, when many individuals, including the Company’s distributors, traditionally take vacations.

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

	As of June 30, 2002		As of June 30, 2001
	Active	Executive	Active	Executive
North Asia	324,000	18,451	299,000	15,997
Southeast Asia	146,000	5,422	113,000	3,593
North America	73,000	2,350	75,000	2,434
Other	27,000	970	23,000	880
	–––––––––	–––––––––	–––––––––	–––––––––
Total	570,000	27,193	510,000	22,904
	–––––––––	–––––––––	–––––––––	–––––––––
	–––––––––	–––––––––	–––––––––	–––––––––

Currency Risk and Exchange Rate Information

     A majority of the Company’s revenue and many of the Company’s expenses are recognized primarily outside of the United States, except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. Each subsidiary’s local currency is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, the Company’s reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. For example, in 2001, the Japanese yen significantly weakened, which reduced the Company’s operating results on a U.S. dollar reported basis. The Company’s 2002 operating results could be similarly harmed if the Japanese yen weakens from current levels. Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on the Company’s future business, product pricing, results of operations or financial condition.

     The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through its Japanese yen denominated debt. The Company does not use derivative financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on its operating results.

     The Company’s foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of June 30, 2002, the Company had $105.4 million of these contracts with expiration dates through June 2003. All of these contracts were denominated in Japanese yen. For the three months and six months ended June 30, 2002, the Company recorded $1.5 million and $3.8 million, respectively, of gains on operating income, and $6.0 million of losses in other comprehensive income for the three and six-months ended June 30, 2002, related to its forward contracts. Based on the Company’s foreign exchange contracts at June 30, 2002, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which the Company is subject.

Note Regarding Forward-Looking Statements

     With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) which reflect the Company’s current expectations and beliefs regarding the future results of operations, performance and achievements of the Company. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	the Company’s belief that exisiting cash and cash flow from operations will be adequate to fund cash needs;

•	the Company’s expectation that the Company will spend $14 million for capital expenditures during the remainder of 2002; and

•	the anticipation that cash will be sufficient to pay future dividends.

     In addition, when used in this report, the words or phrases, “will likely result,” “expects,” “anticipates,” “will continue,” “intends,” “plans,” “believes,” “the Company or management believes,” and similar expressions are intended to help identify forward-looking statements.

     The Company wishes to caution readers that various risk and uncertainties could cause the Company’s actual results and outcomes to differ materially from those discussed or anticipated, including the risks and uncertainties described in Exhibit 99.1 and incorporated herein by reference. The Company also wishes to advise readers not to place undue reliance on these forward-looking statements, which reflect the Company’s beliefs and expectations only as of the date of this Report. The Company assumes no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in its beliefs or expectations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled “Currency Risk and Exchange Rate Information” in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and also in Note 4 to the Financial Statements contained in Item 1 of Part I.

PART II.       OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2.      CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Stockholders was held on May 9, 2002. At the Annual Meeting, Blake M. Roney, Steven J. Lund, Sandra N. Tillotson, Brooke B. Roney, Max L. Pinegar, E.J. “Jake” Garn, Paula F. Hawkins, Daniel W. Campbell, Andrew D. Lipman, and Takashi Bamba were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors are duly elected. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management’s director nominees. The following chart reflects the vote tabulation with respect to each direct nominee. The figures reported reflect votes cast by holders of the Company’s Class A common stock and Class B common stock. Each share of Class A common stock entitles its holder to one vote, and each share of Class B common stock entitles its holder to ten votes.

Name of Director Nominee	Votes For	Votes Withheld
Blake M. Roney	467,961,198	1,672,482
Steven J. Lund	467,961,198	1,672,482
Sandra N. Tillotson	467,961,198	1,672,482
Brooke B. Roney	467,961,198	1,672,482
Max L. Pinegar	467,961,198	1,672,482
E.J. "Jake" Garn	469,184,398	449,282
Paula F. Hawkins	469,184,398	449,282
Daniel W. Campbell	469,184,398	449,282
Andrew D. Lipman	469,184,398	449,282
Takashi Bamba	467,961,198	1,672,482

     The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants, with 496,243,861 votes being cast for, 384,141 votes being cast against, and 5,678 abstentions.

ITEM 5.       OTHER INFORMATION

     Risk factors set forth in Exhibit 99.1 are incorporated herein by reference.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Regulation S-K Number	Description
10.1	Addendum to Distributor Agreement dated as of March 18, 1986 by and among Nu Skin International, Inc., Clara and James McDermott, Craig Tillotson and Craig Bryson (incorporated by reference to Exhibit No. 10.50 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed July 22, 2002).

10.2	Deferred Compensation Plan dated as of October 16, 2000 between Nu Skin International, Inc. and Max L. Pinegar (Incorporated by reference to Exhibit No. 10.51 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed July 22, 2002).

10.3	First Amendment to Note Purchase Agreement between Nu Skin Enterprises, Inc. and The Prudential Insurance Company of America dated May 1, 2002

10.4	Stock Purchase Agreement between Nedra Roney and Nu Skin Enterprises, Inc. dated May 3, 2002

10.5	Sale & Purchase Agreement between Nu Skin Enterprises, Inc. and Datuk Mohd Nadzmi Bin Mohd Salleh entered into the 25th day of June, 2002 to be effective September 28, 2001.

10.6	Supplemental Agreement to the Sale and Purchase of Shares Agreement dated August 17, 2001 between Nu Skin Enterprises, Inc, and Mr. Kiow Kim Yoon

10.7	Management Services Agreement dated June 20, 2002 between Nu Skin International Management Group, Inc. and Nu Skin (Malaysia) Sdn Bhd

10.8	Distribution Agreement dated June 20, 2002 between Nu Skin Enterprises Hong Kong, Inc. and Nu Skin (Malaysia) Sdn Bhd

10.9	Trademark Licensing Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd

10.10	License Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd

10.11	Supplemental Agreement to the Sale and Purchase of Shares Agreement between Nu Skin Enterprises, Inc and Dato' Mohd Nadzmi Bin Mohd Salleh

10.12	Form of Memorandum of Charge entered into by Nu Skin Enterprises, Inc and Dato' Mohd Nadzmi Bin Kohd Salleh and Nu Skin Enterprises, Inc. and Kiow Kim Yoon, Frankie

99.1	Risk Factors

(b)	Reports on Form 8-K. The Company filed Current Reports on Form 8-K on April 19, 2002 relating to the Company's proposed expansion in China.

   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2002

NU SKIN ENTERPRISES, INC

By: /s/ Corey B. Lindley
Corey B. Lindley
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Addendum to Distributor Agreement dated as of March 18, 1986 by and among Nu Skin International, Inc., Clara and James McDermott, Craig Tillotson and Craig Bryson (incorporated by reference to Exhibit No. 10.50 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed July 22, 2002).

10.2	Deferred Compensation Plan dated as of October 16, 2000 between Nu Skin International, Inc. and Max L. Pinegar (Incorporated by reference to Exhibit No. 10.51 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed July 22, 2002).

10.3	First Amendment to Note Purchase Agreement between Nu Skin Enterprises, Inc. and The Prudential Insurance Company of America dated May 1, 2002

10.4	Stock Purchase Agreement between Nedra Roney and Nu Skin Enterprises, Inc. dated May 3, 2002

10.5	Sale & Purchase Agreement between Nu Skin Enterprises, Inc. and Datuk Mohd Nadzmi Bin Mohd Salleh entered into the 25th day of June, 2002 to be effective September 28, 2001.

10.6	Supplemental Agreement to the Sale and Purchase of Shares Agreement dated August 17, 2001 between Nu Skin Enterprises, Inc, and Mr. Kiow Kim Yoon

10.7	Management Services Agreement dated June 20, 2002 between Nu Skin International Management Group, Inc. and Nu Skin (Malaysia) Sdn Bhd

10.8	Distribution Agreement dated June 20, 2002 between Nu Skin Enterprises Hong Kong, Inc. and Nu Skin (Malaysia) Sdn Bhd

10.9	Trademark Licensing Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd

10.10	License Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd

10.11	Supplemental Agreement to the Sale and Purchase of Shares Agreement between Nu Skin Enterprises, Inc and Dato' Mohd Nadzmi Bin Mohd Salleh

10.12	Form of Memorandum of Charge entered into by Nu Skin Enterprises, Inc and Dato' Mohd Nadzmi Bin Kohd Salleh and Nu Skin Enterprises, Inc. and Kiow Kim Yoon, Frankie

99.1	Risk Factors