Form 10-Q
period 2002-09-30
NU SKIN ENTERPRISES INC
filed 2002-11-13
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	011-12421 (Commission File No.)	87-0565309 (IRS Employer Identification No.)

75 West Center Street Provo, UT 84601 (Address of principal executive offices) Registrant's telephone number, including area code: (801) 345-6100

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

         As of November 1, 2002, 35,634,967 shares of the Company's Class A common stock, $.001 par value per share, and 45,734,493 shares of the Company's Class B common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2002 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

Nu Skin, Pharmanex, Big Planet, Nu Skin 180º and LifePak are trademarks of Nu Skin Enterprises, Inc. or its Subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2002 (Unaudited)	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$ 105,411	$ 75,923
Accounts receivable	22,454	19,318
Related parties receivable	1,154	12,961
Inventories, net	87,103	84,255
Prepaid expenses and other	29,945	45,404
	246,067	237,861

Property and equipment, net	54,075	57,355
Goodwill and other intangible assets, net (Note 7)	181,394	173,573
Other assets	113,462	113,563
Total assets	$ 594,998	$ 582,352
	––––––––––––	––––––––––––

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 15,104	$ 14,733
Accrued expenses	74,199	63,493
Related parties payable	144	7,122
	89,447	85,348

Long-term debt	79,731	73,718
Other liabilities	43,332	43,396
Total liabilities	212,510	202,462

Stockholders' equity
Class A common stock - 500,000,000 shares authorized,
$.001 par value, 35,698,676 and 33,615,230 shares
issued and outstanding	36	33
Class B common stock - 100,000,000 shares authorized,
$.001 par value, 45,740,952 and 48,849,040 shares
issued and outstanding	46	49
Additional paid-in capital	75,410	88,953
Accumulated other comprehensive loss	(65,492)	(49,485)
Retained earnings	372,488	340,340
	382,488	379,890
Total liabilities and stockholders' equity	$ 594,998	$ 582,352
	––––––––––––	––––––––––––

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended Sept. 30, 2002	Three Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2001

Revenue	$ 252,864	$ 224,185	$ 713,867	$ 653,061
Cost of sales	49,689	45,861	142,402	131,688

Gross profit	203,175	178,324	571,465	521,373

Operating expenses
Distributor incentives	101,942	88,217	281,342	256,593
Selling, general and
administrative	75,284	70,454	213,276	211,921

Total operating expenses	177,226	158,671	494,618	468,514

Operating income	25,949	19,653	76,847	52,859
Other income (expense), net	(640)	245	(2,449)	5,399

Income before provision
for income taxes	25,309	19,898	74,398	58,258
Provision for income taxes	9,364	7,362	27,527	21,555

Net income	$ 15,945	$ 12,536	$ 46,871	$ 36,703
	–––––––––––	–––––––––––	–––––––––––	–––––––––––

Net income per share (Note 2):
Basic	$ ..20	$ ..15	$ ..57	$ ..44
Diluted	$ ..19	$ ..15	$ ..56	$ ..44

Weighted average common shares outstanding:
Basic	81,459	82,846	81,875	83,465
Diluted	83,028	83,498	83,301	84,105

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Cash flows from operating activities:
Net income	$ 46,871	$ 36,703
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	16,314	23,609
Amortization of deferred compensation	—	725
Gain on sale	(1,328)	(2,328)
Changes in operating assets and liabilities:
Accounts receivable	(3,136)	(4,235)
Related parties receivable	5,379	409
Inventories, net	(2,848)	(1,062)
Prepaid expenses and other	4,859	(1,602)
Other assets	(2,414)	3,344
Accounts payable	371	1,848
Accrued expenses	10,706	(7,297)
Related parties payable	(6,978)	(2,022)
Other liabilities	(64)	1,453

Net cash provided by operating activities	67,732	49,545

Cash flows from investing activities:
Purchase of property and equipment	(13,295)	(11,612)
Purchase of long-term asset (Note 10)	(6,473)	—

Net cash used in investing activities	(19,768)	(11,612)

Cash flows from financing activities:
Exercise of distributor and employee stock options	658	35
Payments of cash dividends	(14,723)	(12,304)
Repurchase of shares of common stock (Note 5)	(8,709)	(14,259)

Net cash used in financing activities	(22,774)	(26,528)

Effect of exchange rate changes on cash	4,298	(9,530)

Net increase in cash and cash equivalents	29,488	1,875

Cash and cash equivalents, beginning of period	75,923	63,996

Cash and cash equivalents, end of period	$ 105,411	$ 65,871
	––––––––––––	––––––––––––

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2002, and for the three and nine-month periods ended September 30, 2002 and 2001. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.     NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data give effect to all potentially dilutive common shares that were outstanding during the periods presented.

3.     DIVIDENDS PER SHARE

In July 2002, the board of directors declared a quarterly cash dividend of $0.06 per share for all classes of common stock. This quarterly cash dividend of approximately $4.9 million was paid on September 25, 2002, to stockholders of record on September 6, 2002.

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

At September 30, 2002 and December 31, 2001, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $92.0 million and $55.0 million, respectively, to hedge foreign currency intercompany transactions. All such contracts were denominated in Japanese yen. The net gains on foreign currency cash flow hedges recorded in current earnings were $0.8 million and $4.6 million for the three and nine-month periods ended September 30, 2002, respectively, and were $1.1 million and $4.7 million for the three and nine-month periods ended September 30, 2001, respectively. Those contracts held at September 30, 2002 have maturities through June 2003 and, accordingly, all unrealized gains on foreign currency cash flow hedges included in other comprehensive income at September 30, 2002 will be recognized in current earnings over the next twelve-month period.

5.     REPURCHASE OF COMMON STOCK

During the three-month periods ended September 30, 2002 and 2001, the Company repurchased approximately 150,000 and 480,000 shares of Class A common stock, respectively, for approximately $1.7 million and $3.5 million, respectively. During the nine-month periods ended September 30, 2002 and 2001, the Company repurchased approximately 752,000 and 1,977,000 shares of Class A common stock, respectively, for approximately $8.7 million and $14.2 million, respectively.

6.     COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and nine-month periods ended September 30, 2002 and 2001, were as follows (in thousands):

	Three Months Ended Sept. 30, 2002	Three Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2001
Net income	$ 15,945	$ 12,536	$ 46,871	$ 36,703

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,225)	(5,307)	(8,799)	(14,111)
Net unrealized gains (losses)
on foreign currency cash flow hedges	1,586	(418)	(4,347)	3,116
Net gain reclassified into current earnings	(506)	(712)	(2,861)	(3,001)
Comprehensive income	$ 15,800	$ 6,099	$ 30,864	$ 22,707
	–––––––––––	–––––––––––	–––––––––––	–––––––––––

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

In accordance with SFAS 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three and nine-month periods ended September 30, 2001, to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

Three Months Ended September 30, 2001
	Net Income (in thousands)	Basic EPS	Diluted EPS

Reported	$ 12,536	$ ..15	$ ..15
Add: amortization adjustment	1,660	..02	..02
Adjusted	$ 14,196	$ ..17	$ ..17
	–––––––––––––	–––––––––––––	–––––––––––––

Nine Months Ended September 30, 2001
	Net Income (in thousands)	Basic EPS	Diluted EPS

Reported	$ 36,703	$ ..44	$ ..44
Add: amortization adjustment	5,162	..06	..06
Adjusted	$ 41,865	$ ..50	$ ..50
	–––––––––––––	–––––––––––––	–––––––––––––

Goodwill and other intangible assets as of September 30, 2002 consists of the following (in thousands):

Goodwill and other indefinite life intangible assets:	Carrying Amount
Goodwill	$ 117,736
Trademarks and tradenames	22,391
Marketing rights	12,266
Other	4,081
$ 156,474
–––––––––––––

Other finite life intangible assets	Gross Carrying Amount	Accumulated Amortization
Developed technology	$ 22,500	$ 6,635
Other	16,834	7,779
	$ 39,334	$ 14,414
	–––––––––––––	–––––––––––––

Amortization expense for developed technology and other finite life intangible assets was approximately $0.9 million and $2.6 million for the three and nine months ended September 30, 2002, respectively. Annual estimated amortization expense is expected to approximate $2.3 million for each of the five succeeding fiscal years.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

	Three Months Ended Sept. 30, 2002	Three Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2001
Region:
North Asia	$ 154,383	$ 141,410	$ 439,870	$ 408,579
Southeast Asia	51,245	39,820	143,353	107,127
North America	40,536	36,681	110,109	118,752
Other Markets	6,700	6,274	20,535	18,603
Totals	$ 252,864	$ 224,185	$ 713,867	$ 653,061
	–––––––––––	–––––––––––	–––––––––––	–––––––––––

Additional information as to the Company’s operations in different geographical areas is set forth below (in thousands):

Revenue
Revenue from the Company’s operations in Japan totaled $138,201 and $128,710 for the three-month periods ended September 30, 2002 and 2001, respectively, and totaled $391,838 and $377,268 for the nine-month periods ended September 30, 2002 and 2001, respectively. Revenue from the Company’s operations in the United States totaled $38,156 and $34,938 for the three-month periods ended September 30, 2002 and 2001, respectively, and totaled $103,860 and $113,557 for the nine-month periods ended September 30, 2002 and 2001, respectively.

Long-lived assets
Long-lived assets in Japan were $20,302 and $18,863 as of September 30, 2002 and December 31, 2001, respectively. Long-lived assets in the United States were $311,611 and $293,854 as of September 30, 2002 and December 31, 2001, respectively.

9.     NEW PRONOUNCEMENTS

In September 2001, the Emerging Issues Task Force (“EITF”) issued EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products. The Company adopted EITF 01-09 effective January 1, 2002 and such adoption did not have a significant impact on its financial statements.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective January 1, 2003. The Company has evaluated the impact of this standard and does not believe its adoption will have a significant effect on its financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the accounting and reporting for the impairment and disposal of long-lived assets. The Company has adopted SFAS 144 effective January 1, 2002 and such adoption did not have a significant effect on its financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” The Company does not believe its adoption will have a significant effect on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company has evaluated the impact of this standard and does not believe its adoption will have a significant effect on its financial statements.

10.     PURCHASE OF LONG-TERM ASSET

On March 6, 2002, the Company acquired the exclusive rights to a new laser technology related to measuring the biological impact of nutritional supplementation. The acquisition consisted of cash payments of the $4.8 million (including acquisition costs) and the issuance of 106,667 shares of the Company’s Class A common stock valued at approximately $900,000. In addition, the acquisition includes contingent payments up to $8.5 million and up to 1.2 million shares of the Company’s Class A common stock if certain development and revenue targets are met.

On April 19, 2002, the Company acquired First Harvest International, LLC, a small dehydrated food manufacturer. The acquisition agreement provides for a purchase price of up to $3.5 million. As of September 30, 2002, the Company had made cash payments of approximately $1.6 million, which includes the assumption of certain liabilities.

11.     RELATED PARTY TRANSACTIONS

On May 3, 2002, a $5.0 million loan to a non-management stockholder, entered into in 1997, was repaid, together with accrued interest, with approximately 440,000 shares of the Company’s Class A common stock.

On August 14, 2002, the Company paid the remaining balance (approximately $6.0 million) of the promissory note issued by the Company to a related party in connection with the Company’s acquisition of Big Planet, Inc. in 1999. In addition, the Company negotiated a settlement of a receivable from a related party by accepting a cash payment of $2.4 million to satisfy an obligation related to outstanding distributor stock options, which obligation was previously payable upon exercise of each outstanding stock option.

12.     SUBSEQUENT EVENTS

On October 22, 2002, the board of directors declared a quarterly cash dividend of $0.06 per share for all classes of common stock to be paid in December 2002.

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

2002 compared to 2001

         Revenue increased 13% and 9% to $252.9 million and $713.9 million for the three- and nine-month periods ended September 30, 2002 from $224.2 million and $653.1 million for the same periods in 2001. This increase was due primarily to growth in the North and Southeast Asia regions. Foreign currency fluctuations positively impacted reported revenue for the third quarter of 2002, but negatively impacted revenue for the nine-month period ending September 30, 2002. Eliminating the impact of foreign currency fluctuations would have resulted in overall constant currency revenue growth of 10% and 11% for the third quarter of 2002 and the nine months ended September 30, 2002 compared to the same prior-year periods. The Company’s international distributor convention held in September 2002, continued distributor interest in participating in the Company’s plans to expand operations in China and the requirement that distributors qualify as executives in order to participate in China, planned product introductions and strategic initiatives also contributed to the growth in revenue. Revenue during the quarter in foreign markets, including Japan and South Korea, was negatively impacted by sales to distributors from those markets who attended the international distributor convention held in the United States. Such sales were recorded in North American revenue.

          Revenue in North Asia increased 9% and 8% to $154.4 million and $439.9 million for the three- and nine-month periods ended September 30, 2002, from $141.4 million and $408.6 million for the same periods in 2001. In Japan, revenue increased 7% and 4% to $138.2 million and $391.8 million for the three- and nine-month periods ended September 30, 2002 from $128.7 million and $377.3 million for the same prior-year periods. In local currency, revenue in Japan increased 5% and 8% for the three- and nine-month periods ended September 30, 2002 compared to the same prior-year periods. Revenue growth in Japan was driven by continued leveraging of technology tools for distributors, which the Company believes has helped to better attract and retain distributors and customers, as well as by successful product introductions and growth in automated orders. Reported U.S. dollar results reflect the impact of currency fluctuations. The weakening of the Japanese yen during the first half of 2002 compared to the same prior-year period negatively impacted first quarter 2002 revenue results in Japan by 12% and second quarter 2002 revenue results in Japan by approximately 4% when compared to the same quarters in the prior year. The strengthening of the Japanese yen during the third quarter of 2002 compared to the prior-year quarter positively impacted third quarter 2002 results by 2% when compared to the same quarter in the prior year. In South Korea, revenue increased 28% and 53% to $16.2 million and $48.0 million for the three- and nine-month periods ended September 30, 2002 from $12.7 million and $31.3 million for the same periods in 2001. This revenue growth in South Korea was driven by a 36% increase in executive distributors as well as successful product introductions. In local currency, revenue in South Korea increased 18% and 49% for the third quarter and nine months ended September 30, 2002 compared to the same prior-year periods, but declined sequentially from the second quarter of 2002, reflecting a slowing growth rate in this market.

          Revenue in Southeast Asia increased 29% and 34% to $51.2 million and $143.4 million for the three- and nine-month periods ended September 30, 2002 from $39.8 million and $107.1 million for the same periods in 2001. Distributor interest in the Company’s plans in China and the opening of the Malaysian market in November 2001 spurred the growth in this region. Revenue in Singapore and Malaysia increased to $16.5 million and $49.0 million for the three- and nine-month periods ended September 30, 2002 from $11.7 million and $24.9 million for the same prior-year periods, respectively, primarily as a result of the inclusion of operations in Malaysia in 2002 results. In addition, revenue in Taiwan increased 22% and 9% to $20.8 million and $57.4 million for the three- and nine-month periods ended September 30, 2002 from $17.1 million and $52.7 million for the same periods in 2001. Revenue growth in Taiwan was driven by a 20% increase in executive distributors as well as distributor enthusiasm throughout the Southeast Asia region resulting from the opening of Malaysia and planned expansion of operations in China.

          Revenue in North America, consisting of the United States and Canada, increased 10% to $40.5 million for the three months ended September 30, 2002 from $36.7 million for the same period in the prior year. This increase is due to the revenue increase in the United States during the third quarter of 2002 to $38.2 million from $34.9 million for the same prior-year period. Revenue in the United States for the third quarter of 2002 increased as a result of sales to distributors from foreign markets attending the Company’s international distributor convention in September 2002, which generated revenue of approximately $6.0 million. This increase was partially offset by reduced sales of low margin Big Planet products and services, which include the Company’s Internet service and telecommunications products. This decrease reflects the Company's strategy of de-emphasizing low margin products to increase overall Company profitability. For the nine months ended September 30, 2002, revenue in North America decreased 7% to $110.1 million from $118.8 million for the same period in 2001. This decrease is due to the revenue decline in the United States to $103.9 million for the nine months ended September 30, 2002 compared to $113.6 million for the same prior-year period. This decrease is primarily due to the revenue decline from relatively lower margin Big Planet products and services, which reflects a shift in emphasis to Nu Skin and Pharmanex initiatives for the nine months ended September 30, 2002 compared to the same period in 2001. When comparing the first nine months of 2002 to 2001 in the United States, incremental revenue generated from convention sales to international distributors in the third quarter of 2002 was offset by incremental revenue generated from convention sales to international distributors at the convention held in the first quarter of 2001. Revenue in Canada increased to $2.4 million and $6.2 million for the three- and nine-month periods ended September 30, 2002 from $1.7 million and $5.2 million for the same prior-year periods.

          Revenue in the Company’s other markets, which include its European and Latin American operations, increased 6% and 10% to $6.7 million and $20.5 million for the three- and nine-month periods ended September 30, 2002 from $6.3 million and $18.6 million for the same periods in 2001. This increase in revenue is due to a 9% and 13% increase in revenue in Europe for the three and nine months ended September 30, 2002 compared with the same prior-year periods, respectively. In local currency, revenue in Europe was even in the third quarter of 2002 compared to the same prior-year period.

         Gross profit as a percentage of revenue increased to 80.3% and 80.1% for the three- and nine-month periods ended September 30, 2002 compared to 79.5% and 79.8% for the same prior-year periods, respectively. The increase in gross profit was due to decreases of revenue related to low margin Big Planet products and services in 2002. The increase in gross profit for the third quarter of 2002 was also positively impacted by fluctuations in foreign currency compared to the same prior-year period. The Company purchases a significant majority of goods in U.S. dollars and recognizes revenue in local currencies. Consequently, the Company is subject to exchange rate risks in its gross margins.

         Distributor incentives as a percentage of revenue increased to 40.3% and 39.4% for the three- and nine-month periods ended September 30, 2002 compared to 39.4% and 39.3% for the same prior-year periods, respectively. The decrease in revenue from Big Planet, which pays lower commissions than Nu Skin and Pharmanex, impacted the increase in distributor commissions during the third quarter of 2002.

          Selling, general and administrative expenses as a percentage of revenue decreased to 29.8% and 29.9% for the three- and nine-month periods ended September 30, 2002 compared to 31.4% and 32.5% for the same periods in the prior year, respectively. Without the impact of $2.6 million and $8.1 million of amortization of intangibles recorded in the three- and nine-month periods ended September 30, 2001, respectively, which was not recorded in 2002 due to the implementation of SFAS 142, selling, general and administrative expenses as a percentage of revenue would have been 30.3% and 31.2% for the three- and nine-month periods ended September 30, 2001. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from higher revenue generated without increasing operating expenses as well as improved efficiencies and profitability from the Company’s cost-saving technology and automated reordering initiatives. In U.S. dollar terms, selling, general and administrative expenses were $75.3 million and $213.3 million for the three and nine months ended September 30, 2002 compared to $70.5 million and $211.9 million for the same periods in the prior year. This increase in expenses in the third quarter resulted from an additional $5.0 million in expenses for the Company’s international distributor convention and costs associated with the Company’s expansion in China, which were offset by a reduction in amortization. Additionally for the nine-month period, the increase in U.S. dollar expenses was impacted by the $2.5 million of expenditures related to the Company’s sponsorship of the 2002 Winter Olympic Games in Salt Lake City in the first quarter of 2002. Additionally for the nine-month period, expenses associated with the 2002 international distributor convention and expansion of operations in China were largely offset by the expenses associated with the convention held in the first quarter of 2001 and a reduction of amortization in 2002 as a result in the change in accounting standards.

          Other income (expense), net decreased $0.9 million and $7.8 million for the three- and nine-month periods ended September 30, 2002 compared to the same prior-year periods resulting in net other expense of $0.6 million and $2.4 million, respectively. The decrease in other income (expense), net is primarily related to the foreign currency gains recorded in the first quarter of 2001 as well as the foreign currency losses in 2002 resulting from the impact of a stronger Japanese yen to the U.S. dollar on the translation of yen-based bank debt and other intercompany balances into U.S. dollars for financial reporting purposes.

          Provision for income taxes increased to $9.4 million and $27.5 million for the three- and nine-month periods ended September 30, 2002 from $7.4 million and $21.6 million for the same prior-year periods. This increase was largely due to the increases in operating income as compared to the same prior-year periods, as the effective tax rate remained at 37.0% of pre-tax income.

          Net income increased to $15.9 million and $46.9 million for the three- and nine-month periods ended September 30, 2002 from $12.5 million and $36.7 million for the same prior-year periods. Net income increased primarily because of the factors noted above in “revenue”, “gross profit” and “selling, general and administrative” and was somewhat offset by the factors noted in “distributor incentives”, “other income (expense), net” and “provision for income taxes” above.

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

         The Company typically generates positive cash flow from operations due to favorable gross margins, the variable nature of distributor incentives, which constitute a significant percentage of operating expenses, and minimal capital requirements. The Company generated $67.7 million in cash from operations during the nine-month period ended September 30, 2002 compared to $49.5 million during the nine months ended September 30, 2001. This increase in cash generated from operations in 2002 compared to the same prior-year period is primarily related to increased operating profits as well as reduced taxes paid in 2002 versus 2001, in part due to the utilization of foreign tax credits.

          As of September 30, 2002, working capital was $156.6 million compared to $152.5 million as of December 31, 2001. Cash and cash equivalents at September 30, 2002 and December 31, 2001, were $105.4 million and $75.9 million, respectively. This increase in cash balances was due to the increase in cash from operations, a portion of which was returned to stockholders in the form of share repurchases and dividend payments during the first nine months of 2002.

          On March 6, 2002, the Company paid $4.8 million, including transaction costs, to acquire rights to technology to be used in a portable laser-based tool for measuring the biological impact of taking Pharmanex dietary supplements. In addition to the cash payment, the purchase price also included the issuance of 106,667 shares of the Company’s Class A common stock valued at approximately $900,000, and includes contingent payments approximating $8.5 million and up to 1.2 million additional shares of the Company’s Class A common stock if specific development and revenue targets are met. On April 19, 2002, the Company acquired First Harvest International, LLC, a small dehydrated food manufacturer. The acquisition agreement provides for a purchase price of up to $3.5 million. As of September 30, 2002, the Company had made cash payments of approximately $1.6 million, which includes the assumption of certain liabilities. Products manufactured by First Harvest will be sold by the Company and will also be used in implementing a new humanitarian initiative for distributors.

          Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $13.3 million for the nine-month period ended September 30, 2002. In addition, the Company anticipates additional capital expenditures in 2002 of approximately $6 million to further enhance its infrastructure, including enhancements to computer systems and Internet-related software in order to extend its Internet capabilities and further expansion of the Company’s retail stores and related infrastructure in China.

          The Company’s long-term debt consists of 9.7 billion Japanese yen-denominated ten-year senior notes issued to The Prudential Insurance Company of America. The notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning October 2004. As of September 30, 2002, the outstanding balance on the notes was 9.7 billion Japanese yen, or $79.7 million.

          On May 10, 2001, the Company entered into a $60.0 million revolving credit agreement (the “Revolving Credit Facility”) with Bank of America, N.A. and Bank One, Utah N.A. for which Bank of America, N.A. acted as agent. The proceeds may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. There were no outstanding balances relating to the Revolving Credit Facility as of September 30, 2002. The Revolving Credit Facility was reduced to $45.0 million on May 10, 2002, and will be further reduced to $30.0 million on May 10, 2003. The Revolving Credit Facility expires on May 10, 2004. The Japanese notes and the Revolving Credit Facility are both secured by a guaranty of the Company’s material Subsidiaries and by a pledge of 66% of the outstanding stock of Nu Skin Japan.

         Since August 1998, the board of directors has authorized the Company to repurchase up to $90.0 million of the Company’s outstanding shares of Class A common stock. The repurchases are used primarily for the Company’s equity incentive plans. During the three and nine months ended September 30, 2002, the Company repurchased 150,000 and 752,000 shares of its Class A common stock for an aggregate price of approximately $1.7 million and $8.7 million, respectively. As of September 30, 2002, the Company had repurchased a total of approximately 7.4 million shares of its Class A common stock for an aggregate price of approximately $67.5 million.

         In July 2002, the board of directors declared a quarterly cash dividend of $0.06 per share for all classes of common stock. This quarterly cash dividend of $4.9 million was paid on September 25, 2002, to stockholders of record on September 6, 2002. Additionally, on October 22, 2002, the board of directors declared a quarterly cash dividend of $0.06 per share for all classes of common stock to be paid in December 2002. Management believes that cash flow from operations will be sufficient to fund its future dividend payments. However, the declaration of dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including the Company’s net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company’s board of directors.

          The Company had related party payables of $0.1 million and $7.1 million at September 30, 2002 and December 31, 2001, respectively. In addition, the Company had related party receivables of $1.2 million and $13.0 million, respectively, on those dates. These balances at December 31, 2001 are largely related to the note issued in connection with the Company’s acquisition of Big Planet, Inc. and an outstanding obligation from a private affiliate related to the Company’s distributor stock option program. The private affiliate is controlled by Blake Roney, Brooke Roney, Steve Lund and Sandra Tillotson, officers and directors of the Company. The decrease in related party receivables was due to the repayment of a $6.4 million loan to a significant shareholder, who is the sister of Blake and Brooke Roney, directors and officers of the Company, and the prepayment of approximately $2.4 million to satisfy the outstanding obligations related to the Company’s distributor stock option program. The shareholder loan of $6.4 million, which was entered into in 1997, was repaid with shares of the Company’s Class A common stock on May 3, 2002 in accordance with the terms of the loan. The decrease in related party payables was due to the Company paying the remaining balance of approximately $6.0 million resulting from the Company’s acquisition of Big Planet, Inc. in 1999.

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

Critical Accounting Policies

          The following critical accounting policies and estimates should be read in conjunction with the Company’s significant accounting policies and new accounting pronouncements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Management considers the most critical accounting policies to be recognition of revenue, accounting for the impact of foreign currencies and accounting for income taxes. In each of these areas, management makes estimates based on historical results, current trends and future projections. The Company operates in more than 30 countries and generates the majority of its revenue and income in foreign currencies in international markets. Consequently, fluctuations in foreign currencies, particularly the Japanese yen, will have a significant impact on reported results. The Company believes that it applies appropriate financial standards in its consolidation process to properly account for these types of fluctuations. In addition, the Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between its foreign affiliates and the Company. Deferred tax assets and liabilities are created in this process and the Company records these tax obligations in accordance with appropriate accounting standards as explained in the notes to its consolidated financial statements.

          The Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. As a result of a review of all such assets, operating results for the three- and nine-month periods ended September 30, 2002, were impacted by a $2.6 million and $8.1 million reduction of amortization of goodwill and other indefinite-life intangibles, respectively. As of September 30, 2002, the Company had approximately $156 million of unamortized goodwill and other indefinite-life intangible assets. SFAS 142 requires that these assets be tested for impairment at least annually in accordance with its provisions. The transitional impairment tests were completed and did not result in an impairment charge. To the extent an impairment is identified, the Company will record the amount of the impairment as an operating expense in the period in which it is identified.

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

As of September 30, 2002	As of September 30, 2001
	Active	Executive	Active	Executive
North Asia	315,000	17,388	303,000	16,873
Southeast Asia	145,000	5,785	121,000	4,177
North America	72,000	2,461	75,000	2,494
Other	26,000	963	24,000	1,009
Total	558,000	26,597	523,000	24,553
	–––––––––––	–––––––––––	–––––––––––	–––––––––––

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

          The Company’s foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of September 30, 2002, the Company had $92.0 million of these contracts with expiration dates through June 2003. All of these contracts were denominated in Japanese yen. For the three months and nine months ended September 30, 2002, the Company recorded $0.8 million and $4.6 million, respectively, of gains in operating income, and $1.6 million of gains in other comprehensive income for the three months ended September 30, 2002, related to its forward contracts. The Company recorded $4.3 million of losses in other comprehensive income for the nine months ended September 30, 2002, related to its forward contracts. Based on the Company’s foreign exchange contracts at September 30, 2002, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which the Company is subject.

Note Regarding Forward-Looking Statements

          With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) which reflect the Company’s current expectations and beliefs regarding the future results of operations, performance and achievements of the Company. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	the Company's belief that existing cash and cash flow from operations will be adequate to fund cash needs;

•	the expectation that the Company will spend $6 million for capital expenditures during the remainder of 2002; and

•	the anticipation that cash will be sufficient to pay future dividends.

         In addition, when used in this report, the words or phrases, "will likely result," "expects," "anticipates," "will continue," "intends," "plans," "believes," "the Company or management believes," and similar expressions are intended to help identify forward-looking statements.

         The Company wishes to caution readers that the Company's operating results are subject to various risk and uncertainties that could cause the Company's actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties included in Item 5 (incorporated by reference to Exhibit 99.1) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, which contains a detailed discussion of the risks and uncertainties related to the Company's business. The Company also wishes to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect the Company's beliefs and expectations only as of the date of this report. The Company assumes no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in its beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)	Because a substantial majority of the Company's sales are generated from the Asian regions, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by

•	renewed or sustained weakness of Asian economies or consumer confidence,

•	weakening of foreign currencies, particularly the Japanese yen,

•	failure of planned initiatives to generate continued interest and enthusiasm among distributors in these markets or to attract new distributors, or

•	any problems with the Company's expansion of operations in China, which has spurred growth in other Asia markets, and any other distractions caused by the expansion of operations in China.

(b)	The Company's planned expansion of operations in China is subject to significant risks and uncertainties. The regulatory environment in China is rapidly evolving, and the Company's expansion plan for operations in China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, actions by distributors in violation of local laws could harm the Company's efforts. Because of restrictions on direct marketing activities, the Company is implementing a modified business model for this market using retail stores and an employed sales force. The Company has not previously operated a large number of retail outlets and it cannot assure that it will be able to do so effectively.

(c)	The Company's announcement of the development of a tool that non-invasively measures caratenoid antioxidant status in the skin has generated significant interest among distributors, particularly the United States. This tool is still in the development stage. As with any new technology, the Company has experienced delays and technical issues in developing a production model. If the anticipated launch of this tool is delayed or otherwise inhibited by production or development issues, this could harm the Company's business.

(d)	The network marketing industry and the nutritional supplement industry are subject to various laws and regulations throughout the Company's markets, many of which are involve a high level of subjectivity and are inherently fact based and subject to interpretation. If the Company's existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, the Company's revenue and profitability would be negatively impacted.

(e)	The ability of the Company to retain its key and executive level distributors or to sponsor new executive distributors is critical to the Company's success. Because the Company's products are distributed exclusively through its distributors, the Company's operating results could be adversely affected if the Company's existing and new business opportunities and products do not generate sufficient excitement and economic incentive to retain its existing distributors or to sponsor new distributors on a sustained basis.

(f)	The network marketing industry and nutritional supplement industry receive negative publicity from time to time. There is a risk that the Company could continue to receive negative publicity in the future related to its marketing practices or new initiatives or products. Any such publicity could negatively impact the ability of the Company to successfully sponsor new distributors and grow revenue.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in internal controls.

          There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

          Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2.     CHANGES IN SECURITIES

         None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.     OTHER INFORMATION

          None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Regulation S-K Number	Description

	10.1	Distributor Stock Option Payment Agreement

	99.1	Certification Pursuant to Section 906 (Chief Executive Officer)

	99.2	Certification Pursuant to Section 906 (Chief Financial Officer)

(b)	The Company filed a Current Report on Form 8-K on July 17, 2002 that incorporated by reference the Company’s earnings release for the second quarter of 2002. The Company filed a Current Report on Form 8-K on August 14, 2002 relating to the certification of the Company's Form 10-Q by the Chief Executive Officer and Chief Financial Officer. The Company filed a Current Report on Form 8-K on September 4, 2002 to make an FD disclosure related to its mid-year report to stockholders.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2002

NU SKIN ENTERPRISES, INC.

By:	/s/ Corey B. Lindley
Corey B. Lindley
Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, Steven J. Lund, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nu Skin Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ Steven J. Lund
Steven J. Lund
Chief Executive Officer

CERTIFICATION

I, Corey B. Lindley, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nu Skin Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ Corey B. Lindley
Corey B. Lindley
Chief Financial Officer

EXHIBIT INDEX

10.1	Distributor Stock Option Payment Agreement

99.1	Certification Pursuant to Section 906 (Chief Executive Officer)

99.2	Certification Pursuant to Section 906 (Chief Financial Officer)