Form 10-K
period 2002-12-31
NU SKIN ENTERPRISES INC
filed 2003-03-04
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	001-12421 (Commission File No.)	87-0565309 (IRS Employer Identification No.)

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
Yes   X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the Registrant is an accelerated file (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

     Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 28, 2002, the aggregate market value of the voting stock (Class A and Class B common stock) held by non-affiliates of the Registrant was approximately $727 million. For purposes of this calculation, voting stock held by executive officers, directors, and stockholders holding more than 10% of the voting stock has been excluded.

     As of February 28, 2003, 36,389,350 shares of the Registrant’s Class A common stock, $.001 par value per share, and 44,467,854 shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

PART 1	-1-
ITEM 1	BUSINESS	-1-
General	-1-
Our Product Divisions	-1-
Nu Skin	-2-
Pharmanex	-3-
Big Planet	-5-
Sourcing and Production	-7-
Research and Development	-8-
Geographic Sales Region	-9-
Distribution	-11-
Competition	-15-
Intellectual Property	-16-
Government Regulations	-16-
Employees	-19-
Available Information	-19-
Risk Factors	-20-
ITEM 2	PROPERTIES	-31-
ITEM 3	LEGAL PROCEEDINGS	-32-
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	-32-

PART II	-33-
ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	-33-
ITEM 6	SELECTED FINANCIAL DATA	-35-
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	-37-
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	-51-
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-51-
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	-72-

PART III	-72-
ITEM 14	CONTROLS AND PROCEDURES	-72-

PART IV	-73-
ITEM 15	EXHIBITS FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K	-73-

SIGNATURES

i

FORWARD LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES AND OTHER FINANCIAL RESULTS, NEW PRODUCTS, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO OUR BUSINESS, SEE “ITEM 1. BUSINESS – RISK FACTORS” BEGINNING ON PAGE 20.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars. Nu Skin, Pharmanex, “6S Quality Process” and Big Planet are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.      BUSINESS

General

     Nu Skin Enterprises is a leading, global direct selling company. We develop and distribute premium-quality, innovative personal care products and nutritional supplements, which are sold worldwide under the Nu Skin and Pharmanex brands. Technology and distributor business services and a line of home care products are marketed under the Big Planet brand. We are one of the largest direct selling companies in the world with 2002 revenue of $964 million and a global network of approximately 566,000 active independent distributors. Approximately 28,000 of our active distributors have achieved executive distributor status under our Global Compensation Plan. Our executive distributors play an important leadership role in our distribution network and are critical to the growth and profitability of our business. We currently operate in more than 30 countries throughout Asia, the Americas and Europe.

     We develop and market branded consumer products that we believe are well suited for direct selling. Our distributors market and sell our products by educating consumers about the benefits and distinguishing characteristics of our products and by providing personalized customer service. Through dedicated research and development, we continually develop and introduce new products and enhance our existing line of products to provide our distributors with a differentiated portfolio of premium products. We are able to attract and motivate high-caliber independent distributors because of our focus on developing innovative products, our attractive global compensation system and our advanced technological distributor support.

Our Product Divisions

     We have three product divisions: Nu Skin, which offers personal care products; Pharmanex, which offers nutritional products; and Big Planet, which offers distributor related business services and home care products, which currently include an environmentally-friendly line of cleaning products and a water filtration system.

     Presented below are the U.S. dollar amounts and percentages of revenue from the sale of Nu Skin, Pharmanex and Big Planet products and services for each of the years ended December 31, 2000, 2001, and 2002. This table should be read together with the information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the costs associated with generating the aggregate revenue presented:

Revenue by Product Category
(in millions)(1)

	Year Ended December 31, 2000		Year Ended December 31, 2001		Year Ended December 31, 2002
Product Category	$	%	$	%	$	%
Nu Skin	441.7	50.2	423.7	47.8	470.6	48.8
Pharmanex	383.8	43.6	396.3	44.8	439.0	45.5
Big Planet	54.3	6.2	65.6	7.4	54.5	5.7

Total	879.8	100.0	885.6	100.0	964.1	100.0

(1)

In 2002, over 85% of our sales were transacted in foreign currencies that are converted to U.S. dollars for financial reporting purposes at weighted average exchange rates. Foreign currency fluctuations negatively impacted reported revenue by 1% in 2002 compared to 2001, and 9% in 2001 compared to 2000.

     Nu Skin. Nu Skin is our original product line and offers over 100 premium-quality personal care products in the areas of daily skin care, advanced skin treatments, ethnobotanical personal care and other advanced products.

     Our strategy is to leverage our network marketing distribution model to establish Nu Skin as an innovative leader in the personal care market. We are committed to continuously improving and evolving our product formulations to incorporate innovative and proven ingredients while excluding those that we believe are detrimental to consumers. For example, we recently introduced Clear Action Acne Treatment System to treat the full spectrum of cosmetic effects that breakouts can have on the skin. Other examples include our Perennial Intense Body Moisturizer, a rich lotion that helps skin retain moisture as it faces the adverse effects of harsh cold or dry climates, and Epoch Baby, an “ethnobotanical” line of baby products based on the traditional use of plants by indigenous cultures. Our educated distributor force provides consumers with detailed information and instruction about our Nu Skin products and guidelines for using the products most effectively, thereby enabling us to bring more sophisticated ideas and technologies to market.

     Nu Skin offers products individually and in comprehensive product sets that include a variety of products in each product line. The following table summarizes the current Nu Skin product line by category. Revenue percentages in the table are for the year ended December 31, 2002:

Category	Description	Selected Products
Daily Skin Care 44% of Nu Skin division revenue	Our premier line of daily skin care products consists of cleansers, toners and moisturizers, Nutricentals products fortified with topically applied nutrients uniquely position this line.	Night Supply Nourishing Cream NaPCA Moisturizer Enhancer Celltrex Ultra Perennial Intense Body Moisturizer

Advanced Skin Treatments 21% of Nu Skin division revenue	Our advanced skin treatments are formulated to help prevent and reverse the signs of aging and environmental stress as well as treat breakouts on the skin.	Nu Skin 180º Anti-Aging Skin Therapy Tru-Face Line Corrector Galvanic Spa System Clear Action Acne Treatment System

Ethnobotanicals 7% of Nu Skin division revenue	Our Epoch line is distinguished by the inclusion of ingredients used by indigenous cultures. In addition, we contribute a percentage of our proceeds from Epoch sales to charitable causes.	Epoch Baby Glacial Marine Mud Ava Puhi Moni Shampoo Ice Dancer Leg Gel Fire Walker Foot Cream

Other — Advanced Products 28% of Nu Skin division revenue	Our personal care portfolio also includes daily use products such as hair care and color cosmetics.	DailyKind Mild Shampoo FreeFall Detangling Spray Nutriol Hair Fitness Prep Sunright Lip Balm Nu Colour Skin Beneficial Tinted Moisturizer

     Pharmanex. We currently offer approximately 50 Pharmanex nutritional products. We are committed to providing our customers with high-quality, standardized and scientifically substantiated nutritional supplements. Pharmanex nutritional supplements include our flagship LifePak line of micronutrient and phytonutrient supplements, which we currently sell in all of our major markets. LifePak sales accounted for 19.7% of our total revenue and 43.2% of Pharmanex revenue in 2002. We also offer a line of targeted Pharmanex nutritional supplements, weight management products and other specialty products. We design Pharmanex nutritional products to promote healthy, active lifestyles and general well-being when used in conjunction with proper diet and exercise.

     We believe that direct selling is a more effective method of marketing high-quality nutritional supplements than traditional retailing channels because our distributors are able to educate consumers about the benefits of our nutritional supplements and to differentiate the quality and benefits of our products from those offered by competitors. Our strategy is to further expand our nutritional supplement business by continuing to introduce new, innovative products based on extensive research and development. To further extend our research capability, we have recently completed the build-out of a research center in Shanghai, China. This approximately 12,000 square foot facility will house Pharmanex research scientists and is one of three research and development centers (Shanghai, Beijing, and Provo) in the Pharmanex division. Our product development efforts are focused in the area of anti-aging and other health issues related to nutrition. We avoid the use of stimulants, such as ephedra related products, and anabolic steroids (and precursors) in our products. Any ingredients that are proven conclusively to have any long-term addictive or harmful effects are not considered for product development, even if the short-term effects may be desirable.

     We are continuously looking for ways to help our distributors market our products more effectively. In 2002, we completed the acquisition of a company with exclusive rights to a patented laser-based scanning tool that can measure the level of carotenoids (a powerful antioxidant). We believe we are the first nutritional company to make available a non-invasive tool that will measure the level of tissue antioxidant carotenoids after regular nutritional supplementation. We made a limited number of these scanners available to our top distributors in the United States in February 2003, and anticipate making more of them available to other distributors during 2003 as we complete our development of a final production model. We currently plan to lease the scanners to our distributors at a monthly lease rate of $199 per month. We are currently evaluating the scanner for potential introduction in international markets in 2004, subject to favorable results in the U.S. and compliance with applicable regulations in foreign markets.

     We use our “6S Quality Process” to standardize our nutritional supplements and provide a consistent level of the desired active compounds in our products. We believe that this 6S Quality Process enhances our ability to provide consumers with safe, effective and consistent products. The 6S Quality Process generally involves the following steps:

•	Selection. Conducting a scientific review of research and databases in connection with the selection of potential products and ingredients, and determining the authenticity, usefulness and safety standards for potential products and ingredients.

•	Sourcing. Investigating potential sources, evaluating the quality of sources and performing botanical and chemical evaluations where appropriate.

•	Structure. Determining the structural profile of natural compounds and active ingredients.

•	Standardization. Standardizing the product dosage of its biologically relevant active ingredients.

•	Safety. Assessing safety from available research and, where necessary, performing additional tests such as microbial tests and chemical analyses for toxins and heavy metals.

•	Substantiation. Reviewing documented pre-clinical and clinical trials and, where necessary and appropriate, initiating studies and clinical trials sponsored by Pharmanex.

     Following our acquisition of First Harvest International, LLC, Pharmanex began selling a Vitameal dehydrated food product. Vitameals are a highly nutritious food product used for emergency food supply. We also provide a convenient way for distributors to donate Vitameal products they purchase from us to relief organizations for use in humanitarian relief. This initiative is maintained under the Nourish the Children trademark.

     The following table summarizes the current Pharmanex product lines by category. Revenue percentages in the table are for the year ended December 31, 2002:

Category	Description	Selected Products
Micronutrient Supplements 43% of Pharmanex division revenue	Our LifePak family of daily supplements is designed to provide a beneficial mix of nutrients including vitamins, minerals and antioxidants.	LifePak LifePakWomen LifePakPrime LifePakTrim LifePakTeen

Targeted Nutritional Solutions 35% of Pharmanex division revenue	Our self-care dietary supplements contain consistent levels of botanical ingredients that are designed to provide consumers with targeted wellness benefits.	ReishiMax Cortitrol Cholestin CordyMaxCs-4 TeGreen97 BioGingko27/7 ImmuneFormula

Weight Management 13% of Pharmanex division revenue	Our Body Design line of weight-management products was created to capitalize on the sports fitness market as well as to create a presence in the growing weight management category.	Overdrive FibreNet CraveEase Body Design meal replacement products

Other — Specialty Products 9% of Pharmanex division revenue	Our portfolio of other nutritional products includes healthy drinks and other specialty wellness products.	SplashC Appeal AloeDrink

     Big Planet. Big Planet technology products are designed to allow our distributors and their customers to “power their businesses” with products that generate commissionable distributor sales volume. These products include individual, personalized distributor websites that grant customers easy and convenient access to information about our products and services. We host these websites for our distributors and provide content with relevant product and business information. Distributors also have the ability to configure their individual websites to customize their marketing efforts and to conduct e-commerce activities across our product lines, by seamlessly integrating their sites and online ordering capabilities with our websites and back-end fulfillment systems. Online orders placed by a customer are credited to the appropriate distributor and are automatically routed through our electronic ordering system, and products are shipped by us directly to the customer. We believe this web-based approach greatly simplifies and enhances the ordering experience for our distributors and their customers while at the same time helping to reduce our overall operating costs. Other Big Planet products designed to enhance distributor activity include online business tools, which help our distributors to monitor their sales activity, as well as set up meetings, communicate with their sales organizations and conduct electronic-based marketing efforts.

     Other Big Planet technology products and services designed to generate commissionable sales for distributors include our Internet access and website hosting, domestic and international long distance telecommunications services, and personal 800 numbers. Our Internet services include web hosting and Internet access offered to our customers in the United States through more than 3,000 local dial-up access sites. In Japan and Taiwan, we offer Internet access through third-party Internet service providers who co-brand their services with Big Planet. We also offer an affiliate online shopping website called the Big Planet Mall (www.bpmall.com).

     We believe our Big Planet “power your business” products help to attract a new, more technologically sophisticated demographic of distributors to our business. We believe that a significant number of these individuals are people who would not ordinarily be attracted to a more conventional direct sales business. Our experience indicates that upon joining our business, many distributors attracted by our Big Planet products and services will also begin to purchase and distribute our Nu Skin and Pharmanex products, which offer comparatively high levels of commissionable sales volume. In this way, we believe Big Planet helps to drive revenue for our other product lines.

     Our strategy for Big Planet has been to expand the Big Planet product mix to include higher margin products and improve margins on its key technology products. For example, Big Planet recently entered the home-care market and will continue to develop and offer products in this segment going forward. Products in this segment will include environmentally-friendly cleaning products and air and water filtration systems. As of January 1, 2003, Big Planet, under the Ecosphere brand, will take responsibility for the Pharmanex water filtration product. Water and air filtration are future development categories for Big Planet under the Ecosphere brand.

     Since 2000, we have incubated a small professional employer organization that provides small to mid-sized businesses with outsourced payroll administration, benefits administration, risk management and human resources services. We do not plan to market the professional employer organization service through our distributors or actively expand this business in the foreseeable future.

     The following table summarizes the current Big Planet product lines by category. Revenue percentages in the table are for the year ended December 31, 2002:

Category	Description	Selected Products
Internet Services 42% of Big Planet division revenue	Our Internet service products include dial-up Internet access, web hosting and other Internet tools and services.	Business Center (U.S.) Personal Website (Japan) Global Web Page (other) ISP for US - by Qwest ISP for Japan - by Nifty

Telecommunications 16% of Big Planet division revenue	We offer competitively-priced telecommunications services and enhanced telecommunication services.	Simplify Home Simplify One Qwest

Home Care 2% of Big Planet division revenue	Our current home care offering includes such products as laundry detergent, all purpose and glass and mirror cleaners.	Ecosphere Laundry Ecosphere Dish Ecosphere Surface Ecosphere Glass & Mirror

Professional Employer Organization (PEO) 40% of Big Planet division revenue	Our professional employer organization provides small to mid-sized businesses with outsourced payroll administration, benefits administration, risk management and human resources services.	PEO

Sourcing and Production

     Nu Skin. In order to maintain high product quality, we acquire our ingredients and products from suppliers that we believe are reliable, reputable and provide us with ingredients and products we believe to be of high quality. For approximately ten years, we have acquired ingredients and products from one unaffiliated supplier that currently manufactures approximately 45% of our Nu Skin personal care products. Our contract with our major supplier is for a one-year term that automatically renews for an additional one-year term unless either party terminates the contract. We maintain a good relationship with our supplier and do not anticipate that either party will terminate the contract in the near term. We also have ongoing relationships with secondary and tertiary suppliers who supply almost all of our remaining products and ingredients. We believe that, in the event we are unable to source any products or ingredients from our major supplier, we could produce or replace those products or substitute ingredients from our secondary and tertiary suppliers without great difficulty or significant increases in our cost of goods sold.

     Due to Chinese government restrictions on the importation of products, we established our own manufacturing facility in Shanghai, China in 2001. At this facility, we currently manufacture our personal care products sold through our retail stores in China. A small portion of the output from this facility is exported to our other markets.

     Pharmanex. Substantially all of our Pharmanex nutritional supplements and ingredients, including LifePak, are produced or provided by third-party suppliers that we consider to be among the best suppliers of these products and ingredients. We currently rely on two unaffiliated suppliers, one of which supplies 41% and the other of which supplies 26% of our Pharmanex nutritional supplements. We believe that, in the event we were unable to source any products or ingredients from these suppliers or our other current suppliers, we could produce or replace these products or substitute ingredients without great difficulty or significant increases in our cost of goods sold. We also maintain an extraction and processing facility located in Zhejiang Province, China, where we currently produce the extracts for our TeGreen 97 and ReishiMax products.

     To help ensure the quality of Pharmanex products, we have implemented an extensive quality control process designed to maintain tight quality controls through all stages of development, including the sourcing of raw materials and the manufacturing and packaging of our products. During investigations of potential sources of botanical raw materials, we conduct analyses of samples from each potential source. Suppliers are chosen based on the quality and concentration level of the active ingredients present in the source. We also maintain close working relationships with the manufacturers of our products and their quality control departments to implement quality assurance programs that meet our requirements. We regularly check and monitor their compliance with these programs. Our selection and retention of manufacturers is driven by their ability to meet our strict quality control criteria.

     Big Planet. Other than web hosting, email, online distributor tools and Big Planet Mall, nearly all of the Big Planet services and products we offer are currently contracted or sourced from unaffiliated third-parties pursuant to contractual arrangements. For example, we have contracted with Qwest Communications to provide long distance telephone and Internet access services. By acting as a reseller of these services, we are able to avoid the large capital deployment and investment that would be required to build the infrastructure necessary to provide these services. However, our profit margins and ability to deliver quality services at competitive prices depend upon our ability to negotiate and maintain favorable terms with our third-party providers. Distributors receive commissions based on our gross margin on each sale of Big Planet products or services, including monthly recurring service charges, or based on the commission received by us with respect to products sold directly by third-party vendors to our distributors and customers. In addition to the online business tools we have developed internally, we source complementary tools from third-party vendors to enhance our suite of distributor tools. We also source and manufacture our home-care products through various third-party vendors.

Research and Development

     We continually invest in our research and development capabilities. Our research and development expenditures were approximately $9 million in 2000 and were approximately $7 million in each of 2001 and 2002. The majority of our recent research and development activity has been directed towards our Pharmanex products. Much of our Pharmanex research to date has been conducted in China, where we benefit from a very low cost labor pool that enables us to conduct research and clinical trials at a much lower cost than we would incur in the United States. We recently opened a laboratory adjacent to our office complex in Provo, Utah, which houses both Pharmanex and Nu Skin research facilities and technical personnel. Because of our commitment to product innovation, we will continue to commit significant resources to research and development in the future. Research and development costs are expensed as incurred.

     We believe that we are one of the few nutritional supplement companies in the United States that has a research and development program modeled after the pharmaceutical industry. We believe that this research and development capability provides us with an important competitive advantage in the industry. We employ approximately 75 scientists at our dedicated research and development centers in Shanghai, China and Beijing, China and at our Provo, Utah offices. We also have working relationships with other independent scientists including an advisory board comprised of recognized authorities in various related disciplines. In addition, we evaluate a significant number of product ideas presented to us by outside sources.

     We have established collaborative arrangements with two prominent universities and research institutions in China: Shanghai Medical University and Beijing Medical University. The staffs of these institutions include scientists with expertise in natural product chemistry, biochemistry, pharmacology and clinical studies. Our research and development center in Shanghai coordinates and validates our collaborative efforts with these institutions. We also occasionally collaborate with other major universities in the United States and other countries. Some of the university research centers that we have worked with include UCLA, the Rippe Center for Clinical Lifestyle Research, Columbia University, the University of Kansas, the University of Hong Kong School of Medicine and Taiwan Academia Sinica.

     For product development support in our Nu Skin personal care line, we have established an aggressive licensing strategy and rely on an advisory board comprised of recognized authorities in various disciplines as well as an in-house staff of research and marketing professionals. We also have entered into an agreement with the Stanford University Medical Center for directed research and clinical trials of Nu Skin products and materials. These activities are conducted at the Nu Skin Center for Dermatological Research at Stanford University's School of Medicine. This center focuses on scientific investigation, dermatology research, product development and clinical trials. We believe our strategic alliances provide important access to innovative product concepts. We recently entered into a development agreement with Cosmix Molecular Biologicals GmbH, a pharmaceutical research group in Germany, to strengthen our ingredient portfolio in key cosmetic categories.

Geographic Sales Regions

     For information on revenue for each of the geographic regions in which we operated for the years ended December 31, 2000, 2001, and 2002, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 to our consolidated financial statements.

     North Asia. The North Asia region currently consists of our markets in Japan and South Korea. Japan is our largest market with revenue of approximately $530 million in 2002. According to the World Federation of Direct Selling Associations, the direct selling channel in Japan generated sales of approximately $22.8 billion of goods and services in 2000, making Japan the second largest direct selling market in the world. Despite our revenue growth in Japan, the overall size of the direct selling channel in Japan has been negatively impacted over the last several years by economic conditions. Substantially all of our Nu Skin personal care products and a majority of our Pharmanex nutritional supplements, including LifePak, our leading multi-vitamin and mineral supplement, are available in the Japanese market. We have introduced a number of our Big Planet technology products and services into Japan including Internet service offered through a third-party provider, personalized websites, computers and online business tools. According to the World Federation of Direct Selling Associations, the direct selling channel in South Korea generated sales of approximately $2.9 billion of goods and services in 2001. Our revenue in this market was approximately $64 million in 2002. We currently offer the majority of our Nu Skin personal care products and approximately one-half of our Pharmanex nutritional supplements in South Korea.

     Southeast Asia. Our Southeast Asia region currently consists of the markets in Taiwan, Hong Kong, Singapore, Thailand, the Philippines, New Zealand, Australia, Malaysia and our retail operation in China. Taiwan is the largest market in this region with revenue of approximately $79 million in 2002. Nu Skin Taiwan is one of the largest direct selling companies in Taiwan. According to the World Federation of Direct Selling Associations, the direct selling channel in Taiwan generated approximately $1.2 billion in sales of goods and services in 2000, and approximately three million people (over 10% of Taiwan's population), are estimated to participate in direct selling. We offer most of our Nu Skin personal care products and approximately one-half of our Pharmanex nutritional products, including LifePak, in Taiwan. We currently offer Big Planet branded Internet service in Taiwan through a third-party provider and a limited number of our other Big Planet products.

     In December 2000, we commenced operations in Singapore. We offer Nu Skin products and a limited number of Pharmanex products, including LifePak, in this market. In addition, we expanded operations into Malaysia in November 2001. Because Malaysian law requires our Malaysian affiliate to be 70% locally-owned, we have entered into a shareholders' agreement with local partners that allows us to manage the day-to-day operations of the local affiliate, with veto control over all major decisions. In addition, we have entered licensing and distribution agreements with the local affiliate pursuant to which we sell products and receive license fees based on total sales to distributors in this market. The opening of Singapore and Malaysia has contributed significantly to our growth in Southeast Asia. In 2002, revenue from Singapore and Malaysia was approximately $64 million.

     A significant component of our growth strategy is to continue to enter into and expand new markets, particularly China. China has restrictions that prevent us from operating our direct sales business model in China. Therefore, we have adopted a retail sales model to expand our operations in China in which an employed sales force sells products through fixed retail locations. We rely on this employed sales force to market and sell products at the various fixed retail locations supported by modest advertising and promotional efforts.

     In January 2003, we significantly increased the number of retail locations we operate to 100 stores. In addition, we introduced our Nu Skin-branded products to the market. Our retail model in China is largely based upon our ability to attract customers to our retail stores, to educate them about our products, and to obtain repeat purchases from these customers. All product sales are transacted within our retail stores. Our employed sales force earns base pay and related benefits, as well as a commission based upon their personal sales efforts. While our distributor leaders from other markets are able to introduce customers and sales people to our stores, their promotional efforts are significantly limited due to the restrictions on direct selling in this market.

     As a result of its admission to the World Trade Organization, China has agreed to establish regulations regarding sales away from fixed retail locations by December 2004. If we view these new regulations to be an enhancement to our retail business model, we may revise our business model in China to alter our remuneration plan for our employed sales force, incorporate the use of a non-employee sales force and/or limit our reliance on retail stores. Subject to appropriate changes in direct selling laws, we believe that China could become one of the largest direct selling markets in the world over the next five to seven years. Our operations in China are subject to a complex political and regulatory environment and we have been subject to significant regulatory scrutiny since expanding our operations in January 2003. See "Government Regulation" for more information on these regulatory issues.

     North America. The North America region consists of our markets in the United States and Canada. According to the World Federation of Direct Selling Associations, the direct selling channel in the United States generated sales of approximately $26.7 billion of goods and services in 2001, making the United States the largest direct selling market in the world. In 2002, we generated approximately $137 million in revenue in the United States. Substantially all of our Nu Skin personal care products, our Pharmanex nutritional supplements and our Big Planet products and services are available in the United States. As of December 31, 2002, we had 2,176 executive distributors in the United States, which accounted for 81% of the total executive distributors within North America. Our strategy for the United States market is to focus on initiatives centered around Pharmanex and Nu Skin products, such as the scanner, to help drive sales of Pharmanex and Nu Skin products and increase the number of distributors promoting and distributing our products.

     Other Markets. Our Other Markets currently consist of the markets in Europe, Central America and Brazil. We currently distribute products in 17 countries in Europe, including the United Kingdom, Ireland, France, Germany, Belgium, the Netherlands, Luxembourg, Spain, Portugal, Italy, Austria, Poland, Sweden, Iceland, Norway, Finland and Denmark. In 2002, our revenue from our European markets was approximately $26 million. The majority of our Nu Skin personal care products and several of our Pharmanex products, including LifePak, are sold in Europe. We also distribute a limited number of Big Planet products in the European market. We have additional small operations in Brazil, Mexico and Guatemala. According to the World Federation of Direct Selling Associations, the direct selling channel in Brazil generated sales of approximately $2.5 billion of goods and services in 2001. Approximately 25% of our Nu Skin personal care products have been introduced in Brazil, along with 15 locally produced products.

     In the first quarter of 2002, we acquired a controlling interest in a small direct selling company in Poland. We believe that the direct selling model utilized by this company can be developed into a model that will help us compete in less developed economies throughout the world, including our current markets in Latin America and potential new markets in Eastern Europe, which we believe will be among the fastest growing direct selling regions in the world over the next several years.

Distribution

     Overview. The foundation of our sales philosophy and distribution system is network marketing. Except in China, we currently sell substantially all of our products through independent distributors who are not our employees. Our distributors purchase products from us for resale to consumers and for personal consumption. Because of the nature of our Big Planet products and services, distributors buy a limited number of our Big Planet products for resale but primarily act as independent sales representatives for our products and receive a commission on product sales from us.

     We believe that network marketing is an effective vehicle to distribute our products because:

•	distributors can educate consumers about our products in person, which we believe is more effective for premium-quality, differentiated products than using television and print advertisements;

•	direct sales allow for actual product testing by potential customers;

•	there is greater opportunity for distributor and customer testimonials; and

•

as compared to other distribution methods, our distributors can provide customers higher levels of service and attention by, among other things, following up on sales to ensure proper product usage and customer satisfaction and to encourage repeat purchases.

     Our revenue is highly dependent upon the number and productivity of our distributors. Growth in sales volume requires an increase in the productivity of distributors and/or growth in the total number of distributors. As of December 31, 2002, we had approximately 566,000 active distributors of our products and services. An active distributor is a distributor who has purchased products for resale or personal consumption during the previous three months. Approximately 28,000 of these active distributors had achieved "executive level" status. Executive level distributors are the distributors who are most seriously pursuing the direct selling opportunity and must achieve and maintain specified personal and group sales volumes for a required period of time. Once a distributor becomes an executive level distributor, the distributor can begin to take full advantage of the benefits of commission payments on personal and group sales volume. As of each of the dates indicated below, we had the following number of executive distributors in the referenced regions:

Total Number of Executive Distributors by Region

Region	1998	1999	2000	2001	2002
North Asia	17,311	14,601	14,968	16,891	17,668
Southeast Asia	5,091	3,419	3,044	4,540	6,536
North America(1)	--	2,547	2,632	2,419	2,693
Other Markets	379	438	737	989	1,018

Total	22,781	21,005	21,381	24,839	27,915

(1)	North America was not part of our operations until March 1999 when we terminated our license agreement with one of our private affiliates, thereby acquiring its North American operations.

     On a monthly basis, we evaluate a limited number of distributor requests for exceptions to the terms and conditions of the Global Compensation Plan, including volume requirements. While our general policy is to discourage exceptions, we believe that the flexibility to grant exceptions is critical in retaining distributor loyalty and dedication.

     Sponsoring. We rely on our distributors to recruit and sponsor new distributors of our products. While we provide product samples, brochures, magazines and other sales materials at cost, distributors are primarily responsible for recruiting and educating new distributors with respect to products, the Global Compensation Plan and how to build a successful distributorship.

     The sponsoring of new distributors creates multiple levels in a network marketing structure. Persons that a distributor sponsors are referred to as “downline” or “sponsored” distributors. If downline distributors also sponsor new distributors, they create additional levels in the structure, but their downline distributors remain in the same downline network as their original sponsoring distributor.

     Sponsoring activities are not required of distributors and we do not pay any commissions for sponsoring new distributors. However, because of the financial incentives provided to those who succeed in building a distributor network that consumes and resells products, we believe that many of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. People are often attracted to become distributors after using our products and becoming regular customers. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users. A potential distributor must enter into a standard distributor agreement, which obligates the distributor to abide by our policies and procedures.

     Global Compensation Plan. We believe that one of our key competitive advantages is our Global Compensation Plan. Under our Global Compensation Plan, distributors are paid consolidated monthly commissions in the distributor’s home country, in local currency, for their own product sales and for product sales in that distributor’s downline distributor network across all geographic markets. Because of restrictions on direct selling in China, our sales employees within China do not participate in the Global Compensation Plan, but are compensated according a retail sales model established for that market. Additionally, while distributor leaders are compensated for sales activity of preferred customers and sales employees in China, sales in China do not accrue to satisfy applicable sales volume requirements within the Global Compensation Plan.

     Commissions on our Nu Skin and Pharmanex products can reach approximately 58% of an individual product’s wholesale price. However, on a global basis, commissions on these products have averaged approximately 40% to 43% of product revenue over the past ten years. We believe that our commission payout as a percentage of total sales is among the most generous paid by major direct selling companies. Commissions are paid on the sales of Big Planet products and services as a percentage of our gross margins on those products. For Big Planet products and services purchased directly from our third party vendors by our distributors or customers, the commission is based on the total commission Big Planet receives from third parties with respect to those sales. Accordingly, the commissions paid to distributors of Big Planet products and services are less as a percentage of revenue than for our Nu Skin and Pharmanex products.

     High Level of Distributor Incentives. Based upon management’s knowledge of our competitors’ distributor compensation plans, we believe that the Global Compensation Plan is among the most financially rewarding plans offered to distributors by leading direct selling companies. Currently, there are two fundamental ways in which our distributors can earn money:

•	through retail markups on sales of products purchased by distributors at wholesale; and

•	through a series of commissions on product sales.

     Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per month. Sales volume points are essentially based upon a product’s wholesale cost, net of any point-of-sales taxes. As a distributor’s business expands from successfully sponsoring other distributors into the business who in turn expand their own businesses, a distributor receives a higher percentage of commissions. An executive’s commissions can increase substantially as downline distributors achieve executive status. In determining commissions, the number of levels of downline distributors included in an executive’s commissionable group increases as the number of executive distributorships directly below the executive increases.

     Distributor Support. We are committed to providing high-level support services tailored to the needs of our distributors in each market. We attempt to meet the needs and build the loyalty of distributors by providing personalized distributor services and by maintaining a generous product return policy. Because the majority of our distributors are part-time and have only a limited number of hours each week to concentrate on their business, we believe that maximizing a distributor’s efforts by providing effective distributor support has been, and will continue to be, important to our success.

     Through training meetings, annual conventions, web based messages, distributor focus groups, regular telephone conference calls and other personal contacts with distributors, we seek to understand and satisfy the needs of our distributors. We provide walk-in, telephonic and computerized product fulfillment and tracking services that result in user-friendly, timely product distribution. Several of our walk-in retail centers maintain meeting rooms, which our distributors may utilize for training and sponsoring activities. Because of our efficient distribution system, we do not believe that most of our distributors maintain a significant inventory of our products.

     Technology and Internet Initiatives. We believe that the Internet has become increasingly important to our business as more consumers communicate online and purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, we have committed significant resources to enhancing our e-commerce capabilities and the abilities of our distributors to take advantage of the Internet. In Japan, approximately 23% of our sales during 2002 occurred over the Internet. In addition, we have introduced a global web page that allows a distributor to have a personalized website through which he or she can sell products in many of our more than 30 global markets.

     Rules Affecting Distributors. We closely monitor regulations in each market as well as the activity of distributors to ensure that our distributor activities comply with local laws. Our published distributor policies and procedures establish the rules that distributors must follow in each market. In addition, we generally participate in local direct selling associations and agree to abide by the policies required of those associations. We also monitor distributor activity to ensure that our distributors enjoy a level playing field and that distributors are not disadvantaged by the activities of another. We require our distributors to present products and business opportunities ethically and professionally. Distributors further agree that their presentations to customers must be consistent with, and limited to, the product claims and representations made in our literature. Even though sponsoring activities can be conducted in many countries, our distributors may not conduct marketing activities outside of those countries in which we currently conduct business, and further they may not export for sale products from one country to another.

     Distributors must represent to us that their receipt of commissions is based on retail sales and substantial personal sales efforts. We must produce or pre-approve all sales aids used by distributors such as videotapes, audiotapes, brochures and promotional clothing. Distributors may not use any form of media advertising to promote products. Products may be promoted only by personal contact or by literature produced or approved by us. Distributors may not use our trademarks or other intellectual property without our consent.

     Except in China, products generally may not be sold, and our business opportunities may not be promoted, in traditional retail environments. We have made an exception to this rule by allowing some of our Pharmanex products to be sold in independently owned pharmacies and drug stores meeting specified requirements. Distributors who own or are employed by a service-related business such as a doctor’s office, hair salon or health club, may make products available to regular customers as long as products are not displayed visibly to the general public in a manner to attract the general public into the establishment to purchase products.

     In order to qualify for commission bonuses, our distributors generally must satisfy specific requirements including achieving at least 100 points, which is approximately $100, in personal sales volume per month.

In addition, individual markets may have requirements specific to that country based on regulatory concerns. For example, in the United States, distributors must also:

•	document retail sales or customer connections to established numbers of retail customers; and

•	sell and/or consume at least 80% of personal sales volume.

     We systematically review reports of alleged distributor misbehavior. If we determine that one of our distributors has violated any of our distributor policies or procedures, we may terminate the distributor’s rights completely. Alternatively, we may impose sanctions such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines, withholding commissions until specified conditions are satisfied or other appropriate injunctive relief. Except in China, our distributors are independent contractors who may terminate their distributorship at any time.

     Product Guarantees. We believe that we are among the most consumer-protective companies in the direct selling industry. While the regulations and our operations vary somewhat from country to country, we generally follow a similar procedure for product returns. For 30 days from the date of purchase, our product return policy allows a retail customer to return any Nu Skin or Pharmanex product to us directly or to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the end user return privilege is in the discretion of the distributor. Our distributors, however, can return unused products directly to us for a 90% refund for one year. Our experience with actual product returns has averaged less than 5% of annual revenue through 2002.

     Payment. Distributors generally pay for products prior to shipment. Accordingly, we carry minimal accounts receivable. Distributors typically pay for products in cash, by wire transfer or by credit card. Cash, which represents a significant portion of all payments, is received by order takers in the distribution centers when orders are personally picked up by one of our distributors.

Competition

     Nu Skin and Pharmanex Products. The markets for our Nu Skin and Pharmanex products are highly competitive. Our competitors include manufacturers and marketers of personal care and nutritional products, pharmaceutical companies and other direct selling organizations, many of which have longer operating histories and greater name recognition and financial resources than we do. We compete in these markets by emphasizing the innovation, value and premium quality of our products and the convenience of our distribution system. While we believe that consumers appreciate the convenience of ordering products from home through a sales person or through a catalog, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change.

     Big Planet Products and Services. The markets for our Big Planet products and services are highly competitive. Many of our competitors for these products and services have much greater name recognition and financial resources than we do. We compete in this market by offering convenient access to a variety of technology, Internet and telecommunications services and products at competitive prices with a high level of customer service. The market for technology and telecommunication products is very price sensitive, and many products are offered by our competitors with little or no margin. We rely on our ability to acquire quality and reliable services from vendors at prices that allow our distributors to sell services at competitive prices and still generate attractive commissions.

     Direct Selling Companies. We also compete with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition and financial resources than we do. The leading direct selling companies in our existing markets are Avon and Alticor (Amway). We compete for new distributors on the strength of our multiple business opportunities, product offerings, Global Compensation Plan, management strength and appeal of our international operations. In order to successfully compete in this market and attract and retain distributors, we must maintain the attractiveness of our business opportunities to our distributors.

Intellectual Property

     Our major trademarks are registered in the United States and in each country where we operate or have plans to operate, and we consider our trademark protection to be very important to our business. Our major trademarks include Nu Skin, Pharmanex, Big Planet and LifePak. In addition, a number of our products are based on proprietary technologies and formulations, some of which are patented or licensed from third parties. We also rely on trade secret protection to protect our proprietary formulas and know-how. Our business is not substantially dependent on any single licensed technology from any third party.

Government Regulation

     Direct Selling Activities. Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

•	impose cancellation/product return, inventory buy backs and cooling off rights for consumers and distributors;

•	require us or our distributors to register with governmental agencies;

•	impose reporting requirements; and

•	impose upon us requirements, such as requiring distributors to maintain levels of retail sales to qualify to receive commissions, to ensure that distributors are being compensated for sales of products and not for recruiting new distributors.

     The laws and regulations governing direct selling are modified from time to time to address concern of regulators. For example, in South Korea new regulations were recently adopted that, among other things, restrict multi-level marketing companies from imposing certain personal sales quota to obtain or maintain distributorship or favorable compensation rates, modify product return requirements so that product must be returned within a shorter period of time, and require the companies to show sufficient insurance or guarantee to reimburse customers and/or distributors for cancelled or unfilled orders. We have had to make some modifications to our compensation plan and policies to address some of these new rules.

     Based on our research conducted in opening existing markets, the nature and scope of inquiries from government regulatory authorities and our history of operations in those markets to date, we believe that our method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which we currently operate.

     Currently, a significant area of regulatory risk and uncertainty involves our operations in China. Because China has restrictions on direct selling activities that prevent us from direct selling products through independent contractors, we have implemented a retail store model utilizing an employed sales force. The regulatory environment in China is complex. Existing regulations are subject to discretionary interpretation by municipal and provincial level regulators. Because of the government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies and any activities that appear to suggest that direct selling activities are occurring. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clearly defined rules regarding direct selling activities. As government regulators have reviewed and continue to review our retail business model in China, we expect that they will provide ongoing recommendations and/or direction as to our method of operations. Regulatory provisions require us to obtain a license for each store that we operate in China, and regulators have broad discretion in approving these licenses.

     On January 8, 2003, we significantly expanded our operations in China, modified the remuneration program for sales employees and began selling Nu Skin products. This activity stimulated heightened scrutiny by both the media as well as government regulators regarding our method of operation and the activities of some distributors residing outside of China. The government inquiries into our business have been largely focused on whether or not we are engaging in any direct selling activities in China. At times, these reviews have caused, and continue to cause, a temporary obstruction in our ability to conduct business, including an inability to conduct sales activity in a limited number of stores. Fewer than 10% of our stores in China have been affected by these obstructions. Nevertheless, if regulators continue to take actions that obstruct our ability to conduct sales activity at these or our other stores in China, our business could be harmed.

     Regulators also periodically provide guidance and direction on certain aspects of our operations. This guidance has lead to minor modifications in the method of remuneration for some of our sales employees and the size of the training meetings for sales employees. Additionally, regulators have expressed some concerns about the number of sales employees per store in some locations and have recommended that we work to have a reasonable number of sales employees per store and focus in the near term on increasing the productivity of our sales employees rather than increasing the number of sales employees in each store. We have made and continue to make modifications to our operations to incorporate this guidance into our operations.

     We anticipate that our business in China will continue to be scrutinized by the government, due principally to our direct selling model used in other markets. We also expect to receive continued guidance and direction as we work with regulators to address their concerns. We anticipate fully complying with the direction we receive as we work to establish a regulatory foundation from which we can build a long term successful business in China. Because of the similar experience of direct sellering companies in this market, we have expected such reviews and prepared for this level of scrutiny. We believe that such reviews at an early stage in our business will lead to a better understanding of our business in the long term. Additionally, we anticipate that in the next several years, new laws and regulations will be established that will have an impact on our business.

     Regulation of Our Nu Skin and Pharmanex Products. Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities, including the FDA, the FTC, the Consumer Product Safety Commission, and the United States Department of Agriculture in the United States, State Attorneys General and other state regulatory agencies, and the Ministry of Health, Labor and Welfare in Japan and similar government agencies in each market in which we operate. For example, in Japan, the Ministry of Health, Labor and Welfare requires us to have an import business license and to register each personal care product imported into Japan. We must also reformulate many products to satisfy other Ministry of Health, Labor and Welfare regulations. In Taiwan, all “medicated” cosmetic and pharmaceutical products require registration. These regulations can limit our ability to import products into our markets and can delay introductions of new products into markets as we go through the registration and approval process for our products. The sale of cosmetic products is regulated in the European Union member states under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

     Our Pharmanex products are strictly regulated in the markets in which we operate. These markets have varied regulations that apply to and distinguish nutritional health supplements from “drugs” or “pharmaceutical products.” For example, our products are regulated by the FDA of the United States under the Federal Food, Drug and Cosmetic Act. The Federal Food, Drug and Cosmetic Act has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act and the Dietary Supplement Health and Education Act. The Dietary Supplement Health and Education Act establishes rules for determining whether a product is a dietary supplement. Under this statute, dietary supplements are regulated more like foods than drugs, are not subject to the food additive provisions of the law, and are generally not required to obtain regulatory approval prior to being introduced to the market. None of this infringes, however, upon the FDA’s power to remove an unsafe substance from the market. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products. The European Parliament recently voted in favor of adopting a Directive on Food Supplements, which may harmonize this area of legislation in Europe.

     Most of our existing major markets also regulate product claims and advertising regarding the types of claims and representations that can be made regarding the efficacy of products, particularly dietary supplements. Accordingly, these regulations can limit our ability and that of our distributors to inform consumers of the full benefits of our products. For example, in the United States, we are unable to make any claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. The Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. In addition, all product claims must be substantiated. In Japan, our nutritional supplements are marketed as food products, which significantly limits our ability to make claims regarding the products.

     To date, we have not experienced any difficulty maintaining our import licenses, but we have experienced complications regarding food and drug regulations for our nutritional products. Many of our products have required reformulation to comply with local requirements. In addition, in Europe there is no uniform legislation governing the manufacture and sale of nutritional products. Complex legislation governing the manufacturing and sale of nutritional products in Europe has inhibited our ability to gain quick access to this market for our nutritional supplements. Recently, we have started to expand our nutritional product offering into more European markets by either reformulating existing products or developing new products to comply with local regulations.

     In the United States we are also subject to a consent decree with the FTC and various state regulatory agencies arising out of investigations that occurred in the 1990s of certain distributor practices and product claims.

     Big Planet Regulation. Our Big Planet telecommunications products and services are subject to varying degrees of telecommunications regulation in each of the jurisdictions in the United States as well as in each foreign country in which we offer telecommunications services. In the United States, domestic telecommunications service and international communications services in the United States are subject to the provisions of the Communications Act, as amended by the Telecommunications Act of 1996, and Federal Communications Commission, or the FCC, regulations and rules adopted thereunder, as well as applicable laws and regulations of the various states. Big Planet is registered as a telecommunications provider in all 50 states.

     Our professional employer organization is also subject to various regulations at both national and local levels. As a result, our professional employer organization interfaces with various governmental entities including the Occupational Safety and Health Administration, the Department of Labor, the Immigration and Naturalization Service and the Internal Revenue Service relating to the services it provides.

     Other Regulatory Issues. As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control and transfer pricing laws that regulate the flow of funds between our subsidiaries and us for product purchases, management services and contractual obligations such as the payment of distributor commissions. We believe that we are operating in compliance with all applicable foreign exchange control and transfer pricing laws.

     As is the case with most companies that operate in our product categories, we receive inquiries from government regulatory authorities, from time to time, regarding the nature of our business and other issues such as compliance with local direct selling, customs, taxation, foreign exchange control, securities and other laws. Although to date none of these inquiries has resulted in a finding materially adverse to us, negative publicity resulting from inquiries into our operations by United States and state government agencies in the early 1990s, stemming in part from alleged inappropriate product and earnings claims by distributors, and in the late 1990s resulting from adverse media attention in South Korea, harmed our business and results of operations.

Employees

     As of December 31, 2002, we had approximately 3,950 full and part-time employees, approximately 350 of whom are employed sales representatives in our China operations. None of our employees are represented by a union or other collective bargaining group, with the exception of the limited number of employees involved in our operations in Brazil. We believe that our relationship with employees is good, and we do not currently foresee a shortage in qualified personnel necessary to operate our business.

Available Information

     Our Internet address is www.nuskinenterprises.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

     Note Regarding Forward-Looking Statements. Certain statements made in this filing under the caption “Item 1- Business” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, when used in this Report the words or phrases “will likely result,” “expect,” “intend,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act.

     Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance in countries where it operates. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. We assume no responsibility or obligation to update these statements to reflect any changes. The forward-looking statements and associated risks set forth herein relate to, among other things:

•	Our belief that we could produce or source our personal care products from other suppliers and replace our primary suppliers of Pharmanex products without great difficulty or increased cost;

•	Our plans to continue developing new products and improving and evolving our existing product formulations;

•	Our plans to continue to enter and expand new markets and to successfully operate a retail business in China;

•	Our belief that China will become one of the largest direct selling markets in the world over the next several years and our anticipation that we will be able to successfully navigate the regulatory challenges in this market;

•	Our plans to launch the scanner in the United States and elsewhere to promote Pharmanex products;

•	The belief that Eastern Europe will be among the fastest growing direct selling regions in the world and our intended expansion of operations across Eastern Europe; and

•	Our belief that we are in material compliance with applicable laws and regulations in the countries in which we operate.

     These and other forward-looking statements are subject to various risks and uncertainties including those described below under “Risk Factors” and in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risk Factors

     We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report on Form 10-K. These risk factors should be read together with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business

Currency exchange rate fluctuations could lower our revenue and net income.

     In 2002, we recognized approximately 86% of our revenue in non-United States markets in each market’s respective local currencies. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, particularly the Japanese yen, our reported revenue, gross profit and net income will likely be reduced. Our 2003 operating results could be harmed if the Japanese yen weakens from current levels. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition. Although we attempt to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange contracts, we cannot be certain these contracts or any other hedging activity will effectively reduce exchange rate exposure.

Because our Japanese operations account for over 50% of our business, any adverse changes in our business operations in Japan would harm our business.

     Approximately 55% of our 2002 revenue was generated in Japan. Various factors could harm our business in Japan, including worsening of economic conditions. Economic conditions in Japan have been poor in recent years and may worsen or not improve. In addition, the direct selling market has decreased from $26.2 billion in 1998 to approximately $22.8 billion in 2000 as a result of difficult economic conditions. We believe our growth rate during the latter half of 2002 was negatively impacted in part because of economic conditions. Continued or worsening economic and political conditions in Japan could further impact our revenue and net income. In addition, our operations in Japan face significant competition from existing and new competitors. Our operations would also be harmed if our planned growth initiatives fail to generate continued interest and enthusiasm among our distributors in this market and fail to attract new distributors.

If we are unable to retain our existing independent distributors and recruit additional distributors, our revenue will not increase.

     We distribute almost all of our products through our independent distributors and we depend on them directly for substantially all of our revenue. Our distributors may terminate their services at any time, and, like most direct selling companies, we experience high turnover among distributors from year to year. As a result, we need to continue to retain existing and recruit additional independent distributors. To increase our revenue, we must increase the number of and/or the productivity of our distributors.

     Although we experienced an increase in executive and active distributors in 2002, we have experienced declines from time to time in both active distributors and executive distributors in the past. In 2002, our active distributors grew by 1.4% while our executive distributors grew by 12.4%. In order to continue to grow the business in 2003 and beyond, we believe we will need to be more effective in growing the number of active distributors as well as executive distributors. However, the number of our active and executive distributors may not increase and could decline once again in the future. We cannot accurately predict how the number and productivity of distributors may fluctuate because we rely upon our existing distributors to recruit, train and motivate new distributors. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors. The number and productivity of our distributors also depends on several additional factors, including:

•	adverse publicity regarding us, our products, our distribution channel or our competitors;

•	failure to motivate our distributors with new products;

•	the public's perception of our products and their ingredients;

•	the public's perception of our distributors and direct selling businesses in general; and

•	general economic and business conditions.

     In addition, we may face saturation or maturity levels in a given country or market. This is of particular concern in Taiwan, where industry sources have estimated that over 10% of the population is already involved in some form of direct selling. The maturity of several of our markets could also affect our ability to attract and retain distributors in those markets.

If we fail to effectively implement our expansion of operations in China, our business in other markets could be harmed.

     Distributor excitement about the prospects of participating in China has spurred growth in many of our markets outside of China, particularly in Asia. If our China initiatives fail to meet expectations, or if the risks and uncertainties described herein harm our business or result in any distributor uncertainty or changes in our business plans, our international distributors could become distracted with such issues, be disappointed with lower than expected results, and lose the enthusiasm that has driven recent growth, which would harm our business in markets outside of China. In addition, if we are not able to effectively keep distributors focused on their home markets while they work on participating in China, this could harm our business in these markets.

Our expansion of operations in China has resulted in governmental scrutiny, and our operations in China may be harmed by the results of such scrutiny.

     The regulatory environment in China is rapidly evolving and can be subjectively applied and interpreted. Our recently expanded operations, our global direct selling business model, and the participation and activities of non-China distributors in this market has resulted in regulatory scrutiny of our activities, which is not unexpected. We have made some modifications to our business model and policies in response to concerns expressed by governmental authorities. At times, these reviews have caused and continue to cause a temporary obstruction in our ability to conduct business, including an inability to conduct sales activity in a limited number of stores. In addition, some non-China distributors have engaged in activities that violated our policies in this market and resulted in some adverse publicity. Although we have worked closely with both national and local agencies in implementing our plans, our efforts to comply with local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling direct selling, and any subjective interpretation of laws. In addition, we continue to be subject to the risk that our foreign distributors may conduct business in China in a prohibited manner and bring about negative media or regulatory actions. Any determination that our operations or activities, or the activities of our foreign distributors are not in compliance with applicable regulations could negatively result in extended interruptions of business, changes to our business model or other actions, all of which would harm our business and our reputation with Chinese regulators.

If we are not able to hire sale employees and open new stores in China as quickly as we would like, our ability to grow our business there could be impacted.

     Because of concerns about the number of sales employees per store, regulators in China have recommended that we maintain a reasonable level of sales employees per store. If the level of employees per store that regulators determine to be reasonable is less than we anticipate or believe reasonable, or if regulators otherwise impose restrictions on the number of sales employees we may have, our per store sales could be negatively impacted and we could be forced to open more stores than we anticipated, which could slow our growth rate in China. Regulatory provisions require us to obtain a license for each store that we operate in China, and regulators have broad discretion in approving these licenses. If regulators fail to approve licenses for new stores at a rate that meets our growth demands, this could harm our growth potential.

Restrictions on direct selling activities in China require us to employ a local sales force that markets and sells our products from retail store locations, and we have limited previous experience in managing retail stores or an employed sales force.

     The current regulatory environment in China prohibits us from implementing our direct selling distribution model there. As a result, in order to expand in this market, we have established 100 retail stores and hired approximately 2,500 employees as of March 1, 2003. Operating these retail stores in China involves expenses associated with hiring additional sales personnel, entering into leases for commercial space and maintaining sufficient inventory to supply these stores. We have invested approximately $10 million in expanding the number of retail stores. If our retail model is not successful, we may not recover our investment. We have limited prior experience in managing retail stores or an employed sales force and accordingly, we cannot assure you that we will be able to do so successfully. In addition, we must train a large number of employees, most of whom have not previously been trained to provide a level of customer service that we are accustomed to providing to our customers. If we are unable to effectively manage our retail stores or employees, our government relations may be compromised and operations in China may be harmed.

Because of regulations that require us to locally manufacture products we sell in China, we have invested financial resources in our own manufacturing facility, and we cannot assure you that we will be successful in managing these operations.

     Chinese regulations require that we sell locally manufactured products. As a result, we have built our own manufacturing plant to produce the products that we sell in stores. We have no previous experience in manufacturing products and we cannot assure you that we will be successful in managing these operations. In addition, we have implemented processes and procedures to ensure adequate quality control for our products, but we cannot assure you that these standards will be met consistently and any failure to maintain the quality associated with our brand could harm our reputation and revenue potential.

Intellectual property rights are difficult to enforce in China.

     Chinese commercial law is relatively undeveloped compared to most of our other major markets and, as a result we may have limited legal recourse in the event we encounter significant difficulties with patent or trademark infringers. Limited protection of intellectual property is available under Chinese law and the local manufacturing of our products may subject us to an increased risk that unauthorized parties may attempt to copy or otherwise obtain or use our product formulations. As a result, we cannot assure you that we will be able to adequately protect our product formulations.

Manufacturing and regulatory issues associated with our planned laser-based scanner could negatively impact the success of our scanner program and our ability to make scanners available to interested distributors, which could harm our business.

     Our announcement of our plans to introduce a laser-based scanner that measures the levels of caratenoid antioxidants in the skin has generated considerable enthusiasm among some of our distributors, particularly in the United States. We have not had experience in developing and marketing sophisticated technology products such as the scanner and are working on a very short development time table. As with any new technology, we have experienced delays and technical issues in developing a production model that meets required specifications and performs at a consistent level. If we are unable to timely resolve development issues, fail to deliver scanners that perform to a standard expected by our distributors, or incur any delays in making a sufficient number of scanners available to interested distributors, we could dampen distributor enthusiasm and harm our business, particularly in the United States where many distributors have been focusing their marketing activities around the introduction of the scanner. In addition, we are subject to regulatory restrictions that limit the claims or representations that we and our distributors can make about the scanner because we are not using it as a medical device. One of our distributors recently received an inquiry from the FDA questioning the status of the scanner as a non-medical device. We have been advised by our legal counsel that the scanner is not a medical device. If the FDA were to make a determination or formally assert that the scanner is a medical device, or if it determines that our distributors are using the scanner to make medical claims or diagnosis, the FDA could delay significantly or otherwise inhibit the use of the scanner in the United States. Also, our ability to introduce and use the scanner in some markets outside of the United States may be negatively impacted by local governmental regulations that may apply to tools such as the scanner. Any delay or limitation of our anticipated use of this tool caused by regulatory issues could harm our business, particularly in the United States where we have experienced the strongest interest in the scanner.

Government regulation of our products and services, in particular our nutritional supplements, may restrict or inhibit our ability to market and sell these products and could harm our business.

     Our products and our related marketing and advertising efforts are subject to extensive government regulation by numerous domestic and foreign governmental agencies and authorities. These include the FDA, the FTC, the Consumer Product Safety Commission, and the United States Department of Agriculture in the United States, State Attorneys General and other state regulatory agencies, and the Ministry of Health, Labor and Welfare in Japan along with similar government agencies in foreign markets where we operate. We may be unable to introduce our products in some markets if we fail to obtain the necessary regulatory approvals, or if any product ingredients are prohibited. For example, we stopped marketing our product Cholestin (the red yeast rice version) as a dietary supplement in the United States because the FDA believed Cholestin qualified as a drug and therefore required FDA approval before it could be sold in the United States. Our markets have varied regulations concerning product formulation, labeling, packaging and importation. These laws and regulations often require us to, among other things:

•	reformulate products for a specific market to meet the specific product formulation laws of that country;

•	conform product labeling to the regulations in each country; and

•	register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of our products.

     Failure to introduce products or delays in introducing products could reduce revenue and decrease profitability. Regulators also may prohibit us from making therapeutic claims about products despite research and independent studies supporting these claims. These product claim restrictions could prevent us from realizing the potential revenue from some of our products. Moreover, a number of injuries and deaths have occurred recently that have been attributed to the use of nutritional supplements that contain ingredients that are controversial. Although we are committed to not marketing nutritional supplements that contain any stimulants, steroids or other substances that are controversial and could pose health risks, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements as a result of public reaction to the recent injuries and deaths caused by supplements that do contain these controversial ingredients.

If we are unable to expand operations in any of the new markets we have currently targeted, we may have difficulty achieving our long-term objectives.

     A significant percentage of our revenue growth over the past decade has been attributable to our expansion into new markets. For example, the revenue growth we experienced in 2001 and 2002 was due in part to our successful expansion of operations into Singapore and Malaysia. Moreover, our growth over the next several years depends on our ability to successfully introduce our products and our distribution system into new markets, including China and Eastern Europe. In addition to the regulatory difficulties we may face in accessing these new markets, we could face difficulties in achieving acceptance of our premium-priced products in developing markets. In the past, we have struggled to operate successfully in developing country markets, such as Latin America. This may also be the case in China and Eastern Europe and the other new markets into which we currently intend to expand. If we are unable to successfully expand our operations into these new markets, our opportunities to grow our business may be limited and as a result, we may not be able to achieve our long-term objectives.

Adverse publicity concerning our business, marketing plan or products could harm our business and reputation.

     The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the legality of our distributor network, our products or the actions of our distributors. Specifically, we are susceptible to adverse publicity concerning:

•	the legality of network marketing;

•	the ingredients or safety of our or our competitors' products;

•	regulatory investigations of us, our competitors and our respective products;

•	the actions of our current or former distributors; and

•	public perceptions of direct selling businesses generally.

In addition, in the past we have experienced negative publicity that has harmed our business in connection with regulatory investigations and inquiries. We may receive negative publicity in the future and it may harm our business and reputation.

Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business.

     Distributor activities in our existing markets that violate governmental laws or regulations could result in governmental actions against us in markets where we operate. Except in China, our distributors are not employees and act independently of us. We implement strict policies and procedures to ensure our distributors will comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. For example, product claims made by some of our distributors in 1990 and 1991 led to an investigation by the FTC, which resulted in us entering into a consent decree with the FTC. Distributors often desire to enter a market before we have received approval to do business in order to gain an advantage in the market. Improper distributor activity in new geographic markets can be particularly harmful to our ability to ultimately enter these markets, which is of a particular concern in China, given the current restrictions on direct selling activities and the political climate in that market.

Failure of new products to gain distributor and market acceptance could harm our business.

     A critical component of our business is our ability to develop new products that create enthusiasm among our distributor force. If we fail to introduce new products planned for introduction in 2002, our distributor productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements, or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the loss of key research and development staff from our divisions, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and any failure to anticipate changes in consumer tastes and buying preferences.

Government inquiries, investigations and actions could harm our business.

     From time to time we receive formal and informal inquiries from various government regulatory authorities about our business and our compliance with local laws and regulations. Any determination that we or any of our distributors are not in compliance with existing laws or regulations could potentially harm our business. Even if governmental actions do not result in rulings or orders, they potentially could create negative publicity. Negative publicity could detrimentally affect our efforts to recruit or motivate distributors and attract customers and consequently, could reduce revenue and net income.

     In the early 1990s, we entered into consent decrees with the FTC and other state regulatory agencies relating to investigations of our distributors’ product claims and practices. We believe that the negative publicity generated by this FTC action as well as a separate action in the mid 1990s harmed our business and results of operations in the United States. As a result of the previous investigations, the FTC makes inquiries from time to time regarding our compliance with applicable laws and regulations and our consent decree. Any further actions by the FTC or other comparable state or federal regulatory agencies, in the United States or abroad, could have a further negative impact on us in the future.

     In addition, we are susceptible to government initiated campaigns that do not rise to the level of formal regulations. For example, the South Korean government, several South Korean trade groups and members of the South Korean media initiated campaigns in 1997 and 1998 urging South Korean consumers not to purchase luxury or foreign goods. We believe that these campaigns, and the related media attention they received, together with the economic recession that occurred in the late 1990s in the South Korean economy, significantly harmed our South Korean business. We cannot assure you that similar government, trade group or media actions will not occur again in South Korea or in other countries where we operate or that such events will not similarly harm our net operations.

The loss of key high-level distributors could negatively impact our distributor growth and our revenue.

     We have approximately 566,000 active distributors and 28,000 executive distributors. Approximately 431 distributors currently occupy the highest distributor level under our Global Compensation Plan. These distributors, together with their extensive networks of downline distributors, account for substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in the distributor’s network of downline distributors whether by their own choice or through disciplinary actions by us for violations of our policies and procedures could negatively impact our distributor growth and our revenue.

Laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline.

     Various government agencies throughout the world regulate direct sales practices. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

•	impose order cancellations, product returns, inventory buy-backs and cooling-off rights for consumers and distributors;

•	require us or our distributors to register with governmental agencies;

•	impose reporting requirements to regulatory agencies; and/or

•	required us to ensure that distributors are not being compensated based upon the recruitment of new distributors.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult and require the devotion of significant resources on our part. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability will decline. Countries where we currently do business could change their laws or regulations to negatively affect or prohibit completely direct sales efforts. In addition, government agencies and courts in the countries where we operate may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harms our business. If any governmental authority were to bring a regulatory enforcement action against us that interrupts our business, revenue and earnings would likely suffer.

Challenges by private parties to the form of our network marketing system could harm our business.

     We may be subject to challenges by private parties, including our distributors, to the form of our network marketing system or elements of our business. In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers and to prevent inappropriate activities and to distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states and domestic and global industry standards. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact based and are subject to judicial interpretation. Because of the foregoing, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former distributor.

Increases in duties on our imported products in our non-United States markets could reduce our revenue and harm our competitive position.

     Historically, we have imported most of our products into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. In any given country, regulators may increase duties on imports and, as a result, reduce our profitability and harm our competitive position relative to locally produced goods. In some countries, such as China, government regulations may prevent importation of our products altogether or require us to locally manufacture or source a significant portion of our products.

Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

     As a United States company doing business in international markets through our subsidiaries, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. Regulators in the United States and in foreign markets closely monitor our corporate structure and how we effect intercompany fund transfers. If regulators challenge our corporate structure, transfer pricing mechanisms, or intercompany transfers, our operations may be harmed, and our effective tax rate may increase. Tax rates vary from country to country, and if regulators determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. For example, our corporate income tax rate in the United States is 35%. If our profitability in a higher tax jurisdiction, such as Japan where the corporate tax rate is currently set at 42%, increases disproportionately to the rest of our business, our effective tax rate may increase. We cannot assure you that we will continue operating in compliance with all applicable customs, exchange control and transfer pricing laws, despite our efforts to be aware of and comply with such laws. If these laws change, we may need to adjust our operating procedures and our business may suffer.

Losing suppliers or rights to sell products could harm our business.

     For approximately ten years, we have acquired ingredients and products from one unaffiliated supplier that currently manufactures approximately 45% of our Nu Skin personal care products. We currently rely on two unaffiliated suppliers, one of which supplies 41% and the other of which supplies 26% of our Pharmanex nutritional supplements. We obtain some of our nutritional supplements from sole suppliers in China. We also license the right to distribute some of our products from third parties. Because of the concentrated nature of our suppliers and manufacturers, the loss of any of these suppliers or manufacturers, or the failure of suppliers to meet our needs, could restrict our ability to produce or distribute some products and harm our revenue as a result.

We depend on our key personnel and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

     Our success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. These employees may voluntarily terminate their employment with us at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. If we lose the services of our executive officers or key employees for any reason, our business, financial condition and results of operations could be harmed.

Our markets are intensely competitive, and market conditions and the strengths of competitors may harm our business.

     The markets for our Nu Skin and Pharmanex products are intensely competitive. Our results of operations may be harmed by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. For example, our Nu Skin products compete directly with branded, premium retail products. We currently do not have significant patent or other proprietary protection, and competitors may introduce products with the same ingredients that we use in our products. Because of regulatory restrictions concerning claims about the efficacy of dietary supplements, we may have difficulty differentiating our products from competitors’ products, and competing products entering the nutritional market could harm our nutritional supplement revenue.

     We also compete with other network marketing companies for distributors. Some of these competitors have a longer operating history and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our Global Compensation Plan for distributors. Consequently, to successfully compete in this market and attract and retain distributors, we must ensure that our business opportunities and compensation plans are financially rewarding. We cannot assure you that we will be able to successfully compete in this market.

Product liability claims could harm our business.

     We may be required to pay for losses or injuries purportedly caused by our products. Although we have had a very limited product claims history, we have recently experienced difficulty finding insurers willing to provide product liability coverage at reasonable rates due to insurance industry trends and the rising cost of insurance generally. As a result, we have elected to self-insure our product liability risks for our core product lines. Until we elect and are able to obtain product liability insurance, if any of our products are found to cause any injury or damage, we will be subject to the full amount of liability associated with any injuries or damages. This liability could be substantial. We cannot predict if and when product liability insurance will be available to us on reasonable terms.

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

The market price of our Class A common stock is subject to significant fluctuations due to a number of factors which are beyond our control, including but not limited to variations in our quarterly operating results, market trends related to our products and economic and currency exchange issues in the foreign markets we operate.

     Many factors could cause the market price of our stock to fall. Some of these factors are:

•	fluctuations in our quarterly operating results;

•	the sale of shares of Class A common stock by our original or significant stockholders;

•	general trends in the market for our products;

•	acquisitions by us or our competitors;

•	economic and/or currency exchange issues in those foreign countries in which we operate;

•	changes in estimates of our operating performance or changes in recommendations by securities analysts; and

•	general business and political conditions.

     Broad market fluctuations could also lower the market price of our Class A common stock regardless of our actual operating performance. In addition, we have publicly disclosed our five-year growth projections and these long-term projections are inherently risky and uncertain. If we fail to meet the metrics contained in those projections, our stock price may be harmed.

The holders of our Class B common stock control over 90% of the combined stockholder voting power, and third parties will be unable to gain control of our company through purchases of Class A common stock.

     The original stockholders of our company, together with their family members and affiliates, have the ability to control the election and removal of the board of directors and, as a result, future direction and operations, without the supporting vote of any other stockholder. Consequently, these original stockholders, together with their family members and affiliates, are able to control decisions about business opportunities, declaring dividends, issuing additional shares of Class A common stock or other securities, and the approval of any merger, consolidation or sale of all or substantially all of our assets. These stockholders own all outstanding shares of Class B common stock, which have ten-to-one voting privileges over shares of Class A common stock. They may make decisions that are adverse to your interests. Currently, these stockholders and their affiliates collectively own shares that represent more than 90% of the combined voting power of the outstanding shares of both classes of common stock. As long as these stockholders are majority stockholders, third parties will not be able to obtain control of our company through open-market purchases of shares of our Class A common stock.

Approximately 33 million shares, or 41% of our total outstanding shares, are restricted from immediate resale but may be sold into the market in the near future, which could affect the market price of our Class A common stock.

     If our stockholders sell a substantial number of shares of our Class A common stock in the public market, the market price of our Class A common stock could fall. Several of our principal stockholders hold a large number of shares of the outstanding Class A common stock and the Class B common stock that are convertible into Class A common stock. Some of the original stockholders have been actively selling shares on the open market. Additional sales by these stockholders or a decision by any of the other principal stockholders to aggressively sell shares could depress the market price of our Class A common stock.

     As of December 31, 2002, we had 81,070,639 shares of common stock outstanding. All of these shares are freely tradeable, except for approximately 33 million shares held by the certain stockholders who participated in our recent public offering. These shares will become eligible to sell in the public market in July 2004. Under the lock-up arrangements, these stockholders agreed that they will not sell or otherwise dispose of any shares of Class A common stock, or securities convertible into or exchangeable for our Class A common stock, without the prior written consent of the underwriters and the majority of our independent directors prior to July 26, 2004. This agreement is subject to the following exceptions:

•	charitable donations in the second year of up to 500,000 shares in the aggregate by these stockholders to a charitable organization;

•	transfers of common stock to these stockholders from fixed charitable remainder trusts established by the selling stockholder;

•	transfers of common stock to immediate family members or related persons or estate planning entities;

•	sales of shares of which the selling stockholder is deemed to have beneficial ownership but whose interest presents no opportunity to profit from the shares being sold; and

•	transfers of shares by lenders under an existing pledge of shares as security for a loan of approximately $20 million to Nedra D. Roney in the case of a default under the loan or in connection with a refinancing thereof.

     We have also entered into a separate lock-up arrangement with the original shareholders pursuant to which these shareholders agree that after the expiration of the two-year lock-up agreement they will be subject to the volume restrictions set forth under Rule 144 on the sale of shares, which shares would otherwise be eligible for unlimited sale under the securities laws. In the event these lock-up restrictions were removed, the resulting sales could cause the price of our Class A common stock to decline.

ITEM 2.       PROPERTIES

     We generally lease our warehouse, office or distribution facilities in each geographic region in which we currently have operations. We believe that our existing and planned facilities are adequate for our current operations in each of its existing markets. The following table summarizes, as of December 31, 2002, our major leased office and distribution facilities:

Location	Function	Approximate Sq. Ft.

Provo, Utah*	Distribution center	198,000

Provo, Utah*	Corporate offices	125,000

Los Angeles, California	Warehouse	35,000

Yokohama, Japan	Warehouse	40,000

Tokyo, Japan	Call center/distribution center	56,000

Tokyo, Japan	Central office/distribution center	28,000

Taipei, Taiwan	Central office/distribution center	37,000

Taoyuan, Taiwan	Warehouse/distribution center	47,000

Ontario, Canada	Office/warehouse	31,000

Venlo, Netherlands	Warehouse/offices	20,000

Seoul, South Korea	Corporate offices	29,000

Shanghai, China	Manufacturing	69,000

*  These facilities are leased from related parties.

     We also operate an extraction and purification facility located in Zhejiang Province, in China, where we produce extracts for our TeGreen 97 and Reishi products. We currently also lease approximately 140,000 square feet of office and retail space in China in more than 120 different locations in connection with our retail business in this market.

ITEM 3.       LEGAL PROCEEDINGS

     In January 2000, a derivative lawsuit captioned Karen Kindt, on behalf of Nu Skin Enterprises, Inc. v. Blake Roney, et. al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County against certain members of our board of directors alleging a breach of fiduciary duty and self-dealing in connection with our acquisition of Nu Skin International in 1998 and the termination of the license agreements with Nu Skin USA, Inc. and acquisition of Big Planet in 1999. Our board of directors appointed a special litigation committee to investigate the validity of the complaint. After an exhaustive and thorough review of the allegations, the special committee made a report to our board of directors. Based on the findings by the special committee, we have moved to dismiss the complaint. The motion is pending. In January 2003, we filed a memorandum in support of our motion to dismiss.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NUS.” Our Class B common stock has no established trading market. The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2001 and 2002 based upon quotations on the NYSE.

Quarter Ended	High	Low
March 31, 2001	$ 8.94	$ 5.25
June 30, 2001	8.50	6.90
September 30, 2001	8.69	6.30
December 31, 2001	8.83	6.55

Quarter Ended	High	Low
March 31, 2002	$ 11.19	$ 7.10
June 30, 2002	14.86	10.01
September 30, 2002	14.25	8.50
December 31, 2002	13.09	9.67

     The market price of our Class A common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for our products and product candidates, economic and currency exchange issues in the foreign markets in which we operate and other factors, many of which are not within our control. In addition, broad market fluctuations, as well as general economic, business and political conditions may adversely affect the market for our Class A common stock, regardless of our actual or projected performance.

     The closing price of our Class A common stock on February 28, 2003 was $10.52. The approximate number of holders of record of our Class A common stock and Class B common stock as of February 28, 2003 was 818 and 37, respectively. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

     We declared and paid a $0.05 per share dividend for all classes of common stock in March, June, September and December of 2001, and a $0.06 per share quarterly dividend for all classes of common stock in March, June, September and December of 2002. In February 2003, the board of directors declared a quarterly cash dividend of $0.07 per share for all classes of common stock. The quarterly cash dividend will be paid on March 26, 2003, to stockholders of record on March 7, 2003. Management believes that cash flows from operations will be sufficient to fund this and future dividend payments, if any.

     We expect to continue to pay dividends on our common stock. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2002 about our Class A common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security
holders	6,785,000	(1)(2)	$ 10.88	1,726,000	(4)

Equity compensation plans
not approved by security
holders	251,000	(3)	$ 1.87	--

Total	7,036,000		$ 10.56	1,726,000

(1)

Includes 71,000 shares issuable under the Generation Health Holdings, Inc. 1996 Stock Incentive Plan and Scientific Advisory Board Option Plan which were assumed by us when we acquired Generation Health Holdings, Inc., the parent of Pharmanex. These plans were approved by the stockholders of Generation Health Holdings, Inc.

(2)

Includes 707,000 shares issuable upon exercise of options granted by Nu Skin International, Inc. under the 1996 Distributor Stock Option Plan. We assumed this plan when we acquired Nu Skin International. We had previously granted an option to Nu Skin International prior to our public offering which was allocated to distributors of Nu Skin International pursuant to the plan. This plan was approved by the stockholders of Nu Skin International.

(3)	Consists of an option grant to an officer of our company prior to our initial public offering, which is currently fully vested.

(4)

Currently 152,000 shares are remaining for issuance under the 2000 Employee Stock Purchase Plan. The authorized shares may be increased by 75,000 shares each year beginning 2003 through 2009. In February 2003, our board of directors approved a 5 million share increase in our exisiting stock incentive plan subject to stockholder approval at our annual meeting of stockholders.

ITEM 6.       SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 have been derived from the audited consolidated financial statements.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(U.S. dollars in thousands, except per share data)

Income Statement Data:
Revenue	$ 913,494	$ 894,249	$ 879,758	$ 885,621	$ 964,067
Cost of sales	188,457	151,681	149,342	178,083	190,868
Cost of sales - amortization
of inventory step-up	21,600	--	--	--	--

Gross profit	703,437	742,568	730,416	707,538	773,199

Operating expenses:
Distributor incentives	331,448	346,951	345,259	347,452	382,159
Selling, general and administrative	202,150	265,770	294,744	288,605	285,229
In-process research and development	13,600	--	--	--	--

Total operating expenses	547,198	612,721	640,003	636,057	667,388

Operating income	156,239	129,847	90,413	71,481	105,811
Other income (expense), net	13,599	(1,411)	5,993	8,380	(2,886)

Income before provision for income
taxes and minority interest	169,838	128,436	96,406	79,861	102,925
Provision for income taxes	62,840	41,742	34,706	29,548	38,082
Minority interest(1)	3,081	--	--	--	--

Net income(2)	$ 103,917	$ 86,694	$ 61,700	$ 50,313	$ 64,843

Net income per share:
Basic	$ 1.22	$ 1.00	$ 0.72	$ 0.60	$ 0.79
Diluted	$ 1.19	$ 0.99	$ 0.72	$ 0.60	$ 0.78
Weighted average common shares
outstanding (000s):
Basic	84,894	87,081	85,401	83,472	81,731
Diluted	87,018	87,893	85,642	83,915	83,128

Cash Flow Data:
Cash provided by (used in):
Operating activities	$ 118,560	$ 30,299	$ 43,388	$ 74,417	$ 111,116
Investing activities	(46,053)	(43,988)	(22,970)	(15,126)	(26,531)
Financing activities	(48,684)	(73,484)	(65,292)	(33,765)	(32,490)

Balance Sheet Data
(at end of period):
Cash and cash equivalents	$ 188,827	$ 110,162	$ 63,996	$ 75,923	$ 120,341
Working capital	164,597	74,561	122,835	152,513	180,639
Total assets	606,433	643,215	590,803	582,352	611,838
Short-term debt	14,545	55,889	--	--	--
Long-term debt	138,734	89,419	84,884	73,718	81,732
Stockholders’ equity	254,642	309,379	366,733	379,890	386,486

Supplemental Operating Data
(at end of period):
Approximate number of active distributors(3)	470,000	510,000	497,000	558,000	566,000
Number of executive distributors(3)	22,781	21,005	21,381	24,839	27,915

(1)

Minority interest represents the ownership interests in Nu Skin International held by individuals who are not immediate family members of the majority-interest holders. We purchased the minority interest as part of our acquisition of Nu Skin International.

(2)

For 1998, net income includes a non-recurring charge of $14 million due to the write-off of in-process research and development as a result of our acquisition of Pharmanex. In January 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Assuming no amortization of goodwill for all periods presented, net income would have been $107 million, $93 million, $68 million and $57 million for each of the years ended December 31, 1998, 1999, 2000 and 2001, respectively.

(3)

Active distributors are those distributors who were resident in the countries in which we operated and who purchased products during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required personal and group sales volumes.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto, which are included in this Annual Report.

Overview

     We are a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements, which are sold worldwide under the Nu Skin and Pharmanex brands. In addition, we offer distributor related business services and home care products, which are sold under the Big Planet brand. We sell our products through a global network of approximately 566,000 independent distributors. These distributors market and sell our products by educating consumers about the benefits and distinguishing characteristics of the products and by providing personalized customer service.

     Our revenue depends upon the number and productivity of independent distributors who purchase products and sales materials from us in their local currency for resale to their customers or for personal use. The majority of our revenue is realized in markets outside of the United States and is translated into U.S. dollars from each market's local currency using quarterly weighted average exchange rates.

     The following table sets forth revenue information by region for the time periods indicated. This table should be reviewed in connection with the tables presented under "Results of Operations," which disclose distributor incentives and other costs associated with generating the aggregate revenue presented.

	Year Ended December 31,
Region	2000	2001	2002
	(U.S. dollars in millions)
North Asia	$ 585.4	$ 553.9	$ 593.9
Southeast Asia	119.5	150.3	196.0
North America	155.8	155.9	145.9
Other Markets	19.1	25.5	28.3

	$ 879.8	$ 885.6	$ 964.1

     Revenue generated in North Asia represented 62% of total revenue generated during the year ended December 31, 2002. Our operations in Japan generated 89% of the North Asia revenue during the same period. Revenue from Southeast Asia operations represented 20% of total revenue generated during the year ended December 31, 2002. Our revenue in Southeast Asia includes revenue from Singapore, where we commenced operations in December 2000, and Malaysia, where we commenced operations in November 2001. Revenue generated in North America represented 15% of total revenue generated during the year ended December 31, 2002. Our operations in the United States generated 94% of the North America revenue during that period.

     Cost of sales primarily consists of the cost of products purchased from third-party vendors, generally in U.S. dollars, and the freight cost of shipping these products to distributors, as well as import duties for the products. Cost of sales also includes the cost of sales materials sold to distributors at or near cost. Sales materials sold to distributors at or near cost are generally purchased in local currencies. Additionally, our technology and telecommunications products and services carry a significantly lower gross margin than our personal care and nutritional products. As the sales mix changes between product categories and sales materials, cost of sales and gross profit may fluctuate to some degree due primarily to the margin on each product line. Also, as currency exchange rates fluctuate, our gross margin will fluctuate.

     Distributor incentives, classified as operating expenses, are our most significant expense. Distributor incentives are paid to several levels of distributors on each product sale. The amount of the incentive paid varies depending on the purchaser’s position within our Global Compensation Plan. Distributor incentives are paid monthly and are based upon a distributor’s personal and group sales volumes, as well as the group sales volumes of up to six levels of executive distributors in their downline sales organizations. Small fluctuations occur in the amount of incentives paid as the network of distributors actively purchasing products changes from month to month. However, due to the size of our distributor force of approximately 566,000 active distributors, the fluctuation in the overall payout is relatively small. The overall payout averages from 41% to 43% of global product sales. Sales materials and starter kits are not subject to distributor incentives.

     Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, travel, promotion and advertising including costs of distributor conventions, which are expensed in the period in which they are incurred, research and development, professional fees and other operating expenses. See Note 2 of our “Consolidated Financial Statements” for a description of significant accounting policies including implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

     Provision for income taxes depends on the statutory tax rates in each of the countries in which we operate. For example, statutory tax rates are 16% in Hong Kong, 25% in Taiwan, 31% in South Korea and 42% in Japan. We are subject to taxation in the United States at a statutory corporate federal tax rate of 35% making our overall tax rate effectively 37%. However, we receive foreign tax credits in the United States for the amount of foreign taxes actually paid in a given period, which are utilized to reduce taxes in the United States to the extent allowed.

     We operate a professional employer organization that outsources personnel and benefit services to small businesses in the United States. Revenue for the professional employer organization consists of service fees paid by its clients. We currently have no intention to launch our professional employer organization service through our distributors in the foreseeable future. For our professional employer organization, cost of sales includes the direct costs, such as salaries, wages and other benefits, associated with the worksite employees.

Critical Accounting Policies

     The following critical accounting policies and estimates should be read in conjunction with our audited consolidated financial statements and related notes thereto. Management considers the most critical accounting policies to be the recognition of revenue, accounting for income taxes, accounting for intangible assets and accounting for the impact of foreign currencies. In each of these areas, management makes estimates based on historical results, current trends and future projections.

     Revenue. We recognize revenue when products are shipped, which is when title passes to our independent distributors. We offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5.0% of gross sales. A reserve for product returns is accrued based on historical experience. As of January 1, 2002, we adopted EITF 01-09, which relates to the classification in the Statement of Income of certain promotional items. The impact of the adoption of EITF 01-09 did not have a material impact on our financial statements. In the event that certain expenses, including our distributor incentives, were deemed to be reductions of revenue rather than operating expenses, our reported revenue would be reduced as would our operating expenses. However, since our global distributor compensation plan for our distributors does not provide rebates or selling discounts to distributors who purchase our products and services, we believe that no adjustment to reported revenue and operating expenses is necessary.

     Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between our foreign affiliates and us. Deferred tax assets and liabilities are created in this process. As of December 31, 2002, we have net deferred tax assets of $49.2 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination was made.

     Intangible Assets. We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 no longer requires the amortization of goodwill and other indefinite lived intangibles. As a result, operating results for the year ended December 31, 2002 were impacted by a $10.5 million elimination of such amortization. As of December 31, 2002, we had approximately $158 million of unamortized goodwill and other indefinite-life intangible assets. Under the provisions of SFAS No. 142, we are required to test these assets for impairment at least annually. The annual impairment tests have been completed and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

     Foreign Currency Fluctuations. We operate in more than 30 countries and generate the majority of our revenue and income in foreign currencies in international markets. Consequently, significant fluctuations in foreign currencies, particularly the Japanese yen, will have an impact on reported results. We seek to reduce our exposure to fluctuations in foreign currency exchange rates through intercompany loans of foreign currency, our Japanese yen denominated debt, and the use of derivative financial instruments to hedge certain forecasted transactions as well as receivables and payables denominated in foreign currencies. We currently account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We do not utilize derivatives for trading or speculative purposes. Hedge effectiveness is documented, assessed and monitored.

Results of Operations

     The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2000	2001	2002
Revenue	100.0%	100.0%	100.0%
Cost of sales	17.0	20.1	19.8

Gross profit	83.0	79.9	80.2

Operating expenses:
Distributor incentives	39.2	39.2	39.6
Selling, general and administrative	33.5	32.6	29.6

Total operating expenses	72.7	71.8	69.2

Operating income	10.3	8.1	11.0
Other income (expense), net	.7	.9	(.3)

Income before provision for income taxes	11.0	9.0	10.7
Provision for income taxes	4.0	3.3	4.0

Net income	7.0%	5.7%	6.7%

2002 Compared to 2001

     Revenue in 2002 increased 9% to $964.1 million from $885.6 million in 2001 primarily due to the growth in the North and Southeast Asia regions as discussed below, which was somewhat offset by the decline in the North America region. Excluding the impact of changes in exchange rates, we experienced growth of 10% for 2002 compared to the prior year. Successful new product introductions, the addition of Singapore and Malaysia in the last two years and distributor interest surrounding our expansion of retail operations in China contributed to revenue growth in 2002.

     Revenue in North Asia increased 7% to $593.9 million in 2002 from $553.9 million in 2001. In Japan, revenue increased 4% to $529.7 million in 2002 from $508.1 million in 2001. In local currency, revenue in Japan increased 7%. Revenue growth in Japan was driven by continued leveraging of technology tools for distributors as well as by successful product introductions and growth in automated orders. Reported U.S. dollar results reflect the negative impact of currency fluctuations. In South Korea, revenue increased 40% to $64.1 million in 2002 from $45.8 million in 2001. In local currency, revenue in South Korea increased 35%. Revenue growth in South Korea was driven by a 22% increase in executive distributors as well as successful product introductions. Our revenue growth in South Korea, which grew 67% in local currency in 2001, slowed in the second half of 2002 as a result of increased government regulations and political changes as well as weakening in the overall direct selling industry and the economy. In the fourth quarter, local currency revenue in Japan and South Korea was 4% and 5% higher, respectively, compared to the fourth quarter of 2001. Over our ten year history in Japan, the economy of Japan has been stagnant. While such economic times may benefit recruitment of new distributors, more severe economic challenges could negatively impact overall revenue.

     Revenue in Southeast Asia increased 30% to $196.0 million in 2002 from $150.3 million in 2001. Excluding the impact of changes in exchange rates, our revenue in Southeast Asia increased 31% in 2002 compared to the prior year. Distributor interest surrounding our expansion of retail operations in China, which commenced in January 2003, and the opening of the Malaysian market in November 2001 spurred the growth in this region. The combined revenue of Singapore and Malaysia increased 62% to $64.3 million in 2002 from $39.6 million in 2001 primarily as a result of the inclusion of a full year of operations in Malaysia in our 2002 results. Revenue in Taiwan increased 12% to $78.9 million in 2002 from $70.2 million in 2001. In local currency, revenue in Taiwan increased 15%. Revenue growth in Taiwan was driven by a 27% increase in executive distributors primarily related to distributor enthusiasm throughout the Southeast Asia region resulting from the opening of Malaysia and planned retail expansion of operations in China. Additionally, revenue in Hong Kong increased 11% to $24.0 million in 2002 from $21.7 million in 2001 and revenue in Thailand increased 98% to $13.0 million in 2002 from $6.6 million in 2001.As distributors leader focus on our expansion in China, we believe that revenue in Singapore and Malaysia may decline in 2003, while revenue in Taiwan and Hong Kong remains relatively level, which we believe should be more than offset by the increase in revenue in China.

     The significant interest and activity created in China by our expansion of operations has resulted in heightened scrutiny by both the media as well as government regulators in China regarding our method of operation. Actions by regulators in some locations have caused and will continue to cause some obstructions in our ability to do business, including an inability to conduct sales activity in a limited number of stores. Fewer than 10% of our stores in China have been affected by this disruption of sales activity. Regulators also have provided guidance and direction on certain aspects of our operations. For example, regulators have expressed some concerns about the number of sales employees per store in some locations and have recommended that we work to have a reasonable number of sales employees per store and focus in the near term on increasing the productivity of our sales employees rather than increasing the number of sales employees in each store. It is difficult to assess the short and long term impact of these actions and reviews. However, we continue to believe that we can generally achieve our targeted results for this market in 2003 as previously disclosed, subject to the length and severity of these reviews as well as other operating and market factors. We do believe, however, that these reviews are a necessary part of establishing a solid regulatory foundation upon which future growth can occur.

     Revenue in North America, consisting of the United States and Canada, decreased 6% to $145.9 million in 2002 from $155.9 million in 2001. This decrease in the North America region is due to revenue in the United States declining 8% to $136.6 million in 2002 from $149.0 million in 2001. The decrease in the United States is due to declines in Big Planet, including a decline of $8.9 million in 2002 in our core Big Planet revenue and a $2.7 million decline from our professional employer organization as we implemented initiatives centered on the more profitable personal care and nutritional supplement product categories. Our strategy for Big Planet has been to augment our technology products with high margin products such as home cleaning products and to improve margins on key technology products such as our telecommunication products and ISP service. For the year, Nu Skin and Pharmanex revenue was flat, although revenue increased 19% in the fourth quarter of 2002 compared to the same period in 2001. These decreases were somewhat offset by an increase of 34% in Canada to $9.4 million in 2002 from $7.0 million in 2001.

     Revenue in Other Markets, which include our European and Latin American operations, increased 11% to $28.3 million in 2002 from $25.5 million in 2001. This increase in revenue is primarily due to a 13% increase in revenue in Europe in U.S. dollars compared to the prior year. Excluding the impact of changes in exchange rates, our revenue in Europe increased approximately 4% compared to 2001 and in Latin America revenue increased 5% compared to 2001.

     Gross profit as a percentage of revenue remained nearly constant at 80.2% in 2002 compared to 79.9% in 2001. The slight negative impact of fluctuations in foreign currency in 2002 was offset by a decrease of revenue related to low margin Big Planet products and services in 2002. We purchase a significant majority of our goods in U.S. dollars and recognize revenue in local currencies. Consequently, we are subject to exchange rate risks in our gross margins.

     Distributor incentives as a percentage of revenue increased to 39.6% in 2002 from 39.2% in 2001. In U.S. dollars, distributor incentives increased to $382.2 million in 2002 from $347.5 million in 2001. The decline in revenue from Big Planet products and services, which pay lower commissions than our personal care and nutritional supplement product categories, contributed to the increase in distributor incentives during 2002.

     Selling, general and administrative expenses as a percentage of revenue decreased to 29.6% in 2002 from 32.6% in 2001. Without the impact of $10.5 million of amortization of intangibles recorded in 2001, which was not recorded in 2002 due to the implementation of SFAS No. 142, selling, general and administrative expenses as a percentage of revenue would have been 31.4% in 2001. In 2002, we generated higher revenue while maintaining operating expenses primarily due to improved efficiencies from our cost-saving technology and automated reordering initiatives which allowed us to reduce labor expense as a percentage of revenue. These efficiencies in 2002, combined with the additional selling, general and administrative expenses of approximately $4.0 million we incurred in 2001 for a distributor convention held in Japan, which was not held in 2002, contributed to the remaining decrease in selling, general and administrative expenses as a percentage of revenue. In U.S. dollar terms, selling, general and administrative expenses decreased to $285.2 million in 2002 from $288.6 million in 2001.

     Other income (expense), net was $2.9 million of expense in 2002 compared to $8.4 million of income in 2001. The decrease in other income (expense), net is primarily related to the foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes. In 2001, the net $8.4 million of income primarily included foreign exchange gains due to a weakened Japanese yen relative to the U.S. dollar over 2000, while the net $2.9 million of expense in 2002 was due to a strengthened Japanese yen relative to the U.S. dollar over 2001.

     Provision for income taxes increased to $38.1 million in 2002 from $29.5 million in 2001. This increase was largely due to the increases in operating income as compared to the prior year. The effective tax rate remained at 37.0% of pre-tax income for 2002 and 2001.

     Net income increased to $64.8 million in 2002 from $50.3 million in 2001. Net income increased primarily because of the factors noted above in “revenue,” “gross profit” and “selling, general and administrative” and was somewhat offset by the factors noted in “distributor incentives,” “other income (expense), net” and “provision for income taxes” above.

2001 Compared to 2000

     Revenue in 2001 increased 1% to $885.6 million from $879.8 million in 2000 primarily due to the growth in the Southeast Asia region and increased revenue from our professional employer organization business in the United States. Revenue in 2001 was negatively impacted by a weakening of foreign currencies against the U.S. dollar. Excluding the impact of changes in exchange rates, we experienced growth of 9% for 2001 compared to the prior year.

     Revenue in North Asia decreased 5% to $553.9 million in 2001 from $585.4 million in 2000. The decrease in revenue was due to revenue in Japan decreasing 8% to $508.1 million in 2001 from $554.2 million in 2000. This decrease is directly attributable to a 13% weakening in the Japanese yen for 2001 compared to the prior year. In local currency, revenue in Japan increased 3% in 2001. In 2001, the success of key Nu Skin and Pharmanex products launched as well as the successful promotion of the automatic reordering programs and the initiation of personalized web sites drove growth in Japan. The decline in revenue in Japan in U.S. dollars was partially offset by an increase in revenue in South Korea of 47% to $45.8 million in 2001 from $31.2 million in 2000. In local currency, revenue in South Korea was 67% higher in 2001 compared to the prior year. The continued revenue growth in South Korea is attributed primarily to an improving economy as well as a rebound in the direct selling industry as a whole in South Korea. In addition, we successfully launched several new products and successfully promoted our automatic repurchasing program.

     Revenue in Southeast Asia increased 26% to $150.3 million in 2001 from $119.5 million in 2000. Excluding the impact of changes in exchange rates, our revenue in Southeast Asia increased 33% in 2001 compared to the prior year. The increase in revenue resulted primarily from a full year of operations in Singapore, which generated $34.6 million in 2001 compared to $1.0 million in 2000 following the opening of operations in Singapore in December 2000, as well as the commencement of operations in Malaysia in November 2001, which generated an additional $5.0 million in revenue. Success in Singapore and Malaysia has also contributed to modest growth in other markets in the Southeast Asia region, such as Hong Kong, Thailand and Australia. These increases, however, were somewhat offset by the results in Taiwan, which decreased 16% to $70.2 million in 2001 from $83.4 million in 2000. In local currency, revenue in Taiwan decreased 9% in 2001 from the prior year. Management believes, however, that sequential quarterly revenue totals indicate an overall maturity of direct selling in that market. Local currency revenue in Taiwan increased 5% during the second quarter of 2001 compared to the first quarter of 2001, due in part to seasonal trends, decreased 1% from the second quarter of 2001 to the third quarter of 2001 and increased 2% from the third quarter of 2001 to the fourth quarter of 2001 due in part to seasonal trends.

     Revenue in North America, consisting of the United States and Canada, remained nearly constant at $155.9 million in 2001 compared to $155.8 million in 2000. Revenue in the United States increased slightly to $149.0 million in 2001 from $148.6 million in the prior year. Revenue in the United States in 2001 includes an additional $16.6 million of revenue generated from our professional employer organization over the prior year. In addition, the international convention held in the United States in February 2001 generated approximately $5.0 million in revenue from sales to international distributors attending the convention. More than offsetting this additional revenue in the United States, revenue from our core business in the United States was negatively impacted by distributor uncertainty relating to the our divisional strategies and the decreased focus on unprofitable products such as the free iPhone promotion and some of our I-Link telecommunications products.

     Revenue in Other Markets, which include our European and Latin American operations, increased 34% to $25.5 million in 2001 from $19.1 million in 2000. This increase in revenue is due to a 38% increase in revenue in Europe in U.S. dollars compared to the prior year. Excluding the impact of changes in exchange rates, our revenue in Europe increased approximately 42% during 2001 compared to the prior year.

     Gross profit as a percentage of revenue decreased to 79.9% in 2001 compared to 83.0% in 2000. The decrease in gross profit percentage resulted primarily from the weakening of the Japanese yen and other currencies relative to the U.S. dollar, which negatively impacted margins by 1.4%. Also the increased revenue relating to our professional employer organization, which carries significantly lower gross margins than our other products negatively impacted margins by 2.1%. These factors were partially offset by 0.4% gross margin improvement in Nu Skin and Pharmanex products.

     Distributor incentives as a percentage of revenue remained constant at 39.2% in 2001 and 2000. Distributor incentives increased 1% to $347.5 million in 2001 from $345.3 million in 2000 as a result of the slight revenue increase in 2001. Prior to 2000, we restructured a portion of our compensation plan for distributors, adding short-term incentives designed to attract new distributor leaders. Management believes these changes in our compensation plan have helped to strengthen our active and executive distributors, which have increased to 558,000 and 24,800 in 2001 from 497,000 and 21,400 in 2000, respectively.

     Selling, general and administrative expenses as a percentage of revenue decreased to 32.6% in 2001 from 33.5% in 2000. Selling, general and administrative expenses decreased to $288.6 million in 2001 from $294.7 million in 2000. The decreases resulted primarily from a weaker Japanese yen in 2001 as well as our cost-saving initiatives, which included reductions in headcount and occupancy costs. Offsetting these lower expenses were the costs incurred during the first quarter of 2001 for our international distributor convention in the United States which added approximately $5.0 million in selling, general and administrative expenses. The international convention is held every 18 months and accordingly, year 2000 results did not include convention expenses.

     Other income (expense), net increased $2.4 million in 2001 compared to the prior year. This increase related primarily to a $2.3 million gain from the sale of an interest in our Malaysian subsidiary due to local ownership requirements.

     Provision for income taxes decreased to $29.6 million in 2001 from $34.7 million in 2000. This decrease was largely due to a decrease in operating income as compared to the prior year, offset by an increase in the effective tax rate from 36% in 2000 to 37% in 2001.

     Net income decreased to $50.3 million in 2001 from $61.7 million in 2000. Net income decreased primarily because of the factors noted above in “gross profit” and “distributor incentives” and was somewhat offset by the factors noted in “revenue,” “selling, general and administrative,” “other income (expense), net” and “provision for income taxes” above.

Liquidity and Capital Resources

     Historically, our principal needs for funds have been for operating expenses including distributor incentives, working capital (principally inventory purchases), capital expenditures and the development of operations in new markets. We have generally relied on cash flow from operations to meet our cash needs and business objectives without incurring long-term debt to fund operating activities.

     We typically generate positive cash flow from operations due to favorable gross margins, the variable nature of distributor incentives, which constitute a significant percentage of operating expenses, and minimal capital requirements. We generated $111.1 million in cash from operations in 2002 compared to $74.4 million in 2001. This increase in cash generated from operations in 2002 compared to the prior-year period is primarily related to increased operating profits in 2002 with taxes paid in 2002 remaining relatively constant with taxes paid in 2001, in part due to our utilization of foreign tax credits.

     As of December 31, 2002, working capital was $180.6 million compared to $152.5 million as of December 31, 2001. Cash and cash equivalents at December 31, 2002 were $120.3 million and were $75.9 million at December 31, 2001. This increase in cash balances was primarily due to the increase in cash from operations.

     On March 6, 2002, we paid $4.8 million, including transaction costs, to acquire rights to technology to be used in a portable laser-based tool for measuring the level of certain antioxidants. In addition to the cash payment, the purchase price also included the issuance of 106,667 shares of our Class A common stock valued at approximately $900,000, and contingent payments approximating $8.5 million and up to 1.2 million shares of our Class A common stock if specific development and revenue targets are met. On April 19, 2002, we acquired First Harvest International, LLC, a small dehydrated food manufacturer. We paid a total of $2.7 million including the assumption of certain liabilities for this transaction. We have also agreed to pay a 1% royalty on the sale of First Harvest International products.

     Capital expenditures, primarily for equipment, computer systems and software, office furniture and leasehold improvements, were $19.0 million for the year ended December 31, 2002. In addition, we anticipate capital expenditures in 2003 of approximately $25 to $30 million to further enhance our infrastructure, including enhancements to computer systems and Internet related software in order to expand our Internet capabilities, purchase of the portable laser based tools mentioned above, as well as further expansion of our retail stores, manufacturing and related infrastructure in China.

     Our long-term debt consists of 9.7 billion Japanese yen-denominated ten-year senior notes issued to the Prudential Insurance Company of America. The notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning October 2004. As of December 31, 2002, the outstanding balance on the notes was 9.7 billion Japanese yen, or $81.7 million.

     On May 10, 2001, we entered into a $60.0 million revolving credit agreement, or the revolving credit facility, with Bank of America, N.A. and Bank One Utah, N.A. for which Bank of America, N.A. acted as agent. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of our outstanding shares of Class A common stock. Per the terms of the agreement, the revolving credit facility was reduced to $45.0 million on May 10, 2002, and will be further reduced to $30.0 million on May 10, 2003. The revolving credit facility is set to expire on May 10, 2004. There were no outstanding balances relating to the revolving credit facility as of December 31, 2002. The Japanese notes and the revolving credit facility are both secured by a guaranty of our material subsidiaries and by a pledge of 65% of the outstanding stock of Nu Skin Japan Company Limited, our operating subsidiary in Japan.

     Since August 1998, our board of directors has authorized us to repurchase up to $90.0 million of our outstanding shares of Class A common stock. The repurchases are used primarily to fund our equity incentive plans. During the year ended December 31, 2002, we repurchased approximately 1.2 million shares of Class A common stock for an aggregate amount of approximately $14.2 million. As of December 31, 2002, we had repurchased a total of approximately 7.9 million shares of Class A common stock for an aggregate price of approximately $73.2 million.

     During each quarter of 2002, our board of directors declared cash dividends of $0.06 per share for all classes of common stock. These quarterly cash dividends totaled approximately $19.6 million and were paid during 2002 to stockholders of record in 2002. On February 3, 2003, the board of directors declared a dividend to be paid during the first quarter of 2003 of $0.07 per share for all classes of common stock. In addition, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

     We had related party payables of $.2 million and $7.1 million at December 31, 2002 and 2001, respectively. This decrease in related party payables was due to us paying the remaining balance of approximately $6.0 million on the note issued in our acquisition of Big Planet in 1999. We had related party receivables of $.6 million and $13.0 million at December 31, 2002 and 2001, respectively. This balance at December 31, 2001 is partly related to an outstanding obligation from a private affiliate related to our distributor stock option program. The private affiliate is controlled by Blake M. Roney, Brooke B. Roney, Steven J. Lund and Sandra N. Tillotson, officers and directors of Nu Skin Enterprises. This related party receivable at December 31, 2001 is also partly related to a $5.0 million loan to a significant shareholder, who is the sister of Blake M. Roney and Brooke B. Roney, directors and officers of Nu Skin Enterprises. The decrease in related party receivables was due to the repayment of this $5.0 million loan, together with accrued interest, and the prepayment of approximately $2.4 million to satisfy the outstanding obligations related to our distributor stock option program. The shareholder loan of $5.0 million, which was entered into in 1997, was repaid with shares of our Class A common stock on May 3, 2002 in accordance with the terms of the loan.

     We believe we have sufficient liquidity to be able to meet our obligations on both a short and long-term basis. We currently believe that existing cash balances together with future cash flows from operations will be adequate to fund the cash needs relating to the implementation of our strategic plans. The majority of our expenses are variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. However, in the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and a reduction in the level of stock repurchases or dividend payments.

     The following table sets forth payments due by period for contractual obligations as of December 31, 2002 (U.S. dollars in thousands):

	Total	0-3 Years	4-5 Years	After 5 Years
Long-term debt	$ 81,732	$ 23,352	$ 23,352	$ 35,028
Capital lease obligations	Nil	Nil	Nil	Nil
Operating leases(1)	59,644	32,088	14,297	13,259
Unconditional purchase obligations(2)	*	*	*	*
Other long-term obligations(2)	*	*	*	*

Total contractual cash obligations	$ 141,376	$ 55,440	$ 37,649	$ 48,287

(1)

Operating leases includes corporate office and warehouse space with two entities that are owned by certain officers and directors of our company. Total payments under these leases were $3.3 million for the year ended December 31, 2002 with remaining long-term obligations under these leases of $29.8 million.

(2)

We enter into ordinary purchase, supply and consulting or other contracts as part of our ongoing operations. As of December 31, 2002, there were no material unconditional purchase obligations (commitments to purchase products or services regardless of our need for such products) or other long-term obligations (fixed obligations which extend beyond 12 months). We do have a material commitment to issue shares of stock and cash to the sellers of the laser based technology upon the attainment of certain development and performance targets as explained above.

Seasonality

     In addition to general economic factors, we are impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on that quarter. We believe that direct selling in Japan, the United States and Europe is also generally negatively impacted during the month of August, which is in our third quarter, when many individuals, including our distributors, traditionally take vacations.

Distributor Information

     The following table provides information concerning the number of active and executive distributors as of the dates indicated. Active distributors are those distributors who were resident in the countries in which we operated and purchased products for resale or personal consumption during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required monthly personal and group sales volumes.

	As of December 31, 2000		As of December 31, 2001		As of December 31, 2002
	Active	Executive	Active	Executive	Active	Executive
North Asia	301,000	14,968	319,000	16,891	322,000	17,668
Southeast Asia	100,000	3,044	137,000	4,540	139,000	6,536
North America	74,000	2,632	76,000	2,419	73,000	2,693
Other Markets	22,000	737	26,000	989	32,000	1,018

Total	497,000	21,381	558,000	24,839	566,000	27,915

Quarterly Results

     The following table sets forth selected unaudited quarterly data for the periods shown:

	2001				2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(U.S. dollars in millions, except per share amounts)
Revenue	$ 210.3	$ 218.6	$ 224.2	$ 232.6	$ 216.1	$ 244.9	$ 252.9	$ 250.2
Gross profit	167.7	175.3	178.3	186.2	172.0	196.3	203.2	201.7
Operating income	13.0	20.2	19.7	18.6	20.5	30.4	25.9	29.0
Net income	12.6	11.6	12.5	13.6	12.9	18.0	15.9	18.0
Net income per share:
Basic	0.15	0.14	0.15	0.16	0.16	0.22	0.20	0.22
Diluted	0.15	0.14	0.15	0.16	0.16	0.22	0.19	0.22

Recent Accounting Pronouncements

     In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections" as of April 2002. The adoption of SFAS No. 145 had no impact on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." We have adopted this standard and it had no impact on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," which addresses the accounting for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used to report the results. We have adopted SFAS No. 148 and it did not have a significant effect on our financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We are currently evaluating this standard and do not believe it will have a significant impact on our financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." We are currently evaluating this standard and do not believe it will have a significant impact on our financial statements.

Currency Risk and Exchange Rate Information

     A majority of our revenue and many of our expenses are recognized primarily outside of the United States, except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. Each of our subsidiary’s local currency is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. For example, in 2001, the Japanese yen significantly weakened, which reduced our operating results on a U.S. dollar reported basis. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.

     We seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen denominated debt. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.

     Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of December 31, 2002, we had $124.6 million of these contracts with expiration dates through December 2003. All of these contracts were denominated in Japanese yen. For the year ended December 31, 2002, we recorded $4.5 million of gains in operating income, and $6.6 million of losses in other comprehensive income related to the fair market valuation on our outstanding forward contracts. Based on our foreign exchange contracts at December 31, 2002, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

     Following are the weighted average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2001				2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Japan(1)	118.3	122.6	121.5	123.8	132.5	126.9	119.3	122.3
Taiwan	32.5	33.4	34.6	34.5	35.0	34.4	33.9	34.8
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	1,272.5	1,305.5	1,291.6	1,287.1	1,314.9	1,261.4	1,192.2	1,217.8
Singapore	1.7	1.8	1.8	1.8	1.8	1.8	1.8	1.8
Malaysia (2)	--	--	--	--	3.8	3.8	3.8	3.8

(1)	As of February 28, 2003 the exchange rate of U.S. $1 into the Japanese yen was approximately 117.6.

(2)	We commenced operations in Malaysia during the fourth quarter of 2001.

Note Regarding Forward-Looking Statements

     With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that existing cash and cash flow from operations will be adequate to fund cash needs;

•	our belief that we can meet our targeted results in China;

•	the expectation that we will spend $25 to $30 million for capital expenditures during 2003; and

•	the anticipation that cash will be sufficient to pay future dividends.

     In addition, when used in this report, the words or phrases, “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe,” and similar expressions are intended to help identify forward-looking statements.

     We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and factors described herein in “Item 1. - Business - Risk Factors” (which contain a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)

Because a substantial majority of our sales are generated from the Asian regions, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by

•	renewed or sustained weakness of Asian economies or consumer confidence,

•	weakening of foreign currencies, particularly the Japanese yen,

•	failure of planned initiatives to generate continued interest and enthusiasm among distributors in these markets or to attract new distributors, or

•	any problems with our expansion of operations in China, which has spurred growth in other Asia markets, and any other distractions caused by the expansion of operations in China.

(b)	Our expansion of operations in China is subject to risks and uncertainties. We have been subject to significant regulator scrutiny (See "Results of Operations -- 2002 Compared to 2001 - Revenue”) and our operations in China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, actions by distributors in violation of local laws could harm our efforts. Because of restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. We have not previously operated a large number of retail outlets and we cannot assure that we will be able to do so effectively.

(c)

Our announcement of the development of a tool that non-invasively measures caratenoid antioxidant levels in the skin has generated significant interest among distributors, particularly the United States. This tool is still in the final development stages. As with any new technology, we have experienced delays and technical issues in developing a production model. If the full launch or use of this tool is delayed or otherwise inhibited by production or development issues, this could harm our business. In addition, one of our distributors received a communication from the FDA questioning the status of the scanner as a non-medical device. If the FDA were to determine or formally challenge the status of the scanner, this could delay or inhibit our ability to use the scanner, which could harm our business in the United States.

(d)

The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact based and subject to interpretation. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any changes in regulations applicable to our business, our revenue and profitability may be harmed.

(e)

Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors, our operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient excitement and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis.

(f)

The network marketing and nutritional supplement industries receive negative publicity from time to time. There is a risk that we could continue to receive negative publicity in the future related to our marketing practices or new initiatives or products. Any such publicity could negatively impact our ability to successfully sponsor new distributors and grow revenue.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Currency Risk and Exchange Rate Information” and Note 15 to the Consolidated Financial Statements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     1.      Financial Statements. Set forth below is the index to the Financial Statements included in this Item 8:

Page
Consolidated Balance Sheets at December 31, 2001 and 2002	52

Consolidated Statements of Income for the years ended	53
December 31, 2000, 2001 and 2002

Consolidated Statements of Stockholders' Equity for the years ended	54
December 31, 2000, 2001 and 2002

Consolidated Statements of Cash Flows for the years ended	55
December 31, 2000, 2001 and 2002

Notes to Consolidated Financial Statements	56

Report of Independent Accountants	71

     2.       Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets
(U.S. dollars in thousands, except share amounts)

	December 31,
	2001	2002
ASSETS
Current assets
Cash and cash equivalents	$ 75,923	$ 120,341
Accounts receivable	19,318	18,914
Related parties receivable	12,961	562
Inventories, net	84,255	88,306
Prepaid expenses and other	45,404	48,316

	237,861	276,439

Property and equipment, net	57,355	55,342
Goodwill	114,791	118,768
Other intangible assets, net	64,714	69,181
Other assets	107,631	92,108

Total assets	$ 582,352	$ 611,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 14,733	$ 17,992
Accrued expenses	63,493	77,653
Related parties payable	7,122	155

	85,348	95,800

Long-term debt	73,718	81,732

Other liabilities	43,396	47,820

Total liabilities	202,462	225,352

Stockholders’ equity
Class A common stock - 500,000,000 shares authorized, $.001 par
value, 33,615,230 and 35,707,785 shares issued and outstanding	33	36
Class B common stock - 100,000,000 shares authorized, $.001 par
value, 48,849,040 and 45,362,854 shares issued and outstanding	49	45
Additional paid-in capital	88,953	69,803
Accumulated other comprehensive loss	(49,485)	(68,988)
Retained earnings	340,340	385,590

	379,890	386,486

Total liabilities and stockholders’ equity	$ 582,352	$ 611,838

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2000	2001	2002
Revenue	$ 879,758	$ 885,621	$ 964,067
Cost of sales	149,342	178,083	190,868

Gross profit	730,416	707,538	773,199

Operating expenses:
Distributor incentives	345,259	347,452	382,159
Selling, general and administrative	294,744	288,605	285,229

Total operating expenses	640,003	636,057	667,388

Operating income	90,413	71,481	105,811
Other income (expense), net	5,993	8,380	(2,886)

Income before provision for income taxes	96,406	79,861	102,925
Provision for income taxes	34,706	29,548	38,082

Net income	$ 61,700	$ 50,313	$ 64,843

Net income per share:
Basic	$ 0.72	$ 0.60	$ 0.79
Diluted	$ 0.72	$ 0.60	$ 0.78
Weighted average common shares outstanding (000s):
Basic	85,401	83,472	81,731
Diluted	85,642	83,915	83,128

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Stockholders’ Equity
(U.S. dollars in thousands, except share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Deferred Compensation	Total Stockholders’ Equity
Balance at January 1, 2000	$ 32	$ 55	$ 119,652	$ (48,220)	$ 244,758	$ (6,898)	$ 309,379

Net income	--	--	--	--	61,700	--	61,700
Foreign currency translation
adjustments	--	--	--	2,873	--	--	2,873

Total comprehensive income	--	--	--	--	--	--	64,573
Repurchase of 1,893,000 shares of
Class A common stock	(2)	--	(12,763)	--	--	--	(12,765)
Conversion of shares	1	(1)	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	--	5,252	5,252
Exercise of distributor and employee
stock options	--	--	294	--	--	--	294
Forfeiture of employee stock awards
and stock options	--	--	(899)	--	--	899	--

Balance at December 31, 2000	31	54	106,284	(45,347)	306,458	(747)	366,733

Net income	--	--	--	--	50,313	--	50,313
Foreign currency translation
adjustments	--	--	--	(8,298)	--	--	(8,298)
Net unrealized gains on foreign
currency cash flow hedges	--	--	--	8,776	--	--	8,776
Net gain reclassified into
current earnings	--	--	--	(4,616)	--	--	(4,616)

Total comprehensive income							46,175
Repurchase of 2,491,000 shares of
Class A common stock	(3)	--	(18,136)	--	--	--	(18,139)
Conversion of shares	5	(5)	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	--	747	747
Exercise of distributor and
employee stock options	--	--	805	--	--	--	805
Cash dividends	--	--	--	--	(16,431)	--	(16,431)

Balance at December 31, 2001	33	49	88,953	(49,485)	340,340	--	379,890

Net income	--	--	--	--	64,843	--	64,843
Foreign currency translation
adjustments	--	--	--	(10,031)	--	--	(10,031)
Net unrealized losses on foreign
currency cash flow hedges	--	--	--	(6,567)	--	--	(6,567)
Net gain reclassified into
current earnings	--	--	--	(2,905)	--	--	(2,905)

Total comprehensive income							45,340
Repurchase of 1,682,000 shares of
Class A common stock
(Notes 3 and 10)	(1)	--	(20,585)	--	--	--	(20,586)
Conversion of shares	4	(4)	--	--	--	--	--
Purchase of long-term assets	--	--	936	--	--	--	936
Exercise of distributor and
employee stock options	--	--	1,261	--	--	--	1,261
Forfeiture of stock options	--	--	(762)	--	--	--	(762)
Cash dividends	--	--	--	--	(19,593)	--	(19,593)

Balance at December 31, 2002	$ 36	$ 45	$ 69,803	$ (68,988)	$ 385,590	$ --	$ 386,486

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income	$ 61,700	$ 50,313	$ 64,843
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	32,350	31,679	21,602
Amortization of deferred compensation	5,252	747	--
Gain on sale of assets	--	(2,328)	(1,328)
Changes in operating assets and liabilities:
Accounts receivable	(31)	(1,127)	404
Related parties receivable	3,248	215	5,971
Inventories, net	3,736	(2,240)	(4,051)
Prepaid expenses and other	7,875	(891)	(3,674)
Other assets	(21,400)	8,491	12,473
Accounts payable	(6,848)	(1,104)	3,259
Accrued expenses	(40,492)	(10,706)	14,160
Related parties payable	(6,039)	(1,898)	(6,967)
Other liabilities	4,037	3,266	4,424

Net cash provided by operating activities	43,388	74,417	111,116

Cash flows from investing activities:
Purchase of property and equipment	(23,030)	(15,126)	(19,026)
Purchase of long-term assets	--	--	(7,505)
Payments for lease deposits	(195)	--	--
Receipt of refundable lease deposits	255	--	--

Net cash used in investing activities	(22,970)	(15,126)	(26,531)

Cash flows from financing activities:
Payments of cash dividends	--	(16,431)	(19,593)
Repurchase of shares of common stock	(12,765)	(18,139)	(14,158)
Exercise of distributor and employee stock options	294	805	1,261
Proceeds from long-term debt	90,000	--	--
Payments on long-term debt	(142,821)	--	--

Net cash used in financing activities	(65,292)	(33,765)	(32,490)

Effect of exchange rate changes on cash	(1,292)	(13,599)	(7,677)

Net increase (decrease) in cash and cash equivalents	(46,166)	11,927	44,418

Cash and cash equivalents, beginning of period	110,162	63,996	75,923

Cash and cash equivalents, end of period	$ 63,996	$ 75,923	$ 120,341

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

1.           The Company

     Nu Skin Enterprises, Inc. (the “Company”) is a leading, global, direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements through a large network of independent distributors. The Company also distributes technology and telecommunications products and services through its distributors. The Company reports revenue from four geographic regions: North Asia, which consists of Japan and South Korea; Southeast Asia, which consists of Australia, China, Hong Kong (including Macau), Malaysia, New Zealand, the Philippines, Singapore, Taiwan and Thailand; North America, which consists of the United States and Canada; and Other Markets, which consists of the Company’s markets in Brazil, Europe, Guatemala and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

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

Inventories

     Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method. The Company had reserves for obsolete inventory totaling $2.8 million, $6.7 million and $5.7 million as of December 31, 2000, 2001 and 2002, respectively.

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

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

Goodwill and other intangible assets

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002 (Note 5).

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

     In September 2001, the Emerging Issues Task Force (“EITF”) issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products, which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products. The Company adopted EITF 01-09 effective January 1, 2002 and such adoption did not have a significant impact on its financial statements.

Research and development

     The Company’s research and development activities are conducted primarily through its Pharmanex division. Research and development costs are expensed as incurred.

Income taxes

     The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

Net income per share

     Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented.

Foreign currency translation

     Most of the Company’s business operations occur outside the United States. Each Subsidiary’s local currency is considered its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted average exchange rates, and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets, and transaction gains and losses are included in other income and expense in the consolidated financial statements.

Fair value of financial instruments

     The carrying value of financial instruments including cash and cash equivalents, accounts receivable, related parties receivable, accounts payable, related parties payable and notes payable approximate fair values. The carrying amount of long-term debt approximates fair value because the applicable interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information.

Stock-based compensation

     The Company measures compensation expense for its stock-based employee compensation plans, which are described in Note 11. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees. On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, which amended SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (U.S. dollars in thousands, except per share amounts):

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

December 31,
	2000	2001	2002
Net income, as reported	$ 61,700	$ 50,313	$ 64,843

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(5,484)	(1,886)	(5,450)

Pro forma net income	$ 56,216	$ 48,427	$ 59,393

Earnings per share:
Basic - as reported	$ 0.72	$ 0.60	$ 0.79
Basic - pro forma	$ 0.66	$ 0.58	$ 0.73

Diluted - as reported	$ 0.72	$ 0.60	$ 0.78
Diluted - pro forma	$ 0.66	$ 0.58	$ 0.71

Reporting comprehensive income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, and it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Accounting for derivative instruments and hedging activities

     As of January 1, 2001, the Company has adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. The adoption of SFAS 133 did not have a significant impact on the Company’s consolidated financial statements. (Note 15)

New pronouncements

     In May 2002, the FASB issued SFAS No. 145,Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002. The adoption of SFAS No. 145 had no impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company has adopted this standard and its adoption did not have a significant effect on its financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company is currently evaluating this standard, however, it does not believe its adoption will have a significant effect on its financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The Company is currently evaluating this standard, however, it does not believe it will have a significant effect on its financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

3.           Related Party Transactions

Certain relationships with stockholder distributors

     Two major stockholders of the Company have been independent distributors for the Company since 1984. These stockholders are partners in an entity which receives substantial commissions from the Company, including commissions relating to sales within the countries in which the Company operates. By agreement, the Company pays commissions to this partnership at the highest level of distributor compensation. The commissions paid to this partnership relating to sales within the countries in which the Company operates were $3.4 million, $3.5 million and $3.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Loan to stockholder

     On May 3, 2002, a $5.0 million loan to a non-management stockholder was repaid, together with accrued interest, with approximately 440,000 shares of the Company’s Class A common stock.

Lease agreements

     The Company leases corporate office and warehouse space from two entities that are owned by certain officers and directors of the Company. Total lease payments to these two affiliated entities were $2.7 million, $3.3 million and $3.3 million for the years ended December 31, 2000, 2001 and 2002, respectively, with remaining long-term obligations under these leases of $19.8 million and $29.8 million at December 31, 2001 and 2002, respectively. The increase was primarily related to entering into mid to long-term lease agreements for properties that were previously month-to-month contracts as the previous leases for these properties had expired and the Company was negotiating new leases.

Promissory Note

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

4.           Property and Equipment

     Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2001	2002
Furniture and fixtures	$ 36,089	$ 37,747
Computers and equipment	70,869	81,351
Leasehold improvements	25,479	28,032
Vehicles	1,656	1,939

	134,093	149,069
Less: accumulated depreciation	(76,738)	(93,727)

	$ 57,355	$ 55,342

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

     Depreciation of property and equipment totaled $17.0 million, $16.6 million and $17.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

5.           Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and other indefinite life intangible assets:	2001	2002
Goodwill	$ 114,791	$ 118,768
Trademarks and tradenames	22,228	22,493
Marketing rights	12,266	12,266
Other	4,081	4,081

	$ 153,366	$ 157,608

	December 31, 2001		December 31, 2002
Other finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$ 22,500	$ 6,017	$ 22,500	$ 6,841
Other	16,465	6,809	25,105	10,423

	$ 38,965	$ 12,826	$ 47,605	$ 17,264

     Amortization of goodwill and intangible assets totaled $15.3 million, $15.1 million and $4.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. Annual estimated amortization expense is expected to approximate $3.6 million for each of the five succeeding fiscal years.

     The Company adopted SFAS No. 142 effective January 1, 2002. Under the new standard, goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives, such as developed technology, will continue to be amortized over their useful lives. The transitional and annual impairment tests were completed and did not result in an impairment charge.

     In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the years ended December 31, 2000 and 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows (U.S. dollars in thousands, except per share amounts):

	2000	2001
Reported net income	$ 61,700	$ 50,313
Add: amortization adjustment	6,453	6,352

Adjusted	$ 68,153	$ 56,665

Reported basic EPS	$ .72	$ .60
Add: amortization adjustment	.08	.08

Adjusted	$ .80	$ .68

Reported diluted EPS	$ .72	$ .60
Add: amortization adjustment	.08	.08

Adjusted	$ .80	$ .68

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

6.           Other Assets

     Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2001	2002
Deferred taxes	$ 83,412	$ 65,708
Deposits for noncancelable operating leases	12,353	14,084
Other	11,866	12,316

	$ 107,631	$ 92,108

7.           Accrued Expenses

     Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2001	2002
Income taxes payable	$ 7,030	$ 10,761
Accrued commission payments to distributors	25,947	34,627
Other taxes payable	10,012	12,467
Other accruals	20,504	19,798

	$ 63,493	$ 77,653

8.           Long-Term Debt

     On October 12, 2000, the Company refinanced the remaining balance of its then existing credit facility with the proceeds of a private placement of 9.7 billion Japanese yen-denominated ten-year senior notes (the “Notes”) to The Prudential Insurance Company of America. The Notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with principal payments beginning October 2004. The outstanding balance on the Notes was 9.7 billion Japanese yen, or $73.7 million and $81.7 million as of December 31, 2001 and 2002, respectively.

     Interest expense relating to the long-term debt totaled $4.8 million, $2.5 million and $2.4 million for the years ended December 31, 2000, 2001 and 2002, respectively.

     The Notes contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type. As of December 31, 2002, the Company is in compliance with all financial covenants under the Notes.

     On May 10, 2001, the Company entered into a $60.0 million revolving credit agreement (the “Revolving Credit Facility”) with Bank of America, N.A. and Bank One Utah, N.A. for which Bank of America, N.A. acted as agent. The proceeds may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. The Revolving Credit Facility was reduced to $45.0 million on May 10, 2002 and is further reduced to $30.0 million on May 10, 2003. The Revolving Credit Facility is set to expire on May 10, 2004. There were no outstanding balances relating to the Revolving Credit Facility as of December 31, 2001 and 2002.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

     The Japanese notes and the revolving credit facility are both secured by a guaranty of our material subsidiaries and by a pledge of 65% of the outstanding stock of Nu Skin Japan Company Limited, the Company’s operating subsidiary in Japan.

     Maturities of long-term debt at December 31, 2002 based on the year end exchange rate are as follows (U.S. dollars in thousands):

Year Ending December 31,
2003	$ --
2004	11,676
2005	11,676
2006	11,676
2007	11,676
Thereafter	35,028

Total	$ 81,732

9.           Lease Obligations

     The Company leases office space and computer hardware under noncancelable long-term operating leases. Most leases include renewal options of up to three years. Minimum future operating lease obligations at December 31, 2002 are as follows (U.S. dollars in thousands):

Year Ending December 31,
2003	$ 10,940
2004	10,567
2005	10,581
2006	9,865
2007	4,432
Thereafter	13,259

Total minimum lease payments	$ 59,644

     Rental expense for operating leases totaled $20.7 million, $19.2 million and $21.0 million for the years ended December 31, 2000, 2001 and 2002, respectively.

10.           Capital Stock

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

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

Weighted average common shares outstanding

     The following is a reconciliation of the weighted average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2000	2001	2002
Basic weighted average common shares outstanding	85,401	83,472	81,731
Effect of dilutive securities:
Stock awards and options	241	443	1,397

Diluted weighted average common shares outstanding	85,642	83,915	83,128

Repurchase of common stock

     Since August 1998, the board of directors has authorized the Company to repurchase up to $90.0 million of the Company’s outstanding shares of Class A common stock. The repurchases are used primarily to fund the Company’s equity incentive plans. During the years ended December 31, 2000, 2001 and 2002, the Company repurchased approximately 1.9 million, 2.5 million and 1.2 million shares of Class A common stock for an aggregate price of approximately $12.8 million, $18.1 million and $14.2 million, respectively. As of December 31, 2002, the Company had repurchased a total of approximately 7.9 million shares of Class A common stock for an aggregate price of approximately $73.2 million.

Conversion of common stock

     During 2001 and 2002, the holders of the Class B common stock converted approximately 4.6 million and 3.5 million shares of Class B common stock to Class A common stock, respectively.

11.           Equity Incentive Plans

     During the year ended December 31, 1996, the Company’s board of directors adopted the Nu Skin Enterprises, Inc., 1996 Stock Incentive Plan (the “1996 Stock Incentive Plan”). The 1996 Stock Incentive Plan provides for granting of stock awards and options to purchase common stock to executives, other employees, independent consultants and directors of the Company and its Subsidiaries. The Company has a total of 8.0 million shares available for grant under this plan. As of December 31, 2002, approximately 6.4 million shares have been granted.

     On September 17, 2001, the Company offered to exchange certain outstanding options to purchase shares of Nu Skin’s Class A common stock held by eligible optionholders granted under the 1996 Stock Incentive Plan having an exercise price equal to or greater than $10.00 per share for new options to purchase shares of Nu Skin’s Class A common stock. A total of 90 employees tendered 950,125 options to purchase the Company’s Class A common stock, which options were cancelled on October 17, 2001, in return for commitments of new grants on the grant date of April 19, 2002. These new option grants were issued on April 19, 2002 at an exercise price of $12.45 per share.

     Effective November 21, 1996, the Company implemented a one-time distributor equity incentive program which provided for grants of options to selected distributors for the purchase of 1,605,000 shares of the Company’s Class A common stock. The options are exercisable at a price of $5.75 per share and vested one year from the effective date. The Company recorded distributor stock expense of $19.9 million over the vesting period. As of December 31, 2002, approximately 898,000 of these options had been exercised.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

     Pursuant to the acquisition of Pharmanex in 1998, the Company assumed outstanding options under two stock option plans. The options were converted into the right to purchase approximately 261,000 shares of Class A common stock.

     A summary of the Company’s stock option plans as of December 31, 2000, 2001 and 2002 and changes during the years then ended, is presented below:

	2000		2001		2002
	Shares (in 000s)	Weighted Average Exercise Price	Shares (in 000s)	Weighted Average Exercise Price	Shares (in 000s)	Weighted Average Exercise Price
Outstanding - beginning of year	5,039.9	$ 13.44	5,838.9	$ 10.89	5,177.1	$ 9.84
Granted at fair value	1,983.5	7.40	902.5	7.49	2,103.4	11.90
Exercised	(22.3)	5.47	(138.0)	5.76	(204.5)	6.34
Forfeited/cancelled	(1,162.2)	16.09	(1,426.3)	13.03	(251.4)	13.25

Outstanding - end of year	5,838.9	10.89	5,177.1	9.84	6,824.6	10.46

Options exercisable at year-end	2,146.6	$ 9.44	2,501.7	$ 9.76	3,349.1	$ 9.60

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Years Remaining	Shares (in 000s)	Weighted Average Exercise Price
$0.92 to $5.75	1,051.6	$ 4.79	4.06	1,051.6	$ 4.79
$6.56 to $11.00	2,758.7	7.72	7.82	1,128.6	7.57
$12.00 to $16.00	2,144.8	12.55	8.71	734.5	12.94
$17.00 to $28.50	869.5	20.82	6.32	434.4	20.83

	6,824.6	10.46	7.33	3,349.1	9.60

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2000		2001		2002
Risk-free interest rate	6.3%		4.5%		3.6%
Expected life	3	.8 years	2	.9 years	3	.3 years
Expected volatility	52.0%		60.0%		52.7%
Expected dividend yield	--		2.8%		2.2%

     The weighted-average grant date fair values of options granted during 2000, 2001 and 2002 were $3.41, $3.12 and $4.18, respectively.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

     Following the Company’s initial public offering in 1996, the Company has granted stock awards of its Class A common stock to employees. In total, approximately 686,000 shares were issued in this program, and the awards vested ratably over a one to four year period. The Company recorded compensation expense of $2.8 million for the year ended December 31, 2000, relating to these stock awards.

     Effective February 1, 2000, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 200,000 shares of Class A common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Class A common stock on every April 30, July 31, October 31 or January 31 (the “Purchase Date”). The price of the Class A common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Class A common stock on the commencement date of each three-month offering period or Purchase Date. During 2002, approximately 12,000 shares were purchased at prices ranging from $6.08 to $8.29 per share. At December 31, 2002, approximately 152,000 shares were available under the Purchase Plan for future issuance.

12.           Income Taxes

     Consolidated income before provision for income taxes consists of income earned primarily from international operations. The provision for current and deferred taxes for the years ended December 31, 2000, 2001 and 2002 consists of the following (U.S. dollars in thousands):

	2000	2001	2002
Current
Federal	$ 1,677	$ 1,812	$ 2,800
State	1,589	2,078	4,548
Foreign	36,503	25,529	26,957

	39,769	29,419	34,305
Deferred
Federal	4,337	3,330	6,819
State	836	(242)	(1,268)
Foreign	(10,236)	(2,959)	(1,774)

	(5,063)	129	3,777

Provision for income taxes	$ 34,706	$ 29,548	$ 38,082

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

     The principal components of deferred tax assets are as follows (U.S. dollars in thousands):

	December 31, 2001	December 31, 2002
Deferred tax assets:
Inventory differences	$ 5,275	$ 5,878
Foreign tax credit	47,689	26,286
Distributor stock options and employee stock awards	5,836	4,484
Capitalized legal and professional	1,089	793
Accrued expenses not deductible until paid	22,409	21,931
Withholding tax	2,072	3,587
Minimum tax credit	12,776	16,143
Net operating losses	5,125	3,122
Controlled foreign corporation net losses	1,391	5,962
Capitalized research and development	3,640	6,856
Advanced payments	--	10,385

Total deferred tax assets	107,302	105,427

Deferred tax liabilities:
Foreign deferred tax	17,557	20,846
Exchange gains and losses	11,799	9,881
Cost of goods sold adjustment	1,845	--
Pharmanex intangibles step-up	17,130	16,542
Amortization of intangibles	775	2,975
Other	5,791	6,005

Total deferred tax liabilities	54,897	56,249

Valuation allowance	--	--

Deferred taxes, net	$ 52,405	$ 49,178

     The components of deferred taxes, net on a classified basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2001	2002
Current deferred tax assets	$ 23,883	$ 39,719
Noncurrent deferred tax assets	83,419	65,708

Total deferred tax assets	107,302	105,427

Current deferred tax liabilities	14,737	10,665
Noncurrent deferred tax liabilities	40,160	45,584

Total deferred tax liabilities	54,897	56,249

Deferred taxes, net	$ 52,405	$ 49,178

     The Company has considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required.

     The foreign tax credits expire during the years 2003 to 2005. Management believes that it is more likely than not that the Company will generate sufficient taxable income in the appropriate carry forward periods to realize the benefit of the net deferred tax assets.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

     The actual tax rate for the years ended December 31, 2000, 2001 and 2002 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2000	2001	2002
Income taxes at statutory rate	35.00%	35.00%	35.00%
Non-deductible expenses	1.92	2.14	.22
Branch remittance gains and losses	(.03)	(.85)	(.55)
Other	(.89)	.71	2.33

	36.00%	37.00%	37.00%

13.           Employee Benefit Plan

     The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 15% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who work a minimum of 1,000 hours per year, who have completed at least one year of service and who are 21 years of age or older are qualified to participate in the plan. The Company matches 100% of the first 2% and 50% of the next 2% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 25% per year over four years. The Company’s contribution totaled $979,000, $1,038,000 and $1,249,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

14.           Executive Deferred Compensation Plan

     The Company has an executive deferred compensation plan for select management personnel. Under this plan, the Company currently makes a contribution of 10% of each participant’s salary. In addition, each participant has the option to defer a portion of their compensation up to a maximum of 100% of their compensation. Participant contributions are immediately vested. Company contributions vest based on the earlier of (a) attaining 60 years of age, (b) continuous employment of 20 years or (c) death or disability. The Company’s contribution totaled $332,000, $338,000 and $367,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

     At December 31, 2001 and 2002, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $55.0 million and $124.6 million, respectively, to hedge foreign currency intercompany transactions. All such contracts were denominated in Japanese yen. As of January 1, 2001, the Company adopted SFAS 133. The adoption of SFAS 133

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

did not have a significant impact on the Company’s Consolidated Financial Statements. The net gains on foreign currency cash flow hedges recorded in current earnings were $7.6 million and $4.5 for the years ended December 31, 2001 and 2002, respectively. Prior to the adoption of SFAS 133, the Company held foreign currency forward contracts which were marked to market and recorded net gains in other income of $4.5 million for the year ended December 31, 2000. Those contracts held at December 31, 2002 have maturities through December 2003 and accordingly, all unrealized gains on foreign currency cash flow hedges included in accumulated other comprehensive loss at December 31, 2002 will be recognized in current earnings over the next twelve-month period.

16.           Supplemental Cash Flow Information

     Cash paid for interest totaled $4.2 million, $2.4 million and $2.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. Cash paid for income taxes totaled $30.9 million, $18.4 million and $18.8 million for the years ended December 31, 2000, 2001 and 2002, respectively.

17.           Segment Information

     The Company operates in a single reportable operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market. The Company’s largest expense is the commissions paid on product sales through this distributor network. The Company manages its business primarily by managing this global distributor network. However, the Company does recognize revenue from sales to distributors in four geographic regions: North Asia, Southeast Asia, North America and Other Markets. Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Revenue
North Asia	$ 585,373	$ 553,910	$ 593,860
Southeast Asia	119,456	150,290	195,987
North America	155,841	155,935	145,952
Other Markets	19,088	25,486	28,268

Totals	$ 879,758	$ 885,621	$ 964,067

     Additional information as to the Company's operations in different geographical areas is set forth below (U.S. dollars in thousands):

Revenue

     Revenue from the Company’s operations in Japan totaled $554,210, $508,141 and $529,740 for the years ended December 31, 2000, 2001 and 2002, respectively. Revenue from the Company’s operations in the United States totaled $148,578, $148,975 and $136,580 for the years ended December 31, 2000, 2001 and 2002, respectively.

Long-lived assets

     Long-lived assets in Japan were $18,863 and $20,210 as of December 31, 2001 and 2002, respectively. Long-lived assets in the United States were $293,854 and $276,030 as of December 31, 2001 and 2002, respectively.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

18.           Commitments and Contingencies

     The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company’s direct selling system. The Company is also subject to the jurisdiction of numerous foreign tax authorities. Any assertions or determination that either the Company or the Company’s distributors is not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company’s operations. In addition, in any country of jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position or results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company’s management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

19.           Purchase of Long-Term Asset

     On March 6, 2002, the Company acquired the exclusive rights to a new laser technology related to measuring the level of certain antioxidants. The acquisition consisted of cash payments of $4.8 million (including acquisition costs) and the issuance of 106,667 shares of the Company’s Class A common stock valued at approximately $900,000. In addition, the acquisition includes contingent cash payments up to $8.5 million and up to 1.2 million shares of the Company’s Class A common stock if certain development and revenue targets are met.

     On April 19, 2002, the Company acquired First Harvest International, LLC, a small dehydrated food manufacturer. The Company paid a total of $2.7 million including the assumption of certain liabilities for this transaction. The Company has agreed to pay a 1% royalty on the sale of these products.

20.           Subsequent Event

     On February 3, 2003, the board of directors declared a quarterly cash dividend of $0.07 per share for all classes of common stock to be paid in March 2003.

PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Beneficial Life Tower 36 South State Street Suite 1700 Salt Lake City UT 84111 Telephone: (801) 531-9666 Facsimile: (801) 363-7371

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Salt Lake City, Utah

February 3, 2003

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference to our Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission not later than April 30, 2003.

ITEM 14.         CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission. Based on this evaluation, our Chief Executive Officer and our Principal Accounting Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

     Changes in Internal Controls. There were no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15.           EXHIBITS FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Exhibits: The following Exhibits are filed with this Form 10-K (reference to the "Company" shall mean Nu Skin Enterprises, Inc.):

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger as of March 6, 2002 by and among the Company, Niksun Acquisition Corporation, a subsidiary of the Company, Worldwide Nutritional Science, Inc. incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

3.1	Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1").

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.3

Certificate of Designation, Preferences and Relative Participating, Optional, and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3.4	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company’s Form S-1.

4.1	Specimen Form of Stock Certificate for Class A Common Stock incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716).

4.2	Specimen Form of Stock Certificate for Class B Common Stock incorporated by reference to Exhibit 4.2 to the Company’s Form S-1.

10.1

Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.2

Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.3

Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.4

Amendment to Collateral Agency and Intercreditor Agreement among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.5

Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.6

First Amendment dated December 14, 2001 to the Credit Agreement dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 21, 2001.

10.7

First Amendment to Note Purchase Agreement between the Company and The Prudential Insurance Company of America dated May 1, 2002 incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.8

Reconstituted Stock Purchase Agreement dated as of March 6, 2002 by and between Nutriscan, Inc., Worldwide Nutritional Sciences, Inc. and each of the Stockholders of Nutriscan, Inc. incorporated by reference to Exhibit No. 2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.9

Membership Interest Purchase Agreement dated as of April 19, 2002, by and among the Company and the members of First Harvest International, LLC incorporated by reference to Exhibit No. 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.10	Amendment and Release Agreement dated as of November 30, 2002, by and among the Company and the members of First Harvest International, LLC.

10.11

Sale and Purchase Agreement between the Company and Dato Mohd Nadzmi Bin Mohd Sulleh dated the 17th day of August, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.12

Sale and Purchase Agreement between the Company and Kiow Kim Yoon Frankie Kiow dated the 17th day of August 2001, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.13

Shareholders Agreement among the Company, Dato Mohd Nadzmi Bin Mohd Sulleh and Kiow Kim Yoon Frankie Kiow dated effective as of September 25, 2001, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

10.14

Sale & Purchase Agreement between the Company and Datuk Mohd Nadzmi Bin Mohd Salleh entered into the 25th day of June, 2002 to be effective September 28, 2001, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.15

Supplemental Agreement dated August 28, 2001 to the Sale and Purchase of Shares Agreement dated August 17, 2001 between the Company and Mr. Kiow Kim Yoon incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.16

Supplemental Agreement to the Sale and Purchase of Shares Agreement between the Company and Dato’ Mohd Nadzmi Bin Mohd Salleh incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.17

Form of Memorandum of Charge entered into by the Company and Dato' Mohd Nadzmi Bin Kohd Salleh and the Company and Kiow Kim Yoon, Frankie incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.18

Management Services Agreement dated June 20, 2002 between Nu Skin International Management Group, Inc. and Nu Skin (Malaysia) Sdn Bhd incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.19

Distribution Agreement dated June 20, 2002 between Nu Skin Enterprises Hong Kong, Inc. and Nu Skin (Malaysia) Sdn Bhd incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.20

Trademark Licensing Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.21

License Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.22

Form of Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.23

Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.24	Amendment No. 2 to Amended and Restated Stockholders Agreement, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.25

Addendum to Distributor Agreement dated as of March 18, 1986 by and among Nu Skin International, Inc., Clara and James McDermott, Craig Tillotson and Craig Bryson incorporated by reference to Exhibit No. 10.50 to Amendment No. 2 to the Company Registration Statement on Form S-3 filed July 22, 2002 (File No. 333-90716).

10.26

Stock Purchase Agreement between Nedra Roney and the Company dated May 3, 2002 incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.27	Distributor Stock Option Payment Agreement incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.28	Master Lease Agreement dated January 16th 2003 by and between the Company and Scrub Oak, LLC.

10.29	Master Lease Agreement dated January 16th 2003 by and between the Company and Aspen Country, LLC

10.30

Promissory noted dated July 5, 2001 executed by Joseph Chang in favor of the Company, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.31

Trust Deed dated July 5, 2001 executed by Joseph Chang in favor of the Company, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.32

Promissory Note dated October 25, 2001 executed by Lori Bush in favor of the Company incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.33

Trust Deed dated October 25, 2001 executed by Lori Bush in favor of the Company incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.34	Form of Indemnification Agreement to be entered into by and among the Company and certain of its officers and directors incorporated by reference to Exhibit 10.1 to the Company’s Form S-1.

10.35	Employment Agreement, dated May 1, 1993, by and between Nu Skin Japan and Takashi Bamba incorporated by reference to Exhibit 10.4 to the Company’s Form S-1.

10.36	Employment Agreement by and between Pharmanex and Joseph Chang, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.37

Amendment to Employment Agreement by and between Pharmanex and Joseph Chang, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.38	Form of Stock Option Agreement (Directors), incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.39	Option Agreement by and between the Company and M. Truman Hunt incorporated by reference to Exhibit 10.19 to the Company's Form S-1.

10.40	Amendment in Total and Complete Restatement of Deferred Compensation Plan, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.41	Form of Deferred Compensation Plan (New Form), incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.42	Amendment in Total and Complete Restatement of NSI Compensation Trust, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.43

Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (corrected version), incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.44	Base Form of Master Stock Option Agreement.

10.45	Summary Description of Nu Skin Japan Director Retirement Allowance Plan, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.46	Country/Region Executive-Incentive Plan incorporated by reference to Exhibit No.10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.47

Deferred Compensation Plan dated as of October 16, 2000 between Nu Skin International, Inc. and Max L. Pinegar (Incorporated by reference to Exhibit No. 10.51 to Amendment No. 2 to Nu Skin Enterprises Registration Statement on Form S-3 filed on July 22, 2002 (File No. 333-90716)).

10.48	Nu Skin Enterprises, Inc.'s Executive Bonus Plan.

10.49	Employment Letter with Truman Hunt.

10.50	Letter of Understanding with Corey Lindley.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.

(b)	The Company did not file a current report on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2003.

NU SKIN ENTERPRISES, INC.

By: /s/ Steven J. Lund Steven J. Lund, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2003.

Signature	Capacity in Which Signed
/s/ Blake M. Roney
Blake M. Roney	Chairman of the Board

/s/ Steven J. Lund	Chief Executive Officer and Director
Steven J. Lund	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Sandra N. Tillotson
Sandra N. Tillotson	Senior Vice President, Director

/s/ Brooke B. Roney
Brooke B. Roney	Senior Vice President, Director

/s/ Max L. Pinegar
Max L. Pinegar	Senior Vice President, Director

/s/ Daniel W. Campbell
Daniel W. Campbell	Director

/s/ E. J. "Jake" Garn
E. J. "Jake" Garn	Director

/s/ Paula F. Hawkins
Paula F. Hawkins	Director

/s/ Andrew D. Lipman
Andrew D. Lipman	Director

/s/ Takashi Bamba	Director
Takashi Bamba

CERTIFICATION

     I, Steven J. Lund, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of Nu Skin Enterprises, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003

/s/  Steven J. Lund
Signature
Chief Executive Officer

CERTIFICATION

I, Ritch N. Wood, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of Nu Skin Enterprises, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003

/s/  Ritch N. Wood
Signature
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger as of March 6, 2002 by and among the Company, Niksun Acquisition Corporation, a subsidiary of the Company, Worldwide Nutritional Science, Inc. incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

3.1	Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1").

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.3

Certificate of Designation, Preferences and Relative Participating, Optional, and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3.4	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Form S-1.

4.1	Specimen Form of Stock Certificate for Class A Common Stock incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716).

4.2	Specimen Form of Stock Certificate for Class B Common Stock incorporated by reference to Exhibit 4.2 to the Company’s Form S-1.

10.1

Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.2

Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.3

Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.4

Amendment to Collateral Agency and Intercreditor Agreement among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V.,

as Senior Lender, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.5

Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.6

First Amendment dated December 14, 2001 to the Credit Agreement dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. ..

10.7

First Amendment to Note Purchase Agreement between Nu Skin Enterprises, Inc. and The Prudential Insurance Company of America dated May 1, 2002 incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.8

Reconstituted Stock Purchase Agreement dated as of March 6, 2002 by and between Nutriscan, Inc., Worldwide Nutritional Sciences, Inc. and each of the Stockholders of Nutricscan, Inc. incorporated by reference to Exhibit No. 2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.9

Membership Interest Purchase Agreement dated as of April 19, 2002, by and among the Company and the members of First Harvest International, LLC incorporated by reference to Exhibit No. 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.10	Amendment and Release Agreement dated as of November 30, 2002, by and among the Company and the members of First Harvest International, LLC.

10.11

Sale and Purchase Agreement between the Company and Dato Mohd Nadzmi Bin Mohd Sulleh dated the 17th day of August, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.12

Sale and Purchase Agreement between the Company and Kiow Kim Yoon Frankie Kiow dated the 17th day of August 2001, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.13

Shareholders Agreement among the Company, Dato Mohd Nadzmi Bin Mohd Sulleh and Kiow Kim Yoon Frankie Kiow dated effective as of September 25, 2001, incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. ..

10.14

Sale & Purchase Agreement between Nu Skin Enterprises, Inc. and Datuk Mohd Nadzmi Bin Mohd Salleh entered into the 25th day of June, 2002 to be effective September 28, 2001, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.15	Supplemental Agreement dated August 28, 2001 to the Sale and Purchase of Shares Agreement dated August 17, 2001 between Nu Skin Enterprises, Inc. and Mr. Kiow

Kim Yoon incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.16

Supplemental Agreement to the Sale and Purchase of Shares Agreement between Nu Skin Enterprises, Inc. and Dato’ Mohd Nadzmi Bin Mohd Salleh incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.17

Form of Memorandum of Charge entered into by Nu Skin Enterprises, Inc. and Dato' Mohd Nadzmi Bin Kohd Salleh and Nu Skin Enterprises, Inc. and Kiow Kim Yoon, Frankie incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.18

Management Services Agreement dated June 20, 2002 between Nu Skin International Management Group, Inc. and Nu Skin (Malaysia) Sdn Bhd incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.19

Distribution Agreement dated June 20, 2002 between Nu Skin Enterprises Hong Kong, Inc. and Nu Skin (Malaysia) Sdn Bhd incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.20

Trademark Licensing Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.21

License Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.22

Form of Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.23

Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of November 28, 1997, incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.24	Amendment No. 2 to Amended and Restated Stockholders Agreement, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.25

Addendum to Distributor Agreement dated as of March 18, 1986 by and among Nu Skin International, Inc., Clara and James McDermott, Craig Tillotson and Craig Bryson incorporated by reference to Exhibit No. 10.50 to Amendment No. 2 to the Company Registration Statement on Form S-3 filed July 22, 2002 (File No. 333-90716).

10.26

Stock Purchase Agreement between Nedra Roney and Nu Skin Enterprises, Inc. dated May 3, 2002 incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.27	Distributor Stock Option Payment Agreement incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.28	Master Lease Agreement dated January 16th 2003 by and between the Company and Scrub Oak, LLC.

10.29	Master Lease Agreement dated January 16th 2003 by and between the Company and Aspen Country, LLC

10.30

Promissory noted dated July 5, 2001 executed by Joseph Chang in favor of the Company, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.31

Trust Deed dated July 5, 2001 executed by Joseph Chang in favor of the Company, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.32

Promissory Note dated October 25, 2001 executed by Lori Bush in favor of the Company incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.33

Trust Deed dated October 25, 2001 executed by Lori Bush in favor of the Company incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.34	Form of Indemnification Agreement to be entered into by and among the Company and certain of its officers and directors incorporated by reference to Exhibit 10.1 to the Company’s Form S-1.

10.35	Employment Agreement, dated May 1, 1993, by and between Nu Skin Japan and Takashi Bamba incorporated by reference to Exhibit 10.4 to the Company’s Form S-1.

10.36	Employment Agreement by and between Pharmanex and Joseph Chang, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.37

Amendment to Employment Agreement by and between Pharmanex and Joseph Chang, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.38	Form of Stock Option Agreement (Directors), incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.39	Option Agreement by and between the Company and M. Truman Hunt incorporated by reference to Exhibit 10.19 to the Company's Form S-1.

10.40	Amendment in Total and Complete Restatement of Deferred Compensation Plan, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.41	Form of Deferred Compensation Plan (New Form), incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.42	Amendment in Total and Complete Restatement of NSI Compensation Trust, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.43

Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (corrected version), incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.44	Base Form of Master Stock Option Agreement.

10.45	Summary Description of Nu Skin Japan Director Retirement Allowance Plan, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.46	Country/Region Executive-Incentive Plan incorporated by reference to Exhibit No.10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.47

Deferred Compensation Plan dated as of October 16, 2000 between Nu Skin International, Inc. and Max L. Pinegar (Incorporated by reference to Exhibit No. 10.51 to Amendment No. 2 to the Company Registration Statement on Form S-3 filed).

10.48	Nu Skin Enterprises, Inc.'s Executive Bonus Plan.

10.49	Employment Letter with Truman Hunt.

10.50	Letter of Understanding with Corey Lindley.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.