Form 10-Q
period 2003-03-31
NU SKIN ENTERPRISES INC
filed 2003-05-15
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	011-12421 (Commission File No.)	87-0565309 (IRS Employer Identification No.)

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
Yes    X          No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    X          No

        As of May 13, 2003, 36,326,060 shares of the Company’s Class A common stock, $.001 par value per share, and 44,189,344 shares of the Company’s Class B common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2003 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

        Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its Subsidiaries.

-i-

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 103,867	$ 120,341
Accounts receivable	16,680	18,914
Related parties receivable	568	562
Inventories, net	91,790	88,306
Prepaid expenses and other	49,055	48,316

	261,960	276,439

Property and equipment, net	56,763	55,342
Goodwill	118,768	118,768
Other intangible assets, net	68,487	69,181
Other assets	92,807	92,108

Total assets	$ 598,785	$ 611,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 22,318	$ 17,992
Accrued expenses	55,213	77,653
Related parties payable	145	155

	77,676	95,800

Long-term debt	82,105	81,732
Other liabilities	51,428	47,820

Total liabilities	211,209	225,352

Stockholders' equity
Class A common stock - 500,000,000 shares authorized, $.001
par value, 36,164,360 and 35,707,785 shares issued
and outstanding	36	36

Class B common stock - 100,000,000 shares authorized, $.001
par value, 44,389,344 and 45,362,854 shares issued
and outstanding	44	45
Additional paid-in capital	66,740	69,803
Accumulated other comprehensive loss	(68,987)	(68,988)
Retained earnings	392,726	385,590
Deferred compensation (Note 10)	(2,983)	—

	387,576	386,486

Total liabilities and stockholders' equity	$ 598,785	$ 611,838

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Revenue	$ 219,632	$ 216,079
Cost of sales	41,609	44,084

Gross profit	178,023	171,995

Operating expenses:
Distributor incentives	88,036	82,833
Selling, general and administrative	70,273	68,689

Total operating expenses	158,309	151,522

Operating income	19,714	20,473
Other income (expense), net	576	(9)

Income before provision for income taxes	20,290	20,464
Provision for income taxes	7,507	7,572

Net income	$ 12,783	$ 12,892

Net income per share (Note 3):
Basic	$ .16	$ .16
Diluted	$ .16	$ .16

Weighted average common shares outstanding:
Basic	80,790	82,389
Diluted	82,207	83,167

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Cash flows from operating activities:
Net income	$ 12,783	$ 12,892
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,457	5,184
Amortization of deferred compensation	130	—
Changes in operating assets and liabilities:
Accounts receivable	2,234	(3,662)
Related parties receivable	(6)	984
Inventories, net	(3,484)	(5,464)
Prepaid expenses and other	(1,147)	8,335
Other assets	(875)	331
Accounts payable	4,326	1,131
Accrued expenses	(22,440)	(4,420)
Related parties payable	(10)	(225)
Other liabilities	3,608	35

Net cash provided by operating activities	576	15,121

Cash flows from investing activities:
Purchase of property and equipment	(6,179)	(2,734)
Purchase of long-term assets	—	(4,830)

Net cash used in investing activities	(6,179)	(7,564)

Cash flows from financing activities:
Exercise of distributor and employee stock options	178	55
Payments of cash dividends	(5,647)	(4,926)
Repurchase of shares of common stock (Note 6)	(5,946)	(1,356)

Net cash used in financing activities	(11,415)	(6,227)

Effect of exchange rate changes on cash	544	(3,454)

Net decrease in cash and cash equivalents	(16,474)	(2,124)

Cash and cash equivalents, beginning of period	120,341	75,923

Cash and cash equivalents, end of period	$ 103,867	$ 73,799

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.           THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global, direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements through a large network of independent distributors. The Company also distributes technology and telecommunications products and services through its distributors. The Company reports revenue from four geographic regions: North Asia, which consists of Japan and South Korea; Greater China and Southeast Asia, which consists of Australia, China, Hong Kong (including Macau), Malaysia, New Zealand, the Philippines, Singapore, Taiwan and Thailand; North America, which consists of the United States and Canada; and Other Markets, which consists of the Company’s markets in Brazil, Europe, Guatemala and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.           STOCK–BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees. On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, which amended SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net income, as reported	$ 12,783	$ 12,892
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(1,396)	(1,278)

Pro forma net income	$ 11,387	$ 11,614

Earnings per share:
Basic - as reported	$ 0.16	$ 0.16
Basic - pro forma	$ 0.14	$ 0.14

Diluted - as reported	$ 0.16	$ 0.16
Diluted - pro forma	$ 0.14	$ 0.14

3.           NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented.

4.           DIVIDENDS PER SHARE

In February 2003, the board of directors declared a quarterly cash dividend of $0.07 per share for all classes of common stock. This quarterly cash dividend of approximately $5.6 million was paid on March 26, 2003, to stockholders of record on March 7, 2003.

5.           DERIVATIVE FINANCIAL INSTRUMENTS

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

At March 31, 2003 and December 31, 2002, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $117.6 million and $124.6 million, respectively, to hedge foreign currency intercompany transactions. All such contracts were denominated in Japanese yen. The net impact on foreign currency cash flow hedges recorded in current earnings was a loss of $1.3 million for the three-month period ended March 31, 2003 and a gain of $2.3 million for the three-month period ended March 31, 2002. Those contracts held at March 31, 2003 have maturities through April 2004 and accordingly, all unrealized gains on foreign currency cash flow hedges included in other comprehensive income at March 31, 2003 will be recognized in current earnings over the next twelve-month period.

6.           REPURCHASE OF COMMON STOCK

During the three-month periods ended March 31, 2003 and 2002, the Company repurchased approximately 559,000 and 173,000 shares of Class A common stock, respectively, for approximately $5.9 million and $1.4 million, respectively.

7.           COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2003 and 2002, were as follows (in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net income	$ 12,783	$ 12,892

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(955)	(1,725)
Net unrealized gain on foreign currency cash
flow hedges	200	35
Net (gain) loss reclassified into current earnings	756	(1,567)

Comprehensive income	$ 12,784	$ 9,635

8.           SEGMENT INFORMATION

The Company operates in a single reportable operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market. The Company’s largest expense is the commissions paid on product

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

sales through this distributor network. The Company manages its business primarily by managing this global distributor network. However, the Company does recognize revenue from sales to distributors in four geographic regions: North Asia, Greater China and Southeast Asia, North America and Other Markets. Revenue generated in each of these regions is set forth below (in thousands):

Revenue	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

North Asia	$ 135,294	$ 131,245
Greater China and Southeast Asia	44,955	43,157
North America	31,262	35,023
Other Markets	8,121	6,654

Totals	$ 219,632	$ 216,079

Additional information as to the Company’s operations in different geographical areas is set forth below (in thousands):

Revenue
Revenue from the Company’s operations in Japan totaled $121,930 and $117,058 for the three-month periods ended March 31, 2003 and 2002, respectively. Revenue from the Company’s operations in the United States totaled $28,826 and $33,217 for the three-month periods ended March 31, 2003 and 2002, respectively.

Long-lived assets
Long-lived assets in Japan were $19,563 and $20,210 as of March 31, 2003 and December 31, 2002, respectively. Long-lived assets in the United States were $276,411 and $276,030 as of March 31, 2003 and December 31, 2002, respectively.

9.           NEW PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company has adopted this standard, however, the adoption of this standard did not have a significant effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The Company is currently evaluating this standard, however, it does not believe it will have a significant effect on its financial statements as the Company currently consolidates all majority and minority owned entities.

10.           DEFERRED COMPENSATION

The deferred compensation at March 31, 2003 represents a restricted stock award of 250,000 shares granted to the Company’s newly elected president in January 2003, which vests over four years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2003, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this Report.

2003 compared to 2002

        Revenue increased 2% to $219.6 million for the three-month period ended March 31, 2003 from $216.1 million for the same period in 2002 primarily as a result of the impact of foreign currency fluctuations. Excluding the impact of changes in foreign currency exchange rates, we experienced a revenue decline of 4% in the first quarter of 2003 compared to the same period in the prior year. We expanded retail operations in China during the first quarter of 2003, which attracted the attention of many of our distributor leaders from around the world. The shift of attention of our distributor leaders away from their home markets had a negative impact on revenue results in the first quarter of 2003. We believe, however, this investment by distributor leaders will positively impact future periods as China grows to become a more significant piece of our overall business. In addition, we believe our operations in North Asia were negatively impacted by weak economic conditions and declines in consumer confidence in these markets. Although difficult to quantify, we also believe global concerns such as SARS and geo-political conflicts throughout the world affected revenue results during the first quarter of 2003, particularly towards the end of the quarter. The long-term impact of SARS on our business is unknown and will be largely dependent on the length and severity of the problem. Direct selling is a social business and events that keep people from traveling or getting together can have a negative impact on our business. However, we also are generating an increasing number of sales from automated and Internet orders and sales of our health–related nutritional and hygiene products have increased.

        Revenue in North Asia increased 3% to $135.3 million for the three-month period ended March 31, 2003 from $131.2 million for the same period in 2002. Excluding the impact of changes in foreign currency exchange rates, revenue in North Asia declined 7% in the first quarter of 2003 compared to the same period in 2002. In Japan, revenue increased 4% to $121.9 million for the three-month period ended March 31, 2003 from $117.1 million in the first quarter of 2002. In local currency, however, revenue in Japan declined 6%. We believe that the revenue decline in Japan is the result of a combination of the factors identified above. These factors also contributed to a decline in distributor leaders in Japan during the first quarter of 2003 compared to the same prior-year period. In South Korea, revenue decreased 6% to $13.4 million for the three-month period ended March 31, 2003 from $14.2 million for the same period in 2002. In local currency, revenue in South Korea decreased 14%. The decrease in South Korea was primarily a result of the shift in distributor leader focus to China and the difficult economic environment in that market as noted above.

        Revenue in Greater China and Southeast Asia increased 4% to $45.0 million for the three-month period ended March 31, 2003 from $43.2 million for the same period in 2002, primarily as a result of the expansion of operations in China. Excluding the impact of changes in foreign currency exchange rates, revenue in Southeast Asia increased 2% in the first quarter of 2003 compared to the same period in 2002. Following our expansion of retail operations in

China in January 2003, revenue in China increased to $3.9 million for the three-month period ended March 31, 2003 from $0.5 million for the same period in 2002. During the quarter we experienced a significant amount of regulatory scrutiny in China as a result of our global reputation as a direct selling company, which resulted in various challenges including interruptions of sales activities at a limited number of stores. However, we believe we are making good progress in building a solid foundation for future growth in this market. Revenue in Taiwan increased 5% to $17.6 million for the three-month period ended March 31, 2003 from $16.8 million for the same period in 2002. In local currency, revenue in Taiwan increased 4%. Revenue in Hong Kong increased 12% to $5.6 million for the three-month period ended March 31, 2003 from $5.0 million for the same period in 2002. The growth in revenue in Taiwan and Hong Kong over the last 12 months has been positively impacted by distributor enthusiasm surrounding the expansion of retail operations in China as distributors in these markets have the advantage of language and cultural familiarity with China. Revenue in Thailand increased 88% to $4.5 million for the three-month period ended March 31, 2003 from $2.4 million for the same period in 2002. We have been pleased with the growth we have been able to generate in Thailand. Combined revenue in Australia and New Zealand increased 45% to $3.2 million for the three-month period ended March 31, 2003 from $2.2 million for the same period in 2002. These increases were somewhat offset by the combined decrease in Singapore and Malaysia of 39% to $9.6 million for the three-month period ended March 31, 2003 from $15.7 million for the same period in 2002. Both Singapore and Malaysia were opened in the last two years. Typically, we experience a revenue contraction in new markets after an initial period of usually rapid revenue growth. This anticipated revenue contraction occurred later than usual in Singapore and Malaysia and was more pronounced than our past experience. We believe that this was due in part to excitement among distributors for the opening of China operations in January 2003 which drove revenue growth throughout 2002 as well as the impact of some distributors in these markets promoting unhealthy business practices.

        Revenue in North America, consisting of the United States and Canada, decreased 11% to $31.3 million for the three-month period ended March 31, 2003 from $35.0 million for the same period in 2002. This decrease in the North America region is due to revenue in the United States declining 13% to $28.8 million for the three-month period ended March 31, 2003 from $33.2 million for the same period in 2002. The decrease in the United States is due to declines in Big Planet, including a decline of $2.2 million in our core Big Planet revenue and a decline of $2.2 million from our professional employer organization as we continue to implement initiatives centered on the more profitable personal care and nutritional supplement product categories. Our current strategy for Big Planet is to improve margins on key technology products such as our telecommunication products and ISP service and augment these core technology products with higher margin products. This strategy includes the transition of our telecommunications products from a “provider” to an “agency” relationship and plans to sell our professional employer organization (PEO) we have operated through Big Planet, which is expected to positively impact gross margins and operating margins, but will negatively impact revenue in future quarters as we lose this revenue. Offsetting these declines, our Nu Skin and Pharmanex revenue in the United States increased 17%, or $3.3 million, to $22.2 million for the three-month period ended March 31, 2003 compared to the same period in the prior year. The growth in the United States was driven by distributor enthusiasm for new products introduced in the fall of 2002 as well as early enthusiasm for the Pharmanex BioPhotonic Scanner. We believe that the BioPhotonic Scanner should be marketable in the U.S. as a non-medical device. The FDA, however, has recently challenged this position. We intend to contest any FDA conclusion that the scanner requires medical device clearance, which could delay or inhibit our ability to market the scanner. Nevertheless, we are also pursuing medical device clearance in the event we are unable to convince the FDA that the scanner should be marketable as a non-medical device. We believe it could take from six to twelve months to get the scanner cleared as a medical device. In Canada, revenue increased 33% to $2.4 million for the three-month period ended March 31, 2003 from $1.8 million for the same period in the prior year.

        Revenue in Other Markets, which include our European and Latin American operations, increased 21% to $8.1 million for the three-month period ended March 31, 2003 from $6.7 million for the same period in 2002. This increase is primarily due to a 26% increase in revenue in Europe in U.S. dollars compared to the same prior year period.

        Gross profit as a percentage of revenue increased to 81.1% for the three-month period ended March 31, 2003 from 79.6% for the same period in 2002. Our gross profit was positively impacted by the shift away from low margin Big Planet and PEO revenue to higher margin Nu Skin and Pharmanex products as well as the positive impact of fluctuations in foreign currency in 2003 compared to the same prior-year period. We purchase a significant majority of our goods in U.S. dollars and recognize revenue in local currencies. Consequently, we are subject to exchange rate risks in our gross margins.

        Distributor incentives as a percentage of revenue increased to 40.1% for the three-month period ended March 31, 2003 from 38.3% for the same period in 2002. In U.S. dollars, distributor incentives increased to $88.0 million for the three-month period ended March 31, 2003 from $82.8 million for the same period in 2002. The decline in revenue from Big Planet products and services, which pay lower commissions than our personal care and nutritional supplement product categories, contributed to the increase in distributor incentives in 2003.

        Selling, general and administrative expenses as a percentage of revenue increased to 32.0% for the three-month period ended March 31, 2003 from 31.8% for the same period in 2002. In U.S. dollars, selling, general and administrative expenses increased to $70.3 million for the three-month period ended March 31, 2003 from $68.7 million for the same period in 2002. This increase in selling, general and administrative expenses was primarily due to approximately $4.0 million of expenses incurred during the first quarter of 2003 for a distributor convention held in Japan, which was not held in 2002. Incremental costs associated with the expansion of retail operations in China also contributed to the increase in selling, general and administrative expenses. These expenses were somewhat offset by our continued efforts to improve efficiencies from cost-saving technology and automated reordering initiatives, which have enabled us to carefully control our labor expenses. The first quarter of 2002 included $2.5 million of expenditures related to our sponsorship of the 2002 Winter Olympic Games in Salt Lake City.

        Other income (expense), net increased approximately $0.6 million for the three-month period ended March 31, 2003 compared to the same period in 2002. Fluctuations in other income (expense), net are primarily impacted by foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes.

        Provision for income taxes remained nearly constant at $7.5 million for the three-month period ended March 31, 2003 compared to $7.6 million for the same period in 2002. The effective tax rate remained at 37.0% of pre-tax income for 2003 and 2002.

        Net income remained nearly constant at $12.8 million for the three-month period ended March 31, 2003 compared to $12.9 million for the same period in 2002. Net income increased primarily because of the factors noted above in “revenue,” “gross profit” and “other income (expense), net” and was offset by the factors noted above in “distributor incentives” and “selling, general and administrative” above.

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

        We typically generate positive cash flow from operations due to favorable gross margins, the variable nature of distributor incentives, which constitute a significant percentage of operating expenses, and minimal capital requirements. We generated $0.6 million in cash from operations during the three-month period ended March 31, 2003 compared to $15.1 million during the three months ended March 31, 2002. The decrease in cash generated from operations during the three months ended March 31, 2003 is primarily related to the payment of income taxes as well as the settlement of other accrued expenses during the first quarter of 2003. The 2002 reported results included significantly higher revenue and profitability in comparison to 2001 resulting in higher accrued income taxes and other expenses as of December 31, 2002 compared to December 31, 2001, which were subsequently settled during the first quarters of 2003 and 2002, respectively.

        As of March 31, 2003, working capital was $184.3 million compared to $180.6 million as of December 31, 2002. Cash and cash equivalents at March 31, 2003 and December 31, 2002, were $103.9 million and $120.3 million, respectively. This decrease in cash balances was due to the decrease in cash flows from operations as well as increases in share repurchases and dividend payments during the first quarter of 2003 compared to the same prior-year period.

        Capital expenditures, primarily for equipment, the BioPhotonic Scanner, computer systems and software, office furniture and leasehold improvements, were $6.2 million for the three-month period ended March 31, 2003. In addition, we anticipate capital expenditures during the remainder of 2003 of approximately $20 to $25 million to further enhance our infrastructure, including enhancements to computer systems and Internet related software in order to expand our Internet capabilities, purchase of the portable laser-based tools mentioned above, which we lease to our distributors, as well as further expansion of our retail stores, manufacturing and related infrastructure in China.

        Our long-term debt consists of 9.7 billion Japanese yen-denominated ten-year senior notes issued to the Prudential Insurance Company of America. The notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning October 2004. As of March 31, 2003, the outstanding balance on the notes was 9.7 billion Japanese yen, or $82.1 million.

        On May 10, 2001, we entered into a $60.0 million revolving credit agreement, or the revolving credit facility, with Bank of America, N.A. and Bank One Utah, N.A. for which Bank of America, N.A. acted as agent. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of our outstanding shares of Class A common stock. Per the terms of the agreement, the revolving credit facility was reduced to $45.0 million on May 10, 2002, and was further reduced to $30.0 million on May 10, 2003. The revolving credit facility is set to expire on May 10, 2004. There were no outstanding balances relating to the revolving credit facility as of March 31, 2003. The Japanese notes and the revolving credit facility are both secured by guarantees issued by our material subsidiaries and by a pledge of 65% of the outstanding stock of Nu Skin Japan Company Limited, our operating subsidiary in Japan.

        Since August 1998, our board of directors has authorized us to repurchase up to $90.0 million of our outstanding shares of Class A common stock. The repurchases are used primarily to fund our equity incentive plans. During the three-month period ended March 31, 2003, we repurchased approximately 559,000 shares of Class A common stock for an aggregate amount of approximately $5.9 million. As of March 31, 2003, we had repurchased a total of approximately 8.5 million shares of Class A common stock for an aggregate price of approximately $79.2 million.

        In February 2003, our board of directors declared a quarterly cash dividend of $0.07 per share for all classes of common stock. This quarterly cash dividend of $5.6 million was paid on March 26, 2003, to stockholders of record on March 7, 2003. We anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

         Revenue. We recognize revenue when products are shipped, which is when title passes to our independent distributors. We offer a return policy whereby distributors can generally return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5.0% of gross sales. A reserve for product returns is accrued based on historical experience. In the event that certain expenses, including our distributor incentives, were deemed to be reductions of revenue (under the provisions of EITF 01-09) rather than operating expenses, our reported revenue would be reduced as would our operating expenses. However, since our global distributor compensation plan for our distributors does not provide rebates or selling discounts to distributors who purchase our products and services, we believe that no adjustment to reported revenue and operating expenses is necessary.

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between our foreign affiliates and us. Deferred tax assets and liabilities are created in this process. As of March 31, 2003, we have net deferred tax assets of $49.2 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination was made.

        Intangible Assets. As of March 31, 2003, we had approximately $158 million of unamortized goodwill and other indefinite-life intangible assets. Under the provisions of SFAS No. 142, we are required to test these assets for impairment at least annually. The annual impairment tests have been completed for the year ended December 31, 2002 and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

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

	As of March 31, 2003		As of March 31, 2002
	Active	Executive	Active	Executive
North Asia	296,000	16,601	311,000	17,727
Greater China and Southeast Asia*	159,000	5,850	138,000	4,992
North America	71,000	2,662	75,000	2,331
Other Markets	31,000	1,063	26,000	1,028

Totals	557,000	26,176	550,000	26,078

*	Following the opening of 100 retail stores in China in 2003, active distributors include 31,000 preferred customers and executive distributors include 446 employed, full-time sales representatives.

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of March 31, 2003, we had $117.6 million of these contracts with expiration dates through April 2004. All of these contracts were denominated in Japanese yen. For the three months ended March 31, 2003, we recorded a loss of $1.3 million in operating income related to the fair market valuation on our outstanding forward contracts. Based on our foreign exchange contracts at March 31, 2003, the impact of a

10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that we are making good progress in establishing a strong foundation for growth in China;

•	our belief that the scanner should be marketable in the U.S. as a non-medical device;

•	our belief that existing cash and cash flow from operations will be adequate to fund cash needs;

•	the expectation that we will spend $20 to $25 million for capital expenditures during the remainder of 2003; and

•	the anticipation that cash will be sufficient to pay future dividends.

        In addition, when used in this report, the words or phrases, “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe,” and similar expressions are intended to help identify forward-looking statements.

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described in our Annual Report on Form 10-K which contains a more detailed discussion of the risks and uncertainties related to our business. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)

Because a substantial majority of our sales are generated from the Asian regions, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	weakening of foreign currencies, particularly the Japanese yen;

•	failure of planned initiatives to generate continued interest and enthusiasm among distributors in these markets or to attract new distributors; or

•	any problems with our expansion of operations in China, which has spurred growth in other Asia markets, and any other distractions caused by the expansion of operations in China.

(b)

Our expansion of operations in China is subject to risks and uncertainties. We have been subject to significant regulatory scrutiny and have experienced challenges including interruption of sales activities at certain stores and guidance from regulators to keep the number of sales employees at reasonable levels. We believe we could experience similar challenges in the future as we expand operations in China and work with regulators to help them understand our business model. Our operations in China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, actions by distributors in violation of local laws could harm our efforts. Because of restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. We have not previously operated a large number of retail outlets and we cannot assure that we will be able to do so effectively.

(c)

The Pharmanex BioPhotonic Scanner is still in the final development stages. As with any new technology, we have experienced delays and technical issues in developing a production model. In addition, the FDA has challenged its status as a non-medical device. If the full launch or use of this tool is delayed or otherwise inhibited by production or development issues, or if the FDA takes action to prevent us from selling the scanner as a non-medical device, this would harm our business.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled “Currency Risk and Exchange Rate Information” in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and also in Note 5 to the Financial Statements contained in Item 1 of Part I.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2.    CHANGES IN SECURITIES

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Regulations S-K Number	Description

	10.1	Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan

	99.1	Certification of Steven J. Lund

	99.2	Certification of Ritch N. Wood

(b)	Current Reports on Form 8-K. None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2003

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      May 15, 2003

/s/ Steven J. Lund
Steven J. Lund
Chief Executive Officer

        A signed original of this written statement required by Section 906 has been provided to Nu Skin Enterprises, Inc. and will be retained by Nu Skin Enterprises, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      May 15, 2003

/s/ Ritch N. Wood
Ritch N. Wood
Chief Financial Officer

EXHIBIT INDEX

10.1          Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan

99.1         Certification of Steven J. Lund

99.2         Certification of Ritch N. Wood