Form 10-Q
period 2003-06-30
NU SKIN ENTERPRISES INC
filed 2003-08-12
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	011-12421 (Commission File No.)	87-0565309 (IRS Employer Identification No.)

75 West Center Street Provo, UT 84601 (Address of principal executive offices) (801) 345-1000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒          No    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☒          No    ☐

        As of August 8, 2003, 36,374,253 shares of the Company’s Class A common stock, $.001 par value per share, and 44,189,344 shares of the Company’s Class B common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2003 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

        Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its Subsidiaries.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 113,650	$ 120,341
Accounts receivable	16,028	18,914
Inventories, net	89,386	88,306
Prepaid expenses and other	46,073	48,878

	265,137	276,439

Property and equipment, net	56,568	55,342
Goodwill	118,768	118,768
Other intangible assets, net	67,542	69,181
Other assets	94,082	92,108

Total assets	$ 602,097	$ 611,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 15,686	$ 17,992
Accrued expenses	50,042	77,808

	65,728	95,800

Long-term debt	81,077	81,732
Other liabilities	54,176	47,820

Total liabilities	200,981	225,352

Stockholders' equity:
Class A common stock - 500,000,000 shares authorized, $.001
par value, 36,108,131 and 35,707,785 shares issued
and outstanding	36	36
Class B common stock - 100,000,000 shares authorized, $.001
par value, 44,189,344 and 45,362,854 shares issued
and outstanding	44	45
Additional paid-in capital	64,551	69,803
Accumulated other comprehensive loss	(64,647)	(68,988)
Retained earnings	403,920	385,590
Deferred compensation (Note 10)	(2,788)	--

	401,116	386,486

Total liabilities and stockholders' equity	$ 602,097	$ 611,838

        The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Revenue	$ 240,720	$ 244,924	$ 460,352	$ 461,003
Cost of sales	45,292	48,629	86,901	92,713

Gross profit	195,428	196,295	373,451	368,290

Operating expenses:
Distributor incentives	97,492	96,567	185,528	179,400
Selling, general and administrative	72,197	69,303	142,470	137,992

Total operating expenses	169,689	165,870	327,998	317,392

Operating income	25,739	30,425	45,453	50,898
Other income (expense), net	965	(1,800)	1,541	(1,809)

Income before provision for income taxes	26,704	28,625	46,994	49,089
Provision for income taxes	9,880	10,591	17,387	18,163

Net income	$ 16,824	$ 18,034	$ 29,607	$ 30,926

Net income per share (Note 3):
Basic	$ .21	$ .22	$ .37	$ .38
Diluted	$ .21	$ .22	$ .36	$ .37

Weighted average common shares
outstanding:
Basic	80,403	81,785	80,589	82,085
Diluted	81,561	83,568	81,890	83,439

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Cash flows from operating activities:
Net income	$ 29,607	$ 30,926
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,954	10,772
Amortization of deferred compensation	325	--
Gain on sale	--	(1,328)
Changes in operating assets and liabilities:
Accounts receivable	2,886	(5,261)
Inventories, net	(1,080)	(6,032)
Prepaid expenses and other	(3,957)	8,520
Other assets	(4,249)	(3,166)
Accounts payable	(2,306)	5,249
Accrued expenses	(16,666)	7,026
Other liabilities	3,706	46

Net cash provided by operating activities	19,220	46,752

Cash flows from investing activities:
Purchase of property and equipment	(10,366)	(8,537)
Purchase of long-term assets	--	(6,473)

Net cash used in investing activities	(10,366)	(15,010)

Cash flows from financing activities:
Exercise of distributor and employee stock options	273	532
Payments of cash dividends	(11,277)	(9,830)
Repurchase of shares of common stock (Note 6)	(8,231)	(6,974)

Net cash used in financing activities	(19,235)	(16,272)

Effect of exchange rate changes on cash	3,690	3,665

Net increase (decrease) in cash and cash equivalents	(6,691)	19,135

Cash and cash equivalents, beginning of period	120,341	75,923

Cash and cash equivalents, end of period	$ 113,650	$ 95,058

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.        THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global, direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements through a large network of independent distributors. The Company also distributes technology and telecommunications products and services through its distributors. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; North America, which consists of the United States and Canada; Greater China, which consists of Mainland China, Hong Kong (including Macau) and Taiwan; South Asia/Pacific, which consists of Australia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Other Markets, which consists of the Company’s markets in Brazil, Europe, Guatemala and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2003, and for the three- and six-month periods ended June 30, 2003 and 2002. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.        STOCK–BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees. On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Net income, as reported	$ 16,824	$ 18,034	$ 29,607	$ 30,926
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(1,332)	(1,415)	(2,728)	(2,693)

Pro forma net income	$ 15,492	$ 16,619	$ 26,879	$ 28,233

Earnings per share:
Basic - as reported	$ 0.21	$ 0.22	$ 0.37	$ 0.38
Basic - pro forma	$ 0.19	$ 0.20	$ 0.33	$ 0.34

Diluted - as reported	$ 0.21	$ 0.22	$ 0.36	$ 0.37
Diluted - pro forma	$ 0.19	$ 0.20	$ 0.33	$ 0.34

3.        NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three- and six-month periods ended June 30, 2003, other stock options totaling 3.7 million and 3.6 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three- and six-month periods ended June 30, 2002, other stock options totaling 1.5 million and 2.9 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

4.        DIVIDENDS PER SHARE

In May 2003, the board of directors declared a quarterly cash dividend of $0.07 per share for all classes of common stock. This quarterly cash dividend of $5.6 million was paid on June 25, 2003, to stockholders of record on June 6, 2003. Quarterly cash dividends for the six-month period ended June 30, 2002 totaled $11.3 million.

5.        DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives as either assets or liabilities, with the instruments measured at fair value. Changes in the fair value of derivatives are

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

At June 30, 2003 and December 31, 2002, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $91.0 million and $124.6 million, respectively, to hedge foreign currency intercompany transactions. All such contracts were denominated in Japanese yen. The net impact on foreign currency cash flow hedges recorded in current earnings were losses of $1.5 million and $2.8 million for the three- and six-month periods ended June 30, 2003, respectively, and were gains of $1.5 million and $3.8 million for the three- and six-month periods ended June 30, 2002, respectively. Those contracts held at June 30, 2003 have maturities through June 2004 and accordingly, all unrealized gains on foreign currency cash flow hedges included in other comprehensive income at June 30, 2003 will be recognized in current earnings over the next twelve-month period.

6.        REPURCHASE OF COMMON STOCK

During the three-month periods ended June 30, 2003 and 2002, the Company repurchased approximately 235,000 and 429,000 shares of Class A common stock, respectively, for approximately $2.3 million and $5.6 million, respectively. During the six-month periods ended June 30, 2003 and 2002, the Company repurchased approximately 794,000 and 602,000 shares of Class A common stock, respectively, for approximately $8.2 million and $7.0 million, respectively.

7.        COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2003 and 2002, were as follows (in thousands):

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Net income	$ 16,824	$ 18,034	$ 29,607	$ 30,926

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,109	(5,849)	1,154	(7,574)
Net unrealized gains (losses) on foreign currency cash flow hedges	1,377	(5,968)	1,577	(5,933)
Net (gains) losses reclassified into current earnings	854	(788)	1,610	(2,355)

Comprehensive income	$ 21,164	$ 5,429	$ 33,948	$ 15,064

8.        SEGMENT INFORMATION

The Company operates in a single reportable operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market. The Company’s largest expense is the commissions paid on product sales through this distributor network. The Company manages its business primarily by managing this global distributor network. However, the Company does recognize revenue from sales to distributors in five geographic regions: North Asia, North America, Greater China, South Asia/Pacific and Other Markets. Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Region:
North Asia	$ 152,037	$ 154,242	$ 287,331	$ 285,487
North America	31,702	34,550	62,964	69,573
Greater China	30,021	26,025	57,074	48,288
South Asia/Pacific	18,028	22,926	35,930	43,820
Other Markets	8,932	7,181	17,053	13,835

Totals	$ 240,720	$ 244,924	$ 460,352	$ 461,003

Additional information as to the Company’s operations in different geographical areas is set forth below (in thousands):

Revenue
Revenue from the Company’s operations in Japan totaled $137,467 and $136,579 for the three-month periods ended June 30, 2003 and 2002, respectively, and totaled $259,397 and $253,637 for the six-month periods ended June 30, 2003 and 2002, respectively. Revenue from the Company’s operations in the United States totaled

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

$29,418 and $32,487 for the three-month periods ended June 30, 2003 and 2002, respectively, and totaled $58,244 and $65,704 for the six-month periods ended June 30, 2003 and 2002, respectively.

Long-lived assets
Long-lived assets in Japan were $18,607 and $20,210 as of June 30, 2003 and December 31, 2002, respectively. Long-lived assets in the United States were $275,025 and $276,030 as of June 30, 2003 and December 31, 2002, respectively.

9.         NEW PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The Company is currently evaluating this standard, however, it does not believe it will have a significant effect on its financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. It is anticipated that the financial impact of SFAS 149 will not have a material effect on the Company.

10.        DEFERRED COMPENSATION

The deferred compensation at June 30, 2003 represents a restricted stock award of 250,000 shares of the Company’s Class A common stock granted to the Company’s newly appointed president in January 2003, which vests over four years.

11.        SUBSEQUENT EVENTS

In July 2003, the board of directors declared a quarterly cash dividend of $0.07 per share for all classes of common stock to be paid in September 2003.

On July 23, 2003, the board of directors approved the Company’s divestiture of its professional employer organization operated through Big Planet. The Company anticipates a one-time charge of approximately $5 million to $6 million during the third quarter of 2003 resulting from this decision and expenses associated with an early retirement program and other employee separation charges.

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

Results of Operations

             Revenue

        Overview.        Revenue decreased 1.7% and 0.1% to $240.7 million and $460.4 million for the three- and six-month periods ended June 30, 2003, from $244.9 million and $461.0 million for the same periods in 2002. Excluding the impact of changes in foreign currency exchange rates, we experienced a revenue decline of 5.4% and 5.9% for the three- and six-month periods ended June 30, 2003 compared to the same periods in the prior year, respectively. Revenue for the six months ended June 30, 2003 was negatively impacted by several factors, including the shift of attention of our distributor leaders during the first part of the year away from their home markets to focus on China, significant declines in revenue in Singapore and Malaysia and the impact of weak economic conditions in North Asia. In addition, revenue was negatively affected by a decline in revenue from sales of our low-margin Internet and telecommunication products and a decline in revenue from our professional employer organization in the United States as we focused on promoting growth in our personal care and nutritional businesses. Revenue was also negatively impacted by the global SARS epidemic. Revenue during the second quarter of 2002 was positively affected by distributor excitement and activity surrounding our announcement in that quarter of our plans to expand operations in China in 2003. We have focused our initiatives on generating revenue growth in Japan, revitalizing the U.S. business and growing our operations in China. As discussed below, we believe we have begun to see positive results during the second quarter from these initiatives.

        North Asia. Revenue in North Asia decreased 1.4% to $152.0 million from $154.2 million for the three-month periods ended June 30, 2003 and 2002, respectively, and increased 0.6% to $287.3 million for the six-month period ended June 30, 2003, from $285.5 million for the same period in 2002. Excluding the impact of changes in foreign currency exchange rates, revenue in North Asia declined 7.8% and 7.5% for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002. In Japan, revenue increased 0.7% and 2.3% to $137.5 million and $259.4 million for the three- and six-month periods ended June 30, 2003, from $136.6 million and $253.6 million for the same periods in 2002. In local currency, however, revenue in Japan declined 6.1% and 6.3% for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002. We believe that the local currency revenue decline in Japan is the result of the shift of the attention of distributor leaders during the first part of the year as described above as well as the impact of weak economic conditions. These factors also contributed to a decline in distributor leaders in Japan during the first half of 2003 compared to the same prior-year period. After several quarters of deteriorating year-over-year comparisons in this market, however, we note that the second quarter year-over-year comparison remained level with the first quarter comparison. This was due to new product introductions, including ReishiMax GLP™, which promotes a healthy immune system, and TruFace™ Essence, an advanced skin-firming product, as well as distributor incentives implemented to promote executive development. These product introductions and distributor initiatives are helping to overcome some of the factors that impacted first quarter 2003 revenue in Japan.

        In South Korea, revenue decreased 17.5% and 12.5% to $14.6 million and $27.9 million for the three- and six-month periods ended June 30, 2003, from $17.7 million and $31.9 million for the same periods in 2002. In local currency, revenue in South Korea decreased 21.0% and 17.9% for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002. The decrease in South Korea was primarily a result of the difficult economic and political environment in that market, as well as regulatory changes requiring a modification to our sales incentive plan and some leading distributors spending time in China in early 2003.

        North America. Revenue in North America, consisting of the United States and Canada, decreased 8.4% and 9.5% to $31.7 million and $63.0 million for the three- and six-month periods ended June 30, 2003, from $34.6 million and $69.6 million for the same periods in 2002. Revenue in the United States declined 9.5% and 11.4% to $29.4 million and $58.2 million for the three- and six-month periods ended June 30, 2003, from $32.5 million and $65.7 million for the same periods in 2002. The decline in revenue in the United States is principally a result of significant declines in revenue from our professional employer organization and our Big Planet telecommunication and dial-up Internet access products. Because of the low margin nature of these products and decreasing demand for dial-up access, we have focused our efforts on promoting growth in our nutritional and personal care businesses. As a result, we experienced a decline in Big Planet revenue of $4.0 million and $8.3 million for the three- and six-month periods ended June 30, 2003, compared to the same periods in 2002. In order to improve profitability, we will be transitioning our enhanced telecommunications products from a “provider” to an “agency” relationship effective August 1, 2003, and plan to sell our professional employer organization, which generated revenue of $4.0 million and $7.9 million for the three- and six-month periods ended June 30, 2003. We expect these strategic actions to positively impact gross margins and operating margins, but negatively impact revenue in future quarters.

        Increasing distributor activity tied to the Pharmanex BioPhotonic Scanner program, however, resulted in 37.0% growth in our Pharmanex revenue, with Nu Skin revenue holding relatively flat during the second quarter of 2003 compared to the prior year period. Moreover, we experienced an 18.0% year over year increase in our executive distributors in the United States and a 29.0% increase in automatic delivery orders compared to the prior year period. In regards to the inquiry by the Food and Drug Administration or FDA related to the medical device status of the Pharmanex BioPhotonic Scanner, the FDA has not responded yet to our request to classify the scanner as a non-medical device. In the event the FDA concludes that the scanner requires medical device clearance, which could delay or inhibit our ability to market the scanner, we currently intend to contest any such conclusion. Nevertheless, we are also pursuing medical device clearance in the event the FDA requires that the scanner should be marketed as a medical device. We continue to believe it could take from six to twelve months from the time we file a formal application to get the scanner cleared as a medical device.

        In Canada, revenue increased 9.5% and 20.5% to $2.3 million and $4.7 million for the three- and six-month periods ended June 30, 2003, from $2.1 million and $3.9 million for the same periods in the prior year. In local currency, revenue in Canada was relatively flat.

        Greater China. Revenue in Greater China, consisting of Mainland China, Hong Kong and Taiwan, increased 15.4% and 18.2% to $30.0 million and $57.1 million for the three- and six-month periods ended June 30, 2003, from $26.0 million and $48.3 million for the same periods in 2002, primarily as a result of the expansion of operations in China. Revenue in China was $5.8 million and $9.7 million for the three- and six-month periods ended June 30, 2003 following our expansion of retail operations in China in January 2003. On a sequential basis, revenue in China increased 49.8%. Recently, Chinese governmental agencies completed a review of our operations, which resulted in no changes to our current business model. We are also currently conducting sales activities at all of our retail stores. We believe we have made good progress in building a solid foundation for strong growth in China.

        The increase in revenue in China was somewhat offset by a decline in revenue in Taiwan and Hong Kong in the second quarter. Revenue in Taiwan decreased 5.5% and 0.5% to $18.8 million and $36.4 million for the three- and six-month periods ended June 30, 2003, from $19.9 million and $36.6 million for the same periods in 2002. In local currency, revenue in Taiwan decreased 4.6% and 0.7% for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002. Revenue in Hong Kong decreased 5.3% to $5.4 million for the three-month period ended June 30, 2003, from $5.7 million for the same period in 2002. Revenue in Hong Kong increased 2.8% to $11.0 million for the six-month period ended June 30, 2003, from $10.7 million for the same period in 2002. We believe that the SARS epidemic negatively impacted revenue in Taiwan and Hong Kong during the second quarter. In addition, revenue in Taiwan and Hong Kong during the second quarter of 2002 had been positively impacted by distributor enthusiasm surrounding our announcement of plans to expand retail operations in China during that quarter.

        South Asia/Pacific. Revenue in South Asia/Pacific, consisting of Thailand, the Philippines, Australia/New Zealand, Singapore and Malaysia, decreased 21.4% and 18.0% to $18.0 million and $35.9 million for the three- and six-month periods ended June 30, 2003, from $22.9 million and $43.8 million for the same periods in 2002. Excluding the impact of changes in foreign currency exchange rates, revenue in South Asia/Pacific decreased 24.1% and 21.0% for the three- and six-month periods ended June 30, 2003, compared to the same periods in 2002. The decrease in revenue in this region was due primarily to the combined decrease in Singapore and Malaysia of 48.8% and 43.8% to $8.6 million and $18.2 million for the three- and six-month periods ended June 30, 2003, from $16.8 million and $32.4 million for the same periods in 2002. Both Singapore and Malaysia were opened in the last two years. In smaller markets we often experience a revenue contraction after an initial period of rapid revenue growth following the opening. This revenue contraction occurred later than usual in Singapore and Malaysia and was more pronounced than anticipated. We believe that this was due in part to excitement among distributors for the opening of expanded operations in China in January 2003, which drove revenue growth throughout 2002, and the negative impact on revenue of some distributors in these markets promoting unhealthy business practices. This decrease was somewhat offset by an increase in revenue in both Thailand and combined Australia/New Zealand. Revenue in Thailand increased 85.7% and 86.5% to $5.2 million and $9.7 million for the three- and six-month periods ended June 30, 2003, from $2.8 million and $5.2 million for the same periods in 2002. Combined revenue in Australia/New Zealand increased 25.9% and 37.5% to $3.4 million and $6.6 million for the three- and six-month periods ended June 30, 2003, from $2.7 million and $4.8 million for the same periods in 2002.

        Other Markets. Revenue in Other Markets, which includes our European and Latin American operations, increased 23.6% and 23.9% to $8.9 million and $17.1 million for the three- and six-month periods ended June 30, 2003, from $7.2 million and $13.8 million for the same periods in 2002. This increase is primarily due to a 28.0% and 26.8% increase in revenue in Europe including the favorable impact of currency fluctuations in Europe for the three- and six-month periods ended June 30, 2003, compared to the same prior year periods.

             Gross profit

        Gross profit as a percentage of revenue increased to 81.2% and 81.1% for the three- and six-month periods ended June 30, 2003, from 80.2% and 79.9% for the same periods in 2002. Our gross profit was positively impacted by the decline in low margin revenue from Big Planet and our professional employment organization as well as the positive impact of fluctuations in foreign currency in 2003 compared to the same prior-year periods. We purchase a significant majority of our goods in U.S. dollars and recognize revenue in local currencies. Consequently, we are subject to exchange rate risks in our gross margins.

             Distributor incentives

        Distributor incentives as a percentage of revenue increased to 40.5% and 40.3% for the three- and six-month periods ended June 30, 2003, from 39.4% and 38.9% for the same periods in 2002. In U.S. dollars, distributor incentives increased to $97.5 million and $185.5 million for the three- and six-month periods ended June 30, 2003, from $96.6 million and $179.4 million for the same periods in 2002. The decline in revenue from Big Planet products and services, which pay lower commissions than our personal care and nutritional supplement product categories, contributed to the increase in distributor incentives in 2003. In addition, the increase in distributor incentives is due to special incentives designed to develop distributor leadership, particularly in Japan and the United States.

             Selling, general and administrative

        Selling, general and administrative expenses as a percentage of revenue increased to 30.0% and 31.0% for the three- and six-month periods ended June 30, 2003, from 28.3% and 29.9% for the same periods in 2002. In U.S. dollars, selling, general and administrative expenses increased to $72.2 million and $142.5 million for the three- and six-month periods ended June 30, 2003, from $69.3 million and $138.0 million for the same periods in 2002. The increase during the second quarter of 2003 in selling, general and administrative expenses was due to $3.5 million of incremental costs associated with the expansion of retail operations in China as well as $1.6 million due to the negative impact of foreign currency fluctuations on operating expenses in 2003. The increase for the six-month period in 2003 was also impacted by approximately $4.0 million of expenses incurred during the first quarter of 2003 for a distributor convention held in Japan, which was not held in 2002. These expenses were somewhat offset by our continued efforts to improve efficiencies from cost-saving technology and automated reordering initiatives, which have enabled us to carefully control our labor expenses. The first quarter of 2002 included $2.5 million of expenditures related to our sponsorship of the 2002 Winter Olympic Games in Salt Lake City.

        We are taking a close look at our cost structure to make sure our spending is focused on our most promising growth opportunities and initiatives. The divestiture of the professional employer organization is part of this effort. In addition, we have offered an early retirement package and we are evaluating every business function to focus our resources on our strategic priorities. In the third quarter of 2003, we anticipate a one-time charge of approximately $5 million to $6 million resulting from the divestiture of our professional employer organization and expenses associated with an early retirement program and other employee separation charges associated with our evaluation of our business functions and efforts to focus corporate resources on current strategic priorities.

              Other income (expense), net

        Other income (expense), net increased approximately $2.8 million and $3.4 million for the three- and six-month periods ended June 30, 2003, compared to the same periods in 2002. Changes in other income (expense), net are primarily impacted by foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes, as well as interest income and interest expense.

             Provision for income taxes

        Provision for income taxes decreased to $9.9 million and $17.4 million for the three- and six-month periods ended June 30, 2003, compared to $10.6 million and $18.2 million for the same periods in 2002. The effective tax rate remained at 37.0% of pre-tax income for 2003 and 2002.

             Net income

        Net income decreased to $16.8 million and $29.6 million for the three- and six-month periods ended June 30, 2003, compared to $18.0 million and $30.9 million for the same periods in 2002. Net income decreased primarily because of the factors noted above in “revenue” “distributor incentives” and “selling, general and administrative” and was somewhat offset by the factors noted in “gross profit” and “other income (expense), net” above.

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

        We typically generate positive cash flow from operations due to favorable gross margins, the variable nature of distributor incentives, which constitute a significant percentage of operating expenses, and minimal capital requirements. We generated $19.2 million in cash from operations during the six-month period ended June 30, 2003, compared to $46.8 million during the six-month period ended June 30, 2002. The decrease in cash generated from operations during the six-month period ended June 30, 2003 is largely related to the payment of a higher amount of accrued expenses, including income taxes and commissions to distributors, during the first half of 2003 compared to the same prior year period. These accrued expenses were substantially higher at December 31, 2002 than the amounts accrued at December 31, 2001 because revenue and profitability were significantly higher in 2002.

        As of June 30, 2003, working capital was $199.4 million compared to $180.6 million as of December 31, 2002. Cash and cash equivalents at June 30, 2003 and December 31, 2002,

were $113.7 million and $120.3 million, respectively. The decrease in cash balances and the increase in working capital for the first half of the year was primarily due to the payment of accrued expenses noted above. In addition, working capital increased due to certain reclassifications of deferred tax assets and liabilities.

        Capital expenditures, primarily for equipment, including the BioPhotonic Scanner, computer systems and software, office furniture and leasehold improvements, were $10.4 million for the six-month period ended June 30, 2003. In addition, we anticipate capital expenditures during the remainder of 2003 of approximately $15 million to $20 million to further enhance our infrastructure, including enhancements to computer systems and software, purchase of additional BioPhotonic Scanners, which we lease to our distributors, as well as further expansion of our retail stores, manufacturing and related infrastructure in China.

        Our long-term debt consists of 9.7 billion Japanese yen-denominated ten-year senior notes issued to the Prudential Insurance Company of America. The notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning October 2004. As of June 30, 2003, the outstanding balance on the notes was 9.7 billion Japanese yen, or $81.1 million.

        We also maintain a $30 million revolving credit agreement, or the revolving credit facility, with Bank of America, N.A. and Bank One Utah, N.A. for which Bank of America, N.A. acted as agent. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of our outstanding shares of Class A common stock. The revolving credit facility is set to expire on May 10, 2004. There were no outstanding balances relating to the revolving credit facility as of June 30, 2003. The Japanese notes and the revolving credit facility are both secured by guarantees issued by our material Subsidiaries and by a pledge of 65% of the outstanding stock of Nu Skin Japan Company Limited, our operating subsidiary in Japan.

        Since August 1998, our board of directors has authorized us to repurchase up to $90.0 million of our outstanding shares of Class A common stock. The repurchases are used primarily to fund our equity incentive plans. During the three- and six-month periods ended June 30, 2003, we repurchased approximately 235,000 shares and 794,000 shares of Class A common stock for an aggregate amount of approximately $2.3 million and $8.2 million. As of June 30, 2003, we had repurchased a total of approximately 8.7 million shares of Class A common stock for an aggregate price of approximately $81.4 million.

        In May 2003, our board of directors declared a quarterly cash dividend of $0.07 per share for all classes of common stock. This quarterly cash dividend of $5.6 million was paid on June 25, 2003, to stockholders of record on June 6, 2003. The board of directors also recently declared a quarterly cash dividend of $0.07 per share for all classes of common stock to be paid in September 2003. We anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

        We believe we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis. We currently believe that existing cash balances together with future cash flows from operations will be adequate to fund the cash needs relating to the implementation of our strategic plans. The majority of our expenses are variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. However, in the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and a reduction in the level of stock repurchases or dividend payments.

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

        Revenue.       We recognize revenue when products are shipped, which is when title passes to our independent distributors. We offer a return policy whereby distributors can generally return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5.0% of gross sales. A reserve for product returns is accrued based on historical experience. In the event that certain expenses, including our distributor incentives, were deemed to be reductions of revenue (under the provisions of EITF 01-09) rather than operating expenses, our reported revenue would be reduced as would our operating expenses. However, since our global distributor compensation plan for our distributors does not provide rebates or selling discounts to distributors who purchase our products and services, we believe our current classification is correct and that no adjustment to reported revenue and operating expenses is necessary.

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between our foreign affiliates and us. Deferred tax assets and liabilities are created in this process. As of June 30, 2003, we have net deferred tax assets of $60.6 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination was made.

        Intangible Assets. As of June 30, 2003, we had approximately $157.7 million of unamortized goodwill and other indefinite-life intangible assets. Under the provisions of SFAS No. 142, we are required to test these assets for impairment at least annually. The annual impairment tests have been completed for the year ended December 31, 2002 and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

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

Distributor Information

        The following table provides information concerning the number of active and executive distributors as of the dates indicated. Active distributors are those distributors and preferred customers who were resident in the countries in which we operated and purchased products for resale or personal consumption during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required monthly personal and group sales volumes.

	As of June 30, 2003		As of June 30, 2002
	Active	Executive	Active	Executive
Region:
North Asia	312,000	16,276	324,000	18,451
North America	70,000	2,726	73,000	2,350
Greater China*	104,000	3,861	73,000	2,833
South Asia/Pacific	62,000	2,198	72,000	2,589
Other Markets	31,000	1,011	28,000	970

Totals	579,000	26,072	570,000	27,193

*	Following the opening of 100 retail stores in China in 2003, active distributors includes 36,000 preferred customers and executive distributors includes 1,212 employed, full-time sales representatives in China.

        During the first six months of 2003, our executive distributor count was negatively impacted by a shift in focus of many of our executives away from their home markets and towards the new opportunity in China, the weak economic conditions in the North Asia region and a decline in our business in Singapore and Malaysia. While this change in focus negatively impacted our overall executive numbers for the first six months of 2003, we added 1,212 new employed sales representatives in China, which are reflected in our overall executive count.

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized primarily outside of the United States, except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our subsidiary’s primary markets is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of June 30, 2003, we had $91.0 million of these contracts with expiration dates through June 2004. All of these contracts were denominated in Japanese yen. For the three- and six-month periods ended June 30, 2003, we recorded losses of $1.5 million and $2.8 million in operating income related to the fair market valuation on our outstanding forward contracts. Based on our foreign exchange contracts at June 30, 2003, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that we have begun to see positive results during the second quarter from our initiatives;

•	our belief that we have made good progress in building a solid foundation for strong growth in China;

•	our intention to contest any conclusion by the FDA that the Pharmanex BioPhotonic Scanner must be pre-cleared as a medical device, and our belief that, if necessary, the scanner can be cleared as a medical device within six to twelve months;

•	our belief that our strategic initiatives to improve profitability will positively impact gross margins and operating margins but negatively impact revenue in future quarters;

•	our belief that existing cash and cash flow from operations will be adequate to fund cash needs;

•	or anticipation that we will sell our professional employer organization and incur a one-time charge of $5 million to $6 million from such sale and other expenses associated with an early retirement program and other employee separation charges;

•	the expectation that we will spend $15 million to $20 million for capital expenditures during the remainder of 2003; and

•	the anticipation that our board of directors will continue to declare cash dividends and that our cash will be sufficient to pay future dividends.

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

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described in our Annual Report on Form 10-K which contains a more detailed discussion of the risks and uncertainties related to our business. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)	Because a substantial majority of our sales are generated from the Asian regions, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	weakening of foreign currencies, particularly the Japanese yen;

•	failure of planned initiatives to generate continued interest and enthusiasm among distributors in these markets or to attract new distributors; or

•	any problems with our expansion of operations in China.

(b)	Our expansion of operations in China is subject to risks and uncertainties. We have been subject to significant regulatory scrutiny and have experienced challenges including interruption of sales activities at certain stores and guidance from local regulators to keep the number of sales employees at reasonable levels in certain cities. We believe we could experience similar challenges in the future as we expand operations in China and work with regulators to help them understand our business model. Our operations in China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, actions by overseas distributors or local sales employees in violation of local laws could harm our efforts. Because of restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. We have not previously operated a large number of retail outlets and we cannot assure that we will be able to do so effectively.

(c)	The Pharmanex BioPhotonic Scanner is still in the final development stages. As with any new technology, we have experienced delays and technical issues in developing a final production model. In addition, the FDA has questioned its status as a non-medical device. In addition, we are facing similar uncertainties and regulatory issues in other markets, including Japan, with respect to the status of the scanner as a non-medical device, which would delay or impact our plans for the scanner in these markets. If the full launch or use of this tool is delayed or otherwise inhibited by production or development issues, or if the FDA or other domestic or foreign government agency takes formal action to prevent us from distributing the scanner as a non-medical device, this could delay our distribution of the scanner and harm our business.

(d)	The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact based and subject to interpretation. Recent negative publicity concerning stimulant-based supplements have spurred efforts by some persons to change existing regulations. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any changes in regulations applicable to our business, our revenue and profitability may be harmed.

(e)	Many countries have banned the importation of products that contain bovine materials sourced from locations where Bovine Spongiform Encephalopathy (BSE), commonly referred to as "mad cow disease", has been identified. We currently source all of our bovine materials, used primarily in the gel capsules of our nutritional supplements, from BSE-free countries. However, if BSE spreads to additional countries where we currently source our bovine materials, this could negatively impact our ability to import products into our markets until we change sources or ingredients.

(f)	Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors, our operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient excitement and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis.

(g)	The network marketing and nutritional supplement industries receive negative publicity from time to time. There is a risk that we could continue to receive negative publicity in the future related to our marketing practices or new initiatives or products. Any such publicity could negatively impact our ability to successfully sponsor new distributors and grow revenue.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

Changes in internal control over financial reporting.

        During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        The following information supplements and amends our discussions set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

        In January 2000, a derivative lawsuit captioned Karen Kindt, on behalf of Nu Skin Enterprises, Inc. v. Blake Roney, et. al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County against certain members of our board of directors alleging a breach of fiduciary duty and self-dealing in connection with our acquisition of Nu Skin

International in 1998 and the termination of the license agreements with Nu Skin USA, Inc. and acquisition of Big Planet in 1999. Our board of directors appointed a special litigation committee to investigate the validity of the complaint. After an exhaustive and thorough review of the allegations, the special committee made a report to our board of directors. Based on the findings by the special committee, we moved to dismiss the complaint. On May 30, 2003, the Court of Chancery granted our motion to dismiss and the case was dismissed.

ITEM 2.	CHANGES IN SECURITIES

         None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company’s Annual Meeting of Stockholders was held on May 20, 2003. At the Annual Meeting Blake M. Roney, M. Truman Hunt, Sandra N. Tillotson, Brooke B. Roney, Takashi Bamba, E.J. “Jake” Garn, Paula F. Hawkins, Daniel W. Campbell, Andrew D. Lipman, and Jose Ferreira, Jr. were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors are duly elected. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management’s director nominees. The following chart reflects the vote tabulation with respect to each director nominee. The figures reported reflect votes cast by holders of the Company’s Class A common stock and Class B common stock. Each share of Class A common stock entitles its holder to one vote, and each share of Class B common stock entitles its holder to ten votes.

Name of Director Nominee	Votes For	Votes Withheld
Blake M. Roney	448,200,438	8,896,852
M. Truman Hunt	448,200,438	8,896,852
Sandra N. Tillotson	448,200,438	8,896,852
Brooke B. Roney	448,200,438	8,896,852
Takashi Bamba	446,362,264	10,735,026
E.J. "Jake" Garn	448,412,313	8,684,977
Paula F. Hawkins	448,209,538	8,887,752
Daniel W. Campbell	448,209,538	8,887,752
Andrew D. Lipman	448,209,538	8,887,752
Jose Ferreira, Jr.	448,159,738	8,937,552

        The stockholders ratified Proposal 2, Approval of an Amendment to the Second Amended and Restated 1996 Stock Incentive Plan, with 443,407,837 votes being cast for, 5,752,697 votes being cast against, and 7,936,756 abstentions and broker non-votes.

        The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants, with 448,543,387 votes being cast for, 8,544,860 votes being cast against, and 9,043 abstentions and broker non-votes.

ITEM 5.	OTHER INFORMATION

         None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Regulation S-K Number	Description

	10.1	Consulting Agreement between Nu Skin Enterprises, Inc. and Woodclyffe Group, LLC effective April 1, 2003.

	10.2	Early Retirement Plan and Related Forms.

	31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current reports on Form 8-K.

On April 22, 2003, the Company filed a current report on Form 8-K to furnish the Company's press release reporting results for the three months ended March 31, 2003. In accordance with SEC Release No. 33-8216, the information intended to be furnished under "Item 12. Results of Operations and Financial Condition," was instead furnished under "Item 9. Regulation FD Disclosure."

On April 25, 2003, the Company filed a current report on Form 8-K, under Items 7 and 9 to furnish an electronic copy of the Company's 2002 Annual Report to Shareholders.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2003

NU SKIN ENTERPRISES, INC. By: /s/ Ritch N. Wood Ritch N. Wood Its: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Consulting Agreement between Nu Skin Enterprises, Inc. and Woodclyffe Group, LLC effective April 1, 2003.

10.2	Early Retirement Plan and Related Forms.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.