Form 10-Q
period 2003-09-30
NU SKIN ENTERPRISES INC
filed 2003-11-13
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	011-12421 (Commission File No.)	87-0565309 (IRS Employer Identification No.)

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
Yes    ☒          No    ☐

        As of November 1, 2003, 70,290,821 shares of the Company’s Class A common stock, $.001 par value per share, and 6,466 shares of the Company’s Class B common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2003 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

        Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its Subsidiaries.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 144,435	$ 120,341
Accounts receivable	17,189	18,914
Inventories, net	87,059	88,306
Prepaid expenses and other	36,732	48,878

	285,415	276,439

Property and equipment, net	59,664	55,342
Goodwill	118,768	118,768
Other intangible assets, net	67,266	69,181
Other assets	92,439	92,108

Total assets	$ 623,552	$ 611,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,042	$ 17,992
Accrued expenses	58,304	77,808

	76,346	95,800

Long-term debt	87,077	81,732
Other liabilities	54,480	47,820

Total liabilities	217,903	225,352

Stockholders' equity:
Class A common stock - 500,000,000 shares authorized, $.001 par value, 37,081,566 and 35,707,785 shares issued and outstanding	37	36
Class B common stock - 100,000,000 shares authorized, $.001 par value, 43,513,613 and 45,362,854 shares issued and outstanding	44	45
Additional paid-in capital	65,274	69,803
Accumulated other comprehensive loss	(70,528)	(68,988)
Retained earnings	413,415	385,590
Deferred compensation (Note 10)	(2,593)	--

	405,649	386,486

Total liabilities and stockholders' equity	$ 623,552	$ 611,838

        The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Revenue	$ 250,185	$ 252,864	$ 710,537	$ 713,867
Cost of sales	43,697	49,689	130,598	142,402

Gross profit	206,488	203,175	579,939	571,465

Operating expenses:
Selling expenses	105,044	101,942	290,572	281,342
General and administrative expenses	71,395	75,284	213,865	213,276
Restructuring and other charges (Note 11)	5,592	--	5,592	--

Total operating expenses	182,031	177,226	510,029	494,618

Operating income	24,457	25,949	69,910	76,847
Other income (expense), net	(433)	(640)	1,108	(2,449)

Income before provision for income taxes	24,024	25,309	71,018	74,398
Provision for income taxes	8,889	9,364	26,276	27,527

Net income	$ 15,135	$ 15,945	$ 44,742	$ 46,871

Net income per share (Note 3):
Basic	$ .19	$ .20	$ .56	$ .57
Diluted	$ .19	$ .19	$ .55	$ .56

Weighted average common shares outstanding:
Basic	80,301	81,459	80,493	81,875
Diluted	81,733	83,028	81,834	83,301

        The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Cash flows from operating activities:
Net income	$ 44,742	$ 46,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,543	16,314
Amortization of deferred compensation	520	--
(Gain)/loss on sale of assets	525	(1,328)
Changes in operating assets and liabilities:
Accounts receivable	1,725	(3,136)
Inventories, net	1,247	(2,848)
Prepaid expenses and other	5,384	4,859
Other assets	(3,368)	(2,414)
Accounts payable	50	371
Accrued expenses	(8,929)	10,706
Other liabilities	4,010	(1,663)

Net cash provided by operating activities	62,449	67,732

Cash flows from investing activities:
Purchase of property and equipment	(13,181)	(13,295)
Purchase of long-term assets	--	(6,473)

Net cash used in investing activities	(13,181)	(19,768)

Cash flows from financing activities:
Exercise of distributor and employee stock options	1,184	658
Payments of cash dividends	(16,917)	(14,723)
Repurchase of shares of common stock (Note 6)	(8,419)	(8,709)

Net cash used in financing activities	(24,152)	(22,774)

Effect of exchange rate changes on cash	(1,022)	4,298

Net increase in cash and cash equivalents	24,094	29,488

Cash and cash equivalents, beginning of period	120,341	75,923

Cash and cash equivalents, end of period	$ 144,435	$ 105,411

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2003, and for the three- and nine-month periods ended September 30, 2003 and 2002. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended Sept. 30, 2003	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002

Net income, as reported	$ 15,135	$ 15,945	$ 44,742	$ 46,871
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(1,189)	(1,192)	(3,917)	(3,885)

Pro forma net income	$ 13,946	$ 14,753	$ 40,825	$ 42,986

Earnings per share:
Basic - as reported	$ .19	$ .20	$ .56	$ .57
Basic - pro forma	$ .17	$ .18	$ .51	$ .53

Diluted - as reported	$ .19	$ .19	$ .55	$ .56
Diluted - pro forma	$ .17	$ .18	$ .50	$ .52

3.        NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2003 and 2002, other stock options totaling 4.1 million and 3.0 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the nine-month periods ended September 30, 2003 and 2002, other stock options totaling 4.2 million and 3.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

4.         DIVIDENDS PER SHARE

In July 2003, the board of directors declared a quarterly cash dividend of $0.07 per share for all classes of common stock. This quarterly cash dividend of $5.6 million was paid on September 24, 2003, to stockholders of record on September 5, 2003. Quarterly cash dividends for the nine-month period ended September 30, 2003 totaled $16.9 million.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.         DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives as either assets or liabilities, with the instruments measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation.

The Company’s Subsidiaries enter into significant transactions with each other and third parties that may not be denominated in the respective Subsidiaries’ functional currencies. The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency exchange contracts and through certain intercompany loans of foreign currency. The Company does not use such derivative financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company’s operating results. Gains and losses on certain intercompany loans of foreign currency are recorded as other income and expense in the consolidated statements of income.

At September 30, 2003 and December 31, 2002, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $78.0 million and $124.6 million, respectively, to hedge foreign currency intercompany transactions. All such contracts were denominated in Japanese yen. The net impact on foreign currency cash flow hedges recorded in pre-tax earnings were losses of $0.9 million and $3.7 million for the three- and nine-month periods ended September 30, 2003, respectively, and were gains of $0.8 million and $4.6 million for the three- and nine-month periods ended September 30, 2002, respectively. Those contracts held at September 30, 2003 have maturities through September 2004 and accordingly, all unrealized gains on foreign currency cash flow hedges included in other comprehensive income at September 30, 2003 will be recognized in current earnings over the next twelve-month period.

6.         REPURCHASE OF COMMON STOCK

During the three-month periods ended September 30, 2003 and 2002, the Company repurchased approximately 17,000 and 150,000 shares of Class A common stock for approximately $0.2 million and $1.7 million, respectively. During the nine-month periods ended September 30, 2003 and 2002, the Company repurchased approximately 811,000 and 752,000 shares of Class A common stock for approximately $8.4 million and $8.7 million, respectively.

7.         COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2003 and 2002, were as follows (in thousands):

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

	Three Months Ended Sept. 30, 2003	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002
Net income	$ 15,135	$ 15,945	$ 44,742	$ 46,871

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,129)	(1,225)	(1,975)	(8,799)
Net unrealized gains (losses) on
foreign currency cash flow hedges	(3,373)	1,586	(1,796)	(4,347)
Net (gains) losses reclassified into current earnings	621	(506)	2,231	(2,861)

Comprehensive income	$ 9,254	$ 15,800	$ 43,202	$ 30,864

8.         SEGMENT INFORMATION

The Company operates in a single reportable operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market except for our operations in Mainland China. In Mainland China, we utilize an employed sales force to sell our products through fixed retail locations. The Company’s largest expense (selling expenses) is the commissions and Mainland China sales employee expenses paid on product sales. The Company manages its business primarily by managing its global sales force. However, the Company does recognize revenue in five geographic regions: North Asia, North America, Greater China, South Asia/Pacific and Other Markets. Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended Sept. 30, 2003	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002
Region:
North Asia	$ 158,833	$ 154,383	$ 446,164	$ 439,870
North America	29,141	40,536	92,105	110,109
Greater China	34,783	27,473	91,857	75,761
South Asia/Pacific	19,207	23,772	55,137	67,592
Other Markets	8,221	6,700	25,274	20,535

Totals	$ 250,185	$ 252,864	$ 710,537	$ 713,867

Additional information as to the Company’s operations in different geographical areas is set forth below (in thousands):

Revenue Revenue from the Company’s operations in Japan totaled $143,627 and $138,201 for the three-month periods ended September 30, 2003 and 2002, respectively, and totaled

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

$403,024 and $391,838 for the nine-month periods ended September 30, 2003 and 2002, respectively. Revenue from the Company’s operations in the United States totaled $26,774 and $38,156 for the three-month periods ended September 30, 2003 and 2002, respectively, and totaled $85,018 and $103,860 for the nine-month periods ended September 30, 2003 and 2002, respectively.

Long-lived assets
Long-lived assets in Japan were $18,997 and $20,210 as of September 30, 2003 and December 31, 2002, respectively. Long-lived assets in the United States were $277,832 and $276,030 as of September 30, 2003 and December 31, 2002, respectively.

9.         NEW PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This accounting standard will become effective beginning with the first quarter of 2004. The Company is currently evaluating this standard, however, it does not believe it will have a significant effect on its financial statements.

10.         DEFERRED COMPENSATION

The deferred compensation at September 30, 2003 represents a restricted stock award of 250,000 shares of the Company’s Class A common stock granted to the Company’s newly appointed Chief Executive Officer and President in 2003, which vests over four years.

11.         RESTRUCTURING AND OTHER CHARGES

During the third quarter of 2003, the Company recorded restructuring and other charges of $5.6 million, of which $5.1 million of expenses resulted from an early retirement program and other employee separation charges. As a result, the Company’s overall headcount was reduced by approximately 130 employees, the majority of which were related to the elimination of positions at the Company’s U.S. headquarters. These restructuring expenses consisted primarily of severance and other compensation charges. In connection with these restructuring charges, the Company also completed the divestiture of its professional employer organization resulting in a charge of approximately $0.5 million. Revenue from the professional employer organization totaled $1.2 million and $9.1 million for the three- and nine-month periods ended September 30, 2003 and totaled $5.1 million and $17.1 million for the same periods in 2002, respectively.

The components of restructuring and other charges are summarized as follows (in thousands):

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

	Total Incurred During the Third Quarter 2003	Accrued as of September 30, 2003
Severance and other compensation	$ 5,067	$ 1,648
Other	525	200

	$ 5,592	$ 1,848

This amount accrued as of September 30, 2003 is included within accrued liabilities, the majority of which is expected to be paid by March 31, 2004.

12.         SUBSEQUENT EVENTS

Cash Dividend

In October 2003, the board of directors declared a quarterly cash dividend of $0.07 per share for all classes of common stock to be paid in December 2003.

Stock Repurchase

In October 2003, the Company repurchased approximately 10.8 million shares of common stock for approximately $140.0 million from certain members of the Company’s original shareholder group. These shareholders also sold approximately 6.2 million additional shares of common stock to third-party investors. In addition, the Company negotiated the conversion, on a one-to-one basis, of all shares of super-voting Class B common stock into the publicly traded shares of Class A common stock. Further, as part of this transaction, the Company will have the right for a period of two years to purchase additional shares from the selling shareholders up to 30% of the total number of shares sold to the Company and third-party investors at a similar discount to market as per this transaction, which was approximately 6.0%.

The Company financed its portion of the transaction with $45.0 million from existing cash balances, approximately $20.0 million from the Company’s existing revolving credit facility and $75.0 million in new long-term debt. The new long-term debt is part of a $125.0 million multi-currency private uncommitted shelf facility with Prudential Investment Management, Inc. entered into in August 2003. There were no outstanding balances relating to this shelf facility as of September 30, 2003. This long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and will be amortized in two tranches over five to seven years.

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

Results of Operations

         Revenue

                 Overview.        Revenue decreased 1.1% and 0.5% to $250.2 million and $710.5 million for the three- and nine-month periods ended September 30, 2003, from $252.9 million and $713.9 million for the same periods in 2002. Excluding the impact of changes in foreign currency exchange rates, we experienced a revenue decline of 1.9% and 3.9% for the three- and nine-month periods ended September 30, 2003, compared to the same periods in the prior year, respectively. During the first part of the third quarter, we sold our professional employer organization in the United States and transitioned away from certain low-margin Big Planet products, as part of our continued efforts to eliminate low-margin products. Although these actions negatively impacted year-over-year revenue comparisons by $5.4 million, we believe that they will have a positive impact on gross and operating margins going forward.

                 Revenue was positively impacted by year-over-year growth in the third quarter in Japan after two consecutive quarters of year-over-year declines, significant revenue growth from our operations in Mainland China and favorable foreign currency exchange rates. In addition, strength in our U.S. nutrition business also positively impacted 2003 results. These improvements were largely offset by declines in revenue in South Korea, Singapore and Malaysia, and in Japan for the nine-month period ended September 30, 2003. These year-over-year declines were related in part to the shift of attention of distributor leaders away from their home markets during the first quarter of 2003 to focus on Mainland China, the positive impact on revenue results in 2002 from distributor enthusiasm surrounding our planned expansion of operations in Mainland China, and geo-political conflicts and weak economic conditions.

                 North Asia. Revenue in North Asia, consisting of Japan and South Korea, increased 2.8% and 1.4% to $158.8 million and $446.2 million for the three- and nine-month periods ended September 30, 2003, from $154.4 million and $439.9 million for the same periods in 2002. Excluding the impact of changes in foreign currency exchange rates, revenue in North Asia increased 1.2% for the three months ended September 30, 2003, compared to the same period in 2002 and decreased 4.5% for the nine-month period ended September 30, 2003, compared to the same period in 2002. In Japan, revenue increased 3.9% and 2.9% to $143.6 million and $403.0 million for the three- and nine-month periods ended September 30, 2003, from $138.2 million and $391.8 million for the same periods in 2002. In local currency, revenue in Japan increased 2.2% for the three months ended September 30, 2003 compared to the same period in 2002 and decreased 3.3% for the nine-month period ended September 30, 2003 compared to the same period in 2002. Local currency revenue in Japan during the third quarter of 2003 was positively impacted by the introduction of new products earlier in 2003, including ReishiMax GLP™, which promotes a healthy immune system, and TruFace™ Essence, an advanced skin-firming product, as well as distributor incentives implemented to promote executive development. Revenue in Japan for the nine-month period in 2003 was negatively impacted by the factors noted in “Revenue – Overview” above.

                 In South Korea, revenue decreased 6.2% and 10.2% to $15.2 million and $43.1 million for the three- and nine-month periods ended September 30, 2003, from $16.2 million and $48.0 million for the same periods in 2002. In local currency, revenue in South Korea decreased 7.4% and 14.3% for the three- and nine-month periods ended September 30, 2003 compared to the same periods in 2002. The decrease in South Korea was primarily a result of the factors discussed in “Revenue – Overview” above, as well as regulatory changes requiring a modification to our sales incentive plan earlier in 2003. The decrease in revenue of 7.4% during the third quarter of 2003 is an improvement from the 21.0% decrease reported in the previous quarter of 2003.

                North America. Revenue in North America, consisting of the United States and Canada, decreased 28.1% and 16.3% to $29.1 million and $92.1 million for the three- and nine-month periods ended September 30, 2003, from $40.5 million and $110.1 million for the same periods in 2002. Revenue in the United States declined 29.8% and 18.2% to $26.8 million and $85.0 million for the three- and nine-month periods ended September 30, 2003, from $38.2 million and $103.9 million for the same periods in 2002. The decline in revenue in the United States is principally a result of significant declines in Big Planet revenue of $6.6 million and $15.0 million for the three- and nine-month periods ended September 2003. These declines are due primarily to the sale of our professional employer organization and the restructuring of Big Planet telecommunication products both of which transitions are part of our continued efforts to eliminate or modify low-margin products. In addition, the year-over-year comparison is negatively affected by the inclusion of $6.0 million of sales to foreign distributors during the third quarter of 2002 at the global distributor convention held in the United States.

                 Increasing distributor activity tied to the Pharmanex BioPhotonic Scanner program, the introduction of new weight-management products and implementation of distributor leadership incentives, however, resulted in 21.0% growth in our Pharmanex revenue, with Nu Skin revenue growth of approximately 3.0% during the third quarter of 2003, compared to the same period in 2002, excluding sales to foreign distributors at the 2002 global convention held in the United States. Moreover, we experienced an 8.0% year-over-year increase in our executive distributors in the United States and a 17.8% increase in automatic delivery orders compared to the prior-year period. The FDA has not responded yet to our request to classify the scanner as a non-medical device. In the event the FDA concludes that the scanner requires medical device clearance, which could delay or inhibit our ability to market the scanner, we currently intend to contest any such conclusion.

                 In Canada, revenue remained level at $2.4 million for the three-month periods ended September 30, 2003 and 2002, respectively, and increased 14.5% to $7.1 million for the nine-month period ended September 30, 2003, from $6.2 million for the same period in 2002. In local currency, revenue in Canada decreased 12.3% for the three-month period ended September 30, 2003, compared to the same period in the prior year and increased 6.9% for the nine-month period ended September 30, 2003, compared to the same period in the prior year. Revenue in Canada during the third quarter of 2002 had been positively impacted by distributor enthusiasm surrounding our announcement of plans to expand retail operations in Mainland China.

                 Greater China. Revenue in Greater China, consisting of Mainland China, Hong Kong and Taiwan, increased 26.5% and 21.2% to $34.8 million and $91.9 million for the three- and nine-month periods ended September 30, 2003, from $27.5 million and $75.8 million for the same periods in 2002, primarily as a result of the expansion of operations in Mainland China. Revenue in Mainland China was $10.8 million and $20.5 million for the three- and nine-month periods ended September 30, 2003, following our expansion of retail operations and the introduction of Nu Skin branded products in Mainland China in January 2003. On a sequential basis, revenue in Mainland China increased 84.8%. This growth is attributed to an increased number of preferred customers and employed sales representatives in Mainland China. As our business expands in Mainland China, we continue to experience government scrutiny due to our international reputation as a direct selling company. Although we conduct retail operations and not direct selling operations in Mainland China, we expect the government scrutiny to continue throughout 2004 when new direct selling laws and regulations are anticipated. For a more detailed discussion of the risks and challenges we face in Mainland China, please refer to "Notes Regarding Forward-Looking Statements" below. We anticipate opening stores in four major new cities during the fourth quarter of 2003.

                 The increase in revenue in Mainland China was somewhat offset by a decline in revenue in Taiwan. Revenue in Taiwan decreased 13.9% and 5.6% to $17.9 million and $54.2 million for the three- and nine-month periods ended September 30, 2003, from $20.8 million and $57.4 million for the same periods in 2002. In local currency, revenue in Taiwan decreased 13.2% and 5.6% for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002. Revenue in Hong Kong remained level at $6.2 million for the three-month periods ended September 30, 2003 and 2002 and nearly level at $17.1 million and $16.9 million for the nine-month periods ended September 30, 2003 and 2002, respectively. We believe that the SARS epidemic negatively impacted revenue in Taiwan and Hong Kong earlier in 2003. In addition, revenue in Taiwan and Hong Kong during the second, third and fourth quarters of 2002 was positively impacted by distributor enthusiasm surrounding our planned expansion of operations in Mainland China in 2003.

                South Asia/Pacific. Revenue in South Asia/Pacific, consisting of Thailand, the Philippines, Australia/New Zealand, Singapore and Malaysia, decreased 19.3% and 18.5% to $19.2 million and $55.1 million for the three- and nine-month periods ended September 30, 2003, from $23.8 million and $67.6 million for the same periods in 2002. Excluding the impact of changes in foreign currency exchange rates, revenue in South Asia/Pacific decreased 22.0% and 21.4% for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002. The decrease in revenue in this region was due primarily to the combined decrease in Singapore and Malaysia of 44.8% and 44.1% to $9.1 million and $27.4 million for the three- and nine-month periods ended September 30, 2003, from $16.5 million and $49.0 million for the same periods in 2002. Both Singapore and Malaysia were opened in the last two years. We often experience a revenue contraction after an initial period of rapid revenue growth following the opening of the market. This revenue contraction occurred later than usual in Singapore and Malaysia and was more pronounced than anticipated. We believe that this was due in part to distributor enthusiasm related to the planned opening of expanded operations in Mainland China in January 2003, which drove revenue growth throughout 2002, and the negative impact on revenue of some distributors in these markets promoting unhealthy business practices. This decrease was somewhat offset by an increase in revenue in both

Thailand and combined Australia/New Zealand. Revenue in Thailand increased 66.7% and 78.4% to $6.0 million and $15.7 million for the three- and nine-month periods ended September 30, 2003, from $3.6 million and $8.8 million for the same periods in 2002. Combined revenue in Australia/New Zealand increased 17.2% and 29.9% to $3.4 million and $10.0 million for the three- and nine- month periods ended September 30, 2003, from $2.9 million and $7.7 million for the same periods in 2002.

                 Other Markets. Revenue in Other Markets, which includes our European and Latin American operations, increased 22.4% and 23.4% to $8.2 million and $25.3 million for the three- and nine-month periods ended September 30, 2003, from $6.7 million and $20.5 million for the same periods in 2002. This increase was primarily due to a 24.0% and 26.5% increase in revenue in Europe including the favorable impact of currency fluctuations in Europe for the three- and nine-month periods ended September 30, 2003, compared to the same prior-year periods.

        Gross profit

                 Gross profit as a percentage of revenue increased to 82.5% and 81.6% for the three- and nine-month periods ended September 30, 2003, from 80.3% and 80.1% for the same periods in 2002. Our gross profit was positively impacted by the divestiture of our professional employment organization and the decline in low-margin revenue from Big Planet as well as the positive impact of fluctuations in foreign currency in 2003 compared to the same prior-year periods. We purchase a significant majority of our goods in U.S. dollars and recognize revenue in local currencies. Consequently, we are subject to exchange rate risks in our gross margins.

        Selling expenses

                 Selling expenses (previously referred to as distributor incentives), as a percentage of revenue, increased to 42.0% and 40.9% for the three- and nine-month periods ended September 30, 2003, from 40.3% and 39.4% for the same periods in 2002. In U.S. dollars, selling incentives increased to $105.0 million and $290.6 million for the three- and nine-month periods ended September 30, 2003, from $101.9 million and $281.3 million for the same periods in 2002. The increase in selling expenses was due to the increase of sales employee labor and commission expenses in Mainland China. In addition, selling expenses as a percent of revenue increased due to the divestiture of our professional employment organization, which paid no commissions, and by the introduction of leadership incentives in Japan and the United States. The reason for the change in title from distributor incentives to selling expenses is because the sales representatives in Mainland China are employees, as opposed to independent distributors.

         General and administrative expenses

                 General and administrative expenses (previously referred to as selling, general and administrative expenses), as a percentage of revenue, decreased to 28.5% for the three-month period ended September 30, 2003 from 29.8% for the same period in 2002. In U.S. dollars, general and administrative expenses decreased to $71.4 million for the three-month period ended September 30, 2003, from $75.3 million for the same period in 2002. This decrease was due to the additional $5.0 million in expenses for our global distributor convention held in the United States in the third quarter of 2002 and was somewhat offset by the reduction in labor expenses resulting from our restructuring that occurred in the third quarter of 2003.

                 General and administrative expenses as a percentage of revenue remained nearly constant at 30.1% for the nine-month period ended September 30, 2003, compared to 29.9% for the same period in 2002. In U.S. dollars, general and administrative expenses also remained nearly constant at $213.9 million for the nine-month period ended September 30, 2003 compared to $213.3 million for the same period in 2002. The 2002 global distributor convention expenses of $5.0 million were nearly offset by the first quarter 2003 expenses for the distributor convention held in Japan, which were approximately $4.0 million.

         Restructuring and other charges

                 Restructuring and other charges of $5.6 million recorded in the third quarter of 2003 include $5.1 million of expenses resulting from an early retirement program and other employee separation charges. As a result of these employee terminations, our overall headcount was reduced by approximately 130 employees, the majority of which were employees at our U.S. headquarters. These restructuring expenses consisted primarily of severance and other compensation charges. The savings associated with these reductions in force are expected to be refocused on revenue growth initiatives throughout the company. In connection with these restructuring charges, we also completed the divestiture of our professional employer organization operated through Big Planet resulting in a charge of approximately $0.5 million.

         Other income (expense), net

                 Other income (expense), net increased approximately $0.2 million and $3.6 million for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002. Changes in other income (expense), net are primarily impacted by foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes, as well as interest income and interest expense.

         Provision for income taxes

                 Provision for income taxes decreased to $8.9 million and $26.3 million for the three- and nine-month periods ended September 30, 2003, compared to $9.4 million and $27.5 million for the same periods in 2002. The effective tax rate remained at 37.0% of pre-tax income for 2003 and 2002.

         Net income

                 Net income decreased to $15.1 million and $44.7 million for the three- and nine-month periods ended September 30, 2003, compared to $15.9 million and $46.9 million for the same periods in 2002. Net income decreased primarily because of the factors noted above in “revenue” “selling expenses” and “restructuring and other charges” and was somewhat offset by the factors noted in “gross profit”, “general and administrative” and “other income (expense), net” above.

Liquidity and Capital Resources

         Historically, our principal needs for funds have been for operating expenses including selling incentives, working capital (principally inventory purchases), capital expenditures and the development of operations in new markets. We have generally relied on cash flow from operations to meet our cash needs and business objectives without incurring long-term debt to fund operating activities.

         We typically generate positive cash flow from operations due to favorable gross margins, the variable nature of selling expenses, which constitute a significant percentage of operating expenses, and minimal capital requirements. We generated $62.4 million in cash from operations during the nine-month period ended September 30, 2003, compared to $67.7 million during the nine-month period ended September 30, 2002. The $5.3 million decrease in cash generated from operations during the nine-month period ended September 30, 2003 is largely related to the timing of payments of a higher amount of accrued expenses, including income taxes and commissions to distributors, during the nine-month period ended September 30, 2003, compared to the same prior-year period. These accrued expenses were substantially higher at December 31, 2002 than the amounts accrued at December 31, 2001, because revenue and profitability were significantly higher in 2002 compared to 2001.

         As of September 30, 2003, working capital was $209.1 million compared to $180.6 million as of December 31, 2002. Cash and cash equivalents at September 30, 2003 and December 31, 2002, were $144.4 million and $120.3 million, respectively. The increase in cash balances in 2003 was primarily due to our continued ability to generate cash from operations. Working capital increased due to certain fluctuations of deferred tax assets and liabilities as well as the increase in cash balances.

         Capital expenditures, primarily for equipment, including the BioPhotonic Scanner, computer systems and software, office furniture and leasehold improvements, were $13.2 million for the nine-month period ended September 30, 2003. In addition, we anticipate capital expenditures during the remainder of 2003 of approximately $5 million to $10 million to further enhance our infrastructure, including enhancements to computer systems and software, purchases of additional BioPhotonic Scanners, which we lease to our distributors, as well as further expansion of our retail stores, manufacturing and related infrastructure in Mainland China.

         Our long-term debt as of September 30, 2003 consisted of 9.7 billion Japanese yen-denominated ten-year senior notes issued to the Prudential Insurance Company of America. The notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning October 2004. As of September 30, 2003, the outstanding balance on the notes was 9.7 billion Japanese yen, or $87.1 million.

         We also maintain a $30.0 million revolving credit facility with Bank of America, N.A. and Bank One, N.A. for which Bank of America, N.A. acted as agent. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of our outstanding shares of Class A common stock. The revolving credit facility is set to expire on May 10, 2004. In August 2003, we also entered into a $125.0 million multi-currency private uncommitted shelf facility with the Prudential Investment Management, Inc. There were no outstanding balances relating to the revolving credit facility or this shelf facility as of September 30, 2003. However, subsequent to September 30, 2003, we utilized a portion of this shelf facility and a portion of the revolving credit facility in a transaction involving the repurchase of our shares of common stock. See “Subsequent Events” below. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material Subsidiaries and by a pledge of 65% of the outstanding stock of Nu Skin Japan Company Limited, our operating subsidiary in Japan.

         Since August 1998, our board of directors has authorized us to repurchase up to $90.0 million of our outstanding shares of Class A common stock. The repurchases are used primarily to fund our equity incentive plans. During the three- and nine-month periods ended September 30, 2003, we repurchased approximately 17,000 shares and 811,000 shares of Class A common stock for an aggregate amount of approximately $0.2 million and $8.4 million. As of September 30, 2003, we had repurchased a total of approximately 8.7 million shares of Class A common stock for an aggregate price of approximately $81.6 million.

         In July 2003, our board of directors declared a quarterly cash dividend of $0.07 per share for all classes of common stock. This quarterly cash dividend of $5.6 million was paid on September 24, 2003, to stockholders of record on September 5, 2003. The board of directors also recently declared a quarterly cash dividend of $0.07 per share for all classes of common stock to be paid in December 2003. We anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

         We believe we have sufficient liquidity to be able to meet our obligations on both a short-and long-term basis. We currently believe that existing cash balances together with future cash flows from operations will be adequate to fund the cash needs relating to the implementation of our strategic plans. The majority of our expenses are variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. However, in the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and a reduction in the level of stock repurchases or dividend payments.

Subsequent Events

        In October 2003, we repurchased approximately 10.8 million shares of common stock for approximately $140.0 million from certain members of our original shareholder group. These shareholders also sold approximately 6.2 million additional shares of common stock to third-party investors. The transaction also included the agreement to convert all shares of outstanding super-voting Class B common stock to Class A common stock. We financed the repurchase with $45.0 million from existing cash balances, approximately $20.0 million from our revolving credit facility and $75.0 million in new long-term debt under the $125.0 million shelf facility noted above. The long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and will be amortized in two tranches over five and seven years. The terms and conditions of the repurchase were approved by a special committee of our board of directors comprised solely of independent directors. The special committee engaged its own financial and legal advisors in connection with the repurchase transaction.

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

        Revenue. We recognize revenue when products are shipped, which is when title passes to our independent distributors. We offer a return policy whereby distributors can generally return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5.0% of gross sales. A reserve for product returns is accrued based on historical experience. In the event that certain expenses, including our selling expenses, were deemed to be reductions of revenue (under the provisions of EITF 01-09) rather than operating expenses, our reported revenue would be reduced as would our operating expenses. However, since our global compensation plan for our distributors does not provide rebates or selling discounts to distributors who purchase our products and services, we believe our current classification is correct and that no adjustment to reported revenue and operating expenses is necessary.

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between us and our foreign affiliates. Deferred tax assets and liabilities are created in this process. As of September 30, 2003, we had net deferred tax assets of $60.3 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination was made.

        Intangible Assets. As of September 30, 2003, we had approximately $157.9 million of unamortized goodwill and other indefinite-life intangible assets. Under the provisions of SFAS No. 142, we are required to test these assets for impairment at least annually. The annual impairment tests have been completed for the year ended December 31, 2002 and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

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

	As of September 30, 2003		As of September 30, 2002
	Active	Executive	Active	Executive
Region:
North Asia	311,000	16,852	315,000	17,388
North America	70,000	2,657	72,000	2,461
Greater China*	131,000	4,508	73,000	2,959
South Asia/Pacific	69,000	2,060	72,000	2,826
Other Markets	29,000	999	26,000	963

Totals	610,000	27,076	558,000	26,597

*	Following the opening of 100 retail stores in Mainland China in 2003, active distributors includes 62,000 preferred customers and executive distributors includes 1,832 employed, full-time sales representatives in Mainland China.

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

         Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of September 30, 2003, we had $78.0 million of these contracts with expiration dates through September 2004. All of these contracts were denominated in Japanese yen. For the three- and nine-month periods ended September 30, 2003, we recorded losses of $0.9 million and $3.7 million in operating income related to the fair market valuation on our outstanding forward contracts. Based on our foreign exchange contracts at September 30, 2003, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

         With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that strategic initiatives related to the divestiture of our professional employer organization and the transition from low-margin Big Planet products will have a positive impact on gross and operating margins going forward;

•	our anticipation that we will be opening stores in new cities in Mainland China during the fourth quarter of 2003;

•	our intention to contest any conclusion by the FDA that the Pharmanex BioPhotonic Scanner must be cleared as a medical device;

•	our belief that we have sufficient liquidity to meet our obligations on both a short-and long-term basis and that existing cash balances together with future cash flows from operations will be adequate to fund our strategic plans;

•	our plans to reinvest savings associated with recent reductions in force on revenue-growing initiatives throughout the Company;

•	the expectation that we will spend $5 million to $10 million for capital expenditures during the remainder of 2003; and

•	the anticipation that our board of directors will continue to declare cash dividends and that our cash flows from operations will be sufficient to pay future dividends.

        In addition, when used in this report, the words or phrases, “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe,” and similar expressions are intended to help identify forward-looking statements.

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties incorporated by reference into Item 5 of this report, which contains a more detailed discussion of the risks and uncertainties related to our business. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)

Our expansion of operations in Mainland China is subject to risks and uncertainties. We have been subject to significant regulatory scrutiny and have experienced challenges including interruption of sales activities at certain stores. Because of restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. We have at times received guidance from local regulators on conducting our operations including limiting the size of our training meetings, controlling the activities of our sales employees, controlling the distribution of product outside of our stores, keeping the number of sales employees at reasonable levels and limiting the involvement of our overseas distributors. While we continuously update our operating model to address these concerns, we believe we could experience similar challenges in the future as we expand operations in Mainland China and continue to work with regulators to help them understand our business model. Our operations in Mainland China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, actions by overseas distributors or local sales employees in violation of local laws could harm our efforts.

(b)

The Pharmanex BioPhotonic Scanner is still in the final development stages of a large scale production model. As with any new technology, we have experienced delays and technical and production cost issues in developing a final large scale production model. In addition, the FDA has questioned its status as a non-medical device, and we are facing similar uncertainties and regulatory issues in other markets, including Japan, with respect to the status of the scanner as a non-medical device, which could delay or negatively impact our plans for the scanner in these markets. If the full launch or use of this tool is delayed or otherwise inhibited by production or development issues, or if the FDA or other domestic or foreign government agency takes formal action to prevent us from distributing the scanner as a non-medical device, this could delay our distribution of the scanner and harm our business.

(c)

Because a substantial majority of our sales are generated from the Asian regions, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	weakening of foreign currencies, particularly the Japanese yen;

•	political unrest or uncertainty;

•	failure of planned initiatives to generate continued interest and enthusiasm among distributors in these markets or to attract new distributors; or

•	any problems with our expansion of operations in Mainland China into new cities, increasing product offerings and attracting additional sales representatives.

(d)

The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact based and subject to interpretation. Recent negative publicity concerning stimulant-based supplements has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any changes in regulations applicable to our business, our revenue and profitability may be harmed.

(e)

There is uncertainty whether the SARS epidemic could return this winter, particularly in those Asian markets most affected by the epidemic earlier in 2003. It is difficult to predict the impact, if any, of a recurrence of SARS on our business. Although such an event could generate increased sales of health/immune supplements and personal care products, our direct selling and retail activities and results of operations could be harmed if the fear of SARS causes people to avoid public places and interaction with one another.

(f)

Many countries have banned the importation of products that contain bovine materials sourced from locations where Bovine Spongiform Encephalopathy (BSE), commonly referred to as “mad cow disease”, has been identified. We currently source all of our bovine materials, used primarily in the gel capsules of our nutritional supplements, from BSE-free countries. However, if BSE spreads to additional countries where we currently source our bovine materials, this could negatively impact our ability to import products into our markets until we change sources or ingredients.

(g)

Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated Subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

         None.

ITEM 2.	CHANGES IN SECURITIES

         On July 25, 2003, we issued 250,825 shares of its Class A common stock to the CEO, M. Truman Hunt, pursuant to the exercise of a stock option by Mr. Hunt at an exercise price of $1.87 per share. The shares were issued in reliance on the exemption from registration under Rule 701 of the Securities Act of 1933, as amended. The Rule 701 exemption was available for this issuance because the underlying stock option was granted to Mr. Hunt pursuant to a written compensatory benefit plan at a time when we were not subject to the reporting requirements of section 13 of 15(d) of the Securities Exchange Act of 1934.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.	OTHER INFORMATION

         Exhibit 99.1 contains updated risk factors related to our business and is incorporated herein by reference.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Regulation S-K Number	Description

	10.1	Amended and Restated Registration Rights Agreement, dated as of September 18, 2003, by and among Nu Skin Enterprises, Inc., Sandra N. Tillotson, The Sandra N. Tillotson Family Trust and the Purchasers signatory thereto (incorporated by reference to Exhibit No. 4.7 to the Company's Registration Statement on Form S-3 filed October 20, 2003).

	10.2	Private Shelf Agreement, dated as of August 26, 2003, between Nu Skin Enterprises, Inc. and Prudential Investment Management, Inc.

	10.3	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions.

	10.4	Stock Acquisition Agreement, dated as of August 1, 2003, by and among Nu Skin Enterprises, Inc., Orrin T. Colby, III and Cygnus Resources, Inc.

	10.5	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International, Inc. and Aspen Country, LLC.

	10.6	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International, Inc. and Scrub Oak, LLC.

	10.7	Nu Skin Enterprises, Inc. Executive Incentive Plan, last updated July 1, 2003.

	31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Risk factors.

(b)	The Company filed a Current Report on Form 8-K on July 29, 2003, wherein the Company furnished its earnings release for the second quarter of 2003 under Item 12, “Results of Operations and Financial Condition.”

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2003

NU SKIN ENTERPRISES, INC. By: /s/ Ritch N. Wood Ritch N. Wood Its: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amended and Restated Registration Rights Agreement, dated as of September 18, 2003, by and among Nu Skin Enterprises, Inc., Sandra N. Tillotson, The Sandra N. Tillotson Family Trust and the Purchasers signatory thereto (incorporated by reference to Exhibit No. 4.7 to the Company's Registration Statement on Form S-3 filed October 20, 2003).

10.2	Private Shelf Agreement, dated as of August 26, 2003, between Nu Skin Enterprises, Inc. and Prudential Investment Management, Inc.

10.3	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions.

10.4	Stock Acquisition Agreement, dated as of August 1, 2003, by and among Nu Skin Enterprises, Inc., Orrin T. Colby, III and Cygnus Resources, Inc.

10.5	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International, Inc. and Aspen Country, LLC.

10.6	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International, Inc. and Scrub Oak, LLC.

10.7	Nu Skin Enterprises, Inc. Executive Incentive Plan, last updated July 1, 2003.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk factors.