Form 10-K
period 2003-12-31
NU SKIN ENTERPRISES INC
filed 2004-03-15
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number: 001-12421

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)		87-0565309 (IRS Employer Identification No.)

75 West Center Street Provo, UT 84601 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (801) 345-6100

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A common stock, $.001 par value	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:      None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No   ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒     No   ☐

        Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2003, the aggregate market value of the voting stock (Class A and Class B common stock) held by non-affiliates of the Registrant was approximately $451 million. For purposes of this calculation, voting stock held by executive officers, directors, and stockholders holding more than 10% of the voting stock has been excluded.

        As of February 27, 2004, 71,149,539 shares of the Registrant’s Class A common stock, $.001 par value per share, and 6,466 shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

PART 1	-1-
ITEM 1	BUSINESS	-1-
Our Product Divisions	-2-
Nu Skin	-2-
Pharmanex	-4-
Big Planet	-6-
Sourcing and Production	-8-
Research and Development	-10-
Geographic Sales Region	-11-
Distribution	-13-
Competition	-18-
Intellectual Property	-18-
Government Regulations	-18-
Employees	-22-
Available Information	-22-
Risk Factors	-23-
ITEM 2	PROPERTIES	-36-
ITEM 3	LEGAL PROCEEDINGS	-37-
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	-37-

PART II	-37-
ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	-37-
ITEM 6	SELECTED FINANCIAL DATA	-39-
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	-40-
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	-59-
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-60-
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	-85-

ITEM 9A	CONTROLS AND PROCEDURES	-85-

PART III	-85-

PART IV	-85-
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	-85-

SIGNATURES

i

FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES AND OTHER FINANCIAL RESULTS, NEW PRODUCTS, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO OUR BUSINESS, SEE “ITEM 1. BUSINESS – RISK FACTORS” BEGINNING ON PAGE 23.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars. Nu Skin, Pharmanex, “6S Quality Process” and Big Planet are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.       BUSINESS

        Nu Skin Enterprises is a leading, global direct selling company. We develop and distribute premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. We also market technology products and services and a line of home care products under the Big Planet brand. We are one of the largest direct selling companies in the world with 2003 revenue of $986 million and a global network of approximately 678,000 active independent distributors. Approximately 29,000 of our active distributors have achieved executive distributor status. Our executive distributors play an important leadership role in our distribution network and are critical to the growth and profitability of our business. We currently operate in more than 30 countries throughout Asia, the Americas and Europe, and we recognize approximately 89% of our revenue in markets outside the United States, with our Japanese operations accounting for approximately 57% of our revenue. Because of the size of our foreign operations, our operating results can be negatively impacted by such factors as weakening of foreign currencies, regulatory issues and poor economic or political conditions in those markets.

        We develop and market branded consumer products that we believe are well-suited for direct selling. Our distributors market and sell our products by educating consumers about the benefits and distinguishing characteristics of our products and by providing personalized customer service. Through dedicated research and development, we continually develop and introduce new products and enhance our existing line of products to provide our distributors with a differentiated product portfolio. We are able to attract and motivate high-caliber independent distributors because of our focus on developing innovative products, our attractive global compensation system and our advanced technological distributor support. The direct selling and nutritional supplement industries, however, are subject to extensive governmental regulations throughout the world, which impose some restrictions on our business and create the risk that we could be fined or have our operations suspended if we fail to comply with these regulations.

Our Product Divisions

        We have three product divisions: Nu Skin, which offers personal care products; Pharmanex, which offers nutritional products; and Big Planet, which offers high-technology products and services.

        Presented below are the U.S. dollar amounts and percentages of revenue from the sale of Nu Skin, Pharmanex and Big Planet products and services for each of the years ended December 31, 2001, 2002, and 2003. This table should be read together with the information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the costs associated with generating the aggregate revenue presented:

Revenue by Product Category (in millions)(1)
	Year Ended December 31, 2001		Year Ended December 31, 2002		Year Ended December 31, 2003
Product Category	$	%	$	%	$	%

Nu Skin	423.7	47.8	470.6	48.8	476.2	48.3

Pharmanex	396.3	44.8	439.0	45.5	472.1	47.8

Big Planet	65.6	7.4	54.5	5.7	38.2	3.9

Total	885.6	100.0	964.1	100.0	986.5	100.0

(1)	In 2003, over 89% of our sales were transacted in foreign currencies that are converted to U.S. dollars for financial reporting purposes at weighted average exchange rates. Foreign currency fluctuations positively impacted reported revenue by 4% in 2003 compared to 2002, and negatively impacted reported revenue by 1% in 2002 compared to 2001.

        Nu Skin.    Nu Skin is our original product line and offers over 100 premium-quality personal care products in the areas of daily skin care, advanced skin treatments, ethnobotanical personal care and other advanced products.

        Our strategy is to leverage our network marketing distribution model to establish Nu Skin as an innovative leader in the personal care market. We are committed to continuously improving and evolving our product formulations to incorporate innovative and proven ingredients while excluding those that we believe are detrimental to consumers. For example, we recently introduced Tru Face Essence, a facial firming serum that restores youthful contours to the face and neck area. Other examples include our Tru Face Revealing Gel, a daily treatment that refines skin appearance for a radiant complexion and Epoch Ava Puhi Moni Anti-Dandruff Shampoo, an “ethnobotanical” shampoo that combines ancient use of plants with modern day science. Our educated distributor force provides consumers with detailed information and instruction about our Nu Skin products and guidelines for using the products most effectively, thereby enabling us to bring more sophisticated ideas and technologies to market.

        Nu Skin offers products individually and in comprehensive product sets that include a variety of products in each product line. The following table summarizes the current Nu Skin product line by category. Revenue percentages in the table are for the year ended December 31, 2003:

Category	Description	Selected Products

Daily Skin Care 44% of Nu Skin division revenue	Our premier line of daily skin care products consists of face and body products including cleansers, toners, moisturizers, specialty products and body care. Nutricentials products fortified with topically applied nutrients uniquely position this line.	Night Supply Nourishing Cream Liquid Body Bar Enhancer Celltrex Ultra Perennial Intense Body Moisturizer

Advanced Skin Treatments 23% of Nu Skin division revenue	Our advanced skin treatments are designed to supplement the benefits of a daily skin care routine, featuring products with ingredients scientifically proven to provide visible results for specific skin care needs from anti-aging to acne.	Nu Skin 180° Anti-Aging Skin Therapy Tru Face Line Corrector Tru Face Essence Tru Face Revealing Gel Nu Skin Galvanic Spa System II Nu Skin Clear Action Acne Treatment System

Ethnobotanicals 7% of Nu Skin division revenue	Our Epoch line is distinguished by utilizing the traditions of indigenous culture. Each Epoch product is formulated with botanical ingredients derived from renewable resources found in nature. In addition, we contribute a percentage of our proceeds from Epoch sales to charitable causes.	Epoch Baby Glacial Marine Mud Ava Puhi Moni Shampoo Ice Dancer Leg Gel Fire Walker Foot Cream

Other-Advanced Products 26% of Nu Skin division revenue	Our personal care portfolio also includes daily use products such as hair care and color cosmetics.	DailyKind Mild Shampoo FreeFall Detangling Spray Nutriol Hair Fitness Prep Sunright Lip Balm Nu Colour Skin Beneficial Tinted Moisturizer

        Pharmanex.       We currently offer approximately 65 Pharmanex nutritional products. We are committed to providing our customers with high-quality, standardized and scientifically substantiated nutritional supplements. Pharmanex nutritional supplements include our flagship LifePak line of micronutrient and phytonutrient supplements, which we currently sell in all of our major markets. LifePak sales accounted for 20% of our total revenue and 43% of Pharmanex revenue in 2003. We also offer a line of targeted Pharmanex nutritional supplements, weight management products and other specialty products. We design Pharmanex nutritional products to promote healthy, active lifestyles and general well being when used in conjunction with proper diet and exercise.

        We believe that direct selling is a more effective method of marketing high-quality nutritional supplements than traditional retailing channels because our distributors are able to educate consumers about the benefits of our nutritional supplements and to differentiate the quality and benefits of our products from those offered by competitors. Our strategy is to further expand our nutritional supplement business by continuing to introduce new, innovative products based on extensive research and development. To further extend our research capability, we have completed the build-out of a research center in Shanghai, China. This approximately 12,000 square foot facility will house Pharmanex research scientists and is one of three research and development centers (Shanghai, Beijing, and Provo, Utah) in the Pharmanex division. Our product development efforts are focused in the area of anti-aging, weight management and other nutrition issues. We recently introduced ReishiMax GLP, which promotes a healthy immune system, TRA, a weight management system, and IgG Boost, a colostrum supplement utilizing patented technology we recently acquired. We have never included stimulants, such as ephedra or anabolic steroids (and precursors) in our products. Any ingredients that are proven to have any long-term addictive or harmful effects are not considered for product development, even if the short-term effects may be desirable.

        We are continuously looking for ways to help our distributors market our products more effectively. In 2003, we introduced a patented laser-based scanning tool that measures the level of carotenoids (a powerful antioxidant) in skin tissue. We believe we are the first nutrition company to make available a non-invasive tool that will measure the level of tissue antioxidant carotenoids after regular nutritional supplementation. We currently lease over 600 scanners to distributors in the United States, and anticipate making more of them available to other distributors during 2004 as we complete our development of a final production model. We lease the scanners to our distributors at a monthly lease rate ranging from $199 to $299 per month. We have placed scanners in our walk-in centers in Taiwan, Hong Kong and certain of our markets in Southeast Asia and Europe. We are currently evaluating the scanner for potential introduction in these and other international markets subject to favorable results of regulatory reviews and compliance with applicable regulations in foreign markets.

        Another marketing tool for our distributors that we are promoting is an automatic reordering program whereby customers can subscribe for automatic monthly delivery of products. This program is well-suited for Pharmanex products, particularly the LifePak daily supplement line, which come in one-month supply packages. We have found that our distributors are able to generate a higher rate of repeat customers through the use of this program.

        We have developed a “6S Quality Process” to standardize our nutritional supplements. We believe that this 6S Quality Process enhances our ability to provide consumers with safe, effective and consistent products. The 6S Quality Process generally involves the following steps:

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

        Pharmanex also sells a Vitameal dehydrated food product made with a blend of enriched rice and lentils. Vitameals are highly nutritious and designed to serve as an emergency food supply. Pharmanex also supplies Vitameal as part of a humanitarian relief effort designed to satisfy the nutritional needs of children at risk of starvation. We have implemented a program that provides a convenient way for distributors to donate Vitameal products they purchase from us to relief organizations for use in humanitarian relief. This initiative is maintained under the Nourish the Children trademark. In the past 18 months, we have provided over 7 million meals to starving children through this program.

        The following table summarizes the current Pharmanex product lines by category. Revenue percentages in the table are for the year ended December 31, 2003:

Category	Description	Selected Products

Micronutrient Supplements 43% of Pharmanex division revenue	Our LifePak family of daily supplements is designed to provide a beneficial mix of nutrients including vitamins, minerals and antioxidants.	LifePak LifePakWomen LifePakPrime LifePakTrim LifePakTeen

Targeted Nutritional Solutions 37% of Pharmanex division revenue	Our self-care dietary supplements contain consistent levels of botanical ingredients that are designed to provide consumers with targeted wellness benefits.	ReishiMax Cortitrol Cholestin CordyMaxCs-4 TeGreen97 BioGingko27/7 ImmuneFormula

Weight Management 11% of Pharmanex division revenue	Our TRA ephedra-free line of weight-management products was created to capitalize on the growing weight management category. TRA supplements are complementary to any diet program that is currently on the market.	TRA Overdrive FibreNet CraveEase

Other--Specialty Products 9% of Pharmanex division revenue	Our portfolio of other nutritional products includes healthy drinks and other specialty wellness products.	SplashC Appeal AloeDrink

          Big Planet. Big Planet offers innovative high technology products and services that appeal to mass markets often underserved by other companies because of the common complexities of high-tech products. We believe our Big Planet technology products help to attract a new, more technologically sophisticated demographic of distributors to our business. We believe that a significant number of these individuals are people who would not ordinarily be attracted to a more conventional direct sales business. However, our experience indicates that, upon joining our business, many distributors attracted by our Big Planet products and services also begin to purchase and distribute our Nu Skin and Pharmanex products. Our strategy for Big Planet moving forward is to expand the Big Planet product mix to include high-margin, high-technology products that focus on ease of use and that have application in broader markets across multiple geographies. This approach will allow Big Planet to achieve greater distribution through Nu Skin Enterprises’ global distributor network and to profit from the higher margins associated with product categories such as software. For example, Big Planet recently announced the upcoming release of a cutting-edge Internet security software tool designed to protect Internet users from unauthorized access to their private information through “spyware” and other invasive devices.

        We also offer telecommunications and Internet services as a way of providing more opportunities to create commissionable spending, including Internet access and website hosting, domestic and international long distance telecommunications services and personal 800 numbers. Big Planet recently modified its strategy relating to these technology services. Effective July 1, 2003 we moved from a wholesaler of telecommunication services to a commissioned agent, allowing us to increase our operating profit margin on these services service. We also offer an affiliate online shopping website called the Big Planet Mall (www.bpmall.com). Moving forward, we will continue to actively review other existing product lines for opportunities to improve operating margins. In addition, in August 2003, Big Planet sold its professional employer organization (“PEO”), allowing Big Planet to focus on product initiatives that produce higher margins and that are more closely aligned with our long-term technology vision.

        Big Planet also offers business tools designed to allow our distributors to increase their productivity by leveraging technology in the management of their direct selling activities. These products include individual, personalized distributor websites that grant customers easy and convenient access to information about our products and services. We host these websites for our distributors and provide content with relevant product and business information. Distributors also have the ability to configure their individual websites to customize their marketing efforts and to conduct e-commerce activities across our product line, by seamlessly integrating their sites and online ordering capabilities with our websites and back-end fulfillment systems. Online orders placed by a customer are credited to the appropriate distributor and are automatically routed through our electronic ordering system, and products are shipped by us directly to the customer. We believe this web-based approach greatly simplifies and enhances the ordering experience for our distributors and their customers while at the same time helping to reduce our overall operating costs. Other Big Planet products designed to enhance distributor activity include online business tools, which help our distributors to monitor their sales activity, as well as set up meetings, communicate with their sales organizations and conduct electronic-based marketing efforts.

        As part of an overall business development initiative, Big Planet also manages product development in the growing home-care market product segment. Past initiatives have included developing environmentally friendly cleaning products under the Ecosphere brand name. Products in this segment also include water filtration products and other potential home-care categories. These products are not marketed under the Big Planet brand name.

        The following table summarizes the current Big Planet product lines by category. Revenue percentages in the table are for the year ended December 31, 2003(1):

Category	Description	Selected Products

Internet Services 46% of Big Planet division revenue	Our Internet service products include dial-up Internet access, web hosting and other Internet tools and services.	Business Center (U.S.) Personal Website (Japan) Global Web Page (other) ISP for U.S. - by Qwest ISP for Japan - by Nifty

Telecommunications 8% of Big Planet division revenue	We offer competitively priced telecommunication services and enhanced telecommunication services.	Simplify Home Simplify One Qwest

Home Care 27% of Big Planet division revenue	Our current home care offering includes such products as laundry detergent, all purpose and glass and mirror cleaners.	Ecosphere Laundry Ecosphere Dish Ecosphere Surface Ecosphere Glass & Mirror Water Purifiers

(1)	Big Planet revenue in 2003 also included $9.1 million from our professional employer organization which was divested in July of 2003.

Sourcing and Production

        Nu Skin. In order to maintain high product quality, we acquire our ingredients and products from suppliers that we believe are reliable, reputable and provide us with ingredients and products we believe to be of high quality. For approximately ten years, we have acquired ingredients and products from one unaffiliated supplier that currently manufactures approximately 39% of our Nu Skin personal care products. Our contract with our major supplier is for a one-year term that automatically renews for an additional one-year term unless either terminates the contract. We maintain a good relationship with our supplier and do not anticipate that either party will terminate the contract in the near term. We also have ongoing relationships with secondary and tertiary suppliers who supply almost all of our remaining products and ingredients. We believe that, in the event we are unable to source any products or ingredients from our major supplier, we could produce or replace those products or substitute ingredients from our secondary and tertiary suppliers without great difficulty or significant increases in our cost of goods sold.

        Due to Chinese government restrictions on the importation and sale of finished goods for our method of operation, we established our own manufacturing facility in Shanghai, China in 2001. At this facility, we currently manufacture our personal care products sold through our retail stores in Mainland China. A small portion of the output from this facility is exported to our other markets. If necessary, this facility could be expanded or other facilities could be built in Mainland China to provide manufacturing capabilities for our other markets as a back-up to our major supplier in addition to our secondary and tertiary suppliers.

        The recent identification of bovine spongiform encephalopathy (BSE), or Mad Cow Disease, in one cow in the United States has not resulted in the suspension of importation licenses for our personal care products in any of our markets. However, Mainland China has suspended the importation of any finished goods or bulk cosmetic products from the United States, irrespective of whether or not they contain bovine-derived ingredients. Since substantially all of our personal care products sold through our retail stores in Mainland China are produced in our Shanghai facility, we were able to easily address this issue by accelerating the local manufacturing of the small number of products we were still exporting in bulk to Mainland China.

        Pharmanex.        Substantially all of our Pharmanex nutritional supplements and ingredients, including LifePak, are produced or provided by third party suppliers that we consider to be among the best suppliers of these products and ingredients. We currently rely on two unaffiliated suppliers, one of which supplies approximately 39% and the other of which supplies approximately 28% of our Pharmanex nutritional supplements. We believe that, in the event we were unable to source any products or ingredients from these suppliers or our other current suppliers, we could produce or replace these products or substitute ingredients without great difficulty or significant increases in our cost of goods sold. We also maintain an extraction and processing facility located in Zhejiang Province, China, where we currently produce the extracts for our TeGreen 97 and ReishiMax products.

        Substantially all of our Pharmanex revenue is generated from products that are encapsulated in gel capsules that are produced with bovine materials. In late 2003, bovine spongiform encephalopathy (BSE), or Mad Cow Disease, was identified in one cow in the United States, prompting a few countries, including Japan and South Korea, to suspend importation of nutritional supplements encapsulated with bovine-based gelatin produced in the United States. In addition, Japan enacted a prohibition on the sale of such products in the country after February 16, 2004. In response, we converted some gelatin encapsulated products into an all porcine-based gelatin form, and switched to tablet form for other products, including LifePak for the Japanese market. There are certain sourcing, regulatory and other risks associated with the implementation of these measures. For a more detailed discussion of the risks to our business associated with BSE, please refer to the section below entitled “Risk Factors”.

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

        Big Planet. Other than web hosting, email, online distributor tools and Big Planet Mall, nearly all of the Big Planet services and products we offer are currently contracted or sourced from unaffiliated third parties pursuant to contractual arrangements. For example, we have contracted with Qwest Communications to provide long distance telephone and Internet access services. By contracting to provide these services or by acting as a commisioned agent for these services, we are able to avoid the large capital deployment and investment that would be required to build the infrastructure necessary to provide these services. However, our profit margins and ability to deliver quality services at competitive prices depend upon our ability to negotiate and maintain favorable terms with our third party providers.

Distributors receive commissions based on our gross margin on each sale of Big Planet products or services, including monthly recurring service charges, or based on the commission received by us with respect to products sold directly by third party vendors to our distributors and customers. In addition to the online business tools we have developed internally, we source complementary tools from third party vendors to enhance our suite of distributor tools. We also source and manufacture our home-care products through various third party vendors.

Research and Development

        We continually invest in our research and development capabilities. Our research and development expenditures were approximately $7 million in each of 2001 and 2002 and were approximately $6 million in 2003. The majority of our recent research and development activity has been directed towards our Pharmanex products. Much of our Pharmanex research to date has been conducted in Mainland China, where we benefit from a very low cost labor pool that enables us to conduct research and clinical trials at a much lower cost than we would incur in the United States. We also have a laboratory adjacent to our office complex in Provo, Utah, which houses both Pharmanex and Nu Skin research facilities and technical personnel. Because of our commitment to product innovation, we will continue to commit significant resources to research and development in the future.

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

        We have established collaborative arrangements with two prominent universities and research institutions in Mainland China: Shanghai Medical University and Beijing Medical University. The staffs of these institutions include scientists with expertise in natural product chemistry, biochemistry, pharmacology and clinical studies. Our research and development center in Shanghai coordinates and validates our collaborative efforts with these institutions. We also occasionally collaborate with other major universities in the United States and other countries. Some of the university research centers that we have worked with include UCLA, the Rippe Center for Clinical Lifestyle Research, Columbia University, the University of Kansas, the University of Hong Kong School of Medicine and Taiwan Academia Sinica.

          For product development support in our Nu Skin personal care line, we have established an aggressive licensing strategy and rely on an advisory board comprised of recognized authorities in various disciplines as well as an in-house staff of research and marketing professionals. We also have entered into an agreement with the Stanford University Medical Center for directed research and clinical trials of Nu Skin products and materials. These activities are conducted at the Nu Skin Center for Dermatological Research at Stanford University’s School of Medicine. This center focuses on scientific investigation, dermatology research, product development and clinical trials. We believe our strategic alliances provide important access to innovative product concepts.

Geographic Sales Regions

        For information on revenue for each of the geographic regions in which we operated for the years ended December 31, 2001, 2002, and 2003, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to our consolidated financial statements.

        North Asia. The North Asia region currently consists of our markets in Japan and South Korea. Japan is our largest market globally with revenue of approximately $559 million in 2003. According to the World Federation of Direct Selling Associations, the direct selling channel in Japan generated sales of approximately $24.5 billion of goods and services in 2002, making Japan the second largest direct selling market in the world. Despite our revenue growth in Japan, the overall size of the direct selling channel in Japan has been negatively impacted over the last several years by economic and competitive conditions. Substantially all of our Nu Skin personal care products and a majority of our Pharmanex nutritional supplements, including LifePak, our leading multi-vitamin and mineral supplement, are available in the Japanese market. In 2003, we introduced in Japan ReishiMax GLP, a Pharmanex product that promotes a healthy immune system and Tru Face Essence, a facial firming serum from our Nu Skin division that restores youthful contours to the face and neck area. Tru Face Essence is now one of the top revenue generating products for the Nu Skin division. We have also introduced a number of our Big Planet technology products and services into Japan including Internet service offered through a third party provider, personalized websites, computers and online business tools.

        According to the World Federation of Direct Selling Associations, the direct selling channel in South Korea generated sales of approximately $4.6 billion of goods and services in 2002. Our revenue in this market was approximately $59 million in 2003. We currently offer the majority of our Nu Skin personal care products and approximately one-half of our Pharmanex nutritional supplements in South Korea.

        Greater China. The Greater China region currently consists of our markets in Taiwan, Hong Kong, and our retail operations in Mainland China. Taiwan was our largest revenue generating market in this region during 2003 with revenue of approximately $73 million in 2003. Nu Skin Taiwan is one of the largest direct selling companies in Taiwan. According to the World Federation of Direct Selling Associations, the direct selling channel in Taiwan generated approximately $1.3 billion in sales of goods and services in 2002, and over three million people (over 10% of Taiwan’s population) are estimated to participate in direct selling. We offer most of our Nu Skin personal care products and approximately one-half of our Pharmanex nutritional products, including LifePak, in Taiwan. We currently offer Big Planet branded Internet service in Taiwan through a third party provider and a limited number of our other Big Planet products.

        A significant component of our growth strategy is to continue to enter into and expand new markets, particularly Mainland China. Mainland China has restrictions that prevent us from operating our direct sales business model there. Therefore, we have adopted a retail sales model there in which an employed sales force sells products through fixed retail locations. We rely on this employed sales force to market and sell products at the various fixed retail locations supported by only modest advertising and promotional efforts. In January 2003, we significantly increased the number of retail locations we operate in Mainland China to 100 stores, and in late 2003 we further expanded our retail operations into five new cities. In addition, we introduced our Nu Skin-branded products to the market. Our revenue in Mainland China was approximately $38 million in 2003, with $18 million of revenue in the fourth quarter. Our retail model in Mainland China is largely based upon our ability to attract customers to our retail stores, to educate them about our products and to obtain repeat purchases from these customers. We currently sell

32 Nu Skin products and an additional 58 personal care products marketed under local brand names. All product sales are transacted within our retail stores. Our employed sales force earns base pay and related benefits, as well as a bonus based upon their personal sales efforts. While our distributor leaders from other markets are able to introduce customers and sales people to our stores, their promotional efforts are significantly limited due to the restrictions on direct selling in this market. The number of full-time sales representatives we employ in Mainland China was 3,100 as of December 31, 2003. We enter into labor contracts with all potential new sales representatives, only a small percentage of which complete the qualification process and become full-time sales representatives. We provide these potential new sales representatives with a minimum base pay and other labor benefits. As of December 31, 2003, we had approximately 9,100 of such sales employees not yet considered full-time sales representatives.

        As a result of its admission to the World Trade Organization, Mainland China has agreed to establish regulations regarding sales away from fixed retail locations by December 2004. If we view these new regulations to be an enhancement to our retail business model, we may revise our business model in Mainland China to alter our remuneration plan for our employed sales force, incorporate the use of a non-employee sales force and/or limit our reliance on retail stores. Subject to appropriate changes in direct selling laws, we believe that Mainland China could become one of the largest direct selling markets in the world over the next several years. Our operations in Mainland China are subject to a complex political and regulatory environment and we have been subject to significant regulatory scrutiny since expanding our operations in January 2003. See “Government Regulation” for more information on these regulatory issues.

        North America. The North America region consists of our markets in the United States and Canada. According to the World Federation of Direct Selling Associations, the direct selling channel in the United States generated sales of approximately $28.7 billion of goods and services in 2002, making the United States the largest direct selling market in the world. In 2003, we generated approximately $113 million in revenue in the United States. Substantially all of our Nu Skin personal care products, our Pharmanex nutritional supplements and our Big Planet products and services are available in the United States. As of December 31, 2003, we had 2,577 executive distributors in the United States, which accounted for 90% of the total executive distributors within North America.

        South Asia/Pacific. The South Asia/Pacific region currently consists of our markets in Thailand, the Philippines, Australia/New Zealand and Singapore/Malaysia. According to the World Federation of Direct Selling Associations, the direct selling channel in Thailand generated sales of approximately $512 million of goods and services in 2002. In 2003, we generated approximately $23 million in revenue in Thailand.

        In December 2000, we commenced operations in Singapore. We offer Nu Skin products and a limited number of Pharmanex products, including LifePak, in this market. In addition, we expanded operations into Malaysia in November 2001. Because Malaysian law requires our Malaysian affiliate to be 70% locally-owned, we have entered into a shareholders’ agreement with local partners that allows us to manage the day-to-day operations of the local affiliate, with veto control over all major decisions. In addition, we have entered licensing and distribution agreements with the local affiliate pursuant to which we sell products and receive license fees based on total sales to distributors in this market. Because of our ability to control the operations of our Malaysian affiliate, we consolidate all of the revenue from this market in our top-line revenue. The opening of Singapore and Malaysia has contributed significantly to our growth in Southeast Asia. In 2003, combined revenue from Singapore and Malaysia was approximately $37 million. According to the World Federation of Direct Selling Associations, the direct selling channel in Singapore and Malaysia generated combined sales of approximately $1.2 billion of goods and services in 2002.

        Other Markets. Our Other Markets currently consist of the markets in Europe, Central America and Brazil. We currently distribute products in 17 countries in Central and Southern Europe and Scandinavia, including the United Kingdom, Ireland, France, Germany, Belgium, the Netherlands, Luxembourg, Spain, Portugal, Italy, Austria, Poland, Sweden, Iceland, Norway, Finland and Denmark. In 2003, our revenue from our European markets was approximately $32 million. The majority of our Nu Skin personal care products and several of our Pharmanex products, including LifePak, are sold in Europe. We also distribute a limited number of Big Planet products in the European market. We have additional small operations in Brazil, Mexico and Guatemala.

        According to the World Federation of Direct Selling Associations, the direct selling channel in Brazil generated sales of approximately $2.0 billion of goods and services in 2002. We have recently implemented a modified direct selling model in Brazil that we believe provides an attractive opportunity for distributors in that market. We also believe that this model can be a useful prototype that will help us compete in less developed economies throughout the world, including our other current markets in Latin America and potential new markets in Eastern Europe, which we believe will be among the fastest growing direct selling regions in the World over the next several years. Approximately 45% of our Nu Skin personal care products have been introduced in Brazil, along with 41 locally produced products.

Distribution

        Overview.        The foundation of our sales philosophy and distribution system is network marketing. Except in Mainland China, we currently sell substantially all of our products through independent distributors who are not our employees. Our distributors generally purchase products from us for resale to consumers and for personal consumption. Because of the nature of our Big Planet products and services, distributors buy a limited number of our Big Planet products for resale but primarily act as independent sales representatives for our products and receive a commission on product sales from us.

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

        In Mainland China, government regulations currently prevent us from implementing our direct sales business model there. As a result, we have implemented a modified business model utilizing retail stores and an employed sales force. Throughout this Annual Report on Form 10-K, we include full-time sales representatives in Mainland China in our “executive level” distributor numbers in order to provide some level of comparison between our China model with employed sales people and our global direct selling model. In addition, we have implemented a “preferred customer” program in Mainland China, and throughout this report we include these preferred customers in our “active distributor” numbers. While "preferred customers" are legally very different from distributors, both are considered customers of our products.

        Our revenue is highly dependent upon the number and productivity of our distributors and sales representatives. Growth in sales volume requires an increase in the productivity and/or growth in the total number of distributors and sales representatives. As of December 31, 2003, we had approximately 678,000 active distributors of our products and services, including 117,000 preferred customers in Mainland China. An active distributor is a distributor or preferred customer who has purchased products for resale or personal consumption during the previous three months. Approximately 29,000 of these active distributors had achieved “executive level” status, including 3,100 employed full-time sales representatives in Mainland China. Executive level distributors are the distributors who are most seriously pursuing the direct selling opportunity and must achieve and maintain specified personal and group sales volumes for a required period of time. Once a distributor becomes an executive level distributor, the distributor can begin to take full advantage of the benefits of commission payments on personal and group sales volume. In Mainland China, employed full-time sales representatives are those sales representatives that have completed a qualification process and receive a salary, labor benefits and bonuses based on their personal sales efforts. As of each of the dates indicated below, we had the following number of executive distributors in the referenced regions:

Total Number of Executive Distributors by Region
Region	1999	2000	2001	2002	2003

North Asia	14,601	14,968	16,891	17,668	17,013

Greater China	2,988	2,609	2,698	3,564	5,991	(1)

North America	2,547	2,632	2,419	2,693	2,861

South Asia/Pacific	431	435	1,842	2,972	2,175

Other Markets	438	737	989	1,018	1,091

Total	21,005	21,381	24,839	27,915	29,131

(1)	Following the opening of our retail business in Mainland China during 2003, executive distributors includes 3,100 employed, full-time sales representatives.

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

        Global Compensation Plan. We believe that one of our key competitive advantages is our Global Compensation Plan. Under our Global Compensation Plan, distributors are paid consolidated monthly commissions in the distributor’s home country, in local currency, for their own product sales and for product sales in that distributor’s downline distributor network across all geographic markets. Because of restrictions on direct selling in Mainland China, our sales employees within Mainland China do not participate in the Global Compensation Plan, but are compensated according to a retail sales model established for that market. Additionally, while distributor leaders are compensated based on sales activity of preferred customers and sales employees in Mainland China, sales in Mainland China do not accrue to satisfy applicable sales volume requirements within the Global Compensation Plan.

        Commissions on the sale of an individual Nu Skin or Pharmanex product can reach approximately 58% of the wholesale price. The actual payout percentage, however, varies depending on a distributor’s level within the Global Compensation Plan. On a global basis, the overall commissions payout on these products has typically averaged approximately 41% to 43%. We believe that our commission payout as a percentage of total sales is among the most generous paid by major direct selling companies. Commissions are paid on the sales of Big Planet products and services as a percentage of our gross margins on those products. For Big Planet products and services purchased directly from our third party vendors by our distributors or customers, the commission is based on the total commission Big Planet receives from third parties with respect to those sales. Accordingly, the commissions paid to distributors of Big Planet products and services are less as a percentage of revenue than for our Nu Skin and Pharmanex products.

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

        Through training meetings, annual conventions, web-based messages, distributor focus groups, regular telephone conference calls and other personal contacts with distributors, we seek to understand and satisfy the needs of our distributors. We provide walk-in, telephonic and computerized product fulfillment and tracking services that result in user-friendly, timely product distribution. Several of our walk-in retail centers maintain meeting rooms, which our distributors may utilize for training and sponsoring activities. Because of our efficient distribution system, we do not believe that most of our distributors maintain a significant inventory of our products.

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

        Except in Mainland China, products generally may not be sold, and our business opportunities may not be promoted, in traditional retail environments. We have made an exception to this rule by allowing some of our Pharmanex products to be sold in independently owned pharmacies and drug stores meeting specified requirements. Distributors who own or are employed by a service-related business such as a doctor’s office, hair salon or health club may make products available to regular customers as long as products are not displayed visibly to the general public in a manner to attract the general public into the establishment to purchase products.

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

        We systematically review reports of alleged distributor misbehavior. If we determine that one of our distributors has violated any of our distributor policies or procedures, we may terminate the distributor’s rights completely. Alternatively, we may impose sanctions such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines, withholding commissions until specified conditions are satisfied or other appropriate injunctive relief. Except in Mainland China, our distributors are independent contractors who may terminate their distributorship at any time.

        Product Guarantees. We believe that we are among the most consumer-protective companies in the direct selling industry. While the regulations and our operations vary somewhat from country to country, we generally follow a similar procedure for product returns. For 30 days from the date of purchase, our product return policy generally allows a retail customer to return any Nu Skin or Pharmanex product to us directly or to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the end user’s return privilege is in the discretion of the distributor. Our distributors can generally return unused products directly to us for a 90% refund for one year. Our experience with actual product returns has averaged less than 5% of annual revenue through 2003.

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

        Big Planet Products and Services. The markets for our Big Planet products and services are highly competitive. Many of our competitors for these products and services have much greater name recognition and financial resources than we do. We compete in this market by delivering products that are more user-friendly than those of our competitors, developing unique features and product interfaces, partnering with leading technology vendors whose competitive positioning can assist us, and leveraging our direct selling channel strengths. The market for technology and telecommunication products is very price sensitive. We rely on our ability to acquire quality and reliable services from vendors at prices that allow our distributors to sell services at competitive prices and still generate attractive commissions.

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

Government Regulation

        Direct Selling Activities. Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

•	impose cancellation/product return, inventory buy-backs and cooling off rights for consumers and distributors;

•	require us or our distributors to register with governmental agencies;

•	impose reporting requirements; and

•	impose upon us requirements, such as requiring distributors to maintain levels of retail sales to qualify to receive commissions, to ensure that distributors are being compensated for sales of products and not for recruiting new distributors.

        The laws and regulations governing direct selling are modified from time to time. For example, in South Korea new regulations were recently adopted that, among other things, restrict multi-level marketing companies from imposing certain personal sales quotas to obtain or maintain a distributorship or favorable compensation rates, modify product return requirements so that products must be returned within a shorter period of time, and require direct sales companies to show sufficient insurance or guarantee to reimburse customers and/or distributors for cancelled or unfilled orders. We have had to make some modifications to our compensation plan and policies to address some of these new rules. Based on our research conducted in opening existing markets, the nature and scope of inquiries from government regulatory authorities and our history of operations in those markets to date, we believe that our method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which we currently operate.

        Because Mainland China has restrictions on direct selling activities that prevent us from direct selling products through independent contractors, we have implemented a retail store model utilizing an employed sales force. The regulatory environment in Mainland China is complex. Existing regulations are subject to discretionary interpretation by municipal and provincial level regulators. Because of the government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies and any activities that appear to suggest that direct selling activities are occurring. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clearly defined rules regarding direct selling activities. As government regulators have reviewed and continue to review our retail business model in Mainland China, we expect that they will provide ongoing recommendations and/or direction as to our method of operations. Regulatory provisions require us to obtain a license for each store that we operate in Mainland China, and regulators have broad discretion in approving these licenses.

         On January 8, 2003, we significantly expanded our operations in Mainland China, modified the remuneration program for sales employees and began selling Nu Skin products. This activity stimulated heightened scrutiny by both the media as well as government regulators regarding our method of operation and the activities of some distributors residing outside of Mainland China. The government inquiries into our business have been largely focused on whether or not we are engaging in any direct selling activities in Mainland China. At times, these reviews and related actions by government regulators have caused, and could cause in the future, an obstruction to our ability to conduct business, and have resulted in several cases in minor fines being paid by our Company. Fewer than 10% of our stores in Mainland China have been affected by these temporary obstructions. In each of these cases, we have been allowed to recommence operations after the government's review. For a more detailed discussion of the risks to our business associated with our operations in China, please refer to the section below entitled, "Risk Factors".

        Regulators also periodically provide guidance and direction on certain aspects of our operations. This guidance has led to minor modifications in the method of remuneration for some of our sales employees and the size of the training meetings for sales employees. Additionally, regulators have expressed some concerns about the number of sales employees per store in some locations and have recommended that we work to have a reasonable number of sales employees per store and focus in the near term on increasing the productivity of our sales employees rather than increasing the number of sales employees in each store. We have made and continue to make modifications to our operations to incorporate this guidance into our operations.

        We anticipate that our business in Mainland China will continue to be scrutinized by the government, due principally to our direct selling model used in other markets as well as growth in revenue there. We also expect to receive continued guidance and direction as we work with regulators to address their concerns. We anticipate fully complying with the direction we receive as we work to establish a regulatory foundation from which we can build a long-term successful business in Mainland China. Because of the similar experience of direct selling companies in this market, we have expected such reviews and prepared for this level of scrutiny. We believe that such reviews at an early stage in our business will lead to a better understanding of our business in the long term. Additionally, we anticipate that in the next several years, new laws and regulations will be established that we believe will have a positive impact on our business. In connection with its admission to the World Trade Organization, Mainland China has agreed to establish regulations regarding sales away from fixed locations by December 2004. We are uncertain, however, as to what specific impact these regulations will have on our business there.

        Regulation of Our Products. Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities, including the FDA, the FTC, the Consumer Product Safety Commission, and the United States Department of Agriculture in the United States, State Attorneys General and other state regulatory agencies, and the Ministry of Health, Labor and Welfare in Japan and similar government agencies in each market in which we operate. For example, in Japan, the Ministry of Health, Labor and Welfare requires us to have an import business license and to register each personal care product imported into Japan. We must also reformulate many products to satisfy other Ministry of Health, Labor and Welfare regulations. In Taiwan, all “medicated” cosmetic and pharmaceutical products require registration. These regulations can limit our ability to import products into our markets and can delay introductions of new products into markets as we go through the registration and approval process for our products. The sale of cosmetic products is regulated in the European Union member states under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

         Our Pharmanex products are strictly regulated in the markets in which we operate. These markets have varied regulations that apply to and distinguish nutritional health supplements from “drugs” or “pharmaceutical products.” For example, our products are regulated by the FDA of the United States under the Federal Food, Drug and Cosmetic Act. The Federal Food, Drug and Cosmetic Act has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act and the Dietary Supplement Health and Education Act. The Dietary Supplement Health and Education Act establishes rules for determining whether a product is a dietary supplement. Under this statute, dietary supplements are regulated more like foods than drugs, are not subject to the food additive provisions of the law, and are generally not required to obtain regulatory approval prior to being introduced to the market. None of this infringes, however, upon the FDA’s power to remove an unsafe substance from the market. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products. On August 1, 2003, the EU Food Supplements Directive, aiming to harmonize the regulation of vitamins and minerals within nations of the European Union, entered into force. However, such harmonization may not be fully realized because of the Directive’s current exclusion of upper and lower levels as well as some sources of ingredients. Moreover, the legality of the Directive is being challenged in the UK courts. Other EU initiatives which may affect the marketing of our Pharmanex products are the proposed Regulation on Nutrition and Health Claims, the amendment of the existing Medicinal Products Directive to include traditional herbal medical products and to extend the definition of “medicinal products” to all pharmacological, immunilogical and metabolic action.

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

        In the United States, we are also subject to a consent decree with the FTC and various state regulatory agencies arising out of investigations that occurred in the 1990s of certain alleged unsubstantiated product and earnings claims made by our distributors. The consent decree requires us to, among other things, supplement our procedures to enforce our policies, not allow our distributors to make earnings representations without making certain average earnings disclosures, and not allow our distributors to make unsubstantiated product claims.

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

        As is the case with most companies that operate in our product categories, we receive inquiries from government regulatory authorities, from time to time, regarding the nature of our business and other issues such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws. Although to date none of these inquiries has resulted in a finding materially adverse to us, negative publicity resulting from inquiries into our operations by United States and state government agencies in the early 1990s, stemming in part from alleged inappropriate product and earnings claims by distributors, and in the late 1990s resulting from adverse media attention in South Korea, harmed our business and results of operations.

Employees

        As of December 31, 2003, we had approximately 7,158 full- and part-time employees, approximately 3,100 of whom are employed full-time sales representatives in our Mainland China operations. We also had labor contracts with an additional 9,122 potential new sales representatives, only a small percentage of whom are expected to complete the qualification process and become full-time sales representatives. None of our employees are represented by a union or other collective bargaining group, with the exception of the limited number of employees involved in our operations in Brazil. We believe that our relationship with employees is good, and we do not currently foresee a shortage in qualified personnel necessary to operate our business.

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

        Note Regarding Forward-Looking Statements. Certain statements made in this filing under the caption “Item 1- Business” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, when used in this Report the words or phrases “will likely result,” “expect,” “intend,” “will continue,” “anticipate,” “estimate,” “project,” “believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act.

        Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance in countries where it operates. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. We assume no responsibility or obligation to update these statements to reflect any changes. The forward-looking statements and associated risks set forth herein relate to, among other things:

•	the expectation that our relationship with our current primary suppliers will not end in the near term, and the belief that we could produce or source our personal care products from other suppliers and expand manufacturing capabilities in China, and replace our primary suppliers of Pharmanex products without great difficulty or increased cost;

•	our plans to continue developing new products and improving and evolving our existing product formulations;

•	our plans to commit significant resources to research and development in the future;

•	our plans to continue to enter and expand new markets and to successfully operate a retail business in China;

•	our belief that China will become one of the largest direct selling markets in the world over the next several years and our anticipation that we will be able to successfully navigate the regulatory challenges in this market;

•	our plans to launch the scanner in our international markets to promote Pharmanex products;

•	our belief that Eastern Europe will be among the fastest growing direct selling regions in the world and our intended expansion of operations across Eastern Europe; and

•	our belief that we are in material compliance with applicable laws and regulations in the countries in which we operate.

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

Currency exchange rate fluctuations could lower our revenue and net income.

        In 2003, we recognized approximately 89% of our revenue in markets outside of the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, particularly the Japanese yen inasmuch as we generated approximately 57% of our 2003 revenue in Japan, our reported revenue, gross profit and net income will likely be reduced. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results or our overall financial condition. Although we attempt to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange contracts for the Japanese yen, we cannot be certain these contracts or any other hedging activity will effectively reduce exchange rate exposure.

Because our Japanese operations account for a majority of our business, any adverse changes in our business operations in Japan would harm our business.

        Approximately 57% of our 2003 revenue was generated in Japan. Various factors could harm our business in Japan, such as worsening economic conditions. Economic conditions in Japan have been poor in recent years and may worsen or not improve. Many of our competitors have seen their businesses contract in the last few years. The volume of goods sold through the direct selling channel has decreased from $26.2 billion in 1998 to approximately $24.5 billion in 2002, we believe primarily as a result of difficult economic conditions. We believe our operating results have been negatively impacted in the past in part because of economic conditions. Continued or worsening economic and political conditions in Japan could further impact our revenue and net income. In addition, we also face significant competition from existing and new competitors in Japan. Our financial results would be harmed if our products, business opportunity or planned growth initiatives fail to retain and generate continued interest and enthusiasm among our distributors and consumers in this market.

If we are unable to retain our existing independent distributors and recruit additional distributors, our revenue will not increase and may even decline.

        We distribute almost all of our products through our independent distributors, and we depend on them to generate virtually all of our revenue. Our distributors may terminate their services at any time, and, like most direct selling companies, we experience high turnover among distributors from year to year. As a result, in order to maintain sales and increase sales in the future, we need to continue to retain existing distributors and recruit additional distributors. To increase our revenue, we must increase the number of and/or the productivity of our distributors.

        We have experienced periodic declines in both active distributors and executive distributors in the past. Our growth depends upon our ability to increase the number of active distributors and executive distributors. However, the number of our active and executive distributors may not increase and could decline once again in the future. While we take many steps to help train, motivate and retain distributors, we cannot accurately predict how the number and productivity of distributors may fluctuate because we rely primarily upon our distributor leaders to recruit, train and motivate new distributors. Our operating results could be harmed if we and our distributor leaders fail to generate sufficient interest in our business to retain existing distributors and attract new distributors.

          The number and productivity of our distributors also depends on several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel or our competitors;

•	a lack of interest in, or the technical failure of, existing or new products;

•	the public's perception of our products and their ingredients;

•	the public's perception of our distributors and direct selling businesses in general; and

•	general economic and business conditions.

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

        The Chinese government banned direct selling activities in China in 1998, subject to certain limited exceptions. The government has rigorously monitored and enforced this ban. In the past, the government has taken significant actions against companies that the government found were engaging in direct selling in violation of applicable law, including shutting down their businesses and imposing substantial fines. Although a few of our global direct selling competitors have authorization to conduct limited direct selling activities after the 1998 ban, we have not received such authorization. Consequently, we have not implemented our direct sales model in China. Instead, we have implemented a business model that utilizes retail stores and an employed sales force that we believe complies with applicable regulations. We also allow distributor leaders from outside of China to help us recruit, find, train and motivate our employed sales force in China. Frequently, individuals, including our competitors, complain to local regulatory agencies that our China business model violates applicable regulations on direct selling. As a result, we regularly visit with regulators to address their questions and concerns and explain our local business model. We also use our best efforts to train our China sales force on our business model.

        The regulatory environment in China is evolving, and officials in the Chinese government often exercise discretion in deciding how to interpret and apply applicable regulations. We have made some modifications to our business model and policies in response to concerns expressed by governmental authorities prior to and since we opened for business in January 2003. At times, these reviews and related actions by government regulators have caused, and could cause in the future, obstructions to our ability to conduct business, and have resulted in several cases in minor fines being paid by us. Occasionally, we have been asked to cease sales activity in some stores while the regulators review our operations. In each of these cases, we have been allowed to recommence operations after the government’s review.

        In addition, some of our distributors living outside of China and some of our employed sales representatives in China have engaged in activities that violated our policies in this market and resulted in some regulatory concern and some adverse publicity. Although we have worked closely with both national and local governmental agencies in implementing our plans, our efforts to comply with local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling direct selling and any subjective interpretation of laws. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors living outside of China, are not in compliance with applicable regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on our ability to open new stores or expand into new locations, changes to our business model, the termination of required licenses to conduct business, or other actions, all of which would harm our business.

If regulators prevent us from hiring sales employees or opening new stores in China as quickly as we would like, our ability to grow our business there could be negatively impacted.

        Because of concerns about the potential number of sales employees we could hire in some cities, regulators in a few cities in China initially recommended that we maintain a reasonable level of sales employees per store. If the level of employees that regulators determine to be reasonable is less than we anticipate or believe reasonable, or if regulators otherwise impose restrictions on the number of sales employees we may hire, our revenue could be negatively impacted, which could reduce our revenue or slow our growth rate in China. Additionally, regulatory provisions require us to obtain a license for each store that we operate in China, and regulators have broad discretion in approving these licenses. If regulators fail to approve licenses for new stores at a rate that meets our growth demands, this could harm our growth potential.

If we are unable to successfully manage rapid growth in China, our operations may be harmed.

        As a result of Chinese regulations prohibiting us from implementing our direct selling model in China, we have opened over 100 of our own retail stores and hired a large and rapidly growing employed sales force. In addition, due to import restrictions in China, we have built and operate our own manufacturing plant to produce the products that we sell in our stores in China. We have spent approximately $10 million to date building our stores and factory and expect to spend an additional $7 to $10 million in the next year. We have limited experience in operating manufacturing facilities and dealing with an employed sales force, and we cannot assure you that we will be able to successfully manage rapid expansion of manufacturing operations and a rapidly growing and dynamic sales force. We also can not assure you that we will not experience difficulties in dealing with or taking employment related actions (such as hiring, terminations and salary administration, including social benefit payments) with respect to our employed sales representatives, particularly given the highly regulated nature of the employment relationship in China. If we are unable to effectively manage such growth and expansion of our retail stores, manufacturing operations or our employees, our government relations may be compromised and our operations in China may be harmed.

Intellectual property rights are difficult to enforce in China.

        Chinese commercial law is relatively undeveloped compared to most of our other major markets, and, as a result, we may have limited legal recourse in the event we encounter significant difficulties with patent or trademark infringers. Limited protection of intellectual property is available under Chinese law, and the local manufacturing of our products may subject us to an increased risk that unauthorized parties may attempt to copy or otherwise obtain or use our product formulations. As a result, we cannot assure you that we will be able to adequately protect our product formulations.

Manufacturing and production cost issues associated with our laser-based scanner could negatively impact the success of our scanner program and our ability to make a sufficient number of scanners available to interested distributors, which could harm our business.

        Our introduction of a laser-based scanner that measures the levels of caratenoid antioxidants in the skin has generated considerable enthusiasm among some of our distributors, particularly in the United States. We have not had experience in developing, manufacturing and marketing sophisticated technology products such as the scanner. As with any new technology, we have experienced delays and technical and production cost issues in developing a large-scale production model that meets required specifications and performs at a consistent level. We are currently only manufacturing 40 to 50 units each week at a cost of approximately $7,500 per unit. If we are unable to timely resolve technical issues or otherwise fail to deliver scanners that perform to a standard expected by our distributors or if we are unable to make a sufficient number of scanners available to interested distributors at reasonable lease rates, we could dampen distributor enthusiasm and harm our business, particularly in the United States where many distributors have been focusing their marketing activities around the introduction of the scanner. Because of the substantial investment in the scanner initiative, we may not be able to recoup our investment or may have to record an expense that would negatively impact earnings if the scanner program fails for any reason.

If our laser-based scanner is determined to be a medical device in a particular geographic market, this could inhibit or delay our ability to market the scanner in such market.

        We believe that our laser-based scanner can be marketed in the United States as a non-medical device. However, the FDA has questioned the status of the scanner as a non-medical device. If the FDA were to make a determination that the scanner is a medical device, or if it determines that our distributors are using the scanner to make medical claims, we would be required to obtain FDA clearance to market the scanner as a medical device, which could delay significantly or otherwise inhibit our ability and the ability of our distributors to use the scanner in the United States. In addition, we are facing similar uncertainties and regulatory issues in other markets, including Japan, with respect to the status of the scanner as a non-medical device, which could delay or inhibit our ability to introduce the scanner in these markets.

        Although we are in the process of preparing an application for FDA clearance to market the scanner as a medical device in the United States in the event such clearance is required, obtaining FDA clearance or similar clearance in other markets could require us to provide documentation concerning the clinical utility of the scanner and to make some modifications to the design, specifications and manufacturing process of the scanner in order to meet stringent standards imposed on medical device companies. There can be no assurance we would be able to provide such documentation and make such changes promptly or in a manner that is satisfactory to regulatory authorities. We are also subject to regulatory restrictions that limit the claims or representations that we and our distributors can make about the scanner because we are not using it as a medical device, which could adversely impact our success in utilizing the scanner. Any delay, restriction or limitation of our anticipated use of this tool caused by regulatory issues could harm our business, particularly in the United States where we have experienced the strongest interest in the scanner.

Governmental regulations relating to the marketing and advertising of our products and services, in particular our nutritional supplements, may restrict or inhibit our ability to sell these products.

        Our products and our related marketing and advertising efforts are subject to extensive governmental regulations by numerous domestic and foreign governmental agencies and authorities. These include the FDA, the FTC, the Consumer Product Safety Commission and the Department of Agriculture in the United States, State Attorneys General and other state regulatory agencies and the Ministry of Health, Labor and Welfare in Japan along with similar governmental agencies in other foreign markets where we operate. We also believe that the regulatory attitude towards dietary supplements in the United States, Japan and other markets is worsening.

        Our markets have varied regulations concerning product formulation, labeling, packaging and importation. These laws and regulations often require us to, among other things:

•	reformulate products for a specific market to meet the specific product formulation laws of that country;

•	conform product labeling to the regulations in each country; and

•	register or qualify products with the applicable governmental authority or obtain necessary approvals or file necessary notifications for the marketing of our products.

        Failure to introduce products or delays in introducing products could reduce revenue and decrease profitability. Regulators also may prohibit us from making therapeutic claims about products, regardless of the existence of research and independent studies that may support such claims. These product claim restrictions could prevent us from realizing the potential revenue from some of our products.

The recent discovery of Bovine Spongiform Encephalopathy (BSE), commonly referred to as “Mad Cow Disease”, in the United States could harm our business if we are not able to successfully implement contingency plans to address regulatory issues surrounding BSE.

        Some countries, including Japan, have banned the importation or sale of products that contain bovine materials sourced from locations where BSE has been identified. Approximately 90% of our Pharmanex revenue, accounting for over 40% of our total revenue, is generated from products that are encapsulated in gel capsules that are currently produced with bovine materials. We have recently been sourcing substantially all of our bovine materials, used primarily in the gel capsules of our nutritional supplements, from India and the United States, which were both BSE-free countries. At the end of December 2003, a single cow imported from Canada into the United States was found to have BSE, which has prompted some countries to temporarily suspend imports of beef and bovine related products from the United States as they review the situation. We have implemented alternative production plans to utilize gelatin capsules sourced from BSE-free countries or non-bovine gelatin capsules, and produce certain products in tablet form, which we believe will allow us to avoid material stock outages of our major products. If we experience production difficulties, quality control problems, or shortages in supply, this could result in stock outages of key products or customer satisfaction issues, which could harm our business. In the event that the BSE issue is not resolved satisfactorily in the United States in a timely manner or if BSE becomes an issue in other countries, this could result in additional risk of product shortages or write-offs of inventory that no longer can be used. In addition, our business could be harmed if consumers become unduly concerned about the risks of BSE with respect to our bovine-sourced gelatin capsules or, alternatively, if consumers react negatively to our switching from capsules to tablets on some products as part of our contingency plans.

The sources and ingredients of our products are also subject to additional governmental regulations by numerous domestic and foreign governmental agencies and authorities regarding product ingredients. We may be unable to introduce our products in some markets if we fail to obtain the necessary regulatory approvals or if any product ingredients are prohibited, which could harm our business.

        Recent negative publicity concerning stimulant-based supplements have spurred efforts to change existing laws and regulations with respect to nutritional supplements that, if successful, could result in more restrictive and burdensome regulations. There have been some recent injuries and deaths that have been attributed to the use of nutritional supplements that contain ingredients that are controversial and have generated negative publicity. This publicity has resulted in efforts to adopt new regulations applicable to nutritional supplements that could impose further restrictions and regulatory controls over the nutritional supplement industry. Although we are committed not to market nutritional supplements that contain any stimulants, steroids or other substances that are controversial and could pose health risks, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies as a result of public reaction to the recent injuries and deaths caused by supplements that do contain these controversial ingredients.

If we are unable to expand operations in any of the new markets we have currently targeted, we may have difficulty achieving our long-term objectives.

        A significant percentage of our revenue growth over the past decade has been attributable to our expansion into new markets. For example, the revenue growth we experienced in recent years was due in part to our successful expansion of operations into Singapore, Malaysia and Mainland China. Moreover, our growth over the next several years depends on our ability to successfully introduce our products and our distribution system into new markets, including further development of Mainland China and Eastern Europe. In addition to the regulatory difficulties we may face in gaining access into these new markets, we could face difficulties in achieving acceptance of our premium-priced products in developing markets. In the past, we have struggled to operate successfully in developing country markets, such as Latin America. This may also be the case in Eastern Europe and the other new markets into which we currently intend to expand. If we are unable to successfully expand our operations into these new markets, our opportunities to grow our business may be limited, and, as a result, we may not be able to achieve our long-term objectives.

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

        The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the legality of our distributor network, our products or the actions of our distributors. Specifically, we are susceptible to adverse publicity concerning:

•	suspicions about the legality of network marketing;

•	the ingredients or safety of our or our competitors' products;

•	regulatory investigations of us, our competitors and our respective products;

•	the actions of our current or former distributors; and

•	public perceptions of direct selling businesses generally.

        In addition, in the past we have experienced negative publicity that has harmed our business in connection with regulatory investigations and inquiries. We may receive negative publicity in the future, and it may harm our business and reputation.

Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business.

        Distributor activities in our existing markets that violate governmental laws or regulations could result in governmental actions against us in markets where we operate. Except in China, our distributors are not employees and act independently of us. We implement strict policies and procedures to ensure our distributors will comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. For example, product claims made by some of our distributors in 1990 and 1991 led to an investigation by the FTC, which resulted in our entering into a consent decree with the FTC as described below.

Failure of new products to gain distributor and market acceptance could harm our business.

        A critical component of our business is our ability to develop new products that create enthusiasm among our distributor force. If we fail to introduce new products planned for introduction, our distributor productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the loss of key research and development staff from our divisions, the termination of third party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and any failure to anticipate changes in consumer tastes and buying preferences.

Government inquiries, investigations and actions could harm our business.

        From time to time, we receive formal and informal inquiries from various government regulatory authorities about our business and our compliance with local laws and regulations. Any determination that we or our distributors are not in compliance with existing laws or regulations could potentially harm our business. Even if governmental actions do not result in rulings or orders, they potentially could create negative publicity. Negative publicity could detrimentally affect our efforts to recruit or motivate distributors and attract customers and, consequently, could reduce revenue and net income.

        In the early 1990s, we entered into voluntary consent agreements with the FTC and other state regulatory agencies relating to investigations of our distributors’ product claims and practices. These investigations centered around allegedly unsubstantiated product and earnings claims made by some of our distributors. We believe that the negative publicity generated by this FTC action, as well as a subsequent action in the mid-1990s related to unsubstantiated product claims, harmed our business and results of operations in the United States. Pursuant to the consent decrees, we agreed, among other things, to supplement our procedures to enforce our policies, to not allow distributors to make earnings representations without making additional disclosures relating to average earnings and to not make, or allow our distributors to make, product claims that were not substantiated. We have taken various actions, including implementing a more generous inventory buy-back policy, publishing average distributor earnings information, supplementing our procedures for enforcing our policies, and reviewing distributor product sales aids, to address the issues raised by the FTC and state agencies in these investigations. As a result of the previous investigations, the FTC makes inquiries from time to time regarding our compliance with applicable laws and regulations and our consent decree. Any further actions by the FTC or other comparable state or federal regulatory agencies, in the United States or abroad, could have a further negative impact on us in the future.

        In addition, we are susceptible to government-initiated campaigns that do not rise to the level of formal regulations. For example, the South Korean government, several South Korean trade groups and members of the South Korean media initiated campaigns in 1997 and 1998 urging South Korean consumers not to purchase luxury or foreign goods. We believe that these campaigns and the related media attention they received, together with the economic recession that occurred in the late 1990s in the South Korean economy, significantly harmed our South Korean business. We cannot assure you that similar government, trade group or media actions will not occur again in South Korea or in other countries where we operate or that such events will not similarly harm our operations.

The loss of key high-level distributors could negatively impact our distributor growth and our revenue.

        As of December 31, 2003, we had approximately 678,000 active distributors and 29,000 executive distributors. Approximately 385 distributors currently occupy the highest distributor level under our Global Compensation Plan. These distributors, together with their extensive networks of downline distributors, account for substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in the distributor’s network of downline distributors, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our distributor growth and our revenue.

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

        Various government agencies throughout the world regulate direct sales practices. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

•	impose order cancellations, product returns, inventory buy-backs and cooling-off rights for consumers and distributors;

•	require us or our distributors to register with governmental agencies;

•	impose reporting requirements to regulatory agencies; and/or

•	require us to ensure that distributors are not being compensated based upon the recruitment of new distributors.

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

We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states and domestic and global industry standards. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact-based and are subject to judicial interpretation. Because of the foregoing, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former distributor.

Increases in duties on our imported products in our markets outside of the United States could reduce our revenue and harm our competitive position.

        Historically, we have imported most of our products into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. In any given country, regulators may increase duties on imports and, as a result, reduce our profitability and harm our competitive position relative to locally produced goods.

Governmental authorities may question our inter-company transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

        As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and inter-company pricing laws, including those relating to the flow of funds between our company and our subsidiaries. Regulators in the United States and in foreign markets closely monitor our corporate structure and how we effect inter-company fund transfers. If regulators challenge our corporate structure, transfer pricing mechanisms or inter-company transfers, our operations may be harmed, and our effective tax rate may increase. Tax rates vary from country to country, and, if regulators determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. For example, our corporate income tax rate in the United States is 35%. If our profitability in a higher tax jurisdiction, such as Japan where the corporate tax rate is currently set at 42%, increases disproportionately to the rest of our business, our effective tax rate may increase. We cannot assure you that we will continue operating in compliance with all applicable customs, exchange control and transfer pricing laws, despite our efforts to be aware of and comply with such laws. If these laws change, we may need to adjust our operating procedures and our business may suffer.

The loss of suppliers could harm our business.

        For approximately ten years, we have acquired ingredients and products from one unaffiliated supplier that currently manufactures approximately 39% of our Nu Skin personal care products. We currently rely on two unaffiliated suppliers, one of which supplies approximately 39% and the other of which supplies approximately 28% of our Pharmanex nutritional supplements. We obtain some of our nutritional supplements from sole suppliers in China. We also license the right to distribute some of our products from third parties. Because of the concentrated nature of our suppliers and manufacturers, the loss of any of these suppliers or manufacturers, or the failure of suppliers to meet our needs, could restrict our ability to produce or distribute some products and harm our revenue as a result.

We depend on our key personnel, and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

        Our success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. These employees may voluntarily terminate their employment with us at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. We do not carry key person insurance for any of our personnel. While we have signed offer letters from most of our senior executives, we only have one formal employment agreement with Joseph Chang, President of Pharmanex. Takashi Bamba, President of Nu Skin Japan, retired at the end of 2003 and was replaced by Robert Conlee, President of our North Asia region. If we lose the services of our executive officers or key employees for any reason, our business, financial condition and results of operations could be harmed.

Our markets are intensely competitive, and market conditions and the strengths of competitors may harm our business.

        The markets for our Nu Skin and Pharmanex products are intensely competitive. Our results of operations may be harmed by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. For example, our Nu Skin products compete directly with branded, premium retail products. We also compete with other direct selling organizations. The leading direct selling companies in our existing markets are Avon and Alticor (Amway). We currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same ingredients that we use in our products. Because of regulatory restrictions concerning claims about the efficacy of dietary supplements, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the nutritional market could harm our nutritional supplement revenue.

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

There is uncertainty whether the SARS epidemic could return, particularly in those Asian markets most affected by the epidemic in 2003.

        It is difficult to predict the impact, if any, of a recurrence of a SARS epidemic on our business. Although such an event could generate increased sales of health/immune supplements and certain personal care products, our direct selling and retail activities and results of operations could be harmed if the fear of SARS or other communicable diseases that spread rapidly in densely populated areas causes people to avoid public places and interaction with one another.

Product liability claims could harm our business.

        We may be required to pay for losses or injuries purportedly caused by our products. Although we have had a very limited product claims history, we have recently experienced difficulty in finding insurers that are willing to provide product liability coverage at reasonable rates due to insurance industry trends and the rising cost of insurance generally. As a result, we have elected to self-insure our product liability risks for our core product lines. Until we elect and are able to obtain product liability insurance, if any of our products are found to cause any injury or damage, we will be subject to the full amount of liability associated with any injuries or damages. This liability could be substantial. We cannot predict if and when product liability insurance will be available to us on reasonable terms.

System failures could harm our business.

        Because of our diverse geographic operations and our complex distributor compensation plan, our business is highly dependent on efficiently functioning information technology systems. These systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. In April 2002, we adopted a Business Continuity/Disaster Recovery Plan, which is in the process of being implemented. All of our data sets are archived and stored at third party, secure sites, but we have not contracted for a third party recovery site. Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our revenue and profits.

The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

        Our Class A common stock closed at $8.99 per share on March 1, 2002 and closed at $19.15 per share on February 27, 2004. During this two-year period, our Class A common stock traded as low as $7.10 per share and as high as $20.61 per share. Many factors could cause the market price of our Class A common stock to fall. Some of these factors include:

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

Our original stockholders, together with their family members, estate planning entities and affiliates, control approximately 44% of the combined stockholder voting power, and their interests may be different from yours.

        Prior to October 2003, the original stockholders of our Company, together with their family members and affiliates, collectively owned more than 90% of the combined voting power of the outstanding shares of Class A common stock and Class B common stock. These stockholders held all of the outstanding Class B common stock, which has ten-to-one voting privileges over shares of the Class A common stock. In connection with a stock repurchases transaction in October 2003, these stockholders agreed to convert all of their Class B common stock into Class A common stock.

        However, this original stockholders group, together with their family members and affiliates, continue to have the ability to influence the election and removal of the board of directors and, as a result, future direction and operations of our company. Currently, these stockholders own approximately 44% of the voting power of the outstanding shares of Class A common stock. Accordingly, they may influence decisions concerning business opportunities, declaring dividends, issuing additional shares of Class A common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets. They may make decisions that are adverse to your interests.

If our stockholders sell a substantial number of shares of our Class A common stock in the public market, the market price of our Class A common stock could fall. Several of our principal stockholders hold a large number of shares of the outstanding Class A common stock. Any decision by any of our principal stockholders to aggressively sell their shares could depress the market price of our Class A common stock.

        As of January 31, 2004, we had 70,974,819 shares of common stock outstanding. All of these shares are freely tradable, except for approximately 28 million shares held by certain stockholders who participated in our October 2003 recapitalization transaction wherein we repurchased approximately 10.8 million of our shares from our original stockholders and their affiliates and facilitated their resale of approximately 6.2 million additional shares to a group of private equity investors. Under the terms of our repurchase, our original stockholders agreed that they will not sell or otherwise dispose of any shares of Class A common stock on the open market or without the prior written consent of a majority of our independent directors prior to October 22, 2005. This agreement is subject to the following exceptions:

•	certain charitable donations to religious organizations;

•	transfers to us;

•	transfers of common stock to immediate family members or related persons who or estate planning entities that agree to be bound by similar restrictions;

•	transfers pursuant to an existing call option for 2 million shares granted by one of our original stockholders, Sandra Tillotson, or an existing put option for up to 3.5 million shares obtained by Ms. Tillotson in a recent transaction; and

•	the pledge of shares as security for loans up to $10 million, provided certain conditions are met, including our right to purchase any shares upon the occurrence of an event of default at a price equal to 50% of the average closing price for the 15 days immediately prior to the event of default.

        These stockholders also agreed that, after the expiration of the two-year lock-up agreement in October 2005, they will be subject to certain volume limitations with respect to open market transactions. In the event these lock-up restrictions were removed, the resulting sales could cause the price of our Class A common stock to decline.

ITEM 2.	PROPERTIES

        We generally lease our warehouse, office or distribution facilities in each geographic region in which we currently have operations. We believe that our existing and planned facilities are adequate for our current operations in each of our existing markets. The following table summarizes, as of December 31, 2003, our major leased office and distribution facilities:

Location	Function	Approximate Square Feet

Provo, Utah(1)	Distribution center	198,000

Provo, Utah(1)	Corporate offices	125,000

Los Angeles, California	Warehouse	35,000

Yokohama, Japan	Warehouse	40,000

Tokyo, Japan	Call center/distribution center	56,000

Tokyo, Japan	Central office/distribution center	28,000

Taipei, Taiwan	Central office/distribution center	37,000

Taoyuan, Taiwan	Warehouse/distribution center	47,000

Ontario, Canada	Office/warehouse	31,000

Venlo, Netherlands	Warehouse/offices	20,000

Seoul, South Korea	Corporate offices	29,000

Shanghai, China	Manufacturing	69,000

Zhejiang Province, China	Manufacturing	16,140

(1)	These facilities are leased from related parties.

        We currently also lease approximately 130,000 square feet of retail space in Mainland China in more than 100 different locations in connection with our retail business in this market, as well as approximately 151,000 square feet of administrative office space.

ITEM 3.	LEGAL PROCEEDINGS

        We are not currently a party nor is any of our property currently the subject of any material pending legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NUS.” The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2002 and 2003 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2002	$ 11.19	$ 7.10
June 30, 2002	14.86	10.01
September 30, 2002	14.25	8.50
December 31, 2002	13.09	9.67

Quarter Ended	High	Low

March 31, 2003	$ 13.40	$ 8.82
June 30, 2003	10.50	8.75
September 30, 2003	12.90	10.22
December 31, 2003	17.98	12.77

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

        The closing price of our Class A common stock on February 27, 2004, was $19.15. The approximate number of holders of record of our Class A common stock as of February 27, 2004 was 815. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares. We have a small number of outstanding Class B shares held by one individual that were not converted to Class A shares as of December 31, 2003. These remaining Class B shares will be converted to Class A shares in connection with our annual shareholder meeting to be held in May 2004.

        We declared and paid a $0.06 per share dividend for all classes of common stock in March, June, September and December of 2002, and a $0.07 per share quarterly dividend for all classes of common stock in March, June, September and December of 2003. The board of directors declared a quarterly cash dividend of $0.08 per share. The quarterly cash dividend will be paid on March 24, 2004, to stockholders of record on March 5, 2004. Management believes that cash flows from operations will be sufficient to fund this and future dividend payments, if any.

        We expect to continue to pay dividends on our common stock. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2003 about our Class A common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	7,005,000	(1)	$ 10.68	4,952,000	(2)

Equity compensation plans not approved by security holders	--		$ --	--

Total	7,005,000		$ 10.68	4,952,000

(1)	Does not include information for options assumed in connection with acquisitions by us of other companies. As of December 31, 2003, a total of 66,000 shares of Class A common stock were issuable upon exercise of such assumed options, at a weighted-average exercise price per share of $7.62. All of these shares correspond to options we assumed in our acquisition of Pharmanex.

(2)	Consists of 4,819,000 shares available for future issuance under the Company's Second Amended and Restated 1996 Stock Incentive Plan and 133,000 shares available for future issuance under the Company's 2000 Employee Stock Purchase Plan. The authorized shares purchasable by participants under the 2000 Employee Stock Purchase Plan may be increased by 75,000 shares each year beginning in 2003 and ending in 2009.

ITEM 6.	SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of and for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 have been derived from the audited consolidated financial statements.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(U.S. dollars in thousands, except per share data)
Income Statement Data:
Revenue	$ 894,249	$ 879,758	$ 885,621	$ 964,067	$ 986,457
Cost of sales	151,681	149,342	178,083	190,868	176,545

Gross profit	742,568	730,416	707,538	773,199	809,912

Operating expenses:
Selling expenses	346,951	345,259	347,452	382,159	407,088
General and administrative expenses	265,770	294,744	288,605	285,229	289,925
Restructuring and other charges	--	--	--	--	5,592

Total operating expenses	612,721	640,003	636,057	667,388	702,605

Operating income	129,847	90,413	71,481	105,811	107,307
Other income (expense), net	(1,411)	5,993	8,380	(2,886)	432

Income before provision for income taxes	128,436	96,406	79,861	102,925	107,739
Provision for income taxes	41,742	34,706	29,548	38,082	39,863

Net income(1)	$ 86,694	$ 61,700	$ 50,313	$ 64,843	$ 67,876

Net income per share:
Basic	$ 1.00	$ 0.72	$ 0.60	$ 0.79	$ 0.86
Diluted	$ 0.99	$ 0.72	$ 0.60	$ 0.78	$ 0.85
Weighted average common shares outstanding (000s):
Basic	87,081	85,401	83,472	81,731	78,637
Diluted	87,893	85,642	83,915	83,128	79,541
Balance Sheet Data (at end of period):
Cash and cash equivalents	$ 110,162	$ 63,996	$ 75,923	$ 120,341	$ 122,568
Working capital	74,561	122,835	152,513	180,639	143,568
Total assets	643,215	590,803	582,352	611,838	623,747
Current portion of long-term debt	55,889	--	--	--	17,915
Long-term debt	89,419	84,884	73,718	81,732	147,488
Stockholders' equity	309,379	366,733	379,890	386,486	290,248

Supplemental Operating Data (at end of period):
Approximate number of active distributors(2)	510,000	497,000	558,000	566,000	678,000
Number of executive distributors(2)	21,005	21,381	24,839	27,915	29,131

(1)	In January 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Assuming no amortization of goodwill and other indefinite-lived intangibles for all periods presented prior to adoption, net income would have been $93 million, $68 million and $57 million for each of the years ended December 31, 1999, 2000, and 2001, respectively. For 2003, net income includes a pre-tax non-recurring charge of $6 million due to restructuring and other charges incurred during the third quarter.

(2)	Active distributors are those distributors who were resident in the countries in which we operated and who purchased products during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required personal and group sales volumes. Following the opening for retail business in Mainland China during 2003, active distributors includes 117,000 preferred customers and executive distributors includes 3,100 employed, full-time sales representatives.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, which are included in this Annual Report on Form 10-K.

Overview

        We are a leading, global direct selling company. We develop and distribute premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. We also market technology products and services and a line of home care products under the Big Planet brand. We had revenue of $986 million in 2003 and a global network of approximately 678,000 active independent distributors. Approximately 29,000 of our active distributors have achieved executive distributor status under our Global Compensation Plan. Our executive distributors play an important leadership role in our distribution network and are critical to the growth and profitability of our business. We develop and market branded consumer products that we believe are well suited for direct selling. Our distributors market and sell our products by educating consumers about the benefits and distinguishing characteristics of our products and by providing personalized customer service. Through dedicated research and development, we continually develop and introduce new products and enhance our existing line of products to provide our distributors with a differentiated portfolio of premium products. We are able to attract and motivate high-caliber independent distributors because of our focus on developing innovative products, our attractive global compensation system and our advanced technological distributor support.

        We currently operate in over 30 countries throughout Asia, North and South America and Europe. In 2003, approximately 89% of our revenue was generated in markets outside of the United States and is translated into U.S. dollars from each market’s local currency using quarterly weighted average exchange rates. Approximately 84% of our revenue was generated from our Asia markets, with revenue from Japan representing approximately 57% of our revenue. As a result, our financial results can be negatively impacted by the weakening of foreign currencies relative to the U.S. dollar and economic and business conditions in Asia, particularly in Japan.

        The following table sets forth revenue information by region for the time periods indicated. This table should be reviewed in connection with the tables presented under “Results of Operations,” which disclose selling expenses and other costs associated with generating the aggregate revenue presented.

	Year Ended December 31,
Revenue by Region	2001		2002		2003
	(U.S. dollars in millions)
North Asia	$ 553.9	63%	$ 593.9	62%	$ 617.7	63%
Greater China	93.4	10	104.9	11	135.5	14
North America	155.9	18	145.9	15	122.8	12
South Asia/Pacific	56.9	6	91.1	9	75.8	8
Other Markets	25.5	3	28.3	3	34.7	3

	$ 885.6	100%	$ 964.1	100%	$ 986.5	100%

        Our revenue depends upon the number and productivity of independent distributors who purchase products and sales materials from us in their local currency for resale to their customers or for personal use. Information concerning the number of active and executive distributors for the past three years is provided below under the heading “Distributor Information.” Because we distribute almost all of our products through our independent distributors, our failure to retain our existing distributors and recruit additional distributors could have an adverse effect on our revenue.

        Our business and the direct selling and nutritional supplement industries are subject to extensive governmental regulations throughout the world, which impose some restrictions on our business and create certain business risks, including the imposition of fines or suspension of our operations if we fail to comply with such regulations. Some of the more significant regulatory risks facing our business today include regulatory risks in Mainland China where we are not allowed to operate using our direct selling model and we continue to be subject to regulatory scrutiny, uncertainty regarding the status of our Pharmanex Biophotonic Scanner as a non-medical device in the United States and Japan, and efforts to enact more stringent laws and regulations related to nutritional supplements as a result of adverse publicity related to deaths associated with ephedrine, a supplement we have never marketed.

        We source the majority of our products from manufacturers located in the United States. In connection with our operations in Mainland China, we acquired a manufacturing facility in Mainland China and are manufacturing our own products for distribution in Mainland China. Cost of sales primarily consists of the cost of products purchased from third party vendors, generally in U.S. dollars, and the freight cost of shipping these products to distributors, as well as import duties for the products. Cost of sales also includes the cost of sales materials sold to distributors at or near cost. Sales materials sold to distributors at or near cost are generally purchased in local currencies. As the sales mix changes between product categories and sales materials, cost of sales and gross profit may fluctuate to some degree due primarily to the margin on each product line. Because we purchase a significant majority of our goods in U.S. dollars and recognize revenue in local currencies, we are subject to exchange rate risks in our gross margins.

        Selling expenses (previously referred to as distributor incentives), classified as operating expenses, are our most significant expense. Our global sales compensation plan is an important factor in our ability to attract and retain distributors. Selling expenses are paid to several levels of distributors on each product sale. The amount of the incentive paid varies depending on the purchaser’s position within our Global Compensation Plan. Selling expenses are paid monthly and are based upon a distributor’s personal and group product volumes, as well as the group product volumes of up to six levels of executive distributors in their downline sales organizations. Distributors also have the opportunity to make retail profits by selling the products they purchase from us at wholesale and selling them to retail customers with a retail mark-up. We do not pay commissions on these retail sales by distributors to their customers and do not recognize any revenue or commission expense from these retail sales by distributors to their retail customers. In some markets, we allow individuals who are not distributors to buy products directly from us at preferred prices. We pay commissions to the referring distributors and sales employees on these sales made directly by us to the “preferred customers.” Small fluctuations occur in the amount of incentives paid as the network of distributors actively purchasing products changes from month to month. However, due to the size of our distributor force of approximately 678,000 active distributors, the fluctuation in the overall payout is relatively small. The overall payout has typically averaged from 41% to 43% of global product sales. We also make modifications and enhancements to our compensation plan to help motivate distributors and develop leadership characteristics, which can have an impact on selling expenses. Sales materials and starter kits are not subject to selling expenses. We previously referred to

“selling expenses” as “distributor incentives” in our financial statements. The reason for the change in title is because the sales representatives in Mainland China are employees, as opposed to independent distributors.

        General and administrative expenses (previously referred to as selling, general and administrative expenses) include wages and benefits, depreciation and amortization, rents and utilities, travel, promotion and advertising including costs of distributor conventions, which are expensed in the period in which they are incurred, research and development, professional fees and other operating expenses. The most significant portion of our general and administrative expenses is labor expenses, which accounts for a majority of our total general and administrative expenses.

        Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates are 16% in Hong Kong, 25% in Taiwan, 30% in South Korea, 46% in Japan and 33% in Mainland China; however, we are currently benefiting from a tax holiday in Mainland China. We are subject to taxation in the United States at a statutory corporate federal tax rate of 35% and we also pay taxes in various states. However, we receive foreign tax credits in the United States for the amount of foreign taxes actually paid in a given period, which are utilized to reduce taxes in the United States to the extent allowed. We have historically experienced high effective foreign tax rates in comparison to the overall effective tax rate, which is due to the impact of: (1) foreign activities with pre-tax losses that provide a tax benefit in the United States, but not in the foreign jurisdictions; (2) higher tax rates in certain foreign jurisdictions, particularly Japan, which accounts for a significant portion of the foreign pre-tax income each year; and (3) the effect of foreign withholding taxes, which factor into the total tax provision, but are not based on income. We experienced a higher foreign tax rate in 2003 compared to 2002 and 2001 due to reduced taxable foreign income, coupled with consistent foreign withholding taxes, which are non-income based taxes. Our effective U.S. tax rates in comparison to our overall effective tax rate are lower due to the impact of applicable foreign tax credits in the U.S. income tax expense breakdown.

        From September 1999 to August 2003, we operated a professional employer organization that outsourced personnel and benefit services to small businesses in the United States. We sold the professional employer organization during the third quarter of 2003. Revenue for the professional employer organization consisted of service fees paid by its clients. For our professional employer organization, cost of sales included the direct costs, such as salaries, wages and other benefits, associated with the worksite employees.

Critical Accounting Policies

        The following critical accounting policies and estimates should be read in conjunction with our audited consolidated financial statements and related notes thereto. Management considers the most critical accounting policies to be the recognition of revenue, accounting for income taxes and accounting for intangible assets. In each of these areas, management makes estimates based on historical results, current trends and future projections.

        Revenue.       We recognize revenue when products are shipped, which is when title passes to our independent distributors. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5% of gross sales. A reserve for product returns is accrued based on historical experience. We classify all selling discounts as a reduction of revenue. Our Global Compensation Plan for our distributors is focused on remunerating distributors based upon the selling efforts of the distributors and their downline, and not their personal purchases.

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between us and our foreign affiliates. Deferred tax assets and liabilities are created in this process. As of December 31, 2003, we have net deferred tax assets of $74.1 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

        We are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies” and believe that we have appropriately provided for income taxes for all years. Several factors drive the calculation of our tax reserves. Some of these factors include (i) the expiration of various statutes of limitations, (ii) changes in tax law and regulations, (iii) issuance of tax rulings, and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to our reserves, which would impact our reported financial results.

        Intangible Assets. Under the provisions of Statements of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," our goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually. In addition, our intangible assets with definite lives are recorded at cost and are amortized over their respective estimated useful lives to their estimated residual vales, and are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets" (Note 5).

        We are required to make judgments regarding the useful life of our intangible assets. With the implementation of SFAS No. 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS 141 and 142 as well as an independent third party evaluation of such lives, which was conducted in 2001. These intangible assets include our trademarks and trade names, our distributor network, and our marketing rights to operate the Nu Skin business in various foreign markets. In connection with a registration statement we filed in October 2003, the Staff of the Securities and Exchange Commission has commented on and sought additional support for the indefinite life designation of these assets. This review is on-going and if it is determined that any of these assets has a finite life, we would amortize the value of that asset over the remainder of such finite life, which annual amortization expense we do not believe would be material to our operating results. The amortization expense would be a non-cash expense that would not impact the Company’s cash flow from operations.

Results of Operations

        The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2001	2002	2003

Revenue	100.0%	100.0%	100.0%
Cost of sales	20.1	19.8	17.9

Gross profit	79.9	80.2	82.1

Operating expenses:
Selling expenses	39.2	39.6	41.3
General and administrative expenses	32.6	29.6	29.4
Restructuring and other charges	--	--	0.5

Total operating expenses	71.8	69.2	71.2

Operating income	8.1	11.0	10.9
Other income (expense), net	.9	(.3)	--

Income before provision for income taxes	9.0	10.7	10.9
Provision for income taxes	3.3	4.0	4.0

Net income	5.7%	6.7%	6.9%

2003 Compared to 2002

        Revenue

                 Overview.    Revenue in 2003 increased 2% to $986.5 million from $964.1 million in 2002. Excluding the impact of changes in foreign currency exchange rates, we experienced a revenue decline of 2% for 2003 compared to 2002. This resulted from the sale of our professional employer organization in the United States in August 2003 and our transition away from certain Big Planet offerings, both of which were eliminated as part of our continued efforts to eliminate low-margin products and services. Although these actions negatively impacted 2003 to 2002 revenue comparisons by $22.0 million, we believe that they positively impacted gross and operating margins in the fourth quarter of 2003 and will continue to have a positive impact on gross and operating margins going forward.

                Revenue in 2003 was positively impacted by significant revenue growth from our expanded operations in Mainland China. In addition, growth in our U.S. nutrition business also positively impacted 2003 results. These improvements were largely offset by declines in local currency revenue in South Korea, Singapore and Malaysia, and in Japan for the year ended December 31, 2003. The negative year-over-year comparisons were related in part to the shift of attention of distributor leaders away from their home markets during the first quarter of 2003 to focus on Mainland China, the positive impact on revenue results in 2002 from distributor enthusiasm surrounding and incentives related to our planned expansion of operations in Mainland China, and geo-political conflicts and weak economic conditions. After two consecutive quarters of year-over-year declines in Japan, revenue stabilized in this market during the last half of 2003.

                In late December 2003, the Company received notification that Japanese and South Korean regulators had suspended the importation of nutritional supplements in bovine-based capsules, which includes many of our Pharmanex products. A few weeks later, Japanese regulators also determined they would no longer allow these same products to be sold by nutrition companies after February 16, 2004. As a result, we have transitioned our production to non-bovine capsules and tablets and expect all of our key Pharmanex products to remain in stock. Although we expect these measures to result in some additional expenses for production costs, inventory write-offs and expedited shipping fees during the first quarter of 2004, we do not believe that these expenses will have a material impact on our overall projected 2004 financial results.

                North Asia. The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2002	2003	Change
Japan	$ 529.8	$ 558.7	5%
South Korea	64.1	59.0	(8)

North Asia total	$ 593.9	$ 617.7	4

                Excluding the impact of changes in foreign currency exchange rates, revenue in North Asia decreased 3% in 2003 compared to 2002. In local currency, revenue in Japan decreased 2% in 2003 compared to 2002. Local currency revenue in Japan during 2003 was negatively impacted by the factors noted in “Revenue – Overview” above. In local currency, revenue in South Korea decreased 12%. The decrease in revenue in South Korea was primarily a result of the factors discussed in “Revenue – Overview” above, as well as regulatory changes requiring a modification to our sales incentive plan towards the end of 2002, which was disconcerting to our distributor leaders in this market.

                Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2002	2003	Change
Taiwan	$ 78.9	$ 73.1	(7%)
Mainland China	2.0	38.5	1,825
Hong Kong	24.0	23.9	--

Greater China total	$ 104.9	$ 135.5	29

                Revenue in Greater China increased primarily as a result of the expansion of operations in Mainland China. Foreign currency fluctuations from 2002 to 2003 did not have a notable impact on this region. Revenue in Mainland China was $38.5 million in 2003, following our expansion of retail operations and the introduction of Nu Skin branded products in Mainland China in January 2003. On a sequential basis, revenue in Mainland China increased 67% from the third quarter to the fourth quarter. This growth is attributed to an increased number of preferred customers and employed sales representatives in Mainland China. The success of our product launches and product promotions as well as our employment opportunities provide an attraction to many unemployed or underemployed sales people in Mainland China. As our business expands in Mainland China, we continue to experience government scrutiny due to our international reputation as a direct selling company. Although we conduct retail operations and not direct selling operations in Mainland China, we expect the government scrutiny to continue throughout 2004 when new direct selling laws and regulations are anticipated. For a more detailed discussion of the risks and challenges we face in Mainland China, please refer to “Notes Regarding Forward-Looking Statements”. We currently operate in a total of 23 cities in 8 provinces in Mainland China.

                The increase in revenue in Mainland China was somewhat offset by the decline in revenue in Taiwan. We believe that the SARS epidemic negatively impacted revenue in Taiwan and Hong Kong during the first half of 2003. In addition, revenue in Taiwan and Hong Kong during the second, third and fourth quarters of 2002 was positively impacted by distributor enthusiasm surrounding our planned expansion of operations in Mainland China in 2003.

                North America. The following table sets forth revenue for the North America region and its principal markets (U.S. dollars in millions):

	2002	2003	Change
United States	$ 136.6	$ 113.4	(17%)
Canada	9.4	9.4	--

North America total	$ 146.0	$ 122.8	(16)

                The decline in revenue in the United States is principally a result of a $22.0 million revenue decline in Big Planet in 2003 compared to the prior year. This decline was due primarily to the sale of our professional employer organization and the restructuring of Big Planet telecommunication products, both of which transitions are part of our continued efforts to eliminate or modify low-margin products. The North America region was also negatively impacted by year-over-year hedging losses of approximately $5.3 million in 2003 compared to hedging gains of $4.5 million in 2002 related to foreign currency forward contracts. In addition, revenue in 2002 in the United States included $6.0 million of sales to foreign distributors during the third quarter of 2002 at the global distributor convention held in the United States, which did not recur in 2003.

                Increasing distributor activity tied to the Pharmanex BioPhotonic Scanner program, a focus on signing up more consumers on monthly reorder programs, the introduction of new weight-management products and implementation of distributor leadership incentives, however, resulted in 36% growth in our Pharmanex revenue in the United States from $48.3 million in 2002 to $65.6 million in 2003, excluding sales to foreign distributors at the 2002 global convention held in the United States. Nu Skin revenue held relatively constant in 2003 compared to 2002, excluding sales to foreign distributors at the same 2002 global convention. Moreover, we experienced an 18% increase in our 2003 executive distributors in the United States and a 20% increase during 2003 of automatic delivery orders compared to 2002. Early in 2003, the FDA questioned the status of the Pharmanex BioPhotonic Scanner as a non-medical device. We believe the scanner can be marketed as a non-medical device, but the FDA has not responded yet to our request to classify the scanner as a non-medical device. In the event the FDA concludes that the scanner requires medical device clearance, this could delay or inhibit our ability to market the scanner. We currently intend to contest any conclusion by the FDA that the scanner is a medical device.

                South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2002	2003	Change
Singapore/Malaysia	$ 64.3	$ 36.7	(43%)
Thailand	13.0	22.7	75
Australia/New Zealand	11.0	13.5	23
Philippines	2.8	2.9	4

South Asia/Pacific total	$ 91.1	$ 75.8	(17)

                Excluding the impact of changes in foreign currency exchange rates, revenue in South Asia/Pacific decreased 21% in 2003 compared to 2002. The decrease in revenue in this region was due primarily to the combined decrease in Singapore and Malaysia. Both Singapore and Malaysia were opened in the last two years. We often experience a revenue contraction after an initial period of rapid revenue growth following the opening of the market. This revenue contraction occurred later than usual in Singapore and Malaysia and was more pronounced than anticipated. We believe that this was due in part to distributor enthusiasm related to the planned opening of expanded operations in Mainland China in January 2003, which drove revenue growth throughout 2002. This decrease was somewhat offset by an increase in revenue in both Thailand and combined Australia/New Zealand.

                Other Markets. The following table sets forth revenue for our Other Markets (U.S. dollars in millions):

	2002	2003	Change
Europe	$ 25.6	$ 31.9	25%
Latin America	2.7	2.8	4

Other Markets total	$ 28.3	$ 34.7	23

                This increase was primarily due to a 25% increase in revenue in Europe, which included the 17% favorable impact of currency fluctuations in 2003 compared to 2002.

      Gross profit

        Gross profit as a percentage of revenue increased to 82.1% in 2003 compared to 80.2% in 2002. Our gross profit was positively impacted by the divestiture of our professional employer organization, the decline in low-margin revenue from Big Planet, a new personal care manufacturing plant in Mainland China and the positive impact of fluctuations in foreign currency in 2003 compared to 2002. We anticipate these factors will continue to positively impact gross profit throughout 2004 with gross margins expected to range from 83.0% to 84.0% in 2004 consistent with our reported gross margin of 83.4% during the fourth quarter of 2003.

      Selling expenses

        Selling expenses as a percentage of revenue increased to 41.3% in 2003 from 39.6% in 2002. In U.S. dollars, selling expenses increased to $407.1 million in 2003 from $382.2 million in 2002. The increase in selling expenses was due to the increase of sales employee labor and commission expenses in Mainland China. In addition, selling expenses as a percent of revenue increased due to the divestiture of our professional employer organization, which paid no commissions, and by the introduction of leadership incentives in Japan and in the United States. We anticipate these factors will continue to impact our selling expenses throughout 2004 with selling expenses expected to range from 42.0% to 43.0% similar to reported results during the fourth quarter of 2003, which were 42.2%.

      General and administrative expenses

        General and administrative expenses as a percentage of revenue remained nearly level at 29.4% in 2003 from 29.6% in 2002. In U.S. dollars, general and administrative expenses increased to $289.9 million in 2003 from $285.2 million in 2002. The U.S. dollar increase during 2003 in general and administrative expenses was primarily due to the incremental costs associated with the expansion of retail operations in Mainland China in 2003, as well as the negative impact of foreign currency fluctuations on operating expenses in 2003. These increases were somewhat offset by the reduction in labor expenses resulting from our restructuring that occurred in the third quarter of 2003. We anticipate incurring distributor convention expenses of approximately $6.5 million in 2004 relating to our global distributor convention in the United States in the first quarter and approximately $4.0 million relating to our 2004 Japan distributor convention in the fourth quarter, which represents an overall increase in 2004 of approximately $6.5 million in convention expenses compared to 2003.

      Restructuring and other charges

        Restructuring and other charges of $5.6 million recorded in the third quarter of 2003 include $5.1 million of expenses resulting from an early retirement program and other employee separation charges. As a result of these employee terminations, our overall headcount was reduced by approximately 130 employees, the majority of which were employees at our U.S. headquarters. These restructuring expenses consisted primarily of severance and other compensation charges. The savings associated with these reductions in force have been refocused on revenue growth initiatives throughout the company. In connection with these restructuring charges, we also completed the divestiture of our professional employer organization operated through Big Planet resulting in a charge of approximately $0.5 million.

      Other income (expense), net

        Other income (expense), net was $0.4 million of income in 2003 compared to $2.9 million of expense in 2002. This increase in other income (expense), net of $3.3 million is primarily related to the foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes. We anticipate interest expense increasing to approximately $6.0 million in 2004 from approximately $3.0 million in 2003 resulting from additional debt incurred in October 2003.

      Provision for income taxes

        Provision for income taxes increased to $39.9 million in 2003 from $38.1 million in 2002. This increase was largely due to the increase in operating income as compared to the prior year. The effective tax rate remained at 37.0% of pre-tax income for 2003 and 2002.

      Net income

        As a result of the foregoing factors, net income increased to $67.9 million in 2003 from $64.8 million in 2002. Earnings per share were positively impacted by the repurchase of 10.8 million shares of our Class A common stock, which occurred in October 2003.

2002 Compared to 2001

        Revenue

                 Overview.     Revenue in 2002 increased 9% to $964.1 million from $885.6 million in 2001 primarily due to the growth in the North and South Asia/Pacific regions as discussed below, which was somewhat offset by the decline in the North America region. Excluding the impact of changes in exchange rates, we experienced growth of 10% for 2002 compared to the prior year. Successful new product introductions, the addition of Singapore and Malaysia in the last two years and distributor interest surrounding our expansion of retail operations in Mainland China contributed to revenue growth in 2002.

                 North Asia. The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2001	2002	Change
Japan	$ 508.1	$ 529.8	4%
South Korea	45.8	64.1	40

North Asia total	$ 553.9	$ 593.9	7

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

                 Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2001	2002	Change
Taiwan	$ 70.2	$ 78.9	12%
Hong Kong	21.7	24.0	11
Mainland China	1.5	2.0	33

Greater China total	$ 93.4	$ 104.9	12

                 Distributor interest surrounding our expansion of retail operations in Mainland China, which commenced in January 2003, spurred the growth in this region. In local currency, revenue in Taiwan increased 15%. Revenue growth in Taiwan was driven by a 27% increase in executive distributors primarily related to distributor enthusiasm throughout the Greater China region resulting from the planned retail expansion of operations in Mainland China.

                 North America. The following table sets forth revenue for the North America region and its principal markets (U.S. dollars in millions):

	2001	2002	Change
United States	$ 149.0	$ 136.6	(8%)
Canada	6.9	9.4	36

North America total	$ 155.9	$ 146.0	(6)

        This decrease in the North America region is due to the decline in revenue in the United States. The decrease in the United States is due to declines in Big Planet, including a decline of $8.9 million in 2002 in our core Big Planet revenue and a $2.7 million decline from our professional employer organization as we implemented initiatives centered on the more profitable personal care and nutritional supplement product categories. For the year, Nu Skin and Pharmanex revenue was flat, although revenue increased 19% in the fourth quarter of 2002 compared to the same period in 2001. These decreases were somewhat offset by the increase in revenue in Canada.

                South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2001	2002	Change
Singapore/Malaysia	$ 39.6	$ 64.3	62%
Thailand	6.6	13.0	97
Australia/New Zealand	7.2	11.0	53
Philippines	3.5	2.8	(20)

South Asia/Pacific total	$ 56.9	$ 91.1	60

                Excluding the impact of changes in exchange rates, our revenue in South Asia/Pacific increased 58% in 2002 compared to the prior year. Distributor interest surrounding our expansion of retail operations in Mainland China, which commenced in January 2003 and the opening of the Malaysian market in November 2001 spurred the growth in this region. The combined revenue of Singapore and Malaysia increased primarily as a result of the inclusion of a full year of operations in Malaysia in our 2002 results and distributor activity spurred over our plans to expand in Mainland China.

                Other Markets. The following table sets forth revenue for our Other Markets (U.S. dollars in millions):

	2001	2002	Change
Europe	$ 22.7	$ 25.6	13%
Latin America	2.8	2.7	(4)

Other Markets total	$ 25.5	$ 28.3	11

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

      Selling expenses

        Selling expenses (previously referred to as distributor incentives) as a percentage of revenue increased to 39.6% in 2002 from 39.2% in 2001. In U.S. dollars, selling expenses increased to $382.2 million in 2002 from $347.5 million in 2001. The decline in revenue from Big Planet products and services, which pay lower commissions than our personal care and nutritional supplement product categories, contributed to the increase in selling expenses during 2002.

      General and administrative

        General and administrative expenses (previously referred to as selling, general and administrative expenses) as a percentage of revenue decreased to 29.6% in 2002 from 32.6% in 2001. Without the impact of $10.5 million of amortization of intangibles recorded in 2001, which was not recorded in 2002 due to the implementation of SFAS No. 142, general and administrative expenses as a percentage of revenue would have been 31.4% in 2001. In 2002, we generated higher revenue while maintaining operating expenses primarily due to improved efficiencies from our cost-saving technology and automated reordering initiatives which allowed us to reduce labor expense as a percentage of revenue. These efficiencies in 2002, combined with the additional general and administrative expenses of approximately $4.0 million we incurred in 2001 for a distributor convention held in Japan, which was not held in 2002, contributed to the remaining decrease in general and administrative expenses as a percentage of revenue. In U.S. dollar terms, general and administrative expenses decreased to $285.2 million in 2002 from $288.6 million in 2001.

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

        Net income

        As a result of the foregoing factors, net income increased to $64.8 million in 2002 from $50.3 million in 2001.

Liquidity and Capital Resources

        Historically, our principal needs for funds have been for operating expenses including selling expenses, working capital (principally inventory purchases), capital expenditures and the development of operations in new markets. We have generally relied on cash flow from operations to meet our cash needs and business objectives without incurring long-term debt to fund operating activities.

        We typically generate positive cash flow from operations due to favorable gross margins, the variable nature of selling expenses, which constitute a significant percentage of operating expenses, and minimal capital requirements. We generated $109.0 million in cash from operations in 2003 compared to $111.1 million in 2002. This decrease in cash generated from operations in 2003 compared to the prior-year period is largely related to the timing of payments of a higher amount of accrued expenses, including income taxes and commissions to distributors, during the year ended December 31, 2003, compared to the same prior-year period. These accrued expenses were substantially higher at December 31, 2002 than the amounts accrued at December 31, 2001 because revenue and profitability were significantly higher in 2002 compared to 2001. The negative impact of these timing differences was somewhat offset by our improved cash flow from inventory efficiencies.

        As of December 31, 2003, working capital was $143.6 million compared to $180.6 million as of December 31, 2002. Cash and cash equivalents at December 31, 2003 were $122.6 million and were $120.3 million at December 31, 2002, following the use of $45.0 million of our cash to repurchase shares of our common stock in October 2003 and $20.0 million to pay off our revolving credit facility. This decrease in working capital was primarily due to the increase in accrued liabilities and in the current portion of long-term debt.

        Capital expenditures, primarily for equipment, including the Pharmanex BioPhotonic Scanner, computer systems and software, office furniture and leasehold improvements, were $23.5 million for the year ended December 31, 2003. In addition, we anticipate capital expenditures in 2004 of approximately $30 million to $35 million to further enhance our infrastructure, including enhancements to computer systems and software, further expansion of our retail stores, manufacturing and related infrastructure in Mainland China and approximately $15 million to $20 million in purchases of additional Pharmanex BioPhotonic Scanners, which we lease to our distributors.

        We maintain a $30.0 million revolving credit facility with Bank of America, N.A. and Bank One, N.A. for which Bank of America, N.A. acted as agent. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of our outstanding shares of Class A common stock. The revolving credit facility is set to expire on May 10, 2004.

        In August 2003, we entered into a $125.0 million multi-currency private uncommitted shelf facility with Prudential Investment Management, Inc. We utilized a portion of this shelf facility and a portion of the revolving credit facility in a transaction in October 2003 involving the repurchase of our shares of Class A common stock noted below. This portion of the long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and will be amortized in two tranches over five and seven years. As of December 31, 2003, there were no outstanding balances under our revolving credit facility. As of December 31, 2003, we had $75.0 million outstanding under our shelf facility, $5.0 million of which is included in the current portion of long-term debt.

        In addition to the $75.0 million currently outstanding under our long-term shelf facility, our long-term debt includes the long-term portion of Japanese yen-denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning in October 2004. As of December 31, 2003, the outstanding balance on the notes was 9.7 billion Japanese yen, or $90.4 million, $12.9 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries and by a pledge of 65% to 100% of the outstanding stock of our material foreign subsidiaries.

        In October 2003, we repurchased approximately 10.8 million shares of Class A common stock from certain members of our original stockholder group for approximately $141.6 million, which includes $1.6 million of related expenses. These stockholders also sold approximately 6.2 million additional shares of Class A common stock to third party investors. The transaction also included the agreement among all participants in the transaction to convert all of their remaining shares of super-voting Class B common stock to Class A common stock and their agreement not to sell shares on the open market for two years subject to certain exceptions. We financed the repurchase with $45.0 million from existing cash balances, approximately $20.0 million from our revolving credit facility, which was repaid prior to December 31, 2003, and $75.0 million in new long-term debt drawn under the $125.0 million shelf facility. The terms and conditions of the repurchase were approved by a special committee of our board of directors comprised solely of independent directors. The special committee engaged its own financial and legal advisors in connection with the repurchase transaction.

        Since August 1998, our board of directors has authorized us to repurchase up to $90.0 million of our outstanding shares of Class A common stock. The repurchases are used primarily to fund our equity incentive plans. During the year ended December 31, 2003, in addition to the transaction referenced above, we repurchased approximately 0.8 million shares of Class A common stock for an aggregate amount of approximately $8.4 million. Between August 1998 and December 31, 2003, we had repurchased a total of approximately 8.7 million shares of Class A common stock for an aggregate price of approximately $81.6 million.

        During each quarter of 2003, our board of directors declared cash dividends of $0.07 per share for all classes of common stock. These quarterly cash dividends totaled approximately $21.9 million and were paid during 2003 to stockholders of record in 2003. On January 28, 2004, the board of directors declared a dividend to be paid in March 2004 of $0.08 per share for all classes of common stock. In addition, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. Assuming a quarterly dividend declaration of $0.08 per share in 2004, dividends for the year will total approximately $24.0 million. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

        We believe we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis. We currently believe that existing cash balances together with future cash flows from operations will be adequate to fund our cash needs. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. Within the past year, however, fixed costs associated with our retail store expansion in Mainland China and our manufacture of Pharmanex BioPhotonic Scanners have increased our capital needs beyond our historical business model. In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations. Additionally, we would consider realigning our strategic plans including a reduction in capital spending and a reduction in the level of stock repurchases or dividend payments.

        The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2003 (U.S. dollars in thousands):

	Total	2004	2005-2006	2007-2008	Thereafter
Long-term debt obligations	$ 165,403	$ 17,915	$ 45,830	$ 55,830	$ 45,828
Capital lease obligations	--	--	--	--	--
Operating lease obligations(1)	60,358	11,088	21,080	18,861	9,329
Purchase obligations(2)	61,651	36,235	17,002	1,894	6,520
Other long-term liabilities reflected on balance sheet(3)	--	--	--	--	--

Total	$ 287,412	$ 65,238	$ 83,912	$ 76,585	$ 61,677

(1)	Operating leases includes corporate office and warehouse space with two entities that are owned by certain officers and directors of our company who are also founding shareholders. Total payments under these leases were $3.3 million for the year ended December 31, 2003 with remaining long-term obligations under these leases of $27.3 million.

(2)	The Company is also party to acquisition agreements pursuant to which contingent payments of up to $8.5 million and 1.2 million shares of the Company's Class A common stock may be made if certain development and revenue targets are met.

(3)	Other long-term liabilities reflected on the balance sheet primarily consist of long-term tax related balances, which totaled $52.8 million as of December 31, 2003.

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

	As of December 31, 2001		As of December 31, 2002		As of December 31, 2003
	Active	Executive	Active	Executive	Active	Executive

North Asia	319,000	16,891	322,000	17,668	321,000	17,013
Greater China(1)	74,000	2,698	73,000	3,564	187,000	5,991
North America	76,000	2,419	73,000	2,693	70,000	2,861
South Asia/Pacific	63,000	1,842	66,000	2,972	68,000	2,175
Other Markets	26,000	989	32,000	1,018	32,000	1,091

Total	558,000	24,839	566,000	27,915	678,000	29,131

(1)	Following the opening of our retail business in Mainland China during 2003, active distributors includes 117,000 preferred customers and executive distributors includes 3,100 employed, full-time sales representatives.

Quarterly Results

        The following table sets forth selected unaudited quarterly data for the periods shown:

	2002				2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(U.S. dollars in millions, except per share amounts)
Revenue	$ 216.1	$ 244.9	$ 252.9	$ 250.2	$ 219.6	$ 240.7	$ 250.2	$ 275.9
Gross profit	172.0	196.3	203.2	201.7	178.0	195.4	206.5	230.0
Operating income	20.5	30.4	25.9	29.0	19.7	25.7	24.5	37.4
Net income	12.9	18.0	15.9	18.0	12.8	16.8	15.1	23.1
Net income per share:
Basic	0.16	0.22	0.20	0.22	0.16	0.21	0.19	0.32
Diluted	0.16	0.22	0.19	0.22	0.16	0.21	0.19	0.31

Recent Accounting Pronouncements

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We have adopted this standard and it did not have a significant effect on our financial statements.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We have adopted this standard and it did not have a significant effect on our financial statements.

        In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This accounting standard will become effective beginning with the first quarter of 2004. We do not believe the adoption of this standard will have a significant effect on our financial statements.

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized primarily outside of the United States, except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our subsidiary’s primary markets is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Media reports have indicated that the Chinese government may begin to allow the RMB to float more freely against the U.S. dollar and other major currencies. A strengthening of the RMB would benefit our reported revenue and profits and a weakening of the RMB would negatively impact reported revenue and profits. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition.

        We seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency, and through our Japanese yen denominated debt. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of December 31, 2003, we had $64.3 million of these contracts with expiration dates through December 2004. All of these contracts were denominated in Japanese yen. For the year ended December 31, 2003, we recorded losses of $5.3 million in operating income, and losses of $3.2 million, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Because of our foreign exchange contracts at December 31, 2003, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

        Following are the weighted average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2002				2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Japan(1)	132.5	126.9	119.3	122.3	118.9	118.5	117.3	108.7
Taiwan	35.0	34.4	33.9	34.8	34.6	34.7	34.2	34.0
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	1,314.9	1,261.4	1,192.2	1,217.8	1,200.2	1,208.7	1,174.6	1,182.1
Singapore	1.8	1.8	1.8	1.8	1.7	1.8	1.8	1.7
Malaysia	3.8	3.8	3.8	3.8	3.8	3.8	3.8	3.8
Thailand	43.7	42.7	42.1	43.4	42.8	42.2	41.3	39.8
China(2)	--	--	--	--	8.3	8.3	8.3	8.3

(1)	As of February 27, 2004 the exchange rate of U.S. $1 into the Japanese yen was approximately 109.0.

(2)	We commenced retail operations in Mainland China in January 2003.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that existing cash and cash flow from operations will be adequate to fund cash needs;

•	the expectation that we will spend $25 million to $30 million for capital expenditures during 2004 including approximately $15 million to $20 million for purchases of additional scanners;

•	the anticipation that we will continue to declare quarterly cash dividends and that cash will be sufficient to pay future dividends;

•	our belief that additional expenses related to the transition of some of our nutritional supplements to tablet form in response to recent Japanese regulatory actions will not have a material impact on our overall projected 2004 financial results, and our expectation that all of our key Pharmanex products will remain in stock in Japan;

•	our belief that we can market the scanner as a non-medical device; and

•	our belief that the sale of our PEO and other modifications to our Big Planet strategy as well as our self-manufacturing in China will continue to have a positive impact on gross and operating margins.

        In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and factors described herein in “Item 1. – Business – Risk Factors” (which contain a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)	Our expansion of operations in Mainland China is subject to risks and uncertainties. We have been subject to significant regulatory scrutiny and have experienced challenges including interruption of sales activities at certain stores and minor fines being paid in several cases. Because of restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. We have at times received guidance from local regulators on conducting our operations including limiting the size of our training meetings, controlling the activities of our sales employees, controlling the distribution of product outside of our stores, keeping the number of sales employees at reasonable levels and limiting the involvement of our overseas distributors. While we continuously update our operating model to address these concerns, we believe we could experience similar challenges in the future as we expand operations in Mainland China and continue to work with regulators to help them understand our business model. Our operations in Mainland China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, actions by overseas distributors or local sales employees in violation of local laws could harm our efforts.

(b)	As with any new technology, we have experienced technical, production and cost issues in developing the Pharmanex BioPhotonic Scanner. In addition, the FDA has questioned its status as a non-medical device, and we are facing similar uncertainties and regulatory issues in other markets, including Japan, with respect to the status of the scanner as a non-medical device, which could delay or negatively impact our plans for the scanner in these markets. If the full launch or use of this tool is delayed or otherwise inhibited by production or development issues, or if the FDA or other domestic or foreign government agency takes formal action to prevent us from distributing the scanner as a non-medical device, this could delay our distribution of the scanner and harm our business.

(c)	Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	weakening of foreign currencies, particularly the Japanese yen;

•	political unrest or uncertainty;

•	failure of planned initiatives to generate continued interest and enthusiasm among distributors in these markets or to attract new distributors; or

•	any problems with our expansion of operations in Mainland China into new cities, increasing product offerings and attracting additional sales representatives.

(d)	The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Recent negative publicity concerning stimulant-based supplements has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any changes in regulations applicable to our business, our revenue and profitability may be harmed.

(e)	There is uncertainty whether the SARS epidemic or other communicable diseases could return this winter, particularly in those Asian markets most affected by the epidemic earlier in 2003. It is difficult to predict the impact, if any, of a recurrence of SARS on our business. Although such an event could generate increased sales of health/immune supplements and personal care products, our direct selling and retail activities and results of operations could be harmed if the fear of SARS causes people to avoid public places and interaction with one another.

(f)	Many countries have banned the importation of products that contain bovine materials sourced from locations where Bovine Spongiform Encephalopathy (BSE), commonly referred to as “mad cow disease”, has been identified. The recent discovery of BSE in a single cow in the United States prompted Japan and certain other countries to ban the importation of bovine products, including supplements encapsulated in bovine-sourced capsules. In the event we are unable to successfully continue meeting product demand with non-bovine capsules or tablets in these markets as a result of supply issues or production problems, or if we experience quality problems, this could harm our business.

(g)	Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets
(U.S. dollars in thousands, except share amounts)

	December 31,
	2002	2003
ASSETS
Current assets
Cash and cash equivalents	$ 120,341	$ 122,568
Accounts receivable	18,914	15,054
Inventories, net	88,306	83,338
Prepaid expenses and other	48,878	53,777

	276,439	276,737

Property and equipment, net	55,342	60,528
Goodwill	118,768	118,768
Other intangible assets, net	69,181	67,572
Other assets	92,108	100,142

Total assets	$ 611,838	$ 623,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 17,992	$ 18,816
Accrued expenses	77,808	96,438
Current portion of long-term debt	--	17,915

	95,800	133,169

Long-term debt	81,732	147,488
Other liabilities	47,820	52,842

Total liabilities	225,352	333,499

Stockholders' equity
Class A common stock - 500,000,000 shares authorized, $.001 par
value, 35,707,785 and 70,700,497 shares issued and outstanding	36	71
Class B common stock - 100,000,000 shares authorized, $.001 par
value, 45,362,854 and 6,466 shares issued and outstanding	45	--
Additional paid-in capital	69,803	(68,191)
Accumulated other comprehensive loss	(68,988)	(70,849)
Retained earnings	385,590	431,615
Deferred compensation	--	(2,398)

	386,486	290,248

Total liabilities and stockholders' equity	$ 611,838	$ 623,747

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2001	2002	2003
Revenue	$ 885,621	$ 964,067	$ 986,457
Cost of sales	178,083	190,868	176,545

Gross profit	707,538	773,199	809,912

Operating expenses:
Selling expenses	347,452	382,159	407,088
General and administrative expenses	288,605	285,229	289,925
Restructuring and other charges	--	--	5,592

Total operating expenses	636,057	667,388	702,605

Operating income	71,481	105,811	107,307
Other income (expense), net	8,380	(2,886)	432

Income before provision for income taxes	79,861	102,925	107,739
Provision for income taxes	29,548	38,082	39,863

Net income	$ 50,313	$ 64,843	$ 67,876

Net income per share:
Basic	$ 0.60	$ 0.79	$ 0.86
Diluted	$ 0.60	$ 0.78	$ 0.85
Weighted average common shares outstanding (000s):
Basic	83,472	81,731	78,637
Diluted	83,915	83,128	79,541

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Stockholders’ Equity
(U.S. dollars in thousands, except share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Deferred Compensation	Total Stockholders' Equity
Balance at January 1, 2001	$ 31	$ 54	$ 106,284	$ (45,347)	$ 306,458	$ (747)	$ 366,733
Net income	--	--	--	--	50,313	--	50,313
Foreign currency translation adjustments	--	--	--	(8,298)	--	--	(8,298)
Net unrealized gains on foreign currency cash flow hedges	--	--	--	8,776	--	--	8,776
Net gain reclassified into current earnings	--	--	--	(4,616)	--	--	(4,616)

Total comprehensive income							46,175
Repurchase of 2,491,000 shares of Class A common stock	(3)	--	(18,136)	--	--	--	(18,139)
Conversion of shares	5	(5)	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	--	747	747
Exercise of distributor and employee stock options	--	--	805	--	--	--	805
Cash dividends	--	--	--	--	(16,431)	--	(16,431)

Balance at December 31, 2001	33	49	88,953	(49,485)	340,340	--	379,890

Net income	--	--	--	--	64,843	--	64,843
Foreign currency translation adjustments	--	--	--	(10,031)	--	--	(10,031)
Net unrealized losses on foreign currency cash flow hedges	--	--	--	(6,567)	--	--	(6,567)
Net gain reclassified into current earnings	--	--	--	(2,905)	--	--	(2,905)

Total comprehensive income							45,340
Repurchase of 1,682,000 shares of Class A common stock (Notes 3 and 10)	(1)	--	(20,585)	--	--	--	(20,586)
Conversion of shares	4	(4)	--	--	--	--	--
Purchase of long-term assets	--	--	936	--	--	--	936
Exercise of distributor and employee stock options	--	--	1,261	--	--	--	1,261
Forfeiture of stock options	--	--	(762)	--	--	--	(762)
Cash dividends	--	--	--	--	(19,593)	--	(19,593)

Balance at December 31, 2002	36	45	69,803	(68,988)	385,590	--	386,486

Net income	--	--	--	--	67,876	--	67,876
Foreign currency translation adjustments	--	--	--	(1,736)	--	--	(1,736)
Net unrealized losses on foreign currency cash flow hedges	--	--	--	(3,171)	--	--	(3,171)
Net loss reclassified into current earnings	--	--	--	3,046	--	--	3,046

Total comprehensive income							66,015
Repurchase of 11,622,000 shares of Class A common stock (Note 10)	(12)	--	(149,997)	--	--	--	(150,009)
Conversion of shares	45	(45)	--	--	--	--	--
Issuance of employee stock awards	--	--	3,113	--	--	(3,113)	--
Amortization of deferred compensation	--	--	--	--	--	715	715
Exercise of distributor and employee stock options	2	--	8,890	--	--	--	8,892
Cash dividends	--	--	--	--	(21,851)	--	(21,851)

Balance at December 31, 2003	$ 71	$ --	$ (68,191)	$ (70,849)	$ 431,615	$ (2,398)	$ 290,248

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$ 50,313	$ 64,843	$ 67,876
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	31,679	21,602	22,369
Amortization of deferred compensation	747	--	715
(Gain)/loss on sale of assets	(2,328)	(1,328)	525
Changes in operating assets and liabilities:
Accounts receivable	(1,127)	404	3,860
Related parties receivable	215	5,971	--
Inventories, net	(2,240)	(4,051)	4,968
Prepaid expenses and other	(891)	(3,674)	11,714
Other assets	8,491	12,473	(7,965)
Accounts payable	(1,104)	3,259	824
Accrued expenses	(10,706)	14,160	1,176
Related parties payable	(1,898)	(6,967)	--
Other liabilities	3,266	4,424	2,964

Net cash provided by operating activities	74,417	111,116	109,026

Cash flows from investing activities:
Purchase of property and equipment	(15,126)	(19,026)	(23,518)
Purchase of long-term assets	--	(7,505)	--

Net cash used in investing activities	(15,126)	(26,531)	(23,518)

Cash flows from financing activities:
Payments of cash dividends	(16,431)	(19,593)	(21,851)
Repurchase of shares of common stock	(18,139)	(14,158)	(150,009)
Exercise of distributor and employee stock options	805	1,261	8,892
Proceeds from long-term debt	--	--	75,000
Proceeds from revolving credit facility	--	--	20,000
Payments on revolving credit facility	--	--	(20,000)

Net cash used in financing activities	(33,765)	(32,490)	(87,968)

Effect of exchange rate changes on cash	(13,599)	(7,677)	4,687

Net increase in cash and cash equivalents	11,927	44,418	2,227

Cash and cash equivalents, beginning of period	63,996	75,923	120,341

Cash and cash equivalents, end of period	$ 75,923	$ 120,341	$ 122,568

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

1.      The Company

        Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company. The Company develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology products and services and a line of home care products under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong (including Macau) and Taiwan; North America, which consists of the United States and Canada; South Asia/Pacific, which consists of Australia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Other Markets, which consists of Brazil, Europe, Guatemala and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

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

Inventories

        Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method. The Company had reserves for obsolete inventory totaling $6.7 million, $5.7 million and $5.4 million as of December 31, 2001, 2002 and 2003, respectively.

Property and equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

Furniture and fixtures	5 - 7 years
Computers and equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Vehicles	3 - 5 years

        Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and other intangible assets

        Under the provisions of Statements of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the Company’s goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually. In addition, the Company’s intangible assets with definite lives are recorded at cost and are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Note 5).

        The Company is required to make judgments regarding the useful life of its intangible assets. With the implementation of SFAS 142, the Company determined certain intangible assets to have indefinite lives based upon its analysis of the requirements of SFAS 142 as well as an independent third party evaluation of such lives, which was conducted in 2001. These intangible assets include trademarks and trade names, distributor network, and marketing rights to operate the Company’s business in various foreign markets. In connection with a registration statement the Company filed in October 2003, the Staff of the Securities and Exchange Commission has commented on and sought additional support for the indefinite life designation of these assets. This review is on-going and if it is determined that any of these assets has a finite life, the Company would amortize the value of that asset over the remainder of such finite life, which annual amortization expense the Company does not believe would be material to its operating results. The amortization expense would be a non-cash expense that would not impact the Company’s cash flow from operations.

Revenue recognition

        Revenue is recognized when products are shipped, which is when title passes to independent distributors who are the Company’s customers. A reserve for product returns is accrued based on historical experience. The Company generally requires cash or credit card payment at the point of sale. The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue. Our global compensation plan for our distributors does not provide rebates or selling discounts to distributors who purchase our products and services.

Advertising expense

        Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2001, 2002 and 2003 totaled approximately $1.8 million, $2.8 million and $1.4 million, respectively.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

Research and development

        The Company’s research and development activities are conducted primarily through its Pharmanex division. Research and development costs are expensed as incurred and totaled $7.1 million, $6.9 million and $6.4 million in 2001, 2002 and 2003 respectively.

Income taxes

        The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company accounts for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Net income per share

        Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented.

Foreign currency translation

        Most of the Company’s business operations occur outside the United States. The local currency of each of the Company’s subsidiary’s primary markets is considered its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted average exchange rates, and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets, and transaction gains and losses are included in other income and expense in the consolidated financial statements.

Fair value of financial instruments

        The carrying value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair values. The carrying amount of long-term debt approximates fair value because the applicable interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information.

Stock-based compensation

        The Company measures compensation expense for its stock-based employee compensation plans, which are described in Note 11. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock- based compensation granted to employees using the intrinsic value method prescribed in Accounting

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees. However, stock-based compensation granted to non-employees, such as the Company’s independent distributors and consultants, is accounted for in accordance with SFAS No. 123. On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, which amended SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock based compensation granted to employees according to the provisions of APB Opinion No. 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (U.S. dollars in thousands, except per share amounts):

	December 31,
	2001	2002	2003
Net income, as reported	$ 50,313	$ 64,843	$ 67,876
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,886)	(5,450)	(5,274)

Pro forma net income	48,427	59,393	62,602

Earnings per share:
Basic - as reported	$ 0.60	$ 0.79	$ 0.86
Basic - pro forma	$ 0.58	$ 0.73	$ 0.80

Diluted - as reported	$ 0.60	$ 0.78	$ 0.85
Diluted - pro forma	$ 0.58	$ 0.71	$ 0.79

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

Accounting for derivative instruments and hedging activities

        The Company recognizes all derivatives as either assets or liabilities, with the instruments measured at fair value as required by Statement of Financial Accounting Standards No. 133 (“SFAS 133”).

        The Company’s Subsidiaries enter into significant transactions with each other and third parties that may not be denominated in the respective Subsidiaries’ functional currencies. The Company regularly monitors its foreign currency risks and seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency exchange contracts and through certain intercompany loans of foreign currency.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

        The Company hedges its exposure to future cash flows from forecasted transactions over a maximum period of 12 months. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting treatment. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the results of operations currently. In the event that an anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the derivative in its results of operations currently.

        Changes in the fair value of derivatives are recorded in current earnings or accumulated other comprehensive loss, depending on the intended use of the derivative and its resulting designation. The gains and losses in accumulated other comprehensive loss stemming from these derivatives will be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The fair value of the receivable and payable amounts related to these unrealized gains and losses is classified as other current assets and liabilities. The Company does not use such derivative financial instruments for trading or speculative purposes. Gains and losses on certain intercompany loans of foreign currency are recorded as other income and expense in the consolidated statements of income.

New pronouncements

        In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company has adopted this standard and it did not have a significant effect on its financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has adopted this standard and it did not have a significant effect on its financial statements.

        In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This accounting standard will become effective beginning with the first quarter of 2004. The Company does not believe the adoption of this standard will have a significant effect on its financial statements.

3.       Related Party Transactions

Certain relationships with stockholder distributors

        Two stockholders of the Company have been independent distributors for the Company since 1984. These stockholders are partners in an entity that receives substantial commissions from the Company. By agreement, the Company pays commissions to this partnership at the highest level of distributor compensation. The commissions paid to this partnership were $3.5 million, $3.3 million and $3.2 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

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

Lease agreements

        The Company leases corporate office and warehouse space from two entities that are owned by certain officers and directors of the Company. Total lease payments to these two affiliated entities were $3.3 million for each of the years ended December 31, 2001, 2002 and 2003 with remaining long-term obligations under these operating leases of $29.8 million and $27.3 million at December 31, 2002 and 2003, respectively.

4.       Property and Equipment

        Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2002	2003
Furniture and fixtures	$ 37,747	$ 38,632
Computers and equipment	81,351	87,644
Leasehold improvements	28,032	36,123
Vehicles	1,939	2,580

	149,069	164,979
Less: accumulated depreciation	(93,727)	(104,451)

	$ 55,342	$ 60,528

        Depreciation of property and equipment totaled $16.6 million, $17.2 million and $18.3 million for the years ended December 31, 2001, 2002 and 2003, respectively.

5.       Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

	Carrying Amount at December 31,
Goodwill and other indefinite life intangible assets:	2002	2003
Goodwill	$ 118,768	$ 118,768
Trademarks and tradenames	22,493	22,840
Marketing rights	12,266	12,266
Distributor network	4,081	4,081

	$ 157,608	$ 157,955

	December 31, 2002		December 31, 2003
Other finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$ 22,500	$ 6,841	$ 22,500	$ 7,666
Other	25,105	10,423	27,201	13,650

	$ 47,605	$ 17,264	$ 49,701	$ 21,316

        Amortization of finite-lived intangible assets totaled $4.8 million, $4.4 million and $4.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. Annual estimated amortization expense is expected to approximate $4.5 million for each of the five succeeding fiscal years.

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

        In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the year ended December 31, 2001, to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows (U.S. dollars in thousands, except per share amounts):

2001
Reported net income	$ 50,313
Add: amortization adjustment	6,352

Adjusted	$ 56,665

Reported basic EPS	$ .60
Add: amortization adjustment	.08

Adjusted	$ .68

Reported diluted EPS	$ .60
Add: amortization adjustment	.08

Adjusted	$ .68

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

6.       Other Assets

        Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2002	2003
Deferred taxes	$ 65,708	$ 70,010
Deposits for noncancelable operating leases	14,084	15,912
Other	12,316	14,220

	$ 92,108	$ 100,142

7.       Accrued Expenses

        Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2002	2003
Income taxes payable	$ 10,761	$ 7,792
Accrued commission payments to distributors	34,627	39,405
Other taxes payable	7,860	8,916
Accrued payroll and payroll taxes	12,595	14,618
Other accruals	11,965	25,707

	$ 77,808	$ 96,438

8.       Long-Term Debt

        The Company maintains a $30.0 million revolving credit facility with Bank of America, N.A. and Bank One, N.A. for which Bank of America, N.A. acted as agent. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. The revolving credit facility is set to expire on May 10, 2004.

        In August 2003, the Company entered into a $125.0 million multi-currency private uncommitted shelf facility with Prudential Investment Management, Inc. The Company utilized a portion of this shelf facility and a portion of the revolving credit facility in a transaction involving the repurchase of its shares of Class A common stock, see Note 10. This portion of the long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and will be amortized in two tranches over five and seven years. As of December 31, 2003, there were no outstanding balances under the revolving credit facility. As of December 31, 2003, the Company had $75.0 million outstanding under the shelf facility, $5.0 million of which is included in the current portion of long-term debt.

        The Company’s debt also includes Japanese yen-denominated ten-year senior notes issued to The Prudential Insurance Company of America in 2000. These notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning in October 2004. The outstanding balance on the notes was 9.7 billion Japanese yen, or $81.7 million and $90.4 million as of December 31, 2002 and 2003, respectively. As of December 31, 2003, the current portion of this long-term debt was $12.9 million. The Japanese notes and the revolving and shelf credit facilities are

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

secured by guarantees issued by the Company’s material Subsidiaries and by a pledge of 65% to 100% of the outstanding stock of its material foreign Subsidiaries.

        Interest expense relating to the long-term debt totaled $2.5 million, $2.4 million and $3.2 million for the years ended December 31, 2001, 2002 and 2003, respectively.

        The notes and shelf facility contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type. As of December 31, 2003, the Company is in compliance with all financial covenants under the notes and shelf facility.

        Maturities of all long-term debt at December 31, 2003, based on the year end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,
2004	$ 17,915
2005	17,915
2006	27,915
2007	27,915
2008	27,915
Thereafter	45,828

Total	$ 165,403

9.      Lease Obligations

        The Company leases office space and computer hardware under noncancelable long-term operating leases. Most leases include renewal options of up to three years. Minimum future operating lease obligations at December 31, 2003 are as follows (U.S. dollars in thousands):

Year Ending December 31,
2004	$ 11,088
2005	10,713
2006	10,367
2007	9,727
2008	9,134
Thereafter	9,329

Total minimum lease payments	$ 60,358

        Rental expense for operating leases totaled $19.2 million, $21.0 million and $24.2 million for the years ended December 31, 2001, 2002 and 2003, respectively.

10.      Capital Stock

        The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share and 100 million shares of Class B common stock, par value $.001 per share. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company’s Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder. Substantially all of the Class B shares were converted to Class A shares in November 2003 and by May 2004 all remaining shares will be converted.

Weighted average common shares outstanding

        The following is a reconciliation of the weighted average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2001	2002	2003
Basic weighted average common shares outstanding	83,472	81,731	78,637
Effect of dilutive securities:
Stock awards and options	443	1,397	904

Diluted weighted average common shares outstanding	83,915	83,128	79,541

        For the years ended December 31, 2001, 2002 and 2003, other stock options totaling 2.8 million, 2.7 million and 2.9 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Repurchases of common stock

        Since August 1998, the board of directors has authorized the Company to repurchase up to $90.0 million of the Company’s outstanding shares of Class A common stock. The repurchases are used primarily to fund the Company’s equity incentive plans. During the years ended December 31, 2001, 2002 and 2003, the Company repurchased approximately 2.5 million, 1.2 million and 0.8 million shares of Class A common stock for an aggregate price of approximately $18.1 million, $14.2 million and $8.4 million, respectively, in addition to the transaction referenced below. Between August 1998 and December 31, 2003, the Company had repurchased a total of approximately 8.7 million shares of Class A common stock for an aggregate price of approximately $81.6 million.

        Additionally, in October 2003, the Company repurchased approximately 10.8 million shares of Class A common stock from certain members of the Company’s original stockholder group for approximately $141.6 million, which included $1.6 million of related expenses. These stockholders also sold approximately 6.2 million additional shares of Class A common stock to third party investors. The transaction also included the agreement among all participants in the transaction to convert all of their remaining shares of super-voting Class B common stock to Class A common stock. The terms and

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

conditions of the repurchase were approved by a special committee of the Company’s board of directors comprised solely of independent directors. The special committee engaged its own financial and legal advisors in connection with the repurchase transaction. The Company financed the repurchase with $45.0 million from existing cash balances, approximately $20.0 million from its revolving credit facility, which was repaid prior to December 31, 2003 and $75.0 million in new long-term debt drawn under the $125.0 million shelf facility.

Conversion of common stock

        During 2001, 2002 and 2003, the holders of the Class B common stock converted approximately 4.6 million, 3.5 million and 45.4 million shares of Class B common stock to Class A common stock, respectively. The conversion of 45.4 million shares of Class B common stock was part of the repurchase transaction described above. As of December 31, 2003, all but 6,466 shares of the outstanding Class B common stock had been converted to Class A common stock and by May 2004, these remaining shares will be converted to Class A common stock.

11.      Equity Incentive Plans

        During the year ended December 31, 1996, the Company’s board of directors adopted the Nu Skin Enterprises, Inc., 1996 Stock Incentive Plan (the “1996 Stock Incentive Plan”). The 1996 Stock Incentive Plan provides for granting of stock awards and options to purchase common stock to executives, other employees, independent consultants and directors of the Company and its Subsidiaries. On February 7, 2003, the board of directors authorized and the shareholders approved an amendment to the plan increasing the number of shares available for grant from 8 million to 13 million. As of December 31, 2003, approximately 8.2 million shares have been granted.

        In 2001 the Company offered to exchange certain outstanding options to purchase shares of Nu Skin’s Class A common stock held by eligible optionholders granted under the 1996 Stock Incentive Plan having an exercise price equal to or greater than $10.00 per share for new options to purchase shares of Nu Skin’s Class A common stock. A total of 90 employees tendered 950,125 options to purchase the Company’s Class A common stock, which options were cancelled on October 17, 2001, in return for commitments of new grants on the grant date of April 19, 2002. These new option grants were issued on April 19, 2002 at an exercise price of $12.45 per share.

        Effective November 21, 1996, the Company implemented a one-time distributor equity incentive program which provided for grants of options to selected distributors for the purchase of 1,605,000 shares of the Company’s Class A common stock. The options were exercisable at a price of $5.75 per share and vested one year from the effective date. The Company recorded distributor stock expense of $19.9 million over the vesting period. As of December 31, 2003, this one-time distributor equity incentive program concluded. At that date, approximately 1.2 million of these options had been exercised throughout the years of the program and the remaining options were either cancelled or forfeited.

        Pursuant to the acquisition of Pharmanex in 1998, the Company assumed outstanding options under two stock option plans. The options were converted into the right to purchase approximately 261,000 shares of the Company’s Class A common stock.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

        The deferred compensation at December 21, 2003 represents a restricted stock award of 250,000 shares of the Company’s Class A common stock granted to the Company’s newly appointed Chief Executive Officer and President in 2003, which vests over four years. The Company is amortizing this deferred expense over the vesting period. Compensation expense for this restricted stock award totaled $0.7 million in 2003.

        A summary of the Company’s stock option plans as of December 31, 2001, 2002 and 2003 and changes during the years then ended, is presented below:

	2001		2002		2003
	Shares (in 000s)	Weighted Average Exercise Price	Shares (in 000s)	Weighted Average Exercise Price	Shares (in 000s)	Weighted Average Exercise Price
Outstanding - beginning of year	5,838.9	$ 10.89	5,177.1	$ 9.84	6,824.6	$ 10.46
Granted at fair value	902.5	7.49	2,103.4	11.90	1,728.1	10.82
Exercised	(138.0)	5.76	(204.5)	6.34	(1,289.8)	6.82
Forfeited/canceled	(1,426.3)	13.03	(251.4)	13.25	(491.0)	6.34

Outstanding - end of year	5,177.1	9.84	6,824.6	10.46	6,771.9	11.54

Options exercisable at year-end	2,501.7	$ 9.76	3,349.1	$ 9.60	3,225.0	$ 11.44

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Years Remaining	Shares (in 000s)	Weighted Average Exercise Price
$0.92 to $5.75	89.2	$ 5.40	4.79	89.2	$ 5.40
$6.50 to $11.00	2,974.5	8.21	7.42	1,650.1	7.84
$11.50 to $16.00	2,838.7	12.38	8.31	926.9	12.79
$17.00 to $28.50	869.5	20.82	7.49	558.8	20.82

	6,771.9	11.54	7.49	3,225.0	11.44

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2001		2002		2003
Risk-free interest rate	4.5%		3.6%		2.7%
Expected life	2.9	years	3.3	years	3.8	years
Expected volatility	60.0%		52.7%		54.2%
Expected dividend yield	2.8%		2.2%		2.3%

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

        The weighted-average grant date fair values of options granted during 2001, 2002 and 2003 were $3.12, $4.18 and $3.92, respectively.

        Effective February 1, 2000, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 200,000 shares of Class A common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Class A common stock on every April 30, July 31, October 31 or January 31 (the “Purchase Date”). The price of the Class A common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Class A common stock on the commencement date of each three-month offering period or Purchase Date. During 2003, approximately 19,000 shares were purchased at prices ranging from $7.61 to $9.72 per share. At December 31, 2003, approximately 133,000 shares were available under the Purchase Plan for future issuance.

12.      Income Taxes

        Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2001, 2002 and 2003 (U.S. dollars in thousands):

	2001	2002	2003
U.S.	$ 45,266	$ 68,540	$ 102,341
Foreign	34,595	34,385	5,398

Total	$ 79,861	$ 102,925	$ 107,739

        The provision for current and deferred taxes for the years ended December 31, 2001, 2002 and 2003 consists of the following (U.S. dollars in thousands):

	2001	2002	2003

Current
Federal	$ 1,812	$ 2,800	$ 1,709
State	2,078	4,548	3,049
Foreign	25,529	26,957	57,573

	29,419	34,305	62,311
Deferred
Federal	3,330	6,819	16,641
State	(242)	(1,268)	676
Foreign	(2,959)	(1,774)	(39,765)

	129	3,777	(22,448)

Provision for income taxes	$ 29,548	$ 38,082	$ 39,863

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

        The principal components of deferred tax assets are as follows (U.S. dollars in thousands):

	December 31, 2002	December 31, 2003

Deferred tax assets:
Inventory differences	$ 5,878	$ 4,390
Foreign tax credit	26,286	10,810
Distributor stock options and employee stock awards	4,484	48
Capitalized legal and professional	793	679
Accrued expenses not deductible until paid	21,931	20,097
Withholding tax	3,587	3,773
Minimum tax credit	16,143	18,380
Foreign deferred tax assets	--	18,919
Net operating losses	3,122	1,103
Controlled foreign corporation net losses	5,962	6,465
Capitalized research and development	6,856	8,803
Prepaid selling expenses	10,385	10,992
Other	--	2,200

Total deferred tax assets	105,427	106,659

Deferred tax liabilities:
Foreign deferred tax	20,846	--
Exchange gains and losses	9,881	7,762
Pharmanex intangibles step-up	16,542	16,256
Amortization of intangibles	2,975	4,410
Other	6,005	4,115

Total deferred tax liabilities	56,249	32,543

Deferred taxes, net	$ 49,178	$ 74,116

        The components of deferred taxes, net on a classified basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2002	2003
Current deferred tax assets	$ 39,719	$ 36,649
Noncurrent deferred tax assets	65,708	70,010

Total deferred tax assets	105,427	106,659

Current deferred tax liabilities	10,665	1,369
Noncurrent deferred tax liabilities	45,584	31,174

Total deferred tax liabilities	56,249	32,543

Deferred taxes, net	$ 49,178	$ 74,116

        The Company has considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required.

        The net operating loss carryforwards expire in 2018, while the foreign tax credits expire during the years 2004 and 2005. Utilization of these loss and credit carryforwards is subject to annual limitations; however, management believes that it is more likely than not that the Company will generate sufficient

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

taxable income in the appropriate carry forward periods to realize the benefit of the net deferred tax assets.

        The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. The Company accounts for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

        The actual tax rate for the years ended December 31, 2001, 2002 and 2003 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2001	2002	2003
Income taxes at statutory rate	35.00%	35.00%	35.00%
Foreign tax credit limitation (benefit)	--	.20	(1.80)
Non-deductible expenses	2.14	.22	.16
Branch remittance gains and losses	(.85)	(.55)	(.38)
Distributor stock options and employee stock awards	--	--	1.94
Other	.71	2.13	2.08

	37.00%	37.00%	37.00%

13.      Employee Benefit Plan

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 15% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who work a minimum of 1,000 hours per year, who have completed at least one year of service and who are 21 years of age or older are qualified to participate in the plan. The Company matches 100% of the first 2% and 50% of the next 2% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 25% per year over four years. The Company’s contribution totaled $1,038,000, $1,249,000 and $1,125,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

14.      Executive Deferred Compensation Plan

        The Company has an executive deferred compensation plan for select management personnel. Under this plan, the Company currently makes a contribution of 10% of each participant’s salary. In addition, each participant has the option to defer a portion of their compensation up to a maximum of 100% of their compensation. Participant contributions are immediately vested. Company contributions vest based on the earlier of (a) attaining 60 years of age, (b) continuous employment of 20 years or (c) death or disability. The Company’s contribution totaled $338,000, $367,000 and $554,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The Company had accrued $1.6 million and $3.3 million as of December 31, 2002 and 2003, respectively, related to the Executive Deferred Compensation Plan.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

15.       Derivative Financial Instruments

        At December 31, 2002 and 2003, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $124.6 million and $64.3 million, respectively, to hedge forecasted foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of December 31, 2002 and 2003, $3.7 million of net unrealized losses and $3.9 million of net unrealized loss, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at December 31, 2003 have maturities through December 2004 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The pre-tax net gains on foreign currency cash flow hedges recorded in current earnings were $7.6 million and $4.5 million for the years ended December 31, 2001 and 2002, respectively, and the pre-tax net loss on foreign currency cash flow hedges recorded in current earnings was $5.3 million for the year ended December 31, 2003.

        During 2001, 2002 and 2003, the Company did not have any gains or losses related to hedging ineffectiveness. Additionally, no component of gains and losses was excluded from the assessment of hedging effectiveness. During 2001, 2002 and 2003, the Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

16.       Supplemental Cash Flow Information

        Cash paid for interest totaled $2.4 million, $2.3 million and $2.7 million for the years ended December 31, 2001, 2002 and 2003, respectively. Cash paid for income taxes totaled $18.4 million, $18.8 million and $26.6 million for the years ended December 31, 2001, 2002 and 2003, respectively.

17.      Segment Information

        The Company operates in a single reportable operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market except for our operations in Mainland China. In Mainland China, we utilize an employed sales force to sell our products through fixed retail locations. The Company’s largest expense (selling expenses) is the commissions and Mainland China sales employee expenses paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not prepare or use profitability reports on a segment basis for making business decisions. However, the Company does

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

recognize revenue in five geographic regions: North Asia, Greater China, North America, South Asia/Pacific and Other Markets.

        Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Revenue
North Asia	$ 553,910	$ 593,860	$ 617,677
Greater China	93,405	104,877	135,535
North America	155,935	145,952	122,762
South Asia/Pacific	56,885	91,110	75,816
Other Markets	25,486	28,268	34,667

Total	$ 885,621	$ 964,067	$ 986,457

        Revenue generated by each of its three product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Revenue
Nu Skin	$ 423,707	$ 470,567	$ 476,150
Pharmanex	396,307	439,019	472,107
Big Planet	65,607	54,481	38,200

Total	$ 885,621	$ 964,067	$ 986,457

        Additional information as to the Company’s operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

Revenue

        Revenue from the Company’s operations in Japan totaled $508,141, $529,740 and $558,654 for the years ended December 31, 2001, 2002 and 2003, respectively. Revenue from the Company’s operations in the United States totaled $148,975, $136,580 and $113,340 for the years ended December 31, 2001, 2002 and 2003, respectively.

Long-lived assets

        Long-lived assets in Japan were $20,210 and $18,553 as of December 31, 2002 and 2003, respectively. Long-lived assets in the United States were $276,030 and $286,659 as of December 31, 2002 and 2003, respectively.

18.       Restructuring and Other Charges

        During the third quarter of 2003, the Company recorded restructuring and other charges of $5.6 million, including $5.1 million of expenses relating to an early retirement program and other employee separation charges. As a result, the Company’s overall headcount was reduced by approximately 130 employees, the majority of which were related to the elimination of positions at the Company’s U.S. headquarters. These expenses consisted primarily of severance and other compensation charges. The

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

Company also completed the divestiture of its professional employer organization resulting in a charge of approximately $0.5 million. Revenue from the professional employer organization totaled $24.7 million, $22.0 million and $9.1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

        The components of restructuring and other charges are summarized as follows (U.S. dollars in thousands):

	Total Incurred During the Third Quarter 2003	Amounts Paid in 2003	Accrued as of December 31, 2003

Severance and other compensation	$ 5,067	$ 4,114	$ 953
Other	525	415	110

Total	$ 5,592	$ 4,529	$ 1,063

        This amount accrued as of December 31, 2003 is included within accrued liabilities, the majority of which is expected to be paid by March 31, 2004.

19.      Commitments and Contingencies

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

20.      Purchase of Long–Term Assets

        In March 2002, the Company acquired the exclusive rights to a new laser technology related to measuring the level of certain antioxidants. The acquisition consisted of cash payments of $4.8 million (including acquisition costs) and the issuance of 106,667 shares of the Company’s Class A common stock valued at approximately $900,000. In addition, the acquisition includes contingent cash payments up to $8.5 million and up to 1.2 million shares of the Company’s Class A common stock if certain development and revenue targets are met.

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

        In April 2002, the Company acquired First Harvest International, LLC, a small dehydrated food manufacturer. The Company paid a total of $2.7 million including the assumption of certain liabilities for this transaction.

21.      Subsequent Event

        In January 2004, the board of directors declared a quarterly cash dividend of $0.08 per share for all classes of common stock to be paid on March 24, 2004 to stockholders of record on March 5, 2004.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Salt Lake City, Utah

March 15, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.	CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

        Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2003, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

        The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference to our Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission not later than April 30, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Exhibits: The following Exhibits are filed with this Form 10-K (reference to the “Company” shall mean Nu Skin Enterprises, Inc.):

Exhibit
Number	Exhibit Description

2.1	Agreement and Plan of Merger as of March 6, 2002 by and among the Company, Niksun Acquisition Corporation, a subsidiary of the Company, Worldwide Nutritional Science, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

3.3	Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1).

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716) (the "Form S-3")).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1).

10.1	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.2	First Amendment to Note Purchase Agreement between Nu Skin Enterprises, Inc. and The Prudential Insurance Company of America dated May 1, 2002 (incorporated by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America.

10.4	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.5	Pledge Amendments executed by the Company dated December 31, 2003.

Exhibit
Number	Exhibit Description

10.6	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.7	Amendment to Collateral Agency and Intercreditor Agreement dated May 10, 2000, among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.8	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003).

10.9	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.10	First Amendment dated December 14, 2001 to the Credit Agreement dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.11	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent.

10.12	Reconstituted Stock Purchase Agreement dated as of March 6, 2002 by and between Nutriscan, Inc., Worldwide Nutritional Sciences, Inc. and each of the Stockholders of Nutriscan, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.13	Membership Interest Purchase Agreement dated as of April 19, 2002, by and among the Company and the members of First Harvest International, LLC (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

Exhibit
Number	Exhibit Description

10.14	Amendment and Release Agreement dated as of November 30, 2002, by and among the Company and the members of First Harvest International, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.15	Sale and Purchase Agreement between the Company and Dató Mohd Nadzmi Bin Mohd Sulleh dated August 17, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.16	Sale and Purchase Agreement between the Company and Kiow Kim Yoon, Frankie Kiow dated August 17, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.17	Shareholders Agreement among the Company, Dató Mohd Nadzmi Bin Mohd Sulleh and Kiow Kim Yoon Frankie Kiow dated effective as of September 25, 2001 (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.18	Sale & Purchase Agreement between Nu Skin Enterprises, Inc. and Datuk Mohd Nadzmi Bin Mohd Salleh entered into the 25th day of June, 2002 to be effective September 28, 2001 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.19	Supplemental Agreement dated September 28, 2001, to the Sale and Purchase of Shares Agreement dated August 17, 2001 between Nu Skin Enterprises, Inc. and Mr. Kiow Kim Yoon (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.20	Supplemental Agreement dated September 28, 2001, to the Sale and Purchase of Shares Agreement between Nu Skin Enterprises, Inc. and Dato’ Mohd Nadzmi Bin Mohd Salleh (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.21	Form of Memorandum of Charge entered into by Nu Skin Enterprises, Inc. and Dato’ Mohd Nadzmi Bin Kohd Salleh and Nu Skin Enterprises, Inc. and Kiow Kim Yoon, Frankie (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.22	Management Services Agreement dated June 20, 2002 between Nu Skin International Management Group, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit
Number	Exhibit Description

10.23	Distribution Agreement dated June 20, 2002 between Nu Skin Enterprises Hong Kong, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	Trademark Licensing Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.25	License Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.26	Addendum to Distributor Agreement dated as of March 18, 1986 by and among Nu Skin International, Inc., Clara and James McDermott, Craig Tillotson and Craig Bryson (incorporated by reference to Exhibit 10.50 to Amendment No. 2 to the Company Registration Statement on Form S-3 filed July 22, 2002 (File No. 333-90716)).

10.27	Stock Purchase Agreement between Nedra Roney and Nu Skin Enterprises, Inc. dated May 3, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.28	Distributor Stock Option Payment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.29	Master Lease Agreement dated January 16th 2003 by and between the Company and Scrub Oak, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.31	Master Lease Agreement dated January 16, 2003 by and between the Company and Aspen Country, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.32	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit
Number	Exhibit Description

10.33	Form of Indemnification Agreement to be entered into by and among the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1).

10.34	Employment Agreement by and between Pharmanex and Joseph Chang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.35	Amendment to Employment Agreement by and between Pharmanex and Joseph Chang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.36	Form of Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.37	Amendment in Total and Complete Restatement of Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.38	Form of Deferred Compensation Plan (New Form) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.39	Amendment in Total and Complete Restatement of NSI Compensation Trust (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.40	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (corrected version) (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.41	Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.42	Base Form of Master Stock Option Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.43	Summary Description of Nu Skin Japan Director Retirement Allowance Plan (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Exhibit Description

10.44	Country/Region Executive-Incentive Plan (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.45	Employment Letter with Truman Hunt (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.46	Letter of Understanding with Corey Lindley effective August 8, 2002 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.47	Letter of Understanding with Corey Lindley effective December 22, 2003 (Supplementing Letter of Understanding effective August 8, 2002).

10.48	Consulting Agreement between the Company and Woodclyffe Group, LLC effective April 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.49	Amendment #1 to Consulting Agreement dated July 31, 2003 between the Company and Woodclyffe Group, LLC.

10.50	Early Retirement Plan and Related Forms (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.51	Amended and Restated Registration Rights Agreement, dated as of September 18, 2003, by and among Nu Skin Enterprises, Inc., Sandra N. Tillotson, The Sandra N. Tillotson Family Trust and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed October 20, 2003).

10.52	Private Shelf Agreement, dated as of August 26, 2003, between Nu Skin Enterprises, Inc. and Prudential Investment Management, Inc. (the “Private Shelf Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.53	First Amendment to Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc.

10.54	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement.

Exhibit
Number	Exhibit Description

10.55	Stock Acquisition Agreement, dated as of August 1, 2003, by and among Nu Skin Enterprises, Inc., Orrin T. Colby, III and Cygnus Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.56	Stock Repurchase Agreement, dated as of October 22, 2003, between the Company and certain of its shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.57	Registration Rights Agreement dated as of October 22, 2003, by and among the Company and certain third party purchasers of the Company’s stock shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.58	Form of Lock-up Agreement executed by certain of the Company’s shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.59	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan

10.60	Nu Skin Enterprises, Inc. Executive Incentive Plan, last revised January 1, 2004.

10.61	Restricted Stock Purchase Agreement between the Company and Truman Hunt.

10.62	Employment Letter with Robert Conlee effective November 26, 2003.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit Description

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	On October 23, 2003, the Company filed a Current Report on Form 8-K under Item 12, “Results of Operations and Financial Condition”, wherein the Company furnished its press release announcing its results of operations for the three and nine months ended September 30, 2003.

On October 23, 2003, the Company filed a Current Report on Form 8-K under Item 5, “Other Events”, wherein the company reported the execution of an agreement to repurchase approximately 10.8 million shares of its common stock from certain members of the company’s original shareholder group, as well as the negotiation by the same shareholder group of a private sale of approximately 6.2 million additional shares of common stock to third party investors.

On October 27, 2003, the Company filed a Current Report on Form 8-K under Item 5, “Other Events”, wherein the company reported the closing of the previously announced stock repurchase and private resale of common stock, and also reported the names of the participating shareholders and post-transaction beneficial ownership of shares.

On November 17, 2003, the Company filed a Current Report on Form 8-K under Item 9, “Regulation FD Disclosure”, wherein the company furnished a copy of a mid-year report containing financial highlights for the first six months of 2003 being presented to investors and analysts.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

NU SKIN ENTERPRISES, INC.

By:    /s/  M. Truman Hunt
         M. Truman Hunt, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2004.

Signatures	Capacity in Which Signed
/s/ Blake M. Roney
Blake M. Roney	Chairman of the Board

/s/ M. Truman Hunt	Chief Executive Officer and Director
M. Truman Hunt	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Sandra N. Tillotson
Sandra N. Tillotson	Senior Vice President, Director

/s/ Brooke B. Roney
Brooke B. Roney	Senior Vice President, Director

/s/ Daniel W. Campbell
Daniel W. Campbell	Director

/s/ E. J. "Jake" Garn
E. J. "Jake" Garn	Director

/s/ Paula F. Hawkins
Paula F. Hawkins	Director

/s/ Andrew D. Lipman
Andrew D. Lipman	Director

/s/ Jose Ferreira, Jr.
Jose Ferreira, Jr.	Director

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Agreement and Plan of Merger as of March 6, 2002 by and among the Company, Niksun Acquisition Corporation, a subsidiary of the Company, Worldwide Nutritional Science, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

3.3	Certificate of Designation, Preferences and Relative Participating, Optional, and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1).

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716) (the "Form S-3")).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1).

10.1	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.2	First Amendment to Note Purchase Agreement between Nu Skin Enterprises, Inc. and The Prudential Insurance Company of America dated May 1, 2002 (incorporated by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America.

10.4	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.5	Pledge Amendments executed by the Company dated December 31, 2003.

10.6	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.7	Amendment to Collateral Agency and Intercreditor Agreement dated May 10, 2000, among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.8	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003).

10.9	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.10	First Amendment dated December 14, 2001 to the Credit Agreement dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.11	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent.

10.12	Reconstituted Stock Purchase Agreement dated as of March 6, 2002 by and between Nutriscan, Inc., Worldwide Nutritional Sciences, Inc. and each of the Stockholders of Nutriscan, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.13	Membership Interest Purchase Agreement dated as of April 19, 2002, by and among the Company and the members of First Harvest International, LLC (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.14	Amendment and Release Agreement dated as of November 30, 2002, by and among the Company and the members of First Harvest International, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.15	Sale and Purchase Agreement between the Company and Dató Mohd Nadzmi Bin Mohd Sulleh dated August 17, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.16	Sale and Purchase Agreement between the Company and Kiow Kim Yoon, Frankie Kiow dated August 17, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.17	Shareholders Agreement among the Company, Dató Mohd Nadzmi Bin Mohd Sulleh and Kiow Kim Yoon Frankie Kiow dated effective as of September 25, 2001 (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.18	Sale & Purchase Agreement between Nu Skin Enterprises, Inc. and Datuk Mohd Nadzmi Bin Mohd Salleh entered into the 25th day of June, 2002 to be effective September 28, 2001 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.19	Supplemental Agreement dated September 28, 2001, to the Sale and Purchase of Shares Agreement dated August 17, 2001 between Nu Skin Enterprises, Inc. and Mr. Kiow Kim Yoon (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.20	Supplemental Agreement dated September 28, 2001, to the Sale and Purchase of Shares Agreement between Nu Skin Enterprises, Inc. and Dato’ Mohd Nadzmi Bin Mohd Salleh (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.21	Form of Memorandum of Charge entered into by Nu Skin Enterprises, Inc. and Dato’ Mohd Nadzmi Bin Kohd Salleh and Nu Skin Enterprises, Inc. and Kiow Kim Yoon, Frankie (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.22	Management Services Agreement dated June 20, 2002 between Nu Skin International Management Group, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.23	Distribution Agreement dated June 20, 2002 between Nu Skin Enterprises Hong Kong, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	Trademark Licensing Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.25	License Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.26	Addendum to Distributor Agreement dated as of March 18, 1986 by and among Nu Skin International, Inc., Clara and James McDermott, Craig Tillotson and Craig Bryson (incorporated by reference to Exhibit 10.50 to Amendment No. 2 to the Company Registration Statement on Form S-3 filed July 22, 2002 (File No. 333-90716)).

10.27	Stock Purchase Agreement between Nedra Roney and Nu Skin Enterprises, Inc. dated May 3, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.28	Distributor Stock Option Payment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.29	Master Lease Agreement dated January 16th 2003 by and between the Company and Scrub Oak, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.31	Master Lease Agreement dated January 16, 2003 by and between the Company and Aspen Country, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.32	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.33	Form of Indemnification Agreement to be entered into by and among the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1).

10.34	Employment Agreement by and between Pharmanex and Joseph Chang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.35	Amendment to Employment Agreement by and between Pharmanex and Joseph Chang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.36	Form of Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.37	Amendment in Total and Complete Restatement of Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.38	Form of Deferred Compensation Plan (New Form) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.39	Amendment in Total and Complete Restatement of NSI Compensation Trust (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.40	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (corrected version) (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.41	Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.42	Base Form of Master Stock Option Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.43	Summary Description of Nu Skin Japan Director Retirement Allowance Plan (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.44	Country/Region Executive-Incentive Plan (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.45	Employment Letter with Truman Hunt (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.46	Letter of Understanding with Corey Lindley effective August 8, 2002 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.47	Letter of Understanding with Corey Lindley effective December 22, 2003 (Supplementing Letter of Understanding effective August 8, 2002).

10.48	Consulting Agreement between the Company and Woodclyffe Group, LLC effective April 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.49	Amendment #1 to Consulting Agreement dated July 31, 2003 between the Company and Woodclyffe Group, LLC.

10.50	Early Retirement Plan and Related Forms (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.51	Amended and Restated Registration Rights Agreement, dated as of September 18, 2003, by and among Nu Skin Enterprises, Inc., Sandra N. Tillotson, The Sandra N. Tillotson Family Trust and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed October 20, 2003).

10.52	Private Shelf Agreement, dated as of August 26, 2003, between Nu Skin Enterprises, Inc. and Prudential Investment Management, Inc. (the “Private Shelf Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.53	First Amendment to Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc.

10.54	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.55	Stock Acquisition Agreement, dated as of August 1, 2003, by and among Nu Skin Enterprises, Inc., Orrin T. Colby, III and Cygnus Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.56	Stock Repurchase Agreement, dated as of October 22, 2003, between the Company and certain of its shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.57	Registration Rights Agreement dated as of October 22, 2003, by and among the Company and certain third party purchasers of the Company’s stock shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.58	Form of Lock-up Agreement executed by certain of the Company’s shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.59	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan

10.60	Nu Skin Enterprises, Inc. Executive Incentive Plan, last revised January 1, 2004.

10.61	Restricted Stock Purchase Agreement between the Company and Truman Hunt.

10.62	Employment Letter with Robert Conlee effective November 26, 2003.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.