Form 10-Q
period 2004-03-31
NU SKIN ENTERPRISES INC
filed 2004-05-10
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 011-12421

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		87-0565309 (IRS Employer Identification Number)
75 West Center Street Provo, UT 84601 (Address of principal executive offices and zip code) (801) 345-1000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒          No    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☒          No    ☐

        As of May 1, 2004, 71,478,517 shares of the registrant’s Class A common stock, $.001 par value per share and no shares of the registrant’s Class B common stock were outstanding.

NU SKIN ENTERPRISES, INC.

2004 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.

-i-

PART I.       FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 135,363	$ 122,568
Accounts receivable	18,123	15,054
Inventories, net	93,862	83,338
Prepaid expenses and other	51,151	60,163

	298,499	281,123

Property and equipment, net	61,870	60,528
Goodwill	118,768	118,768
Other intangible assets, net	66,568	67,572
Other assets	58,170	63,068

Total assets	$ 603,875	$ 591,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 17,676	$ 18,816
Accrued expenses	91,682	95,068
Current portion of long-term debt	18,287	17,915

	127,645	131,799

Long-term debt	149,723	147,488
Other liabilities	21,202	21,524

Total liabilities	298,570	300,811

Stockholders' equity
Class A common stock - 500,000,000 shares authorized, $.001 par value,
71,366,316 and 70,700,497 shares issued and outstanding	71	71
Additional paid-in capital	(61,411)	(68,191)
Accumulated other comprehensive loss	(71,492)	(70,849)
Retained earnings	440,341	431,615
Deferred compensation	(2,204)	(2,398)

	305,305	290,248

Total liabilities and stockholders' equity	$ 603,875	$ 591,059

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Revenue	$ 263,988	$ 219,632
Cost of sales	43,923	41,609

Gross profit	220,065	178,023

Operating expenses:
Selling expenses	112,582	88,036
General and administrative expenses	83,634	70,273

Total operating expenses	196,216	158,309

Operating income	23,849	19,714
Other income (expense), net	(865)	576

Income before provision for income taxes	22,984	20,290
Provision for income taxes	8,504	7,507

Net income	$ 14,480	$ 12,783

Net income per share (Note 3):
Basic	$ 0.20	$ 0.16
Diluted	$ 0.20	$ 0.16

Weighted average common shares outstanding:
Basic	70,691	80,790
Diluted	72,467	82,207

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Cash flows from operating activities:
Net income	$ 14,480	$ 12,783
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,083	5,457
Amortization of deferred compensation	194	130
Changes in operating assets and liabilities:
Accounts receivable	(3,069)	2,234
Inventories, net	(10,524)	(3,484)
Prepaid expenses and other	5,824	(1,153)
Other assets	868	(875)
Accounts payable	(1,140)	4,326
Accrued expenses	4,334	(22,450)
Other liabilities	363	3,608

Net cash provided by operating activities	17,413	576

Cash flows from investing activities:
Purchase of property and equipment	(5,930)	(6,179)

Net cash used in investing activities	(5,930)	(6,179)

Cash flows from financing activities:
Exercise of distributor and employee stock options	5,034	178
Payments of cash dividends	(5,754)	(5,647)
Repurchase of shares of common stock	—	(5,946)

Net cash used in financing activities	(720)	(11,415)

Effect of exchange rate changes on cash	2,032	544

Net increase (decrease) in cash and cash equivalents	12,795	(16,474)

Cash and cash equivalents, beginning of period	122,568	120,341

Cash and cash equivalents, end of period	$ 135,363	$ 103,867

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Finanical Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global, direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology products and services under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong and Taiwan; North America, which consists of the United States and Canada; South Asia/Pacific, which consists of Australia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Other Markets, which consists of Brazil, Europe, Guatemala and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	STOCK–BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans. Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees. However, stock-based compensation granted to non-employees, such as the Company’s independent distributors and consultants, is accounted for in accordance with SFAS No. 123. On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock-based compensation

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Finanical Statements

granted to employees according to the provisions of APB Opinion No. 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income, as reported	$ 14,480	$ 12,783
Deduct: Total compensation expense determined under fair value based method for all options, net of related tax effects	(1,551)	(1,396)

Pro forma net income	$ 12,929	$ 11,387

Earnings per share:
Basic — as reported	$ 0.20	$ 0.16
Basic — pro forma	$ 0.18	$ 0.14

Diluted — as reported	$ 0.20	$ 0.16
Diluted — pro forma	$ 0.18	$ 0.14

3.	NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2004 and 2003, other stock options totaling 0.8 million and 3.6 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Earnings per share were positively impacted by the repurchase of 10.8 million shares of our Class A common stock, which occurred in October 2003.

4.	DIVIDENDS PER SHARE

In January 2004, the board of directors declared a quarterly cash dividend of $0.08 per share for all classes of common stock. This quarterly cash dividend of approximately $5.8 million was paid on March 24, 2004, to stockholders of record on March 5, 2004.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2004 and December 31, 2003, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $82.4 million and $64.3 million, respectively, to hedge foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of March 31, 2004 and December 31, 2003, $3.7 million of net unrealized losses and $3.9 million of net unrealized losses, net of related taxes,

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Finanical Statements

respectively, were recorded in accumulated other comprehensive loss. The contracts held at March 31, 2004 have maturities through February 2005 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The Company recognized pre-tax net losses on foreign currency cash flow hedges of $2.7 million and $1.3 million for the three-month periods ended March 31, 2004 and 2003, respectively, which were recorded primarily as an offset to revenue in Japan.

6.	REPURCHASE OF COMMON STOCK

During the three-month period ended March 31, 2004, the Company did not repurchase any shares of its Class A common stock under its open market repurchase plan. During the three-month period ended March 31, 2003, the Company repurchased approximately 559,000 shares of Class A common stock under the plan for approximately $5.9 million.

7.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2004 and 2003, were as follows (in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income	$ 14,480	$ 12,783

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(816)	(955)
Net unrealized gain (loss) on foreign
currency cash flow hedges	(1,529)	200
Net loss reclassified into current earnings	1,702	756

Comprehensive income	$ 13,837	$ 12,784

8.	SEGMENT INFORMATION

The Company operates in a single reportable operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market except for its operations in Mainland China. In Mainland China the Company utilizes an employed sales force to sell its products through fixed retail locations. The Company’s largest expense (selling expenses) is the commissions and Mainland China sales employee expenses paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, North America, South Asia/Pacific and Other Markets. Revenue generated in each of these regions is set forth below (in thousands):

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Finanical Statements

Revenue:	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
North Asia	$ 150,055	$ 134,095
Greater China	47,575	26,712
North America	37,562	32,802
South Asia/Pacific	19,677	17,902
Other Markets	9,119	8,121

Total	$ 263,988	$ 219,632

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These reclassifications match the hedging gains and losses associated with the Japanese yen to the North Asia region, which were previously classified under the North America region.

Additional information as to the Company’s operations in the most significant geographical areas is set forth below (in thousands):

Revenue
Revenue from the Company’s operations in Japan totaled $134,304 and $120,731 for the three-month periods ended March 31, 2004 and 2003, respectively. Revenue from the Company’s operations in the United States totaled $35,126 and $30,366 for the three-month periods ended March 31, 2004 and 2003, respectively.

Long-lived assets
Long-lived assets in Japan were $18,219 and $18,553 as of March 31, 2004 and December 31, 2003, respectively. Long-lived assets in the United States were $281,239 and $286,659 as of March 31, 2004 and December 31, 2003, respectively.

9.	NEW PRONOUNCEMENTS

During the first quarter of 2004, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This accounting standard became effective during the first quarter of 2004. The adoption of this accounting standard did not have a significant effect on the Company’s financial statements.

10.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of March 31, 2004, the Company has net deferred tax assets of $64.1 million. The Company has netted these deferred tax assets and

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Finanical Statements

deferred tax liabilities by jurisdiction as of March 31, 2004 and reclassified prior period balances to conform to the March 31, 2004 presentation.

11.	INTANGIBLE ASSETS

The Company is required to make judgments regarding the useful life of its intangible assets. With the implementation of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company determined certain intangible assets to have indefinite lives based upon its analysis of the requirements of SFAS 141, Business Combinations, and SFAS 142 as well as an independent third party evaluation of such lives, which was conducted in 2001. These intangible assets include the Company’s trademarks and trade names, its distributor network and its marketing rights to operate the Company’s business in various foreign markets. In connection with a registration statement the Company filed in October 2003, the Staff of the Securities and Exchange Commission has commented on and sought additional support for the indefinite life designation of these assets. This review is ongoing and if it is determined that any of these assets has a finite life, the Company would amortize the value of that asset over the remainder of such finite life, which annual amortization expense the Company does not believe would be material to its operating results. The amortization expense would be a non-cash expense that would not impact the Company’s cash flow from operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

2004 compared to 2003

        Overview

                 Revenue for the three-month period ended March 31, 2004 increased 20.2% to $264.0 million from $219.6 million for the same period in 2003. Excluding the impact of changes in foreign currency exchange rates, we would have experienced a revenue increase of 14.2% for the three-month period ended March 31, 2004 compared to the same period in 2003. This resulted from strong momentum in Mainland China, growth in the U.S. nutrition business and continued stability in Japan in spite of the challenges associated with the Bovine Spongiform Encephalopathy (“BSE”) issue (commonly referred to as “mad cow disease”) as discussed below. These factors were partially offset by the sale of our professional employer organization (“PEO”) in the United States in August 2003 and our transition away from certain Big Planet offerings, both of which occurred as part of our continued efforts to eliminate low margin products and services. Although these actions negatively impacted first quarter 2004 to first quarter 2003 revenue comparisons by $5.0 million, they positively impacted gross and operating margins during the quarter. Earnings per share for the three-month period ended March 31, 2004 increased 25.0% to $0.20 from $0.16 for the same period in 2003. In addition to the factors noted above impacting revenue and gross and operating margins, earnings per share were positively impacted by the repurchase of 10.8 million shares of our Class A common stock, which occurred in October 2003.

        Revenue

                 North Asia. The following table sets forth revenue for the three-month periods ended March 31, 2004 and 2003 for the North Asia region and its principal markets (in millions):

	2004	2003	Change
Japan	$ 134.3	$ 120.7	11%
South Korea	15.8	13.4	18%

North Asia total	$ 150.1	$ 134.1	12%

                 Growth in revenue during the quarter resulted primarily from favorable currency exchange rates and strong growth in South Korea. Excluding the impact of changes in foreign currency exchange rates, revenue in North Asia increased 3% in the first quarter of 2004 compared to the same period in 2003. In local currency, revenue in Japan increased 1% in the first quarter of 2004 compared to the same period in 2003. In local currency, revenue in South Korea increased 15% in the first quarter of 2004 compared to the same period in 2003. The growth in revenue in South Korea was due to the strength in active distributors, which primarily resulted from a management change in that market in September 2003.

                 Greater China. The following table sets forth revenue for the three-month periods ended March 31, 2004 and 2003 for the Greater China region and its principal markets (in millions):

	2004	2003	Change
Mainland China	$ 22.8	$ 3.6	533%
Taiwan	17.1	17.6	(3%	)
Hong Kong	7.7	5.5	40%

Greater China total	$ 47.6	$ 26.7	78%

                 Revenue in Greater China increased primarily as a result of the continued sequential growth following the early 2003 expansion of operations in Mainland China. Foreign currency fluctuations from 2003 to 2004 did not have a notable impact on this region. On a sequential basis, revenue in Mainland China increased 27% from the fourth quarter of 2003 to the first quarter of 2004. This growth is attributed to an increased number of preferred customers and employed sales representatives in Mainland China as well as the opening of new cities and stores in December 2003 and January 2004. As our business expands in Mainland China, we continue to experience government scrutiny due to our international reputation as a direct selling company. Although we conduct retail operations and not direct selling operations in Mainland China, we expect the government scrutiny to continue until the new direct selling laws and regulations are published, which is anticipated to occur late in 2004. For a more detailed discussion of the risks and challenges we face in Mainland China, please refer to “Note Regarding Forward-Looking Statements”. We currently operate in a total of 23 cities in 8 provinces in Mainland China.

                 Hong Kong reached record sales during the first quarter of 2004 with revenue up approximately 40% over the same prior year period. This increase in revenue in Hong Kong resulted from the influence of the strong momentum in Mainland China as well as our success in growing monthly product subscription orders in this market.

                 North America. The following table sets forth revenue for the three-month periods ended March 31, 2004 and 2003 for the North America region and its principal markets (in millions):

	2004	2003	Change
United States	$ 35.1	$ 30.4	15%
Canada	2.5	2.4	4%

North America total	$ 37.6	$ 32.8	15%

                 The increase in revenue in the United States was a result of $5.8 million of sales to international distributors attending the U.S. convention as well as strong growth in our nutrition business. These revenue increases were partially offset by the inclusion in the first quarter of 2003 of $5.0 million of sales from Big Planet products and services that were eliminated in the third quarter of 2003. Pharmanex sales in the United States, excluding convention sales to international distributors, increased 40% due to increased distributor activity tied to our focus on increasing consumer participation in monthly reorder programs, the Pharmanex® BioPhotonic Scanner program, the introduction of new weight management products and the implementation of distributor leadership incentives. Sales of LifePak®, Pharmanex’s flagship product, increased

119% in the United States over the same prior year period, partially due to monthly reorder programs. Nu Skin revenue declined slightly during the quarter as a result of our placing greater focus on Pharmanex products. Our executive distributor count grew by 14% in the United States over the same prior year quarter.

                South Asia/Pacific. The following table sets forth revenue for the three-month periods ended March 31, 2004 and 2003 for the South Asia/Pacific region and its principal markets (in millions):

	2004	2003	Change
Singapore/Malaysia	$ 8.9	$ 9.5	(6%	)
Thailand	6.8	4.5	51%
Australia/New Zealand	3.2	3.2	—
Philippines	0.8	0.7	14%

South Asia/Pacific total	$ 19.7	$ 17.9	10%

                 This increase in revenue in this region was due primarily to continued growth in Thailand, with local currency revenue up 39% over the same prior year quarter. Changes in foreign currency exchange rates also positively impacted 2004 revenue comparisons. Excluding the impact of changes in foreign currency exchange rates, revenue in South Asia/Pacific increased 2% during the three-month period ended March 31, 2004 compared to the same period in 2003. These factors were somewhat offset by the decrease in revenue from Singapore and Malaysia.

                 Other Markets. The following table sets forth revenue for the three-month periods ended March 31, 2004 and 2003 for our Other Markets (in millions):

	2004	2003	Change
Europe	$ 8.5	$ 7.6	12%
Latin America	0.6	0.5	20%

Other Markets total	$ 9.1	$ 8.1	12%

                 This increase was primarily due to the increase in revenue in Europe, which included a 10% favorable impact of currency fluctuations in 2004 compared to 2003.

        Gross profit

                 Gross profit as a percentage of revenue increased to 83.4% for the three-month period ended March 31, 2004 from 81.1% for the same period in 2003. Our gross profit was positively impacted by the shift away from low margin Big Planet and PEO revenue to higher margin Nu Skin and Pharmanex products, strong gross margins in Mainland China resulting from in-house manufacturing, as well as the positive impact of fluctuations in foreign currency in 2004 compared to the same prior year period. We anticipate these factors will continue to positively impact gross profit throughout 2004 with gross margins expected to range from 83.5% to 84.0% in 2004.

                 In late December 2003, we received notification that Japanese and South Korean regulators had suspended the importation of nutritional supplements in bovine-based capsules from the United States, which includes most of our Pharmanex products, as a result of the discovery of BSE in a single cow in the United States. In January 2004, Japanese regulators also determined they would no longer allow these same products to be sold by nutrition companies after February 16, 2004. During the quarter, we successfully transitioned our production of Pharmanex products for Japan to non-bovine capsules and tablets. These measures resulted in some additional expenses for production costs, inventory write-offs and expedited shipping fees during the first quarter of 2004, which totaled approximately $1.5 million. We also had some outages of products during the quarter.

        Selling expenses

                 Selling expenses as a percentage of revenue increased to 42.7% for the three-month period ended March 31, 2004 from 40.1% for the same period in 2003. In U.S. dollars, selling expenses increased to $112.6 million for the three-month period ended March 31, 2004 from $88.0 million for the same period in 2003. The decline in revenue from Big Planet products and services, which pay lower commissions than our personal care and nutritional supplement product categories, as well as higher costs associated with our employed sales representatives in Mainland China contributed to the increase in selling expenses, as a percentage of revenue, in the first quarter of 2004. We currently pay approximately 7.0% to 9.0% of local revenue in additional labor costs, including unemployment and benefits, associated with our employed sales force in Mainland China, which is more than offset by better gross margins and lower general and administrative expenses. We anticipate these factors will continue to impact our selling expenses throughout the remainder of 2004 with selling expenses expected to range from 42.5% to 43.0% of revenue during the remainder of 2004.

        General and administrative expenses

                 General and administrative expenses as a percentage of revenue decreased to 31.7% for the three-month period ended March 31, 2004 from 32.0% for the same period in 2003. In U.S. dollars, general and administrative expenses increased to $83.6 million for the three-month period ended March 31, 2004 from $70.3 million for the same period in 2003. Overall, general and administrative expenses improved slightly as a percent of revenue despite expenses of approximately $6.0 million associated with the U.S. distributor convention in the first quarter of 2004 verses expenses of approximately $4.0 million related to a Japan convention in the first quarter of 2003. The U.S. dollar increase in general and administrative expenses is due to the incremental costs associated with significantly larger retail operations in Mainland China versus the prior year, convention expenses and much stronger foreign currencies against the U.S. dollar.

        Other income (expense), net

                 Other income (expense), net decreased approximately $1.4 million for the three-month period ended March 31, 2004 to a loss of $0.9 million compared to the same period in 2003. Fluctuations in other income (expense), net are impacted by foreign exchange fluctuations to the U.S. dollar on the translation of yen based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes and interest expense. For the first quarter of 2004, interest expense was $1.5 million and we anticipate incurring approximately $1.5 million during each of the remaining quarters of 2004.

        Provision for income taxes

                 Provision for income taxes increased to $8.5 million for the three-month period ended March 31, 2004 compared to $7.5 million for the same period in 2003. The effective tax rate remained at 37.0% of pre-tax income during the first quarter of 2004, consistent with the rate in the same prior year period.

        Net income

                 As a result of the foregoing factors, net income increased to $14.5 million for the three-month period ended March 31, 2004 compared to $12.8 million for the same period in 2003.

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

        We typically generate positive cash flow from operations due to favorable gross margins, the variable nature of selling expenses, which constitute a significant percentage of operating expenses, and minimal capital requirements. We generated $17.4 million in cash from operations during the three-month period ended March 31, 2004 compared to $0.6 million during the three months ended March 31, 2003. The increase in cash generated from operations during the three months ended March 31, 2004 is primarily related to the reduction in income tax payments resulting from the utilization of foreign tax credits. The increase in cash generated from operations was negatively impacted by the increase in inventory purchases during the first quarter of 2004 to support Mainland China growth as well as our transition to new products in Japan due to the BSE issue. We currently do not foresee any additional shipping costs or material inventory write-offs related to the BSE issue in Japan and South Korea.

        As of March 31, 2004, working capital was $170.9 million compared to $149.3 million as of December 31, 2003. Cash and cash equivalents at March 31, 2004 and December 31, 2003 were $135.4 million and $122.6 million, respectively. This increase in cash balances and working capital was primarily due to the increase in cash flows from operations.

        Capital expenditures, primarily for equipment, including the Pharmanex® BioPhotonic Scanner, computer systems and software, office furniture and leasehold improvements, were $5.9 million for the three-month period ended March 31, 2004. In addition, we anticipate capital expenditures during the remainder of 2004 of approximately $25 million to $30 million to further enhance our infrastructure, which includes approximately $10 million for enhancements to computer systems and software and further expansion of our retail stores as well as manufacturing and related infrastructure in Mainland China. The remaining projected capital expenditures of approximately $15 million to $20 million relate to purchases of additional Pharmanex® BioPhotonic Scanners, which we lease to our distributors.

        We maintain a $30.0 million revolving credit facility with Bank of America, N.A. and Bank One, N.A. for which Bank of America, N.A. acted as agent. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of our outstanding shares of Class A common stock. In anticipation of the expiration of the revolving credit facility on May 10, 2004, we recently selected Bank One for a $25.0 million three-year revolving credit facility under substantially the same terms as the previous credit facility. Bank One will be the sole lender under the revolving credit facility and will also act as agent. As of March 31, 2004, there were no outstanding balances under our revolving credit facility.

        In August 2003, we entered into a $125.0 million multi-currency private uncommitted shelf facility with Prudential Investment Management, Inc. As of March 31, 2004, we had $75.0 million outstanding under our shelf facility, $5.0 million of which is included in the current portion of long-term debt. This long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and is amortized in two tranches over five and seven years.

        In addition to the $75.0 million currently outstanding under our long-term shelf facility, our long-term debt includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning in October 2004. As of March 31, 2004, the outstanding balance on the notes was 9.7 billion Japanese yen, or $79.7 million, $13.3 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries or by pledges of 65% to 100% of the outstanding stock of our material subsidiaries.

        Since August 1998, our board of directors has authorized us to repurchase up to $90.0 million of our outstanding shares of Class A common stock. The repurchases are used primarily to fund our equity incentive plans. During the three-month period ended March 31, 2004 we did not repurchase any shares of our Class A common stock. As of March 31, 2004, we had repurchased a total of approximately 8.7 million shares of Class A common stock for an aggregate price of approximately $81.6 million.

        In January 2004, our board of directors declared a quarterly cash dividend of $0.08 per share for all classes of common stock. This quarterly cash dividend of $5.8 million was paid on March 24, 2004 to stockholders of record on March 5, 2004. We anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

        We believe we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis. We currently believe that existing cash balances together with future cash flows from operations will be adequate to fund our cash needs. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. Within the past year, however, fixed costs associated with our retail store expansion in Mainland China and our manufacture of Pharmanex® BioPhotonic Scanners have increased our capital needs from our historical business model. In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations. Additionally, we would consider realigning our strategic plans including a reduction in capital spending, the level of stock repurchases or dividend payments.

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

                 Revenue. We recognize revenue when products are shipped, which is when title passes to our independent distributors. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5.0% of gross sales. A reserve for product returns is accrued based on historical experience. We classify all selling discounts as a reduction of revenue. Our Global Compensation Plan for our distributors is focused on remunerating distributors based upon the selling efforts of the distributors and their “downline” distributors and not their personal purchases

                 Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between us and our foreign affiliates. Deferred tax assets and liabilities are created in this process. As of March 31, 2004, we have net deferred tax assets of $64.1 million. We have netted these deferred tax assets and deferred tax liabilities by jurisdiction as of March 31, 2004 and reclassified prior period balances to conform to the March 31, 2004 presentation. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination was made.

                 Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” our goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually. In addition, our intangible assets with definite lives are recorded at cost and are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lives Assets.”

                 We are required to make judgments regarding the useful life of our intangible assets. With the implementation of SFAS No. 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, “Business

Combinations” and SFAS No. 142 as well as an independent third party evaluation of such lives, which was conducted in 2001. These intangible assets include our trademarks and trade names, our distributor network and our marketing rights to operate the Nu Skin business in various foreign markets. In connection with a registration statement we filed in October 2003, the Staff of the Securities and Exchange Commission has commented on and sought additional support for the indefinite life designation of these assets. This review is ongoing and if it is determined that any of these assets has a finite life, we would amortize the value of that asset over the remainder of such finite life, which annual amortization expense we do not believe would be material to our operating results. The amortization expense would be a non-cash expense that would not impact our cash flow from operations.

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

Distributor Information

        The following table provides information concerning the number of active and executive distributors as of the dates indicated. Active distributors are those distributors and preferred customers who were resident in the countries in which we operated and purchased products for resale or personal consumption directly from us during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required monthly personal and group sales volumes.

	As of March 31, 2004		As of March 31, 2003
Region:	Active(1)	Executive	Active(1)	Executive
North Asia	307,000	16,355	297,000	16,601
Greater China(2)	205,000	7,117	100,000	3,358
North America	119,000	2,920	109,000	2,662
South Asia/Pacific	67,000	2,038	60,000	2,492
Other Markets	34,000	1,109	31,000	1,063

Total	732,000	29,539	597,000	26,176

(1)	Active distributors include preferred customers and distributors purchasing products directly from us during the quarter.

(2)

Following the opening of our retail business in Mainland China during 2003, active distributors include 138,000 and 31,000 preferred customers in Mainland China and executive distributors include 4,329 and 416 employed, full-time sales representatives for the quarters ended March 31, 2004 and 2003, respectively.

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized primarily outside of the United States, except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our subsidiary’s primary markets is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Media reports have indicated that the Chinese government may begin to allow the RMB to float more freely against the U.S. dollar and other major currencies. A strengthening of the RMB would benefit our reported revenue and profits and a weakening of the RMB would negatively impact reported revenue and profits. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of March 31, 2004, we had $82.4 million of these contracts with expiration dates through February 2005. All of these contracts were denominated in Japanese yen. For the three-month period ended March 31, 2004, we recorded pre-tax losses of $2.7 million in operating income, all of which were offset against our revenue in Japan, and losses of $1.5 million, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at March 31, 2004, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that we have sufficient liquidity to meet our obligations on both a short- and long-term basis and that existing cash and cash flow from operations will be adequate to fund cash needs;

•	the expectation that we will spend $25 million to $30 million for capital expenditures during 2004 including approximately $15 million to $20 million for purchases of additional scanners;

•	the anticipation that our board of directors will continue to declare quarterly cash dividends and that cash flow from operations will be sufficient to pay future dividends;

•	our belief that the sale of our PEO and other modifications to our Big Planet strategy as well as our in-house manufacturing in Mainland China will continue to have a positive impact on gross and operating margins;

•	our expectations regarding the impact on selling expenses throughout 2004 from costs associated with our employed sales force in Mainland China as well as the declines in Big Planet revenue due to elimination of certain lower commission products and services;

•	our anticipation that we will incur approximately $1.5 million in interest expense during each of the quarters in 2004; and

•	our anticipation that we will not incur additional shipping costs or material inventory write-offs related to the BSE issue in Japan and South Korea.

        In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-K (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)	Our expansion of operations in Mainland China is subject to risks and uncertainties. We have been subject to significant regulatory scrutiny and have experienced challenges including interruption of sales activities at certain stores and minor fines being paid in several cases. Because of restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. We have, at times, received guidance from local regulators on conducting our operations including limiting the size of our training meetings, controlling the activities of our sales employees, controlling the distribution of product outside of our stores, keeping the number of sales employees at reasonable levels and limiting the involvement of our overseas distributors. While we continuously update our operating model to address these concerns, we believe we could experience similar challenges in the future as we expand operations in Mainland China and continue to work with regulators to help them understand our business model. Our operations in Mainland

China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, as our number of sales representatives continues to rapidly grow we could face increasing risks that improper actions by these local sales employees, or any overseas distributors, in violation of local laws or our policies could result in regulatory investigations and penalties that could harm our business.

(b)	As with any new technology, we have experienced technical, production and cost issues in developing the Pharmanex® BioPhotonic Scanner. In addition, in March 2003 the FDA questioned its status as a non-medical device and we subsequently filed an application with the FDA to have the scanner classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the scanner is a medical device including the claims that we or our distributors make about the scanner. We are facing similar uncertainties and regulatory issues in other markets, including Japan, with respect to the status of the scanner as a non-medical device and the claims that can be made in using the scanner, which could delay or negatively impact our plans for the scanner in these markets. If the launch or use of this tool is delayed or otherwise inhibited by production or development issues, or if the FDA or other domestic or foreign government agency takes formal action to prevent us from distributing the scanner as a non-medical device, this could delay our distribution of the scanner and harm our business. In addition, if distributors make claims regarding the scanner outside of the claims authorized by us this could result in regulatory actions against our business.

(c)	Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	weakening of foreign currencies, particularly the Japanese yen;

•	political unrest or uncertainty;

•	failure of planned initiatives to generate continued interest and enthusiasm among distributors in these markets or to attract new distributors; or

•	any problems with our expansion of operations in Mainland China into new cities, increasing product offerings and attracting additional sales representatives.

(d)	The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Recent negative publicity concerning stimulant-based supplements has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any changes in regulations applicable to our business or any of our nutritional products that limit our ability to market such products, our revenue and profitability may be harmed.

(e)	Several countries have banned the importation of products that contain bovine materials sourced from locations where BSE has been identified. The recent discovery of BSE in a single cow in the United States prompted Japan and certain other countries to ban the importation of bovine products, including supplements encapsulated in bovine-sourced capsules. In the event we are unable to successfully continue meeting product demand with non-bovine capsules or tablets in these markets as a result of supply issues or production problems, or if we experience quality problems, this could harm our business. In addition, we could face similar issues in other markets where we still utilize bovine-based gelatin capsules if BSE becomes an issue in those markets.

(f)	Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal controls.

        During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        None.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
January 1, 2004 —
January 31, 2004	4,895		$ 17.06	—	$ 8.4
February 1, 2004 —
February 29, 2004	4,499		$ 18.56	—	$ 8.4
March 1, 2004 —
March 31, 2004	2,268		$ 20.35	—	$ 8.4

Total	11,662	(1)

(1)

We have authorized the repurchase of shares acquired by our employees and distributors in certain Asian markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. All of the shares listed in this column relate to repurchases from such employees and distributors.

(2)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock in open market transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $90.0 million is currently authorized. To date, we have repurchased approximately $81.6 million of shares under the plan and during the first quarter of 2004 we made no repurchases under the plan. There has been no termination or expiration of the plan since the initial date of approval.

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

On January 8, 2004, we filed a Current Report on Form 8-K under Item 5, “Other Events”; Item 7, “Financial Statements and Exhibits” and Item 12, “Results of Operations and Financial Condition,” wherein we furnished our press release announcing our implementing alternative production plans related to our encapsulated nutritional supplements following the recent identification of BSE in the United States and the third paragraph only of our press release was filed and incorporated by reference in Item 5 of the report providing revenue and other financial data for the quarter ended December 31, 2003 and certain other information.

On February 5, 2004, we filed a Current Report on Form 8-K under Item 12, “Results of Operations and Financial Condition,” wherein we furnished our press release announcing our financial results for the fourth quarter and the year ended December 31, 2003 and certain other information.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2004

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