Form 10-Q
period 2004-06-30
NU SKIN ENTERPRISES INC
filed 2004-08-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 011-12421

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		87-0565309 (IRS Employer Identification Number)
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
Yes    ☒          No    ☐

        As of July 30, 2004, 69,379,761 shares of the registrant’s Class A common stock, $.001 par value per share and no shares of the registrant’s Class B common stock were outstanding.

NU SKIN ENTERPRISES, INC.

2004 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.

-i-

PART I.       FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 169,774	$ 122,568
Accounts receivable	16,054	15,054
Inventories, net	87,773	83,338
Prepaid expenses and other	46,953	60,163

	320,554	281,123

Property and equipment, net	64,612	60,528
Goodwill	111,331	118,768
Other intangible assets, net	62,847	67,572
Other assets	58,819	63,068

Total assets	$ 618,163	$ 591,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 15,567	$ 18,816
Accrued expenses	93,937	95,068
Current portion of long-term debt	17,733	17,915

	127,237	131,799

Long-term debt	146,457	147,488
Other liabilities	20,608	21,524

Total liabilities	294,302	300,811

Stockholders' equity Class A common stock - 500,000,000 shares authorized, $.001 par value, 72,073,135 and 70,700,497 shares issued and outstanding	72	71
Additional paid-in capital	(51,504)	(68,191)
Accumulated other comprehensive loss	(68,873)	(70,849)
Retained earnings	446,175	431,615
Deferred compensation	(2,009)	(2,398)

	323,861	290,248

Total liabilities and stockholders' equity	$ 618,163	$ 591,059

The accompanying notes are an integral part of these consolidated finanical statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$ 284,241	$ 240,720	$ 548,229	$ 460,352
Cost of sales	47,506	45,292	91,429	86,901

Gross profit	236,735	195,428	456,800	373,451

Operating expenses:
Selling expenses	121,398	97,492	233,980	185,528
General and administrative expenses	80,382	72,197	164,016	142,470

Total operating expenses	201,780	169,689	397,996	327,998

Operating income	34,955	25,739	58,804	45,453
Other income (expense), net	(2,702)	965	(3,567)	1,541

Income before provision for income taxes	32,253	26,704	55,237	46,994
Provision for income taxes	11,934	9,880	20,438	17,387

Net income	$ 20,319	$ 16,824	$ 34,799	$ 29,607

Net income per share (Note 3):
Basic	$ .28	$ .21	$ .49	$ .37
Diluted	$ .28	$ .21	$ .47	$ .36

Weighted average common shares
outstanding:
Basic	71,570	80,403	71,348	80,589
Diluted	73,747	81,561	73,396	81,890

The accompanying notes are an integral part of these consolidated finanical statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash flows from operating activities:
Net income	$ 34,799	$ 29,607
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13,721	10,954
Amortization of deferred compensation	389	325
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	2,886
Inventories, net	(4,435)	(1,080)
Prepaid expenses and other	10,494	(3,957)
Other assets	1,176	(4,249)
Accounts payable	(3,249)	(2,306)
Accrued expenses	8,799	(16,666)
Other liabilities	670	3,706

Net cash provided by operating activities	61,364	19,220

Cash flows from investing activities:
Purchase of property and equipment	(13,859)	(10,366)

Net cash used in investing activities	(13,859)	(10,366)

Cash flows from financing activities:
Exercise of distributor and employee stock options	9,304	273
Payments of cash dividends	(11,489)	(11,277)
Repurchase of shares of common stock	—	(8,231)

Net cash used in financing activities	(2,185)	(19,235)

Effect of exchange rate changes on cash	1,886	3,690

Net increase (decrease) in cash and cash equivalents	47,206	(6,691)

Cash and cash equivalents, beginning of period	122,568	120,341

Cash and cash equivalents, end of period	$ 169,774	$ 113,650

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2004, and for the three- and six-month periods ended June 30, 2004 and 2003. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.           STOCK–BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees. However, stock-based compensation granted to non-employees, such as the Company’s independent distributors and consultants, is accounted for in accordance with SFAS No. 123. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123 requires more prominent and frequent disclosures about the effects of stock-based compensation, which have been provided herein. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$ 20,319	$ 16,824	$ 34,799	$ 29,607
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(1,347)	(1,332)	(2,697)	(2,728)

Pro forma net income	$ 18,972	$ 15,492	$ 32,102	$ 26,879

Earnings per share:
Basic - as reported	$ 0.28	$ 0.21	$ 0.49	$ 0.37
Basic - pro forma	$ 0.27	$ 0.19	$ 0.45	$ 0.33

Diluted - as reported	$ 0.28	$ 0.21	$ 0.47	$ 0.36
Diluted - pro forma	$ 0.26	$ 0.19	$ 0.44	$ 0.33

3.           NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three- and six-month periods ended June 30, 2004, no options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three- and six-month periods ended June 30, 2003, other stock options totaling 3.7 million and 3.6 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Earnings per share in 2004 were positively impacted by the repurchase of 10.8 million shares of the Company's Class A common stock, which occurred in October 2003.

4.           DIVIDENDS PER SHARE

In May 2004, the board of directors declared a quarterly cash dividend of $0.08 per share for all classes of common stock. This quarterly cash dividend of approximately $5.7 million was paid on June 23, 2004, to stockholders of record on June 4, 2004. In July 2004, the board of directors declared a quarterly cash dividend of $0.08 per share for all classes of common stock to be paid in September 2004.

5.           DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2004 and December 31, 2003, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $127.7 million and $64.3 million, respectively, to hedge foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of June 30, 2004 and December 31, 2003, $1.1 million and $3.9 million of net unrealized losses, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at June 30, 2004 have maturities through May 2005 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The Company recognized pre-tax net losses on foreign currency cash flow hedges of $1.6 million and $4.3 million for the three- and six-month periods ended June 30, 2004, respectively, and recognized losses of $1.5 million and $2.8

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

million for the three- and six-month periods ended June 30, 2003, respectively, which were recorded primarily as an offset to revenue in Japan.

6.           REPURCHASE OF COMMON STOCK

During the three- and six-month periods ended June 30, 2004, the Company did not repurchase any shares of its Class A common stock under its open market repurchase plan. During the three- and six-month periods ended June 30, 2003, the Company repurchased approximately 235,000 and 794,000 shares of Class A common stock under the plan for approximately $2.3 million and $8.2 million, respectively.

7.           COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2004 and 2003, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$ 20,319	$ 16,824	$ 34,799	$ 29,607

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	67	2,109	(749)	1,154
Net unrealized gains on foreign currency
cash flow hedges	1,536	1,377	7	1,577
Net losses reclassified into current
earnings	1,016	854	2,718	1,610

Comprehensive income	$ 22,938	$ 21,164	$ 36,775	$ 33,948

8.           SEGMENT INFORMATION

The Company operates in a single reportable operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market except for its operations in Mainland China. In Mainland China the Company utilizes an employed sales force to sell its products through fixed retail locations. The Company’s largest expense (selling expenses) is the world-wide commissions and Mainland China sales employee expenses paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, North America, South Asia/Pacific, and Other Markets. Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Region:
North Asia	$ 159,545	$ 150,681	$ 309,600	$ 284,776
Greater China	59,167	30,021	106,742	57,074
North America	36,046	33,058	73,608	65,519
South Asia/Pacific	20,410	18,028	40,087	35,930
Other Markets	9,073	8,932	18,192	17,053

Totals	$ 284,241	$ 240,720	$ 548,229	$ 460,352

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These reclassifications match the hedging gains and losses associated with the Japanese yen to the North Asia region, which were previously classified under the North America region.

Additional information as to the Company’s operations in its most significant geographical areas is set forth below (in thousands):

Revenue:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Japan	$ 143,405	$ 136,111	$ 277,709	$ 256,842
United States	33,458	30,774	68,584	60,799
Mainland China	29,541	5,830	52,337	9,722

Long-lived assets:

	June 30, 2004	December 31, 2003
Japan	$ 16,503	$ 18,553
United States	257,313	286,659
Mainland China	8,364	8,545

9.           NEW PRONOUNCEMENTS

During the first quarter of 2004, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This accounting standard became effective during the first quarter of 2004. The adoption of this accounting standard did not have a material effect on the Company’s financial statements.

10.           DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of June 30, 2004, the Company has net deferred tax assets of $52.2 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction as of June 30, 2004 and reclassified prior period balances to conform to the June 30, 2004 presentation.

11.           INTANGIBLE ASSETS

The Company is required to make judgments regarding the useful life of its intangible assets. With the implementation of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company determined certain intangible assets to have indefinite lives based upon its analysis of the requirements of SFAS No. 141, Business Combinations, and SFAS No. 142.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In connection with a registration statement the Company filed in October 2003, the Staff of the Securities and Exchange Commission commented on and sought additional support for the indefinite life designation of these assets. Based on the Company’s assessment in responding to these comments, the Company recorded the following in the second quarter of 2004: (i) a one-time amortization charge of $1.2 million resulting from retroactive changes in the estimates of the useful lives of certain intangible assets, which included the assignment of useful lives to the Company’s distributor network and certain trademarks and trade names that were previously designated as indefinite lived assets; (ii) an entry to reduce intangible assets and retained earnings by approximately $8.8 million to reflect a reduction in the carrying amount of an intangible asset previously purchased from a group of controlling shareholders to its carryover basis; and (iii) an entry to reclassify approximately $7.4 million from goodwill to other intangible assets to retroactively reflect intangible assets acquired.

As a result of these changes the Company recorded an additional $0.3 million of amortization related to these assets in the second quarter of 2004 and will continue to recognize an additional $0.3 million of such amortization per quarter through the remainder of the useful lives, which approximate 12 years as of June 30, 2004.

12.           SUBSEQUENT EVENTS

Stock Repurchase
On July 27, 2004, the Company provided notice of exercise of an option to purchase shares of common stock from members of its original stockholder group. These stockholders also sold 1.5 million shares to third-party investors. The Company purchased 3.1 million shares on July 30, 2004 for an aggregate purchase price of $70.0 million, or $22.62 per share. The option was obtained by the Company as part of a recapitalization transaction completed in October 2003. The Company will file a registration statement with respect to the shares sold to the third-party investors.

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

Overview

          Revenue for the three- and six-month periods ended June 30, 2004 increased 18.1% and 19.1% to $284.2 million and $548.2 million from $240.7 million and $460.4 million for the same periods in 2003. Excluding the impact of changes in foreign currency exchange rates, we would have experienced a revenue increase of 13.3% and 13.7%, respectively, for the three- and six-month periods ended June 30, 2004 compared to the same periods in the prior year. The increase in revenue resulted primarily from strong growth in Mainland China and in our U.S. nutrition business and an ongoing emphasis on distributor and customer retention programs globally. Revenue was negatively impacted by a decline in local currency revenue in Japan.

          These factors also contributed to a 33.3% and 30.6% increase, respectively, in earnings per share for the three- and six-month periods ended June 30, 2004 compared to the prior period. The growth in earnings per share was also positively impacted by the repurchase of 10.8 million shares of our Class A common stock, which occurred in October 2003, and negatively impacted by a one-time, $1.2 million, non-cash amortization adjustment as discussed below in “General and administrative expenses” as well as declines noted below in “Other income (expense), net."

                     Revenue

                               North Asia. The following table sets forth revenue for the three-and six-month periods ended June 30, 2004 and 2003 for the North Asia region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Japan	$ 143.4	$ 136.1	5%	$ 277.7	$ 256.8	8%
South Korea	16.1	14.6	10%	31.9	28.0	14%

North Asia total	$ 159.5	$ 150.7	6%	$ 309.6	$ 284.8	9%

                                Growth in revenue for the three- and six-month periods in 2004 compared to the same periods in 2003 resulted primarily from favorable currency exchange rates and growth in South Korea. Excluding the impact of changes in foreign currency exchange rates, revenue in North Asia decreased 2% in the second quarter of 2004 compared to the same period in 2003 and remained nearly constant for the six-month periods of 2004 and 2003. In local currency, revenue in Japan decreased 2% and 1% for the three- and six-month periods of 2004 compared to the same periods in 2003. The decline in local currency revenue resulted from the absence of a meaningful growth driver. This is largely the result of uncertainty related to the regulatory status of the Pharmanex® BioPhotonic Scanner in Japan over the past several quarters as well as from the impact of competition in the market. In addition, the rapid growth in Mainland China has resulted in an increased number of Japanese distributor leaders increasing a portion of their time on our business in Mainland China. These factors have contributed to some softness in our Japan business, which we anticipate will continue to negatively impact our business in Japan throughout the balance of 2004. We recently confirmed with regulators, however, that we will be able to use the Scanner as a non-medical device in Japan. This should allow us to introduce the Pharmanex® BioPhotonic Scanner into our walk-in centers by the end of the third quarter and begin distributing Scanners to our distributor leaders by December of this year. We anticipate having approximately 150 Scanners available for our distributor leaders in Japan by December of 2004. Revenue for the six-month period ended June 30, 2004 was also negatively impacted by first quarter 2004 challenges associated with the Bovine Spongiform Encephalopathy ("BSE") issue (commonly referred to as "mad cow disease"), which required the conversion from bovine based capsules to tablets and non-bovine based capsules for our dietary supplements. In local currency, revenue in South Korea increased 7% and 11% for the three- and six-month periods of 2004 compared to the same period in 2003. The growth in revenue in South Korea for the three- and six-month periods of 2004 was due to the continued growth in active distributors in 2004. We are pleased with this growth given the difficult regulatory and economic conditions in South Korea. For example, new legislation was recently passed that requires all distributors who plan on selling nutritional supplements to receive four hours of training.

                               Greater China. The following table sets forth revenue for the three- and six-month periods ended June 30, 2004 and 2003 for the Greater China region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Mainland China	$ 29.5	$ 5.8	409%	$ 52.3	$ 9.7	439%
Taiwan	20.4	18.8	9%	37.4	36.4	3%
Hong Kong	9.3	5.4	72%	17.0	11.0	55%

Greater China total	$ 59.2	$ 30.0	97%	$ 106.7	$ 57.1	87%

                                Revenue in Greater China increased primarily as a result of the continued sequential growth following the early 2003 expansion of operations in Mainland China. Foreign currency fluctuations from 2003 to 2004 did not have a notable impact on this region. On a sequential basis, revenue in Mainland China increased 29% from the first quarter of 2004 to the second quarter of 2004. This growth is attributed to an increased number of preferred customers and employed sales representatives in Mainland China. We currently operate in a total of 23 cities in eight provinces in Mainland China. We continue to experience government scrutiny due to our international reputation as a direct selling company. For a more detailed discussion of the risks and challenges we face in Mainland China, please refer to "Note Regarding Forward-Looking Statements." We currently anticipate that the Chinese government will publish new direct selling regulations in the next few months. These regulations could have a positive impact on our business if they provide us with more flexibility in operating our business, which would allow us to implement direct selling in this market. Although we conduct retail operations and not direct selling operations in Mainland China, we expect government and media scrutiny on any form of marketing by direct selling companies, even if they don't conduct direct selling in China, to increase as we approach the publication and implementation of new direct selling laws and regulations. As a result, in order to minimize material adverse regulatory actions that could have a negative impact on our ability to take advantage of any new direct selling regulations, we are focusing on increased training of our sales employees and enforcement of our employee policies rather than launching significant new products, rapidly expanding our retail presence and otherwise significantly growing revenue through the balance of 2004. These efforts combined with a third quarter Hong Kong based sales convention for China sales employees and distributors in Greater China and other markets, which is expected to divert sales into Hong Kong, will negatively impact our sequential revenue growth rate in Mainland China in the third quarter, but the convention sales will inversely increase the revenue growth rate in Hong Kong in the quarter. Considering these factors, we currently anticipate that revenue for Mainland China will be approximately $120.0 million for the year.

                                Hong Kong reached record sales during the second quarter of 2004 with revenue up approximately 72% over the same prior-year period. This increase in revenue in Hong Kong for the second quarter and six months ended June 30, 2004, as well as the increase in revenue in Taiwan, resulted primarily from our modification to the compensation program in these markets, which provides incentives for our distributors to generate monthly product subscriptions. In addition, the influence of the strong momentum in Mainland China over the past year has positively impacted revenue results throughout the Greater China region. The year-over-year increase in revenue in Taiwan for the second quarter was the first year-over-year increase since the first quarter of 2003.

                               North America. The following table sets forth revenue for the three- and six-month periods ended June 30, 2004 and 2003 for the North America region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
United States	$ 33.5	$ 30.8	9%	$ 68.6	$ 60.8	13%
Canada	2.6	2.3	13%	5.0	4.7	6%

North America total	$ 36.1	$ 33.1	9%	$ 73.6	$ 65.5	12%

                               The increase in revenue in the United States for the second quarter of 2004 compared to the same period in the prior year was a result of the continued focus on retention efforts primarily due to the positive impact of monthly subscription order programs and the Pharmanex® BioPhotonic Scanner program. Pharmanex sales for the second quarter of 2004 in the United States increased 47% as a result of these programs. Nu Skin revenue also increased 13% in the second quarter of 2004 compared to the same period in 2003. The increase in revenue in the United States for the six-month period ended June 30, 2004 compared to the same period in the prior year was also a result of $5.8 million of sales to international distributors attending the U.S. convention during the first quarter of 2004. These revenue increases were partially offset by the inclusion in the three- and six-month periods ending June 30, 2003 of $5.0 million and $10.0 million, respectively, from sales of Big Planet products and services that were eliminated in the third quarter of 2003. Our executive distributor count grew by 17% in the United States over the same prior-year quarter.

                               South Asia/Pacific. The following table sets forth revenue for the three- and six-month periods ended June 30, 2004 and 2003 for the South Asia/Pacific region and its principal markets (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Change		2004	2003	Change
Singapore/Malaysia	$ 9.9	$ 8.6	15%		$ 18.8	$ 18.2	3%
Thailand	6.5	5.2	25%		13.3	9.7	37%
Australia/New Zealand	3.2	3.5	(9%	)	6.5	6.6	(2%	)
Philippines	0.8	0.7	14%		1.5	1.4	7%

South Asia/Pacific total	$ 20.4	$ 18.0	13%		$ 40.1	$ 35.9	12%

                               The increase in revenue in this region was due primarily to continued growth in Thailand, with local currency revenue up 18% over the same prior-year quarter. However, local currency revenue in Thailand declined slightly on a sequential basis. Combined Singapore/Malaysia revenue also experienced growth of approximately 15% during the quarter primarily as a result of increased focus on subscription programs in these markets and growth in nutrition revenue. Changes in foreign currency exchange rates positively impacted 2004 revenue comparisons. Excluding the impact of changes in foreign currency exchange rates, revenue in the South Asia/Pacific region increased 9% during the three-month period ended June 30, 2004 compared to the same period in 2003.

                               Other Markets. The following table sets forth revenue for the three- and six-month periods ended June 30, 2004 and 2003 for our Other Markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Europe	$ 8.3	$ 8.3	0%	$ 16.8	$ 15.9	6%
Latin America	0.8	0.6	33%	1.4	1.1	27%

Other Markets total	$ 9.1	$ 8.9	2%	$ 18.2	$ 17.0	7%

                               The increase was primarily due to improved sales in Latin America and favorable currency fluctuations in Europe.

          Gross profit

          Gross profit as a percentage of revenue increased to 83.3% for both the three- and six-month periods ended June 30, 2004 from 81.2% and 81.1% for the same periods in 2003. Our gross profit was positively impacted by the shift away from low margin Big Planet and PEO revenue to higher margin Nu Skin and Pharmanex products, strong gross margins in Mainland China resulting from in-house manufacturing, as well as the positive impact of fluctuations in foreign currency in 2004 compared to the same prior-year period. We anticipate these factors will continue to positively impact gross profit throughout 2004 with gross margins expected to range from 83.2% to 83.5% in 2004. Gross profit was negatively impacted by increased shipping costs and inventory write-offs resulting from the BSE challenges in Japan during the first quarter of 2004. Gross profit will also be slightly negatively impacted by increasing Scanner lease revenue, which has lower margins.

          Selling expenses

          Selling expenses as a percentage of revenue increased to 42.7% for both the three- and six-month periods ended June 30, 2004 from 40.5% and 40.3% for the same periods in 2003. In U.S. dollars, selling expenses increased to $121.4 million and $234.0 million for the three- and six-month periods ended June 30, 2004 from $97.5 million and $185.5 million for the same periods in 2003. The decline in revenue from Big Planet products and services, which pay lower commissions than our personal care and nutritional supplement product categories, as well as higher costs associated with our employed sales representatives in Mainland China contributed to the increase in selling expenses, as a percentage of revenue, for the three- and six-month periods in 2004. We currently pay approximately 7.0% to 10.0% of local revenue in additional labor costs, including unemployment and benefits, associated with our employed sales force in Mainland China, which is offset by better gross margins and lower general and administrative expenses. We anticipate these factors will continue to impact our selling expenses throughout the remainder of 2004 with selling expenses expected to range from 42.5% to 43.0% of revenue during the remainder of 2004.

          General and administrative expenses

          General and administrative expenses as a percentage of revenue decreased to 28.3% and 29.9% for the three- and six-month periods ended June 30, 2004 from 30.0% and 31.0% for the same periods in 2003. In U.S. dollars, general and administrative expenses increased to $80.4 million and $164.0 million for the three- and six-month periods ended June 30, 2004 from $72.2 million and $142.5 million for the same periods in 2003. Overall, general and administrative expenses as a percent of revenue improved in the second quarter of 2004 primarily due to the higher revenue generated during the quarter compared to the same period in 2003. For the six-month period of 2004, general and administrative expenses as a percent of revenue improved despite expenses of approximately $6.0 million associated with the U.S. distributor convention in the first quarter of 2004 verses expenses of approximately $4.0 million related to a Japan convention in the first quarter of 2003. The U.S. dollar increases in general and administrative expenses for all periods considered is due to the incremental costs associated with significantly larger retail operations in Mainland China versus the prior year, convention expenses, much stronger foreign currencies against the U.S. dollar and a one-time amortization charge of $1.2 million resulting from changes in the amortization of some of our intangible assets. The adjustment resulted from the retroactive changes in the estimates of the useful lives of certain intangible assets based upon input from the Securities and Exchange Commission in connection with the review of our resale registration statements. We also recorded an additional $0.3 million of amortization related to those assets in the second quarter of 2004 based on these changes and will continue to recognize an additional $0.3 million of such amortization per quarter through the remainder of the useful lives, which approximate 12 years as of June 30, 2004. Refer to “Critical Accounting Policies” for further discussion.

          Other income (expense), net

          Other income (expense), net decreased approximately $3.7 million and $5.1 million for the three- and six-month periods ended June 30, 2004 compared to the prior-year periods to a loss of $2.7 million and $3.6 million. Fluctuations in other income (expense), net are impacted by interest expense and by foreign exchange fluctuations to the U.S. dollar on the translation of yen based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes. For the three- and six-month periods ended June 30, 2004, other income (expense), net decreased primarily due to losses from foreign currency hedging losses. The three- and six-month periods ended June 30, 2004 also included interest expense of $1.5 million and $3.0 million, respectively, and we anticipate incurring approximately $1.5 million of interest expense during each of the remaining quarters of 2004.

          Provision for income taxes

          Provision for income taxes increased to $11.9 million and $20.4 million for the three- and six-month periods ended June 30, 2004 compared to $9.9 million and $17.4 million for the same periods in 2003. The effective tax rate remained at 37.0% of pre-tax income during the three- and six-month periods of 2004, consistent with the rate in the same prior-year periods.

          Net income

          As a result of the foregoing factors, net income increased to $20.3 million and $34.8 million for the three- and six-month periods ended June 30, 2004 compared to $16.8 million and $29.6 million for the same periods in 2003.

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

          We typically generate positive cash flow from operations due to favorable gross margins, the variable nature of selling expenses, which constitute a significant percentage of operating expenses, and minimal capital requirements. We generated $61.4 million in cash from operations during the six-month period ended June 30, 2004 compared to $19.2 million during the six months ended June 30, 2003. The increase in cash generated from operations during the six months ended June 30, 2004 is primarily related to the increase in net income, which includes higher non-cash amortization charges in 2004 and the reduction in income tax payments resulting from the utilization of foreign tax credits.

          As of June 30, 2004, working capital was $193.3 million compared to $149.3 million as of December 31, 2003. Cash and cash equivalents at June 30, 2004 and December 31, 2003 were $169.8 million and

$122.6 million, respectively. This increase in cash balances and working capital was primarily due to the increase in cash flows from operations.

          Capital expenditures, primarily for equipment, including the Pharmanex® BioPhotonic Scanner, computer systems and software, office furniture and leasehold improvements, were $13.9 million for the six-month period ended June 30, 2004. In addition, we anticipate capital expenditures during the remainder of 2004 of approximately $15.0 million to $20.0 million including purchases of additional Pharmanex® BioPhotonic Scanners, which we lease to our distributors, further expansion of our retail stores, as well as manufacturing and related infrastructure in Mainland China and further enhancements to our infrastructure, computer systems and software.

          Effective May 10, 2004, we obtained a new $25.0 million three-year revolving credit facility under substantially the same terms as our previous credit facility. Drawings on this revolving credit facility may be used for working capital, capital expenditures, and other purposes including repurchases of our outstanding shares of Class A common stock. As of June 30, 2004, there were no outstanding balances under our revolving credit facility.

          In August 2003, we entered into a $125.0 million multi-currency private uncommitted shelf facility with Prudential Investment Management, Inc. As of June 30, 2004, we had $75.0 million outstanding under our shelf facility, $5.0 million of which is included in the current portion of long-term debt. This long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and is amortized in two tranches over five and seven years.

          In addition to the $75.0 million currently outstanding under our long-term shelf facility, our long-term debt includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning in October 2004. As of June 30, 2004, the outstanding balance on the notes was 9.7 billion Japanese yen, or $89.1 million, $12.7 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries or by pledges of 65% to 100% of the outstanding stock of our material subsidiaries.

          Since August 1998, our board of directors has authorized us to repurchase up to $90.0 million of our outstanding shares of Class A common stock. The repurchases are used primarily to fund our equity incentive plans. During the three- and six-month period ended June 30, 2004 we did not repurchase any shares of our Class A common stock. As of June 30, 2004, we had repurchased a total of approximately 8.7 million shares of Class A common stock for an aggregate price of approximately $81.6 million.

          In January 2004 and in May 2004, our board of directors declared quarterly cash dividends of $0.08 per share for all classes of common stock. These quarterly cash dividends of $5.8 million and $5.7 million were paid on March 24, 2004 and June 23, 2004 to stockholders of record on March 4, 2004 and June 4, 2004, respectively. In July 2004, the board of directors declared a quarterly cash dividend of $0.08 per share for all classes of common stock to be paid in September 2004. We anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

          On July 30, 2004, we closed the purchase of approximately 3.1 million shares from members of our original stockholder group for an aggregate purchase price of $70.0 million, or $22.62 per share. The purchase was made pursuant to an option granted in connection with the recapitalization transaction that occurred in October 2003. The purchase price was determined based on the agreement entered into last October, which provided for a purchase price equal to 94% of the lower of (a) the closing sales price on the New York Stock Exchange on the date the notice of exercise was given, and (b) the average closing sales price over the immediately preceding 15 trading days. A special committee of independent directors of the board of directors made the decision to exercise the option. The special committee engaged its own independent financial and legal advisors.

          We believe we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis. We currently believe that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs on both a short- and long-term basis. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. Within the past year our capital needs have increased due to the retail store model in Mainland China including manufacturing facilities and the manufacture of Pharmanex® BioPhotonic Scanners. In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations. Additionally, we would consider realigning our strategic plans including a reduction in capital spending, stock repurchases, or dividend payments.

Critical Accounting Policies

          The following critical accounting policies and estimates should be read in conjunction with our audited consolidated financial statements and related notes thereto. Management considers the most critical accounting policies to be the recognition of revenue, accounting for income taxes and accounting for intangible assets. In each of these areas, management makes estimates based on historical results, current trends, and future projections.

                     Revenue. We recognize revenue when products are shipped, which is when title passes to our independent distributors. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10.0% restocking fee. Reported revenue is net of returns, which have historically been less than 5.0% of gross sales. A reserve for product returns is accrued based on historical experience. We classify all selling discounts as a reduction of revenue. Our Global Compensation Plan for our distributors is focused on remunerating distributors based upon the selling efforts of the distributors and their “downline” distributors and not their personal purchases

                     Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between us and our foreign affiliates. Deferred tax assets and liabilities are created in this process. As of June 30, 2004, we have net deferred tax assets of $52.2 million. We have netted these deferred tax assets and deferred tax liabilities by jurisdiction as of June 30, 2004 and reclassified prior period balances to conform to the June 30, 2004 presentation. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination was made.

                     Intangible Assets. In connection with acquisitions, we have recognized various intangible assets, including goodwill, on our balance sheet. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to establish useful lives for our intangible assets, other than goodwill, based on the length of time such asset is expected to generate cash. This involves a subjective evaluation of numerous factors that could limit the life of such assets such as economic, competitive, and other conditions and costs to maintain such assets. In connection with the implementation of SFAS No. 142 in 2002, we reevaluated the useful lives of our assets. Indefinite lived assets are not amortized, but instead are tested for impairment at least annually. Our intangible assets with definite lives are recorded at cost and are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

                     In connection with a registration statement we filed in October 2003, the Staff of the Securities and Exchange Commission commented on and sought additional support for the indefinite life designation of these assets. Based on the our assessment in responding to these comments, we recorded the following in the second quarter of 2004: (i) a one-time amortization charge of $1.2 million resulting from retroactive changes in the estimates of the useful lives of certain intangible assets, which included the assignment of useful lives to our distributor network and certain trademarks and trade names that were previously designated as indefinite lived assets; (ii) an entry to reduce intangible assets and retained earnings by approximately $8.8 million to reflect a reduction in the carrying amount of an intangible asset previously purchased from a group of controlling shareholders to its carryover basis; and (iii) an entry to reclassify approximately $7.4 million from goodwill to other intangible assets to retroactively reflect intangible assets acquired.

                     As a result of these changes we recorded an additional $0.3 million of amortization related to these assets in the second quarter of 2004 and will continue to recognize an additional $0.3 million of such amortization per quarter through the remainder of the useful lives, which approximate 12 years as of June 30, 2004.

Seasonality

           In addition to general economic factors, we are impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on that quarter. We believe that direct selling in Japan, the United States, and Europe is also generally negatively impacted during the month of August, which is in our third quarter, when many individuals, including our distributors, traditionally take vacations.

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

	As of June 30, 2004		As of June 30, 2003
Region:	Active(1)	Executive	Active(1)	Executive
North Asia	318,000	15,907	313,000	16,276
Greater China(2)	261,000	8,384	104,000	3,861
North America	126,000	3,157	109,000	2,726
South Asia/Pacific	69,000	2,040	63,000	2,198
Other Markets	34,000	1,085	32,000	1,011

Total	808,000	30,573	621,000	26,072

(1)	Active distributors include preferred customers and distributors purchasing products directly from us during the quarter.

(2)

Following the opening of our retail business in Mainland China during 2003, active distributors include 191,000 and 36,000 preferred customers in Mainland China and executive distributors include 5,586 and 1,212 employed, full-time sales representatives in Mainland China for the quarters ended June 30, 2004 and 2003, respectively.

Currency Risk and Exchange Rate Information

          A majority of our revenue and many of our expenses are recognized primarily outside of the United States, except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Media reports have indicated that the Chinese government may begin to allow the RMB to float more freely against the U.S. dollar and other major currencies. A strengthening of the RMB would benefit our reported revenue and profits and a weakening of the RMB would negatively impact reported revenue and profits. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition.

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

          Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of June 30, 2004, we had $127.7 million of these contracts with expiration dates through May 2005. All of these contracts were denominated in Japanese yen. For the three- and six-month periods ended June 30, 2004, we recorded pre-tax losses of $1.6 million and $4.3 million in operating income, all of which were offset against our revenue in Japan, and losses of $1.1 million as of June 30, 2004, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at June 30, 2004, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings, or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

          With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that we have sufficient liquidity to meet our obligations on both a short- and long-term basis and that existing cash and cash flow from operations will be adequate to fund cash needs;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that cash flow from operations will be sufficient to pay future dividends;

•	our plans to launch the Pharmanex® BioPhotonic Scanner in Japan in December of 2004;

•	our anticipation that the Chinese government will publish new direct selling guidelines in the near future that could have a positive impact on our business;

•	our anticipation that revenue for Mainland China will be approximately $120.0 million for the year;

•	our expectation that gross margins will range from 83.2% to 83.5% in 2004;

•	our expectation that selling expenses throughout the remainder of 2004 will range from 42.5% to 43.0% of revenue;

•	our anticipation that we will incur approximately $1.5 million in interest expense during each of the remaining quarters in 2004; and

•	our expectation that we will spend $15.0 million to $20.0 million for capital expenditures during the remainder of 2004, including enhancements to computer systems and software.

          In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

          We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in Item 5 of this Report (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)

Our expansion of operations in Mainland China is subject to risks and uncertainties. We continue to be subject to significant regulatory scrutiny and have experienced challenges including interruption of sales activities at certain stores and fines being paid in several cases, which in the aggregate have been less than 1.0% of revenue in Mainland China. Because of restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. We have, at times, received guidance from local regulators on conducting our operations including limiting the size of our training meetings, controlling the activities of our sales employees, controlling the distribution of product outside of our stores, keeping the number of sales employees at reasonable levels and limiting the involvement of our overseas distributors. While we continuously update our operating model to address these concerns, we believe we could experience similar challenges in the future as we expand operations in Mainland China and continue to work with regulators to help them understand our business model. Our operations in Mainland China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, as our number of sales representatives continues to rapidly grow we could face increasing risks that improper actions by these local sales employees, or any overseas distributors, in violation of local laws or our policies could result in regulatory investigations and penalties that could harm our business.

(b)

As with any new technology, we have experienced technical, production and cost issues in developing the Pharmanex® BioPhotonic Scanner. In addition, in March 2003 the FDA questioned its status as a non-medical device and we subsequently filed an application with the FDA to have the Scanner classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the Scanner is a medical device including the claims that we or our distributors make about the Scanner. We are facing similar uncertainties and regulatory issues in other markets with respect to the status of the Scanner as a non-medical device and the claims that can be made in using the Scanner, which could delay or negatively impact our plans for the Scanner in these markets. If the launch or use of this tool is delayed or otherwise inhibited by regulatory issues or actions, or if we are unable to deliver Scanners that perform to a standard expected by our distributors, or if we are unable to make a sufficient number of Scanners available to interested distributors at reasonable lease rates, this could dampen distributor enthusiasm and harm our business. In addition, if distributors make claims regarding the Scanner outside of the claims authorized by us this could result in regulatory actions against our business.

(c)

We recently have experienced local currency revenue declines in Japan. Because our Japan business accounts for a majority of our revenue, our business could be harmed if planned initiatives are not successful and do not generate renewed growth or outside factors negatively affect our business in Japan. In particular, risks associated with the Pharmanex® BioPhotonic Scanner as discussed herein, increased competitive factors, and any failure in our execution of strategies could negatively impact our business. In addition, if the Pharmanex® BioPhotonic Scanner fails to generate distributor excitement or attract new distributors or customers, this could harm our operating results in Japan. In addition, our Japanese business could be harmed by continued focus of our Japanese distributor leaders on our business in Mainland China.

(d)

Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin, and earnings from those expected could be caused by:

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	weakening of foreign currencies, particularly the Japanese yen; or

•	political unrest or uncertainty.

(e)

The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Recent negative publicity concerning stimulant-based supplements, which we have never sold, has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any changes in regulations applicable to our business or any of our nutritional products that limit our ability to market such products, our revenue and profitability may be harmed.

(f)

Chinese regulators have indicated that they intend to publish new direct selling regulations within the next few months. There can be no assurance that these regulations will be adopted or, if adopted, that they will benefit us. While we anticipate we will be able to obtain a direct selling license under any new proposed regulations, there can be no assurance that we will be able to obtain such a license should we apply. Although we currently do not operate a direct selling business in Mainland China, our future growth could be harmed if the regulations are not adopted or are unfavorable, or if we are unable to obtain a license for direct selling under these regulations.

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

PART II.           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

          None.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
April 1 – 30, 2004	189		$ 20.35	—	$ 8.4
May 1 – 31, 2004	4,720		$ 24.16	—	$ 8.4
June 1 – 30, 2004	108		$ 23.75	—	$ 8.4

Total	5,017	(1)

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

(2)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock in open market transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $90.0 million is currently authorized. To date, we have repurchased approximately $81.6 million of shares under the plan and during the second quarter of 2004 we made no repurchases under the plan. There has been no termination or expiration of the plan since the initial date of approval.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual Meeting of Stockholders was held on May 17, 2004. At the Annual Meeting of Stockholders Blake M. Roney, M. Truman Hunt, Sandra N. Tillotson, E.J. “Jake” Garn, Paula F. Hawkins, Daniel W. Campbell, Andrew D. Lipman, and Jose Ferreira, Jr. were elected to serve as our directors until the next annual meeting of stockholders or until their successors are duly elected. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management’s director nominees. The following chart reflects the vote tabulation with respect to each director nominee. The figures reported reflect votes cast by holders of our Class A common stock. Each share of Class A common stock entitles its holder to one vote.

Name of Director Nominee	Votes For	Votes Withheld
Blake M. Roney	49,417,058	9,244,576
M. Truman Hunt	49,416,972	9,244,662
Sandra N. Tillotson	49,419,864	9,241,770
E.J. "Jake" Garn	49,416,972	9,244,662
Paula F. Hawkins	55,907,773	2,753,861
Daniel W. Campbell	49,416,972	9,244,662
Andrew D. Lipman	48,764,600	9,897,034
Jose Ferreira, Jr	49,419,764	9,241,870

          The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the our independent registered public accounting firm, with 47,119,159 votes being cast for, 11,533,428 votes being cast against, and 9,045 abstentions and broker non-votes.

ITEM 5.           OTHER INFORMATION

           The risk factors included in Amendment No. 4 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission are attached as Exhibit 99.1 and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Regulation S-K Number	Description

10.1	Third Amendment to the Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A.

10.2	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America.

10.3	Second Amendment to Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement.

10.4	Lease Contract for Standard Factory Building, dated as of January 16th, 2004, between Shanghai Jin Qiao Export Processing Zone (SA) Development and Construction Co., Ltd. and Nu Skin Asia Investment, Inc. (English translation from the original Chinese language document.)

10.5	Agreement for the Transfer/Assignment of Lease Contract, dated as of April 1, 2004, among Shanghai Jin Qiao Export Processing Zone (SA) Development and Construction Co., Ltd., Nu Skin Asia Investment, Inc. and Pharmanex LLC. (English translation from the original Chinese language document.)

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk factors.

(b)	Current Reports on Form 8-K.

On April 16, 2004, we filed a Current Report on Form 8-K under Item 9, “Regulation FD Disclosure” wherein we furnished an electronic copy of the text of our 2003 Annual Report.

On April 21, 2004, we filed a Current Report on Form 8-K under Item 12, “Results of Operations and Financial Condition,” wherein we furnished our press release announcing our financial results for the first quarter ended March 31, 2004 and certain other information.

On April 21, 2004, we filed a Current Report on Form 8-K under Item 12, “Results of Operations and Financial Condition,” wherein we furnished a transcript of our first quarter investor conference call.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2004

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Third Amendment to the Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A.

10.2	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America.

10.3	Second Amendment to Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement.

10.4	Lease Contract for Standard Factory Building, dated as of January 16th, 2004, between Shanghai Jin Qiao Export Processing Zone (SA) Development and Construction Co., Ltd. and Nu Skin Asia Investment, Inc. (English translation from the original Chinese language document.)

10.5	Agreement for the Transfer/Assignment of Lease Contract, dated as of April 1, 2004, among Shanghai Jin Qiao Export Processing Zone (SA) Development and Construction Co., Ltd., Nu Skin Asia Investment, Inc. and Pharmanex LLC. (English translation from the original Chinese language document.)

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk factors.