Form 10-Q
period 2004-09-30
NU SKIN ENTERPRISES INC
filed 2004-11-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 011-12421

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		87-0565309 (IRS Employer Identification Number)
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
Yes    ☒          No    ☐

         As of November 1, 2004, 69,676,502 shares of the registrant's Class A common stock, $.001 par value per share, and no shares of the registrant's Class B common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2004 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.

-i-

PART I.       FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2004	December 31, 2003

ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 123,598	$ 122,568
Accounts receivable	15,880	15,054
Inventories, net	88,433	83,338
Prepaid expenses and other	45,922	60,163

	273,833	281,123

Property and equipment, net	67,793	60,528
Goodwill	111,331	118,768
Other intangible assets, net	62,036	67,572
Other assets	60,946	63,068

Total assets	$ 575,939	$ 591,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 16,565	$ 18,816
Accrued expenses	94,814	95,068
Current portion of long-term debt	22,596	17,915

	133,975	131,799

Long-term debt	140,637	147,488
Other liabilities	19,983	21,524

Total liabilities	294,595	300,811

Stockholders' equity
Class A common stock - 500,000,000 shares authorized, $.001
par value, 69,748,628 and 70,700,497 shares issued
and outstanding	70	71
Additional paid-in capital	(112,376)	(68,191)
Accumulated other comprehensive loss	(66,047)	(70,849)
Retained earnings	461,512	431,615
Deferred compensation	(1,815)	(2,398)

	281,344	290,248

Total liabilities and stockholders' equity	$ 575,939	$ 591,059

The accompanying notes are an integral part of these consolidated finanical statements.

- -1-

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$ 283,313	$ 250,185	$ 831,542	$ 710,537
Cost of sales	47,641	43,697	139,070	130,598

Gross profit	235,672	206,488	692,472	579,939

Operating expenses:
Selling expenses	121,824	105,044	355,804	290,572
General and administrative expenses	80,200	71,395	244,216	213,865
Restructuring and other charges
(Note 12)	—	5,592	—	5,592

Total operating expenses	202,024	182,031	600,020	510,029

Operating income	33,648	24,457	92,452	69,910
Other income (expense), net	(464)	(433)	(4,031)	1,108

Income before provision for income taxes	33,184	24,024	88,421	71,018
Provision for income taxes	12,278	8,889	32,716	26,276

Net income	$ 20,906	$ 15,135	$ 55,705	$ 44,742

Net income per share (Note 3):
Basic	$ .30	$ .19	$ .78	$ .56
Diluted	$ .29	$ .19	$ .76	$ .55

Weighted average common shares
outstanding:
Basic	70,511	80,301	71,081	80,493
Diluted	72,554	81,733	73,089	81,834

The accompanying notes are an integral part of these consolidated finanical statements.

- -2-

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Cash flows from operating activities:
Net income	$ 55,705	$ 44,742
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	20,418	16,543
Amortization of deferred compensation	583	520
Loss on sale of assets	—	525
Changes in operating assets and liabilities:
Accounts receivable	(826)	1,725
Inventories, net	(5,095)	1,247
Prepaid expenses and other	12,105	5,384
Other assets	(1,417)	(3,368)
Accounts payable	(2,251)	50
Accrued expenses	11,985	(8,929)
Other liabilities	1,104	4,010

Net cash provided by operating activities	92,311	62,449

Cash flows from investing activities:
Purchase of property and equipment	(21,919)	(13,181)

Net cash used in investing activities	(21,919)	(13,181)

Cash flows from financing activities:
Exercise of distributor and employee stock options	15,411	1,184
Payments of cash dividends	(17,058)	(16,917)
Repurchase of shares of common stock	(71,007)	(8,419)

Net cash used in financing activities	(72,654)	(24,152)

Effect of exchange rate changes on cash	3,292	(1,022)

Net increase in cash and cash equivalents	1,030	24,094

Cash and cash equivalents, beginning of period	122,568	120,341

Cash and cash equivalents, end of period	$ 123,598	$ 144,435

The accompanying notes are an integral part of these consolidated finanical statements.

- -3-

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.        THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global, direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology products and services under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong and Taiwan; North America, which consists of the United States and Canada; South Asia/Pacific, which consists of Australia, Brunei, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Other Markets, which consists of Brazil, Europe, Guatemala and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2004, and for the three- and nine-month periods ended September 30, 2004 and 2003. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$ 20,906	$ 15,135	$ 55,705	$ 44,742
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(1,390)	(1,189)	(4,087)	(3,917)

Pro forma net income	$ 19,516	$ 13,946	$ 51,618	$ 40,825

Earnings per share:
Basic - as reported	$ 0.30	$ 0.19	$ 0.78	$ 0.56
Basic - pro forma	$ 0.28	$ 0.17	$ 0.73	$ 0.51

Diluted - as reported	$ 0.29	$ 0.19	$ 0.76	$ 0.55
Diluted - pro forma	$ 0.27	$ 0.17	$ 0.71	$ 0.50

3.         NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three- and nine-month periods ended September 30, 2004, 0.6 million options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three- and nine-month periods ended September 30, 2003, other stock options totaling 4.1 million and 4.2 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Earnings per share in 2004 were positively impacted by the repurchase of 10.8 million shares of the Company’s Class A common stock in October 2003 and the repurchase of 3.1 million shares of the Company’s Class A common stock in July 2004.

4.         DIVIDENDS PER SHARE

In July 2004, the board of directors declared a quarterly cash dividend of $0.08 per share for the Company’s Class A common stock. This quarterly cash dividend of approximately $5.6 million was paid on September 22, 2004, to stockholders of record on September 3, 2004. Quarterly cash dividends for the nine-month period ended September 30, 2004 totaled $17.1 million. The board of directors has also recently declared a quarterly cash dividend of $0.08 per share for the Company’s Class A common stock to be paid in December 2004.

5.         DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2004 and December 31, 2003, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $83.6 million and $64.3 million, respectively, to hedge foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of September 30, 2004 and December 31, 2003, $0.2 million of net unrealized gains and $3.9 million of net unrealized losses, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at September 30, 2004 have maturities through June 2005 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

months. The Company recognized pre-tax net losses on foreign currency cash flow hedges of $0.5 million and $4.8 million for the three- and nine-month periods ended September 30, 2004, respectively, and recognized pre-tax net losses of $0.9 million and $3.7 million for the three- and nine-month periods ended September 30, 2003, respectively, which were recorded primarily as an offset to revenue in Japan.

6.         REPURCHASE OF COMMON STOCK

During the three- and nine-month periods ended September 30, 2004, the Company did not repurchase any shares of its Class A common stock under its open market repurchase plan. During the three- and nine-month periods ended September 30, 2003, the Company repurchased approximately 17,000 and 811,000 shares of Class A common stock under the plan for approximately $0.2 million and $8.4 million, respectively. On July 27, 2004, the Company provided notice of exercise of an option to purchase 3.1 million shares of Class A common stock from members of its original stockholder group. The Company purchased the 3.1 million shares on July 30, 2004 for an aggregate purchase price of approximately $71.0 million, or $22.62 per share. The option was obtained by the Company as part of a recapitalization transaction completed in October 2003. These stockholders also sold 1.5 million shares to third-party investors. The Company filed a registration statement with respect to the shares sold to the third-party investors.

7.         COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2004 and 2003, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$ 20,906	$ 15,135	$ 55,705	$ 44,742
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,525	(3,129)	776	(1,975)
Net unrealized gains (losses) on foreign
currency cash flow hedges	985	(3,373)	992	(1,796)
Net losses reclassified into current
earnings	316	621	3,034	2,231

Comprehensive income	$ 23,732	$ 9,254	$ 60,507	$ 43,202

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Region:
North Asia	$ 156,448	$ 157,847	$ 466,048	$ 442,623
Greater China	60,303	34,783	167,045	91,857
North America	36,123	30,127	109,731	95,646
South Asia/Pacific	20,729	19,207	60,816	55,137
Other Markets	9,710	8,221	27,902	25,274

Totals	$ 283,313	$ 250,185	$ 831,542	$ 710,537

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These reclassifications match the hedging gains and losses associated with the Japanese yen to the North Asia region, which were previously classified under the North America region.

Additional information as to the Company’s operations in its most significant geographical areas is set forth below (in thousands):

Revenue:	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Japan	$ 140,588	$ 142,641	$ 418,297	$ 399,483
United States	33,603	27,760	102,187	88,559
Mainland China	26,637	10,772	78,974	20,494

Long-lived assets:	September 30, 2004	December 31, 2003

Japan	$ 16,551	$ 18,553
United States	257,496	286,659
Mainland China	9,516	8,545

9.         NEW PRONOUNCEMENTS

During the first quarter of 2004, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This accounting standard became effective during the first quarter of 2004. The adoption of this accounting standard did not have a material effect on the Company’s financial statements.

10.      DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

are created in this process. As of September 30, 2004, the Company has net deferred tax assets of $48.3 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction as of September 30, 2004 and reclassified prior period balances to conform to the September 30, 2004 presentation.

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

As a result of these changes the Company recorded an additional $0.3 million of amortization related to these assets in each of the second and third quarters of 2004 and will continue to recognize an additional $0.3 million of such amortization per quarter through the remainder of the useful lives, which approximate 12 years as of September 30, 2004.

12.       RESTRUCTURING AND OTHER CHARGES

During the third quarter of 2003, the Company recorded restructuring and other charges of $5.6 million, of which $5.1 million of expenses resulted from an early retirement program and other employee separation charges. As a result, the Company’s overall headcount was reduced by approximately 130 employees, mostly related to the elimination of positions at the Company’s U.S. headquarters. These restructuring expenses consisted primarily of severance and other compensation charges. In connection with these restructuring charges, the Company also completed the divestiture of its professional employer organization as part of its strategy to eliminate low margin products. This divestiture resulted in a charge of approximately $0.5 million. As of September 30, 2004, all restructuring and other charges had been paid.

13.       COMMITMENTS AND CONTINGENCIES

On October 14, 2004, the Company was assessed by the Audit Division of the customs authorities in Japan a total of approximately $9.0 million, net of any recovery of consumption taxes, for duties on products imported into Japan from October 2002 through October 2003. The value and methodology used by the Company for determining the amount of duties payable for these periods is consistent with prior years and has been previously reviewed and approved by the Valuation Department of Japan Customs. As such, the Company believes the assessment is improper and plans to contest the matter. Management believes any final outcome of this matter will not have a material effect on the Company's consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis should be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

        Revenue for the three- and nine-month periods ended September 30, 2004 increased 13.2% and 17.0%, respectively, to $283.3 million and $831.5 million from $250.2 million and $710.5 million for the same periods in 2003. Excluding the impact of changes in foreign currency exchange rates, we would have experienced a revenue increase of 9.6% and 12.3%, respectively, for the three- and nine-month periods ended September 30, 2004 compared to the same periods in the prior year. The increase in revenue resulted primarily from strong year-over-year growth in Mainland China and in our U.S. business, ongoing emphasis on distributor and customer retention programs globally, and favorable foreign currency exchange rates. Revenue was negatively impacted by a decline in local currency revenue in Japan.

        These factors also contributed to a 52.6% and 38.2% increase, respectively, in earnings per share for the three- and nine-month periods ended September 30, 2004 compared to the prior periods. Earnings per share for the comparable periods in 2003 included the impact of a one-time restructuring charge of $5.6 million. The growth in earnings per share was also positively impacted by the repurchase of 10.8 million and 3.1 million shares of our Class A common stock in October 2003 and July 2004, respectively, as well as declines noted below in “Other income (expense), net.”

        Financial results for the three-month period ending September 30, 2004 were negatively impacted by weaker than anticipated results during the period in Mainland China and Japan. Results from Mainland China were negatively impacted by increased media and government scrutiny of the industry and confusion and speculation in the media regarding the direction of direct selling in Mainland China as discussed below. The continued softness in Japan was primarily a result of the factors identified below.

        Revenue

            North Asia. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2004 and 2003 for the North Asia region and its principal markets (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
Japan	$ 140.6	$ 142.6	(1%	)	$ 418.3	$ 399.5	5%
South Korea	15.9	15.2	5%		47.8	43.1	11%

North Asia total	$ 156.5	$ 157.8	(1%	)	$ 466.1	$ 442.6	5%

            Revenue remained relatively flat for the three-month period in 2004 compared to the same period in 2003 and increased for the nine-month period in 2004 compared to the same period in 2003 primarily from favorable currency exchange rates and from growth in South Korea. Excluding the impact of changes in foreign currency exchange rates, revenue in North Asia decreased 6% in the third quarter of 2004 compared to the same period in 2003 and decreased 1% for the nine-month period in 2004 compared to the same period in 2003. In local currency, revenue in Japan decreased 8% and 3%, respectively, for the three- and nine-month periods of 2004 compared to the same periods in 2003. The decline in local currency revenue in 2004 resulted primarily from the absence of a meaningful growth driver as a result of regulatory uncertainty associated with the Scanner that prevented us from introducing the Scanner until recently. This has contributed to a decline in our executive distributors, which negatively impacts our revenue. In addition, as a result of the rapid growth in Mainland China, a number of our key Japanese distributor leaders have devoted a portion of their time on our business in Mainland China as they await the full launch of the Scanner in Japan in December 2004. Personal care revenue in this market was also negatively impacted in the third quarter of 2004 as distributors began to transition their attention to Pharmanex as we announced the planned launch of the Scanner. In addition, we believe our results were also negatively impacted by a series of typhoons that hit Japan during the quarter as well as increased competitive factors. We anticipate continued softness in our revenue results in Japan during the near term. However, we look forward to the launch of the Scanner and new products at our November convention, which we believe will help us return growth to our business in Japan in 2005.

            In local currency, revenue in South Korea increased 3% and 8%, respectively, for the three- and nine-month periods of 2004 compared to the same periods in 2003. The growth in revenue in South Korea for the three- and nine-month periods of 2004 was due to the continued growth in active distributors in 2004. We are pleased with this growth given the difficult regulatory and economic conditions in South Korea that continue to negatively impact this market and our industry.

            Greater China. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2004 and 2003 for the Greater China region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Mainland China	$ 26.6	$ 10.8	146%	$ 79.0	$ 20.5	285%
Taiwan	21.1	17.9	18%	58.6	54.2	8%
Hong Kong	12.6	6.1	107%	29.4	17.1	72%

Greater China total	$ 60.3	$ 34.8	73%	$ 167.0	$ 91.8	82%

            Revenue in Greater China increased primarily as a result of the impact throughout this region from the expansion of operations in Mainland China. Foreign currency fluctuations from 2003 to 2004 did not have a notable impact on this region as currencies in each market are generally pegged to the U.S. dollar. Revenue in Mainland China increased 146% to $26.6 million compared to $10.8 million in the prior-year period. We currently operate in a total of 27 cities in 11 provinces and one municipality in Mainland China. On a sequential basis revenue in Mainland China decreased 10% from the second quarter of 2004 to the third quarter of 2004. Revenue for the third quarter was negatively impacted by a sales convention in Hong Kong, at which sales representatives from Mainland China purchased approximately $2.0 million of products for personal consumption. In addition, media and government scrutiny of activities related to direct selling increased significantly during the quarter in advance of new direct selling regulations expected to be published by year end. Even though we do not employ our traditional direct selling business model in Mainland China, government and media scrutiny of the direct selling industry has negatively impacted our business, as our existing and potential sales representatives are influenced by negative or confusing media reports about direct selling. In order to minimize the likelihood of adverse regulatory actions that could negatively impact our ability to operate under the new direct selling regulations, our efforts are currently focused on training our sales employees and enforcing our sales policies that prohibit improper promotion of our business. This emphasis has resulted in the imposition of penalties or actual termination of the employment of sales employees who have violated these policies. As a result, the number of sales representatives remained relatively level sequentially after a period of rapid growth.

            We expect to continue to experience government and media scrutiny due to our status as a leading, global direct selling company and the increased focus on the direct selling industry as new regulations are implemented. We are optimistic that the new regulations will positively impact our business. After publication of the new regulations, we anticipate that companies interested in operating as a direct selling company will need to secure a license to operate as such. This process will likely take several months. Until such time as the new regulations are final, we obtain a direct selling license, and we transform our business model, we will continue to focus on training our sales employees and enforcing our employee policies to maximize the likelihood of obtaining a direct selling license in a timely manner. We will also balance this primary objective with initiatives designed to keep our sales force engaged and to position our business for future growth. These initiatives include the launch of several Pharmanex products and the BioPhotonic Scanner in early 2005 as well as continued expansion into new cities in the fourth quarter of 2004 and throughout 2005.

            Hong Kong reached record sales during the third quarter of 2004, with revenue increasing approximately 107% over the same prior-year period. This increase in revenue in Hong Kong, as well as the recent revenue increase in Taiwan, resulted primarily from continued enthusiasm for business prospects in Mainland China, as well as recent modifications to our sales compensation program in these markets. Hong Kong revenue was also positively impacted by sales to sales representatives from Mainland China for personal consumption, including those attending our third quarter sales convention in Hong Kong.

            North America. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2004 and 2003 for the North America region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
United States	$ 33.6	$ 27.8	21%	$ 102.2	$ 88.6	15%
Canada	2.5	2.4	4%	7.5	7.1	6%

North America total	$ 36.1	$ 30.2	20%	$ 109.7	$ 95.7	15%

            The increase in revenue in the United States for the third quarter of 2004 compared to the same period in the prior year was due to the positive impact of monthly subscription order programs and the Pharmanex® BioPhotonic Scanner program. Pharmanex sales for the third quarter of 2004 in the United States increased 43% as a result of these programs. Nu Skin revenue also increased 8% in the third quarter of 2004 compared to the same period in 2003. The increase in revenue in the United States for the nine-month period ended September 30, 2004 compared to the same period in the prior year was also a result of $5.8 million of sales to international distributors attending the U.S. convention during the first quarter of 2004. These revenue increases were partially offset by the inclusion in the three- and nine-month periods ending September 30, 2003 of $1.0 million and $11.0 million, respectively, from sales of Big Planet products and services that were eliminated in the third quarter of 2003. Our third quarter executive distributor count grew by 19% in the United States year-over-year.

            South Asia/Pacific. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2004 and 2003 for the South Asia/Pacific region and its principal markets (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
Singapore/Malaysia	$ 10.5	$ 9.1	15%		$ 29.2	$ 27.3	7%
Thailand	6.2	6.0	3%		19.4	15.7	24%
Australia/New Zealand	3.3	3.4	(3%	)	9.8	10.0	(2%	)
Philippines	0.7	0.7	—		2.4	2.1	14%

South Asia/Pacific total	$ 20.7	$ 19.2	8%		$ 60.8	$ 55.1	10%

            The increase in revenue in this region during the third quarter of 2004 was due primarily to combined Singapore/Malaysia revenue growth of approximately 15% during the quarter as a result of increased focus on product subscription programs, growth in nutrition revenue, and expansion into Brunei. The increase in revenue in the region for the nine-month period ended September 30, 2004 was also positively impacted by growth in combined Singapore/Malaysia as well as revenue growth in Thailand, where local currency revenue increased 18%. We have, however, seen a softening trend in Thailand over the last few quarters. Changes in foreign currency exchange rates positively impacted 2004 revenue comparisons. Excluding the impact of changes in foreign currency exchange rates, revenue in the South Asia/Pacific region increased 6% during the three- and nine-month periods ended September 30, 2004 compared to the same periods in 2003.

            Other Markets. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2004 and 2003 for our Other Markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Europe	$ 8.7	$ 7.5	16%	$ 25.5	$ 23.4	9%
Latin America	1.0	0.7	43%	2.4	1.9	26%

Other Markets total	$ 9.7	$ 8.2	18%	$ 27.9	$ 25.3	10%

            The increase was primarily due to improved sales in Latin America and favorable currency fluctuations in Europe.

        Gross profit

        Gross profit as a percentage of revenue increased to 83.2% and 83.3% for the three- and nine-month periods ended September 30, 2004, respectively from 82.5% and 81.6% for the same periods in 2003. Our gross profit was positively impacted by the shift away from low margin Big Planet revenue to higher margin Nu Skin and Pharmanex products, strong gross margins in Mainland China resulting from in-house manufacturing in that market, as well as the positive impact of fluctuations in foreign currency in 2004 compared to the same prior-year period. In the future, gross profit will be slightly negatively impacted by increasing revenue from leases of the Pharmanex® BioPhotonic Scanner. As a result, we expect gross margins to range from 82.0% to 82.5% in 2005.

        Selling expenses

        Selling expenses as a percentage of revenue increased to 43.0% and 42.8% for the three- and nine-month periods ended September 30, 2004, respectively, from 42.0% and 40.9% for the same periods in 2003. In U.S. dollars, selling expenses increased to $121.8 million and $355.8 million for the three- and nine-month periods ended September 30, 2004 from $105.0 million and $290.6 million for the same periods in 2003. The decline in revenue from Big Planet products and services, which pay lower commissions than our personal care and nutritional supplement product categories, higher costs associated with our employed sales representatives in Mainland China, and expenses related to distributor incentives implemented in Japan contributed to the increase in selling expenses, as a percentage of revenue, for the three- and nine-month periods in 2004. We currently pay approximately 7.0% to 10.0% of local revenue in additional labor costs, including unemployment and benefits, associated with our employed sales force in Mainland China, which is offset by better gross margins and lower general and administrative expenses. We anticipate these factors will continue to impact our selling expenses through the remainder of 2004 with selling expenses as a percent of revenue expected to range from 43.3% to 43.5% in the fourth quarter of 2004 and declining back to a range of 42.4% to 42.8% in 2005.

        General and administrative expenses

        General and administrative expenses as a percentage of revenue decreased to 28.3% and 29.4% for the three- and nine-month periods ended September 30, 2004, from 28.5% and 30.1% for the same periods in 2003. In U.S. dollars, general and administrative expenses increased to $80.2 million and $244.2 million for the three- and nine-month periods ended September 30, 2004, from $71.4 million and $213.9 million for the same periods in 2003. Overall, general and administrative expenses as a percentage of revenue improved for the three- and nine-month periods ended September 30, 2004 primarily due to the higher revenue generated during those periods compared to the same periods in 2003. The U.S. dollar increases in general and administrative expenses for all periods considered is due to the incremental costs associated with significantly larger retail operations in Mainland China versus the prior year, much stronger foreign currencies against the U.S. dollar, convention expenses and a one-time amortization charge of $1.2 million recorded during the second quarter of 2004 resulting from changes in the amortization of some of our intangible assets. The adjustment resulted from the retroactive changes in the estimates of the useful lives of certain intangible assets based upon input from the SEC in connection with the review of our recent resale registration statements. We also recorded an additional $0.3 million of amortization related to those assets in each of the second and third quarters of 2004 based on these changes and will continue to recognize an additional $0.3 million of such amortization per quarter through the remainder of the useful lives, which approximate 12 years as of September 30, 2004. For more information, please see the discussion below under the heading “Critical Accounting Policies.”

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

        Other income (expense), net

        Other income (expense), net remained nearly constant for the three-month periods ended September 30, 2004 and 2003 and decreased $5.1 million for the nine-month period ended September 30, 2004 compared to the same prior-year period. Fluctuations in other income (expense), net are impacted by interest expense and by foreign exchange fluctuations to the U.S. dollar on the translation of yen based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes. For the three- and nine-month periods ended September 30, 2004, other income (expense), net included $0.8 million and $0.3 million of foreign currency hedging gains, respectively. The three- and nine-month periods ended September 30, 2004 also included interest expense of $1.5 million and $4.5 million, respectively, and we anticipate incurring approximately $1.5 million of interest expense during the fourth quarter of 2004.

        Provision for income taxes

        Provision for income taxes increased to $12.3 million and $32.7 million for the three- and nine-month periods ended September 30, 2004 compared to $8.9 million and $26.3 million for the same periods in 2003. The effective tax rate remained at 37.0% of pre-tax income during the three- and nine-month periods of 2004, consistent with the rate in the same prior-year periods.

        Net income

        As a result of the foregoing factors, net income increased to $20.9 million and $55.7 million for the three- and nine-month periods ended September 30, 2004 compared to $15.1 million and $44.7 million for the same periods in 2003.

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

        We typically generate positive cash flow from operations due to favorable gross margins, the variable nature of selling expenses (which constitute a significant percentage of operating expenses), and minimal capital requirements. We generated $92.3 million in cash from operations during the nine-month period ended September 30, 2004 compared to $62.4 million during the nine months ended September 30, 2003. The increase in cash generated from operations during the nine months ended September 30, 2004 is primarily related to the increase in net income, higher non-cash amortization charges in 2004, and the reduction in income tax payments resulting from the utilization of foreign tax credits.

        As of September 30, 2004, working capital was $139.9 million compared to $149.3 million as of December 31, 2003. Cash and cash equivalents at September 30, 2004 and December 31, 2003 were $123.6 million and $122.6 million, respectively. Our cash balance and working capital were positively impacted by $92.3 million in cash flows from operations during the nine-month period ended September 30, 2004 and were reduced by the use of approximately $71.0 million to repurchase 3.1 million of shares of our Class A common stock in July 2004.

        Capital expenditures, primarily for equipment, including the Pharmanex® BioPhotonic Scanner, computer systems and software, office furniture and leasehold improvements, were $21.9 million for the nine-month period ended September 30, 2004. In addition, we anticipate capital expenditures during the remainder of 2004 of approximately $9.0 million to $12.0 million including purchases of additional Pharmanex® BioPhotonic Scanners, which we lease to our distributors, further expansion of our retail stores, as well as manufacturing and related infrastructure in Mainland China, and further enhancements to our infrastructure, computer systems and software. In 2005, we project increased capital requirements of $40.0 million to $45.0 million based upon an international Scanner rollout and further expansion in Mainland China.

        We maintain a $25.0 million revolving credit facility that expires in May 2007. Drawings on this revolving credit facility may be used for working capital, capital expenditures, and other purposes including repurchases of our outstanding shares of Class A common stock. As of September 30, 2004, there were no outstanding balances under our revolving credit facility.

        We also have $125.0 million multi-currency private uncommitted shelf facility with Prudential Investment Management, Inc. As of September 30, 2004, we had $75.0 million outstanding under our shelf facility, $10.0 million of which is included in the current portion of long-term debt. This long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and is amortized in two tranches over five and seven years. Our long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.03% per annum and are due October 2010, with annual principal payments beginning in October 2004. As of September 30, 2004, the outstanding balance on the notes was 9.7 billion Japanese yen, or $88.2 million, $12.6 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries or by pledges of 65.0% to 100.0% of the outstanding stock of our material subsidiaries.

        Since August 1998, our board of directors has authorized us to repurchase up to $90.0 million of our outstanding shares of Class A common stock on the open market. In addition, in July 2004 a special committee of independent directors approved a repurchase of 3.1 million shares of Class A common stock from the founding stockholders, as described more fully below. The repurchases are used primarily to fund our equity incentive plans. During the three- and nine-month periods ended September 30, 2004, we did not repurchase any shares of our Class A common stock under the open market repurchase plan. As of September 30, 2004, we had repurchased a total of approximately 8.7 million shares of Class A common stock under the open market repurchase plan for an aggregate price of approximately $81.6 million.

        Our board of directors has declared quarterly cash dividends of $0.08 per share for our common stock in each of the first three quarters of the year. These quarterly cash dividends of $5.8 million, $5.7 million, and $5.6 million were paid in March, June, and September. The board of directors has declared a quarterly cash dividend of $0.08 per share for our common stock to be paid in December 2004. We anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

        On July 30, 2004, we closed the purchase of approximately 3.1 million shares of common stock from members of our original stockholder group for an aggregate purchase price of approximately $71.0 million, or $22.62 per share. The purchase was made pursuant to an option granted in connection with the recapitalization transaction that occurred in October 2003. The purchase price was determined based on the agreement entered into in October 2003, which provided for a purchase price equal to 94.0% of the lower of (a) the closing sales price on the New York Stock Exchange on the date the notice of exercise was given, and (b) the average closing sales price over the immediately preceding 15 trading days. A special committee of independent directors of the board of directors made the decision to exercise the option. The special committee engaged its own independent financial and legal advisors.

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

        On October 14, 2004, we were assessed by the Audit Division of the customs authorities in Japan a total of approximately $9.0 million, net of any recovery of consumption taxes, for duties on products imported into Japan from October 2002 through October 2003. The value and methodology used by us for determining the amount of duties payable for these periods is consistent with prior years and has been previously reviewed and approved by the Valuation Department of Japan Customs. As such, we believe the assessment is improper and plan to contest the matter. We believe any final outcome of this matter will not have a material effect on our consolidated financial statements.

Critical Accounting Policies

        The following critical accounting policies and estimates should be read in conjunction with our audited consolidated financial statements and related notes thereto. Management considers the most critical accounting policies to be the recognition of revenue, accounting for income taxes, and accounting for intangible assets. In each of these areas, management makes estimates based on historical results, current trends, and future projections.

        Revenue.   We recognize revenue when products are shipped, which is when title passes to our independent distributors. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10.0% restocking fee. Reported revenue is net of returns, which have historically been less than 5.0% of gross sales. A reserve for product returns is accrued based on historical experience. We classify all selling discounts as a reduction of revenue. Our Global Compensation Plan for our distributors is focused on remunerating distributors based upon the selling efforts of the distributors and their “downline” distributors and not their personal purchases.

        Income Taxes.   We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between us and our foreign affiliates. Deferred tax assets and liabilities are created in this process. As of September 30, 2004, we have net deferred tax assets of $48.3 million. We have netted these deferred tax assets and deferred tax liabilities by jurisdiction as of September 30, 2004 and reclassified prior period balances to conform to the September 30, 2004 presentation. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination was made.

        Intangible Assets.   In connection with acquisitions, we have recognized various intangible assets, including goodwill, on our balance sheet. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to establish useful lives for our intangible assets, other than goodwill, based on the length of time such asset is expected to generate cash. This involves a subjective evaluation of numerous factors that could limit the life of such assets such as economic, competitive, and other conditions and costs to maintain such assets. In connection with the implementation of SFAS No. 142 in 2002, we reevaluated the useful lives of our assets. Indefinite-lived assets are not amortized, but instead are tested for impairment at least annually. Our intangible assets with definite lives are recorded at cost and are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

        In connection with a registration statement we filed in October 2003, the Staff of the SEC commented on and sought additional support for the indefinite life designation of these assets. Based on the our assessment in responding to these comments, we recorded the following in the second quarter of 2004: (i) a one-time amortization charge of $1.2 million resulting from retroactive changes in the estimates of the useful lives of certain intangible assets, which included the assignment of useful lives to our distributor network and certain trademarks and trade names that were previously designated as indefinite lived assets; (ii) an entry to reduce intangible assets and retained earnings by approximately $8.8 million to reflect a reduction in the carrying amount of an intangible asset previously purchased from a group of controlling shareholders to its carryover basis; and (iii) an entry to reclassify approximately $7.4 million from goodwill to other intangible assets to retroactively reflect intangible assets acquired.

        As a result of these changes we recorded an additional $0.3 million of amortization related to these assets in each of the second and third quarters of 2004 and will continue to recognize an additional $0.3 million of such amortization per quarter through the remainder of the useful lives, which approximate 12 years as of September 30, 2004.

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

	As of September 30, 2004		As of September 30, 2003
Region:	Active(1)	Executive	Active(1)	Executive
North Asia	315,000	15,711	312,000	16,852
Greater China(2)	258,000	8,548	131,000	4,508
North America	133,000	3,134	109,000	2,657
South Asia/Pacific	73,000	2,174	70,000	2,060
Other Markets	36,000	1,161	30,000	999

Total	815,000	30,728	652,000	27,076

(1)	Active distributors include preferred customers and distributors purchasing products directly from us during the quarter.

(2)

Following the opening of our retail business in Mainland China during 2003, active distributors include 183,000 and 62,000 preferred customers in Mainland China and executive distributors include 5,452 and 1,832 employed, full-time sales representatives in Mainland China for the quarters ended September 30, 2004 and 2003, respectively.

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized primarily outside of the United States, except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Media reports have indicated that the Chinese government may begin to allow the RMB to float more freely against the U.S. dollar and other major currencies. A strengthening of the RMB would benefit our reported revenue and profits and a weakening of the RMB would negatively impact reported revenue and profits. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of September 30, 2004, we had $83.6 million of these contracts with expiration dates through June 2005. All of these contracts were denominated in Japanese yen. For the three- and nine-month periods ended September 30, 2004, we recorded pre-tax losses of $0.5 million and $4.8 million in operating income, all of which were offset against our revenue in Japan, and unrealizable gain of $0.2 million as of September 30, 2004, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at September 30, 2004, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential gain or loss in fair value, earnings, or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our plans to launch the Pharmanex® BioPhotonic Scanner in Japan in the fourth quarter of 2004, and our belief that this and other strategic initiatives will help us to return growth to our business in Japan in 2005;

•	our strategic plans and initiatives for 2005 in Mainland China, including the launch of Pharmanex products, the launch of the Scanner, continued expansion into new cities, and other initiatives that we believe will position our business there for future growth;

•	our anticipation that new direct selling regulations will be promulgated and implemented in Mainland China in the near future, and our belief that these new regulations will have a positive impact on our business there;

•	our expectation that gross margins in 2005 will range from 82.0% to 82.5%;

•	our expectation that selling expenses as a percentage of revenue will range from 43.3% to 43.5% in the fourth quarter of 2004 and 42.4% to 42.8% in 2005;

•	our anticipation that we will incur approximately $1.5 million of interest expense during the fourth quarter of 2004;

•	our anticipation that we will spend approximately $9.0 million to $12.0 million for capital expenditures during the remainder of 2004 for purchases of additional BioPhotonic Scanners, further expansion of our retail stores, infrastructure in Mainland China, and computer systems and software;

•	our expectation of increased capital expenditure requirements in 2005 of $40.0 million to $45.0 million due to our planned international rollout of the BioPhotonic Scanner as well as further expansion in Mainland China;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends, and that cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis, and our belief that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs on both a short-and long-term basis; and

•	our belief that the assessment we recently received from the customs authorities in Japan is improper, our plans to contest the matter and our belief that any final outcome on this matter will not have a material impact on our consolidated financial statements.

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

(a)

Our expansion of operations in Mainland China is subject to risks and uncertainties. We continue to be subject to significant regulatory scrutiny and have experienced challenges including interruption of sales activities at certain stores and fines being paid in several cases, which in the aggregate have been less than 1.0% of revenue in Mainland China. Because of restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. We have, at times, received guidance from local regulators on conducting our operations including limiting the size of our training meetings, controlling the activities of our sales employees, controlling the distribution of product outside of our stores, keeping the number of sales employees at reasonable levels and limiting the involvement of our overseas distributors. While we continuously update our operating model to address this guidance, we believe we could experience similar challenges in the future as we expand operations in Mainland China and continue to work with regulators to help them understand our business model. Our operations in Mainland China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, as our number of sales representatives continues to rapidly grow we could face increasing risks that improper actions by these local sales employees, or any overseas distributors, in violation of local laws or our policies could result in regulatory investigations and penalties that could harm our business.

(b)

Chinese regulators have indicated that they intend to publish new direct selling regulations within the next few months. There can be no assurance that these regulations will be adopted or, if adopted, that they will benefit us. While we anticipate we will be able to obtain a direct selling license under any new proposed regulations, there can be no assurance that we will be able to obtain such a license should we apply. There has been some uncertainty and confusion regarding the direction of the new regulations and the type of restrictions or requirements that may be imposed under such regulations. Although we currently do not operate a direct selling business in Mainland China, our future growth could be harmed if the regulations are not adopted or are unfavorable, if the adoption or implementation of new regulations are delayed further than anticipated, or if we are unable to obtain a license for direct selling under these regulations. In addition, if the Chinese government adopts new direct selling regulations, these regulations could negatively impact our current business model in Mainland China if they incorporate changes that impose restrictions on us, or if interpretations of existing laws change as a result of such new regulations which require us to make changes to our business model in ways that could harm our business in this market.

(c)

As with any new technology, we have experienced technical, production and cost issues in developing the Pharmanex® BioPhotonic Scanner. In addition, in March 2003 the FDA questioned its status as a non-medical device. We subsequently filed an application with the FDA to have the Scanner classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the Scanner is a medical device including the claims that we or our distributors make about the Scanner. We are facing similar uncertainties and regulatory issues in other markets with respect to the status of the Scanner as a non-medical device and the claims that can be made in using the Scanner, which could delay or negatively impact our plans for the Scanner in these markets. If the launch or use of this tool is delayed or otherwise inhibited by regulatory issues or actions, or if we are unable to deliver Scanners that perform to a standard expected by our distributors, or if we are unable to make a sufficient number of Scanners available to interested distributors at reasonable lease rates, this could dampen distributor enthusiasm and harm our business. In addition, if distributors make claims regarding the Scanner outside of claims approved by us, or use it in a manner not authorized by us, this could result in regulatory actions against our business.

(d)

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

(e)

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

(f)

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

(h)

Due to the international nature of our business, we are subject from time to time to audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. To the extent we are unable to successfully defend ourselves against such challenges, we may be required to pay assessments and penalties as a result which may, individually or in the aggregate, negatively impact our gross margins and operating results.

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

Evaluation of disclosure controls and procedures

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

Changes in internal controls

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

         On October 29, 2004, a motion for preliminary injunction was filed by Caroderm, Inc. ("Caroderm") in the action Caroderm, Inc. and University of Utah Research Foundation v. Nu Skin Enterprises, Inc., Niksun Acquisition Corporation, et. al., Third Judicial District Court, Salt Lake County, State of Utah. The complaint was filed in this action on July 16, 2004 by Caroderm, which is a separate licensee of the technology utilized in the Pharmanex® BioPhotonic Scanner, listing the University of Utah Research Foundation ("UURF") as an involuntary plaintiff because UURF owns the relevant patent and has granted the licenses at issue in the litigation. Caroderm and we have each obtained a license to the same technology, with the scope of the respective licenses permitting mutually exclusive uses. The motion and complaint allege that we are in violation of the terms of our license because of alleged use of the Pharmanex® BioPhotonic Scanner for medical diagnostic purposes in medical clinical settings. The motion cites the alleged use of the BioPhotonic Scanner in the offices or clinics of certain distributors who are medical doctors, dentists, chiropractors, and other health professionals. The complaint and motion seek an order of the court enjoining and restraining us and requiring us to take steps to stop the use of the Pharmanex® BioPhotonic Scanner by our distributors for medical diagnostic purposes or in a medical clinical setting. Our license permits use of the technology to promote the sale of nutritional supplements, but does not permit use for medical diagnostic purposes in a medical clinical setting. Distributors have previously been notified of these restrictions, and the terms of the lease with distributors prohibits them from utilizing the Pharmanex® BioPhotonic Scanner for medical diagnostic purposes or in a medical clinical setting. As a result, our policy does not allow medical doctors to use the Pharmanex® BioPhotonic Scanner in their medical clinics or for medical diagnostic purposes. However, we do allow them to use the Pharmanex BioPhotonic Scanner outside of a medical clinical setting in connection with the promotion and sale of dietary supplements. Dentists, chiropractors, and other health professionals that are not medical doctors are permitted to utilize the Pharmanex® BioPhotonic Scanner in their offices because it is believed that the scope of the license does not prohibit chiropractors, dentists, and other health professionals who are not medical doctors, from using the scanner in their offices to promote the sale of nutritional supplements. This position is contrary to Caroderm's allegations set out in the complaint and in the motion.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

        On September 1, 2004, we issued 262,500 shares of Class A common stock to an individual as a contingent payment installment required pursuant to a previous agreement for the acquisition of technology rights. We issued the shares in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

Share Repurchases

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
July 1 - 31, 2004	3,094,904		$ 22.62	—	$ 8.4
August 1 - 31, 2004	1,019		$ 24.20	—	$ 8.4
September 1 - 30, 2004	—		—	—	$ 8.4

Total	3,095,923	(2)	$ 22.62	—

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock in open market transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $90.0 million is currently authorized. To date, we have repurchased approximately $81.6 million of shares under the plan and during the third quarter of 2004 we did not make any repurchases under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)

We have authorized the repurchase of shares acquired by our employees and distributors in certain Asian markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 819 shares for July and all of the shares for August relate to repurchases from such employees and distributors at an average per share purchase price of $24.50 and $24.20, respectively.

The shares listed in this column for July include 3,094,085 shares of Class A common stock repurchased from members of our original stockholder group for $22.62 per share. The purchase was made pursuant to an option granted in connection with the recapitalization transaction that occurred in October 2003.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Stock Repurchase Agreement, dated as of July 27, 2004, by and among Nu Skin Enterprises, Inc. and the Selling Stockholders signatory thereto (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

10.2	Registration Rights Agreement, dated as of July 26, 2004, by and among Nu Skin Enterprises, Inc. and the Purchaser's signatory thereto (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495).

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2004

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Stock Repurchase Agreement, dated as of July 27, 2004, by and among Nu Skin Enterprises, Inc. and the Selling Stockholders signatory thereto (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

10.2	Registration Rights Agreement, dated as of July 26, 2004, by and among Nu Skin Enterprises, Inc. and the Purchaser's signatory thereto (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495).

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.