Form 10-K
period 2004-12-31
NU SKIN ENTERPRISES INC
filed 2005-03-15
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number: 001-12421

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)		87-0565309 (IRS Employer Identification No.)

75 West Center Street Provo, UT 84601 (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: (801) 345-1000

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A common stock, $.001 par value	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:      None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No   ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒     No   ☐

        Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.3 billion. All executive officers and directors of the Registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the Registrant.

        As of February 28, 2005, 69,818,601 shares of the Registrant's Class A common stock, $.001 par value per share, and no shares of the Registrant's Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

PART 1	-1-
ITEM 1.	BUSINESS	-1-
Overview	-1-
Our Product Divisions	-3-
Sourcing and Production	-8-
Research and Development	-10-
Geographic Sales Regions	-11-
Distribution	-15-
Competition	-19-
Intellectual Property	-19-
Government Regulation	-20-
Employees	-23-
Available Information	-23-
Risk Factors	-24-
ITEM 2.	PROPERTIES	-37-
ITEM 3.	LEGAL PROCEEDINGS	-38-
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	-38-

PART II	-38-
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	-38-
ITEM 6.	SELECTED FINANCIAL DATA	-41-
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	-42-
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	-66-
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-66-
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	-92-
ITEM 9A.	CONTROLS AND PROCEDURES	-92-
ITEM 9B.	OTHER INFORMATION	-93-

PART III	-93-

PART IV	-93-
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	-93-

SIGNATURES

-i-

FORWARD-LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES, NEW PRODUCTS, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO OUR BUSINESS, SEE “ITEM 1. BUSINESS – RISK FACTORS” BEGINNING ON PAGE 24.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars. Nu Skin, Pharmanex, and Big Planet are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.	BUSINESS

Overview

        Nu Skin Enterprises is a leading, global direct selling company with operations in approximately 40 countries throughout Asia, the Americas and Europe. We develop and distribute premium quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. We also market technology-related products and services under the Big Planet brand. We operate through a direct selling model in all of our markets except Mainland China (hereinafter “China”), where we operate using a retail model with employed sales representatives because of current regulatory restrictions on direct selling activities.

        We are one of the largest direct selling companies in the world with 2004 revenue of $1.14 billion. As of December 31, 2004, we had a global network of approximately 820,000 active independent distributors, sales representatives, and preferred customers, approximately 32,000 of whom were executive level distributors or full-time sales representatives. Our executive level distributors and full-time sales representatives play an important leadership role in our distribution network and are critical to the growth and profitability of our business. We recognized approximately 88% of our revenue in markets outside the United States in 2004. Our Japanese operations accounted for approximately 51% of our 2004 revenue, although this market’s contribution to our overall revenue is lower compared to prior years as a result of our expansion into and growth in other markets. Because of the size of our foreign operations, our operating results can be impacted positively or negatively by economic, political and business conditions around the world as well as foreign currency fluctuations, particularly in Japan and other Asian markets.

        We develop and market branded consumer products that we believe are well-suited for direct selling. Our distributors market and sell our products by educating consumers about the benefits and distinguishing characteristics of our products and by providing personalized customer service. Through dedicated research and development, we continually develop and introduce new products and enhance our existing line of products to provide our distributors with a differentiated product portfolio. We believe that we are able to attract and motivate high-caliber independent distributors because of our focus on developing innovative products, our attractive global compensation plan and our advanced technological distributor support. Our business is subject to various laws and regulations throughout the world, in particular with respect to network marketing activities and nutritional supplements. This creates certain risks for our business, including any inability to obtain necessary product registrations or improper activities by our distributors.

        Our strategy for growing our business over the last year has focused on three key areas:

•	expansion into new markets;

•	introduction of unique tools and initiatives to motivate distributors and improve retention; and

•	development of compelling and innovative products.

        We continued our efforts to expand into additional new markets and grow operations in recently opened markets. During the year, we expanded our presence in China by opening 13 new stores in 12 new provinces and 1 new municipality. We grew our revenue in China from $38.5 million in 2003 to $105.6 million in 2004. We also introduced a limited number of Pharmanex products into China in January 2005. We commenced operations in Israel, Brunei and Hungary during 2004 and continue to work on commencing operations in other markets, including Indonesia and Russia.

        We also remain committed to providing our distributors with unique tools and initiatives that motivate distributors and help them attract and retain customers and other distributors. During 2004, we continued to expand the use of the Pharmanex® BioPhotonic Scanner (the “BioPhotonic Scanner”) in the United States and key international markets including Japan. The BioPhotonic Scanner is based on a patented technology that allows our distributors to non-invasively measure the impact of our nutritional products on overall nutritional status. In addition, we have continued to expand and promote product subscription programs in many of our markets that provide incentives for customers to commit to purchase a set amount of products on a monthly basis. We believe these subscription programs have improved customer retention and helped drive revenue growth in many of our markets.

        Compelling and innovative products and initiatives are vital to our company because they help empower and motivate our distributors. As a result, we continue to focus on the development and introduction of innovative products and reformulated products in order to help grow our business in existing markets. Our product development philosophy across all three divisions is to develop products and related initiatives that allow customers to “live better, longer.” Some of the products introduced in the last year include:

•	MarineOmega, a novel fish oil product containing omega-3 fatty acids;

•	TRA, a weight management system;

•	IgG Boost, a colostrum supplement to support immune functions;

•	Estera, a line of supplements that focus on the nutritional needs of women;

•	Nu Skin Tri-Phasic White, an advanced system to restore even skin color and tone;

•	Nu Skin Polishing Peel, a cost effective, at-home alternative to microdermabrasion; and

•	Epoch Calming Touch, a soothing “ethnobotanical” cream for rash skin conditions.

Our Product Divisions

        We have three product divisions: Nu Skin, which offers personal care products; Pharmanex, which offers nutritional supplements and products; and Big Planet, which offers technology-related products and services.

        Presented below are the U.S. dollar amounts and percentages of revenue from the sale of Nu Skin, Pharmanex and Big Planet products and services for each of the years ended December 31, 2002, 2003, and 2004. This table should be read together with the information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the costs associated with generating the aggregate revenue presented:

Revenue by Product Category
(U.S. dollars in millions)(1)

	Year Ended December 31,
	2002		2003		2004
Product Category	$	%	$	%	$	%

Nu Skin	470.6	48.8	476.2	48.3	548.1	48.2

Pharmanex	439.0	45.5	472.1	47.8	567.2	49.8

Big Planet	54.5	5.7	38.2	3.9	22.6	2.0

Total	964.1	100.0	986.5	100.0	1,137.9	100.0

(1)

In 2004, over 88% of our sales were transacted in foreign currencies that are converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign currency fluctuations positively impacted reported revenue by 4% in 2004 compared to 2003, and also positively impacted reported revenue by 4% in 2003 compared to 2002.

          Nu Skin. Nu Skin is our original product line and offers over 100 premium quality personal care products in the areas of daily skin care, advanced skin treatments, ethnobotanical, and other advanced personal care products.

        Our strategy is to leverage our network marketing distribution model to establish Nu Skin as an innovative leader in the personal care market. We are committed to continuously improving and evolving our product formulations to incorporate innovative and proven ingredients. In 2004, we introduced several new products, including Nu Skin Tri-Phasic White, Nu Skin Polishing Peel, and Epoch Calming Touch, described in the “Overview” section above.

        Our educated distributor force provides consumers with detailed information and instruction about our Nu Skin products and guidelines for using the products most effectively, thereby enabling us to bring more sophisticated ideas and technologies to market. We are committed to developing tools to help our distributors market our products more effectively. In early 2004, we introduced the Nu Skin® Regimen

Optimizer, a proprietary software tool powered by Big Planet technology. This program integrates decades of skin care expertise into an easy to use, mobile product recommendation tool. This mobile tool serves as a complement to our use of the VISIA™ Complexion Analysis System in our distributor centers around the world. This imaging system utilizes an imaging tool produced by a third party, and provides customers with a more in-depth analysis of their skin in order to tailor product recommendations to their specific needs.

        Our leading product categories in the Nu Skin division are daily skin care and advanced skin treatments. The following table summarizes the current Nu Skin product line by category:

Category	Description	Selected Products

Daily Skin Care	Our premium line of daily skin care products consists of face and body products including cleansers, toners, moisturizers, specialty products and body care. Nutricentials products fortified with topically applied nutrients uniquely position this line.	Night Supply Nourishing Cream Liquid Body Bar Enhancer Celltrex Ultra Recovery Fluid Perennial Intense Body Moisturizer

Advanced Skin Treatments	Our advanced skin treatments are designed to target specific skin care needs with ingredients scientifically proven to provide visible results for concerns ranging from anti-aging to acne.	Nu Skin 180° Anti-Aging
      Skin Therapy System
Tru Face Line Corrector
Tru Face Essence
Tru Face Revealing Gel
Nu Skin Galvanic Spa System II
Nu Skin Clear Action
      Acne Medication System
Nu Skin Tri-Phasic White

Ethnobotanicals	Our Epoch line is distinguished by utilizing the traditions of indigenous cultures. Each Epoch product is formulated with botanical ingredients derived from renewable resources found in nature. In addition, we contribute a percentage of our proceeds from Epoch sales to charitable causes.	Epoch Baby Calming Touch Glacial Marine Mud Ava puhi moni Shampoo IceDancer Invigorating Leg Gel FireWalker Moisturizing Foot Cream

Color Cosmetics	Our Nu Colour cosmetics are an ideal continuation of a face care regimen. Our skin beneficial complexion products bring out the skin's natural radiance and the wearable range of shades and blendable textures enhance natural beauty.	Nu Colour Cosmetics: Skin Beneficial Tinted Moisturizer Bronzing Pearls Replenishing Lipstick Eye Makeup Remover

Category	Description	Selected Products

Scion	Scion is a line of essential personal care products that provide value-oriented solutions to meet basic grooming needs with quality ingredients.	Scion Toothpaste Scion Two-In-One Shampoo Scion Hand and Body Wash Scion Moisturizing Body Lotion

Other Products	Our personal care portfolio also includes daily use products such as hair care, scalp treatment and sun protection.	DailyKind Mild Shampoo FreeFall Detangling Spray Nutriol Hair Fitness Sunright Lip Balm

      Pharmanex. We currently offer over 100 Pharmanex nutritional products within our global markets. We are committed to providing our customers with high-quality, standardized and scientifically substantiated nutritional supplements. Pharmanex nutritional supplements include our flagship LifePak line of micronutrient and phytonutrient supplements, which accounted for 23% of our total revenue and 46% of Pharmanex revenue in 2004. We also offer a line of targeted Pharmanex nutritional supplements, weight management products and other specialty products. We design Pharmanex nutritional products to promote healthy, active lifestyles and general well being when used in conjunction with proper diet and exercise.

        We believe that direct selling is a more effective method of marketing high-quality nutritional supplements than traditional retailing channels because our distributors are able to educate consumers about the benefits of our nutritional supplements and to differentiate the quality and benefits of our products from those offered by competitors. Our strategy is to further expand our nutritional supplement business by continuing to introduce new, innovative products based on extensive research and development. Any ingredients that are proven to have any long-term addictive or harmful effects are not considered for product development, even if the short-term effects may be desirable. Our research capability consists of research and development centers in Shanghai, China; Beijing, China; and Provo, Utah. We have also established collaborative arrangements with prominent research institutions and independent scientists throughout the world. Our product development efforts are focused in the areas of anti-aging, weight management and other nutrition issues. In 2004, we introduced several new products, including MarineOmega, TRA, IgG Boost and Estera, described in the “Overview” section above.

        We are continuously looking for ways to help our distributors market our products more effectively. In 2003, we introduced the BioPhotonic Scanner, an innovative, laser-based scanning tool based on patented technology that measures the level of carotenoids (a powerful antioxidant) in skin tissue. We believe we are the first nutrition company to make available a non-invasive tool that will measure the level of antioxidant carotenoids in the skin in order to observe the effects of regular nutritional supplementation. The BioPhotonic Scanner was first made available to our distributors in the United States, where we currently lease over 1,400 units to distributors for use in their promotion and sale of nutritional supplements. In late 2003, we began making the BioPhotonic Scanner available in our walk-in centers in some of our Asian markets and expanded the program further in 2004, including the launch of the BioPhotonic Scanner in Japan in November 2004 and the introduction of BioPhotonic Scanner lease programs in Taiwan, Hong Kong, Europe, and certain of our markets in Southeast Asia. We have also recently placed BioPhotonic Scanners in our retail stores in China and in our walk-in centers in Latin America. There are regulatory uncertainties in some markets, including the U.S., with respect to the status of the BioPhotonic Scanner as a non-medical device. For a discussion of the risks associated with these uncertainties, please refer to the section below entitled, “Risk Factors.”

        We have also emphasized the use of our monthly product subscription program for our Pharmanex products. This program is particularly well-suited for Pharmanex products including the LifePak daily supplement line, which come in ten day, fifteen day, or one-month supply packages. We have found that our distributors are able to generate a higher customer retention rate through the use of this program.

        Pharmanex also sells a Vitameal dehydrated food product made with a blend of enriched rice and lentils. Vitameals are highly nutritious and designed to serve as an emergency food supply for the home. Pharmanex also supplies Vitameal as part of a humanitarian relief effort designed to satisfy the nutritional needs of children at risk of starvation. We have implemented a program that provides a convenient way for distributors to donate Vitameal products they purchase from us to relief organizations for use in humanitarian relief. This initiative is maintained under the Nourish the Children trademark. In the past 34 months, our distributors have provided over 20 million meals to starving children through this program. Almost 2 million of these meals were distributed in Southeast Asia to children affected by the tsunami that hit in late December 2004.

        The following table summarizes the current Pharmanex product lines by category:

Category	Description	Selected Products

Micronutrient Supplements	Our LifePak family of daily supplements is designed to provide a beneficial mix of nutrients including vitamins, minerals and antioxidants.	LifePak LifePak Women LifePak Prime LifePak Trim LifePak Teen LifePak Kosher

Targeted Nutritional Solutions	Our self-care dietary supplements contain consistent levels of botanical ingredients that are designed to provide consumers with targeted wellness benefits.	Tegreen 97 ReishiMax GLp MarineOmega Cholestin CordyMax Cs-4 Cortitrol BioGingko 27/7 IgG Boost Estera Women

Weight Management	Our TRA ephedra-free line of weight management products was created to capitalize on the growing weight management category. TRA supplements are complementary to any diet program that is currently on the market.	OverDrive FibreNet TRA

Other - Specialty Products	Our portfolio of other nutritional products includes healthy drinks and other specialty wellness products.	Splash C Appeal AloeDrink

          Big Planet. Big Planet offers high technology products and services that are currently centered around three product categories: business tools, digital photography and home care. We evaluate emerging trends in technology and develop products that are designed to capitalize on these trends while being easy to use. This allows us to provide compelling and innovative products designed specifically for non-technical people, an underserved market due to the common complexities of high-tech products. For example, in 2004 we introduced BP Internet Security, an advanced, yet easy-to-use Internet security software product for home and small business computers, which addresses the escalating threat of Internet security issues.

        Our Big Planet business tools products and services are designed to enable our distributors to create and maintain an online business presence and to increase their productivity by leveraging technology in the management of their direct selling activities. These products include individual, personalized distributor websites that grant customers easy and convenient access to information about our products and services. We host these websites for our distributors and provide content with relevant product and business information. Distributors may also configure their individual websites, customizing their marketing efforts and conducting e-commerce activities across our product lines. Other Big Planet products designed to enhance distributor activity include Internet access, advanced telecommunication products, online business tools, which help our distributors to monitor their sales activity, as well as set up meetings, communicate with their sales organizations and conduct electronic-based marketing efforts.

        Our current development focus centers around digital photography. We believe that the convergence of trends in digital cameras, mass storage and the Internet offers a unique opportunity to provide a line of products and services that make it easy for consumers to preserve, organize, share and enjoy their precious photographic memories. In 2004, we introduced several new products in this category including: Photo Saver CD, a service in which we scan traditional photographs and slides, converting them to a digital form and storing them on a CD; Movie Magic DVD and Picture Show DVD, services that translate digital photos into personalized movies and/or slide shows on a DVD utilizing pictures and music selected by the customer. In 2005, we plan to introduce a digital photo website, Photomax.com, which will make it easy for consumers to view, organize and share digital pictures online.

        We target some investment at our Ecosphere line of home care products designed to improve the personal environment by cleaning it and protecting it from potentially harmful contaminants. This product line is developed primarily for our Asian markets and includes water purification and surface cleaning products.

        The following table summarizes the current Big Planet product lines by category:

Category	Description	Selected Products

Business Tools	Advanced tools and services that help distributors and consumers establish an online presence and manage their business.	Global Web Page BP Mall ISP for U.S. — by Qwest ISP for Japan — by Nifty BP Internet Security

Ecosphere	A line of home care products to improve the personal environment.	Water Purifier Filtering Showerhead Surface Wipes

Digital Photography	A line of digital photography services designed for non-technical consumers.	Picture Show DVD Movie Magic DVD Photo Saver CD Photomax Website

Sourcing and Production

        Nu Skin. In order to maintain high product quality, we acquire our ingredients and contract production of our proprietary products from suppliers that we believe are reliable, reputable and deliver us high quality materials and services. For more than ten years, we have acquired ingredients and products from one primary supplier that currently manufactures approximately 41% of our Nu Skin personal care products. Our contract with this supplier is for a one-year term that automatically renews each year for an additional one-year term unless either party terminates the contract. We maintain a good relationship with our supplier and do not anticipate that either party will terminate the contract in the near term. We also have ongoing relationships with secondary and tertiary suppliers who supply almost all of our remaining products and ingredients. We believe that, in the event we are unable to source any products or ingredients from our major supplier, we could produce or replace those products or substitute ingredients from our secondary and tertiary suppliers without great difficulty or significant increases in our cost of goods sold. Please refer to the section below entitled, “Risk Factors” for a discussion of risks and uncertainties associated with our supplier relationships as well as the sourcing of raw materials and ingredients.

        In 2001, we established our own manufacturing facility in Shanghai, China where we currently manufacture our personal care products sold through our retail stores in China. A small portion of the output from this facility is exported to our other markets. As needed, this facility could be expanded or other facilities could be built in China to provide manufacturing capabilities for our other markets as a back-up to our major supplier in addition to our secondary and tertiary suppliers.

        The identification of bovine spongiform encephalopathy (“BSE”, commonly known as “mad cow disease”) in one cow in the United States in late 2003 has generally not impacted our ability to import our personal care products into our international markets, except for a small number of products in South Korea. In addition, China suspended the importation of any finished goods or bulk cosmetic products from the United States that do not contain a “BSE-free” certification. Since substantially all of our personal care products sold through our retail stores in China are produced in our Shanghai facility, we were able to easily address this issue by accelerating the local manufacturing of the small number of products we were still exporting in bulk to China.

        Pharmanex. Substantially all of our Pharmanex nutritional supplements and ingredients, including LifePak, are produced or provided by third-party suppliers that we consider to be among the best suppliers of these products and ingredients. We currently rely on two suppliers for the majority of our Pharmanex products, one of which supplies approximately 38% and the other of which supplies approximately 26% of our Pharmanex nutritional supplements. We believe that, in the event we were unable to source any products or ingredients from these suppliers or our other current suppliers, we could produce or replace these products or substitute ingredients without great difficulty or significant increases in our cost of goods sold. Please refer to the section below entitled, “Risk Factors” for a discussion of certain risks and uncertainties associated with our supplier relationships as well as the sourcing of raw materials and ingredients.

        We also maintain a facility located in Zhejiang Province, China, where we produce herbal extracts for our Tegreen 97, ReishiMax GLp and other products for sale globally. We recently completed the build-out of a new manufacturing facility in Zhejiang Province where we will produce the Pharmanex nutritional supplement products for sale through our retail stores in China. We are in the process of building a new herbal extract plant adjacent to this facility which will replace the existing herbal extract facility. We are also currently planning to build a nutritional supplement manufacturing facility in China for export, which is scheduled to be on-line by the end of 2006.

        Prior to 2004, substantially all of our Pharmanex revenue was generated from products that were encapsulated in gel capsules produced with bovine materials. In late 2003, BSE (mad cow disease) was identified in one cow in the United States, prompting a few countries, including Japan and South Korea, to suspend importation of nutritional supplements encapsulated with bovine-based gelatin produced in the United States. In addition, Japan enacted a prohibition on the sale of such products in the country after February 16, 2004. In response, we converted some gelatin encapsulated products into an all porcine-based gelatin form, and switched to tablet form for other products, including LifePak for the Japanese market. Following the implementation of these measures in early 2004, except in the U.S., substantially all of our Pharmanex revenue in 2004 was generated from products that are encapsulated in porcine-based gel capsules or from tablet products. Substantially all of our nutritional supplement products for sale in the U.S. continue to utilize bovine-based gel capsules.

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

        Since the initial introduction of the BioPhotonic Scanner in 2003, we have relied on a third-party manufacturer to produce them. In December 2004, we opened a plant in Shanghai, China where we self-manufacture BioPhotonic Scanners. This facility will allow us to produce sufficient BioPhotonic Scanners to support recent launches in Japan and China, and to support the needs for future launches in other markets.

        Big Planet. Other than web hosting, digital photography services, and online distributor tools, nearly all of the Big Planet services and products we offer are currently contracted or sourced from unaffiliated third parties pursuant to contractual arrangements. By contracting to provide these services or by acting as a commissioned agent for these services, we are able to avoid the large capital deployment and investment that would be required to build the infrastructure necessary to provide these services. However, our profit margins and ability to deliver quality services at competitive prices depend upon our ability to negotiate and maintain favorable terms with our third-party providers. In connection with our Big Planet digital photography services, we are developing our own internal infrastructure for these services.

Research and Development

        We continually invest in our research and development capabilities. Our research and development expenditures were approximately $7 million in 2002, approximately $6 million in 2003 and approximately $8 million in 2004. The majority of our recent research and development activities have been directed towards our Pharmanex products. Much of our Pharmanex research to date has been conducted in China, where we benefit from a very educated, low cost labor pool that enables us to conduct research and clinical trials at a much lower cost than we would incur in the United States. We also have a laboratory adjacent to our office complex in Provo, Utah, which houses both Pharmanex and Nu Skin research facilities and technical personnel. Because of our commitment to product innovation, we will continue to commit significant resources to research and development in the future.

        We believe that we are one of the few nutritional supplement companies in the United States that has a research and development program modeled after the pharmaceutical industry. We believe that this research and development capability provides us with an important competitive advantage in the industry. We employ approximately 125 scientists at our dedicated research and development centers in Shanghai, Beijing and Utah.

        In order to provide high quality, standardize products, we utilize our unique 6S Quality Process® in our development and sourcing activities. We believe that this 6S Quality Process enhances our ability to provide consumers with safe, effective and consistent products. The 6S Quality Process involves the following steps:

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

        We also have working relationships with other independent scientists, including a scientific advisory board comprised of recognized authorities in various related disciplines, and we evaluate a significant number of product ideas presented to us by outside sources. Our Pharmanex division also establishes collaborative arrangements with prominent universities and research institutions in the United States, Europe, and Asia. The staffs of these institutions include scientists with expertise in natural product chemistry, biochemistry, pharmacology and clinical studies. Some of the university research centers that we have worked with include UC Davis, UC Los Angeles, Vanderbilt University, Tufts University, Columbia University, the University of Kansas, the University of Hong Kong School of Medicine and Taiwan Academia Sinica.

          For product development support of our Nu Skin personal care line, we have established an aggressive licensing strategy and rely on an advisory board comprised of recognized authorities in various disciplines as well as an in-house staff of research and marketing professionals. We also have entered into an agreement with the Stanford University Medical Center for directed research and clinical studies involving Nu Skin products and materials. These activities are conducted at the Nu Skin Center for Dermatological Research at Stanford University’s School of Medicine. This center focuses on scientific investigation, dermatology research, product development and clinical trials. We believe our strategic alliances provide important access to scientific developments that can lead to innovative product concepts.

Geographic Sales Regions

        We currently sell and distribute our products in 40 markets, and we operate a direct selling model in each of our markets except China. Our operations are divided into five geographic regions: North Asia, Greater China, North America, South Asia/Pacific and Other Markets. The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2002, 2003 and 2004:

Revenue by Region
(U.S. dollars in millions)

	Year Ended December 31,
	2002		2003		2004

North Asia	$ 597.1	62%	$ 612.8	62%	$ 640.1	56%
Greater China	104.9	11	135.5	14	229.8	20
North America	142.7	15	127.6	13	145.7	13
South Asia/Pacific	91.1	9	75.8	8	81.8	7
Other Markets	28.3	3	34.8	3	40.5	4
	$ 964.1	100%	$ 986.5	100%	$ 1,137.9	100%

        North Asia. The following table provides information on each of the markets in the North Asia region including the year it was opened, 2004 revenue, and the percentage of our total 2004 revenue for each market:

(U.S. dollars in millions)	Year Opened	2004 Revenue	Percentage of 2004 Revenue

Japan	1993	$ 574.4	51%
South Korea	1996	$ 65.7	5%

        Japan is our largest market globally, accounting for approximately 51% of our revenue in 2004. Distributors and customers can purchase products via telephone or in any of three walk-in centers in Japan. Most of our orders in Japan, however, come through monthly product subscription programs and via the Internet, making our product ordering process efficient and improving customer retention. We also operate distributor business consultation centers in Tokyo and Osaka for the use of distributors in conducting business. We currently offer most of our Nu Skin and Pharmanex products for sale in Japan and a limited number of Big Planet products. In addition, all three product divisions offer a limited number of locally developed products sold exclusively in our Japanese market. In November 2004, we launched the BioPhotonic Scanner into Japan and began leasing them to some of our key distributor leaders. We currently lease over 200 BioPhotonic Scanners to distributor leaders in Japan, and plan to expand this program throughout 2005. We have also recently implemented modifications to our compensation plan in this market to promote increased participation in our monthly product subscription program as well as sponsorship and executive distributor development.

        In South Korea, we currently offer most of our Nu Skin and Pharmanex products and a limited number of Big Planet services. We also made the BioPhotonic Scanner available in our walk-in centers in this market in January 2005, and plan on offering short-term BioPhotonic Scanner leases to our top performing executive distributors. Products are available through two walk-in centers in this market in addition to phone, Internet, and monthly product subscriptions. The South Korean market has been subject to difficult economic and geopolitical conditions during the last two years that have impacted the industry overall. However, we enjoy strong local support from our distributor leaders who remain dedicated to our products and business plan in South Korea and we have successfully grown our business there during this difficult period.

        Greater China. The following table provides information on each of the markets in the Greater China region including the year that sales of Nu Skin products began, 2004 revenue, and the percentage of our total 2004 revenue for each market:

(U.S. dollars in millions)	Year Opened	2004 Revenue	Percentage of 2004 Revenue

China	2003	$ 105.6	9%
Taiwan	1992	$ 82.8	7%
Hong Kong	1991	$ 41.4	4%

        In Hong Kong and Taiwan, we operate our global direct selling business model utilizing our global compensation plan. In Hong Kong, we have a product showcase where distributors can purchase products, a distributor business center where distributors can conduct business, and a warehouse to store products. The vast majority of sales in Hong Kong are transacted at our product showcase. In Taiwan, we operate four distributor walk-in centers where products can be ordered and picked up along with a warehouse that ships the majority of product orders to distributors and customers. In each of these markets we conduct frequent training meetings for the sales force, quarterly seminars of a larger scale, and large conventions every 12 to 18 months. In Hong Kong, our conventions are regional conventions due to the proximity of Hong Kong to China.

        We currently offer a robust product offering of the majority of our Nu Skin and Pharmanex products in Hong Kong and Taiwan, and only limited Big Planet products and services. In recent years, we have begun to place significant focus in Hong Kong and Taiwan on our monthly product subscription program for distributors and customers. The majority of our revenue in these markets now comes from such orders, which has lead to improved retention of customers and distributors and has streamlined the ordering process. In addition, in late 2004 we began leasing BioPhotonic Scanners to our distributors in these two markets, and we currently lease approximately 250 BioPhotonic Scanners to distributor leaders there.

        We currently do not operate under our global direct selling business model in China as a result of regulatory restrictions on direct selling activities in this market. Consequently, we have developed a retail sales model which utilizes an employed sales force to sell products through fixed retail locations. We rely on this employed sales force to market and sell products at the various retail locations supported by only minimal advertising and traditional promotional efforts. Our retail model in China is largely based upon our ability to attract customers to our retail stores through our employed sales force, to educate them about our products through frequent training meetings, and to obtain repeat purchases from the sales employees and their customers. Our model only allows for product sales to be transacted within our retail stores, and we currently have over 120 retail locations in operation there. Our employed sales force earns base pay and related benefits, as well as a bonus based upon personal sales efforts. While our distributor leaders from other markets are able to introduce customers and sales people to our stores, their promotional efforts are limited due to the restrictions on direct selling in this market.

        In connection with its admission to the World Trade Organization, China agreed to adopt direct selling regulations that will allow sales away from a fixed location. We currently anticipate that these new regulations will be adopted in the next several months. Depending on the specific requirements and restrictions set forth in the new regulations, we may implement changes to our business model to the extent the regulations provide us more flexibility to operate a direct selling business there. For example, it is widely anticipated that it will be necessary for a company to have a certain minimum number of retail stores in a particular province in order to conduct direct selling in such province. Therefore, we plan to add to our current base of 120 stores in the country by opening 80 to 100 more retail stores in 2005, and additional stores in 2006, in order to begin receiving approvals for direct selling in the various provinces once the new regulations are adopted. Although the regulations are not yet final, and we have not yet been approved to conduct direct selling, we anticipate that we will be able to conduct direct selling in four or five leading provinces and municipalities by the end of 2005, and in additional provinces and municipalities in 2006. As our business model in China is centered on our sales representatives and their productivity, we do not believe that store openings will lead directly to new revenue in this market. Rather, revenue growth is primarily dependent upon sales force productivity and the recruitment of new sales representatives.

        We employed 5,400 full-time sales representatives in China as of December 31, 2004. Although we enter into labor contracts with all potential new sales representatives, only a small percentage complete the qualification process, become full-time sales representatives and continue as such for an extended period of time. We provide these potential new sales representatives with a minimum base pay and other labor benefits. As of December 31, 2004, we had approximately 12,000 of such sales employees not yet considered full-time sales representatives.

        In China, we sell many of our Nu Skin products and a locally produced value line of personal care products under the Scion brand name. In January 2005 we began selling three Pharmanex products, including LifePak, and at the same time placed BioPhotonic Scanners in each of our 120 retail stores.

        North America. The following table provides information on each of the markets in the North America region including the year it was opened, 2004 revenue, and the percentage of our total 2004 revenue for each market:

(U.S. dollars in millions)	Year Opened	2004 Revenue	Percentage of 2004 Revenue

United States	1984	$ 135.7	12%
Canada	1990	$ 10.0	1%

        Our worldwide headquarters are located in Provo, Utah, where we also operate a walk-in center where distributors and customers can purchase products, and a business center for use by distributors in conducting business. Substantially all of our Nu Skin and Pharmanex products, as well as our Big Planet products and services, are available for sale in the United States. The BioPhotonic Scanner has been a significant focus for us as an important distributor business tool in the U.S. since its initial introduction in

2003. The BioPhotonic Scanner has been an important factor in the growth of our Pharmanex business over the last few years, as well as the significant growth in monthly product subscription revenue in the United States. In 2004, our Pharmanex business in the United States grew 36% compared to 2003.

        South Asia/Pacific. The following table provides information on each of the markets in the South Asia/Pacific region including the year it was opened, 2004 revenue, and the percentage of our total 2004 revenue for each market:

(U.S. dollars in millions)	Year Opened	2004 Revenue	Percentage of 2004 Revenue

Singapore/Malaysia/Brunei	2000/2001/2004	$ 40.0	4%
Thailand	1997	$ 25.6	2%
Australia/New Zealand	1993	$ 13.1	1%
Philippines	1998	$ 3.1	—*

*	Less than 0.5%

        We operate our global direct selling business model utilizing our global compensation plan in each of our markets in the South Asia/Pacific region. Similar to other markets, products can be purchased over the phone or Internet in most of these markets and at various walk-in centers. Marketing initiatives in these markets have centered around monthly product subscription orders and the BioPhotonic Scanner, which is available in many of our walk-in centers in these markets. We offer a majority of our Pharmanex and Nu Skin products in these markets and very few Big Planet products. We are currently working on plans to commence operations in Indonesia in 2005.

        Other Markets. The following table provides information on each of the markets in the Other Markets region including the year it was opened, revenue for 2004, and the percentage of our total 2004 revenue for each market:

(U.S. dollars in millions)	Year Opened	2004 Revenue	Percentage of 2004 Revenue

Europe(1)	1995	$ 36.6	4%
Latin America and Other(2)	1994	$ 3.9	—*

(1)

Europe includes operations in the following countries: United Kingdom, Germany, Ireland, France, Belgium, the Netherlands, Luxembourg, Spain, Portugal, Italy, Austria, Poland, Sweden, Iceland, Norway, Finland, Denmark, Israel and Hungary.

(2)	Latin America and Other includes the following countries: Brazil, Guatemala and Mexico.

*	Less than 0.5%

        We currently operate in 19 countries throughout Western, Southern, and Central Europe offering a full range of Nu Skin, Pharmanex, and Big Planet products. Our facilities include six full-service offices as well as multiple walk-in centers where distributors and customers can purchase products. Our products are also available through phone and web ordering.

        Over the past year we have made an investment in our Latin America markets and have implemented some modifications to our compensation model in Mexico that we believe provide a more attractive opportunity for distributors in that market. We also believe that this compensation model can be a useful prototype to help us compete in less developed economies throughout the world including our other current markets in Latin America and potential new markets in Eastern Europe, which we believe will be among the fastest growing direct selling regions in the world over the next several years. We are also working to improve margins in Mexico by importing products manufactured in our China manufacturing facility. These initiatives have helped us attract top industry independent distributor leaders to our business in Mexico, who are responsible for a significant portion of the growth we are currently experiencing there.

        In Brazil, we have introduced 16 locally produced products under the Nu Skin Living™ brand. We are also currently working on plans to commence operations in Russia by mid-2006, and we are looking into other Eastern European markets as well.

Distribution

        Overview. The foundation of our sales philosophy and distribution system is network marketing. We currently sell our products through independent distributors who are not our employees in all of our markets except China. Our distributors generally purchase products from us for resale to consumers and for personal consumption. Because of the nature of our Big Planet products and services, distributors buy a limited number of our Big Planet products for resale but primarily act as independent sales representatives for our products and receive a commission on product sales from us.

        We believe that network marketing is an effective vehicle to distribute our products because:

•	distributors can educate consumers about our products in person, which we believe is more effective for premium quality, differentiated products than using television and print advertisements;

•	direct sales allow for actual product testing by potential customers;

•	there is greater opportunity for distributor and customer testimonials; and

•	as compared to other distribution methods, our distributors can provide customers higher levels of service and encourage repeat purchases.

        “Active distributors” under our global compensation plan are those distributors who have purchased products for resale or personal consumption during the previous three months. In addition, we have implemented “preferred customer” programs in many of our markets, consisting of retail purchasers in China as well as non-distributors purchasing products, generally on a monthly product subscription basis, directly from us in our other markets outside of China. Throughout this Annual Report, we include preferred customers who have purchased products for resale or personal consumption during the previous three months in our “active distributor” numbers. While preferred customers are legally very different from distributors, both are considered customers of our products.

        “Executive level distributors” under our global compensation plan are those distributors who are most seriously pursuing the direct selling opportunity and must achieve and maintain specified personal and group sales volumes for a required period of time. Once a distributor becomes an executive level distributor, the distributor can begin to take full advantage of the benefits of commission payments on personal and group sales volume. In China, government regulations currently prevent us from implementing our direct sales business model there. As a result, we have implemented a modified business model utilizing retail stores and an employed sales force. See the discussion on China in

“Geographic Sales Regions.” Employed full-time sales representatives are those sales representatives that have completed a qualification process and receive a salary, labor benefits and bonuses based on their personal sales efforts. These sales representatives have a monthly volume commitment that is about 40% of the dollar amount of an executive level distributor’s monthly volume commitment under our global compensation plan. Throughout this Annual Report, we include full-time sales representatives in China in our “executive level distributor” numbers in order to provide some level of comparison between our China model with employed sales people and our global direct selling model.

        Our revenue is highly dependent upon the number and productivity of our distributors. Growth in sales volume requires an increase in the productivity and/or growth in the total number of distributors. As of December 31, 2004, we had approximately 820,000 active distributors of our products and services. Approximately 32,000 of these distributors were executive level distributors. As of each of the dates indicated below, we had the following number of executive distributors in the referenced regions:

Total Number of Executive Distributors by Region

Region	2000	2001	2002	2003		2004

North Asia	14,968	16,891	17,668	17,013		16,637
Greater China	2,609	2,698	3,564	5,991	(1)	8,827	(2)
North America	2,632	2,419	2,693	2,861		3,099
South Asia/Pacific	435	1,842	2,972	2,175		2,076
Other Markets	737	989	1,018	1,091		1,377
Total	21,381	24,839	27,915	29,131		32,016

(1)	Includes 3,100 employed, full-time sales representatives in China.

(2)	Includes 5,437 employed, full-time sales representatives in China.

         Sponsoring. We rely on our distributors to recruit and sponsor new distributors of our products. While we provide Internet support, product samples, brochures, magazines and other sales materials at cost, distributors are primarily responsible for recruiting and educating new distributors with respect to products, our global compensation plan and how to build a successful distributorship.

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

        Sponsoring activities are not required of distributors and we do not pay any commissions for sponsoring new distributors. However, because of the financial incentives provided to those who succeed in building and mentoring a distributor network that consumes and resells products, we believe that many of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. People are often attracted to become distributors after using our products and becoming regular customers. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users. A potential distributor must enter into a standard distributor agreement, which obligates the distributor to abide by our policies and procedures.

        Global Compensation Plan. We believe that one of our key competitive advantages is our global sales compensation plan. Under our global compensation plan a distributor is paid consolidated monthly commissions in the distributor’s home country, in local currency, for the distributor’s own product sales and for product sales in that distributor’s downline distributor network across all geographic markets. Because of restrictions on direct selling in China, our full-time employed sales representatives there do not participate in the global compensation plan, but are compensated according to a retail sales model established for that market. Additionally, while global distributor leaders are compensated based on sales activity of preferred customers and sales employees in China, sales in China do not accrue to satisfy applicable sales volume requirements within the global compensation plan.

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

        From time to time we make modifications and enhancements to our global compensation plan to help motivate distributors and develop leadership characteristics. In addition, on a monthly basis we evaluate a limited number of distributor requests for exceptions to the terms and conditions of the global compensation plan, including volume requirements. While our general policy is to discourage exceptions, we believe that the flexibility to grant exceptions is critical in retaining distributor loyalty and dedication.

        High Level of Distributor Incentives. Based upon management’s knowledge of our competitors’ distributor compensation plans, we believe that our global compensation plan is among the most financially rewarding plans offered to distributors by leading direct selling companies. Currently, there are two fundamental ways in which our distributors can earn money:

•	through retail markups on sales of products purchased by distributors at wholesale; and

•	through a series of commissions on product sales.

        Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per month. Sales volume points are generally based upon a product’s wholesale cost, net of any point-of-sale taxes. As a distributor’s business expands from successfully sponsoring other distributors into the business who in turn expand their own businesses, a distributor receives a higher percentage of commissions. An executive’s commissions can increase substantially as multiple downline distributors achieve executive status. In determining commissions, the number of levels of downline distributors included in an executive’s commissionable group increases as the number of executive distributorships directly below the executive increases.

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

        Through training meetings, distributor conventions, web-based messages, distributor focus groups, regular telephone conference calls and other personal contacts with distributors, we seek to understand and satisfy the needs of our distributors. We provide walk-in, telephonic and computerized product fulfillment and tracking services that result in user-friendly, timely product distribution. Several of our walk-in retail centers maintain meeting rooms, which our distributors may utilize for training and sponsoring activities. Because of our efficient distribution system, we do not believe that most of our distributors maintain a significant inventory of our products.

        Technology and Internet Initiatives. We believe that the Internet has become increasingly important to our business as more consumers communicate online and purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, we have committed significant resources to enhancing our e-commerce capabilities and the abilities of our distributors to take advantage of the Internet. We have introduced a global web page that allows a distributor to have a personalized website through which he or she can sell products in many of our 40 global markets.

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

        We systematically review reports of alleged distributor misbehavior. If we determine that one of our distributors has violated any of our distributor policies or procedures, we may terminate the distributor’s rights completely. Alternatively, we may impose sanctions such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines, and withholding of commissions until specified conditions are satisfied or other appropriate injunctive relief.

        Product Guarantees. We believe that we are among the most consumer-protective companies in the direct selling industry. While the regulations and our operations vary somewhat from country to country, we generally follow a similar procedure for product returns. For 30 days from the date of purchase, our product return policy generally allows a retail customer to return any Nu Skin or Pharmanex product to us directly or to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the end user’s return privilege is at the discretion of the distributor. Our distributors can generally return unused products directly to us for a 90% refund for one year. Our experience with actual product returns has averaged less than 5% of annual revenue through 2004.

          Payment. Distributors generally pay for products prior to shipment. Accordingly, we carry minimal accounts receivable. Distributors typically pay for products in cash, by wire transfer or by credit card. Cash, which represents a significant portion of all payments, is received by order takers in the distribution centers or retail stores in China when orders are placed.

Competition

        Direct Selling Companies. We compete with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition and financial resources than we do. The leading direct selling companies in our existing markets are Avon and Alticor (Amway). We compete for new distributors on the strength of our multiple business opportunities, product offerings, our global compensation plan, management strength, and appeal of our international operations. In order to successfully compete in this market and attract and retain distributors, we must maintain the attractiveness of our business opportunities to our distributors.

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

        Big Planet Products and Services. The markets for our Big Planet products and services are also highly competitive. Many of our competitors for these products and services have much greater name recognition and financial resources than we do. We compete in this market by delivering products that are more user-friendly than those of our competitors, developing unique features and product interfaces, partnering with leading technology vendors whose competitive positioning can assist us, and leveraging our direct selling channel strengths. The market for technology and telecommunication products is very price sensitive. We rely on our ability to acquire quality and reliable services from vendors at prices that allow our distributors to sell services at competitive prices and still generate attractive commissions.

Intellectual Property

        Our major trademarks are registered in the United States and in each country where we operate or have plans to operate, and we consider our trademark protection to be very important to our business. Our major trademarks include Nu Skin, Pharmanex, Big Planet and LifePak. In addition, a number of our products and tools, including the BioPhotonic Scanner, are based on proprietary technologies and formulations, some of which are patented or licensed from third parties. We also rely on trade secret protection to protect our proprietary formulas and know-how. Our business is not substantially dependent on any single licensed technology from any third party.

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

        The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we are subject from time to time to government investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our global compensation plan in the markets impacted by such changes and investigations. Based on our research conducted in existing markets, the nature and scope of inquiries from government regulatory authorities and our history of operations in those markets to date, we believe that our method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which we currently operate.

        Because China has restrictions on direct selling activities that prevent us from direct selling our products through independent contractors, we have implemented a retail store model utilizing an employed sales force. In connection with its admission to the World Trade Organization, China agreed to establish regulations regarding sales away from fixed locations. Regulatory authorities in China have been working on these regulations for sometime, but final regulations have not been published or adopted. The direct selling industry and the development of these regulations have generated a significant degree of media scrutiny in China and there remains a high level of uncertainty with respect to the specific requirements and restrictions that may be imposed in such new regulations and the specific impact these regulations will have on our business. As some direct selling companies are currently allowed to operate direct selling models in China as a result of regulatory exemptions granted to them, the regulations should have the positive benefit of creating a level playing field among direct sellers operating in China.

        The regulatory environment in China is complex. Regulations are subject to discretionary interpretation by municipal and provincial level regulators. Because of the government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clearly defined rules regarding direct selling activities. As government regulators have reviewed our retail business model there, we have made some modifications to our business model and policies in response to their recommendations and directions. We expect that they will provide ongoing recommendations and/or direction as to our method of operations.

        Because we operate a direct selling model outside of China, our operations in China have attracted significant regulatory and media scrutiny since we expanded our operations there in January 2003. At times, investigations and related actions by government regulators have caused an obstruction to our ability to conduct business in certain locations, and have resulted in a few cases in fines being paid by our company. In each of these cases, we have been allowed to recommence operations after the government’s investigation, and no changes to our business model were required in connection with these fines and obstructions.

        We anticipate that direct selling companies in China will continue to be scrutinized by the government and the media even after the adoption of the new direct selling regulations as companies adjust to the new regulations. We also expect to receive continued guidance and direction as we work with regulators to address our business model and any changes we make to comply with the new direct selling regulations.

        Regulation of Our Products. Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture in the United States, State Attorneys General and other state regulatory agencies, and the Ministry of Health, Labor and Welfare in Japan and similar government agencies in each market in which we operate. For example, in Japan, the Ministry of Health, Labor and Welfare requires us to have an import business license and to register each personal care product imported into Japan. In Taiwan, all “medicated” cosmetic and pharmaceutical products require registration. In China, personal care products are placed into one of two categories, “general” and “drug.” Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies. The product registration process in China for these products can take from nine to more than eighteen months. These regulations in our various markets can limit our ability to import products into our markets and can delay introductions of new products into markets as we go through the registration and approval process for our products. The sale of cosmetic products is regulated in the European Union member states under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

        Our Pharmanex products are subject to various regulations in the markets in which we operate. In the United States, these products are regulated by the Food and Drug Administration. Because our products are regulated more like foods under the Dietary Supplement and Health Education Act, we are generally not required to obtain regulatory approval prior to introducing a product into the United States market. None of this infringes, however, upon the FDA’s power to remove an unsafe substance from the market. In our foreign markets, the products are generally regulated by similar government agencies such as the Ministry of Health and Welfare in Japan and the Department of Health in Taiwan. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products. China has some of the most restrictive nutritional supplement product regulations. Products categorized as “health foods” are subject to extensive laboratory analysis by governmental authorities, and the product registration process for these products takes approximately two years.

        The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.” Because of the varied regulations, some products or ingredients that are considered a “food” in certain markets may be treated as a “pharmaceutical” in other markets. For example, in Japan if a specified ingredient is not listed as a

“food” by the Ministry of Health and Welfare, we must either modify the product that we are marketing in the United States to eliminate, or provide a substitute for, that ingredient, or petition the government to treat such ingredient as a food. We experience similar issues in our other markets. As a result, we often must change or modify the ingredients and/or the levels in our products for certain markets. In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product. Because of recent negative publicity associated with some supplements such as “ephedra” (which we have never marketed) and other potentially harmful ingredients, there has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements which could impose additional restrictions or requirements in the future.

        Most of our existing major markets also regulate product claims and advertising regarding the types of claims and representations that can be made regarding the efficacy of products. This is particularly true with respect to our dietary supplements because we typically market them as foods or health foods. Accordingly, these regulations can limit our ability to inform consumers of the full benefits of our products. For example, in the United States, we are unable to claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. In most of our foreign markets we are not able to make any “medicinal” claims with respect to our Pharmanex products. In United States, the Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. Most of the other markets in which we operate have not adopted similar legislation and we may be subject to more restrictive limitations on the claims we can make about our products in these markets. In addition, all product claims must be substantiated.

        To date, we have not experienced any difficulty maintaining our import licenses. However, due to the varied regulations governing the manufacture and sale of nutritional products in the various markets, we have found it necessary to reformulate many of our products or develop new products in order to comply with such local requirements. In the United States, we are also subject to a consent decree with the FTC and various state regulatory agencies arising out of investigations that occurred in the early 1990s of certain alleged unsubstantiated product and earnings claims made by our distributors. The consent decree requires us to, among other things, supplement our procedures to enforce our policies, not allow our distributors to make earnings representations without making certain average earnings disclosures, and not allow our distributors to make unsubstantiated product claims.

         Other Regulatory Issues. As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and custom laws that regulate the flow of funds between our subsidiaries and us for product purchases, management services and contractual obligations such as the payment of distributor commissions.

        As is the case with most companies that operate in our product categories, we receive inquiries from government regulatory authorities, from time to time, regarding the nature of our business and other issues such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws. Negative publicity resulting from inquiries into our operations by United States and state government agencies in the early 1990s, stemming in part from alleged inappropriate product and earnings claims by distributors, and in the late 1990s resulting from adverse media attention in South Korea, harmed our business.

Employees

        As of December 31, 2004, we had approximately 10,000 full- and part-time employees, approximately 5,400 of whom are employed full-time sales representatives in our China operations. We also had labor contracts with an additional approximately 12,000 potential new sales representatives, only a small percentage of whom are expected to complete the qualification process and become full-time sales representatives. None of our employees is represented by a union or other collective bargaining group, with the exception of the limited number of employees involved in our operations in Brazil. We believe that our relationship with employees is good, and we do not currently foresee a shortage in qualified personnel necessary to operate our business.

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

        Note Regarding Forward-Looking Statements.Certain statements made in this filing under the caption “Item 1- Business” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, when used in this Report the words or phrases “will likely result,” “expect,” “intend,” “will continue,” “anticipate,” “estimate,” “project,” “believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act.

        Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance in countries where we operate. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. We assume no responsibility or obligation to update these statements to reflect any changes. The forward-looking statements and associated risks set forth herein relate to, among other things:

•	the expectation that our relationship with our current primary suppliers will not end in the near term, and the belief that we could produce or source our personal care products from other suppliers and expand manufacturing capabilities in China, and replace our primary suppliers of Pharmanex products without great difficulty or increased cost;

•	our plans to build and open a nutritional supplement manufacturing facility in China for export by the end of 2006;

•	our belief that we can produce sufficient BioPhotonic Scanners in our new manufacturing facility in China to support recent launches in Japan and China, as well as future launches in other markets;

•	our plans to continue to develop new, innovative products and to improve and evolve our existing product formulations;

•	our plans to commit significant resources to research and development in the future;

•	our plans to continue to implement an aggressive licensing and strategic research alliances in order to develop innovative product concepts;

•	our belief that providing effective distributor support will be important to our success;

•	our plans to continue to develop tools and initiatives to help our distributors market our products more effectively;

•	our plans to continue to enter and expand new markets, including Indonesia, Russia, and Eastern Europe, and our belief that Eastern Europe will be among the fastest growing direct selling regions in the world over the next several years;

•	our plans to add additional retail stores in China in order to obtain a direct selling license there in connection with the anticipated new direct selling regulations, and our belief that the new regulations should benefit us by creating a level playing field among direct sellers operating in that country; and

•	our belief that we do not currently foresee a shortage in qualified personnel necessary to operate our business.

        These and other forward-looking statements are subject to various risks and uncertainties including those described below under “Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risk Factors

        We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report on Form 10-K. These risk factors should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Currency exchange rate fluctuations could lower our revenue and net income.

        In 2004, we recognized approximately 88% of our revenue in markets outside of the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, particularly the Japanese yen inasmuch as we generated approximately 51% of our 2004 revenue in Japan, our reported revenue, gross profit and net income will likely be reduced. Given the global, complex political and economic dynamics that effect exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results or our overall financial condition. Although we attempt to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange rate contracts for the Japanese yen, we cannot be certain these contracts or any other hedging activity will effectively reduce exchange rate exposure. In addition, there have been recent indications that the Chinese government may allow the yuan to float against the U.S. dollar, which would result in exchange rate risk for our Chinese operations.

Because our Japanese operations account for a majority of our business, adverse changes in our business operations in Japan would harm our business.

        Approximately 51% of our 2004 revenue was generated in Japan. Various factors could harm our business in Japan, including worsening economic conditions. Many of our competitors have seen their businesses in this market contract in the last few years, which we believe is primarily a result of economic conditions during this period. We believe our operating results have been negatively impacted in the past in part because of economic conditions, and continued or worsening economic and political conditions in Japan could impact our revenue and net income. In addition, we continue to face increasing competition from existing and new competitors in Japan. Our financial results would be harmed if our products, business opportunity or planned growth initiatives do not retain and generate continued interest and enthusiasm among our distributors and consumers in this market. If the BioPhotonic Scanner does not generate distributor excitement or attract new distributors or customers in Japan, it may limit our prospects for growth in that market.

If we are unable to retain our existing independent distributors and recruit additional distributors, our revenue will not increase and may even decline.

        We distribute almost all of our products through our independent distributors (including sales representatives) and we depend on them to generate virtually all of our revenue. Our distributors may terminate their services at any time, and, like most direct selling companies, we experience high turnover among distributors from year to year. As a result, in order to maintain sales and increase sales in the future, we need to continue to retain existing distributors and recruit additional distributors. To increase our revenue, we must increase the number of and/or the productivity of our distributors.

        We have experienced periodic declines in both active distributors and executive distributors in the past. The number of our active and executive distributors may not increase and could decline again in the future. While we take many steps to help train, motivate and retain distributors, we cannot accurately predict how the number and productivity of distributors may fluctuate because we rely primarily upon our distributor leaders to recruit, train and motivate new distributors. Our operating results could be harmed if we and our distributor leaders do not generate sufficient interest in our business to retain existing distributors and attract new distributors.

         The number and productivity of our distributors also depends on several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel or our competitors;

•	a lack of interest in, or the technical failure of, existing or new products;

•	the public's perception of our products and their ingredients;

•	the public's perception of our distributors and direct selling businesses in general;

•	our actions to enforce our policies and procedures; and

•	general economic and business conditions.

         In addition, we may face saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain distributors in such market.

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

        The regulatory environment in China is evolving, and officials in the Chinese government often exercise discretion in deciding how to interpret and apply applicable regulations. We have made some modifications to our business model and policies in response to concerns expressed by governmental authorities prior to and since we opened for business in January 2003. In addition, some of our distributors living outside of China and some of our employed sales representatives in China have engaged in activities that violated our policies in this market and resulted in some regulatory concern and some adverse publicity. In addition, reviews and investigations by government regulators have at times obstructed our ability to conduct business and have resulted in several cases in fines being paid by us, which in the aggregate have been less than 1% of our revenue in China since we began operating there. We may incur similar or more severe sanctions in the future. Occasionally, we have also been asked to cease sales activity in some stores while the regulators review our operations. While, in each of these cases, we have been allowed to recommence operations after the government’s review, there is no assurance that this will always be the case.

        Although we have worked closely with both national and local governmental agencies in implementing our plans, our efforts to comply with local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling direct selling and any subjective interpretation of laws. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors living outside of China, are not in compliance with applicable regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on our ability to open new stores or expand into new locations, changes to our business model, the termination of required licenses to conduct business, limitations on the number of sales persons we can employ, or other actions, all of which would harm our business.

If China fails to adopt new direct selling regulations, or if these regulations are not favorable to us, this could harm our business.

        In connection with its admission to the World Trade Organization, China agreed to establish regulations regarding sales away from fixed locations. Chinese regulators have indicated that they intend to publish new direct selling regulations within the next several months. There can be no assurance that these regulations will be adopted or, if adopted, that they will benefit us. While we anticipate that we will be able to obtain a direct selling license under any new proposed regulations, there can be no assurance that we will be able to obtain such a license should we apply. There has been some uncertainty and confusion regarding the direction of the new regulations and the type of restrictions or requirements that may be imposed under such regulations. Although we currently do not operate a direct selling business in China, our future growth could be harmed if the regulations are not adopted or are unfavorable, if the adoption or implementation of new regulations are delayed further than anticipated, or if we are unable to obtain a license for direct selling under these regulations. In the event the new regulations prevent us from offering a distributor compensation model comparable to what we offer in other markets, our business may be negatively impacted. In addition, if the Chinese government adopts new direct selling regulations, these could negatively impact our current business model in China if they incorporate changes that impose restrictions on us, or if interpretations of existing laws change as a result of such new regulations which require us to make changes to our business model in ways that could harm our business in this market.

If we are unable to open new stores in China as quickly as we would like, our ability to grow our business there could be negatively impacted.

        It is widely anticipated that new direct selling regulations expected to be adopted in China during the next several months will require a company to have a certain minimum number of retail stores in a particular province in order to conduct direct selling in such province. Regulatory provisions require us to obtain a license for each store that we operate in China and regulators have broad discretion in approving these licenses. If regulators fail to approve licenses for new stores at a rate that meets our growth demands, this could limit our ability to obtain direct selling licenses in some provinces and harm our business.

If we are unable to successfully manage rapid growth in China, our operations may be harmed.

        As a result of Chinese regulations prohibiting us from implementing our direct selling model in China, we have opened over 100 of our own retail stores and hired a large and rapidly growing employed sales force. In addition, due to import restrictions in China, we have built and operate our own manufacturing plant to produce the products that we sell in our stores in China. We have experienced rapid growth in China, and we cannot assure you that we will be able to successfully manage rapid expansion of manufacturing operations and a rapidly growing and dynamic sales force. We also cannot assure you that we will not experience difficulties in dealing with or taking employment related actions (such as hiring, terminations and salary administration, including social benefit payments) with respect to our employed sales representatives, particularly given the highly regulated nature of the employment relationship in China. If we are unable to effectively manage such growth and expansion of our retail stores, manufacturing operations or our employees, our government relations may be compromised and our operations in China may be harmed.

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

Technical issues associated with the BioPhotonic Scanner could negatively impact the success of our scanner program, which could harm our business.

        Our introduction of a laser-based scanner that measures the levels of caratenoid antioxidants in the skin has generated considerable enthusiasm among some of our distributors. We have not had experience in developing, manufacturing, and marketing sophisticated technology products such as the BioPhotonic Scanner. As with any new technology, we have experienced technical issues in developing and manufacturing a scanner that meets required specifications and performs at a consistent level. If we are unable to timely resolve technical issues or are otherwise unable to deliver scanners that perform to a standard expected by our distributors or if we are unable to make a sufficient number of scanners available to interested distributors at reasonable lease rates, we could dampen distributor enthusiasm and this may harm our business. Because of the substantial investment in the scanner initiative, we may not be able to recoup our investment or may have to record an expense that would negatively impact earnings if the scanner program is not successful for any reason.

If the BioPhotonic Scanner is determined to be a medical device in a particular geographic market or if our distributors use it for medical diagnostic purposes, this could harm our ability to utilize it.

         In March 2003 the FDA questioned the status of the BioPhotonic Scanner as a non-medical device. We subsequently filed an application with the FDA to have it classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the BioPhotonic Scanner is a medical device including the claims that we or our distributors make about it. We have faced similar uncertainties and regulatory issues in other markets with respect to the status of the BioPhotonic Scanner as a non-medical device and the claims that can be made in using it. A determination in any of these markets that it is a medical device or that distributors are using it to make medical claims or perform medical diagnoses could negatively impact our plans for or use of the BioPhotonic Scanner in such market. In the event medical device clearance is required in any market, obtaining clearance could require us to provide documentation concerning its clinical utility and to make some modifications to its design, specifications and manufacturing process in order to meet stringent standards imposed on medical device companies. There can be no assurance we would be able to provide such documentation and make such changes promptly or in a manner that is satisfactory to regulatory authorities.

         We are currently involved in litigation with another licensee of the technology utilized in the BioPhotonic Scanner. The other licensee has alleged that the BioPhotonic Scanner is being used for medical diagnostic purposes in a medical clinical setting by certain distributors who are medical doctors, dentists and chiropractors. We allow such practitioners to use the BioPhotonic Scanner solely for promoting the sale of our nutritional supplements and not for medical diagnostic purposes or in a medical clinical setting, but the other licensee alleges that the way in which the BioPhotonic Scanner is used by such practitioners violates our license. We disagree. We estimate that we lease 10% or less of our active BioPhotonic Scanners in the United States to such practitioners. An adverse ruling in this matter could limit the ability of distributors who are health professionals to utilize the BioPhotonic Scanner, which could have a negative impact on our business.

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

        Restrictions on or our ability to introduce products, or delays in introducing products, could reduce revenue and decrease profitability. Regulators also may prohibit us from making therapeutic claims about products, regardless of the existence of research and independent studies that may support such claims. These product claim restrictions could prevent us from realizing the potential revenue from some of our products.

Recent negative publicity concerning supplements with certain controversial ingredients has spurred efforts to change existing laws and regulations with respect to nutritional supplements that, if successful, could result in more restrictive and burdensome regulations.

        There have been some recent injuries and deaths that have been attributed to the use of nutritional supplements that contain ephedra (which we have never sold) and other controversial ingredients that have generated negative publicity. Because of this negative publicity, there has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements which could impose additional restrictions or requirements in the future. Although we are committed to not market nutritional supplements that contain any substances such as ephedra that are controversial and that could pose health risks, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies as a result of public reaction to the recent injuries and deaths caused by supplements that do contain such ingredients.

If we are unable to successfully expand operations in any of the new markets we have currently targeted, we may have difficulty achieving our long-term objectives.

        A significant percentage of our revenue growth over the past decade has been attributable to our expansion into new markets. For example, the revenue growth we experienced in the last two years was due in part to our successful expansion of operations into China. Moreover, our growth over the next several years depends in part on our ability to successfully introduce our products and our distribution system into new markets, including Indonesia and Russia and further development of China and Eastern Europe. In addition to the regulatory difficulties we may face in gaining access into these new markets, we could face difficulties in achieving acceptance of our premium-priced products in developing markets. In the past, we have struggled to operate successfully in developing country markets, such as Latin America. This may also be the case in Eastern Europe and the other new markets into which we currently intend to expand. If we are unable to successfully expand our operations into these new markets, our opportunities to grow our business may be limited, and, as a result, we may not be able to achieve our long-term objectives.

        In addition, sometimes the opening of a new market or the introduction of a key initiative in a market can have a negative impact on other markets if it attracts the attention and time of key executive distributor leaders from other markets.

Global political issues and conflicts could harm our business.

        Because a substantial portion of our business is conducted outside of the United States, our business is subject to global political issues and conflicts, including terrorism threats, tensions related to North Korea, political tensions between the People’s Republic of China and Taiwan, and other issues. If these conflicts or issues escalate, or if there is increased anti-American sentiment, this could harm our foreign operations. In addition, changes and actions by governments in foreign markets, in particular those markets such as China where capitalism and free market trading is still evolving, could harm our business.

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

        The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the legality of our distributor network, our products or the actions of our distributors. Specifically, we are susceptible to adverse publicity concerning:

•	suspicions about the legality and ethics of network marketing;

•	the ingredients or safety of our or our competitors' products;

•	regulatory investigations of us, our competitors and our respective products;

•	the actions of our current or former distributors; and

•	public perceptions of direct selling businesses generally.

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

Inability of new products to gain distributor and market acceptance could harm our business.

        A critical component of our business is our ability to develop new products that create enthusiasm among our distributor force. If we are unable to introduce new products planned for introduction, our distributor productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and the difficulties in anticipating changes in consumer tastes and buying preferences.

Government inquiries, investigations, and actions could harm our business.

        From time to time, we receive formal and informal inquiries from various government regulatory authorities about our business and our compliance with local laws and regulations. Any determination that we or our distributors are not in compliance with existing laws or regulations could potentially harm our business. Even if governmental actions do not result in rulings or orders, they potentially could create negative publicity which could detrimentally affect our efforts to recruit or motivate distributors and attract customers and, consequently, reduce revenue and net income.

        In the early 1990s, we entered into voluntary consent agreements with the FTC and a few state regulatory agencies relating to investigations of our distributors’ product claims and practices. These investigations centered on alleged unsubstantiated product and earnings claims made by some of our distributors. We believe that the negative publicity generated by this FTC action, as well as a subsequent action in the mid-1990s related to unsubstantiated product claims, harmed our business and results of operations in the United States. Pursuant to the consent decrees, we agreed, among other things, to supplement our procedures to enforce our policies, to not allow distributors to make earnings representations without making additional disclosures relating to average earnings and to not make, or allow our distributors to make, product claims that were not substantiated. We have taken various actions, including implementing a more generous inventory buy-back policy, publishing average distributor earnings information, supplementing our procedures for enforcing our policies, and reviewing distributor product sales aids, to address the issues raised by the FTC and state agencies in these investigations. As a result of the previous investigations, the FTC makes inquiries from time to time regarding our compliance with applicable laws and regulations and our consent decree. Any further actions by the FTC or other comparable state or federal regulatory agencies, in the United States or abroad, could have a further negative impact on us in the future.

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

        As of December 31, 2004, we had approximately 820,000 active independent distributors, sales representatives and preferred customers, including approximately 32,000 executive level distributors or full-time sales representatives. Approximately 385 distributors occupied the highest distributor level under our global compensation plan as of that date. These distributors, together with their extensive networks of downline distributors, account for substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in the distributor’s network of downline distributors, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our distributor growth and our revenue.

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

        Historically, we have imported most of our products into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. In any given country, regulators may challenge our methodologies used in determining our duties and other amounts owed, or may increase duties on imports. Such increases by regulators may reduce our profitability and harm our competitive position relative to locally produced goods. For example, in October 2004, we were assessed by the Yokohama customs authorities in Japan a total of approximately $9 million, net of any recovery of consumption taxes, for duties on products imported into Japan from October 2002 through October 2003. The value and methodology we used for determining the amount of duties payable for these periods is consistent with prior years and has been previously reviewed on several occasions by the audit division of the Japan customs authorities, and reviewed and approved by the Valuation Department of the Yokohama customs authority. As such, we believe the assessment is improper and we have filed letters of protest with Yokohama customs. We expect to receive a reply within the next couple of months. If necessary, we will appeal this issue to the Ministry of Finance in Japan. In order to file our letter of protest with Yokohama customs, we were required to pay the amount that was assessed. In addition, the Audit Division of Yokohama customs has recently completed an audit of the period from November 2003 through October 2004. Although we have not yet been informed of the results of this audit, we may be assessed for additional duties related to this period, which we anticipate would be a similar amount to the prior assessment. We would file letters of protest with Yokohama customs in a similar manner in case of any such assessment. To the extent we are unable to successfully defend ourselves against this or other such challenges by regulators or our methodologies, we may be required to pay additional assessments and penalties and increased duties as a result which may, individually or in the aggregate, negatively impact our gross margins and operating results.

Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

        As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. Regulators in the United States and in foreign markets closely monitor our corporate structure and how we effect intercompany fund transfers. If regulators challenge our corporate structure, transfer pricing mechanisms or intercompany transfers, our operations may be harmed, and our effective tax rate may increase. Tax rates vary from country to country, and, if regulators determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. For example, our corporate income tax rate in the United States is 35%. If our profitability in a higher tax jurisdiction, such as Japan where the corporate tax rate is currently set at 46%, increases disproportionately to the rest of our business, our effective tax rate may increase. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of governmental agencies. Despite our efforts to be aware of and comply with such laws and changes to and interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to such changes, and as a result our business may suffer.

The loss of suppliers could harm our business.

        For approximately ten years, we have acquired ingredients and products from a supplier that currently manufactures approximately 41% of our Nu Skin personal care products. In addition, we currently rely on two suppliers for a majority of Pharmanex nutritional supplement products, one of which supplies approximately 38% and the other of which supplies approximately 26%. In the event we were to lose any of these suppliers and experience any difficulties in finding or transitioning to alternative suppliers, this could harm our business. In addition, we obtain some of our products from sole suppliers. We also license the right to distribute some of our products from third parties. Although none of these products individually represent a substantial portion of our revenue, in the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products (as was the case with BSE issues described below), we may need to seek alternative supplies or suppliers. If we are unable to successfully respond to such issues our business could be harmed.

Production difficulties and quality control problems could harm our business.

        Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to products, harming our sales and creating inventory write-offs for unusable product. In addition, these issues can negatively impact distributor confidence as well as potentially invite additional governmental scrutiny in our various markets.

We depend on our key personnel, and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

        Our success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. These employees may voluntarily terminate their employment with us at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. We do not carry key person insurance for any of our personnel. While we have signed offer letters from most of our senior executives, we have no formal employment agreements in effect with any of them. If we lose the services of our executive officers or key employees for any reason, our business, financial condition and results of operations could be harmed.

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

         We also compete with other network marketing companies for distributors. Some of these competitors have a longer operating history and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global compensation plan for distributors. Consequently, to successfully compete in this market and attract and retain distributors, we must ensure that our business opportunities and compensation plans are financially rewarding. We have over 20 years of experience in this market and believe we have significant competitive advantages, but we cannot assure you that we will be able to successfully compete in every endeavor in this market.

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

        Because of our diverse geographic operations and our complex distributor compensation plan, our business is highly dependent on efficiently functioning information technology systems. These systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We have adopted a Business Continuity/Disaster Recovery Plan, which is in the process of being implemented. Our primary data sets are archived and stored at third-party, secure sites, but we have not contracted for a third-party recovery site. Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our revenue and profits.

The discovery of Bovine Spongiform Encephalopathy (“BSE”, commonly referred to as “mad cow disease”) in the United States could harm our business if the measures we have implemented to address regulatory issues surrounding BSE are not successful.

        Prior to 2004, substantially all of our Pharmanex nutritional supplement revenue was generated from products encapsulated in gel capsules produced with bovine materials. In early 2004 we implemented alternative production plans to utilize non-bovine gelatin capsules, and produce certain products in tablet form. Following the implementation of these measures, substantially all of our Pharmanex revenue in 2004 outside of the United States was generated from products that are encapsulated in porcine-based capsules or from tablet products. Substantially all of our nutritional supplement products for sale in the United States continue to utilize bovine-based gel capsules. If we experience production difficulties, quality control problems, or shortages in supply in connection with these alternative plans, this could result in additional risk of product shortages or write-offs of inventory that no longer can be used. In addition, our business could be harmed if consumers become unduly concerned about the risks of BSE with respect to our remaining bovine-sourced gelatin capsules or, alternatively, if consumers react negatively to our switching from capsules to tablets on some products.

        The sources and ingredients of our products are also subject to additional governmental regulations by numerous domestic and foreign governmental agencies and authorities regarding product ingredients. We may be unable to introduce our products in some markets if we are unable to obtain the necessary regulatory approvals or if any product ingredients are prohibited, which could harm our business.

There is uncertainty whether the SARS or other epidemics could return or arise, particularly in those Asian markets most affected by such epidemics in recent years.

        Our revenue was negatively impacted in 2003 by the SARS epidemic that hit Asia during that year. It is difficult to predict the impact on our business, if any, of a recurrence of SARS or other epidemic or the emergence of new epidemics. Although such an event could generate increased sales of health/immune supplements and certain personal care products, our direct selling and retail activities and results of operations could be harmed if the fear of SARS or other communicable diseases that spread rapidly in densely populated areas causes people to avoid public places and interaction with one another.

The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

        Our Class A common stock closed at $10.30 per share on March 3, 2003 and closed at $22.33 per share on February 28, 2005. During this two-year period, our Class A common stock traded as low as $8.75 per share and as high as $28.15 per share. Many factors could cause the market price of our Class A common stock to fall. Some of these factors include:

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

As of February 28, 2005, our original stockholders, together with their family members, estate planning entities and affiliates, controlled approximately 28% of the combined stockholder voting power, and their interests may be different from yours.

        The original stockholders of our company, together with their family members and affiliates, have the ability to influence the election and removal of the board of directors and, as a result, future direction and operations of our company. As of February 28, 2005, these stockholders owned approximately 28% of the voting power of the outstanding shares of Class A common stock. Accordingly, they may influence decisions concerning business opportunities, declaring dividends, issuing additional shares of Class A common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets. They may make decisions that are adverse to your interests.

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

        As of February 28, 2005, we had 69,818,601 shares of Class A common stock outstanding. All of these shares are freely tradable, except for approximately 20 million shares held by certain stockholders who participated in our October 2003 recapitalization transaction wherein we repurchased approximately 10.8 million of our shares from our original stockholders and their affiliates and facilitated their resale of approximately 6.2 million additional shares to a group of private equity investors. Under the terms of our repurchase, our original stockholders agreed that they will not sell or otherwise dispose of any shares of

Class A common stock on the open market or without the prior written consent of a majority of our independent directors prior to October 22, 2005. This agreement is subject to the following exceptions:

•	certain charitable donations to religious organizations;

•	transfers to us;

•	transfers of common stock to immediate family members or related persons who or estate planning entities that agree to be bound by similar restrictions;

•	transfers pursuant to an existing put option held by one of our original stockholders, Sandra Tillotson, for up to 3.5 million shares; and

•	the pledge of shares as security for loans up to $10 million, provided certain conditions are met, including our right to purchase any shares upon the occurrence of an event of default at a price equal to 50% of the average closing price for the 15 days immediately prior to the event of default.

        These stockholders also agreed that, after the expiration of the two-year lock-up agreement in October 2005, they will be subject to certain volume limitations with respect to open market transactions. In the event these lock-up restrictions were removed, the resulting sales could cause the price of our Class A common stock to decline.

ITEM 2.	PROPERTIES

        Our principal properties consist of the following:

        Operational Facilities. These facilities include administrative offices, walk-in centers, and warehouse/distribution centers. Our operational facilities measuring 50,000 square feet or more include the following:

•	our worldwide headquarters in Provo, Utah;

•	our worldwide distribution center/warehouse in Provo, Utah; and

•	our distribution center in Tokyo, Japan.

        Manufacturing Facilities. Each of our manufacturing facilities measure 50,000 square feet or more, and include the following:

•	our nutritional supplement manufacturing facility in Zhejiang Province, China;

•	our personal care manufacturing facility in Shanghai, China; and

•	our BioPhotonic Scanner manufacturing facility in Shanghai, China.

        Retail Stores. We currently operate over 100 stores in 17 provinces throughout China, measuring a total of approximately 250,000 square feet.

        Research and Development Centers. We operate three research and development centers, one in Provo, Utah, one in Shanghai, China, and one in Beijing, China.

        With the exception of our research and development center in Utah, our nutritional supplement plant in China, and a few other minor facilities, which we own, we lease the properties described above. Our headquarters and distribution center in Utah are leased from related parties. We believe that our existing and planned facilities are adequate for our current operations in each of our existing markets.

ITEM 3.	LEGAL PROCEEDINGS

        On October 29, 2004, a motion for preliminary injunction was filed by Caroderm, Inc. (“Caroderm”) in the action Caroderm, Inc. and University of Utah Research Foundation v. Nu Skin Enterprises, Inc., Niksun Acquisition Corporation, et. al.., Third Judicial District Court, Salt Lake County, State of Utah. The complaint was filed in this action on July 16, 2004 by Caroderm, which is a separate licensee of the technology utilized in the BioPhotonic Scanner, listing the University of Utah Research Foundation (“UURF”) as an involuntary plaintiff because UURF owns the relevant patent and has granted the licenses at issue in the litigation. Caroderm and we have each obtained a license to the same technology, with the scope of the respective licenses permitting mutually exclusive fields of use. The motion and complaint allege that we are in violation of the terms of our license because of alleged use of the BioPhotonic Scanner for medical diagnostic purposes or in medical clinical settings. The motion cites the alleged use of the BioPhotonic Scanner in medical clinic settings by certain distributors who are medical doctors, dentists, chiropractors, and other health professionals. The complaint and motion seek an order of the court enjoining and restraining us and requiring us to take steps to stop the use of the BioPhotonic Scanner by our distributors for medical diagnostic purposes or in a medical clinical setting in excess of our granted field of use. Our license permits use of the technology to promote the sale of nutritional supplements and permits medical doctors and other medical professionals to utilize the BioPhotonic Scanner, but does not permit use for medical diagnostic purposes in a medical clinical setting. Distributors have previously been notified of our policy and these restrictions, and the terms of the lease with distributors prohibits them from utilizing the BioPhotonic Scanner for medical diagnostic purposes or in a medical clinical setting. Our policy does not allow medical doctors to use the BioPhotonic Scanner in their medical clinics or for medical diagnostic purposes. However, we do allow them to use the BioPhotonic Scanner outside of a medical clinical setting in connection with the promotion and sale of dietary supplements. Dentists, chiropractors, and other health professionals that are not medical doctors are permitted to utilize the BioPhotonic Scanner in their offices because it is believed that the scope of the license does not prohibit these professionals from using it in their offices to promote the sale of nutritional supplements. This position is contrary to Caroderm’s allegations set out in the complaint and in the motion. This matter is currently in the discovery stage, and a trial has been set for April of 2005 with respect to the consolidated complaint and motion.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NUS.” The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2003 and 2004 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2003	$ 13.40	$ 8.82
June 30, 2003	10.50	8.75
September 30, 2003	12.90	10.22
December 31, 2003	17.98	12.77

Quarter Ended	High	Low

March 31, 2004	$ 21.97	$ 16.65
June 30, 2004	25.91	20.55
September 30, 2004	28.15	23.03
December 31, 2004	25.75	16.27

        The market price of our Class A common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for our products and product candidates, economic and currency exchange issues in the foreign markets in which we operate and other factors, many of which are not within our control. In addition, broad market fluctuations, as well as general economic, business, regulatory and political conditions may adversely affect the market for our Class A common stock, regardless of our actual or projected performance.

        The closing price of our Class A common stock on February 28, 2005, was $22.33. The approximate number of holders of record of our Class A common stock as of February 28, 2005 was 655. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

        We declared and paid a $0.07 per share dividend for Class A common stock in March, June, September and December of 2003, and a $0.08 per share quarterly dividend for Class A common stock in March, June, September and December of 2004. The board of directors declared a quarterly cash dividend of $0.09 per share of Class A common stock on February 3, 2005. This quarterly cash dividend will be paid on March 23, 2005, to stockholders of record on March 4, 2005. Management believes that cash flows from operations will be sufficient to fund this and future dividend payments, if any.

        We expect to continue to pay dividends on our common stock. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2004 about our Class A common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	6,542,674	(1)	$ 13.41	3,369,238	(2)

Equity compensation plans not approved by security holders	—		$ —	—

Total	6,542,674		$ 13.41	3,369,238

(1)

Does not include information for options assumed in connection with acquisitions by us of other companies. As of December 31, 2004, a total of 50,426 shares of Class A common stock were issuable upon exercise of such assumed options, at a weighted-average exercise price per share of $9.71. All of these shares correspond to options we assumed in our acquisition of Pharmanex.

(2)

Consists of 3,258,800 shares available for future issuance under our Second Amended and Restated 1996 Stock Incentive Plan and 110,438 shares available for future issuance under our 2000 Employee Stock Purchase Plan. The authorized number of shares purchasable by participants under the 2000 Employee Stock Purchase Plan may be increased by 75,000 shares each year beginning in 2003 and ending in 2009.

Purchases of Equity Securities by the Issuer

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)

October 1 - 31, 2004	75,000		$ 17.29	75,000	$ 7.1
November 1 - 30, 2004	677		$ 9.35	—	$ 7.1
December 1 - 31, 2004	296		$ 22.88	—	$ 7.1
Total	75,973	(2)	$ 17.24	75,000

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock in open market transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $110.0 million is currently authorized, including an additional $20.0 million authorized in February 2005. As of December 31, 2004, we had repurchased approximately $82.9 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)

We have authorized the repurchase of shares acquired by our employees in certain Asian markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 677 shares for November and 296 shares for December relate to repurchases from such employees at an average per share purchase price of $13.46.

ITEM 6.	SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 have been derived from the audited consolidated financial statements.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(U.S. dollars in thousands, except per share data)
Income Statement Data:
Revenue	$ 879,758	$ 885,621	$ 964,067	$ 986,457	$ 1,137,864
Cost of sales	149,342	178,083	190,868	176,545	191,211
Gross profit	730,416	707,538	773,199	809,912	946,653
Operating expenses:
Selling expenses	345,259	347,452	382,159	407,088	487,631
General and administrative expenses	294,744	288,605	285,229	289,925	333,263
Restructuring and other charges	—	—	—	5,592	—
Total operating expenses	640,003	636,057	667,388	702,605	820,894
Operating income	90,413	71,481	105,811	107,307	125,759
Other income (expense), net	5,993	8,380	(2,886)	432	(3,618)
Income before provision for income taxes	96,406	79,861	102,925	107,739	122,141
Provision for income taxes	34,706	29,548	38,082	39,863	44,467
Net income(1)	$ 61,700	$ 50,313	$ 64,843	$ 67,876	$ 77,674
Net income per share:
Basic	$ 0.72	$ 0.60	$ 0.79	$ 0.86	$ 1.10
Diluted	$ 0.72	$ 0.60	$ 0.78	$ 0.85	$ 1.07
Weighted-average common shares outstanding (000s):
Basic	85,401	83,472	81,731	78,637	70,734
Diluted	85,642	83,915	83,128	79,541	72,627

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$ 63,996	$ 75,923	$ 120,341	$ 122,568	$ 120,095
Working capital	123,828	153,495	181,942	149,324	117,401
Total assets	555,621	546,024	577,794	591,059	609,737
Current portion of long-term debt	—	—	—	17,915	18,540
Long-term debt	84,884	73,718	81,732	147,488	132,701
Stockholders' equity	366,733	379,890	386,486	290,248	296,233

Supplemental Operating Data (at end of period):
Approximate number of active distributors(2)	497,000	558,000	566,000	725,000	820,000
Number of executive distributors(2)	21,381	24,839	27,915	29,131	32,016

(1)	In January 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Assuming no amortization of goodwill and other indefinite lived intangibles for all periods presented prior to adoption, net income would have been $68 million and $57 million for each of the years ended December 31, 2000 and 2001, respectively. For 2003, net income includes a pre-tax, non-recurring charge of $6 million due to restructuring and other charges incurred during the third quarter.

(2)	Active distributors include preferred customers and distributors purchasing products directly from us during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required personal and group sales volumes. Following the opening of our retail business in China during 2003, active distributors includes 117,000 and 147,000 preferred customers in China and executive distributors includes 3,100 and 5,437 employed, full-time sales representatives for the years ended December 31, 2003 and 2004, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, which are included in this Annual Report on Form 10-K.

Overview

        We are a leading, global direct selling company with operations in approximately 40 countries throughout Asia, the Americas and Europe. We develop and distribute premium quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. We also market technology-related products and services under the Big Planet brand. We operate through a direct selling model in all of our markets except Mainland China (hereinafter “China”), where we operate using a retail sales model with employed sales representatives because of current regulatory restrictions on direct selling activities. In 2004, we had revenue of $1.14 billion and a global network of approximately 820,000 active independent distributors and preferred customers who purchase our products for resale or for personal use. Approximately 32,000 of these distributors were executive level distributors or full-time sales representatives, who play an important leadership role in our distribution network and are critical to the growth and profitability of our business.

        Our revenue depends on the number and productivity of our active independent distributors and executive distributor leaders. We have been successful in attracting and motivating distributors by:

•	developing and marketing innovative, technologically advanced products;

•	offering an attractive global compensation plan; and

•	providing compelling initiatives, advanced technological tools, and strong distributor support.

Our distributors market and sell our products and recruit other distributors based on the distinguishing benefits and innovative characteristics of our products, the benefits of our compensation plans, and other initiatives. As a result, it is vital to our business that we continuously leverage our research and development resources to develop and introduce innovate products and provide our distributors with a differentiated portfolio of products and initiatives. If we experience delays in introducing compelling products or attractive initiatives into a market, this can have a negative impact on revenue. Additionally, it is important that we continually innovate our compensation plan to provide a vibrant earnings opportunity for our distributor force.

        We have experienced significant growth over the last year due in part to our efforts to expand into new markets, including our expansion of operations in China. We are currently working on plans to commence operations in Indonesia and Russia. Our global compensation plan, which we utilize in all of our markets except China, motivates our key distributor leaders to assist in the recruitment and training of distributor leaders in new markets because they are compensated for global sales in their network of distributors. This has allowed us to generate rapid growth in our new markets. Sometimes, however, the opening of a new market or the introduction of a key initiative such as the roll-out of the Pharmanex®

BioPhotonic Scanner (the “BioPhotonic Scanner”) in a market can have a temporary negative impact on other markets if it attracts the attention and time of key executive distributor leaders from other markets.

        We also have continued to expand and promote product subscription programs in many of our markets that provide incentives for customers to commit to purchase a specific amount of products on a monthly basis. We believe these subscription programs have improved customer retention and helped drive revenue growth in many of our markets. Subscription orders represented 29% of our revenue in 2004 compared to 24% in the prior year.

        In 2004, we generated approximately 84% of our revenue from our Asian markets, with sales in Japan representing approximately 51% of revenue. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, in particular fluctuations between the Japanese yen and the U.S. dollar, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to network marketing activities and nutritional supplements that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations. For more information about these risks and challenges we face, please refer to “Note Regarding Forward-Looking Statements.”

Income Statement Presentation

        We recognize revenue in five geographic regions. We translate revenue from each market’s local currency into U.S. dollars using quarterly weighted-average exchange rates. The following table sets forth revenue information by region for the time periods indicated. This table should be reviewed in connection with the tables presented under “Results of Operations,” which disclose selling expenses and other costs associated with generating the aggregate revenue presented.

	Year Ended December 31,
Revenue by Region	2002		2003		2004
	(U.S. dollars in millions)

North Asia	$ 597.1	62%	$ 612.8	62%	$ 640.1	56%
Greater China	104.9	11	135.5	14	229.8	20
North America	142.7	15	127.6	13	145.7	13
South Asia/Pacific	91.1	9	75.8	8	81.8	7
Other Markets	28.3	3	34.8	3	40.5	4
	$ 964.1	100%	$ 986.5	100%	$ 1,137.9	100%

        Cost of sales primarily consists of:

•	cost of products purchased from third-party vendors, generally in U.S. dollars;

•	manufacturing costs of self-manufactured products;

•	the cost of sales materials which we sell to distributors at or near cost;

•	the amortization expenses associated with certain products and services such as BioPhotonic Scanners that are leased to distributors;

•	the freight cost of shipping products to distributors, and import duties for the products; and

•	royalties and related expenses for licensed technologies.

We source the majority of our products from third-party manufacturers located in the United States. Due to Chinese government restrictions on the importation of finished goods applicable to our business in China, we are required to manufacture our own products for distribution in China. We are also considering plans to manufacture more products in China for export in order to reduce our cost of sales. Cost of sales and gross profit may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party suppliers. In addition, because we purchase a significant majority of our goods in U.S. dollars and recognize revenue in local currencies, we are subject to exchange rate risks in our gross margins.

        Selling expenses are our most significant expense and are classified as operating expenses. Our global compensation plan, which we employ in all of our markets except China, is an important factor in our ability to attract and retain distributors. We pay commissions to several levels of distributors on each product sale. The amount of the commission paid varies depending on the purchaser’s position within our global compensation plan. We pay commissions monthly, based upon a distributor’s personal and group product volumes, as well as the group product volumes of up to six levels of executive distributors in such distributor’s downline sales organization. We do not pay commissions on sales materials, which are sold to distributors at or about cost. Small fluctuations occur in the amount of commissions paid as the network of distributors actively purchasing products changes from month to month. However, due to the size of our distributor force of approximately 820,000 active distributors, the fluctuation in the overall payout is relatively small. The overall payout has typically averaged from 41% to 43% of global product sales. From time to time we make modifications and enhancements to our global compensation plan to help motivate distributors and develop leadership characteristics, which can have an impact on selling expenses.

        Distributors also have the opportunity to make retail profits by purchasing products from us at wholesale and selling them to retail customers with a retail mark-up. We do not pay commissions on these retail sales by distributors nor do we recognize any revenue from these retail sales. In many markets, we also allow individuals who are not distributors to buy products directly from us at wholesale prices. We refer to these purchasers as “preferred customers.” We pay commissions on preferred customer purchases to the referring distributors. Selling expenses also include wages, benefits, bonuses and other labor and unemployment expenses we pay to our employed sales representatives in China.

        General and administrative expenses include:

•	wages and benefits;

•	rents and utilities;

•	depreciation and amortization;

•	promotion and advertising;

•	professional fees;

•	travel;

•	research and development; and

•	other operating expenses.

Labor expenses are the most significant portion of our general and administrative expenses. Promotion and advertising expenses include costs of distributor conventions held in various markets worldwide, which we expense in the period in which they are incurred. Because our various distributor conventions are not always held during each fiscal year, their impact on our general and administrative expenses may vary from year to year. For example, we typically hold our global distributor convention and our Japan distributor convention, our two most expensive conventions, every 18 months. Therefore, we will not incur expenses for these conventions during every fiscal year or in comparable interim periods, and year-over-year comparisons will be impacted accordingly. We held global distributor conventions in October 2002 and February 2004, and Japan distributor conventions in February 2003 and November 2004. We are scheduled to hold a global distributor convention in October 2005.

        Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates in 2004 were approximately 17.5% in Hong Kong, 25% in Taiwan, 30% in South Korea, 46% in Japan and 31% in China. We are currently benefiting from a tax holiday in China, which will run through the end of 2005. We will then be subject to a reduced tax rate of 50% of the statutory rate for the years 2006, 2007 and 2008, after which time we will be subject to the full statutory rate. We are subject to taxation in the United States at the statutory corporate federal tax rate of 35%, and we pay taxes in multiple states within the United States at various tax rates.

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

         Revenue. We recognize revenue when products are shipped, which is when title and risk of loss pass to our independent distributors. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5% of gross sales. A reserve for product returns is accrued based on historical experience. We classify selling discounts as a reduction of revenue. Our global compensation plan for our distributors is focused on remunerating distributors based upon the selling efforts of the distributors and their downline, and not their personal purchases.

        Income Taxes. We account for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2004, we have net deferred tax assets of $49.2 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

        Our foreign taxes paid are high relative to foreign operating income and our U.S. taxes paid are low relative to U.S. operating income due largely to the flow of funds among our subsidiaries around the world. As payments for services, management fees, license arrangements and royalties are made from our foreign affiliates to our U.S. corporate headquarters, these payments often incur withholding and other forms of tax that are generally creditable for U.S. tax purposes. Therefore, these payments lead to increased foreign effective tax rates and lower U.S. effective tax rates. Variations (or shifts) occur in our foreign and U.S. effective tax rates from year to year depending on several factors including the impact of global transfer prices and the timing and level of remittances from foreign affiliates.

        We are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies” and believe that we have appropriately provided for income taxes for all years. Several factors drive the calculation of our tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to our reserves, which would impact our reported financial results.

        Intangible Assets. Under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are no longer amortized. Our intangible assets with definite lives are recorded at cost and are amortized over their respective estimated useful lives, and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note 5 to the Consolidated Financial Statements).

        We are required to make judgments regarding the useful life of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. The annual impairment tests have been completed and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

        In connection with a registration statement we filed in October 2003, the Staff of the Securities and Exchange Commission commented on and sought additional support for the indefinite life designation of our trade names, marketing rights and distributor network assets. Based on our assessment in responding to these comments, we recorded the following in the second quarter of 2004: (i) a one-time amortization charge of $1.2 million resulting from retroactive changes in the estimates of the useful lives of certain intangible assets, which included the assignment of useful lives to our distributor network and certain trademarks and trade names that were previously designated as indefinite lived assets; (ii) an entry to reduce intangible assets and retained earnings by approximately $8.8 million to reflect a reduction in the carrying amount of the marketing rights previously purchased from a group of controlling shareholders to its carryover basis; and (iii) an entry to reclassify approximately $7.4 million from goodwill to distributor network and trade names and trademarks to retroactively reflect intangible assets acquired.

        As a result of these changes we recorded an additional $0.9 million of amortization related to these assets during the remainder of 2004 and will continue to recognize an additional $1.2 million of such amortization per year through the remainder of the useful lives, which approximate 11 years as of December 31, 2004.

Results of Operations

        The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2002	2003	2004

Revenue	100.0%	100.0%	100.0%
Cost of sales	19.8	17.9	16.8

Gross profit	80.2	82.1	83.2

Operating expenses:
Selling expenses	39.6	41.3	42.9
General and administrative expenses	29.6	29.4	29.3
Restructuring and other charges	—	.5	—

Total operating expenses	69.2	71.2	72.2

Operating income	11.0	10.9	11.0
Other income (expense), net	(.3)	—	(.3)

Income before provision for income taxes	10.7	10.9	10.7
Provision for income taxes	4.0	4.0	3.9

Net income	6.7%	6.9%	6.8%

2004 Compared to 2003

        Overview

        Revenue in 2004 increased 15% to $1,137.9 million from $986.5 million in 2003. Excluding the impact of changes in foreign currency exchange rates, we would have experienced a revenue increase of 11% for 2004 compared to 2003. The revenue increase in 2004 was a result of significant revenue growth in China, as well as solid revenue growth in the United States, Taiwan and Hong Kong. During 2004 we continued to see the positive impact of our BioPhotonic Scanner and monthly product subscription programs. We continued to expand our use of the BioPhotonic Scanner in the United States and initiated lease programs in other key markets including Japan in November 2004. Subscription orders represented 29% of our revenue in 2004 compared to 24% in the prior year. We believe that these programs are strengthening our recurring revenue base and are improving customer retention rates, as well as helping our distributor leaders build their sales organizations. Revenue growth in 2004 was negatively impacted by a decline in local currency revenue in Japan.

        These factors also contributed to a $0.22 increase in earnings per share in 2004 compared to 2003. Earnings per share for 2003 included the impact of a $0.04 per share, one-time restructuring charge. The growth in earnings per share was also positively impacted by the repurchase of 10.8 million and 3.1 million shares of our Class A common stock in October 2003 and July 2004, respectively.

        Revenue

        North Asia. The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2003	2004	Change

Japan	$ 553.8	$ 574.4	4%
South Korea	59.0	65.7	11%
North Asia total	$ 612.8	$ 640.1	4%

        Excluding the impact of changes in foreign currency exchange rates, revenue in North Asia decreased 1% in 2004 compared to 2003. In local currency, revenue in Japan decreased 3%. Revenue in Japan during 2004 was negatively impacted by the absence of a compelling growth driver for our distributors during most of the year as a result of regulatory uncertainty associated with the BioPhotonic Scanner that prevented us from introducing it until November 2004. Revenue was also negatively impacted by:

•	key distributor leaders spending time in other markets pending the launch of the BioPhotonic Scanner;

•	stock outages resulting from product quality and regulatory challenges we faced during 2004, including BSE (or mad cow disease) issues in the first quarter, which required us to convert many of our dietary supplements for sale in Japan from bovine-based capsules to tablets and non-bovine based capsules; and

•	competitive pressures.

        We began leasing BioPhotonic Scanners to our distributor leaders in Japan in November 2004, and we plan to increase the number of BioPhotonic Scanners available for lease in this market throughout the upcoming year. We have also made recent changes to our distributor incentives which are designed to help promote growth in the number of executive distributors. These initiatives helped us post improved results in the fourth quarter, with local currency revenue down only 2% on a year-over-year basis compared to an 8% decline in the third quarter, and solid sequential growth of 7% in executive distributors.

        In South Korea, our local currency revenue grew 7% in 2004 compared to 2003 primarily as a result of continued growth in our active distributors. We believe that strong initiatives and distributor support contributed to the growth in this market despite the difficult regulatory and economic conditions in South Korea that we expect will continue to negatively impact this market in 2005.

        Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2003	2004	Change

China	$ 38.5	$ 105.6	174%
Taiwan	73.1	82.8	13%
Hong Kong	23.9	41.4	73%
Greater China total	$ 135.5	$ 229.8	70%

        Revenue growth in Greater China was a result of the continued expansion of operations in China, as well as strong growth in Hong Kong and Taiwan. Currencies in China and Hong Kong are generally pegged to the U.S. dollar, minimizing the impact of foreign currency fluctuations on this region.

        China revenue grew by 174% compared to 2003. We continued to successfully grow our business in China as a result of:

•	expansion of our sales representatives, based in part upon the attractiveness of the opportunity for employment with us in the market;

•	successful product launches and promotions; and

•	a robust economy, with a focus on international brands and opportunities.

Following a period of rapid sequential growth in China in 2003 and the first half of 2004, however, revenue declined slightly in the third quarter of 2004 compared to the second quarter, and then stabilized sequentially in the fourth quarter. Also, the number of sales representatives remained essentially level during the second half of the year. This softening in the second half of the year is attributed to a softening of the recruiting environment for new customers and sales representatives after an initial 18 months of rapid sequential growth. This softening was also largely the result of our taking actions against sales representatives who had violated company policies. Due to increased media and government scrutiny of activities related to direct selling and direct selling companies operating in China in advance of new direct selling regulations, we focused more on training our sales representatives and enforcing our sales policies that prohibit improper promotion of our business, and less on implementing aggressive growth initiatives. This emphasis resulted in disciplinary actions against, or termination of employment of, sales representatives who had violated these policies, and contributed to the lack of growth in our revenue, our customers and our sales representative numbers during the second half of 2004. We believe, however, that our long-term growth prospects were enhanced due to these actions. Results in China were also negatively impacted by uncertainties and delays with respect to the new direct selling regulations and related negative and confusing media coverage.

        We currently anticipate that new regulations will be adopted in the next several months and are optimistic that the new regulations will positively impact our business in China. After publication of the new regulations, we anticipate that companies interested in operating direct selling businesses in China will need to secure a direct selling license, which will likely take several months. In the meantime, we are implementing initiatives to keep the opportunity vibrant for our sales leaders, including the launch of three key Pharmanex products in January 2005 and the introduction of the BioPhotonic Scanner in our retail stores in China. We also are taking steps to be prepared to apply for a direct selling license under the anticipated regulations. We currently have retail stores in nearly every province in China, but the new regulations are expected to require a certain minimum number of retail stores in a particular province in order to receive approval to conduct direct selling in such province. Therefore, it is widely anticipated that a company will need a minimum of 300 to 400 retail stores in China to conduct direct selling in all provinces and municipalities throughout the country. We currently have 120 stores in China and plan to add 80 to 100 stores in 2005 and additional stores in 2006. While the regulations are still not final, and we have not yet been approved to conduct direct selling, we anticipate that we will be able to conduct direct selling in four or five leading provinces and municipalities by the end of 2005, and in additional provinces and municipalities in 2006. As our business model in China is centered on our sales representatives and their productivity, we do not believe that store openings will directly lead to new revenue in the market. Rather, revenue growth is primarily dependent upon sales force productivity and the recruitment of new sales representatives.

        We expect to continue to experience government and media scrutiny in China due to our status as a leading, global direct selling company and the increased focus on the direct selling industry as new regulations are implemented. Until such time as the regulations are final, we obtain a direct selling license, and make any changes to our business model, we will continue to focus on training our sales employees and enforcing our employee policies to maximize the likelihood of obtaining a direct selling license in a timely manner.

        Hong Kong and Taiwan each generated strong growth in revenue and in the number of executive and active distributors in 2004. Modifications we made to our compensation plan in early 2004 in these markets to promote the development of executive distributors, as well as continued growth in monthly product subscription orders, contributed to the growth in revenue in these markets. The revenue increases in these markets were also due in part to continued enthusiasm for business prospects in China and the use of the BioPhotonic Scanner, particularly in Taiwan. In addition, revenue in Hong Kong was positively impacted by sales of products to sales representatives from China for personal consumption, particularly to those sales representatives attending our third quarter sales convention in Hong Kong. We anticipate, however, that the launch of Pharmanex products into China will have a negative impact on Hong Kong and Taiwan revenue in 2005.

        North America. The following table sets forth revenue for the North America region and its principal markets (U.S. dollars in millions):

	2003	2004	Change

United States	$ 118.2	$ 135.7	15%
Canada	9.4	10.0	6%
North America total	$ 127.6	$ 145.7	14%

        Revenue in the United States grew 15% in 2004 compared to 2003 and was positively impacted by:

•	the BioPhotonic Scanner program;

•	our monthly product subscription program;

•	the launch of a number of new, innovative Pharmanex and Nu Skin products; and

•	$5.8 million in sales to international distributors at our global convention held in the U.S. in February 2004, which did not occur in 2003.

These initiatives resulted in a 36% increase in Pharmanex revenue and a 4% increase in Nu Skin revenue in 2004 compared to 2003, excluding sales to international distributors at our global distributor convention. These initiatives also continued to enhance distributor enthusiasm and sponsorship as well as increase retention. The number of executive distributors grew 10% in 2004 compared to 2003. The growth in revenue in Pharmanex and Nu Skin in the United States was partially offset by a decline in Big Planet revenue, primarily as a result of our strategic elimination of low margin products and services that generated approximately $11.0 million in revenue in 2003. Over the last couple of years, Big Planet has focused on eliminating low margin products while developing and introducing new products and services with margins comparable to Nu Skin and Pharmanex products.

        In addition, in connection with the global roll-out of the BioPhotonic Scanner program, some of our key U.S. distributor leaders spent time promoting the BioPhotonic Scanner in international markets. This negatively impacted revenue and distributor activity in the United States during the last half of the year as revenue and distributor statistics were relatively flat sequentially. The BioPhotonic Scanner was first introduced to our distributor force in the U.S. more than two years ago. As a result, we are currently working to implement initiatives tied to the BioPhotonic Scanner to maintain distributor enthusiasm and drive revenue in this market.

         We are currently involved in litigation with another licensee of the technology utilized in the BioPhotonic Scanner. The other licensee has alleged that the BioPhotonic Scanner is being used for medical diagnostic purposes in a medical clinical setting by certain distributors who are medical doctors, dentists and chiropractors. We allow such practitioners to use the BioPhotonic Scanner solely for promoting the sale of our nutritional supplements and not for medical diagnostic purposes or in a medical clinical setting, but the other licensee alleges that the way in which the BioPhotonic Scanner is used by such practitioners violates our license. We disagree. We estimate that we lease 10% or less of our active BioPhotonic Scanners in the United States to such practitioners.

        South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2003	2004	Change

Singapore/Malaysia/Brunei	$ 36.7	$ 40.0	9%
Thailand	22.7	25.6	13%
Australia/New Zealand	13.5	13.1	(3%)
Philippines	2.9	3.1	7%
South Asia/Pacific total	$ 75.8	$ 81.8	8%

        Excluding the impact of changes in foreign currency exchange rates, revenue in South Asia/Pacific increased 4% in 2004 compared to 2003. The increase in local currency revenue in this region was due primarily to revenue growth in Thailand as well as an increase in combined Singapore/Malaysia revenue. We have experienced solid growth in Thailand for the last four years, but revenue was down 13% in local currency in the fourth quarter compared to prior year results. We launched the BioPhotonic Scanner program in Thailand in late 2004 to help improve distributor activity and revenue in this market. Our focus on our monthly product subscription programs, growth in our nutrition business, and the BioPhotonic Scanner contributed to the revenue increases in Malaysia and Singapore. The revenue increases in these markets were slightly offset by a decrease in revenue in combined Australia/New Zealand.

        We anticipate that, in connection with our planned opening of the Indonesian market in 2005, some of our distributors in our other South Asia/Pacific and Greater China markets may focus some of their energies on this new market. We expect this could have some negative impact on these markets during 2005.

        Other Markets. The following table sets forth revenue for our Other Markets (U.S. dollars in millions):

	2003	2004	Change

Europe	$ 32.0	$ 36.6	14%
Latin America	2.8	3.9	39%
Other Markets total	$ 34.8	$ 40.5	16%

        The 16% increase in Other Markets was primarily due to a 14% increase in revenue in Europe, which was mostly attributed to the favorable impact of foreign currency fluctuations in 2004 compared to 2003. We experienced higher local currency growth in Europe during the second half of 2004, and in 2004 active distributors and executive distributors grew 25% and 17%, respectively over 2003. Although our

Latin America business accounts for a small part of our business, we are making efforts to grow our business there as well as in other developing countries around the world. As a result of these efforts, revenue in Mexico was up 54% in local currency in 2004 compared to 2003, and the executive distributor count grew by 149%.

        Gross profit

        Gross profit as a percentage of revenue increased to 83.2% in 2004 compared to 82.1% in 2003. Our gross profit was positively impacted by the shift away from low margin Big Planet revenue to higher margin Nu Skin and Pharmanex products, strong gross margins in China resulting from in-house manufacturing in that market, and the positive impact of fluctuations in foreign currency exchange rates in 2004 compared to 2003. During 2004, we continued to expand the BioPhotonic Scanner program in the U.S. and in our international markets. Lease revenue from BioPhotonic Scanners has significantly lower margins than our personal care and nutritional supplement products, as we lease them on essentially a break-even basis. We expect gross margins to be slightly lower in 2005 compared to 2004 as a result of our expansion of the BioPhotonic Scanner program this year.

        Selling expenses

        Selling expenses as a percentage of revenue increased to 42.9% in 2004 from 41.3% in 2003. Selling expenses increased to $487.6 million in 2004 from $407.1 million in 2003. The increase in selling expenses as a percentage of revenue is due in part to higher costs associated with our employed sales representatives in China. We currently pay approximately 8% to 10% of local revenue in additional labor costs, including unemployment and benefits to our sales representatives in China. The increase in selling expenses as a percent of revenue was also due to a short-term increase in distributor incentives in Japan in the fourth quarter of 2004. This increase in incentives resulted from the implementation of new components to our compensation plan in this market while certain existing components were transitioned out over several months. Completion of this transition will positively impact selling expenses as a percentage of revenue going forward. We expect selling expenses as a percentage of revenue to be slightly lower in 2005 compared to 2004, due in part also to our continued expansion of the BioPhotonic Scanner program, as no commissions are paid on the lease revenue from these machines.

        General and administrative expenses

         General and administrative expenses as a percentage of revenue decreased slightly to 29.3% in 2004 from 29.4% in 2003. General and administrative expenses increased to $333.3 million in 2004 from $289.9 million in 2003. The U.S. dollar increase during 2004 in general and administrative expenses was primarily due to the incremental costs associated with significantly larger retail operations in China versus the prior year, stronger foreign currencies against the U.S. dollar, and higher distributor convention expenses. We anticipate incurring expenses of approximately $6.5 million in 2005 for our global distributor convention versus $10.5 million in 2004 relating to our global distributor convention and Japan distributor convention. General and administrative expenses will also be negatively impacted in 2005 by new accounting rules requiring us to begin expensing stock-based compensation granted to employees starting in the third quarter of 2005. Had we recognized compensation cost for stock options in accordance with these new rules during 2004, our general and administrative expenses would have been approximately $10.0 million higher that year.

        Other income (expense), net

        Other income (expense), net was $3.6 million of expense in 2004 compared to $0.4 million of income in 2003. This increase in other income (expense), net of $4.0 million is primarily related to increased interest expenses due to additional debt we entered into during 2003.

        Provision for income taxes

        Provision for income taxes increased to $44.5 million in 2004 from $39.9 million in 2003. This increase was largely due to the increase in operating income as compared to the prior year. The effective tax rate decreased to 36.4% from 37.0% of pre-tax income in 2004 and 2003, respectively. This decrease in the effective tax rate was largely due to our election in 2004 to permanently reinvest some of our earnings related to our foreign operations. We anticipate the remittance of these earnings to be postponed indefinitely.

        Net income

        As a result of the foregoing factors, net income increased to $77.7 million in 2004 from $67.9 million in 2003.

2003 Compared to 2002

        Revenue

        Overview. Revenue in 2003 increased 2% to $986.5 million from $964.1 million in 2002. Excluding the impact of changes in foreign currency exchange rates, we experienced a revenue decline of 2% for 2003 compared to 2002. This resulted from the sale of our professional employer organization in the United States in August 2003 and our transition away from certain Big Planet offerings, both of which were eliminated as part of our continued efforts to eliminate low margin products and services. Although these actions negatively impacted 2003 to 2002 revenue comparisons by $22.0 million, we believe that they positively impacted gross and operating margins in the fourth quarter of 2003.

        Revenue in 2003 was positively impacted by significant revenue growth from our expanded operations in China. In addition, growth in our U.S. nutrition business also positively impacted 2003 results. These improvements were largely offset by declines in local currency revenue in South Korea, Singapore and Malaysia, and in Japan for the year ended December 31, 2003. The negative year-over-year comparisons were related in part to the shift of attention of distributor leaders away from their home markets during the first quarter of 2003 to focus on China, the positive impact on revenue results in 2002 from distributor enthusiasm surrounding and incentives related to our planned expansion of operations in China, and geo-political conflicts and weak economic conditions. After two consecutive quarters of year-over-year declines in Japan, revenue stabilized in this market during the last half of 2003.

        In late December 2003, the Company received notification that Japanese and South Korean regulators had suspended the importation of nutritional supplements in bovine-based capsules, which includes many of our Pharmanex products. A few weeks later, Japanese regulators also determined they would no longer allow these same products to be sold by nutrition companies after February 16, 2004. As a result, we transitioned our production to non-bovine capsules and tablets.

        North Asia. The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2002	2003	Change

Japan	$ 533.0	$ 553.8	4%
South Korea	64.1	59.0	(8%)
North Asia total	$ 597.1	$ 612.8	3%

        Excluding the impact of changes in foreign currency exchange rates, revenue in North Asia decreased 3% in 2003 compared to 2002. In local currency, revenue in Japan decreased 2% in 2003 compared to 2002. Local currency revenue in Japan during 2003 was negatively impacted by the factors noted in “Revenue – Overview” above. In local currency, revenue in South Korea decreased 12%. The decrease in revenue in South Korea was primarily a result of the factors discussed in “Revenue – Overview” above, as well as regulatory changes requiring a modification to our global compensation plan towards the end of 2002, which was disconcerting to our distributor leaders in this market.

        Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2002	2003	Change

Taiwan	$ 78.9	$ 73.1	(7%)
China	2.0	38.5	1,825%
Hong Kong	24.0	23.9	—
Greater China total	$ 104.9	$ 135.5	29%

        Revenue in Greater China increased primarily as a result of the expansion of operations in China. Foreign currency fluctuations from 2002 to 2003 did not have a notable impact on this region. Revenue in China was $38.5 million in 2003, following our expansion of retail operations and the introduction of Nu Skin branded products in China in January 2003. On a sequential basis, revenue in China increased 67% from the third quarter to the fourth quarter. This growth is attributed to an increased number of preferred customers and employed sales representatives in China. The success of our product launches and product promotions as well as our employment opportunities provide an attraction to many unemployed or underemployed sales people in China. As our business expands in China, we have experienced government scrutiny due to our international reputation as a direct selling company.

        The increase in revenue in China was somewhat offset by the decline in revenue in Taiwan. We believe that the SARS epidemic negatively impacted revenue in Taiwan and Hong Kong during the first half of 2003. In addition, revenue in Taiwan and Hong Kong during the second, third, and fourth quarters of 2002 was positively impacted by distributor enthusiasm surrounding our planned expansion of operations in China in 2003.

        North America. The following table sets forth revenue for the North America region and its principal markets (U.S. dollars in millions):

	2002	2003	Change

United States	$ 133.3	$ 118.2	(11%)
Canada	9.4	9.4	—
North America total	$ 142.7	$ 127.6	(11%)

        The decline in revenue in the United States is principally a result of a $22.0 million revenue decline in Big Planet in 2003 compared to the prior year. This decline was due primarily to the sale of our professional employer organization and the restructuring of Big Planet telecommunication products, both of which transitions are part of our continued efforts to eliminate or modify low margin products. In addition, revenue in 2002 in the United States included $6.0 million of sales to foreign distributors during the third quarter of 2002 at the global distributor convention held in the United States, which did not recur in 2003.

        Increasing distributor activity tied to the BioPhotonic Scanner program, a focus on signing up more consumers on monthly reorder programs, the introduction of new weight management products and implementation of distributor leadership incentives, however, resulted in 36% growth in our Pharmanex revenue in the United States from $48.3 million in 2002 to $65.6 million in 2003, excluding sales to foreign distributors at the 2002 global convention held in the United States. Nu Skin revenue held relatively constant in 2003 compared to 2002, excluding sales to foreign distributors at the same 2002 global convention. Moreover, we experienced an 18% increase in our 2003 executive distributors in the United States and a 20% increase during 2003 of automatic delivery orders compared to 2002. Early in 2003, the FDA questioned the status of the BioPhotonic Scanner as a non-medical device. We believe the BioPhotonic Scanner can be marketed as a non-medical device, but the FDA has not responded yet to our request to classify the BioPhotonic Scanner as a non-medical device. In the event the FDA concludes that the BioPhotonic Scanner requires medical device clearance, this could delay or inhibit our ability to market the BioPhotonic Scanner. We intend to contest any conclusion by the FDA that the BioPhotonic Scanner is a medical device.

        South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2002	2003	Change

Singapore/Malaysia	$ 64.3	$ 36.7	(43%)
Thailand	13.0	22.7	75%
Australia/New Zealand	11.0	13.5	23%
Philippines	2.8	2.9	4%
South Asia/Pacific total	$ 91.1	$ 75.8	(17%)

        Excluding the impact of changes in foreign currency exchange rates, revenue in South Asia/Pacific decreased 21% in 2003 compared to 2002. The decrease in revenue in this region was due primarily to the combined decrease in Singapore and Malaysia. Both Singapore and Malaysia were opened in the last two years. We often experience a revenue contraction after an initial period of rapid revenue growth following the opening of the market. This revenue contraction occurred later than usual in Singapore and Malaysia and was more pronounced than anticipated. We believe that this was due in part to distributor enthusiasm related to the planned opening of expanded operations in China in January 2003, which drove revenue growth throughout 2002. This decrease was somewhat offset by an increase in revenue in both Thailand and combined Australia/New Zealand.

        Other Markets. The following table sets forth revenue for our Other Markets (U.S. dollars in millions):

	2002	2003	Change

Europe	$ 25.6	$ 32.0	25%
Latin America	2.7	2.8	4%
Other Markets total	$ 28.3	$ 34.8	23%

        This increase was primarily due to a 25% increase in revenue in Europe, which included the 17% favorable impact of currency fluctuations in 2003 compared to 2002.

        Gross profit

        Gross profit as a percentage of revenue increased to 82.1% in 2003 compared to 80.2% in 2002. Our gross profit was positively impacted by the divestiture of our professional employer organization, the decline in low margin revenue from Big Planet, a new personal care manufacturing plant in China and the positive impact of fluctuations in foreign currency in 2003 compared to 2002.

        Selling expenses

        Selling expenses as a percentage of revenue increased to 41.3% in 2003 from 39.6% in 2002. In U.S. dollars, selling expenses increased to $407.1 million in 2003 from $382.2 million in 2002. The increase in selling expenses was due to the increase of sales employee labor and commission expenses in China. In addition, selling expenses as a percent of revenue increased due to the divestiture of our professional employer organization, which paid no commissions, and by the introduction of leadership incentives in Japan and in the United States.

        General and administrative expenses

        General and administrative expenses as a percentage of revenue remained nearly level at 29.4% in 2003 from 29.6% in 2002. In U.S. dollars, general and administrative expenses increased to $289.9 million in 2003 from $285.2 million in 2002. The U.S. dollar increase during 2003 in general and administrative expenses was primarily due to the incremental costs associated with the expansion of retail operations in China in 2003, as well as the negative impact of foreign currency fluctuations on operating expenses in 2003. These increases were somewhat offset by the reduction in labor expenses resulting from our restructuring that occurred in the third quarter of 2003.

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

        We typically generate positive cash flow from operations due to favorable gross margins, the variable nature of selling expenses (which constitute a significant percentage of operating expenses), and minimal capital requirements. We generated $130.4 million in cash from operations in 2004 compared to $109.0 million in 2003. This increase in cash generated from operations in 2004 compared to the prior-year period is primarily related to the increase in net income, which includes higher non-cash amortization charges in 2004, and the reduction in cash payments for income taxes during 2004 compared to the prior year.

        As of December 31, 2004, working capital was $117.4 million compared to $149.3 million as of December 31, 2003. Our working capital decreased primarily due to an increase in accrued selling expenses as a result of higher December revenue for the year ended December 31, 2004, an increase in accrued contingent liabilities and a decrease in our current deferred tax assets at December 31, 2004 due to the timing of payments from foreign affiliates, which we do not expect to recur in future years. Cash and cash equivalents at December 31, 2004 were $109.9 million and were $122.6 million at December 31, 2003. Our cash balance was positively impacted by $130.4 million in cash flows from operations during 2004 as well as $16.6 million from the exercise of employee stock options and was offset by the use of approximately $35.0 million for capital expenditures, $72.3 million for repurchases of shares of our common stock, $22.6 million for the payment of dividends, $16.2 million for the repayment of long-term debt and $10.2 million of net purchases of investments.

        Our capital expenditures have been primarily focused on:

•	purchases of BioPhotonic Scanners;

•	computer systems and software; and

•	the build-out of manufacturing facilities and additional retail stores in China, as well as other leasehold improvements in our various markets.

Capital expenditures were $35.0 million in 2004, and we anticipate capital expenditures in 2005 of approximately $40.0 million to $50.0 million relating primarily to the items listed above.

        We maintain a $25.0 million revolving credit facility that expires in May 2007. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of our outstanding shares of Class A common stock. As of December 31, 2004, there were no outstanding balances under our revolving credit facility.

        We also have a $125.0 million multi-currency private uncommitted shelf facility with Prudential Investment Management, Inc. As of December 31, 2004, we had $70.0 million outstanding under this shelf facility, $5.0 million of which is included in the current portion of long-term debt. This long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and is amortized in two tranches over five and seven years beginning in October 2004 and April 2006, respectively. In February 2005, we made an additional borrowing under the Shelf Facility in Japanese yen denominated senior notes in the amount of 3.1 billion yen, or approximately $30.0 million as of February 28, 2005. These notes bear interest of approximately 1.7% per annum and are due April 2014, with principal payments beginning in April 2008. Our long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of December 31, 2004, the outstanding balance on the notes was 8.3 billion Japanese yen, or $81.2 million, $13.5 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries or by pledges of 65% to 100% of the outstanding stock of our material subsidiaries.

        Since August 1998, our board of directors has authorized us to repurchase up to $110.0 million of our outstanding shares of Class A common stock under a stock repurchase program, which allows us to repurchase our shares on the open market or in private transactions. This includes an additional $20.0 million authorized by the board of directors in February 2005. The repurchases are used primarily for our equity incentive plans and strategic initiatives. During the year ended December 31, 2004 we repurchased approximately 0.1 million shares of Class A common stock under this program for an aggregate amount of approximately $1.3 million. Between August 1998 and December 31, 2004, we had repurchased a total of approximately 8.8 million shares of Class A common stock under this program for an aggregate price of approximately $82.9 million.

        On July 30, 2004, we purchased approximately 3.1 million shares of common stock from members of our original stockholder group for an aggregate purchase price of approximately $71.0 million, or $22.62 per share. The purchase was made pursuant to an option granted in connection with the recapitalization transaction that occurred in October 2003, and we used existing cash balances to pay for the repurchase. The purchase price was determined based on the agreement entered into in October 2003, which provided for a purchase price equal to 94% of the lower of (a) the closing sales price on the New York Stock Exchange on the date the notice of exercise was given, and (b) the average closing sales price over the immediately preceding 15 trading days. A special committee of independent directors of the board of directors made the decision to exercise the option. The special committee engaged its own independent financial and legal advisors. We still have a similar option to acquire approximately 300,000 shares from one of our original shareholders. Since 1998, we have repurchased an aggregate of approximately 22.7 million shares pursuant to our stock repurchase program and other privately negotiated transactions.

        During each quarter of 2004, our board of directors declared cash dividends of $0.08 per share on our Class A common stock. These quarterly cash dividends totaled approximately $22.6 million and were paid during 2004 to stockholders of record in 2004. In February 2005, the board of directors declared a dividend to be paid in March 2005 of $0.09 per share for Class A common stock. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. Assuming a quarterly dividend declaration of $0.09 per share in 2005, dividends for the year should total approximately $25.2 million based upon the number of shares currently outstanding. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

        We believe we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis. We currently believe that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. Within the past year our capital needs have increased due to the retail store model in China including manufacturing facilities and the manufacture of BioPhotonic Scanners. In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations. Additionally, we would consider realigning our strategic plans including a reduction in capital spending, stock repurchases or dividend payments.

Contractual Obligations and Contingencies

        The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2004 (U.S. dollars in thousands):

	Total		2005	2006-2007	2008-2009	Thereafter

Long-term debt obligations(1)	$ 151,241		$ 18,540	$ 57,080	$ 52,080	$ 23,541
Capital lease obligations	—		—	—	—	—
Operating lease obligations(2)	68,843		12,989	25,347	24,942	5,565
Purchase obligations(3)	65,925		51,511	9,732	1,105	3,577
Other long-term liabilities reflected on the balance sheet	—	(4)
Total	$ 286,009		$ 83,040	$ 92,159	$ 78,127	$ 32,683

(1)

Long-term debt excludes estimated interest payments under these obligations since a significant portion of our long-term debt is Japanese yen denominated. We anticipate interest expense on this long-term debt to be similar to our 2004 interest expense, which was $5.9 million. In February 2005, we made an additional borrowing under the Shelf Facility in Japanese yen denominated senior notes in the amount of 3.1 billion yen (see Note 8 to the Consolidated Financial Statements).

(2)

Operating leases include corporate office and warehouse space with two entities that are owned by certain officers and directors of our company who are also founding shareholders. Total payments under these leases were $3.6 million for the year ended December 31, 2004 with remaining long-term obligations under these leases of $23.5 million.

(3)

We are also party to acquisition agreements related to the BioPhotonic Scanner pursuant to which contingent payments of up to $5.5 million and 937,500 shares of our Class A common stock may be made if certain operating and revenue targets are met, based on the BioPhotonic Scanner in driving results. These amounts are not included in the table above.

(4)	Other long-term liabilities reflected on the balance sheet primarily consist of long-term tax related balances, which totaled $29.9 million as of December 31, 2004.

        In October 2004, we were assessed by the Yokohama customs authorities in Japan a total of approximately $9.0 million, net of any recovery of consumption taxes, for duties on products imported into Japan from October 2002 through October 2003. The value and methodology we used for determining the amount of duties payable for these periods is consistent with prior years and has been previously reviewed on several occasions by the audit division of the Japan customs authorities, and reviewed and approved by the Valuation Department of the Yokohama customs authority. As such, we believe the assessment is improper and we have filed letters of protest with Yokohama customs. We expect to receive a reply within the next couple of months. If necessary, we will appeal this issue to the Ministry of Finance in Japan. In order to file our letter of protest with Yokohama customs, we were required to pay the amount that was assessed. In addition, the Audit Division of Yokohama customs has recently completed an audit of the period from November 2003 through October 2004. Although we have not yet been informed of the results of this audit, we may be assessed for additional duties related to this period, which we anticipate would be a similar amount to the prior assessment. We would file letters of protest with Yokohama customs in a similar manner in case of any such assessment.

Seasonality and Cyclicality

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

        We have experienced rapid revenue growth in certain new markets following commencement of operations. This initial rapid growth has often been followed by a short period of stable or declining revenue, then followed by renewed growth fueled by product introductions, an increase in the number of active distributors and increased distributor productivity. The contraction following initial rapid growth has been more pronounced in certain new markets, due to other factors such as business or economic conditions or distributor distractions outside the market.

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

	As of December 31, 2002		As of December 31, 2003		As of December 31, 2004
	Active	Executive	Active	Executive	Active	Executive

North Asia	322,000	17,668	322,000	17,013	337,000	16,637
Greater China(1)	73,000	3,564	187,000	5,991	229,000	8,827
North America	73,000	2,693	113,000	2,861	134,000	3,099
South Asia/Pacific	66,000	2,972	69,000	2,175	74,000	2,076
Other Markets	32,000	1,018	34,000	1,091	46,000	1,377
Total	566,000	27,915	725,000	29,131	820,000	32,016

(1)	Following the opening of our retail business in China during 2003, active distributors includes 117,000 and 147,000 preferred customers in China and executive distributors include 3,100 and 5,437 employed, full-time sales representatives for the years ended December 31, 2003 and 2004, respectively.

Quarterly Results

        The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2003				2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$ 219.6	$ 240.7	$ 250.2	$ 275.9	$ 264.0	$ 284.2	$ 283.3	$ 306.4
Gross profit	178.0	195.4	206.5	230.0	220.1	236.7	235.7	254.2
Operating income	19.7	25.7	24.5	37.4	23.8	35.0	33.6	33.4
Net income	12.8	16.8	15.1	23.1	14.5	20.3	20.9	22.0
Net income per share:
Basic	0.16	0.21	0.19	0.32	0.20	0.28	0.30	0.32
Diluted	0.16	0.21	0.19	0.31	0.20	0.28	0.29	0.31

Recent Accounting Pronouncements

        During the first quarter of 2004, we adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This accounting standard became effective during the first quarter of 2004. The adoption of this standard did not have a significant effect on our financial statements.

        In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires the expensing of employee options as of the beginning of the first interim reporting period that begins after June 15, 2005. Consequently, we will begin expensing employee options during the third quarter of 2005. Until that time, we will continue to account for stock-based compensation granted to employees according to the provisions of APB Opinion No. 25. We are currently evaluating the effect of this accounting standard on our financial statements.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” which requires certain inventory related costs to be expensed as incurred. This accounting standard is effective January 1, 2006. We are currently evaluating the effect of this accounting standard on our financial statements.

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized primarily outside of the United States, except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our subsidiary’s primary markets is considered the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Media reports have indicated that the Chinese government may begin to allow the RMB to float more freely against the U.S. dollar and other major currencies. In that event, a strengthening of the RMB would benefit our reported revenue and profits and a weakening of the RMB would negatively impact reported revenue and profits. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of December 31, 2004, we had $82.0 million of these contracts with expiration dates through December 2005. All of these contracts were denominated in Japanese yen. For the year ended December 31, 2004, we recorded losses of $5.0 million in operating income, and losses of $3.2 million, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Because of our foreign exchange contracts at December 31, 2004, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings, or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

        Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2003				2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan(1)	118.9	118.5	117.3	108.7	107.3	109.6	109.9	105.6
Taiwan	34.6	34.7	34.2	34.0	33.3	33.3	33.9	32.9
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	1,200.2	1,208.7	1,174.6	1,182.1	1,171.7	1,162.0	1,154.8	1,091.6
Singapore	1.7	1.8	1.8	1.7	1.7	1.7	1.7	1.7
Malaysia	3.8	3.8	3.8	3.8	3.8	3.8	3.8	3.8
Thailand	42.8	42.2	41.3	39.8	39.2	39.8	41.3	40.2
China	8.3	8.3	8.3	8.3	8.3	8.3	8.3	8.3

(1)	As of February 28, 2005 the exchange rate of U.S. $1 into the Japanese yen was approximately 104.5.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short-and long-term basis, and that existing cash together with cash flow from operations and existing lines of credit will be adequate to fund cash needs;

•	the expectation that we will spend $40.0 million to $50.0 million for capital expenditures during 2005;

•	our plans to manufacture more products in China for export;

•	the anticipation that we will continue to declare quarterly cash dividends and that cash flows from operations will be sufficient to pay future dividends;

•	our plans to continue to promote certain distributor initiatives and tools, such as monthly product subscription programs and the BioPhotonic Scanner program;

•	our anticipation that new direct selling regulations will be adopted in China in the next several months, and our plans to add additional retail stores throughout the country in order to obtain a direct selling license under the new regulations;

•	our belief that we will be able to obtain a direct selling license under the anticipated new direct selling regulations in China;

•	our belief that the anticipated new direct selling regulations in China will positively impact our business there;

•	our expectation that the self-manufacture of product will result in reduced cost of goods sold, and our plans to manufacture more products in China for export;

•	our anticipation that the launch of Pharmanex products in China will have a negative impact on Hong Kong and Taiwan revenue in 2005;

•	our anticipation that we will incur expenses of approximately $6.5 million in 2005 related to a global distributor convention we plan to hold later in 2005;

•	our plans to commence operations in Indonesia and Russia;

•	our anticipation that gross margins as well as selling expenses as a percentage of revenue will each be slightly lower in 2005 compared to 2004 as a result of our continued expansion of the BioPhotonic Scanner program around the world; and

•	our anticipation that the remittance of permanently reinvested earnings related to our foreign operations will be postponed indefinitely.

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

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and factors described herein in “Item 1. Business – Risk Factors” (which contain a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)	Our expansion of operations in China is subject to risks and uncertainties. We continue to be subject to significant regulatory scrutiny and have experienced challenges including interruption of sales activities at certain stores and fines being paid in several cases, which in the aggregate have been less than 1% of revenue in China. Because of restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. We have, at times, received guidance from local regulators on conducting our operations including limiting the size of our training meetings, controlling the activities of our sales employees, controlling the distribution of product outside of our stores, keeping the number of sales employees at reasonable levels and limiting the involvement of our overseas distributors. While we continuously update our operating model to address this guidance, we believe we could experience similar challenges in the future as we expand operations in China and continue to work with regulators to help them understand our business model. Our operations in China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, as our number of sales representatives continues to rapidly grow we could face increasing risks that improper actions by these local sales employees, or any overseas distributors, in violation of local laws or our policies could result in regulatory investigations and penalties that could harm our business.

(b)	Chinese regulators have indicated that they intend to publish new direct selling regulations within the next several months. There can be no assurance that these regulations will be adopted or, if adopted, that they will benefit us. While we anticipate we will be able to obtain a direct selling license under any new proposed regulations, there can be no assurance that we will be able to obtain such a license should we apply. There has been some uncertainty and confusion regarding the direction of the new regulations and the type of restrictions or requirements that may be imposed under such regulations. Although we currently do not operate a direct selling business in China, our future growth could be harmed if the regulations are not adopted or are unfavorable, if the adoption or implementation of new regulations are delayed further than anticipated, or if we are unable to obtain a license for direct selling under these regulations. In the event the new regulations prevent us from offering a distributor compensation model comparable to what we offer in other markets, our business may be negatively impacted. In addition, if the Chinese government adopts new direct selling regulations, these regulations could negatively impact our current business model in China if they incorporate changes that impose restrictions on us, or if interpretations of existing laws change as a result of such new regulations which require us to make changes to our business model in ways that could harm our business in this market.

(c)	As with any new technology, we have experienced technical issues in developing and manufacturing the BioPhotonic Scanner. In addition, in March 2003 the FDA questioned the status of the BioPhotonic Scanner as a non-medical device. We subsequently filed an application with the FDA to have it classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the BioPhotonic Scanner is a medical device including the claims that we or our distributors make about it. We are facing similar uncertainties and regulatory issues in other markets with respect to the status of the BioPhotonic Scanner as a non-medical device and the claims that can be made in using it. A determination in any of these markets that it is a medical device or that distributors are using it to make medical claims, this could negatively impact our plans for or use of the BioPhotonic Scanner in such market. If the launch or use of this tool is delayed or otherwise inhibited by regulatory issues or actions, or if we are unable to deliver BioPhotonic Scanners that perform to a standard expected by our distributors, or if we are unable to make a sufficient number of BioPhotonic Scanners available to interested distributors at reasonable lease rates, this could dampen distributor enthusiasm and harm our business. In addition, if distributors make claims regarding the BioPhotonic Scanner outside of claims approved by us, or use it in a manner not authorized by us, this could result in regulatory actions against our business. We are also party to certain litigation regarding the scope of our license to the technology utilized in the BioPhotonic Scanner. An adverse ruling in this matter could limit the ability of distributors who are health professionals to utilize the BioPhotonic Scanner.

(d)	We recently have experienced local currency revenue declines in Japan. Because our Japan business accounts for a majority of our revenue, our business could be harmed if planned initiatives are not successful and do not generate renewed growth or outside factors negatively affect our business in Japan. In particular, risks associated with the BioPhotonic Scanner as discussed herein, increased competitive factors, and any inability to execute our strategies could negatively impact our business. In addition, if the BioPhotonic Scanner does not generate distributor excitement or attract new distributors or customers, this could harm our operating results in Japan.

(e)	Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin, and earnings from those expected could be caused by:

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	weakening of foreign currencies, particularly the Japanese yen; or

•	political unrest or uncertainty in certain Asian markets.

(f)	The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Recent negative publicity concerning ephedra (which we have never sold) and other supplements with controversial ingredients has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any changes in regulations applicable to our business or any of our nutritional products that limit our ability to market such products, our revenue and profitability may be harmed.

(g)	Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis.

(h)	Due to the international nature of our business, we are subject from time to time to audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. To the extent we are unable to successfully defend ourselves against such challenges, we may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact our gross margins and operating results.

-65

(i)	Production difficulties and quality control problems could harm our business.Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such product, harming our sales and creating inventory write-offs for unusable product. In addition, these issues can negatively impact distributor confidence as well as potentially invite additional governmental scrutiny in our various markets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Currency Risk and Exchange Rate Information” and Note 15 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements. Set forth below is the index to the Financial Statements included in this Item 8:

2.	Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

Nu Skin Enterprises, Inc.
 Consolidated Balance Sheets
 (U.S. dollars in thousands, except share amounts)

	December 31,
	2003	2004
ASSETS
Current assets
Cash and cash equivalents	$ 122,568	$ 109,865
Accounts receivable	15,054	16,057
Current investments	—	10,230
Inventories, net	83,338	87,474
Prepaid expenses and other	60,163	44,723
	281,123	268,349

Property and equipment, net	60,528	76,511
Goodwill	118,768	112,446
Other intangible assets, net	67,572	79,005
Other assets	63,068	73,426
Total assets	$ 591,059	$ 609,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 18,816	$ 25,182
Accrued expenses	95,068	107,226
Current portion of long-term debt	17,915	18,540
	131,799	150,948

Long-term debt	147,488	132,701
Other liabilities	21,524	29,855
Total liabilities	300,811	313,504

Commitments and contingencies (Notes 9 and 19)

Stockholders' equity
Class A common stock - 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	148,636	165,177
Treasury stock, at cost - 19.9 million and 20.9 million shares	(216,847)	(273,721)
Accumulated other comprehensive loss	(70,849)	(71,606)
Retained earnings	431,615	477,912
Deferred compensation	(2,398)	(1,620)
	290,248	296,233
Total liabilities and stockholders' equity	$ 591,059	$ 609,737

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Income
 (U.S. dollars in thousands, except share amounts)

	Year Ended December 31,
	2002	2003	2004

Revenue	$ 964,067	$ 986,457	$ 1,137,864
Cost of sales	190,868	176,545	191,211

Gross profit	773,199	809,912	946,653

Operating expenses:
Selling expenses	382,159	407,088	487,631
General and administrative expenses	285,229	289,925	333,263
Restructuring and other charges	—	5,592	—

Total operating expenses	667,388	702,605	820,894

Operating income	105,811	107,307	125,759
Other income (expense), net	(2,886)	432	(3,618)

Income before provision for income taxes	102,925	107,739	122,141
Provision for income taxes	38,082	39,863	44,467

Net income	$ 64,843	$ 67,876	$ 77,674

Net income per share:
Basic	$ 0.79	$ 0.86	$ 1.10
Diluted	$ 0.78	$ 0.85	$ 1.07

Weighted-average common shares outstanding (000s):
Basic	81,731	78,637	70,734
Diluted	83,128	79,541	72,627

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Consolidated Statements of Stockholders' Equity
 (U.S. dollars in thousands, except share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Deferred Compensation	Total

Balance at January 1, 2002	$ 42	$ 49	$ 151,379	$ (62,435)	$ (49,485)	$ 340,340	$ —	$ 379,890

Net income	—	—	—	—	—	64,843	—	64,843
Foreign currency translation adjustment	—	—	—	—	(10,031)	—	—	(10,031)
Net unrealized losses on foreign currency cash flow hedges	—	—	—	—	(6,567)	—	—	(6,567)
Less: Reclassification adjustment for realized gains in current earnings	—	—	—	—	(2,905)	—	—	(2,905)
Total comprehensive income								45,340
Repurchase of Class A common stock (Note 10)	—	—	—	(20,586)	—	—	—	(20,586)
Conversion of shares (Note 10)	4	(4)	—	—	—	—	—	—
Purchase of long-term assets (Note 20)	—	—	936	—	—	—	—	936
Exercise of distributor and employee stock options (182,000 shares)	—	—	(2,005)	3,266	—	—	—	1,261
Forfeiture of stock options	—	—	(762)	—	—	—	—	(762)
Cash dividends	—	—	—	—	—	(19,593)	—	(19,593)
Balance at December 31, 2002	46	45	149,548	(79,755)	(68,988)	385,590	—	386,486

Net income	—	—	—	—	—	67,876	—	67,876
Foreign currency translation adjustment	—	—	—	—	(1,736)	—	—	(1,736)
Net unrealized losses on foreign currency cash flow hedges	—	—	—	—	(3,171)	—	—	(3,171)
Less: Reclassification adjustment for realized losses in current earnings	—	—	—	—	3,046	—	—	3,046
Total comprehensive income								66,015
Repurchase of Class A common stock (Note 10)	—	—	—	(150,009)	—	—	—	(150,009)
Conversion of shares (Note 10)	45	(45)	—	—	—	—	—	—
Issuance of employee stock awards	—	—	3,113	—	—	—	(3,113)	—
Amortization of deferred compensation	—	—	—	—	—	—	715	715
Exercise of distributor and employee stock options (1,258,000 shares)	—	—	(4,025)	12,917	—	—	—	8,892
Cash dividends	—	—	—	—	—	(21,851)	—	(21,851)
Balance at December 31, 2003	91	—	148,636	(216,847)	(70,849)	431,615	(2,398)	290,248

Net income	—	—	—	—	—	77,674	—	77,674
Foreign currency translation adjustment	—	—	—	—	(1,402)	—	—	(1,402)
Net unrealized losses on foreign currency cash flow hedges	—	—	—	—	(2,590)	—	—	(2,590)
Less: Reclassification adjustment for realized losses in current earnings	—	—	—	—	3,235	—	—	3,235
Total comprehensive income								76,917
Repurchase of Class A common stock (Note 10)	—	—	—	(72,311)	—	—	—	(72,311)
Amortization of deferred compensation	—	—	—	—	—	—	778	778
Purchase of long-term assets (Note 20)	—	—	4,279	2,624	—	—	—	6,903
Reduction in carrying value of intangible asset	—	—	—	—	—	(8,750)	—	(8,750)
Exercise of employee stock options (1,834,000 shares)	—	—	3,814	12,813	—	—	—	16,627
Tax benefit of options exercised	—	—	8,448	—	—	—	—	8,448
Cash dividends	—	—	—	—	—	(22,627)	—	(22,627)
Balance at December 31, 2004	$ 91	$ —	$ 165,177	$ (273,721)	$ (71,606)	$ 477,912	$ (1,620)	$ 296,233

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Consolidated Statements of Cash Flows
 (U.S. dollars in thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$ 64,843	$ 67,876	$ 77,674
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	21,602	22,369	27,883
Amortization of deferred compensation	—	715	778
(Gain) loss on sale of assets	(1,328)	525	—
Changes in operating assets and liabilities:
Accounts receivable	404	3,860	(1,003)
Related parties receivable	5,971	—	—
Inventories, net	(4,051)	4,968	(4,136)
Prepaid expenses and other	(3,674)	11,714	21,869
Other assets	12,473	(7,965)	(10,372)
Accounts payable	3,259	824	6,366
Accrued expenses	14,160	1,176	10,910
Related parties payable	(6,967)	—	—
Other liabilities	4,424	2,964	381

Net cash provided by operating activities	111,116	109,026	130,350

Cash flows from investing activities:
Purchase of property and equipment	(19,026)	(23,518)	(34,996)
Proceeds on investment sales	5,200	70,775	185,015
Purchases of investments	(20,750)	(52,800)	(195,245)
Purchase of long-term assets	(7,505)	—	(2,953)

Net cash used in investing activities	(42,081)	(5,543)	(48,179)

Cash flows from financing activities:
Payments of cash dividends	(19,593)	(21,851)	(22,627)
Repurchase of shares of common stock	(14,158)	(150,009)	(72,311)
Exercise of distributor and employee stock options	1,261	8,892	16,627
Payments on long-term debt	—	—	(16,241)
Proceeds from long-term debt	—	75,000	—
Proceeds from revolving credit facility	—	20,000	—
Payments on revolving credit facility	—	(20,000)	—

Net cash used in financing activities	(32,490)	(87,968)	(94,552)

Effect of exchange rate changes on cash	(7,677)	4,687	(322)

Net increase (decrease) in cash and cash equivalents	28,868	20,202	(12,703)

Cash and cash equivalents, beginning of period	73,498	102,366	122,568

Cash and cash equivalents, end of period	$ 102,366	$ 122,568	$ 109,865

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

1.	The Company

        Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology-related products and services under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Greater China, which consists of China, Hong Kong and Taiwan; North America, which consists of the United States and Canada; South Asia/Pacific, which consists of Australia, Brunei, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Other Markets, which consists of Brazil, Europe, Guatemala, Israel, and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

        The preparation of these financial statements in conformity with accounting principles generally accepted in the United States required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include reserves for product returns, obsolete inventory, and taxes. Actual results could differ from these estimates.

Cash and cash equivalents

        Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.

Reclassifications

        Certain reclassifications have been made to prior-year balances in order to conform to the current year presentation.

Current investments

        Current investments consist entirely of auction rate municipal bonds classified as available-for-sale securities. The Company, through its dealers, purchases and sells these securities at par value, and records them at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and despite the long-term nature of their stated contractual maturities, along with the Company’s investment policy and practice to only invest in high investment grade securities, the Company has the ability to quickly liquidate these securities. As a result, the Company has no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its current investments. Interest income generated from these current investments is recorded in other income.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Prior to December 31, 2004, such investments had been classified as cash and cash equivalents. As of December 31, 2004, the Company has revised its classification to report these securities as current investments in a separate line item on its consolidated balance sheet. The Company has also made corresponding adjustments to its consolidated statement of cash flows for all periods presented, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.

Inventories

        Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method. The Company had reserves for obsolete inventory totaling $5.7 million, $5.4 million and $5.2 million as of December 31, 2002, 2003 and 2004, respectively.

Property and equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Furniture and fixtures	5 - 7 years
Computers and equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
BioPhotonic Scanners	3 years
Vehicles	3 - 5 years

        Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and other intangible assets

        Under the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually. The Company’s intangible assets with finite lives are recorded at cost and are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Note 5). In addition, the Company is required to make judgments regarding and periodically assesses the useful life of its intangible assets.

Revenue recognition

        Revenue is recognized when products are shipped, which is when title and risk of loss pass to independent distributors who are the Company’s customers. A reserve for product returns is accrued based on historical experience totaling $1.1 million, $1.4 million and $2.5 million as of December 31, 2002, 2003 and 2004, respectively. The Company generally requires cash or credit card payment at the point of sale. The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue. The global compensation plan for the Company’s distributors generally does not provide rebates or

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

selling discounts to distributors who purchase its products and services and classifies selling discounts, if any, as a reduction of revenue.

Advertising expense

        Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2002, 2003 and 2004 totaled approximately $2.8 million, $1.4 million and $1.3 million, respectively.

Research and development

        The Company’s research and development activities are conducted primarily through its Pharmanex division. Research and development costs are expensed as incurred and totaled $6.9 million, $6.4 million and $7.7 million in 2002, 2003 and 2004, respectively.

Income taxes

        The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has netted deferred tax assets and deferred tax liabilities by jurisdiction as of December 31, 2004 and reclassified prior-period balances to conform to the December 31, 2004 presentation. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company accounts for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Net income per share

        Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 10). Earnings per share in 2004 were positively impacted by the repurchase of 10.8 million shares of the Company’s Class A common stock in October 2003 and the repurchase of 3.1 million shares of the Company’s Class A common stock in July 2004.

Foreign currency translation

        Most of the Company’s business operations occur outside the United States. The local currency of each of the Company’s subsidiary’s primary markets is considered its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates, and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets, and transaction gains and losses are included in other income and expense in the consolidated financial statements.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

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

Stock-based compensation

        The Company measures compensation expense for its stock-based employee compensation plans, which are described in Note 11. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock- based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees. However, stock-based compensation granted to non-employees, such as the Company’s independent distributors and consultants, is accounted for in accordance with SFAS 123. On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amended SFAS 123. SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires the expensing of employee options as of the beginning of the first interim reporting period that begins after June 15, 2005. Consequently, the Company will begin expensing employee options during its third quarter of 2005 and is currently evaluating the effect of this accounting standard on its financial statements. Until that time, the Company will continue to account for its stock-based compensation granted to employees according to the provisions of APB Opinion No. 25. Had compensation cost for the Company’s stock options granted to employees been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123, as amended by SFAS 148, the Company’s net earnings and earnings per share would have been as follows (U.S. dollars in thousands, except per share amounts):

Nu Skin Enterprises, Inc.
Notes to Consolidated Financial Statements

December 31,
	2002	2003	2004

Net income, as reported	$ 64,843	$ 67,876	$ 77,674
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(5,450)	(5,274)	(6,224)

Pro forma net income	$ 59,393	$ 62,602	$ 71,450

Earnings per share:
Basic - as reported	$ 0.79	$ 0.86	$ 1.10
Basic - pro forma	$ 0.73	$ 0.80	$ 1.01

Diluted - as reported	$ 0.78	$ 0.85	$ 1.07
Diluted - pro forma	$ 0.71	$ 0.79	$ 0.98

Reporting comprehensive income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, Accounting for derivative instruments and hedging activities

        The Company recognizes all derivatives as either assets or liabilities, with the instruments measured at fair value as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

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

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires the expensing of employee options as of the beginning of the first interim reporting period that begins after June 15, 2005. Consequently, the Company will begin expensing employee options during its third quarter of 2005. Until that time, the Company will continue to account for its stock-based compensation granted to employees according to the provisions of APB Opinion No. 25. The Company is currently evaluating the effect of this accounting standard on its financial statements.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which requires certain inventory-related costs to be expensed as incurred. This accounting standard is effective January 1, 2006. The Company is currently assessing the effect of this accounting standard on its financial statements.

3.	Related Party Transactions

        The Company leases corporate office and warehouse space from two entities that are owned by certain officers and directors of the Company. Total lease payments to these two affiliated entities were $3.3 million, $3.3 million and $3.6 million for each of the years ended December 31, 2002, 2003 and 2004 with remaining long-term minimum lease payment obligations under these operating leases of $27.3 million and $23.5 million at December 31, 2003 and 2004, respectively.

4.	Property and Equipment

        Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2003	2004

Furniture and fixtures	$ 38,632	$ 41,121
Computers and equipment	78,266	84,598
Leasehold improvements	36,123	41,121
BioPhotonic Scanners	9,378	28,327
Vehicles	2,580	3,021
	164,979	198,188
Less: accumulated depreciation	(104,451)	(121,677)
	$ 60,528	$ 76,511

        Depreciation of property and equipment totaled $17.2 million, $18.3 million and $22.5 million for the years ended December 31, 2002, 2003 and 2004, respectively, which includes amortization expense relating to the BioPhotonic Scanners of approximately $1.0 million and $4.9 million for the years ended December 31, 2003 and 2004, respectively.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

5.	Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and other indefinite life intangible assets:	2003	2004

Goodwill	$ 118,768	$ 112,446
Trademark and trade names	22,840	24,599
Marketing rights	12,266	—
Distributor network	4,081	—
	$ 157,955	$ 137,045

	December 31, 2003		December 31, 2004
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Developed technology	$ 22,500	$ 7,666	$ 22,500	$ 8,490	20 years
Distributor network	—	—	11,598	5,576	15 years
Trademarks	—	—	12,203	5,640	15 years
Other	27,201	13,650	44,668	16,857	12 years
	$ 49,701	$ 21,316	$ 90,969	$ 36,563	15 years

        Amortization of finite-life intangible assets totaled $4.4 million, $4.1 million and $5.4 million for the years ended December 31, 2002, 2003 and 2004, respectively. Annual estimated amortization expense is expected to approximate $5.5 million for each of the five succeeding fiscal years.

        In connection with a registration statement the Company filed in October 2003, the Staff of the Securities and Exchange Commission commented on and sought additional support for the indefinite life designation of the Company’s trade names, marketing rights and distributor network assets. Based on the Company’s assessment in responding to these comments, the Company recorded the following in the second quarter of 2004: (i) a one-time amortization charge of $1.2 million resulting from retroactive changes in the estimates of the useful lives of certain intangible assets, which included the assignment of useful lives to the Company’s distributor network and certain trademarks and trade names that were previously designated as indefinite lived assets; (ii) an entry to reduce intangible assets and retained earnings by approximately $8.8 million to reflect a reduction in the carrying amount of the marketing rights previously purchased from a group of controlling shareholders to its carryover basis; and (iii) an entry to reclassify approximately $7.4 million from goodwill to distributor network and trade names and trademarks to retroactively reflect intangible assets acquired.

        As a result of these changes the Company recorded an additional $0.9 million of amortization related to these assets through the remainder of 2004 and will continue to recognize an additional $1.2 million of such amortization per year through the remainder of the useful lives, which approximate 11 years as of December 31, 2004.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Goodwill and indefinite life intangible assets are not amortized, rather they are subject to annual impairment tests. Annual impairment tests were completed resulting in no impairment charges for any of the periods shown. Finite life intangibles are amortized over their useful lives unless circumstances occur that cause the Company to revise such lives or review such assets for impairment.

6.	Other Assets

        Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2003	2004

Deferred taxes	$ 32,936	$ 34,856
Deposits for noncancelable operating leases	15,912	11,636
Deposit for customs assessment (Note 19)	—	11,820
Other	14,220	15,114
	$ 63,068	$ 73,426

7.	Accrued Expenses

        Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2003	2004

Accrued commission payments to distributors	$ 39,405	$ 43,845
Income taxes payable	7,792	6,612
Other taxes payable	8,916	5,521
Accrued payroll and payroll taxes	14,618	11,435
Accrued contingent payable (Note 20)	—	8,217
Other accruals	24,337	31,596
	$ 95,068	$ 107,226

8.	Long-Term Debt

        The Company maintains a $25.0 million revolving credit facility that expires in May 2007. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. As of December 31, 2004, there were no outstanding balances under this revolving credit facility.

        The Company also has a $125.0 million multi-currency private uncommitted shelf facility with Prudential Investment Management, Inc. As of December 31, 2004, we had $70.0 million outstanding under our shelf facility, $5.0 million of which is included in the current portion of long-term debt. This long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and is amortized in two tranches over five and seven years. The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of December 31, 2004, the

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

outstanding balance on the notes was 8.3 billion Japanese yen, or $81.2 million, $13.5 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries or by pledges of 65% to 100% of the outstanding stock of our material subsidiaries.

        Interest expense relating to the long-term debt totaled $2.4 million, $3.2 million and $5.9 million for the years ended December 31, 2002, 2003 and 2004, respectively.

        The notes and shelf facility contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type. As of December 31, 2004, the Company is in compliance with all financial covenants under the notes and shelf facility.

        Maturities of all long-term debt at December 31, 2004, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2005	$ 18,540
2006	28,540
2007	28,540
2008	28,540
2009	23,540
Thereafter	23,541
Total	$ 151,241

9.	Lease Obligations

        The Company leases office space and computer hardware under noncancelable long-term operating leases including related party leases (see Note 3). Most leases include renewal options of at least three years. Minimum future operating lease obligations at December 31, 2004 are as follows (U.S. dollars in thousands):

Year Ending December 31,

2005	$ 12,989
2006	12,614
2007	12,733
2008	12,889
2009	12,054
Thereafter	5,564
Total minimum lease payments	$ 68,843

        Rental expense for operating leases totaled $21.0 million, $24.2 million and $25.9 million for the years ended December 31, 2002, 2003 and 2004, respectively.

10.	Capital Stock

        The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share and 100 million

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

shares of Class B common stock, par value $.001 per share. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company’s Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder. All Class B shares have been converted to Class A shares.

Weighted-average common shares outstanding

        The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2002	2003	2004

Basic weighted-average common shares outstanding	81,731	78,637	70,734
Effect of dilutive securities:
Stock awards and options	1,397	904	1,893
Diluted weighted-average common shares outstanding	83,128	79,541	72,627

        For the years ended December 31, 2002, 2003 and 2004, other stock options totaling 2.7 million, 2.9 million and 0.6 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Repurchases of common stock

        Since August 1998, the board of directors has authorized the Company to repurchase up to $90.0 million of the Company’s outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for the Company’s equity incentive plans and strategic initiatives. During the years ended December 31, 2002, 2003 and 2004, the Company repurchased approximately 1.2 million, 0.8 million and 0.1 million shares of Class A common stock for an aggregate price of approximately $14.2 million, $8.4 million and $1.3 million, respectively, under these repurchase programs. Between August 1998 and December 31, 2004, the Company had repurchased a total of approximately 8.8 million shares of Class A common stock under this repurchase program for an aggregate price of approximately $82.9 million.

        Additionally, in October 2003, the Company repurchased approximately 10.8 million shares of Class A common stock from certain members of the Company’s original stockholder group for approximately $141.6 million, which included $1.6 million of related expenses. These stockholders also sold approximately 6.2 million additional shares of Class A common stock to third-party investors. The transaction also included the agreement among all participants in the transaction to convert all of their remaining shares of super-voting Class B common stock to Class A common stock. The terms and

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

conditions of the repurchase were approved by a special committee of the Company’s board of directors comprised solely of independent directors. The special committee engaged its own financial and legal advisors in connection with the repurchase transaction. The Company financed the repurchase with $45.0 million from existing cash balances, approximately $20.0 million from its revolving credit facility, which was repaid prior to December 31, 2003 and $75.0 million in new long-term debt drawn under the $125.0 million shelf facility.

        On July 30, 2004, the Company purchased approximately 3.1 million shares of common stock from members of its original stockholder group for an aggregate purchase price of $71.0 million, or $22.62 per share. These stockholders also sold 1.5 million shares to third-party investors. The Company purchased the shares pursuant to an option that was obtained by the Company as part of a recapitalization transaction completed in October 2003. The Company filed a registration statement with respect to the shares sold to the third-party investors.

Conversion of common stock

        During 2002 and 2003, the holders of the Class B common stock converted approximately 3.5 million and 45.4 million shares of Class B common stock to Class A common stock, respectively. The conversion of 45.4 million shares of Class B common stock in 2003 was part of the repurchase transaction described above. As of December 31, 2004, all outstanding Class B common stock had been converted to Class A common stock.

11.	Equity Incentive Plans

        During the year ended December 31, 1996, the Company’s board of directors adopted the Nu Skin Enterprises, Inc., 1996 Stock Incentive Plan (the “1996 Stock Incentive Plan”). The 1996 Stock Incentive Plan provides for granting of stock awards and options to purchase common stock to executives, other employees, independent consultants and directors of the Company and its Subsidiaries. On February 7, 2003, the board of directors authorized and the shareholders approved an amendment to the plan increasing the number of shares available for grant from 8.0 million to 13.0 million. As of December 31, 2004, approximately 9.6 million shares or options have been granted.

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The deferred compensation at December 31, 2004 represents a restricted stock award of 250,000 shares of the Company’s Class A common stock granted to the Company’s Chief Executive Officer and President in 2003, which vests over four years. The Company is amortizing this deferred expense ratably over the vesting period. Compensation expense for this restricted stock award totaled $0.7 million and $0.8 million for the years ended December 31, 2003 and 2004, respectively.

        A summary of the Company’s stock option plans as of December 31, 2002, 2003 and 2004 and changes during the years then ended, is presented below:

	2002		2003		2004
	Shares (in 000s)	Weighted-average Exercise Price	Shares (in 000s)	Weighted-average Exercise Price	Shares (in 000s)	Weighted -average Exercise Price

Outstanding - beginning of year	5,347.1	$ 9.80	6,994.6	$ 10.41	6,941.9	$ 11.46
Granted at fair value	2,103.4	11.90	1,728.1	10.80	1,355.2	22.15
Exercised	(204.5)	6.34	(1,289.8)	6.82	(1,655.3)	9.97
Forfeited/canceled	(251.4)	13.25	(491.0)	6.34	(48.7)	12.46
Outstanding - end of year	6,994.6	10.41	6,941.9	11.46	6,593.1	14.03

Options exercisable at year-end	3,454.0	$ 9.64	3,292.7	$ 11.37	3,374.0	$ 11.89

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in 000s)	Weighted-average Exercise Price	Weighted-average Years Remaining	Shares (in 000s)	Weighted-average Exercise Price

$0.92 to $5.75	73.4	$ 5.40	3.79	73.4	$ 5.40
$6.50 to $11.00	2,154.0	8.24	6.59	1,535.6	7.94
$11.37 to $16.00	2,157.5	12.30	7.50	1,107.7	12.49
$16.95 to $28.50	2,208.2	21.64	7.40	657.3	20.82
	6,593.1	14.03	7.13	3,374.0	11.89

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2003	2004

Risk-free interest rate	3.6%	2.7%	2.8%
Expected life	3.3 years	3.8 years	3.9 years
Expected volatility	52.7%	54.2%	45.4%
Expected dividend yield	2.2%	2.5%	1.9%

        The weighted-average grant date fair values of options granted during 2002, 2003 and 2004 were $4.18, $3.92 and $7.27, respectively.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Effective February 1, 2000, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 200,000 shares of Class A common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Class A common stock on every April 30, July 31, October 31 or January 31 (the “Purchase Date”). The price of the Class A common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Class A common stock on the commencement date of each three-month offering period or Purchase Date. During 2004, approximately 22,000 shares were purchased at prices ranging from $13.64 to $20.83 per share. At December 31, 2004, approximately 110,000 shares were available under the Purchase Plan for future issuance.

12.	Income Taxes

        Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2002, 2003 and 2004 (U.S. dollars in thousands):

	2002	2003	2004

U.S.	$ 68,540	$ 102,341	$ 85,013
Foreign	34,385	5,398	37,128
Total	$ 102,925	$ 107,739	$ 122,141

        The provision for current and deferred taxes for the years ended December 31, 2002, 2003 and 2004 consists of the following (U.S. dollars in thousands):

	2002	2003	2004
Current
Federal	$ 2,800	$ 1,709	$ (10,702)
State	4,548	3,029	553
Foreign	26,957	57,573	21,742
	34,305	62,311	11,593
Deferred
Federal	6,819	16,641	16,805
State	(1,268)	676	1,256
Foreign	(1,774)	(39,765)	14,813
	3,777	(22,448)	32,874
Provision for income taxes	$ 38,082	$ 39,863	$ 44,467

        The Company’s foreign taxes paid are high relative to foreign operating income and the Company’s U.S. taxes paid are low relative to U.S. operating income due largely to the flow of funds among the Company’s Subsidiaries around the world. As payments for services, management fees, license arrangements and royalties are made from the Company’s foreign affiliates to its U.S. corporate headquarters, these payments often incur withholding and other forms of tax that are generally creditable for U.S. tax purposes. Therefore, these payments lead to increased foreign effective tax rates and lower U.S. effective tax rates. Variations (or shifts) occur in the Company’s foreign and U.S. effective tax rates from year to year depending on several factors including the impact of global transfer prices and the timing and level of remittances from foreign affiliates.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2003	2004
Deferred tax assets:
Inventory differences	$ 4,362	$ 2,373
Foreign tax credit	10,810	13,417
Accrued expenses not deductible until paid	25,780	26,059
Withholding tax	3,773	1,088
Minimum tax credit	18,380	18,228
Net operating losses	14,158	5,209
Controlled foreign corporation net losses	6,465	7,664
Capitalized research and development	8,803	10,668
Prepaid selling expenses	10,992	—
Other	3,136	2,771
Gross deferred tax assets	106,659	87,477
Deferred tax liabilities:
Exchange gains and losses	7,762	7,210
Pharmanex intangibles step-up	16,256	15,961
Amortization of intangibles	4,410	4,567
Prepaid expenses	—	5,153
Other	4,115	5,426
Gross deferred tax liabilities	32,543	38,317
Deferred taxes, net	$ 74,116	$ 49,160

        The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2003	2004

Net current deferred tax assets	$ 41,326	$ 22,215
Net noncurrent deferred tax assets	32,936	34,856
Total net deferred tax assets	74,262	57,071

Net current deferred tax liabilities	—	8
Net noncurrent deferred tax liabilities	146	7,903
Total net deferred tax liabilities	146	7,911
Deferred taxes, net	$ 74,116	$ 49,160

        The Company has considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required.

        The net operating loss carryforwards begin expiring in 2008, while the foreign tax credits begin expiring in 2010. Utilization of these loss and credit carryforwards is subject to annual limitations; however, management believes that it is more likely than not that the Company will generate sufficient taxable income in the appropriate carry forward periods to realize the benefit of the net deferred tax assets.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. The Company accounts for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

        The actual tax rate for the years ended December 31, 2002, 2003 and 2004 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2002	2003	2004

Income taxes at statutory rate	35.00%	35.00%	35.00%
Foreign tax differential	.20	(1.80)	3.11
Non-deductible expenses	.22	.16	.21
Branch remittance gains and losses	(.55)	(.38)	(.32)
Distributor stock options and employee stock awards	—	1.94	—
Permanently reinvested controlled foreign corporation income	—	—	(2.89)
Other	2.13	2.08	1.30
	37.00%	37.00%	36.41%

        The decrease in the effective tax rate in 2004 was due to the Company’s election in 2004 to permanently reinvest a portion of the Company’s earnings from its foreign operations. The Company anticipates the remittance of these earnings to be postponed indefinitely.

13.	Employee Benefit Plan

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 15% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who work a minimum of 1,000 hours per year, who have completed at least one year of service and who are 21 years of age or older are qualified to participate in the plan. The Company matches 100% of the first 2% and 50% of the next 2% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 25% per year over four years. The Company recorded compensation expense of $1.2 million, $1.1 million and $1.3 million for the years ended December 31, 2002, 2003 and 2004, respectively, related to its contributions to the plan.

        The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $3.7 million and $4.4 million as of December 31, 2003 and 2004, respectively. Although Nu Skin Japan has not specifically funded this obligation, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.6 million, $0.7 million and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively.

14.	Executive Deferred Compensation Plan

        The Company has an executive deferred compensation plan for select management personnel. Under this plan, the Company currently makes a contribution of 10% of each participant’s salary. In addition,

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

each participant has the option to defer a portion of their compensation up to a maximum of 100% of their compensation. Participant contributions are immediately vested. Company contributions vest based on the earlier of (a) attaining 60 years of age, (b) continuous employment of 20 years or (c) death or disability. The Company recorded compensation expense of $0.4 million, $0.6 million and $0.7 million for the years ended December 31, 2002, 2003 and 2004, respectively, related to its contributions to the plan. The Company had accrued $3.3 million and $4.5 million as of December 31, 2003 and 2004, respectively, related to the Executive Deferred Compensation Plan.

15.	Derivative Financial Instruments

        At December 31, 2003 and 2004, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $64.3 million and $82.0 million, respectively, to hedge forecasted foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of December 31, 2003 and 2004, $3.9 million of net unrealized losses and $3.2 million of net unrealized loss, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at December 31, 2004 have maturities through December 2005 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The pre-tax net gain on foreign currency cash flow hedges recorded in current earnings was $4.5 million for the year ended December 31, 2002, and the pre-tax net losses on foreign currency cash flow hedges recorded in current earnings were $5.3 million and $5.0 million for the years ended December 31, 2003 and 2004, respectively.

        During 2002, 2003 and 2004, the Company did not have any gains or losses related to hedging ineffectiveness. Additionally, no component of gains and losses was excluded from the assessment of hedging effectiveness. During 2002, 2003 and 2004, the Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

16.	Supplemental Cash Flow Information

        Cash paid for interest totaled $2.3 million, $2.7 million and $4.6 million for the years ended December 31, 2002, 2003 and 2004, respectively. The increase in cash paid for interest in 2004, compared to prior years, was due to the additional debt discussed in Note 8. Cash paid for income taxes totaled $18.8 million, $26.6 million and $7.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. The decrease in cash paid for income taxes in 2004, compared to prior years, was due to the utilization of foreign tax credits.

17.	Segment Information

        The Company operates in a single reportable operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market except for its operations in China. In China, the Company utilizes an employed sales force to sell its products through fixed retail locations. The Company’s largest expense (selling expenses) is the world-wide commissions and China sales employee expenses paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

revenue in five geographic regions: North Asia, Greater China, North America, South Asia/Pacific and Other Markets.

        Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
	2002	2003	2004
Revenue
North Asia	$ 593,860	$ 612,840	$ 640,110
Greater China	104,877	135,535	229,802
North America	145,952	127,599	145,714
South Asia/Pacific	91,110	75,816	81,742
Other Markets	28,268	34,667	40,496
Total	$ 964,067	$ 986,457	$ 1,137,864

        Revenue generated by each of its three product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
	2002	2003	2004
Revenue
Nu Skin	$ 470,567	$ 476,150	$ 548,052
Pharmanex	439,019	472,107	567,190
Big Planet	54,481	38,200	22,622
Total	$ 964,067	$ 986,457	$ 1,137,864

        Additional information as to the Company’s operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

Revenue

        Revenue from the Company’s operations in Japan totaled $529,740, $558,654 and $579,504 for the years ended December 31, 2002, 2003 and 2004, respectively. Revenue from the Company’s operations in the United States totaled $136,580, $113,340 and $135,710 for the years ended December 31, 2002, 2003 and 2004, respectively.

Long-lived assets

        Long-lived assets in Japan were $8,451 and $10,556 as of December 31, 2003 and 2004, respectively. Long-lived assets in the United States were $36,865 and $50,137 as of December 31, 2003 and 2004, respectively.

18.	Restructuring and Other Charges

During the third quarter of 2003, the Company recorded restructuring and other charges of $5.6 million, including $5.1 million of expenses relating to an early retirement program and other employee separation charges. As a result, the Company’s overall headcount was reduced by approximately 130 employees, the majority of which were related to the elimination of positions at the Company’s U.S. headquarters. These expenses consisted primarily of severance and other compensation charges. The Company also

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

completed the divestiture of its professional employer organization resulting in a charge of approximately $0.5 million. Revenue from the professional employer organization totaled $22.0 million and $9.1 million for the years ended December 31, 2002 and 2003, respectively. As of December 31, 2004, all restructuring and other charges had been paid.

19.	Commitments and Contingencies

        The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company’s direct selling system. The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company’s distributors is not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company’s operations. In addition, in any country of jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position or results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company’s management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

        In October 2004, the Company was assessed by the Yokohama customs authorities in Japan a total of approximately $9.0 million, net of any recovery of consumption taxes, for duties on products imported into Japan from October 2002 through October 2003. The value and methodology the Company used for determining the amount of duties payable for these periods is consistent with prior years and has been previously reviewed on several occasions by the audit division of the Japan customs authorities, and reviewed and approved by the Valuation Department of the Yokohama customs authority. As such, the Company believes the assessment is improper and has filed letters of protest with Yokohama customs. The Company expects to receive a reply within the next couple of months. If necessary, the Company will appeal this issue to the Ministry of Finance in Japan. In order to file the letter of protest with Yokohama customs, the Company was required to pay the amount that was assessed. In addition, the Audit Division of Yokohama customs has recently completed an audit of the period from November 2003 through October 2004. The Company has not yet been informed of the findings of this recent audit. The Company may be assessed for additional duties related to this period, which the Company anticipates would be a similar amount to the prior assessment. The Company would file letters of protest with Yokohama customs in a similar manner in case of any such assessment.

20.	Purchase of Long–Term Assets

        In March 2002, the Company acquired the exclusive rights to a new laser technology related to measuring the level of certain antioxidants. The acquisition consisted of cash payments of $4.8 million (including acquisition costs) and the issuance of 106,667 shares of the Company’s Class A common stock valued at $936,000. In addition, the acquisition includes contingent payments up to $8.5 million of cash and up to 1.2 million shares of the Company’s Class A common stock if certain development and revenue

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

targets are met. During the year ended December 31, 2004, some of these specific development and revenue targets were met resulting in contingent payments of approximately $5.1 million of cash of which $2.1 million was paid subsequent to year end, and 525,000 shares of the Company’s Class A common stock valued at $13.0 million, of which 262,500 shares were issued subsequent to year end. These amounts have been added to the carrying value of other finite life intangible assets.

        In April 2002, the Company acquired First Harvest International, LLC, a small dehydrated food manufacturer. The Company paid a total of $2.7 million including the assumption of certain liabilities for this transaction.

21.	Dividends per Share

        Quarterly cash dividends for the years ended December 31, 2003 and 2004 totaled $21.9 million and $22.6 million, respectively. In February 2005, the board of directors declared a quarterly cash dividend of $0.09 per share for all classes of common stock to be paid on March 23, 2005 to stockholders of record on March 4, 2005.

22.	Subsequent Event

        In February 2005 the board of directors authorized the Company to repurchase an additional $20.0 million of the Company’s outstanding shares of Class A common stock.

        On February 7, 2005, the Company issued a series of Japanese yen denominated senior promissory notes (the “Notes”) to affiliates of Prudential Investment Management, Inc. (“Prudential”). The Notes were issued pursuant to its $125.0 million Private Shelf Agreement entered into between the Company and Prudential on August 26, 2003 (the “Shelf Agreement”)

        The aggregate principal amount of the Notes is 3.1 billion Japanese yen, or approximately $30.0 million as of February 28, 2005, bearing a 1.7% interest rate per annum, with interest payable semi-annually beginning on April 30, 2005. The final maturity date of the Notes is April 30, 2014 and principal payments are required annually beginning on April 30, 2008 in equal installments of 445.7 million Japanese yen. The Notes are also governed by the terms of the Shelf Agreement and amendments thereto, which contain certain representations, warranties and covenants by the Company, as well as customary conditions upon which the obligations under the Notes may be accelerated and become due and payable immediately, or become subject to additional obligations. The proceeds from the Notes may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.:

We have completed an integrated audit of Nu Skin Enterprises, Inc.‘s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 15, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.	CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

        Changes in Internal Control over Financial Reporting. During the fourth quarter of 2004, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Management Report On Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in this United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in this United States of America, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2004, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

        None.

PART III

        The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference to our Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission for our 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. See Index to Consolidated Financial Statements under Item 8 of Part II.

3.	Exhibits: The following Exhibits are filed with this Form 10-K (reference to the “Company” shall mean Nu Skin Enterprises, Inc.):

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger as of March 6, 2002 by and among the Company, Niksun Acquisition Corporation, a subsidiary of the Company, and Worldwide Nutritional Science, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof.

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1).

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form S-1).

10.1	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.2	First Amendment to Note Purchase Agreement between Nu Skin Enterprises, Inc. and The Prudential Insurance Company of America dated May 1, 2002 (incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Exhibit Description

10.5	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.6	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	Pledge Agreement dated as of January 31, 2005 by and among Nu Skin Asia Investment, Inc., a wholly-owned subsidiary of the Company, and U.S. Bank National Association, as agent for and on behalf of the Benefited Parties under the Amended and Restated Collateral Agency and Intercreditor Agreement (referred to below) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on March 10, 2005).

10.8	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.9	Amendment to Collateral Agency and Intercreditor Agreement dated May 10, 2000, among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.10	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.11	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.12	First Amendment to the Credit Agreement dated December 14, 2001 dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Exhibit Description

10.13	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.14	Third Amendment to the Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.15	Reconstituted Stock Purchase Agreement dated as of March 6, 2002 by and between Nutriscan, Inc., Worldwide Nutritional Sciences, Inc. and each of the Stockholders of Nutriscan, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.16	Membership Interest Purchase Agreement dated as of April 19, 2002, by and among the Company and the members of First Harvest International, LLC (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.17	Amendment and Release Agreement dated as of November 30, 2002, by and among the Company and the members of First Harvest International, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.18	Sale and Purchase Agreement between the Company and Dató Mohd Nadzmi Bin Mohd Sulleh dated August 17, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.19	Sale and Purchase Agreement between the Company and Kiow Kim Yoon, Frankie Kiow dated August 17, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.20	Shareholders Agreement among the Company, Dató Mohd Nadzmi Bin Mohd Sulleh and Kiow Kim Yoon, Frankie Kiow dated effective as of September 25, 2001 (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.21	Sale and Purchase Agreement between Nu Skin Enterprises, Inc. and Dató Mohd Nadzmi Bin Mohd Salleh entered into the 25th day of June, 2002 to be effective September 28, 2001 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit Number	Exhibit Description

10.22	Supplemental Agreement dated September 28, 2001, to the Sale and Purchase of Shares Agreement dated August 17, 2001 between Nu Skin Enterprises, Inc. and Mr. Kiow Kim Yoon (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.23	Supplemental Agreement dated September 28, 2001, to the Sale and Purchase of Shares Agreement between Nu Skin Enterprises, Inc. and Dató Mohd Nadzmi Bin Mohd Salleh (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	Form of Memorandum of Charge entered into by Nu Skin Enterprises, Inc. and Dató Mohd Nadzmi Bin Mohd Salleh and Nu Skin Enterprises, Inc. and Kiow Kim Yoon, Frankie Kiow (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.25	Management Services Agreement dated June 20, 2002 between Nu Skin International Management Group, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.26	Distribution Agreement dated June 20, 2002 between Nu Skin Enterprises Hong Kong, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.27	Trademark Licensing Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.28	License Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.29	Master Lease Agreement dated January 16th 2003 by and between the Company and Scrub Oak, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.31	Master Lease Agreement dated January 16, 2003 by and between the Company and Aspen Country, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Exhibit Description

10.32	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.33	Form of Indemnification Agreement to be entered into by and among the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1).

10.34	Amendment in Total and Complete Restatement of Deferred Compensation Plan.

10.35	Form of Deferred Compensation Plan (New Form) with amendment.

10.36	Amendment in Total and Complete Restatement of NSI Compensation Trust.

10.37	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.38	Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.39	Base Form of Master Stock Option Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.40	Form of Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.41	Summary Description of Nu Skin Japan Director Retirement Allowance Plan (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.42	Employment Letter with Truman Hunt (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Exhibit Description

10.43	Letter of Understanding with Corey Lindley effective August 8, 2002 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.44	Letter of Understanding with Corey Lindley effective December 22, 2003 (Supplementing Letter of Understanding effective August 8, 2002) (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.45	Consulting Agreement between the Company and Woodclyffe Group, LLC effective April 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.46	Amendment #1 to Consulting Agreement dated July 31, 2003 between the Company and Woodclyffe Group, LLC (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.47	Early Retirement Plan and Related Forms (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.48	Amended and Restated Registration Rights Agreement, dated as of September 18, 2003, by and among Nu Skin Enterprises, Inc., Sandra N. Tillotson, The Sandra N. Tillotson Family Trust and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-109836)).

10.49	Private Shelf Agreement, dated as of August 26, 2003, between Nu Skin Enterprises, Inc. and Prudential Investment Management, Inc. (the "Private Shelf Agreement") (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.50	First Amendment to Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.51	Second Amendment to Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Exhibit Description

10.52	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.53	Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2004 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 8, 2004).

10.54	Stock Acquisition Agreement, dated as of August 1, 2003, by and among Nu Skin Enterprises, Inc., Orrin T. Colby, III and Cygnus Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.55	Stock Repurchase Agreement, dated as of October 22, 2003, between the Company and certain of its shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.56	Registration Rights Agreement dated as of October 22, 2003, by and among the Company and certain third-party purchasers of the Company’s stock shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.57	Form of Lock-up Agreement executed by certain of the Company’s shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.58	Registration Rights Agreement, dated as of July 26, 2004, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

10.59	Stock Repurchase Agreement, dated as of July 27, 2004, by and among the Company and the Selling Stockholders signatory thereto (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

10.60	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.61	Nu Skin Enterprises, Inc. 2005 Executive Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 9, 2004).

Exhibit Number	Exhibit Description

10.62	Restricted Stock Purchase Agreement, dated as of January 17, 2003, between the Company and Truman Hunt (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.63	Employment Letter with Robert Conlee effective November 26, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.64	Summary of Non-management Director compensation.

10.65	Amended and Restated Patent License Agreement, dated as of March 7, 2002 by and between the University of Utah Research Foundation and Nutriscan, Inc. and Interpretive Memorandum of Understanding, dated as of November 30, 2001.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

NU SKIN ENTERPRISES, INC.
By: /s/ M. Truman Hunt M. Truman Hunt, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2005.

Signatures	Capacity in Which Signed

/s/ Blake M. Roney
Blake M. Roney	Chairman of the Board

/s/ M. Truman Hunt	Chief Executive Officer and Director
M. Truman Hunt	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Sandra N. Tillotson
Sandra N. Tillotson	Senior Vice President, Director

/s/ Daniel W. Campbell
Daniel W. Campbell	Director

/s/ E. J. "Jake" Garn
E. J. "Jake" Garn	Director

/s/ Paula F. Hawkins
Paula F. Hawkins	Director

/s/ Andrew D. Lipman
Andrew D. Lipman	Director

/s/ Jose Ferreira, Jr.
Jose Ferreira, Jr.	Director

/s/ D. Allen Andersen
D. Allen Andersen	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger as of March 6, 2002 by and among the Company, Niksun Acquisition Corporation, a subsidiary of the Company, and Worldwide Nutritional Science, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof.

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1).

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form S-1).

10.1	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.2	First Amendment to Note Purchase Agreement between Nu Skin Enterprises, Inc. and The Prudential Insurance Company of America dated May 1, 2002 (incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Exhibit Description

10.5	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.6	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	Pledge Agreement dated as of January 31, 2005 by and among Nu Skin Asia Investment, Inc., a wholly-owned subsidiary of the Company, and U.S. Bank National Association, as agent for and on behalf of the Benefited Parties under the Amended and Restated Collateral Agency and Intercreditor Agreement (referred to below) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on March 10, 2005).

10.8	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.9	Amendment to Collateral Agency and Intercreditor Agreement dated May 10, 2000, among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.10	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.11	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.12	First Amendment to the Credit Agreement dated December 14, 2001 dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Exhibit Description

10.13	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.14	Third Amendment to the Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.15	Reconstituted Stock Purchase Agreement dated as of March 6, 2002 by and between Nutriscan, Inc., Worldwide Nutritional Sciences, Inc. and each of the Stockholders of Nutriscan, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.16	Membership Interest Purchase Agreement dated as of April 19, 2002, by and among the Company and the members of First Harvest International, LLC (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.17	Amendment and Release Agreement dated as of November 30, 2002, by and among the Company and the members of First Harvest International, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.18	Sale and Purchase Agreement between the Company and Dató Mohd Nadzmi Bin Mohd Sulleh dated August 17, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.19	Sale and Purchase Agreement between the Company and Kiow Kim Yoon, Frankie Kiow dated August 17, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.20	Shareholders Agreement among the Company, Dató Mohd Nadzmi Bin Mohd Sulleh and Kiow Kim Yoon, Frankie Kiow dated effective as of September 25, 2001 (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.21	Sale and Purchase Agreement between Nu Skin Enterprises, Inc. and Dató Mohd Nadzmi Bin Mohd Salleh entered into the 25th day of June, 2002 to be effective September 28, 2001 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit Number	Exhibit Description

10.22	Supplemental Agreement dated September 28, 2001, to the Sale and Purchase of Shares Agreement dated August 17, 2001 between Nu Skin Enterprises, Inc. and Mr. Kiow Kim Yoon (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.23	Supplemental Agreement dated September 28, 2001, to the Sale and Purchase of Shares Agreement between Nu Skin Enterprises, Inc. and Dató Mohd Nadzmi Bin Mohd Salleh (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	Form of Memorandum of Charge entered into by Nu Skin Enterprises, Inc. and Dató Mohd Nadzmi Bin Mohd Salleh and Nu Skin Enterprises, Inc. and Kiow Kim Yoon, Frankie Kiow (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.25	Management Services Agreement dated June 20, 2002 between Nu Skin International Management Group, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.26	Distribution Agreement dated June 20, 2002 between Nu Skin Enterprises Hong Kong, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.27	Trademark Licensing Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.28	License Agreement dated June 20, 2002 between Nu Skin International, Inc. and Nu Skin (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.29	Master Lease Agreement dated January 16th 2003 by and between the Company and Scrub Oak, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.31	Master Lease Agreement dated January 16, 2003 by and between the Company and Aspen Country, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Exhibit Description

10.32	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.33	Form of Indemnification Agreement to be entered into by and among the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1).

10.34	Amendment in Total and Complete Restatement of Deferred Compensation Plan.

10.35	Form of Deferred Compensation Plan (New Form) with amendment.

10.36	Amendment in Total and Complete Restatement of NSI Compensation Trust.

10.37	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.38	Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.39	Base Form of Master Stock Option Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.40	Form of Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.41	Summary Description of Nu Skin Japan Director Retirement Allowance Plan (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.42	Employment Letter with Truman Hunt (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Exhibit Description

10.43	Letter of Understanding with Corey Lindley effective August 8, 2002 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.44	Letter of Understanding with Corey Lindley effective December 22, 2003 (Supplementing Letter of Understanding effective August 8, 2002) (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.45	Consulting Agreement between the Company and Woodclyffe Group, LLC effective April 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.46	Amendment #1 to Consulting Agreement dated July 31, 2003 between the Company and Woodclyffe Group, LLC (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.47	Early Retirement Plan and Related Forms (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.48	Amended and Restated Registration Rights Agreement, dated as of September 18, 2003, by and among Nu Skin Enterprises, Inc., Sandra N. Tillotson, The Sandra N. Tillotson Family Trust and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-109836)).

10.49	Private Shelf Agreement, dated as of August 26, 2003, between Nu Skin Enterprises, Inc. and Prudential Investment Management, Inc. (the "Private Shelf Agreement") (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.50	First Amendment to Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.51	Second Amendment to Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Exhibit Description

10.52	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.53	Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2004 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 8, 2004).

10.54	Stock Acquisition Agreement, dated as of August 1, 2003, by and among Nu Skin Enterprises, Inc., Orrin T. Colby, III and Cygnus Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.55	Stock Repurchase Agreement, dated as of October 22, 2003, between the Company and certain of its shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.56	Registration Rights Agreement dated as of October 22, 2003, by and among the Company and certain third-party purchasers of the Company’s stock shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.57	Form of Lock-up Agreement executed by certain of the Company’s shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.58	Registration Rights Agreement, dated as of July 26, 2004, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

10.59	Stock Repurchase Agreement, dated as of July 27, 2004, by and among the Company and the Selling Stockholders signatory thereto (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

10.60	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.61	Nu Skin Enterprises, Inc. 2005 Executive Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 9, 2004).

Exhibit Number	Exhibit Description

10.62	Restricted Stock Purchase Agreement, dated as of January 17, 2003, between the Company and Truman Hunt (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.63	Employment Letter with Robert Conlee effective November 26, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.64	Summary of Non-management Director compensation.

10.65	Amended and Restated Patent License Agreement, dated as of March 7, 2002 by and between the University of Utah Research Foundation and Nutriscan, Inc. and Interpretive Memorandum of Understanding, dated as of November 30, 2001.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.