Form 10-Q
period 2005-03-31
NU SKIN ENTERPRISES INC
filed 2005-05-10
CIK 1021561

UNITED STATES
SECURITIES A2ND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 011-12421

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		87-0565309 (IRS Employer Identification Number)
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
Yes    ☒          No    ☐

         As of April 29, 2005, 69,917,751 shares of the registrant's Class A common stock, $.001 par value per share and no shares of the registrant's Class B common stock were outstanding.

NU SKIN ENTERPRISES, INC.

2005 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of
Nu Skin Enterprises, Inc. or its subsidiaries.

-i-

PART I.       FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2005	December 31, 2004

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 150,802	$ 109,865
Current investments	5,775	10,230
Accounts receivable	17,390	16,057
Inventories, net	91,260	87,474
Prepaid expenses and other	40,377	44,723
	305,604	268,349

Property and equipment, net	80,320	76,511
Goodwill	112,446	112,446
Other intangible assets, net	82,500	79,005
Other assets	78,626	73,426
Total assets	$ 659,496	$ 609,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 20,891	$ 25,182
Accrued expenses	117,060	107,226
Current portion of long-term debt	17,935	18,540
	155,886	150,948

Long-term debt	158,780	132,701
Other liabilities	29,219	29,855
Total liabilities	343,885	313,504

Commitments and contingencies (Note 11)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	167,244	165,177
Treasury stock, at cost 20.8 million and 20.9 million shares	(275,597)	(273,721)
Accumulated other comprehensive loss	(64,039)	(71,606)
Retained earnings	489,338	477,912
Deferred compensation	(1,426)	(1,620)
	315,611	296,233
Total liabilities and stockholders' equity	$ 659,496	$ 609,737

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31,
	2005	2004

Revenue	$ 289,351	$ 263,988
Cost of sales	49,664	43,923

Gross profit	239,687	220,065

Operating expenses:
Selling expenses	123,743	112,582
General and administrative expenses	87,183	83,634

Total operating expenses	210,926	196,216

Operating income	28,761	23,849
Other income (expense), net	(655)	(865)

Income before provision for income taxes	28,106	22,984
Provision for income taxes	10,399	8,504

Net income	$ 17,707	$ 14,480

Net income per share (Note 3):
Basic	$ 0.25	$ 0.20
Diluted	$ 0.25	$ 0.20

Weighted-average common shares outstanding:
Basic	69,747	70,691
Diluted	71,353	72,467

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$ 17,707	$ 14,480
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	7,338	6,083
Amortization of deferred compensation	194	194
Changes in operating assets and liabilities:
Accounts receivable	(1,333)	(3,069)
Inventories, net	(3,786)	(10,524)
Prepaid expenses and other	4,761	5,824
Other assets	(2,681)	868
Accounts payable	(4,291)	(1,140)
Accrued expenses	10,783	4,334
Other liabilities	385	363

Net cash provided by operating activities	29,077	17,413

Cash flows from investing activities:
Purchase of property and equipment	(8,845)	(5,930)
Proceeds on investment sales	48,705	4,570
Purchases of investments	(44,250)	(17,270)
Purchase of long-term assets	(1,746)	—

Net cash used in investing activities	(6,136)	(18,630)

Cash flows from financing activities:
Exercise of distributor and employee stock options	1,709	5,034
Proceeds from long-term debt	30,000	—
Payments of cash dividends	(6,281)	(5,754)
Repurchase of shares of common stock	(5,045)	—

Net cash provided by (used in) financing activities	20,383	(720)

Effect of exchange rate changes on cash	(2,387)	2,032

Net increase in cash and cash equivalents	40,937	95

Cash and cash equivalents, beginning of period	109,865	122,568

Cash and cash equivalents, end of period	$ 150,802	$ 122,663

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.                 THE COMPANY

        Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology-related products and services under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong and Taiwan; North America, which consists of the United States and Canada; South Asia/Pacific, which consists of Australia, Brunei, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Other Markets, which consists of Brazil, Europe, Guatemala, Israel and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.                 STOCK–BASED COMPENSATION

        The Company measures compensation expense for its stock-based employee compensation plans. Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees. However, stock-based compensation granted to non-employees, such as the Company’s independent distributors and consultants, is accounted for in accordance with SFAS No. 123. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, requires more prominent and frequent disclosures about the effects of stock-based compensation, which have been provided herein.

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which requires the expensing of employee options as of the beginning of the first fiscal year that begins after June 15, 2005. Consequently, the Company will begin expensing employee options during its first quarter of 2006 and is currently evaluating the effect of this accounting standard on its financial statements. Until that time, the Company will continue to account for its stock-based compensation granted to employees according to the provisions of APB Opinion No. 25. Had compensation cost for the Company’s stock options granted to employees been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (U.S. dollars in thousands, except per share amounts):

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Three Months Ended March 31,
	2005	2004

Net income, as reported	$ 17,707	$ 14,480
Deduct: Total compensation expense determined
under fair value based method for all
awards, net of related tax effects	(1,728)	(1,551)

Pro forma net income	$ 15,979	$ 12,929

Earnings per share:
Basic - as reported	$ 0.25	$ 0.20
Basic - pro forma	$ 0.23	$ 0.18

Diluted - as reported	$ 0.25	$ 0.20
Diluted - pro forma	$ 0.22	$ 0.18

3.                 NET INCOME PER SHARE

        Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2005 and 2004, other stock options totaling 0.7 million and 0.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Earnings per share in 2005 were positively impacted by the repurchase of 3.1 million shares of the Company’s Class A common stock in July 2004.

4.                 DIVIDENDS PER SHARE

        In February 2005, the board of directors declared a quarterly cash dividend of $0.09 per share for the Company’s Class A common stock. This quarterly cash dividend of approximately $6.3 million was paid on March 23, 2005 to stockholders of record on March 4, 2005.

5.                 DERIVATIVE FINANCIAL INSTRUMENTS

        At March 31, 2005 and December 31, 2004, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $54.1 million and $82.0 million, respectively, to hedge foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of March 31, 2005 and December 31, 2004, $0.4 million and $3.2 million of net unrealized losses, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at March 31, 2005 have maturities through March 2006 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The Company recognized pre-tax losses on foreign currency cash flow hedges of $0.3 million and $2.7 million for the three-month periods ended March 31, 2005 and 2004, respectively, which were recorded primarily as an offset to revenue in Japan.

6.                 REPURCHASE OF COMMON STOCK

        During the three-month period ended March 31, 2005, the Company repurchased approximately 0.2 million shares of its Class A common stock under its open market repurchase plan for approximately $5.0

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

million. During the three-month period ended March 31, 2004, the Company did not repurchase any shares of Class A common stock under the plan.

7.                 COMPREHENSIVE INCOME

        The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2005 and 2004, were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Net income	$ 17,707	$ 14,480

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,737	(816)
Net unrealized gains (losses) on foreign
currency cash flow hedges	2,680	(1,529)
Less: Reclassification adjustment for realized losses in current earnings	150	1,702

Comprehensive income	$ 25,274	$ 13,837

8.                 SEGMENT INFORMATION

        The Company operates in a single reportable operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market except for its operations in Mainland China. In Mainland China, the Company utilizes an employed sales force to sell its products through fixed retail locations. The Company’s largest expense (selling expenses) is the world-wide commissions and Mainland China sales employee expenses paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, North America, South Asia/Pacific and Other Markets.

        Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended March 31,
Revenue:	2005	2004

North Asia	$ 160,829	$ 150,055
Greater China	59,127	47,575
North America	35,992	37,562
South Asia/Pacific	20,635	19,677
Other Markets	12,768	9,119
Total	$ 289,351	$ 263,988

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

        Revenue generated by each of the Company’s three product lines is set forth below (in thousands):

	Three Months Ended March 31,
Revenue:	2005	2004

Nu Skin	$ 118,346	$ 132,363
Pharmanex	165,499	125,938
Big Planet	5,506	5,687
Total	$ 289,351	$ 263,988

        Additional information as to the Company’s operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended March 31,
Revenue:	2005	2004

Japan	$ 141,231	$ 134,304
United States	33,681	35,126
Mainland China	26,620	22,796

Long-lived assets:	March 31, 2005	December 31, 2004

Japan	$ 14,140	$ 9,390
United States	36,522	39,548
Mainland China	12,844	12,089

9.                 NEW PRONOUNCEMENTS

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which requires certain inventory-related costs to be expensed as incurred. This accounting standard is effective January 1, 2006. The Company is currently assessing the effect of this accounting standard on its financial statements.

10.                 DEFERRED TAX ASSETS AND LIABILITIES

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of March 31, 2005, the Company has net deferred tax assets of $49.2 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction.

11.                 COMMITMENTS AND CONTINGENCIES

        In October 2004, the Yokohama, Japan customs authorities assessed the Company approximately $9.0 million, net of any recovery of consumption taxes, for duties on products imported into Japan from October 2002 through October 2003. The value and methodology the Company used for determining the amount of duties payable for this period is consistent with years prior to 2002 and has been previously

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

reviewed on several occasions by the audit division of the Japan customs authorities, and reviewed and approved by the Valuation Department of the Yokohama customs authority. Consequently, the Company believes the assessment is improper, and it has filed letters of protest with Yokohama customs. Prior to filing the letters of protest, the Company was required to remit the amount that was assessed. This amount has been recorded in “Other Assets” in the Company’s Consolidated Balance Sheets. As expected, Yokohama customs did not accept the letters of protest, and to follow proper administrative procedures the Company has filed an appeal with the Japan Ministry of Finance. To the extent necessary, the Company plans to continue to file protests and appeals within the appropriate governmental channels concerning this issue. The Company may also choose to use the judicial court system in Japan if necessary to bring this issue to a resolution.

        In addition, the Audit Division of Yokohama customs has recently completed an audit of the period from November 2003 through October 2004. Although the Company has not yet been informed of the results of this audit, it may be assessed for additional duties related to this period, which the Company anticipates would be a similar amount to the prior assessment. The Company would vigorously contest any such assessment.

12.                 PURCHASES OF LONG-TERM ASSETS

        In March 2002, the Company acquired the exclusive rights to a new laser technology related to measuring the level of certain antioxidants. The acquisition consisted of cash payments of $4.8 million (including acquisition costs) and the issuance of 106,667 shares of the Company’s Class A common stock valued at $0.9 million. In addition, the acquisition included contingent payments up to $8.5 million of cash and up to 1.2 million shares of the Company’s Class A common stock if certain development and revenue targets are met. In 2004, some of these specific development and revenue targets were met resulting in contingent payments of approximately $5.1 million of cash and 525,000 shares of the Company’s Class A common stock valued at $13.0 million. During the quarter ended March 31, 2005, more of these specific development and revenue targets were met resulting in additional contingent payments of approximately $1.8 million of cash, all of which was paid subsequent to quarter end, and 150,000 shares of the Company’s Class A common stock valued at $3.4 million, all of which was issued subsequent to quarter end. These amounts have been added to the carrying value of other finite life intangible assets.

13.                 LONG-TERM DEBT

        On February 7, 2005, the Company issued a series of Japanese yen denominated senior promissory notes (the “Notes”) to affiliates of Prudential Investment Management, Inc. (“Prudential”). The Notes were issued pursuant to its $125.0 million Private Shelf agreement entered into between the Company and Prudential on August 26, 2003 (the “Shelf Agreement”).

        The aggregate principal amount of the Notes is 3.1 billion Japanese yen, or approximately $30.0 million as of February 7, 2005, bearing a 1.7% interest rate per annum, with interest payable semi-annually beginning on April 30, 2005. The final maturity date of the Notes is April 30, 2014 and principal payments are required annually beginning on April 30, 2008 in equal installments of 445.7 million Japanese yen. The Notes are also governed by the terms of the Shelf Agreement and amendments thereto, which contain certain representations, warranties and covenants by the Company, as well as customary conditions upon which the obligations under the Notes may be accelerated and become due and payable immediately, or become subject to additional obligations. The proceeds from the Notes may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2005, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

        Revenue for the three-month period ended March 31, 2005 increased 10% to $289.4 million from $264.0 million for the same period in 2004. Excluding the impact of changes in foreign currency exchange rates, we would have experienced a revenue increase of 7% for the first quarter of 2005 compared to the same period in 2004. This increase in revenue was a result of year-over-year growth in most of our markets. Revenue was also positively impacted by improving results in Japan following the launch of the Pharmanex® BioPhotonic Scanner (hereinafter, the “Scanner”) in that market in late 2004. Our product subscription program continued to become an increasingly important source of recurring revenue, accounting for 41% of our revenue in the first quarter of 2005 compared to 24% in the first quarter of 2004. The global roll-out of the Scanner during the past year, our product subscription program, as well as new products and other initiatives we have recently implemented positively impacted executive distributor leadership, resulting in year-over-year growth in our executive distributor count in each of our regions for the first quarter of 2005.

        These factors also contributed to a 25% increase in earnings per share for the first quarter of 2005 compared to the prior-year period. Earnings per share were also positively impacted by the repurchase of 3.1 million shares of our Class A common stock in July 2004.

        Revenue

        North Asia. The following table sets forth revenue for the three-month periods ended March 31, 2005 and 2004 for the North Asia region and its principal markets (in millions):

	2005	2004	Change

Japan	$ 141.2	$ 134.3	5%
South Korea	19.6	15.8	24%
North Asia total	$ 160.8	$ 150.1	7%

        Growth in this region was a result of renewed growth in Japan, continued strength in South Korea, and favorable foreign currency fluctuations. Excluding the impact of changes in foreign currency exchange rates, revenue in North Asia increased 3% in the first quarter of 2005 compared to the same period in 2004. Revenue in Japan increased 1% on a local currency basis in the first quarter of 2005 compared to the same period in 2004, following several quarters of year-over-year local currency declines in that market. The improvement in Japan was due to increased nutrition revenue following the November 2004 launch of the Scanner, as well as recent product introductions and enhanced distributor incentives designed to promote our product subscription program. These initiatives contributed to a 41% increase in subscription orders in Japan in the first quarter of 2005 compared to the same period in 2004. As expected, personal care revenue in this market softened during the first quarter as distributor focus shifted towards nutrition products as a result of the launch of the Scanner.

        Local currency revenue in South Korea increased 9% in the first quarter of 2005 compared to the same period in 2004. The growth in revenue in South Korea was due to growth in executive leadership and active distributors as excitement has built around the recent launch of the Scanner.

        Greater China. The following table sets forth revenue for the three-month periods ended March 31, 2005 and 2004 for the Greater China region and its principal markets (in millions):

	2005	2004	Change

Mainland China	$ 26.6	$ 22.8	17%
Taiwan	22.2	17.1	30%
Hong Kong	10.3	7.7	34%
Greater China total	$ 59.1	$ 47.6	24%

        Revenue in Greater China increased primarily as a result of the continued expansion of operations in China, as well as strong growth in Taiwan and Hong Kong. Currencies in China and Hong Kong are generally pegged to the U.S. dollar, minimizing the impact of foreign currency fluctuations. Revenue in Taiwan, however, was positively impacted 7% by currency fluctuations.

        Taiwan and Hong Kong each generated strong revenue growth as a result of:

•	continued distributor enthusiasm for business prospects in China;

•	distributor leadership growth, which was driven by successful incentives designed to promote our product subscription program; and

•	the Scanner, which has been particularly successful in Taiwan in helping drive revenue.

        Revenue growth in China was positively impacted by the introduction of Pharmanex products in China, continued geographic expansion, and the introduction of the Scanner. Three key Pharmanex products were introduced during the first quarter of 2005. We believe that the Pharmanex introduction will help continue to stimulate revenue growth in China. Our nutrition sales during the first quarter of 2005 were, as expected, somewhat offset by a decline in personal care revenue in the Greater China region due to the shifting of sales representative focus to the launch of Pharmanex products in China and the Scanner program in Hong Kong and Taiwan. Additionally, in advance of new direct selling regulations, we continued to focus on sales representative training to ensure proper promotion of our business, as opposed to implementing aggressive growth strategies.

        North America. The following table sets forth revenue for the three-month periods ended March 31, 2005 and 2004 for the North America region and its principal markets (in millions):

	2005	2004	Change

United States	$ 33.7	$ 35.1	(4%)
Canada	2.3	2.5	(8%)
North America total	$ 36.0	$ 37.6	(4%)

        Excluding $5.8 million in sales to non-U.S. distributors at our global convention held in the United States in February 2004, revenue in the United States increased 15% in the first quarter of 2005 compared to the prior-year period. Revenue continued to be positively impacted by the Scanner and product subscription programs. Pharmanex and personal care revenue for the first quarter of 2005 increased 18% and 2%, respectively, over the first quarter of 2004, excluding global convention sales in 2004 to non-U.S. distributors. Subscription order revenue continued to climb, representing 47% of U.S. revenue in the first quarter of 2005. Recent product introductions have also enhanced distributor enthusiasm, sponsorship and retention. The number of executive distributors and active distributors in the United States grew 12% and 14%, respectively, in the first quarter of 2005 compared to the same period in 2004.

        South Asia/Pacific. The following table sets forth revenue for the three-month periods ended March 31, 2005 and 2004 for the South Asia/Pacific region and its principal markets (in millions):

	2005	2004	Change

Singapore/Malaysia/Brunei	$ 10.8	$ 8.9	21%
Thailand	5.8	6.8	(15%)
Australia/New Zealand	3.2	3.2	0%
Philippines	0.8	0.8	0%
South Asia/Pacific total	$ 20.6	$ 19.7	5%

        Excluding the impact of changes in foreign currency exchange rates, revenue in South Asia/Pacific increased 3% during the three-month period ended March 31, 2005 compared to the same period in 2004. The increase in local currency revenue in this region was due to strong revenue growth in combined Singapore/Malaysia/Brunei revenue. Our continued focus on the Scanner and our subscription program, and growth in our nutrition business, particularly in Singapore and Malaysia, contributed to these increases. Revenue growth in the region was partially offset by a revenue decline in Thailand, where our business has experienced a softening trend over the last three quarters.

        Other Markets. The following table sets forth revenue for the three-month periods ended March 31, 2005 and 2004 for our Other Markets (in millions):

	2005	2004	Change

Europe	$ 11.2	$ 8.5	32%
Latin America	1.6	0.6	167%
Other Markets total	$ 12.8	$ 9.1	41%

        In addition to favorable foreign currency fluctuations, revenue growth in Europe was a result of several recent initiatives in this market, including the introduction of the Scanner and the opening of operations in Hungary. Our product subscription program positively impacted this market as well. We also experienced growth in Latin America following modifications to our business model designed to favor distributor and customer dynamics in developing countries. We have attracted strong distributor leaders in that region who are playing a key role in driving revenue growth.

        Gross profit

        Gross profit as a percentage of revenue decreased to 82.8% for the first quarter of 2005 from 83.4% for the same period in 2004. As expected, lower gross margins are a result of our continued global roll-out of Scanners, the costs of which we amortize in cost of sales. Scanners are leased to distributors on essentially a break-even basis. We anticipate that these factors will continue to have an impact on our gross margins through the remainder of 2005 resulting in slightly lower gross margins.

        Selling expenses

        Selling expenses as a percentage of revenue increased slightly to 42.8% for the first quarter of 2005 from 42.7% for the same period in 2004, due primarily to the completion of a transition to new components of our compensation plan in Japan in the first quarter of 2005. We anticipate slightly lower selling expenses as a percentage of revenue going forward. In U.S. dollars, selling expenses increased to $123.7 million for the first quarter of 2005 from $112.6 million for the same period in 2004.

        General and administrative expenses

        General and administrative expenses as a percentage of revenue decreased to 30.1% for the first quarter of 2005 from 31.7% for the same period in 2004. This decrease was due primarily to expenses related to our global distributor convention held in the first quarter of 2004 which was not held in the first quarter of 2005. In U.S. dollars, general and administrative expenses increased to $87.2 million for the first quarter of 2005 from $83.6 million for the same period in 2004. General and administrative expenses for the first quarter of 2005 were impacted by the incremental costs associated with the expansion of retail operations in China, costs associated with the global roll-out of the Scanner, and stronger foreign currencies against the U.S. dollar.

        Other income (expense), net

        Other income (expense), net was $0.7 million of expense for the first quarter of 2005 compared to $0.9 million of expense for the same period in 2004. Fluctuations in other income (expense), net are impacted by foreign exchange fluctuations to the U.S. dollar on the translation of yen based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes and interest expense. For each of the first quarters of 2005 and 2004, interest expense was approximately $1.5 million.

        Provision for income taxes

        Provision for income taxes increased to $10.4 million for the first quarter of 2005 compared to $8.5 million for the same period in 2004. The effective tax rate remained at 37.0% of pre-tax income during the first quarter of 2005, consistent with the rate in the first quarter of 2004.

        Net income

        As a result of the foregoing factors, net income increased to $17.7 million for the first quarter of 2005 compared to $14.5 million for the same period in 2004.

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

        We typically generate positive cash flow from operations due to favorable gross margins, the variable nature of selling expenses (which constitute a significant percentage of operating expenses), and minimal capital requirements. We generated $29.1 million in cash from operations during the first quarter of 2005 compared to $17.4 million during the first quarter of 2004. This increase in cash generated from operations is primarily related to:

•	increased net income, which includes higher non-cash amortization charges in the first quarter of 2005 compared to the prior-year period;

•	reduced cash payments for income taxes in the first quarter of 2005; and

•	higher levels of inventory purchases in the prior-year period.

        As of March 31, 2005, working capital was $149.7 million compared to $117.4 million as of December 31, 2004. Cash and cash equivalents at March 31, 2005 and December 31, 2004 were $150.8 million and $109.9 million, respectively. This increase in cash balances and working capital was primarily due to the increase in cash flows from operations and the proceeds of $30.0 million in long-term debt during the first quarter of 2005.

        We anticipate capital expenditures of approximately $40.0 million for 2005, of which we incurred $8.8 million in the first quarter of 2005. These capital expenditures are primarily related to:

•	purchases of Scanners;

•	purchases of computer systems and software; and

•	the build-out of manufacturing and additional retail stores in China, as well as other leasehold improvements in our various markets.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of March 31, 2005:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2005(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	8.3 billion yen ($77.6 million as of March 31, 2005)	3.0% per annum	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $125 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50 million	$50 million	4.5% per annum	Notes due April 2010 with annual principal payments beginning April 2006.

	$25 million	$20 million	4.0% per annum	Notes due April 2008 with annual principal payments that began in October 2004.

Japanese yen denominated:	$3.1 billion yen	3.1 billion yen ($29.1 million as of March 31, 2005)	1.7% per annum	Notes due April 2014, with annual principal payments beginning April 2008.

2004 $25 million revolving credit facility	N/A	$0	N/A	N/A

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% to 100% of the outstanding stock of our material foreign subsidiaries.

(2)

The current portion of our long-term debt (i.e. becoming due in the next twelve months) includes $12.9 million of the balance on our 2000 Japanese yen denominated notes and $5.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. During the first quarter of 2005, we repurchased approximately 228,000 shares of Class A common stock under this program for an aggregate amount of approximately $5.0 million. As of March 31, 2005, approximately $22.1 million was available under the stock repurchase program for repurchases.

        In February 2005, our board of directors declared a quarterly cash dividend of $0.09 per share for all classes of common stock. This quarterly cash dividend, which amounted to $6.3 million, was paid on March 23, 2005 to stockholders of record on March 4, 2005. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

        We believe we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis. We currently believe that existing cash balances together with future cash flows from operations will be adequate to fund our cash needs. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. Within the past year, however, fixed costs associated with our retail store expansion in China and our manufacture of Scanners have increased our capital needs from our historical business model. In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations. Additionally, we would consider realigning our strategic plans including a reduction in capital spending, stock repurchases or dividend payments.

        In October 2004, the Japan, Yokohama customs authorities assessed us approximately $9.0 million, net of any recovery of consumption taxes, for duties on products imported into Japan from October 2002 through October 2003. The value and methodology we used for determining the amount of duties payable for this period is consistent with years prior to 2002 and has been previously reviewed on several occasions by the audit division of the Japan customs authorities, and reviewed and approved by the Valuation Department of the Yokohama customs authority. Consequently, we believe the assessment is improper, and we have filed letters of protest with Yokohama customs. In order to file our letters of protest, we were required to remit the amount that was assessed. We have recorded this amount in “Other Assets” in our Consolidated Balance Sheets. As expected, Yokohama customs did not accept our letters of protest, and to follow proper administrative procedures we have filed an appeal with the Japan Ministry of Finance. To the extent necessary, we plan to continue to file protests and appeals within the appropriate governmental channels concerning this issue. We may also choose to use the judicial court system in Japan if necessary to bring this issue to a resolution.

        In addition, the Audit Division of Yokohama customs has recently completed an audit of the period from November 2003 through October 2004. Although we have not yet been informed of the results of this audit, we may be assessed for additional duties related to this period, which we anticipate would be a similar amount to the prior assessment. We would vigorously contest any such assessment.

Critical Accounting Policies

        The following critical accounting policies and estimates should be read in conjunction with our audited consolidated financial statements and related notes thereto, and our interim unaudited consolidated financial statements and related notes thereto. Management considers the most critical accounting policies to be the recognition of revenue, accounting for income taxes and accounting for intangible assets. In each of these areas, management makes estimates based on historical results, current trends and future projections.

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

        Income Taxes. We account for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of March 31, 2005, we had net deferred tax assets of $49.2 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

        Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are no longer amortized. Our intangible assets with definite lives are recorded at cost and are amortized over their respective estimated useful lives, and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We are required to make judgments regarding the useful life of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. The annual impairment tests have been completed as of December 31, 2004 and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

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

Distributor Information

        The following table provides information concerning the number of active and executive distributors as of the dates indicated. Active distributors are those distributors and preferred customers who were resident in the countries in which we operated and purchased products for resale or personal consumption directly from us during the three months ended as of the date indicated. Executive distributors are active distributors who have achieved required monthly personal and group sales volumes as well as employed full-time sales representatives in China who have completed a qualification process and receive a salary, labor benefits and bonuses based on their personal sales efforts.

	As of March 31, 2005		As of March 31, 2004
Region:	Active	Executive	Active	Executive

North Asia	337,000	16,444	307,000	16,355
Greater China	205,000	9,150	205,000	7,117
North America	134,000	3,252	119,000	2,920
South Asia/Pacific	72,000	2,098	67,000	2,038
Other Markets	49,000	1,489	34,000	1,109
Total	797,000	32,433	732,000	29,539

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of March 31, 2005, we had $54.1 million of these contracts with expiration dates through March 2006. All of these contracts were denominated in Japanese yen. For the three-month period ended March 31, 2005, we recorded pre-tax losses of $0.3 million in operating income, all of which were offset against our revenue in Japan, and losses of $0.4 million, net of tax, in accumulated other comprehensive loss related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at March 31, 2005, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that the introduction of Pharmanex in China will help continue to stimulate revenue growth there;

•	our belief that gross margins and selling expenses as a percentage of revenue will each be slightly lower during 2005;

•	our belief that we have sufficient liquidity to meet our obligations on both a short- and long-term basis and that existing cash and cash flow from operations will be adequate to fund cash needs;

•	the expectation that we will spend approximately $40.0 million for capital expenditures during 2005;

•	the anticipation that our board of directors will continue to declare quarterly cash dividends and that cash flows from operations will be sufficient to pay future dividends;

•	our expectations regarding the impact of the continued global roll-out of the Scanner on selling expenses throughout 2005; and

•	our plans to continue protesting and appealing assessments by the Yokohama customs authority for duties on products imported into Japan.

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

(a)

Our expansion of operations in China is subject to risks and uncertainties. We continue to be subject to significant regulatory scrutiny and have experienced challenges including interruption of sales activities at certain stores and minor fines being paid in several cases. Because of restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. We have, at times, received guidance from local regulators on conducting our operations including limiting the size of our training meetings, controlling the activities of our sales employees, controlling the distribution of product outside of our stores, keeping the number of sales employees at reasonable levels and limiting the involvement of our overseas distributors. While we continuously update our operating model to address this guidance, we believe we could experience similar challenges in the future as we expand operations in China and continue to work with regulators to help them understand our business model. Our operations in China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, as our number of sales representatives grows we could face increasing risks that improper actions by these local sales employees, or any overseas distributors, in violation of local laws or our policies could result in regulatory investigations and penalties that could harm our business.

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

(c)

As with any new technology, we have experienced technical issues in developing and manufacturing the Scanner. In addition, in March 2003 the FDA in the United States questioned its status as a non-medical device and we subsequently filed an application with the FDA to have the Scanner classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the Scanner is a medical device including the claims that we or our distributors make about it. We are facing similar uncertainties and regulatory issues in other markets with respect to the status of the Scanner as a non-medical device and the claims that can be made in using it. A determination in any of these markets that the Scanner is a medical device or that distributors are using it to make medical claims could negatively impact our plans for the use of the Scanner in such market. If the launch or use of this tool is delayed or otherwise inhibited by regulatory issues or actions, or if we are unable to deliver Scanners that perform to a standard expected by our distributors, or if we are unable to make a sufficient number of Scanners available to interested distributors at reasonable lease rates, this could dampen distributor enthusiasm and harm our business. In addition, if distributors make claims regarding the Scanner outside of claims approved by us, or use it in a manner not authorized by us, this could result in regulatory actions against our business.

(d)

Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	weakening of foreign currencies, particularly the Japanese yen; or

•	political unrest or uncertainty;

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

(f)

Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. For example, the introduction of the Scanner, changes in compensation incentives and focus on automatic delivery programs have helped generate growth throughout our markets, most recently in Japan. There can be no assurance that such initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives tied to the Scanners in markets like the United States where the Scanner was introduced more than two years ago will be successful in maintaining distributor activity and productivity.

(g)

Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. For example, we were recently assessed by the Japan customs authorities for additional duties on products imported into Japan, and we are currently contesting this assessment. Audits are also often focused on whether or not certain expenses are deductible for tax purposes in a given country. Currently, audits are underway with respect to this issue in a number of our markets, including Taiwan. To the extent we are unable to successfully defend ourselves against such audits and reviews, we may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact our gross margins and operating results.

(h)

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls.

        During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

        As reported in our most recent Annual Report on Form 10-K, in 2004 a complaint and motion for preliminary injunction were filed against us by Caroderm, Inc. (“Caroderm”), a separate licensee of the technology used in the Scanner, alleging that we are in violation of certain terms of our license. After a five-day bench trial held the week of April 25, 2005, the court denied Caroderm’s claim for injunctive relief.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

        On February 7, 2005, we issued 112,500 shares of Class A common stock to an individual as a contingent payment installment required pursuant to a previous agreement for the acquisition of technology rights. We issued the shares in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

Share Repurchases

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 -31, 2005	642		$ 20.38	—	$ 27.1
February 1 - 28, 2005	75,000		$ 22.49	75,000	$ 25.4
March 1 - 31, 2005	153,490		$ 21.88	153,200	$ 22.1
Total	229,132	(2)		228,200

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock in open market transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $110.0 million is currently authorized. As of March 31, 2005, we had repurchased approximately $87.9 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)

We have authorized the repurchase of shares acquired by our employees in certain Asian markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 642 shares for January and 290 shares for March relate to repurchases from such employees at an average per share price of $20.38 and $24.31, respectively.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.                  OTHER INFORMATION

        None.

ITEM 6.                  EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Nu Skin Enterprises, Inc. Series C Senior Notes Nos. C-1 and C-2 dated February 7, 2005 (incorporated by reference to Exhibit No. 99.2 to the Company's Current Report on Form 8-K filed February 8, 2005).

10.2	Nu Skin Enterprises, Inc. 2005 Executive Incentive Plan (incorporated by reference to Exhibit No. 99.1 to the Company's Current Report on Form 8-K filed February 9, 2005).

10.3	Amendment to Letter of Understanding with Corey Lindley as of March 25, 2005.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2005

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Nu Skin Enterprises, Inc. Series C Senior Notes Nos. C-1 and C-2 dated February 7, 2005 (incorporated by reference to Exhibit No. 99.2 to the Company's Current Report on Form 8-K filed February 8, 2005).

10.2	Nu Skin Enterprises, Inc. 2005 Executive Incentive Plan (incorporated by reference to Exhibit No. 99.1 to the Company's Current Report on Form 8-K filed February 9, 2005).

10.3	Amendment to Letter of Understanding with Corey Lindley as of March 25, 2005.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.