Form 10-Q
period 2005-06-30
NU SKIN ENTERPRISES INC
filed 2005-08-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 011-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)
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
Yes    ☒        No    ☐

         As of July 29, 2005, 70,079,825 shares of the registrant’s Class A common stock, $.001 par value per share were outstanding.

NU SKIN ENTERPRISES, INC.

2005 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of
Nu Skin Enterprises, Inc. or its subsidiaries.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2005	December 31, 2004

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 151,637	$ 109,865
Current investments	10,605	10,230
Accounts receivable	17,295	16,057
Inventories, net	95,486	87,474
Prepaid expenses and other	33,700	44,723
	308,723	268,349

Property and equipment, net	81,830	76,511
Goodwill	112,446	112,446
Other intangible assets, net	94,229	79,005
Other assets	72,464	73,426
Total assets	$ 669,692	$ 609,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 19,083	$ 25,182
Accrued expenses	114,777	107,226
Current portion of long-term debt	27,502	18,540
	161,362	150,948

Long-term debt	140,643	132,701
Other liabilities	30,612	29,855
Total liabilities	332,617	313,504

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	171,221	165,177
Treasury stock, at cost 20.5 million and 20.9 million shares	(275,795)	(273,721)
Accumulated other comprehensive loss	(63,049)	(71,606)
Retained earnings	505,838	477,912
Deferred compensation	(1,231)	(1,620)
	337,075	296,233
Total liabilities and stockholders' equity	$ 669,692	$ 609,737

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$ 310,057	$ 284,241	$ 599,408	$ 548,229
Cost of sales	53,919	47,506	103,583	91,429

Gross profit	256,138	236,735	495,825	456,800

Operating expenses:
Selling expenses	129,192	121,398	252,935	233,980
General and administrative expenses	89,910	80,382	177,093	164,016

Total operating expenses	219,102	201,780	430,028	397,996

Operating income	37,036	34,955	65,797	58,804
Other income (expense), net	(1,173)	(2,702)	(1,828)	(3,567)

Income before provision for income taxes	35,863	32,253	63,969	55,237
Provision for income taxes	13,054	11,934	23,453	20,438

Net income	$ 22,809	$ 20,319	$ 40,516	$ 34,799

Net income per share (Note 3):
Basic	$ .33	$ .28	$ .58	$ .49
Diluted	$ .32	$ .28	$ .57	$ .47

Weighted-average common shares outstanding:
Basic	69,955	71,570	69,849	71,348
Diluted	71,452	73,747	71,389	73,396

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 40,516	$ 34,799
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	15,041	13,721
Amortization of deferred compensation	389	389
Changes in operating assets and liabilities:
Accounts receivable	(1,238)	(1,000)
Inventories, net	(8,012)	(4,435)
Prepaid expenses and other	15,744	10,494
Other assets	184	1,176
Accounts payable	(6,099)	(3,249)
Accrued expenses	8,250	8,799
Other liabilities	1,290	670

Net cash provided by operating activities	66,065	61,364

Cash flows from investing activities:
Purchases of property and equipment	(17,415)	(13,859)
Proceeds on investment sales	72,165	25,070
Purchases of investments	(72,540)	(46,570)
Purchase of long-term asset	(3,985)	—

Net cash used in investing activities	(21,775)	(35,359)

Cash flows from financing activities:
Exercises of distributor and employee stock options	4,080	9,304
Proceeds from long-term debt	30,000	—
Payments of cash dividends	(12,590)	(11,489)
Payments on debt financing	(5,000)	—
Repurchases of shares of common stock	(11,511)	—

Net cash provided by (used in) financing activities	4,979	(2,185)

Effect of exchange rate changes on cash	(7,497)	1,886

Net increase in cash and cash equivalents	41,772	25,706

Cash and cash equivalents, beginning of period	109,865	122,568

Cash and cash equivalents, end of period	$ 151,637	$ 148,274

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2005, and for the three- and six-month periods ended June 30, 2005 and 2004. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which requires the expensing of employee options beginning the first fiscal year that begins after June 15, 2005. Consequently, the Company will begin expensing employee options during its first quarter of 2006 and is currently evaluating the effect of this accounting standard on its financial statements. Until that time, the Company will continue to account for its stock-based compensation granted to employees according to the provisions of APB Opinion No. 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$ 22,809	$ 20,319	$ 40,516	$ 34,799
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,824)	(1,347)	(3,552)	(2,697)

Pro forma net income	$ 20,985	$ 18,972	$ 36,964	$ 32,102

Earnings per share:
Basic - as reported	$ 0.33	$ 0.28	$ 0.58	$ 0.49
Basic - pro forma	$ 0.30	$ 0.27	$ 0.53	$ 0.45

Diluted - as reported	$ 0.32	$ 0.28	$ 0.57	$ 0.47
Diluted - pro forma	$ 0.29	$ 0.26	$ 0.52	$ 0.44

3.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three- and six-month periods ended June 30, 2005, other stock options totaling 0.8 million and 0.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three- and six-month periods ended June 30, 2004, no options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Earnings per share in 2005 were positively impacted by the repurchase of 3.1 million shares of the Company’s Class A common stock, which occurred in July 2004.

4.	DIVIDENDS PER SHARE

In May 2005, the board of directors declared a quarterly cash dividend of $0.09 per share for all classes of common stock. This quarterly cash dividend of approximately $6.3 million was paid on June 22, 2005, to stockholders of record on June 1, 2005. In July 2005, the board of directors declared a quarterly cash dividend of $0.09 per share for all classes of common stock to be paid in September 2005.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2005 and December 31, 2004, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $28.0 million and $82.0 million, respectively, to hedge foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of June 30, 2005 and December 31, 2004, $0.9 million of net unrealized gains and $3.2 million of net unrealized losses, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

at June 30, 2005 have maturities through June 2006 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The Company recognized pre-tax losses on foreign currency cash flow hedges of $0.2 million and $0.4 million for the three- and six-month periods ended June 30, 2005, respectively, and recognized losses of $1.6 million and $4.3 million for the three- and six-month periods ended June 30, 2004, respectively, which were recorded primarily as an offset to revenue in Japan.

6.	REPURCHASES OF COMMON STOCK

During the three- and six-month periods ended June 30, 2005, the Company repurchased approximately 286,000 and 514,000 shares of Class A common stock under its open market repurchase plan for approximately $6.5 million and $11.5 million, respectively. During the three- and six-month periods ended June 30, 2004, the Company did not repurchase any shares of its Class A common stock under its open market repurchase plan.

7.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$ 22,809	$ 20,319	$ 40,516	$ 34,799

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(325)	67	4,413	(749)
Net unrealized gains on foreign currency	1,210	1,536	3,890	7
Less: Reclassification adjustment for realized losses in current earnings	105	1,016	254	2,718

Comprehensive income	$ 23,799	$ 22,938	$ 49,073	$ 36,775

8.	SEGMENT INFORMATION

The Company operates in a single reportable operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China the Company utilizes an employed sales force to sell its products through fixed retail locations. Selling expenses are the Company’s largest expense, comprised of the worldwide commissions and remuneration to Mainland China sales employees paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, North America, South Asia/Pacific and Other Markets.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

        Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2005	2004	2005	2004
North Asia	$ 171,181	$ 159,545	$ 332,010	$ 309,600
Greater China	64,077	59,167	123,204	106,742
North America	39,247	36,046	75,239	73,608
South Asia/Pacific	21,657	20,410	42,292	40,087
Other Markets	13,895	9,073	26,663	18,192
Totals	$ 310,057	$ 284,241	$ 599,408	$ 548,229

        Revenue generated by each of the Company’s three product lines is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2005	2004	2005	2004
Nu Skin	$ 127,875	$ 142,855	$ 246,221	$ 275,218
Pharmanex	175,619	135,655	341,118	261,593
Big Planet	6,563	5,731	12,069	11,418
Totals	$ 310,057	$ 284,241	$ 599,408	$ 548,229

        Additional information as to the Company’s operations in its most significant geographic areas is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2005	2004	2005	2004
Japan	$ 148,533	$ 143,405	$ 289,764	$ 277,709
United States	36,812	33,458	70,493	68,584
Mainland China	28,959	29,541	55,579	52,337

Long-lived assets:	June 30, 2005	December 31, 2004
Japan	$ 16,612	$ 9,390
United States	32,524	39,548
Mainland China	12,247	12,089

9.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of June 30, 2005, the Company has net deferred tax assets

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

$32.4 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction.

10.	COMMITMENTS AND CONTINGENCIES

In 1999, the Company implemented a duty valuation methodology with respect to the importation of certain products into Japan. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it has been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with recent audits, the Yokohama customs authorities have assessed the Company additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. The Company has also disputed the amount of duties it was required to pay on these products since November of 2004. The total amount assessed or in dispute is approximately $25.0 million, net of any recovery of consumption taxes. Effective July 1, 2005, the Company implemented some modifications to its business structure in Japan that it believes will eliminate any further customs valuation disputes with respect to future product imports in Japan.

Because the valuation methodology the Company used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, the Company believes the assessments are improper and has filed letters of protest with Yokohama customs with respect to most of this amount, and intends to file letters of protest with respect to the remaining amount. As expected, Yokohama customs has not accepted the Company’s letters of protest to date, and to follow proper administrative procedures the Company has filed appeals with the Japan Ministry of Finance. To the extent necessary, the Company plans to continue to file protests and appeals within the appropriate governmental channels concerning this issue. The Company may also choose to use the judicial court system in Japan if necessary to bring this issue to a resolution. In order to file its letters of protest, the Company was required to pay the $25.0 million assessment, approximately $16.0 million of which it had paid as of June 30, 2005. The Company recorded the $16.0 million payment in “Other Assets” in its Consolidated Balance Sheet. To the extent that the Company is unsuccessful in recovering these amounts it has been assessed, the Company will be required to take a corresponding charge to its earnings.

11.	PURCHASE OF LONG-TERM ASSET

In March 2002, the Company acquired the exclusive rights to a new laser technology related to measuring the level of certain antioxidants. The acquisition consisted of cash payments of $4.8 million (including acquisition costs) and the issuance of 106,667 shares of the Company’s Class A common stock valued at $0.9 million. In addition, the acquisition included contingent payments up to $8.5 million of cash and up to 1.2 million shares of the Company’s Class A common stock if certain development and revenue targets are met. In 2004, some of these specific development and revenue targets were met resulting in contingent payments of approximately $5.1 million of cash and 525,000 shares of the Company’s Class A common stock valued at $13.0 million. During the first half of the year ended June 30, 2005, all of the remaining specific development and revenue targets were met. As a result, the Company made the final contingent payments of approximately $3.4 million of cash; and 675,000 shares of the Company’s Class A common stock valued at approximately $15.2 million. The total payments of $8.5 million of cash and the value of the 1.2 million shares of stock have been added to the carrying value of other finite lived intangible assets.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.	LONG-TERM DEBT

On February 7, 2005, the Company issued a series of Japanese yen-denominated senior promissory notes (the “Notes”) to affiliates of Prudential Investment Management, Inc. (“Prudential”). The Notes were issued pursuant to its $125.0 million Private Shelf agreement entered into between the Company and Prudential on August 26, 2003 (the “Shelf Agreement”).

The aggregate principal amount of the Notes is 3.1 billion Japanese yen, or approximately $30.0 million as of February 7, 2005, bearing a 1.7% interest rate per annum, with interest payable semi-annually. The interest payments on the Notes began April 30, 2005. The final maturity date of the Notes is April 30, 2014 and principal payments are required annually beginning on April 30, 2008 in equal installments of 445.7 million Japanese yen. The Notes are also governed by the terms of the Shelf Agreement and amendments thereto, which contain certain representations, warranties and covenants by the Company, as well as customary conditions upon which the obligations under the Notes may be accelerated and become due and payable immediately, or become subject to additional obligations. The proceeds from the Notes may be used for working capital, capital expenditures and other purposes, including repurchases of the Company’s outstanding shares of Class A common stock.

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

Overview

        Our revenue for the three-month and six-month periods ended June 30, 2005 increased 9% to $310.1 million and $548.2 million, respectively, compared to the same periods in 2004. Excluding the impact of changes in foreign currency exchange rates, we would have experienced a revenue increase of 6% and 7%, respectively, for the three-month and six-month periods ended June 30, 2005 compared to the same periods in the prior year. We experienced year-over-year growth in most of our markets primarily as a result of a 29% increase in Pharmanex revenue. The continued global roll-out of the Pharmanex® BioPhotonic Scanner (hereinafter, the “Scanner”) in Japan and other markets and our continued focus on product subscription programs, which accounted for 42% of our revenue in the second quarter of 2005 compared to 27% in the second quarter of 2004, contributed to the growth in our nutrition business. New product introductions also positively impacted revenue during the quarter, particularly in the United States. Earnings per share increased 14% for the second quarter of 2005 compared to the prior-year period.

        Revenue

                North Asia. The following table sets forth revenue for the three-month and six-month periods ended June 30, 2005 and 2004 for the North Asia region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Japan	$ 148.5	$ 143.4	4%	$ 289.8	$ 277.7	4%
South Korea	22.7	16.1	41%	42.2	31.9	32%
North Asia total	$ 171.2	$ 159.5	7%	$ 332.0	$ 309.6	7%

                Our growth in this region was a result of continued growth in both Japan and South Korea, as well as favorable foreign currency fluctuations. Excluding the impact of changes in foreign currency exchange rates, revenue in North Asia increased 4% in the second quarter of 2005 compared to the same period in 2004. Revenue in Japan increased 1% on a local currency basis in the second quarter of 2005 compared to the same period in 2004. Revenue growth in Japan was driven by our Pharmanex division as we further expanded the Scanner program in that market. The Scanner program and incentives focused on product subscription programs over the last several quarters contributed to a strong increase in subscription orders in Japan in the second quarter of 2005 compared to the same period in 2004. These initiatives have also contributed to an increase in active distributors in this market. Although the number of executive distributors in Japan declined 1% compared to the prior year, the number of distributors applying to become executive distributors increased as a result of the initiatives described above.

                Local currency revenue in South Korea increased 22% in the second quarter of 2005 compared to the same period in 2004. The growth in revenue in South Korea was due to growth in executive leadership and active distributors as well as the launch of the Scanner program. These factors helped contribute to positive results in this market where we continue to face challenging economic conditions.

                Greater China. The following table sets forth revenue for the three-month and six-month periods ended June 30, 2005 and 2004 for the Greater China region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Mainland China	$ 29.0	$ 29.5	(2%)	$ 55.6	$ 52.3	6%
Taiwan	24.4	20.4	20%	46.6	37.4	25%
Hong Kong	10.7	9.3	15%	21.0	17.0	24%
Greater China total	$ 64.1	$ 59.2	8%	$ 123.2	$ 106.7	15%

                Our revenue in Greater China increased primarily as a result of the strong growth in Taiwan and Hong Kong. The growth was a result of:

•	continued distributor enthusiasm for business prospects in China;

•	distributor leadership growth, which was driven by successful incentives designed to promote our product subscription program;

•	the Scanner, which has been particularly successful in Taiwan in helping drive revenue; and

•	favorable currency fluctuations, which impacted revenue in Taiwan by 6%.

The number of active distributors increased 11% and 13%, respectively, in Taiwan and Hong Kong compared to the prior-year period, and executive distributors increased 13% and 19%, respectively. On a sequential basis, active and executive distributors were down slightly from the first quarter. We expect revenue in Hong Kong to be down on a year-over-year basis the next two quarters as revenue last year during this period included sales of Pharmanex products to sales representatives from China, particularly those attending the sales convention in Hong Kong, prior to the launch of those products in China.

                Although our revenue in China was down 2% year-over-year in the second quarter, it was up 9% sequentially as a result of the positive impact of the introduction of Pharmanex products in China and an emphasis on product subscription programs, which have helped to improve customer retention rates. We introduced three Pharmanex products into the majority of our stores in this market during the first half of 2005. The year-over-year decrease in the second quarter in China resulted from the fact that the second quarter of 2004 was our largest revenue quarter that year. We experienced a revenue decline from the second to the third quarter of 2004 as we focused more on educating our sales representatives about our sales policies and enforcing these sales policies.

                We continue to anticipate the adoption of new direct selling regulations in China in the near future and have taken several steps to prepare for the transition to direct selling in this market. Some of these steps include conducting extensive training of our sales representatives and modifying our remuneration plan. While we believe these modifications will help us take advantage of the anticipated direct selling regulations, our sales representatives will require time to understand the impact of the new remuneration plan and adjust their sales activities accordingly. We anticipate this transition will distract our sales representatives during the third quarter as they adjust to the changes, likely causing a negative impact on revenue in the near term.

                Currencies in China and Hong Kong are generally pegged to the U.S. dollar, minimizing the impact of foreign currency fluctuations. China has recently announced that it will allow the yuan to float against the U.S. dollar and other major foreign currencies to a small degree. To date, this change has resulted in a 2% appreciation in the value of the yuan, which had been pegged at about 8.28 yuan to the U.S. dollar for the past decade, but is now pegged at about 8.10 yuan to the U.S. dollar. Further strengthening of the yuan against the U.S. dollar would positively impact our reported revenue.

                North America. The following table sets forth revenue for the three-month and six-month periods ended June 30, 2005 and 2004 for the North America region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
United States	$ 36.8	$ 33.4	10%	$ 70.5	$ 68.6	3%
Canada	2.4	2.6	(8%)	4.7	5.0	(6%)
North America total	$ 39.2	$ 36.0	9%	$ 75.2	$ 73.6	2%

                Our revenue in the United States increased 10% in the second quarter of 2005 compared to the prior-year period. Revenue growth in this market was driven by:

•	the introduction of new Pharmanex and Big Planet products, including g3, a nutrient-dense fruit drink, and Photomax™, an online digital imaging service; and

•	the continued positive impact of the Scanner and product subscription programs.

These initiatives helped boost distributor enthusiasm, resulting in growth of 14% and 10% in the number of executive distributors and active distributors in the United States, respectively, in the second quarter of 2005 compared to the same period in 2004.

                South Asia/Pacific. The following table sets forth revenue for the three-month and six-month periods ended June 30, 2005 and 2004 for the South Asia/Pacific region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Singapore/Malaysia/Brunei	$ 11.0	$ 9.9	11%	$ 21.8	$ 18.8	16%
Thailand	6.2	6.5	(5%)	12.1	13.3	(9%)
Australia/New Zealand	3.5	3.2	9%	6.7	6.5	3%
Philippines	1.0	0.8	25%	1.7	1.5	13%
South Asia/Pacific total	$ 21.7	$ 20.4	6%	$ 42.3	$ 40.1	5%

                Excluding the impact of changes in foreign currency exchange rates, revenue in South Asia/Pacific increased 3% during the three-month period ended June 30, 2005 compared to the same period in 2004. Growth in Pharmanex revenue, particularly in Singapore/Malaysia/Brunei, contributed to this local currency growth as we continued our focus on the Scanner and our product subscription program. Although revenue growth in the region was partially offset by a revenue decline in Thailand, the recent softening trend in our business in that market was significantly stemmed during the second quarter. In addition, we commenced operations in Indonesia in the beginning of August, which we expect will meaningfully contribute to revenue growth in this region going forward. In anticipation of this new market opening, some of our distributor leaders outside of Indonesia, particularly in Thailand, Singapore and Malaysia, have been directing their focus towards this opportunity and away from their home markets. As a result, we expect to experience some softness in these markets during the third quarter, which should be more than offset by new revenue generated in Indonesia.

                Other Markets. The following table sets forth revenue for the three-month and six-month periods ended June 30, 2005 and 2004 for our Other Markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Europe	$ 11.9	$ 8.3	43%	$ 23.0	$ 16.8	37%
Latin America	2.0	0.8	150%	3.7	1.4	164%
Other Markets total	$ 13.9	$ 9.1	53%	$ 26.7	$ 18.2	47%

                Revenue growth in Europe resulted from continued success with the Scanner and our product subscription program, as well as compensation plan enhancements. Europe is also benefiting from success in Hungary, which opened for business in February of 2005. These initiatives have significantly strengthened distributor sponsorship, leadership and retention. Strong growth in Latin America continued during the second quarter, particularly in Mexico where executive and active distributor counts grew dramatically. We expect this increase in distributor counts to contribute to further growth going forward.

        Gross profit

        Gross profit as a percentage of revenue decreased to 82.6% and 82.7% for the three-month and six-month periods ended June 30, 2005, respectively from 83.3% for both of the same periods in 2004. As expected, lower gross margins resulted from our continued global roll-out of Scanners. Scanners are leased to distributors on essentially a break-even basis, the costs of which are amortized in cost of sales. We anticipate these factors will continue to have an impact on our gross margins through the remainder of 2005, resulting in slightly lower gross margins.

        Selling expenses

        Selling expenses as a percentage of revenue decreased to 41.7% and 42.2% for the three-month and six-month periods ended June 30, 2005, respectively from 42.7% for both of the same periods in 2004. This decrease is attributable primarily to the following:

•	the continued global roll-out of the Scanner program, as no commissions are paid on Scanner lease revenue; and

•	improvements in sales employee retention rates in China, which has reduced turnover and therefore reduced unemployment and other labor-related expenses associated with our employed sales force in China.

        General and administrative expenses

        General and administrative expenses as a percentage of revenue increased for the three-month period ended June 30, 2005 to 29.0% from 28.3% for the same period in 2004, and decreased for the six-month period ended June 30, 2005 to 29.5%, from 29.9% for the same period in 2004. In U.S. dollars, general and administrative expenses increased to $90.0 million and $177.1 million for the three-month and six-month periods ended June 30, 2005, from $80.4 million and $164.0 million for the same periods in 2004. General and administrative expenses for the second quarter of 2005 were impacted by the incremental costs associated with our investment in various growth initiatives, including new market openings, globalization of the Scanner program, and further development of China, Latin America and Europe.

        Other income (expense), net

        Other income (expense), net was approximately $1.2 million and $1.8 million of expense for the three-month and six-month periods ended June 30, 2005, compared to the prior-year periods of $2.7 million and $3.6 million of expense, respectively. Fluctuations in other income (expense), net are impacted by interest expense and foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes. The three-month and six-month periods ended June 30, 2005 included interest expense of $1.7 million and $3.2 million, compared to interest expense of $1.5 million and $3.0 million for the same prior-year periods, respectively, and we anticipate incurring approximately $1.5 million of interest expense during each of the remaining quarters of 2005.

        Provision for income taxes

        Provision for income taxes increased to $13.1 million and $23.5 million for the three-month and six-month periods ended June 30, 2005, compared to $11.9 million and $20.4 million for the same periods in 2004. The effective tax rate was 36.4% and 36.7% of pre-tax income during the three-month and six-month periods ended June 30, 2005, compared to the rate of 37.0% in the same prior-year periods, respectively.

        Net income

        As a result of the foregoing factors, net income increased to $22.8 million and $40.5 million for the three-month and six-month periods ended June 30, 2005, compared to $20.3 million and $34.8 million for the same periods in 2004.

Liquidity and Capital Resources

        Historically, our principal uses of cash has included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases and dividends, and the development of operations in new markets. We have generally relied on cash flow from operations to fund operating activities, and we have at times incurred long-term debt in order to fund strategic transactions and stock repurchases.

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $66.1 million in cash from operations during the six-month period ended June 30, 2005, compared to $61.4 million during the six months ended June 30, 2004. This increase in cash generated from operations is primarily related to increased net income in the first half of 2005 compared to the prior-year period.

        As of June 30, 2005, working capital was $147.4 million, compared to $117.4 million as of December 31, 2004. Cash and cash equivalents at June 30, 2005 and December 31, 2004 were $151.6 million and $109.9 million, respectively. This increase in cash balances and working capital was primarily due to the increase in cash flows from operations and the proceeds of $30.0 million in long-term debt in the first half of 2005.

        We anticipate capital expenditures of approximately $40.0 million for 2005, of which we incurred $17.4 million in the first half of 2005. These capital expenditures are primarily related to:

•	purchases of Scanners;

•	purchases of computer systems and software; and

•	the build-out of manufacturing and additional retail stores in China, as well as other leasehold improvements in our various markets.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of June 30, 2005:

Facility or Arrangement(1)	Original Principal Amount	Balance as of June 30, 2005(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	8.3 billion yen ($75.0 million as of June 30, 2005)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $125.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$50.0 million	4.5%	Notes due April 2010 with annual principal payments beginning April 2006.

	$25.0 million	$15.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

Japanese yen denominated:	$3.1 billion yen	3.1 billion yen ($28.1 million as of June 30, 2005)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

2004 $25.0 million revolving credit facility	N/A	N/A	N/A	N/A

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% to 100% of the outstanding stock of our material foreign subsidiaries.

(2)

The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $12.5 million of the balance on our 2000 Japanese yen denominated notes and $15.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. During the first half of 2005, we repurchased approximately 514,000 shares of Class A common stock under this program for an aggregate amount of approximately $11.5 million. As of June 30, 2005, approximately $15.6 million was available under the stock repurchase program for repurchases.

        In January and May 2005, our board of directors declared quarterly cash dividends of $0.09 per share for all shares of Class A common stock. These quarterly cash dividends of $6.3 million each were paid on March 23, 2005 and June 22, 2005, to stockholders of record on March 4, 2005, and June 1, 2005, respectively. In July 2005, the board of directors declared a quarterly cash dividend of $0.09 per share for all shares of Class A common stock to be paid in September 2005. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

        We believe we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis. We currently believe that existing cash balances, future cash flows from operations and existing lines of credit will be adequate to fund our cash needs on both a short- and long-term basis. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations. Additionally, we would consider realigning our strategic plans, including a reduction in capital spending, stock repurchases or dividend payments.

        In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it has been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with recent audits, the Yokohama customs authorities have assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. We have also disputed the amount of duties we were required to pay on these products since November of 2004. The total amount assessed or in dispute is approximately $25 million, net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan that we believe will eliminate any further customs valuation disputes with respect to future product imports in Japan.

        Because the valuation methodology we used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, we believe the assessments are improper and have filed letters of protest with Yokohama customs with respect to most of this amount, and intend to file letters of protest with respect to the remaining amount. As expected, Yokohama customs has not accepted our letters of protest to date, and to follow proper administrative procedures we have filed appeals with the Japan Ministry of Finance. To the extent necessary, we plan to continue to file protests and appeals within the appropriate governmental channels concerning this issue. We may also choose to use the judicial court system in Japan if necessary to bring this issue to a resolution. In order to file our letters of protest, we were required to pay the $25 million assessment, approximately $16 million of which we had paid as of June 30, 2005. We recorded the $16 million payment in “Other Assets” in our Consolidated Balance Sheet. To the extent that we are unsuccessful in recovering these amounts we have been assessed, we will be required to take a corresponding charge to our earnings.

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

        Revenue. We recognize revenue when products are shipped, which is when title and risk of loss pass to our independent distributors. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5% of gross sales. A reserve for product returns is accrued based on historical experience. We classify selling discounts as a reduction of revenue. Our selling expenses are computed pursuant to our global compensation plan for our distributors and is focused on remunerating distributors based upon the selling efforts of the distributors and their downlines, and not their personal purchases.

        Income Taxes. We account for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of June 30, 2005, we had net deferred tax assets of $32.4 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

        Our foreign taxes paid are high relative to foreign operating income and our U.S. taxes paid are low relative to U.S. operating income due largely to the flow of funds among our subsidiaries around the world. As payments for services, management fees, license arrangements and royalties are made from our foreign affiliates to our U.S. corporate headquarters, these payments often incur withholding and other forms of tax that are generally creditable for U.S. tax purposes. Therefore, these payments lead to increased foreign effective tax rates and lower U.S. effective tax rates. Variations (or shifts) occur in our foreign and U.S. effective tax rates from year to year depending on several factors, including the impact of global transfer prices and the timing and level of remittances from foreign affiliates.

        We are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies,” and believe we have appropriately provided for income taxes for all years. Several factors drive the calculation of our tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to our reserves, which would impact our reported financial results.

        Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are no longer amortized. Our intangible assets with definite lives are recorded at cost and amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For example, with the recent completion of the earnout payments in connection with the acquisition of Scanner-related technology, we have recorded an intangible asset of approximately $42.0 million, which we are amortizing over the life of the patent related to the technology. We are required to make judgments regarding the useful life of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. No impairment charges were recognized during the three-month and six-month periods ended June 30, 2005 or 2004. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

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

	As of June 30, 2005		As of June 30, 2004
Region:	Active	Executive	Active	Executive
North Asia	351,000	16,052	318,000	15,907
Greater China	245,000	9,059	261,000	8,384
North America	138,000	3,546	126,000	3,157
South Asia/Pacific	75,000	2,064	69,000	2,040
Other Markets	55,000	1,615	34,000	1,085
Total	864,000	32,336	808,000	30,573

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized primarily outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. The Chinese government is beginning to allow the yuan to float more freely against the U.S. dollar and other major currencies. A strengthening of the yuan would benefit our reported revenue and profits and a weakening of the yuan would negatively impact reported revenue and profits. In addition, in recent months we have seen a weakening of the Japanese yen against the U.S. dollar. Any further weakening of the yen would negatively impact reported revenue and profits. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.

        We seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our

Japanese yen-denominated debt. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of June 30, 2005, we had $28.0 million of these contracts with expiration dates through June 2006. All of these contracts were denominated in Japanese yen. For the three-month and six-month periods ended June 30, 2005, we recorded pre-tax losses of $0.2 million and $0.4 million in operating income, all of which were offset against our revenue in Japan, and gains of $0.9 million as of June 30, 2005, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at June 30, 2005, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that recent modifications to our remuneration plan in China will help us take advantage of the anticipated direct selling regulations;

•	our expectation that our new business operations in Indonesia will meaningfully contribute to revenue growth in the South/Asia Pacific region going forward;

•	our expectation that we will spend approximately $40 million for capital expenditures during 2005;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our plans to continue protesting and appealing assessments by the Yokohama customs authority for duties on products imported into Japan; and

•	our belief that recent modifications to our business structure in Japan should eliminate any further customs valuation disputes with respect to future product imports in Japan.

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

(a)

Our expansion of operations in China is subject to risks and uncertainties. Our operations there are subject to significant regulatory scrutiny and we have experienced challenges in the past, including interruption of sales activities at certain stores and minor fines being paid in some cases. Because of restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. Our operations in China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, as our number of sales representatives grows we could face increasing risks that improper actions by these local sales employees, or any overseas distributors, in violation of local laws or our policies could result in regulatory investigations and penalties that could harm our business.

(b)

Chinese regulators have indicated that they intend to publish new direct selling regulations shortly. There can be no assurance that these regulations will be adopted or, if adopted, that they will benefit us. While we anticipate we will be able to obtain a direct selling license under any new proposed regulations, there can be no assurance that we will be able to obtain such a license should we apply. There has been some uncertainty and confusion regarding the direction of the new regulations and the type of restrictions or requirements that may be imposed under such regulations. Although we currently do not operate a direct selling business in China, our future growth could be harmed if the regulations are not adopted or are unfavorable, if the adoption or implementation of new regulations are delayed further than anticipated or if we are unable to obtain a license for direct selling under these regulations. In the event the new regulations prevent us from offering a distributor compensation model comparable to what we offer in other markets, our business may be negatively impacted. In addition, if the Chinese government adopts new direct selling regulations, these regulations could negatively impact our current business model in China if they incorporate changes that impose restrictions on us, or if interpretations of existing laws change as a result of such new regulations which require us to make changes to our business model in ways that could harm our business in this market.

(c)

The transition of our operations in China to direct selling under the anticipated regulations is subject to risks and uncertainties. In anticipation of the adoption of the regulations, we have recently made some modifications to our remuneration plan in China that we believe will help us take advantage of the new regulations once adopted. Our sales representatives will require time to understand the impact of the new remuneration plan on their sales activities and adjust their sales and training activities to fit the new plan. Whenever significant changes are made to our remuneration plans, there are risks that such changes and transitions could negatively impact revenue more than we anticipate. If the changes to our plan are not understood or are viewed negatively by our sales representatives, or if they fail to successfully incorporate these changes into their sales models and take advantage of them, enthusiasm may be dampened and our business may lose momentum, which would harm our operating results. Similarly, if the changes allowed in our business model by the anticipated regulations fail to generate sufficient enthusiasm among sales representatives to drive growth, our business there may be harmed.

(d)

Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	renewed or sustained weakness of Asian economies or consumer confidence, such as difficult economic and political conditions in Korea;

•	weakening of foreign currencies, particularly the Japanese yen; or

•	political unrest or uncertainty;

(e)

Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. For example, the introduction of the Scanner, changes in compensation incentives and focus on automatic delivery programs have helped generate growth throughout our markets, most recently in Japan. There can be no assurance that such initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives tied to the Scanner in markets like the United States where the Scanner was introduced more than two years ago will be successful in maintaining distributor activity and productivity.

(f)

As we open the Indonesia market in August and as we prepare for the adoption of direct selling regulations in China, we anticipate that some distributor leaders in other markets will shift their focus away from their home markets and towards business prospects in these two markets. This shift of focus of distributor leaders can negatively impact distributor leadership and growth in these other markets and consequently negatively impact revenue. In addition, if Indonesia and China are not as successful as the distributor leaders from these other markets anticipate, this can also dampen distributor enthusiasm.

(g)

As with any new technology, we have experienced technical issues in developing and manufacturing the Scanner. In addition, in March 2003 the United States Food and Drug Administration (the “FDA”) questioned its status as a non-medical device and we subsequently filed an application with the FDA to have the Scanner classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the Scanner is a medical device, including the claims that we or our distributors make about it. We face similar regulatory issues in other markets with respect to the status of the Scanner as a non-medical device and the claims that can be made in using it. For example, during the second quarter of 2005 we faced a regulatory inquiry in Korea regarding distributor claims with respect to the Scanner. Although this matter was resolved in our favor, our revenue in that market going forward could be negatively impacted if we face similar issues in the future or if such inquiries weaken distributor enthusiasm surrounding the Scanner. A determination in any market that the Scanner is a medical device or that distributors are using it to make medical claims could negatively impact our ability to use the Scanner in such market. In addition, if distributors make claims regarding the Scanner outside of claims approved by us, or use it in a manner not authorized by us, this could result in regulatory actions against our business.

(h)

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

(i)

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

(j)

Production difficulties and quality control problems could harm our business. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls.

        During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        As reported in our most recent Quarterly Report on Form 10-Q, the court denied the claim for injunctive relief in the Caroderm, Inc. (“Caroderm”) litigation. The judge in that case entered a judgment in our favor, which Caroderm has appealed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

        We issued 150,000 shares of Class A common stock on April 11, 2005 and an additional 150,000 shares on May 19, 2005 to an individual as a contingent payment installment required pursuant to a previous agreement for the acquisition of technology rights dated March 6, 2002. We issued the shares in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

Share Repurchases

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 - 30, 2005	20,000		$ 22.01	20,000	$ 21.6
May 1 - 31, 2005	139,101		$ 21.83	136,000	$ 18.6
June 1 - 30, 2005	132,149		$ 23.42	130,000	$ 15.6
Total	291,250	(2)		286,000

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock in open market transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $110.0 million is currently authorized. As of June 30, 2005, we had repurchased approximately $94.4 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)

We have authorized the repurchase of shares acquired by our employees in certain Asian markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 3,101 shares for May and 2,149 shares for June relate to repurchases from such employees at an average per share price of $21.26 and $22.25, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on May 10, 2005. At the Annual Meeting of Stockholders Blake M. Roney, M. Truman Hunt, Sandra N. Tillotson, E.J. “Jake” Garn, Paula F. Hawkins, Daniel W. Campbell, Andrew D. Lipman, Jose Ferreira, Jr. and Dee Allen Andersen were elected to serve as our directors until the next annual meeting of stockholders or until their successors are duly elected.

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

Name of Director Nominee	Votes For	Votes Withheld

Blake M. Roney	48,376,178	13,427,784
M. Truman Hunt	48,867,344	12,936,618
Sandra N. Tillotson	47,183,328	14,620,634
E.J. "Jake" Garn	60,474,714	1,329,248
Paula F. Hawkins	60,474,386	1,329,576
Daniel W. Campbell	60,477,145	1,326,817
Andrew D. Lipman	45,333,941	16,470,021
Jose Ferreira, Jr	47,443,096	14,360,866
Dee Allen Andersen	60,531,541	1,272,421

        The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm, with 60,696,154 votes being cast for, 1,100,296 votes being cast against and 7,511 abstentions and broker non-votes.

ITEM 5.	OTHER INFORMATION

        On August 8, 2005, the Nominating and Corporate Governance Committee of our board of directors approved a new form of Indemnification Agreement (the “Indemnification Agreement”) to be entered into with our board members and certain of our executive officers in place of previous indemnification agreements. The Indemnification Agreement obligates us to indemnify and hold harmless the applicable directors and officers for certain liabilities incurred by them by reason of any such individual’s service as a director or officer. The Indemnification Agreement is attached as Exhibit 10.2 to this report and incorporated by reference in this Item 5.

         On July 21, 2005, the Compensation Committee of our board of directors approved a Senior Executive Benefits Policy (the "Benefits Policy"). The Benefits Policy outlines certain perks and fringe benefits that we currently provide to certain senior executive officers. The Benefits Policy states that it may be amended, modified, or terminated at any time by Nu Skin Enterprises. The Benefits Policy is attached as Exhibit 10.3 to this Report and incorporated by reference in this Item 5.

        We lease various corporate offices and other properties from Scrub Oak, LLC pursuant to a Master Lease Agreement dated January 16, 2003, as amended from time to time. Scrub Oak is owned by Blake Roney, our Chairman and CEO, Sandra Tillotson and Brooke Roney, Senior Vice Presidents, as well as other members of the Roney family. One of the properties is a condominium available for corporate entertainment and use by corporate executives, which we currently lease for approximately $2,800 per month. The initial term of our lease with respect to this property is set to expire June 30, 2006, however the lease automatically renews for two successive five year terms unless we provide notice of our intent to terminate no sooner than 365 days prior to the expiration of the lease. On June 28, 2005 we notified Scrub Oak that we will not renew the lease with respect to the condominium property described above.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Third Amendment to Private Shelf Agreement dated June 13, 2005 between Nu Skin Enterprises, Inc., Prudential Investment Management, Inc. and certain other lenders.

10.2	Form of Indemnification Agreement to be entered into between Nu Skin Enterprises, Inc. and certain of its officers and directors.

10.3	Nu Skin Enterprises, Inc. Senior Executive Benefits Policy.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2005

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Third Amendment to Private Shelf Agreement dated June 13, 2005 between Nu Skin Enterprises, Inc., Prudential Investment Management, Inc. and certain other lenders.

10.2	Form of Indemnification Agreement to be entered into between Nu Skin Enterprises, Inc. and certain of its officers and directors.

10.3	Nu Skin Enterprises, Inc. Senior Executive Benefits Policy.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.