Form 10-Q
period 2005-09-30
NU SKIN ENTERPRISES INC
filed 2005-11-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)
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
Yes    ☒        No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☒        No    ☐

As of October 31, 2005, 70,295,248 shares of the registrant’s Class A common stock, $.001 par value per share were outstanding.

NU SKIN ENTERPRISES, INC.

2005 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of
Nu Skin Enterprises, Inc. or its subsidiaries.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 152,814	$ 109,865
Current investments	—	10,230
Accounts receivable	16,605	16,057
Inventories, net	104,009	87,474
Prepaid expenses and other	38,406	44,723
	311,834	268,349

Property and equipment, net	81,951	76,511
Goodwill	112,446	112,446
Other intangible assets, net	92,561	79,005
Other assets	75,746	73,426
Total assets	$ 674,538	$ 609,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,555	$ 25,182
Accrued expenses	103,954	107,226
Current portion of long-term debt	27,215	18,540
	149,724	150,948

Long-term debt	138,559	132,701
Other liabilities	33,584	29,855
Total liabilities	321,867	313,504

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	182,209	165,177
Treasury stock, at cost 20.2 million and 20.9 million shares	(279,049)	(273,721)
Accumulated other comprehensive loss	(66,011)	(71,606)
Retained earnings	517,243	477,912
Deferred compensation	(1,812)	(1,620)
	352,671	296,233
Total liabilities and stockholders' equity	$ 674,538	$ 609,737

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$ 290,791	$ 283,313	$ 890,199	$ 831,542
Cost of sales	51,532	47,641	155,115	139,070

Gross profit	239,259	235,672	735,084	692,472

Operating expenses:
Selling expenses	121,136	121,824	374,071	355,804
General and administrative expenses	88,114	80,200	265,207	244,216

Total operating expenses	209,250	202,024	639,278	600,020

Operating income	30,009	33,648	95,806	92,452
Other income (expense), net	(1,633)	(464)	(3,461)	(4,031)

Income before provision for income taxes	28,376	33,184	92,345	88,421
Provision for income taxes	10,629	12,278	34,082	32,716

Net income	$ 17,747	$ 20,906	$ 58,263	$ 55,705

Net income per share (Note 3):
Basic	$ .25	$ .30	$ .83	$ .78
Diluted	$ .25	$ .29	$ .82	$ .76

Weighted-average common shares
outstanding:
Basic	70,257	70,511	69,989	71,081
Diluted	71,632	72,554	71,475	73,089

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 58,263	$ 55,705
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	22,818	20,418
Amortization of deferred compensation	665	583
Changes in operating assets and liabilities:
Accounts receivable	(548)	(826)
Inventories, net	(16,535)	(5,095)
Prepaid expenses and other	17,867	12,105
Other assets	(5,149)	(1,417)
Accounts payable	(6,627)	(2,251)
Accrued expenses	10,312	11,985
Other liabilities	1,058	1,104

Net cash provided by operating activities	82,124	92,311

Cash flows from investing activities:
Purchases of property and equipment	(24,275)	(21,919)
Proceeds on investment sales	104,610	113,445
Purchases of investments	(94,380)	(134,345)
Purchase of long-term asset	(5,548)	—

Net cash used in investing activities	(19,593)	(42,819)

Cash flows from financing activities:
Exercises of employee stock options	5,873	15,411
Proceeds from long-term debt	30,000	—
Payments of cash dividends	(18,932)	(17,058)
Payments on debt financing	(5,000)	—
Repurchases of shares of common stock	(19,117)	(71,007)

Net cash used in financing activities	(7,176)	(72,654)

Effect of exchange rate changes on cash	(12,406)	3,292

Net increase (decrease) in cash and cash equivalents	42,949	(19,870)

Cash and cash equivalents, beginning of period	109,865	122,568

Cash and cash equivalents, end of period	$ 152,814	$ 102,698

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology-related products and services under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; North America, which consists of the United States and Canada; South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Other Markets, which consists of Europe, Mexico, Brazil, Guatemala/Central America, and Israel (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2005, and for the three-month and nine-month periods ended September 30, 2005 and 2004. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$ 17,747	$ 20,906	$ 58,263	$ 55,705
Deduct: Total stock-based employee
compensation expense
determined under fair value
based method for all awards, net
of related tax effects	(1,497)	(1,390)	(5,049)	(4,087)

Pro forma net income	$ 16,250	$ 19,516	$ 53,214	$ 51,618

Earnings per share:
Basic - as reported	$ 0.25	$ 0.30	$ 0.83	$ 0.78
Basic - pro forma	$ 0.23	$ 0.28	$ 0.76	$ 0.73

Diluted - as reported	$ 0.25	$ 0.29	$ 0.82	$ 0.76
Diluted - pro forma	$ 0.23	$ 0.27	$ 0.74	$ 0.71

3.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For both the three-month and nine-month periods ended September 30, 2005, other stock options totaling 0.8 million were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three-month and nine-month periods ended September 30, 2004, 0.6 million options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Earnings per share in 2005 were positively impacted by the repurchase of 3.1 million shares of the Company’s Class A common stock, which occurred in July 2004.

4.	DIVIDENDS PER SHARE

In July 2005, the board of directors declared a quarterly cash dividend of $0.09 per share for all classes of common stock. This quarterly cash dividend of approximately $6.3 million was paid on September 21, 2005, to stockholders of record on September 2, 2005. In October 2005, the board of directors declared a quarterly cash dividend of $0.09 per share for all classes of common stock to be paid in December 2005.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2005 and December 31, 2004, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $23.1 million and $82.0 million, respectively, to hedge foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of September 30, 2005 and December 31, 2004, $1.4 million of net unrealized gains and $3.2 million of net unrealized

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

losses, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at September 30, 2005 have maturities through September 2006 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The Company recognized a pre-tax gain of $0.1 million and a loss of $0.3 million on foreign currency cash flow hedges for the three-month and nine-month periods ended September 30, 2005, respectively, and recognized losses of $0.5 million and $4.8 million for the three-month and nine-month periods ended September 30, 2004, respectively, which were all recorded primarily as an offset to revenue in Japan.

6.	REPURCHASES OF COMMON STOCK

During the three-month and nine-month periods ended September 30, 2005, the Company repurchased approximately 354,000 and 868,000 shares of Class A common stock under its repurchase plan for approximately $7.6 million and $19.1 million, respectively. During the three-month and nine-month periods ended September 30, 2004, the Company did not repurchase any shares of its Class A common stock under its repurchase plan.

7.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three-month and nine-month periods ended September 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$ 17,747	$ 20,906	$ 58,263	$ 55,705

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,437)	1,525	975	776
Net unrealized gains on foreign currency
cash flow hedges	541	985	4,432	992
Less: Reclassification adjustment for
realized losses (gains) in current
earnings	(67)	316	188	3,034

Comprehensive income	$ 14,784	$ 23,732	$ 63,858	$ 60,507

8.	SEGMENT INFORMATION

The Company operates in a single reportable operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China the Company utilizes an employed sales force to sell its products through fixed retail locations. Selling expenses are the Company’s largest expense, comprised of the commissions to its worldwide independent distributors as well as remuneration to its Mainland China sales employees paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, North America, South Asia/Pacific and Other Markets.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

        Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2005	2004	2005	2004
North Asia	$ 160,442	$ 156,448	$ 492,452	$ 466,048
Greater China	57,992	60,303	181,196	167,045
North America	36,393	36,123	111,632	109,731
South Asia/Pacific	22,642	20,729	64,934	60,816
Other Markets	13,322	9,710	39,985	27,902
Totals	$ 290,791	$ 283,313	$ 890,199	$ 831,542

        Revenue generated by each of the Company’s three product lines is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2005	2004	2005	2004
Pharmanex	$ 165,189	$ 146,209	$ 506,307	$ 407,802
Nu Skin	116,661	131,545	362,882	406,763
Big Planet	8,941	5,559	21,010	16,977
Totals	$ 290,791	$ 283,313	$ 890,199	$ 831,542

        Additional information as to the Company’s operations in its most significant geographic areas is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2005	2004	2005	2004
Japan	$ 139,533	$ 140,588	$ 429,297	$ 418,297
United States	34,094	33,603	104,587	102,187
Mainland China	23,991	26,637	79,570	78,974

Long-lived assets:	September 30, 2005	December 31, 2004
Japan	$ 16,215	$ 9,390
United States	35,495	39,548
Mainland China	15,287	12,089

9.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of September 30, 2005, the Company has net deferred tax assets

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

of $31.5 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction.

10.	COMMITMENTS AND CONTINGENCIES

In 1999, the Company implemented a duty valuation methodology with respect to the importation of certain products into Japan. The Valuation Department of the Yokohama customs authority reviewed and approved this methodology at that time, and it has been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with recent audits, the Yokohama customs authorities have assessed the Company additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. The Company has also disputed the amount of duties it was required to pay on products imported from November of 2004 to June of 2005. The total amount assessed or in dispute is approximately $25.0 million, net of any recovery of consumption taxes. Effective July 1, 2005, the Company implemented some modifications to its business structure in Japan and in the United States that it believes will eliminate any further customs valuation disputes with respect to product imports in Japan.

Because the valuation methodology the Company used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, the Company believes the assessments are improper and has filed letters of protest with Yokohama customs with respect to most of this amount, and intends to file letters of protest with respect to the rest. Yokohama customs has not accepted most of the Company’s letters of protest to date, and to follow proper administrative procedures the Company has filed appeals with the Japan Ministry of Finance. To the extent necessary, the Company plans to continue to file protests and appeals within the appropriate governmental channels concerning this issue. The Company may also choose to use the judicial court system in Japan if necessary to bring this issue to a resolution. In order to file its letters of protest, the Company was required to pay the $25.0 million in customs duties and assessments, the amount of which it recorded in “Other Assets” in its Consolidated Balance Sheet. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, the Company will be required to take a corresponding charge to its earnings.

11.	PURCHASE OF LONG-TERM ASSET

In March 2002, the Company acquired the exclusive rights to a new technology related to measuring the level of certain antioxidants. The acquisition consisted of cash payments of $4.8 million (including acquisition costs) and the issuance of 106,667 shares of the Company’s Class A common stock valued at $0.9 million. In addition, the acquisition included contingent payments of up to $8.5 million of cash and up to 1.2 million shares of the Company’s Class A common stock if certain development and revenue targets are met. In 2004, some of these specific development and revenue targets were met resulting in contingent payments of approximately $5.1 million of cash and 525,000 shares of the Company’s Class A common stock valued at $13.0 million. During the first half of 2005, all of the remaining specific development and revenue targets were met. As a result, the Company made the final contingent payments of approximately $3.4 million of cash and 675,000 shares of the Company’s Class A common stock valued at approximately $15.2 million. The total payments of $8.5 million of cash and the value of the 1.2 million shares of stock have been added to the carrying value of other finite lived intangible assets.

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

Overview

        Our revenue for the three-month and nine-month periods ended September 30, 2005 increased 3% to $290.8 million and increased 7% to $890.2 million, respectively, compared to the same periods in 2004. Excluding the impact of changes in foreign currency exchange rates, we would have experienced a revenue increase of 2% and 5%, respectively, for the three-month and nine-month periods ended September 30, 2005 compared to the same periods in the prior year. The increase in revenue was primarily attributable to growth in South Korea, Taiwan and Europe, and expansion into Indonesia. Our revenue growth was also attributable to a 13% increase in nutrition revenue as a result of the continued positive impact of the Pharmanex® BioPhotonic Scanner (the “Scanner”) and product subscription programs in many of our markets, as well as the introduction of our Pharmanex products in China in the beginning of 2005.

        Financial results for the third quarter were negatively impacted by a decline in sales in Mainland China. Revenue in China was negatively impacted during the third quarter by changes to our compensation plan for our sales representatives as we prepare to transition to direct selling in that market as well as by concern that new direct selling regulations appear to not enable the payment of multi-level compensation to independent direct salespeople. Our financial results were also negatively impacted by lower than anticipated sales at the end of the quarter, which we believe was due in part to the timing of our global distributor convention held in the United States in the first week of October, with over 10,000 distributors attending, including most of our significant distributor leaders. We believe that many of these distributors likely reserved some spending to cover the costs of attending the convention.

        Earnings per share for the three-month period ended September 30, 2005 decreased by 14% compared to the prior-year period. Earnings per share for the third quarter were negatively impacted by increased expenses compared to the prior year, including additional investment in China, expenses associated with the opening of the Indonesia market, and increased amortization related to the acquisition costs of the Scanner technology. Earnings per share for the nine-month period ended September 30, 2005 increased by 8% compared to the prior-year period.

        As indicated, we held our global distributor convention in the United States in October. At the convention, we announced several new products and business tools. Our Pharmanex division introduced a new U.S. formula of LifePak® featuring novel, proprietary nano-carotenoid antioxidants delivered through a unique lipid system that maximizes nutrient absorption. Pharmanex also unveiled the second-generation model of the Scanner (called the “S2”) which is smaller, more portable and faster than its predecessor in terms of scan and calibration time. Our Nu Skin division introduced a new version of its top-selling Nu Skin 180® product line, and unveiled a prototype of a proprietary, patent-pending handheld skin analysis tool that assesses skin attributes. We will launch these products and tools beginning in the fourth quarter of 2005 and throughout 2006, and we anticipate a positive impact to our business from these initiatives.

        Revenue

                North Asia. The following table sets forth revenue for the three-month and nine-month periods ended September 30, 2005 and 2004 for the North Asia region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Japan	$ 139.5	$ 140.6	(1%)	$ 429.3	$ 418.3	3%
South Korea	20.9	15.9	31%	63.2	47.8	32%
North Asia total	$ 160.4	$ 156.5	2%	$ 492.5	$ 466.1	6%

                 Although foreign currency fluctuations did not impact revenue on a regional basis, a weakening of the yen negatively impacted reported revenue in Japan. On a local currency basis, revenue in Japan for the three-month period ended September 30, 2005 was level with the same prior-year period. The continued expansion of the Scanner program in Japan, incentives focused on product subscription programs, and recent product introductions drove a 1% and a 9% year-over-year increase in nutrition revenue, respectively, for the three-month and nine-month periods ended September 30, 2005 on a local currency basis. This increase was offset by a decline in personal care sales. Year-over-year comparisons in Japan were also negatively impacted by slower than anticipated sales at the end of the third quarter as discussed above. In addition, while we have successfully dealt with regulatory restrictions in the past with respect to our nutritional sales in Japan, the regulatory environment appears to have resulted in a gradual market response to the Scanner. In Japan, our nutritional supplements are sold as foods which limits the claims we can make with respect to such products, including an inability to claim that our products increase antioxidant levels. In addition, although we are able to link the Scanner measurement to a more general nutritional status assessment (which we are not able to do in most of our markets), we are not able to link it to a specific measure of carotenoid antioxidant levels, and we are limited in our ability to tie the Scanner measurement directly to the consumption of our nutrition products. The 2006 launch in Japan of g3™, our new nutritional drink, should positively impact nutrition revenue. To address the decline of personal care revenue in Japan, we plan to launch our new handheld skin analysis tool in 2006, subject to compliance with regulatory issues.

                 Local currency revenue in South Korea increased 18% in the third quarter of 2005 compared to the same period in 2004. We experienced strong year-over-year growth in this market in both our personal care and nutrition businesses, and in our executive leadership and active distributor numbers. The third quarter, however, was negatively impacted by a regulatory inquiry by Korean officials related to the Scanner that was concluded in our favor towards the end of the second quarter but slowed momentum during the third quarter.

                Greater China. The following table sets forth revenue for the three-month and nine-month periods ended September 30, 2005 and 2004 for the Greater China region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Mainland China	$ 24.0	$ 26.6	(10%)	$ 79.6	$ 79.0	1%
Taiwan	23.4	21.1	11%	70.0	58.6	19%
Hong Kong	10.6	12.6	(16%)	31.6	29.4	7%
Greater China total	$ 58.0	$ 60.3	(4%)	$ 181.2	$ 167.0	9%

                 Our revenue in Greater China decreased as a result of year-over-year revenue declines in China and Hong Kong. Excluding the impact of changes in foreign currency exchange rates, revenue in Greater China decreased 6% during the three-month period ended September 30, 2005 compared to the same period in 2004. In July, we made some changes to our compensation plan in China in order to lay the groundwork for direct selling regulations in that market. These changes negatively impacted our revenue during the third quarter as our sales representatives adapted to them. In September, the Chinese government announced the adoption of the new direct selling regulations. Consumer uncertainty regarding the impact of the new regulations increased following publication of the new regulations, negatively impacting our sales for the third quarter. As a result of these factors, our executive and active distributor counts in China decreased 30% and 22%, respectively, on a year-over-year basis in the third quarter.

                 Although we anticipate continued softness in our China business in the near term due to the factors described above, we believe that our historical business model in China, which is based on retail stores and an employed sales force, in combination with a direct selling business model enabled by the new regulations (subject to obtaining a direct selling license) position us well for the future. We anticipate that the new regulations will place us on a level playing field with our competitors in Mainland China. With the adoption of the new direct selling regulations, we plan to augment our current business model at such time as we are able to receive a direct selling license by adding a direct selling component that will allow us to engage independent contractors who will be able to sell our products away from a fixed location. The new regulations appear to prohibit the use of multi-level compensation plans for direct selling, however, so these independent contractors will be compensated in a manner that complies with these regulations. We plan to maintain our retail store/employed sales representative model because we believe it provides us more flexibility in the manner in which we can compensate these sales employees as compared to a complete direct selling model, which we believe will allow us to provide our sales leaders in this market with a meaningful business opportunity. For a discussion of the risks to our business and uncertainties associated with the adoption of the new regulations in China, please refer to the section entitled “Note Regarding Forward-Looking Statements” below.

                 Revenue in Hong Kong was down on a year-over-year basis in the third quarter as revenue in the third quarter of 2004 included sales of Pharmanex products to sales representatives from China, particularly those attending the sales convention in Hong Kong, prior to the launch of those products in China in early 2005. We believe, however, that our business in Hong Kong remains strong. Our executive distributor count grew 6% on a year-over-year basis as a result of our focus on product subscription programs as well as continued distributor enthusiasm for business prospects in China.

                 The Scanner continued to drive revenue in Taiwan during the third quarter, leading to 6% local currency growth compared to the same prior-year period. We are seeing a leveling of revenue in this market, as revenue declined slightly on a sequential basis.

                North America. The following table sets forth revenue for the three-month and nine-month periods ended September 30, 2005 and 2004 for the North America region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
United States	$ 34.1	$ 33.6	1%	$ 104.6	$ 102.2	2%
Canada	2.3	2.5	(8%)	7.0	7.5	(7%)
North America total	$ 36.4	$ 36.1	1%	$ 111.6	$ 109.7	2%

                 The 1% growth in revenue in the United States in the third quarter of 2005 compared to the prior-year period was attributable primarily to revenue growth from our Photomax™ online digital imaging service and from improved personal care sales. Although Pharmanex sales in the United States declined slightly on a year-over-year basis, we believe this was due in part to the attention of our sales force on the recently launched Photomax™ initiative.

We expect the upcoming launch of the new S2 Scanner and the newly reformulated LifePak® to positively impact Pharmanex revenue in the United States going forward. We are also optimistic about the prospect for future revenue growth related to our Photomax™ initiative and the recently launched personal care products and tools.

                 South Asia/Pacific. The following table sets forth revenue for the three-month and nine-month periods ended September 30, 2005 and 2004 for the South Asia/Pacific region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Singapore/Malaysia/Brunei	$ 10.8	$ 10.5	3%	$ 32.5	$ 29.2	11%
Indonesia	1.8	—	n/a	1.8	—	n/a
Thailand	5.5	6.2	(11%)	17.6	19.4	(9%)
Australia/New Zealand	3.3	3.3	—	10.1	9.8	3%
Philippines	1.2	0.7	71%	2.9	2.4	21%
South Asia/Pacific total	$ 22.6	$ 20.7	9%	$ 64.9	$ 60.8	7%

                Excluding the impact of changes in foreign currency exchange rates, revenue in South Asia/Pacific increased 7% during the three-month period ended September 30, 2005 compared to the same period in 2004. This region benefited from $1.8 million in revenue from Indonesia, which we opened for business in August of 2005. Revenue in Thailand, Singapore and Malaysia was negatively impacted as some of our distributor leaders in these markets focused their attention on business opportunities in Indonesia and away from their home markets.

                Other Markets. The following table sets forth revenue for the three-month and nine-month periods ended September 30, 2005 and 2004 for our Other Markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Europe	$ 11.1	$ 8.7	28%	$ 34.1	$ 25.5	34%
Latin America	2.3	1.0	130%	5.9	2.4	146%
Other Markets total	$ 13.4	$ 9.7	38%	$ 40.0	$ 27.9	43%

                 Revenue growth in Europe resulted from continued success with the Scanner and our product subscription program as well as continued expansion into Eastern Europe. Distributor sponsorship and leadership also remained strong. We have experienced significant growth in Mexico during the last 18 months following the implementation of some modifications to our compensation model that have helped us attract strong distributor leaders in that market.

        Gross profit

        Gross profit as a percentage of revenue decreased to 82.3% and 82.6% for the three-month and nine-month periods ended September 30, 2005, respectively from 83.2% and 83.3% for the same periods in 2004. Lower gross margins resulted from our continued global roll-out of Scanners. Scanners are leased to distributors on essentially a break-even basis, the costs of which are amortized in cost of sales.

        Selling expenses

        Selling expenses as a percentage of revenue decreased to 41.7% and 42.0% for the three-month and nine-month periods ended September 30, 2005, respectively from 43.0% and 42.8% for the same periods in 2004. This decrease is attributable primarily to the following:

•	short-term sales incentives paid in Japan in the prior-year periods;

•	recent compensation plan modifications in China;

•	lower revenue in China compared to the prior-year periods; and

•	the continued global roll-out of the Scanner program, as no commissions are paid on Scanner lease revenue.

        General and administrative expenses

        General and administrative expenses as a percentage of revenue for the three-month and the nine-month periods ended September 30, 2005 increased to 30.3% and 29.8%, respectively, from 28.3% and 29.4% for the same periods in 2004. In U.S. dollars, general and administrative expenses for the three-month and nine-month periods ended September 30, 2005 increased to $88.1 million and $265.2 million, respectively, from $80.2 million and $244.2 million for the same periods in 2004. General and administrative expenses for the third quarter of 2005 were impacted by the incremental costs associated with our investment in various growth initiatives, including further development of China, new market openings, and increased amortization related to the acquisition costs of the Scanner technology as a result of earn-out payments made for milestones that were met in the last quarter of 2004 and the first half of 2005.

        Other income (expense), net

        Other income (expense), net for the three-month and nine-month periods ended September 30, 2005 was approximately $1.6 million and $3.5 million of expense, respectively, compared to $0.5 million and $4.0 million of expense for the same periods in 2004. Fluctuations in other income (expense), net are impacted by interest expense and foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes. The three-month and nine-month periods ended September 30, 2005 included interest expense of $1.6 million and $4.7 million, respectively, compared to interest expense of $1.5 million and $4.5 million for the same periods in 2004, and we anticipate incurring approximately $1.5 million of interest expense during the fourth quarter of 2005.

        Provision for income taxes

        Provision for income taxes for the three-month period ended September 30, 2005 decreased to $10.6 million from $12.3 million for the same period in 2004, and increased for the nine-month period ended September 30, 2005 to $34.1 million from $32.7 million for the same period in 2004. The effective tax rate was 37.5% and 36.9% of pre-tax income during the three-month and nine-month periods ended September 30, 2005, compared to the rate of 37.0% in the same prior-year periods, respectively.

        Net income

        As a result of the foregoing factors, net income for the three-month period ended September 30, 2005 decreased to $17.7 million from $20.9 million for the same period in 2004. Net income for the nine-month period ended September 30, 2005 increased to $58.3 million from $55.7 million for the same period in 2004.

Liquidity and Capital Resources

        Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases and dividends, and the development of operations in new markets. We have generally relied on cash flow from operations to fund operating activities, and we have at times incurred long-term debt in order to fund strategic transactions and stock repurchases.

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $82.1 million in cash from operations during the nine-month period ended September 30, 2005, compared to $92.3 million during the same period in 2004. This decrease in cash generated from operations is due in part to the timing of inventory purchases including inventory of new products announced at our global convention held the first few weeks of October as well as a large purchase of water purifiers for Japan.

        As of September 30, 2005, working capital was $162.1 million, compared to $117.4 million as of December 31, 2004. Cash and cash equivalents at September 30, 2005 and December 31, 2004 were $152.8 million and $109.9 million, respectively. This increase in cash balances and working capital was primarily due to cash flow from operations and the proceeds of $30.0 million in long-term debt in the first half of 2005.

        We anticipate capital expenditures of approximately $30.0 to $35.0 million for 2005, of which we incurred $24.3 million in the first nine months of 2005. These capital expenditures are primarily related to:

•	purchases of Scanners;

•	purchases of computer systems and software; and

•	the build-out of manufacturing and additional retail stores in China, as well as other leasehold improvements in our various markets.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of September 30, 2005:

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2005(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	8.3 billion yen ($73.3 million as of September 30, 2005)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $125.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$50.0 million	4.5%	Notes due April 2010 with annual principal payments beginning April 2006.

	$25.0 million	$15.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

Japanese yen denominated:	$3.1 billion yen	3.1 billion yen ($27.5 million as of September 30, 2005)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

2004 $25.0 million revolving credit facility	N/A	N/A	N/A	N/A

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% to 100% of the outstanding stock of our material foreign subsidiaries.

(2)

The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $12.2 million of the balance on our 2000 Japanese yen denominated notes and $15.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. During the first nine months of 2005, we repurchased approximately 868,000 shares of Class A common stock under this program for an aggregate amount of approximately $19.1 million. Currently, approximately $58.0 million is available under the stock repurchase program for repurchases, including an additional $50.0 million authorized by our Board of Directors in October of 2005.

        In January, May and July of 2005, our board of directors declared quarterly cash dividends of $0.09 per share for all shares of Class A common stock. These quarterly cash dividends of $6.3 million each were paid on March 23, 2005, June 22, 2005 and September 21, 2005, to stockholders of record on March 4, 2005, June 1, 2005 and September 2, 2005 respectively. In October 2005, the board of directors declared a quarterly cash dividend of $0.09 per share for all shares of Class A common stock to be paid in December 2005. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it has been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with recent audits, the Yokohama customs authorities have assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. We have also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005. The total amount assessed or in dispute is approximately $25.0 million, net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan and in the United States that we believe will eliminate any further customs valuation disputes with respect to product imports in Japan.

        Because the valuation methodology we used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, we believe the assessments are improper and have filed letters of protest with Yokohama customs with respect to most of this amount, and intend to file letters of protest with respect to the rest. Yokohama customs has not accepted most of our letters of protest to date, and to follow proper administrative procedures we have filed appeals with the Japan Ministry of Finance. To the extent necessary, we plan to continue to file protests and appeals within the appropriate governmental channels concerning this issue. We may also choose to use the judicial court system in Japan if necessary to bring this issue to a resolution. In order to file our letters of protest, we were required to pay the $25.0 million in customs duties and assessments, the amount of which we recorded in “Other Assets” in our Consolidated Balance Sheet. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

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

        Revenue. We recognize revenue when products are shipped, which is when title and risk of loss pass to our independent distributors. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5% of gross sales. A reserve for product returns is accrued based on historical experience. We classify selling discounts as a reduction of revenue. Our selling expenses are computed pursuant to our global compensation plan for our distributors which is focused on remunerating distributors based upon the selling efforts of the distributors and their downlines, and not their personal purchases.

        Income Taxes.We account for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of September 30, 2005, we had net deferred tax assets of $31.5 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

        Our foreign taxes paid are high relative to foreign operating income and our U.S. taxes paid are low relative to U.S. operating income due largely to the flow of funds among our Subsidiaries around the world. As payments for services, management fees, license arrangements and royalties are made from our foreign affiliates to our U.S. corporate headquarters, these payments often incur withholding and other forms of tax that are generally creditable for U.S. tax purposes. Therefore, these payments lead to increased foreign effective tax rates and lower U.S. effective tax rates. Variations (or shifts) occur in our foreign and U.S. effective tax rates from year to year depending on several factors, including the impact of global transfer prices and the timing and level of remittances from foreign affiliates

        We are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies,” and believe we have appropriately provided for income taxes for all years. Several factors drive the calculation of our tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to our reserves, which would impact our reported financial results.

        Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are no longer amortized. Our intangible assets with definite lives are recorded at cost and amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For example, with the recent completion of the earnout payments in connection with the acquisition of Scanner-related technology, we have recorded an intangible asset of approximately $42.0 million, which we are amortizing over the life of the patent related to the technology. We are required to make judgments regarding the useful life of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. No impairment charges were recognized during the three-month and nine-month periods ended September 30, 2005 or 2004. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

Seasonality and Cyclicality

        In addition to general economic factors, we are impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on that quarter. We believe that direct selling in Japan, the United States and Europe is also generally negatively impacted during the third quarter, when many individuals, including our distributors, traditionally take vacations.

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

	As of September 30, 2005		As of September 30, 2004
Region:	Active	Executive	Active	Executive
North Asia	339,000	16,061	315,000	15,711
Greater China	220,000	7,036	258,000	8,548
North America	136,000	3,342	133,000	3,134
South Asia/Pacific	85,000	2,165	73,000	2,174
Other Markets	55,000	1,667	36,000	1,161
Total	835,000	30,271	815,000	30,728

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of September 30, 2005, we had $23.1 million of these contracts with expiration dates through September 2006. All of these contracts were denominated in Japanese yen. For the three-month and nine-month periods ended September 30, 2005, we recorded pre-tax gains of $0.1 million and losses of $0.3 million in operating income, respectively, all of which were offset against our revenue in Japan, and gains of $1.4 million as of September 30, 2005, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at September 30, 2005, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our plans to launch certain products and tools in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our plans to augment our current business model in China with a direct selling component;

•	our expectation that we will spend approximately $30 to $35 million for capital expenditures during 2005;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our plans to continue protesting and appealing assessments by the Yokohama customs authority for duties on products imported into Japan; and

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan.

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

(a)

Our operations in China are subject to significant regulatory scrutiny and we have experienced challenges in the past, including interruption of sales activities at certain stores and minor fines being paid in some cases. Because of current restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. Our operations in China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, we could face risks that any improper actions by our local sales employees, or any overseas distributors, in violation of local laws or our policies could result in regulatory investigations and penalties that could harm our business.

(b)

In September of 2005, Chinese regulators published anti-pyramiding and new direct selling regulations that we understand will go into effect in November and December of 2005, respectively. While we anticipate we will be able to obtain a direct selling license under the new regulations, there can be no assurance that we will be able to obtain such a license should we apply. In addition, our future growth in China could be harmed if the implementation of the new regulations is delayed further than anticipated. These new regulations are not yet well understood, and there continues to be some confusion and uncertainty as to the meaning of the new regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these new regulations. We anticipate that regulatory scrutiny of companies engaged in direct selling may increase following the implementation of these new regulations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives or our planned implementation of direct selling violates these regulations, including the apparent restrictions on the use of multi-level compensation plans for distributors. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our planned direct selling business model.

(c)

Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	renewed or sustained weakness of Asian economies or consumer confidence, such as difficult economic and political conditions in Korea;

•	weakening of foreign currencies, particularly the Japanese yen;

•	political unrest or uncertainty; or

•	natural disasters or epidemics.

(d)

Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. For example, the introduction of the Scanner, changes in compensation incentives and focus on automatic delivery programs have helped generate growth in many of our markets. There can be no assurance that such initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives tied to the Scanner in markets like the United States where the Scanner was introduced more than three years ago will be successful in maintaining distributor activity and productivity.

(e)

Our use of the Scanner is subject to regulatory risks and uncertainties in our various markets. For example, in March 2003 the United States Food and Drug Administration (the “FDA”) questioned its status as a non-medical device and we subsequently filed an application with the FDA to have the Scanner classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the Scanner is a medical device, including the claims that we or our distributors make about it. We face similar regulatory issues in other markets with respect to the status of the Scanner as a non-medical device and the claims that can be made in using it. For example, we have recently faced regulatory inquiries in Singapore, Korea and Japan regarding distributor claims with respect to the Scanner. Although these matters have not resulted in any adverse action against us, our revenue in any market going forward could be negatively impacted if we face similar issues in the future or if such inquiries weaken distributor enthusiasm surrounding the Scanner. A determination in any market that the Scanner is a medical device or that distributors are using it to make medical claims could negatively impact our ability to use the Scanner in such market. In addition, if distributors make claims regarding the Scanner outside of claims approved by us, or use it in a manner not authorized by us, this could result in regulatory actions against our business.

(f)

Our plans to introduce the Nu Skin® ProDerm™ skin analysis tool in our various markets are subject to risks and uncertainties. We are currently in the process of finalizing the hardware and software design specifications, and if we experience difficulties or delays in completing this process that prevent us from meeting our launch schedules, our business may be harmed. Our plans are also subject to regulatory risks, particularly in Japan, where we are currently working through the regulatory process for the planned introduction of the ProDerm™ tool in that market. There is a risk that regulatory authorities in Japan may impose limitations on the use of this tool and on claims that may be made in connection with its use. Such limitations in Japan or any other markets could weaken the ability of our distributors to utilize this tool in building their businesses, and could dampen distributor enthusiasm surrounding it.

(g)

As we opened the Indonesia market in August and as we prepare for the implementation of direct selling regulations in China, we anticipate that some distributor leaders in other markets will shift their focus away from their home markets and towards business prospects in these two markets. This shift of focus of distributor leaders can negatively impact distributor leadership and growth in these other markets and consequently negatively impact revenue. In addition, if Indonesia and China are not as successful as the distributor leaders from these other markets anticipate, this can also dampen distributor enthusiasm.

(h)

The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Recent negative publicity concerning certain supplements with controversial ingredients has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any changes in regulations applicable to our business or any of our nutritional products that limit our ability to market such products, our revenue and profitability may be harmed.

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

(j)

Production difficulties and quality control problems could harm our business, in particular our reliance on third party suppliers to deliver quality products in a timely manner. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

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

        No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2004 fiscal year and subsequent Quarterly Reports on Form 10-Q for information regarding the status of certain legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

        We issued 525,000 shares of Class A common stock on August 8, 2005 to an individual as the final contingent payment installment required pursuant to a previous agreement for the acquisition of technology rights dated March 6, 2002. We issued the shares in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

Share Repurchases

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 - 31, 2005	15,664		$ 23.44	15,000	$ 15.2
August 1 - 31, 2005	210,000		$ 21.79	210,000	$ 10.7
September 1 - 30, 2005	129,018		$ 20.79	128,500	$ 8.0
Total	354,682	(2)	$ 21.50	353,500	$ 8.0

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock in open market transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $160.0 million is currently authorized, including an additional $50.0 million authorized by our board of directors on October 7, 2005. As of September 30, 2005, we had repurchased approximately $102.0 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)

We have authorized the repurchase of shares acquired by our employees in certain Asian markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 664 shares for July and 518 shares for September relate to repurchases from such employees at an average per share price of $23.54 and $24.48, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Amendment to Employment Letter with M. Truman Hunt dated September 22, 2005 and Amendment to provisions of the Company's Executive Incentive Plan with respect to Mr. Hunt.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2005

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amendment to Employment Letter with M. Truman Hunt dated September 22, 2005 and Amendment to provisions of the Company's Executive Incentive Plan with respect to Mr. Hunt.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.