Form 10-K
period 2005-12-31
NU SKIN ENTERPRISES INC
filed 2006-03-16
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 OR

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12421

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)		87-0565309 (IRS Employer Identification No.)

75 West Center Street Provo, UT 84601 (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: (801) 345-1000

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A common stock, $.001 par value	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:      None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.    Yes ☒     No   ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No

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

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2of the Exchange Act.
Large accelerated filer          Accelerated filer          Non-accelerated filer

        Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.3 billion. All executive officers and directors of the Registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the Registrant.

        As of February 28, 2006, 70,180,873 shares of the Registrant's Class A common stock, $.001 par value per share, and no shares of the Registrant's Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

PART 1	-1-
ITEM 1.	BUSINESS	-1-
Overview	-1-
Our Product Divisions	-3-
Sourcing and Production	-7-
Research and Development	-8-
Geographic Sales Regions	-9-
Distribution	-13-
Competition	-17-
Intellectual Property	-18-
Government Regulation	-18-
Employees	-21-
Available Information	-22-
ITEM 1A.	RISK FACTORS	-23-
ITEM 1B.	UNRESOLVED STAFF COMMENTS	-35-
ITEM 2.	PROPERTIES	-35-
ITEM 3.	LEGAL PROCEEDINGS	-36-
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	-37-

PART II	-37-
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	-37-
ITEM 6.	SELECTED FINANCIAL DATA	-39-
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	-40-
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	-64-
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-64-
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	-90-
ITEM 9A.	CONTROLS AND PROCEDURES	-90-
ITEM 9B.	OTHER INFORMATION	-91-

PART III	-92-

PART IV	-93-
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	-93-
SIGNATURES	-103-

-i-

FORWARD-LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES, NEW PRODUCTS, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO OUR BUSINESS, SEE “ITEM 1A – RISK FACTORS” BEGINNING ON PAGE 23.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars. Nu Skin, Pharmanex, and Big Planet are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.         BUSINESS

Overview

        Nu Skin Enterprises is a leading, global direct selling company with operations in 41 countries throughout Asia, the Americas and Europe. We develop and distribute premium quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. We also market technology-related products and services under the Big Planet brand. We operate through a direct selling model in all of our markets except Mainland China (hereinafter “China”), where we currently use a retail business model with employed sales representatives because of regulatory restrictions on direct selling activities. We are currently in the process of applying for a direct selling license in China pursuant to recently enacted regulations that will enable us to begin to adapt our current business model there to include a direct selling component, assuming we receive the required license.

        We are one of the leading direct selling companies in the world with 2005 revenue of $1.2 billion. As of December 31, 2005, we had a global network of approximately 803,000 active independent distributors, sales representatives, and preferred customers, approximately 30,000 of whom were executive level distributors or full-time sales representatives. Our executive level distributors and full-time sales representatives play an important leadership role in our distribution network and are critical to the growth and profitability of our business.

        We recognized approximately 88% of our revenue in markets outside the United States in 2005. Our Japanese operations accounted for approximately 48% of our 2005 revenue, although this market’s contribution to our overall revenue is lower compared to prior years as a result of our expansion into and growth in other markets. Because of the size of our foreign operations, our operating results can be impacted positively or negatively by economic, political and business conditions around the world as well as by foreign currency fluctuations, particularly in Japan and other Asian markets.

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

        Our business is subject to various laws and regulations throughout the world, in particular with respect to network marketing activities and nutritional supplements. This creates certain risks for our business, including improper activities by our distributors or any inability to obtain necessary product registrations.

        Our strategy for growing our business over the last few years has focused on three key areas:

•	expansion into new markets;

•	introduction of unique tools and initiatives to motivate distributors and improve retention; and

•	development of compelling and innovative products.

        During 2005, we continued our efforts to expand into additional new markets and grow operations in recently opened markets. We commenced operations in Indonesia in August of 2005, and we recently opened business in Romania. We also plan to commence operations in Russia during the first half of 2006. We also further expanded our presence in China by opening stores and operations in many new cities. We currently have stores in 92 cities throughout China. We also introduced certain key Pharmanex products into China in January 2005.

        We also remain committed to providing our distributors with unique tools and initiatives that motivate distributors and help them attract and retain customers and other distributors. These tools reflect our focus on delivering a product offering with a “Measurable Difference.” During 2005, we continued to expand the use of the Pharmanex® BioPhotonic Scanner (the “Scanner”) in the United States and key international markets including Japan. The Scanner is based on patented technologies that allow our distributors to non-invasively measure the impact of our nutritional products on overall nutritional status. At our global convention held in the United States in October 2005, we unveiled the second-generation model of the Scanner (called the “S2” or the "Scanner") which is smaller, more portable and faster than its predecessor in terms of scan and calibration time. We also recently announced plans to launch the Nu Skin® ProDerm™ Skin Analyzer, a handheld skin imaging and analysis tool that will enable our distributors to demonstrate the efficacy of our skin care products by providing a visual and quantifiable assessment of important skin characteristics. In addition, we have continued to expand and promote product subscription and loyalty programs in many of our markets that provide incentives for customers to commit to purchase a set amount of products on a monthly basis. We believe these programs have improved customer retention in many of our markets.

        Compelling and innovative products and initiatives are vital to our company because they help to motivate our distributors and make them more effective. As a result, we continue to focus on the development and introduction of innovative products and reformulated products in order to help expand our business in existing markets. Our product development philosophy across all three product categories is to develop products and related initiatives that allow customers to “live better, longer.” Some of the products introduced in the last year include:

•	g3, a nutrient-rich juice blend containing a highly concentrated mix of carotenoid antioxidants and micronutrients with a natural delivery system called Lipocarotenes;

•	LifePak Nano, a new formula of LifePak featuring novel, proprietary nano-carotenoid antioxidants delivered through a unique lipid system that maximizes nutrient absorption;

•	NanoCoQ10, a supplement using cutting-edge nano technology to deliver highly bioavailable coenzyme Q10;

•	a second generation of our top-selling Nu Skin 180º Anti-aging Skin Therapy System;

•	Celltrex CoQ10 Complete, a topical antioxidant network for the skin that combines coenzyme Q10 with colorless carotenoids and vitamins C and E;

•	Epoch Sole Solution Foot Treatment, an ethnobotanical cream for dry, cracked skin; and

•	Photomax, an online digital imaging service that allows consumers to preserve, organize, share and enjoy their photographs.

Our Product Categories

        We have three product categories, each distinguished by its own brand. We market our premium-quality personal care products under the Nu Skin brand, science-based nutritional supplements under the Pharmanex brand and technology-based products and services under the Big Planet brand.

        Presented below are the U.S. dollar amounts and percentages of revenue from the sale of Nu Skin, Pharmanex and Big Planet products and services for the years ended December 31, 2003, 2004 and 2005. This table should be read in conjunction with the information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)

	Year Ended December 31,
Product Category	2003		2004		2005

Nu Skin	$ 476.2	48.3%	$ 548.1	48.2%	$ 484.3	41.0%

Pharmanex	472.1	47.8	567.2	49.8	667.6	56.5

Big Planet	38.2	3.9	22.6	2.0	29.0	2.5

	$ 986.5	100.0%	$ 1,137.9	100.0%	$ 1,180.9	100.0%

(1)	In 2005, 88% of our sales were transacted in foreign currencies that were converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign currency fluctuations positively impacted reported revenue by approximately 1% in 2005, compared to 2004, and positively impacted reported revenue by approximately 4% in 2004, compared to 2003.

        Nu Skin. Nu Skin is our original product line and offers premium-quality personal care products in the areas of advanced skin treatments, daily skin care, ethnobotanical treatments and other advanced personal care products. Our strategy is to leverage our network marketing distribution model to establish Nu Skin as an innovative leader in the personal care market. We are committed to continuously improving and evolving our product formulations to incorporate innovative and proven ingredients. In 2005, we introduced several new products and tools, including a new version of Nu Skin 180°, Celltrex CoQ10 Complete and Epoch Sole Solution Foot Treatment.

        In addition to marketing premium-quality personal care products, we are committed to developing tools to help distributors market our products more effectively. In 2004, for example, we introduced the Nu Skin® Regimen Optimizer, a proprietary software tool that integrates decades of skin care expertise into an easy-to-use, mobile product recommendation tool. We also provided our distributor centers around the world with a third-party skin imaging camera called the VISIA™ Complexion Analysis System, helping distributors tailor product recommendations to their customers’ specific needs. By mid-2006, we plan to begin the global launch of a proprietary skin imaging and assessment system, a patent-pending handheld skin analysis tool called the Nu Skin® ProDerm™ Skin Analyzer, which we unveiled at our October 2005 global distributor convention. This tool is designed to provide users with a visual and quantifiable assessment of skin characteristics such as wrinkles, texture, discoloration and pores, enabling distributors to help customers determine their skin care needs and quantifiably measure the effect of their skin care regimens.

        Our leading product categories in the Nu Skin division are advanced skin treatments and daily skin care. The following table summarizes the current Nu Skin product line by category:

Category	Description	Selected Products

Advanced Skin Treatments	Our advanced skin treatments are designed to target specific skin care needs with ingredients scientifically proven to provide visible results for concerns ranging from aging to acne.	Nu Skin 180° Anti-Aging Skin Therapy System
Tru Face Line Corrector
Tru Face Essence
Tru Face Revealing Gel
Nu Skin Galvanic Spa System II
Nu Skin Clear Action Acne Medication System
Nu Skin Tri-Phasic White

Daily Skin Care	Our daily skin care line consists of face and body products, including cleansers, toners, moisturizers, specialty products and body care. Nutricentials products, fortified with topically applied nutrients, uniquely position this line.	Night Supply NourishingCream Liquid Body Bar Enhancer Skin Conditioning Gel Celltrex Ultra Recovery Fluid Celltrex CoQ10 Complete Perennial Intense Body Moisturizer

Category	Description	Selected Products

Ethnobotanicals	Our Epoch line is distinguished by utilizing the traditions of indigenous cultures. Each Epoch product is formulated with botanical ingredients derived from renewable resources found in nature. In addition, we contribute a percentage of our proceeds from Epoch sales to charitable causes.	Epoch Baby Calming Touch Glacial Marine Mud Ava puhi moni Shampoo IceDancer Invigorating Leg Gel FireWalker Moisturizing Foot Cream Sole Solution

Color Cosmetics	Our Nu Colour line complements our skin care offerings through a variety of premium-quality cosmetics.	Nu Colour Cosmetics: Skin Beneficial Tinted Moisturizer Bronzing Pearls Replenishing Lipstick Eye Makeup Remover

Scion	Available in certain markets, Scion is a line of personal care products that provides value-oriented solutions to meet basic grooming needs with quality ingredients.	Scion Toothpaste Scion Two-In-One Shampoo Scion Hand and Body Wash Scion Moisturizing Body Lotion

Other Products	Our personal care portfolio also includes daily-use products for hair care, scalp treatment and sun protection.	DailyKind Mild Shampoo FreeFall Detangling Spray Nutriol Hair Fitness Sunright Lip Balm

        Pharmanex. We market a variety of Pharmanex nutritional products comprised of comprehensive micronutrient supplements, targeted nutritional supplements, weight management supplements and certain specialty products. Pharmanex products include our flagship line of LifePak micronutrient and phytonutrient supplements, which accounted for 27% of our total revenue and 47% of Pharmanex revenue in 2005.

        Direct selling has proven to be an extremely effective method of marketing our high-quality nutritional supplements because our distributors are able to personally educate consumers on the quality and benefits of our products, differentiating them from competitors’ offerings. Our strategy for expanding our nutritional supplement business is to introduce innovative, substantiated products based on extensive research and development and quality manufacturing. Our product development efforts are focused in the areas of anti-aging, weight management and other nutrition issues. In 2005, we introduced several new products, including g3 juice and LifePak nano.

        In line with our commitment to provide distributors with tools that will help them market our products more effectively, we introduced the Scanner in 2003 and have since supplied it to nearly all of our global markets. At our global convention held in the United States in October 2005, we unveiled the second-generation model of the Scanner which is smaller, more portable and faster than its predecessor in terms of scan and calibration time. We launched the S2 in the United States and China in February 2006 and plan to introduce it in Japan and other markets later this year.

Until recently, our license for the Scanner technology did not permit us to use the Scanner in a medical setting. However, as a result of a recent transaction that we completed, we now own the rights to use the Scanner technology within all environments, including in a medical setting. This provides us with an increased marketing opportunity for our sales force to promote and sell our nutritional supplements. It also opens up new clinical research opportunities for us to further evaluate the application of the Scanner technology in nutrition science.

        The following table summarizes the current Pharmanex product lines by category:

Category	Description	Selected Products

Micronutrient Supplements	Our daily supplements are designed to provide a beneficial mix of nutrients including vitamins, minerals and antioxidants.	LifePak Family of Products g3 juice

Targeted Nutritional Solutions	Our self-care dietary supplements contain consistent levels of botanical ingredients that are designed to provide consumers with targeted wellness benefits.	Tegreen 97 ReishiMax GLp MarineOmega Cholestin CordyMax Cs-4 Cortitrol BioGingko 27/7 IgG Boost Estera Women

Weight Management	Our TRA ephedra-free line of weight management products was created to capitalize on the growing weight management category. TRA supplements complement any diet program that is currently on the market.	OverDrive FibreNet TRA

Other - Specialty Products	Our portfolio of other nutritional products includes healthy drinks and other specialty wellness products, including our VitaMeal dehydrated food product.	Splash C Appeal AloeDrink

          Big Planet. We offer high-technology products and services centered around two product categories under the Big Planet brand: digital photography and business tools. We evaluate emerging trends in technology and develop easy-to-use products that are designed to capitalize on these trends. Our strategy is to provide innovative products designed specifically for non-technical people, which we believe is an underserved market due to the usual complexity of high-tech products.

        Our current development focus centers around the digital photography market, where the convergence of trends in digital cameras, mass storage and the Internet offers a unique opportunity to provide products and services that make it easy for consumers to preserve, organize, share and enjoy their photographs. In

2005, we introduced a Web-based digital photo service called Photomax.com, which makes it easy for consumers to view, organize and share digital pictures online. Other products in this category include Photo Saver CD, a service in which we convert traditional photographs and slides to digital format and store them on a CD, and Movie Magic DVD and Picture Show DVD, services that transform digital photos into personalized movies or slide shows.

        Our Big Planet business tools, products and services are designed to help distributors increase their productivity by leveraging technology in the management of their direct selling activities. These products include individual, personalized distributor Web sites hosted by Big Planet that grant customers easy and convenient access to information about our products and services. Distributors can manage content on their individual Web sites, customizing their marketing efforts and conducting e-commerce activities across our product lines.

        The following table summarizes the current Big Planet product lines by category:

Category	Description	Selected Products

Digital Photography	A line of digital photography services designed for non-technical consumers.	Picture Show DVD Movie Magic DVD Photo Saver CD Photomax Web site

Business Tools	Advanced tools and services that help distributors and consumers establish an online presence and manage their businesses.	Global Web Page BP Mall ISP for U.S. - by Qwest ISP for Japan - by Nifty BP Internet Security

        We also market a line of home care products under the Ecosphere brand, which are designed to clean and protect the home environment and include the Water Purifier, Filtering Showerhead, and Surface Wipes. These products are sold primarily in our Asian markets.

Sourcing and Production

        Nu Skin.  In order to maintain high product quality, we acquire our ingredients and contract production of our proprietary products from suppliers that we believe are reliable, reputable, and deliver us high quality materials and service. consistently meet or surpass our high expectations for quality and purity. For more than 10 years, we have acquired ingredients and products from one primary supplier that currently manufactures approximately 31% of our Nu Skin personal care products. Our contract with our supplier is for a one-year term that automatically renews each year for an additional one-year term unless either party terminates the contract. We maintain a good relationship with our supplier and do not anticipate that either party will terminate the contract in the near term. We also have ongoing relationships with secondary and tertiary suppliers who supply almost all of our remaining products and ingredients. In the event we become unable to source any products or ingredients from our major supplier, we believe that we would be able to produce or replace those products or substitute ingredients from our secondary and tertiary suppliers without great difficulty or significant increases to our cost of goods sold. Please refer to "Item 1A - “Risk Factors” for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

        In 2001, we established our own production facility in Shanghai, where we currently manufacture the personal care products sold through our retail stores in China, as well as a small portion of product that is exported to other markets. If the need arose, this plant could be expanded—or other facilities could be built in China—to produce larger amounts of inventory for export as a back-up to our usual supply chain.

    Pharmanex.        Substantially all of our Pharmanex nutritional supplements and ingredients, including LifePak, are produced or provided by industry-leading third-party suppliers. We rely on two partners for the majority of our Pharmanex products, one of which supplies approximately 35% and the other of which supplies approximately 22% of our nutritional supplements. In the event we become unable to source any products or ingredients from these suppliers or from other current vendors, we believe that we would be able to produce or replace those products or substitute ingredients without great difficulty or significant increases to our cost of goods sold. Please refer to "Section 1A. - “Risk Factors” for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.

        We also maintain a facility located in Zhejiang Province, China, where we produce herbal extracts for Tegreen 97, ReishiMax GLp and other products sold globally. In 2005, we completed the build-out of a new manufacturing facility in Zhejiang Province where we produce some of our Pharmanex nutritional supplements for sale through our retail stores in China. Adjacent to this site, we are in the process of building a new herbal extract plant that will replace the existing facility. We are also planning to build a nutritional supplement manufacturing and exporting facility in China that is scheduled to be online by mid-2008.

        We initially relied on a third-party manufacturer to produce our Scanner units, but in December 2004 we opened a plant in Shanghai where we now manufacture the Scanners ourselves. This facility will allow us to produce sufficient Scanners to support current and future demands in our markets.

        Big Planet. Other than Web hosting, our on-line digital photography services and online distributor tools, nearly all Big Planet products and services are provided by third parties pursuant to contractual arrangements. By acting as a private-labeled agent for other vendors, we are able to avoid the large capital investment that would be required to build the infrastructure necessary to fulfill Big Planet’s product offerings. However, our profit margins and our ability to deliver quality services at competitive prices depend upon our ability to negotiate and maintain favorable terms with third-party providers. In connection with our Big Planet digital photography services, we are developing our own internal infrastructure for some of these offerings.

Research and Development

        We continually invest in our research and development capabilities. Our research and development expenditures were approximately $6 million in 2003, $8 million in 2004 and $8 million in 2005. Because of our commitment to product innovation, we will continue to commit resources to research and development in the future.

        Our primary research laboratory, adjacent to our office complex in Provo, Utah, houses both Pharmanex and Nu Skin research facilities and technical personnel. We also maintain research facilities in China. Much of our Pharmanex research to date has been conducted in China, where we benefit from a well-educated, low-cost labor pool that enables us to conduct research and clinical trials at a much lower cost than would be possible in the United States.

        We also have collaborative relationships with numerous independent scientists, including scientific advisory boards comprised of recognized authorities in various related disciplines for each of our nutritional and personal care product categories. We maintain collaborative arrangements with prominent universities and research institutions in the United States, Europe and Asia, whose staffs include scientists with expertise in natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies. Some of the university research centers with which we have worked include UC Davis, UCLA, Stanford University, Vanderbilt University, Tufts University, Columbia University, the University of Kansas, the University of Hong Kong School of Medicine and Taiwan Academia Sinica.

        In addition, we evaluate a significant number of product ideas for our Nu Skin and Pharmanex categories presented by outside sources. We utilize strategic licensing and other relationships with vendors for access to directed research and development work.

        In order to provide high-quality nutritional supplements, Pharmanex utilizes a unique 6S Quality Process® in our development and sourcing activities. The 6S Quality Process enhances our ability to provide consumers with safe, effective and consistent products and involves the following steps:

•	Selection. Conducting a scientific review of research and databases in connection with the selection of potential products and ingredients and determining the authenticity, usefulness and safety standards for potential products and ingredients.

•	Sourcing. Investigating potential sources, evaluating the quality of sources and performing botanical and chemical evaluations where appropriate.

•	Structure. Determining the structural profile of natural compounds and active ingredients.

•	Standardization. Standardizing the product’s dosage of biologically relevant active ingredients.

•	Safety. Assessing safety from available research and, where necessary, performing additional tests—such as microbial tests and chemical analyses—for toxins and heavy metals.

•	Substantiation. Reviewing documented pre-clinical and clinical trials and, where necessary and appropriate, initiating studies and clinical trials sponsored by Pharmanex.

Geographic Sales Regions

        We currently sell and distribute our products in 41 markets, employing a direct selling model in each of our markets except China. Our operations are divided into five geographic regions: North Asia, Greater China, North America, South Asia/Pacific and Other Markets. The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2003, 2004 and 2005:

Revenue by Region

	Year Ended December 31,
(U.S. dollars in millions)	2003		2004		2005
North Asia	$ 612.8	62%	$ 640.1	56%	$ 649.4	55%
Greater China	135.5	14	229.8	20	236.7	20
North America	127.6	13	145.7	13	154.1	13
South Asia/Pacific	75.8	8	81.8	7	86.7	7
Other Markets	34.8	3	40.5	4	54.0	5
	$ 986.5	100%	$ 1,137.9	100%	$ 1,180.9	100%

        Additional comparative revenue and related financial information is presented in the tables captioned “Segment Information” in Note 17 to our Consolidated Financial Statements. The information from these tables is incorporated by reference in this Report.

        North Asia. The following table provides information on each of the markets in the North Asia region, including the year it was opened, 2005 revenue and the percentage of our total 2005 revenue for each market:

(U.S. dollars in millions)	Year Opened	2005 Revenue	Percentage of 2005 Revenue

Japan	1993	$ 562.0	48%
South Korea	1996	$ 87.4	7%

        Japan is our largest market and accounted for approximately 48% of total revenue in 2005. We market most of our Nu Skin and Pharmanex products in Japan, along with a limited number of Big Planet offerings. In addition, all three product categories offer a limited number of locally developed products sold exclusively in our Japanese market. In November 2004, we launched the Scanner in Japan, completing that roll-out during 2005, and plan to launch the new S2 Scanner in 2006. We also plan to launch g3 nutritional juice (subject to regulatory approval) and the Nu Skin® Proderm™ Skin Anlayzer in 2006.

        In South Korea, we offer most of our Nu Skin and Pharmanex products, along with a limited number of Big Planet services. During 2005, we made the Scanner available in our walk-in centers and to distributors through the Scanner lease program.

        Greater China. The following table provides information on each of the markets in the Greater China region, including the year it was opened, 2005 revenue and the percentage of our total 2005 revenue for each market:

(U.S. dollars in millions)	Year Opened		2005 Revenue	Percentage of 2005 Revenue

China	2003	Serif" SIZE=2>	$ 102.2	9%
Taiwan	1992		$ 92.4	8%
Hong Kong	1991		$ 42.1	4%

        Our Hong Kong and Taiwan operations are aligned with our global direct selling business model and our global compensation plan. We offer a robust product offering of the majority of our Nu Skin and Pharmanex products in Hong Kong and Taiwan, and only limited Big Planet products and services. The majority of our revenue in these markets comes from orders through our monthly product subscription program, which has led to improved retention of customers and distributors and has streamlined the ordering process.

        In China, we sell many of our Nu Skin products and a locally produced value line of personal care products under the Scion brand name. During 2005 we began selling several key Pharmanex products, including LifePak, and we also placed Scanners in each of our 140 retail stores. Our plans in 2006 include the launch of the S2 Scanner, g3 nutritional juice, and the Nu Skin® ProDerm™ Skin Analyzer.

        We currently do not operate under our global direct selling business model in China as a result of regulatory restrictions on direct selling activities in this market. Consequently, we have developed a retail sales model which utilizes an employed sales force to sell products through fixed retail locations. We rely on this employed sales force to market and sell products at the various retail locations supported by only minimal advertising and traditional promotional efforts. Our retail model in China is largely based upon our ability to attract customers to our retail stores through our employed sales force, to educate them about our products through frequent training meetings, and to obtain repeat purchases from the sales employees and their customers. Our model only allows for product sales to be transacted within our retail stores. We currently have 140 retail locations in operation. The compensation and salary of an employed sales representative is determined based on a variety of factors including the sales productivity of the sales representative and the other representatives he trains and supervises. While our distributor leaders from other markets are able to introduce customers and sales people to our stores, their promotional efforts are limited due to the restrictions on direct selling in this market.

        We employed approximately 3,800 full-time sales representatives in China as of December 31, 2005. Although we enter into labor contracts with all potential new sales representatives, only a small percentage complete the qualification process, become full-time sales representatives and continue as such for an extended period of time. We provide these potential new sales representatives with a minimum base pay and other labor benefits. As of December 31, 2005, we had approximately 6,600 of such sales employees not yet considered full-time sales representatives.

         In September of 2005, the Chinese government announced the adoption of new direct selling regulations that allow sales away from a fixed location through independent contractors, subject to various requirements and restrictions, including restrictions on the ability to pay multi-level compensation. These regulations are not clear in many respects and are subject to various interpretations. In accordance with these new regulations, we have applied for a direct selling license. If and when we obtain a required direct selling license, we plan to begin to adapt our current business model to include a direct selling component that will allow us to engage independent contractors who will be able to sell our products away from a fixed location. We currently anticipate that we will be able to conduct direct selling in several leading provinces and municipalities by the end of 2006, and in additional provinces and municipalities in 2007. Since the new regulations prohibit the use of multi-level compensation plans for direct selling, these independent contractors engaged in direct selling will be compensated for their personal selling efforts only. We plan, however, to continue to operate our retail store/employed sales representative model because we believe it provides us with more flexibility in the manner in which we can operate throughout China and compensate our sales representatives given the restrictions in the new direct selling regulations. For more information concerning the regulatory risks associated with our operations in China, see “Item 1A. Risk Factors — If recently adopted direct selling regulations in China are interpreted or enforced by governmental authorities in a manner that negatively impacts our current business model or our planned dual business model there, or if we are unable to obtain a direct selling license under these regulations, our business in China would be harmed.”

        In addition, the new direct selling regulations require us to maintain “service centers” in any area where we desire to conduct direct selling activities. We expect that our retail stores and offices will qualify as service centers, but we plan to add additional small service centers in 2006 and 2007. The number of service centers to be added will depend upon our development strategy as well as governmental guidelines that are still being developed at the local, provincial, city and/or district levels throughout China.

        North America. The following table provides information on each of the markets in the North America region, including the year it was opened, 2005 revenue and the percentage of our total 2005 revenue for each market:

(U.S. dollars in millions)	Year Opened	2005 Revenue	Percentage of 2005 Revenue

United States	1984	$ 144.5	12%
Canada	1990	$ 9.6	1%

        Substantially all of our Nu Skin and Pharmanex products, as well as our Big Planet products and services, are available for sale in the United States. The Scanner has been a significant focus for us as an important distributor business tool in the United States since its initial introduction in 2003. Coupled with a focus on growing monthly product subscription revenue, the Scanner has been an important factor in the growth of our Pharmanex business in the United States over the last few years. We plan to launch the S2 Scanner and the Nu Skin® ProDerm™ Skin Analyzer during 2006.

        South Asia/Pacific. The following table provides information on each of the markets in the South Asia/Pacific region, including the year it was opened, 2005 revenue and the percentage of our total 2005 revenue for each market:

(U.S. dollars in millions)	Year Opened	2005 Revenue	Percentage of 2005 Revenue

Singapore/Malaysia/Brunei	2000/2001/2004	$ 41.4	4%
Thailand	1997	$ 23.7	2%
Australia/New Zealand	1993	$ 13.3	1%
Indonesia	2005	$ 4.2	*
Philippines	1998	$ 4.1	*

*	Less than 0.5%

        We offer a majority of our Pharmanex and Nu Skin products but very few Big Planet products in South Asia/Pacific. Marketing initiatives in South Asia/Pacific have centered around monthly product subscription orders and the Scanner, which is available in many of our walk-in centers in this region. We commenced operations in Indonesia in August 2005.

        Other Markets. The following table provides information on each of the markets in the Other Markets region, including the year it was opened, revenue for 2005 and the percentage of our total 2005 revenue for each market:

(U.S. dollars in millions)	Year Opened	2005 Revenue	Percentage of 2005 Revenue

Europe(1)	1995	$ 46.0	4%
Latin America and Other(2)	1994	$ 8.0	1%

(1)	Europe includes Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Ireland, Iceland, Israel, Italy, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom.

(2)	Latin America and Other includes Brazil, El Salvador, Guatemala, Honduras and Mexico.

        We currently operate in 18 countries throughout Western, Southern, and Central Europe and offer a full range of Nu Skin, Pharmanex and Big Planet products.

        Over the past year, we continued to invest in our Latin American markets. As a result, we have seen significant growth to our business in Mexico during the past 18 months, due largely to modifications to our compensation model there that have attracted strong distributor leaders. We also continue to invest in our European markets and we recently commenced operations in Hungary and Romania. We plan to commence operations in Russia during the second quarter of 2006 and are looking into other Eastern European markets as well.

Distribution

    Overview.        The foundation of our sales philosophy and distribution system is network marketing. We sell our products through independent distributors who are not employees, except in China where we sell our products through employed retail sales representatives. Our distributors generally purchase products from us for resale to consumers and for personal consumption. Because of the nature of our Big Planet products and services, distributors buy a limited number of our Big Planet products for resale but primarily act as independent sales representatives for our products and receive a commission on product sales from us.

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

        “Active distributors” under our global compensation plan are those distributors who have purchased products for resale or personal consumption during the previous three months. In addition, we have implemented “preferred customer” programs in many of our markets, which allow customers to purchase products—generally on a monthly product subscription basis—directly from us. Throughout this annual report, we include preferred customers who have purchased products for resale or personal consumption during the previous three months in our “active distributor” numbers. While preferred customers are legally very different from distributors, both are considered customers of our products.

        “Executive-level distributors” under our global compensation plan are those distributors who are most seriously pursuing the direct selling opportunity and must achieve and maintain specified personal and group sales volumes for a required period of time. Once an individual becomes an executive-level distributor, he or she can begin to take full advantage of the benefits of commission payments on personal and group sales volume. As a result of direct selling restrictions in China, we have implemented a modified business model utilizing retail stores and an employed sales force. (See the discussion on China in “Geographic Sales Regions.”) Employed full-time sales representatives are those sales representatives that have completed a qualification process. These sales representatives have a monthly volume commitment that is about 50% of the dollar amount of an executive-level distributor’s monthly volume commitment under our global compensation plan. Throughout this annual report, we include full-time sales representatives in China in our “executive-level distributor” numbers in order to provide some level of comparison between our China model and our global direct selling model.

        Our revenue is highly dependent upon the number and productivity of our distributors. Growth in sales volume requires an increase in the productivity and/or growth in the total number of distributors. As of December 31, 2005, we had approximately 803,000 active distributors of our products and services. Approximately 30,000 of these distributors were executive-level distributors. As of each of the dates indicated below, we had the following number of executive distributors in the referenced regions:

Total Number of Executive Distributors by Region

Region	2003		2004		2005
North Asia	17,013		16,637		16,129
Greater China	5,991	(1)	8,827	(1)	7,134	(1)
North America	2,861		3,099		3,443
South Asia/Pacific	2,175		2,076		2,043
Other Markets	1,091		1,377		1,722
Total	29,131		32,016		30,471

(1)	These numbers include employed, full-time sales representatives in China of 3,100, 5,437 and 3,787 for 2003, 2004 and 2005, respectively.

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

         The sponsoring of new distributors creates multiple levels in a network marketing structure. Individuals that a distributor sponsors are referred to as “downline” or “sponsored” distributors. If downline distributors also sponsor new distributors, they create additional levels in the structure, but their downline distributors remain in the same downline network as their original sponsoring distributor.

        Sponsoring activities are not required of distributors and we do not pay any commissions for sponsoring new distributors. However, because of the financial incentives provided to those who succeed in building and mentoring a distributor network that resells and consumes products, many of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. People are often attracted to become distributors after using our products and becoming regular customers. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users. A potential distributor must enter into a standard distributor agreement, which obligates the distributor to abide by our policies and procedures.

        Global Compensation Plan. One of our key competitive advantages is our global sales compensation plan. Under our global compensation plan, a distributor is paid consolidated monthly commissions in the distributor’s home country, in local currency, for the distributor’s own product sales and for product sales in that distributor’s downline distributor network across all geographic markets. Because of restrictions on direct selling in China, our full-time employed sales representatives there do not participate in the global compensation plan, but are compensated according to a retail sales model established for that market. Additionally, while global distributor leaders are compensated based on sales activity of preferred customers and sales employees in China, sales in China do not accrue to satisfy applicable sales volume requirements within the global compensation plan.

        Commissions on the sale of an individual Nu Skin or Pharmanex product can reach approximately 58% of the wholesale price. The actual payout percentage, however, varies depending on a distributor’s level within the global compensation plan. On a global basis, the overall payout on these products has typically averaged approximately 41% to 43%. We believe that our commission payout as a percentage of total sales is among the most generous paid by major direct selling companies.

        From time to time, we make modifications and enhancements to our global compensation plan to help motivate distributors. In addition, we evaluate a limited number of distributor requests on a monthly basis for exceptions to the terms and conditions of the global compensation plan, including volume requirements. While our general policy is to discourage exceptions, we believe that the flexibility to grant exceptions is critical in retaining distributor loyalty and dedication.

        High Level of Distributor Incentives. Based upon management’s knowledge of our competitors’ distributor compensation plans, we believe our global compensation plan is among the most financially rewarding plans offered by leading direct selling companies. There are two fundamental ways in which our distributors can earn money:

•	through retail markups on sales of products purchased by distributors at wholesale; and

•	through a series of commissions on product sales.

        Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per month. Sales volume points are generally based upon a product’s wholesale cost, net of any point-of-sale taxes. As a distributor’s business expands to successfully sponsoring other distributors into the business—who in turn expand their own businesses—a distributor receives a higher percentage of commissions. An executive’s commissions can increase substantially as multiple downline distributors achieve executive status. In determining commissions, the number of levels of downline distributors included in an executive’s commissionable group increases as the number of executive distributorships directly below the executive increases.

        Distributor Support. We are committed to providing high-level support services tailored to the needs of our distributors in each market. We attempt to meet the needs and build the loyalty of distributors by providing personalized distributor services and by maintaining a generous product return policy. Because the majority of our distributors are part time and have only a limited number of hours each week to concentrate on their business, we believe that maximizing a distributor’s efforts by providing effective distributor support has been, and will continue to be, important to our success.

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

        Rules Affecting Distributors. We closely monitor regulations and distributor activity in each market to ensure our distributors comply with local laws. Our published distributor policies and procedures establish the rules that distributors must follow in each market. We also monitor distributor activity to maintain a level playing field for our distributors, ensuring that some are not disadvantaged by the activities of others. We require our distributors to present products and business opportunities ethically and professionally. Distributors further agree that their presentations to customers must be consistent with, and limited to, the product claims and representations made in our literature.

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

        Except in China, products generally may not be sold, and our business opportunities may not be promoted, in traditional retail environments. We have made an exception to this rule by allowing some of our Pharmanex products to be sold in independently owned pharmacies and drug stores meeting specified requirements. Distributors who own or are employed by a service-related business—such as a doctor’s office, hair salon or health club—may make products available to regular customers as long as products are not displayed visibly to the general public in a manner to attract the general public into the establishment to purchase products.

        In order to qualify for commission bonuses, our distributors generally must satisfy specific requirements including achieving at least 100 points, which is approximately $100 in personal sales volume per month. In addition, individual markets may have requirements specific to that country based on regulatory concerns. For example, in the United States, distributors must also:

•	document retail sales or customer connections to established numbers of retail customers; and

•	sell and/or consume at least 80% of personal sales volume.

        We systematically review reports of alleged distributor misbehavior. If we determine one of our distributors has violated any of our policies or procedures, we may terminate the distributor’s rights completely. Alternatively, we may impose sanctions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines and/or withholding of commissions until specified conditions are satisfied, or other appropriate injunctive relief.

        Product Returns. We believe we are among the most consumer-protective companies in the direct selling industry. While the regulations and our operations vary somewhat from country to country, we generally follow a similar procedure for product returns. For 30 days from the date of purchase, our product return policy generally allows a retail customer to return any Nu Skin or Pharmanex product to us directly or to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the end user’s return privilege is at the discretion of the distributor. Our distributors can generally return unused products directly to us for a 90% refund for one year. Through 2004, our experience with actual product returns averaged less than 5% of annual revenue.

    Payment. Distributors generally pay for products prior to shipment. Accordingly, we carry minimal accounts receivable. Distributors typically pay for products in cash, by wire transfer or by credit card. Cash, which represents a significant portion of all payments, is received by order takers in the distribution centers or retail stores in China when orders are placed.

Competition

        Direct Selling Companies. We compete with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition and financial resources than we do. The leading direct selling companies in our existing markets are Avon and Alticor (Amway). We compete for new distributors on the strength of our multiple business opportunities, product offerings, global compensation plan, management, and our international operations. In order to successfully compete in this market and attract and retain distributors, we must maintain the attractiveness of our business opportunities to our distributors.

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

        Big Planet Products and Services. The markets for our Big Planet products and services are also highly competitive. Many of our competitors for these products and services have much greater name recognition and financial resources than we do. We compete in this market by delivering products that are more user friendly than those of our competitors, by developing unique features and product interfaces, by partnering with leading technology vendors whose competitive positioning can assist us and by leveraging our direct selling channel strengths. The market for technology and telecommunication products is very price sensitive, so we rely on our ability to acquire quality services from vendors at prices that allow our distributors to sell at competitive prices while still generating attractive commissions.

Intellectual Property

        Our major trademarks are registered in the United States and in each country where we operate or have plans to operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin, Pharmanex, Big Planet and LifePak. In addition, a number of our products and tools, including the Scanner, are based on proprietary technologies and formulations, some of which are patented or licensed from third parties. We also rely on trade secret protection to protect our proprietary formulas and know-how. Our business is not substantially dependent on any single licensed technology from any third party.

Government Regulation

        Direct Selling Activities. Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high-pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

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

        The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we are subject from time to time to government investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our global compensation plan in the markets impacted by such changes and investigations. Based on research conducted in existing markets, the nature and scope of inquiries from government regulatory authorities and our history of operations in those markets to date, we believe our method of distribution complies in all material respects with the laws and regulations related to direct selling of the countries in which we currently operate.

        As a result of restrictions in China on direct selling activities that prevent us from direct selling our products through independent contractors, we have implemented a retail store model utilizing an employed sales force. The regulatory environment in China is complex. Because we operate a direct selling model outside of China, our operations in China have attracted significant regulatory and media scrutiny since we expanded our operations there in January 2003. China recently adopted new direct selling and anti-pyramiding regulations that are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent distributors. Regulations are subject to discretionary interpretation by municipal and provincial level regulators. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clearly defined rules regarding direct selling activities.

        Because of the Chinese government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies. The scrutiny has increased following adoption of the new direct selling and anti-pyramiding regulations and our business continues to be subject to reviews and investigations by municipal and provincial level regulators. At times, investigations and related actions by government regulators have caused an obstruction to our ability to conduct business in certain locations, and have resulted in a few cases in fines being paid by our company. In each of these cases, we have been allowed to recommence operations after the government’s investigation, and no material changes to our business model were required in connection with these fines and obstructions. We also expect to receive continued guidance and direction as we work with regulators to address our business model and any changes we make to comply with the new direct selling regulations. For more information on the regulatory risks associated with our business in China, see the risk factor under “Section 1A. Risk Factors” entitled “Our operations in China have been subject to significantly governmental scrutiny, and our operations in China may be harmed by the results of such scrutiny.”

        In accordance with the new direct selling regulations, we have applied for a direct selling license. It is not clear when direct selling licenses will be issued and how the government is processing these applications. If and when we receive a direct selling license, we plan to augment our current business model by adding a direct selling component that will allow us to begin to engage independent contractors who will be able to sell our products away from a fixed location. We plan on maintaining our retail store/employed sales representative model because we believe it provides us with more flexibility in the manner in which we can operate throughout China and compensate our sales representatives. For more information on the risks that these regulations could have on our business, see the risk factor under “Section 1.A. Risk Factors” entitled “If recently adopted direct selling regulations in China are interpreted or enforced by governmental authorities in a manner that negatively impacts our current business model or our planned dual business model there, or if we are unable to obtain a direct selling license under these regulations, our business in China could be harmed.”

        Regulation of Our Products. Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, State Attorneys General and other state regulatory agencies in the United States, and the Ministry of Health, Labor and Welfare in Japan and similar government agencies in each market in which we operate. For example, in Japan, the Ministry of Health, Labor and Welfare requires us to have an import business license and to register each personal care product imported into Japan. In Taiwan, all “medicated” cosmetic and pharmaceutical products require registration. In China, personal care products are placed into one of two categories, “general” and “drug.” Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies. The product registration process in China for these products can take from nine to more than 18 months. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. The sale of cosmetic products is regulated in the European Union under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

        Our Pharmanex products are subject to various regulations in the markets in which we operate. In the United States, laboratory analysis by governmental authorities, and the product registration process for these products are regulated by the Food and Drug Administration. Because our products are regulated more like foods under the Dietary Supplement and Health Education Act, we are generally not required to obtain regulatory approval prior to introducing a product into the United States market. None of this infringes, however, upon the FDA’s power to remove an unsafe substance from the market. In our foreign markets, the products are generally regulated by similar government agencies, such as the Ministry of Health and Welfare in Japan and the Department of Health in Taiwan. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products. China has some of the most restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory analysis by governmental authorities, and the product registration process for these products takes approximately two years. We market both “health foods” and “general foods” in China. Our flagship product, LifePak, is currently marketed as a general food with only one of the three main capsules having received “health food” classification. Currently, “general foods” is not an approved category for direct selling and, therefore if final “health food” classification for LifePak is not obtained for this two other capsules in the product prior to our initiation of direct selling activities in the market, we will only market LifePak through our stores as we do today. Additionally, there is some risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel our categorization of product is inconsistent with product claims, ingredients or function, this could limit our ability to market such products in China in their current form.

        The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.” Because of the varied regulations, some products or ingredients that are considered a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In Japan, for example, if a specified ingredient is not listed as a “food” by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food. We experience similar issues in our other markets. As a result, we must often modify the ingredients and/or the levels of ingredients in our products for certain markets. In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product. Because of recent negative publicity associated with some supplements, such as “ephedra” (which we have never marketed) and other potentially harmful ingredients, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.

        Most of our major markets also regulate advertising and product claims regarding the efficacy of products. This is particularly true with respect to our dietary supplements because we typically market them as foods or health foods. Accordingly, these regulations can limit our ability to inform consumers of the full benefits of our products. For example, in the United States, we are unable to claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. In most of our foreign markets we are not able to make any “medicinal” claims with respect to our Pharmanex products. In the United States, the Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. Most of the other markets in which we operate have not adopted similar legislation and we may be subject to more restrictive limitations on the claims we can make about our products in these markets. For example, in Japan, our nutritional supplements are marketed as food products, which significantly limits our ability to make any claims regarding these products. In addition, all product claims must be substantiated. .

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

        Regulation of Our Business Tools. One of our strategies is to develop technologically-advanced business tools designed to help our distributors effectively market our Nu Skin and Pharmanex products. For example, during the last three years we have introduced the Scanner in many of our markets around the world. We are also planning to introduce the Nu Skin® ProDerm™ Skin Analyzer in our markets beginning in 2006. These tools are subject to the regulations of various health, consumer protection and other governmental authorities around the world. These regulations vary from market to market and affect whether our business tools are required to be registered as medical devices, the claims that can be made with respect to these tools, who can use them and where they can be used. We have been subject to regulatory inquiries in the United States, Japan and other countries with respect to the status of the Scanner as a non-medical device. Any determination that medical device clearance is required could require us to expend significant time and resources in order to meet the stringent standards imposed on medical device companies. We are also subject to regulatory constraints on the claims that can be made with respect to the use of our business tools. In Japan, for example, we are limited in our ability to tie the Scanner measurement directly to the consumption of our nutrition products. We expect to face similar regulatory issues in Japan and other markets with respect to the Nu Skin® ProDerm™ Skin Analyzer as we launch it this year.

         Other Regulatory Issues. As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and custom laws that regulate the flow of funds between our subsidiaries and us for product purchases, management services and contractual obligations, such as the payment of distributor commissions.

        As is the case with most companies that operate in our product categories, we receive from time to time inquiries from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws. Negative publicity resulting from inquiries into our operations by United States and state government agencies in the early 1990s, stemming in part from alleged inappropriate product and earnings claims by distributors, and in the late 1990s resulting from adverse media attention in South Korea, harmed our business.

Employees

        As of December 31, 2005, we had approximately 9,000 full- and part-time employees, approximately 3,800 of whom are employed as full-time sales representatives in our China operations. We also had labor contracts with approximately 6,600 potential new sales representatives, only a small percentage of whom are expected to complete the qualification process and become full-time sales representatives. None of our employees is represented by a union or other collective bargaining group, with the exception of the limited number of employees involved in our operations in Brazil. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

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

        Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance in countries where we operate. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. We assume no responsibility or obligation to update these statements to reflect any changes. The forward-looking statements and associated risks set forth herein relate to, among other things:

•	our plans with respect to the launch of the S2 Scanner and the Nu Skin® ProDerm™ Skin Analyzer in various markets;

•	the expectation that our relationship with our current primary suppliers will not end in the near term, and the belief that we could produce or source our personal care products from other suppliers and expand manufacturing capabilities in China, and replace our primary suppliers of Pharmanex products without great difficulty or increased cost;

•	our plans to build and open a nutritional supplement manufacturing facility in China for export by mid-2008;

•	our belief that we can produce sufficient Scanners in our new manufacturing facility in China to support current and future demands in our markets;

•	our plans to continue to develop new, innovative products and to improve and evolve our existing product formulations;

•	our plans to commit resources to research and development in the future;

•	our belief that providing effective distributor support will be important to our success;

•	our plans to continue to enter and expand new markets, including Russia and other Eastern European markets;

•	our plans to add a direct selling component to our business model in China, and

•	our belief that we do not currently foresee a shortage in qualified personnel necessary to operate our business.

        These and other forward-looking statements are subject to various risks and uncertainties including those described below under “Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1A.	RISK FACTORS

        We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report on Form 10-K. These risk factors should be read together with the other items in this Annual Report on Form 10-K, including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Currency exchange rate fluctuations could lower our revenue and net income.

        In 2005, we recognized approximately 88% of our revenue in markets outside of the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, particularly the Japanese yen inasmuch as we generated approximately 48% of our 2005 revenue in Japan, our reported revenue, gross profit and net income will likely be reduced. During the latter-half of 2005, we experienced a significant weakening of the Japanese yen, which harmed our results. Given the global, complex political and economic dynamics that affect exchange rate fluctuations, we cannot estimate future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition. In the event the Japanese yen or other foreign currencies continue to weaken or do not return to previous levels, our results in 2006 would be negatively impacted. Although we attempt to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange rate contracts for the Japanese yen, we cannot be certain these contracts or any other hedging activity will effectively reduce exchange rate exposure. In addition, the Chinese government has recently allowed the yuan to float against the U.S. dollar to a small degree, which will result in exchange rate risk for our Chinese operations as well.

Because our Japanese operations account for a majority of our business, adverse changes in our business operations in Japan would harm our business.

        Approximately 48% of our 2005 revenue was generated in Japan. We have experienced some softness in our business in this market during the past six months, and many of our competitors have seen their businesses in this market contract in the last few years. We believe our operating results have been negatively impacted by a variety of factors, including the unanticipated impact of compensation plan changes, regulatory issues, as well as economic and political conditions. In addition, we continue to face increasing competition from existing and new competitors in Japan. Our financial results would be harmed if our products, business opportunity or planned growth initiatives do not retain and generate continued interest and enthusiasm among our distributors and consumers in this market. If the BioPhotonic Scanner, the ProDerm™ Skin Analyzer and other planned initiatives are delayed, impacted by regulatory constraints or do not generate distributor excitement or attract new distributors or customers in Japan, it may limit our prospects for growth in that market and harm our financial results.

If we are unable to retain our existing independent distributors and recruit additional distributors, our revenue will not increase and may even decline.

        We distribute almost all of our products through our independent distributors (including China sales representatives) and we depend on them to generate virtually all of our revenue. Our distributors may terminate their services at any time, and, like most direct selling companies, we experience high turnover among distributors from year to year. As a result, in order to maintain sales and increase sales in the future, we need to continue to retain existing distributors and recruit additional distributors. To increase our revenue, we must increase the number of and/or the productivity of our distributors.

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

          The number and productivity of our distributors also depends on several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel or our competitors;

•	a lack of interest in, or the technical failure of, existing or new products;

•	the public's perception of our products and their ingredients;

•	the public's perception of our distributors and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	general economic and business conditions; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain distributors in such market.

        Our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. For example, the introduction of the Scanner, changes in compensation incentives (particularly in the United States) and focus on automatic delivery programs have helped generate growth in many of our markets. There can be no assurance that such initiatives will generate excitement among our distributors in the long-term or that planned initiatives tied to the Scanner in markets like the United States, where the Scanner was introduced more than three years ago, will be successful in maintaining distributor activity and productivity. In addition, some initiatives may have unanticipated negative impacts on our markets. For example, during the past year certain modifications we made to compensation incentives in China, Japan and Singapore were not received or understood well by some distributors, resulting in unanticipated negative impacts on distributor numbers and revenue in these markets. The introduction of a new product or key initiative such as the Scanner can also negatively impact other product lines to the extent our distributor leaders focus their efforts on the new product or initiative.

Our operations in China have been subject to significant governmental scrutiny, and our operations in China may be harmed by the results of such scrutiny.

Because of the government’s significant concerns about direct selling activities, government regulators in China scrutinize very closely activities of direct selling companies or activities that resemble direct selling. This scrutiny has increased following adoption of the new direct selling and anti-pyramiding regulations. In the past, the government has taken significant actions against companies that the government found were engaging in direct selling activities in violation of applicable law, including shutting down their businesses and imposing substantial fines. Although China has recently adopted new direct selling regulations, which will allow direct selling activities by companies who have received the appropriate direct selling licenses, we have not received such licenses or authorizations yet. Consequently, we have not implemented our direct sales model in China, but are continuing to use a business model that utilizes retail stores and an employed sales force that we believe complies with applicable regulations. Frequently, individuals, including our competitors, complain to local regulatory agencies that our China business model violates applicable regulations on direct selling. In addition, some of our distributors from outside of China and some of our employed sales representatives have engaged in activities in this market that violated our policies. As a result, we have been subject to, and continue to be subject to, various inquires and investigations by local and provincial regulators regarding our business model and the activities of our sales representatives. These reviews and investigations by government regulators have at times obstructed our ability to conduct business and have resulted in several cases in fines being paid by us, which in the aggregate have been less than 1% of our revenue in China. We may incur similar or more severe sanctions in the future. Occasionally, we have also been asked to cease sales activity in some stores while the regulators review our operations. While, in each of these cases, we have been allowed to recommence operations after the government’s review without material changes to our operations, there is no assurance that this will always be the case. Our operations or results of operations also could be harmed if the results of current reviews or investigations of our operations or activities of our sales representatives delay or impact our ability to obtain a direct selling license.

        With the adoption of new direct selling and anti-pyramiding regulations, the regulatory environment in China is evolving, and officials in the Chinese government often exercise significant discretion in deciding how to interpret and apply applicable regulations. Although we have worked closely with both national and local governmental agencies in implementing our plans, our efforts to comply with local laws may be harmed by the rapidly evolving regulatory climate, concerns about activities resembling direct selling, and any subjective or restrictive interpretation of applicable laws as discussed below, including the new direct selling regulations. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors living outside of China, are not in compliance with applicable regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on our ability to obtain a direct selling license, open new stores or obtain approvals for service centers or expand into new locations, changes to our business model, the termination of required licenses to conduct business, limitations on the number of sales persons we can employ, or other actions, all of which would harm our business.

If recently adopted direct selling regulations in China are interpreted or enforced by governmental authorities in a manner that negatively impacts our current business model or our planned dual business model there, or if we are unable to obtain a direct selling license under these regulations, our business in China would be harmed.

        Towards the end of 2005, Chinese regulators adopted anti-pyramiding and new direct selling regulations. These regulations contain significant restrictions and limitations, including a restriction on multi-level compensation for independent distributor selling away from a fixed location. Although we have applied for a direct selling license and anticipate that we will be able to obtain a direct selling license under these regulations, there can be no assurance that we will be able to obtain such a license. The timing, the factors taken into consideration and the process that the government will follow in processing applications and granting direct selling licenses are not clear, and our future growth in China could be harmed if we do not receive a direct selling license, or if the direct selling application process is delayed further than anticipated. These new regulations are not yet well understood, and there continues to be some confusion and uncertainty as to the meaning of the new regulations and their scope, and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these new regulations and the impact of these new regulations on pending regulatory reviews and investigations. Our business and our growth prospects would be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations as applying to our retail store/employed sales representative business model, or if regulations are interpreted in such a manner that our current method of conducting business through the use of employed sales representatives or our planned implementation of direct selling is found to violate applicable regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee's salary and compensation, violates the restriction on multi-level compensation in the new regulations. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our planned direct selling business. In addition, there can be no assurance that we will be able to successfully grow our business through direct selling activities given the restrictive nature of the new direct selling regulations. If we are unable to obtain approvals for service centers in China as quickly as we would like, our ability to grow our business there could be negatively impacted.

        The new direct selling regulations and supplemental rules recently adopted in China require us to establish a service center in each area where we conduct direct selling activities. We will be required to obtain approval from local governmental authorities for each service center we intend to establish. The local approval processes vary and remain uncertain in some areas. The local governmental officials also have broad discretion in approving these service centers. If regulators fail to approve licenses for service centers at a rate that meets our growth demands, this could limit our ability to obtain direct selling licenses in some provinces and harm our business.

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

        In March 2003, the FDA questioned the status of the BioPhotonic Scanner as a non-medical device. We subsequently filed an application with the FDA to have it classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the BioPhotonic Scanner is a medical device including the claims that we or our distributors make about it. We have faced similar uncertainties and regulatory issues in other markets with respect to the status of the BioPhotonic Scanner as a non-medical device and the claims that can be made in using it. For example, during the past year we faced regulatory inquiries in Japan, Korea and Singapore regarding distributor claims with respect to the Scanner. A determination in any of these markets that it is a medical device or that distributors are using it to make medical claims or perform medical diagnoses could negatively impact our plans for or use of the BioPhotonic Scanner in such market. Regulatory scrutiny of the Scanner may also dampen distributor enthusiasm and hinder the ability of distributors to effectively utilize the Scanner. In the event medical device clearance is required in any market, obtaining clearance could require us to provide documentation concerning its clinical utility and to make some modifications to its design, specifications and manufacturing process in order to meet stringent standards imposed on medical device companies. There can be no assurance we would be able to provide such documentation and make such changes promptly or in a manner that is satisfactory to regulatory authorities.

Technical and regulatory issues associated with the Nu Skin® ProDerm™ Skin Analyzer could negatively impact the success of this program, which could harm our business.

        Our plans to introduce the Nu Skin® ProDerm™ Skin Analyzer in our various markets are subject to risks and uncertainties. We are currently in the process of finalizing the hardware and software design specifications, and if we experience difficulties or delays in completing this process that prevent us from meeting our launch schedules, our business may be harmed. Our plans are also subject to regulatory risks, particularly in Japan, where we are currently working through the regulatory process for the planned introduction of the ProDerm™ Skin Analyzer in that market. It appears that regulatory restrictions in Japan may impose limitations on the use of this tool and on claims that may be made in connection with its use. Such limitations in Japan or any other markets could weaken the ability of our distributors to utilize this tool in building their businesses, and could dampen distributor enthusiasm surrounding it.

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

        A significant percentage of our revenue growth over the past decade has been attributable to our expansion into new markets. For example, the revenue growth we experienced in 2003 and 2004 was due in part to our successful expansion of operations into China. Moreover, our growth over the next several years depends in part on our ability to successfully introduce our products and our distribution system into new markets, including Russia and further development of China and Eastern Europe. In addition to the regulatory difficulties we may face in gaining access into these new markets, we could face difficulties in achieving acceptance of our premium-priced products in developing markets. In the past, we have struggled to operate successfully in developing country markets, such as Latin America. This may also be the case in Eastern Europe and the other new markets into which we currently intend to expand. If we are unable to successfully expand our operations into these new markets, our opportunities to grow our business may be limited, and, as a result, we may not be able to achieve our long-term objectives.

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

        As of December 31, 2005, we had approximately 803,000 active independent distributors, sales representatives and preferred customers, including approximately 30,000 executive level distributors or full-time sales representatives. Approximately 446 distributors occupied the highest distributor level under our global compensation plan as of that date. These distributors, together with their extensive networks of downline distributors, account for substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in the distributor’s network of downline distributors, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our distributor growth and our revenue.

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

Increases in duties on our imported products in our markets outside of the United States or adverse results of tax audits in our various markets could reduce our revenue, negatively impact our operating results and harm our competitive position.

Historically, we have imported most of our products into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. We are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. Currently, customs audits are underway in a number of our markets. We were recently assessed by the Japan customs authorities for additional duties on products imported into Japan, and we are currently contesting this assessment. Audits are also often focused on whether or not certain expenses are deductible for tax purposes in a given country. In Taiwan, we are currently subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order avoid the running of the statute of limitations with respect to the 1999 and 2000 tax years, the Taiwan tax authorities have disallowed our commission expense deductions for those years and assessed us a total of approximately $18.7 million. We are contesting this assessment and are in discussions with the tax authorities in an effort to resolve this matter. To the extent we are unable to successfully defend ourselves against such audits and reviews, we may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact our gross margins and operating results.

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

        For approximately ten years, we have acquired ingredients and products from a supplier that currently manufactures approximately 31% of our Nu Skin personal care products. In addition, we currently rely on two suppliers for a majority of Pharmanex nutritional supplement products, one of which supplies approximately 35% and the other of which supplies approximately 22%. In the event we were to lose any of these suppliers and experience any difficulties in finding or transitioning to alternative suppliers, this could harm our business. In addition, we obtain some of our products from sole suppliers. We also license the right to distribute some of our products from third parties. Although none of these products individually represent a substantial portion of our revenue, in the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers. If we are unable to successfully respond to such issues our business could be harmed.

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

        Our success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. These employees may voluntarily terminate their employment with us at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. We do not carry key person insurance for any of our personnel. Although we have signed offer letters or written agreements summarizing the compensation terms for some of our senior executives, we have generally not entered into formal employment agreements with our executive officers. If we lose the services of our executive officers or key employees for any reason, our business, financial condition and results of operations could be harmed.

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

        Because of our diverse geographic operations and our complex distributor compensation plan, our business is highly dependent on efficiently functioning information technology systems. These systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We have adopted a Business Continuity/Disaster Recovery Plan, which is in the process of being implemented. Our primary data sets are archived and stored at third-party secure sites, but we have not contracted for a third-party recovery site. Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our revenue and profits.

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

        Our Class A common stock closed at $20.15 per share on March 31, 2004 and closed at $18.08 per share on February 28, 2006. During this two-year period, our Class A common stock traded as low as $15.35 per share and as high as $28.15 per share. Many factors could cause the market price of our Class A common stock to fall. Some of these factors include:

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

As of February 28, 2006, our original stockholders, together with their family members, estate planning entities and affiliates, controlled approximately 26% of the combined stockholder voting power, and their interests may be different from yours.

        The original stockholders of our company, together with their family members and affiliates, have the ability to influence the election and removal of the board of directors and, as a result, future direction and operations of our company. As of February 28, 2006, these stockholders owned approximately 18% of the voting power of the outstanding shares of Class A common stock. Accordingly, they may influence decisions concerning business opportunities, declaring dividends, issuing additional shares of Class A common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets. They may make decisions that are adverse to your interests.

If our stockholders sell a substantial number of shares of our Class A common stock in the public market, the market price of our Class A common stock could fall.

        Several of our principal stockholders hold a large number of shares of the outstanding Class A common stock. Any decision by any of our principal stockholders to aggressively sell their shares could depress the market price of our Class A common stock. As of February 28, 2006, we had approximately 70.2 million shares of Class A common stock outstanding. All of these shares are freely tradable, except for approximately 18 million shares held by certain stockholders who participated in our October 2003 recapitalization transaction wherein we repurchased approximately 10.8 million of our shares from our original stockholders and their affiliates and facilitated their resale of approximately 6.2 million additional shares to a group of private equity investors. Under the terms of our repurchase, our original stockholders agreed to a two-year lock-up that expired on October 22, 2005. These stockholders also agreed that, after the expiration of the two-year lock-up agreement in October 2005, they will be subject to certain volume limitations with respect to open market transactions. In the event these lock-up restrictions were removed, the resulting sales could cause the price of our Class A common stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

        Our principal properties consist of the following:

        Operational Facilities. These facilities include administrative offices, walk-in centers, and warehouse/distribution centers. Our operational facilities measuring 50,000 square feet or more include the following:

•	our worldwide headquarters in Provo, Utah;

•	our worldwide distribution center/warehouse in Provo, Utah; and

•	our distribution center in Tokyo, Japan.

        Manufacturing Facilities. Each of our manufacturing facilities measure 50,000 square feet or more, and include the following:

•	our nutritional supplement manufacturing facility in Zhejiang Province, China;

•	our personal care manufacturing facility in Shanghai, China; and

•	our Scanner manufacturing facility in Shanghai, China.

        Retail Stores. We currently operate 140 stores in 30 provinces throughout China, measuring a total of approximately 296,010 square feet.

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

        On October 29, 2004, a motion for preliminary injunction was filed by Caroderm, Inc. (“Caroderm”) in the action Caroderm, Inc. and University of Utah Research Foundation v. Nu Skin Enterprises, Inc., Niksun Acquisition Corporation, et. al.., Third Judicial District Court, Salt Lake County, State of Utah. The complaint was filed in this action on July 16, 2004 by Caroderm, which is a separate licensee of the technology utilized in the Scanne. The motion and complaint alleged that we are in violation of the terms of our license because of alleged use of the Scanner for medical diagnostic purposes or in medical clinical settings. The complaint and motion sought an order of the court enjoining and restraining us and requiring us to take steps to stop the use of the Scanner by our distributors for medical diagnostic purposes or in a medical clinical setting in excess of our granted field of use. After a five-day bench trial held the week of April 25, 2005, the court denied Caroderm’s claim for injunctive relief. Caroderm subsequently appealed this decision. On March 7, 2006, we signed an Agreement and Plan of Merger pursuant to which we acquired Caroderm. As a result, Caroderm’s appeal was subsequently dismissed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NUS.” The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2004 and 2005 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2004	$ 21.97	$ 16.65
June 30, 2004	25.91	20.55
September 30, 2004	28.15	23.03
December 31, 2004	25.75	16.27

Quarter Ended	High	Low

March 31, 2005	$ 25.55	$ 20.07
June 30, 2005	24.62	20.57
September 30, 2005	25.86	18.95
December 31, 2005	19.29	15.35

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

        The closing price of our Class A common stock on February 28, 2006, was $18.08. The approximate number of holders of record of our Class A common stock as of February 28, 2006 was 610. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

        We declared and paid a $0.08 per share dividend for Class A common stock in March, June, September and December of 2004, and a $0.09 per share quarterly dividend for Class A common stock in March, June, September and December of 2005. The board of directors declared a quarterly cash dividend of $0.10 per share of Class A common stock on February 1, 2006. This quarterly cash dividend will be paid on March 22, 2006, to stockholders of record on March 3, 2006. Management believes that cash flows from operations will be sufficient to fund this and future dividend payments, if any.

        We expect to continue to pay dividends on our common stock. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Issuer

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)
October 1 - 31, 2005	65,000		$ 17.25	65,000	$ 56.6
November 1 - 30, 2005	185,074		$ 17.17	184,000	$ 53.6
December 1 - 31, 2005	70,000		$ 17.59	70,000	$ 52.5
Total	320,074	(2)	$ 17.28	319,000

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock in open market transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $160.0 million is currently authorized. As of December 31, 2005, we had repurchased approximately $107.5 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)

We have authorized the repurchase of shares acquired by our employees in certain foreign markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 1,074 shares for November relate to repurchases from such employees at an average per share purchase price of $17.25.

ITEM 6.	SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of and for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 have been derived from the audited consolidated financial statements.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(U.S. dollars in thousands, except per share data)
Income Statement Data:
Revenue	$ 885,621	$ 964,067	$ 986,457	$ 1,137,864	$ 1,180,930
Cost of sales	178,083	190,868	176,545	191,211	206,163
Gross profit	707,538	773,199	809,912	946,653	974,767
Operating expenses:
Selling expenses	347,452	382,159	407,088	487,631	497,421
General and administrative expenses	288,605	285,229	289,925	333,263	354,223
Restructuring and other charges	—	—	5,592	—	—
Total operating expenses	636,057	667,388	702,605	820,894	851,644
Operating income	71,481	105,811	107,307	125,759	123,123
Other income (expense), net	8,380	(2,886)	432	(3,618)	(4,172)
Income before provision for income taxes	79,861	102,925	107,739	122,141	118,951
Provision for income taxes	29,548	38,082	39,863	44,467	44,918
Net income(1)	$ 50,313	$ 64,843	$ 67,876	$ 77,674	$ 74,033
Net income per share:
Basic	$ 0.60	$ 0.79	$ 0.86	$ 1.10	$ 1.06
Diluted	$ 0.60	$ 0.78	$ 0.85	$ 1.07	$ 1.04
Weighted-average common shares outstanding (000s):
Basic	83,472	81,731	78,637	70,734	70,047
Diluted	83,915	83,128	79,541	72,627	71,356

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$ 75,923	$ 120,341	$ 122,568	$ 120,095	$ 155,409
Working capital	153,495	181,942	149,324	117,401	149,098
Total assets	546,024	577,794	591,059	609,737	678,866
Current portion of long-term debt	—	—	17,915	18,540	26,757
Long-term debt	73,718	81,732	147,488	132,701	123,483
Stockholders' equity	379,890	386,486	290,248	296,233	354,628

Supplemental Operating Data (at end of period):
Approximate number of active distributors(2)	558,000	566,000	725,000	820,000	803,000
Number of executive distributors(2)	24,839	27,915	29,131	32,016	30,471

(1)

In January 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Assuming no amortization of goodwill and other indefinite lived intangibles for all periods presented prior to adoption, net income would have been $57.0 million for the year ended December 31, 2001. For 2003, net income includes a pre-tax, non-recurring charge of $5.6 million due to restructuring and other charges incurred during the third quarter.

(2)

Active distributors include preferred customers and distributors purchasing products directly from us during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required personal and group sales volumes. Following the opening of our retail business in China during 2003, active distributors includes 117,000, 147,000 and 116,000 preferred customers in China and executive distributors includes 3,100, 5,437 and 3,787 employed, full-time sales representatives for the years ended December 31, 2003, 2004 and 2005, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, which are included in this Annual Report on Form 10-K.

Overview

        We are a leading, global direct selling company with 2005 revenue of $1.18 billion and a global network of over 800,000 active independent product distributors and preferred customers who purchase our products for resale and for personal use. Approximately 30,000 of these distributors are executive level distributors, who play an important leadership role in our distribution network and are critical to the growth of our business. We develop and market premium-quality personal care products under the Nu Skin brand, science-based nutritional supplements under the Pharmanex brand, and technology-related products and services under the Big Planet brand. We currently operate in 41 markets throughout Asia, the Americas and Europe.

        Our revenue depends on the number and productivity of our active independent distributors and executive distributor leaders. We have been successful in attracting and motivating distributors by:

•	developing and marketing innovative, technologically advanced products;

•	providing compelling initiatives, advanced technological tools and strong distributor support; and

•	offering attractive incentives that motivate distributors to build sales organizations.

        Our distributors market and sell our products based on the distinguishing benefits and innovative characteristics of our products. As a result, it is vital to our business that we continuously leverage our research and development resources to develop and introduce innovative products and provide our distributors with an attractive portfolio of products. We also offer unique initiatives and business tools, such as our technologically-advanced Pharmanex® BioPhotonic Scanner (the “Scanner”), to help distributors effectively differentiate our earnings opportunity and product offering. If we experience delays or difficulties in introducing compelling products or attractive initiatives or tools into a market, this can have a negative impact on revenue.

        We have developed a global distributor compensation plan and other incentives designed to motivate our distributors to market and sell our products and to build sales organizations around the world and across product lines. Our global compensation plan helps us to rapidly introduce products and penetrate our markets with little up-front promotional expense. As a result of the global nature of our distributor incentives, however, the opening of a new market or the introduction of a new product or key initiative such as the Scanner, however, can negatively impact other markets or product lines to the extent our distributor leaders focus their efforts on the new market, product, or initiative. We have also continued to expand and promote product subscription and loyalty programs in many of our markets that provide incentives for customers to commit to purchase a specific amount of products on a monthly basis. We believe these subscription programs have improved customer retention, have had a stabilizing impact on revenue and have helped generate recurring sales for our distributors. Subscription orders represented 42% of our revenue in 2005 compared to 29% in the prior year.

        In 2005, we generated approximately 82% of our revenue from our Asian markets, with sales in Japan representing approximately 48% of revenue. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, in particular fluctuations between the Japanese yen and the U.S. dollar, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to network marketing activities and nutritional supplements that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations. For more information about these risks and challenges we face, please refer to “Note Regarding Forward-Looking Statements.”

Income Statement Presentation

        We recognize revenue in five geographic regions and we translate revenue from each market’s local currency into U.S. dollars using quarterly weighted-average exchange rates. The following table sets forth revenue information by region for the periods indicated. This table should be reviewed in connection with the tables presented under “Results of Operations,” which disclose selling expenses and other costs associated with generating the aggregate revenue presented.

	Year Ended December 31,
Revenue by Region	2003		2004		2005
	(U.S. dollars in millions)
North Asia	$ 612.8	62%	$ 640.1	56%	$ 649.4	55%
Greater China	135.5	14	229.8	20	236.7	20
North America	127.6	13	145.7	13	154.1	13
South Asia/Pacific	75.8	8	81.8	7	86.7	7
Other Markets	34.8	3	40.5	4	54.0	5
	$ 986.5	100%	$ 1,137.9	100%	$ 1,180.9	100%

        Cost of sales primarily consists of:

•	cost of products purchased from third-party vendors, generally in U.S. dollars;

•	manufacturing costs of self-manufactured products;

•	the cost of sales materials which we sell to distributors at or near cost;

•	the amortization expenses associated with certain products and services such as the Scanners that are leased to distributors;

•	the freight cost of shipping products to distributors and import duties for the products; and

•	royalties and related expenses for licensed technologies.

        We source the majority of our products from third-party manufacturers located in the United States. Due to Chinese government restrictions on the importation of finished goods applicable to the current scope of our business in China, we are required to manufacture the bulk of our own products for distribution in China. We are also considering plans to manufacture more products in China for export in order to reduce our cost of sales. Cost of sales and gross profit may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party suppliers. In addition, because we purchase a significant majority of our goods in U.S. dollars and recognize revenue in local currencies, we are subject to exchange rate risks in our gross margins.

        Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include distributor commissions as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to our employed sales representatives in China. Our global compensation plan, which we employ in all of our markets except China, is an important factor in our ability to attract and retain distributors. We pay monthly commissions to several levels of distributors on each product sale based upon a distributor’s personal and group product volumes, as well as the group product volumes of up to six levels of executive distributors in such distributor’s downline sales organization. We do not pay commissions on sales materials, which are sold to distributors at or near cost. Small fluctuations occur in the amount of commissions paid as the network of distributors actively purchasing products changes from month to month. However, due to the size of our distributor force of over 800,000 active distributors, the fluctuation in the overall payout is relatively small. The overall payout has typically averaged from 41% to 43% of global product sales. From time to time, we make modifications and enhancements to our global compensation plan to help motivate distributors and develop leadership characteristics, which can have an impact on selling expenses.

        Distributors also have the opportunity to make retail profits by purchasing products from us at wholesale and selling them to customers with a retail mark-up. We do not pay commissions on these retail sales by distributors nor do we recognize any revenue from these retail sales. In many markets, we also allow individuals who are not distributors, whom we refer to as “preferred customers”, to buy products directly from us at wholesale prices. We pay commissions on preferred customer purchases to the referring distributors.

        General and administrative expenses include:

•	wages and benefits;

•	rents and utilities;

•	depreciation and amortization;

•	promotion and advertising;

•	professional fees;

•	travel;

•	research and development; and

•	other operating expenses.

        Labor expenses are the most significant portion of our general and administrative expenses. Promotion and advertising expenses include costs of distributor conventions held in various markets worldwide, which we expense in the period in which they are incurred. Because our various distributor conventions are not always held during each fiscal year, their impact on our general and administrative expenses may vary from year to year. For example, we have typically held our global distributor convention and our Japan distributor convention, our two most expensive conventions, every 18 months. Therefore, we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods and year-over-year comparisons have been impacted accordingly. We held global distributor conventions in February 2004 and October 2005 and Japan distributor conventions in February 2003 and November 2004. We held a Japan distributor convention in March 2006. In the future, we plan to begin holding global conventions every 24 months instead of every 18 months.

        Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates in 2005 were approximately 17.5% in Hong Kong, 25% in Taiwan, 27.5% in South Korea, 46% in Japan and 24% in China. In China, we benefited from a tax holiday until the end of 2005. We will be subject to a reduced tax rate of 50% of the statutory rate in China for 2006, 2007 and 2008, after which time we will be subject to the full statutory rate. We are subject to taxation in the United States at the statutory corporate federal tax rate of 35% and we pay taxes in multiple states within the United States at various tax rates.

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

        Income Taxes. We account for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2005, we had net deferred tax assets of $31.3 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining the extent of valuation allowances required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

        We are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies” and believe we have appropriately provided for income taxes for all years. Several factors drive the calculation of our tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to our reserves, which would impact our reported financial results. The Financial Accounting Standards Board is currently considering changes to accounting for uncertain tax positions. Because the nature and extent of these changes are not fully known, we are not able to predict the impact on our tax contingency reserves, if any.

        Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are no longer amortized. Our intangible assets with definite lives are recorded at cost and are amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note 5 to the Consolidated Financial Statements).

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

Results of Operation

        The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2003	2004	2005

Revenue	100.0%	100.0%	100.0%
Cost of sales	17.9	16.8	17.5

Gross profit	82.1	83.2	82.5

Operating expenses:
Selling expenses	41.3	42.9	42.1
General and administrative expenses	29.4	29.3	30.0
Restructuring and other charges	.5	—	—

Total operating expenses	71.2	72.2	72.1

Operating income	10.9	11.0	10.4
Other income (expense), net	—	(.3)	(.3)

Income before provision for income taxes	10.9	10.7	10.1
Provision for income taxes	4.0	3.9	3.8

Net income	6.9%	6.8%	6.3%

2005 Compared to 2004

        Overview

        Revenue in 2005 increased 4% to $1.18 billion from $1.14 billion in 2004. The revenue increase is also attributable in part to a 1% positive impact of changes in foreign currency exchange rates. The revenue increase in 2005 was a result of year-over-year growth in Korea, Taiwan, Europe and the United States, and expansion into Indonesia. During 2005, we continued to see the positive impact of our Scanner and monthly product subscription programs. Subscription orders represented 42% of our revenue in 2005, compared to 29% in the prior year. We believe that these programs are strengthening our recurring revenue base and are improving customer retention rates, as well as helping our distributor leaders build their sales organizations. Reported revenue in 2005 was negatively impacted by a weakening of the Japanese yen during the second half of the year which declined from 111.62 yen to the U.S. dollar on July 1, 2005 to 117.94 yen to the U.S. dollar on December 31, 2005. Revenue growth in 2005 was also negatively impacted by declines in local currency revenue in China and Japan in the second half of the year. Our active and executive distributor counts were down 2% and 5% in 2005 compared to 2004, respectively, primarily due to declines in China and Japan as discussed below.

        Earnings per share in 2005 decreased by 3%, or $0.03 per share, compared to 2004, primarily as a result of a lower gross margin, higher general and administrative expenses and a higher effective tax rate.

        Revenue

        North Asia. The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2004	2005	Change

Japan	$ 574.4	$ 562.0	(2%)
South Korea	65.7	87.4	33%
North Asia total	$ 640.1	$ 649.4	1%

        Revenue in Japan decreased 2% in 2005 compared to 2004 and was negatively impacted 1% by changes in foreign currency exchange rates following a significant weakening of the Japanese yen during the second half of the year. In local currency, revenue in Japan decreased 1% as a result of a local currency decline in the second half of the year. This decline was a result of the following:

•	modifications to distributor incentives that appear to have negatively impacted revenue later in the second half of the year and resulted in declines in executive distributors;

•	a slower than expected market response to our roll-out of the Scanner program during 2005 due to regulatory contstraints; and

•	our scale-back of the Scanner roll-out and related promotional campaigns during the latter part of 2005 in anticipation of the 2006 launch of the second-generation model of the Scanner (the “S2” or the "Scanner").

        In 2005 we made some modifications to our compensation plan in Japan similar to changes that had been successfully implemented previously in other markets, including the United States. Upon review of our second-half results in Japan, it appears that the changes in incentives did not have the same positive impact as they did in other markets and contributed to the decline in revenue. Effective April 1, 2006, we are implementing some enhancements to distributor incentives in Japan in order to address the negative impacts resulting from previous modifications. We believe that these initiatives will have a positive impact on our business in this market.

        While we have successfully dealt with regulatory restrictions in the past with respect to our nutritional sales in Japan, the regulatory environment appears to have resulted in a slower than expected response to our 2005 Scanner roll-out in Japan. Our nutritional supplements are sold as foods in Japan, which limits the claims we can make with respect to such products, including an inability to claim that our products increase antioxidant levels. In addition, although we are able to link the Scanner measurement to a more general nutritional assessment (which we are not able to do in most of our other markets), we are not able to link it to a specific measure of carotenoid antioxidant levels. We are also limited in our ability to tie the Scanner measurement directly to the consumption of our nutrition products.

        In addition to launching the S2 Scanner in Japan in 2006, subject to regulatory approval, we plan to launch our g3 nutritional juice, which contains a highly concentrated mix of several types of antioxidants including carotenoid antioxidants. We anticipate that these initiatives will positively impact our nutritional revenue in this market. We are also planning to launch our Nu Skin® ProDerm™ Skin Analyzer, a handheld skin analysis tool. Based on recent discussions with Japanese regulators, there are indications that certain limitations may be imposed on the use of the ProDerm™ tool. It appears that we will be able to use the ProDerm™ to provide close-up skin images, but we may not be able to use the ProDerm™ to provide a score that quantifies skin condition and attributes as will be the case in other markets.

        South Korea generated its eighth consecutive quarter of year-over-year growth in the fourth quarter of 2005, with local currency revenue growth of 19% in 2005 compared to 2004 as well as significant growth in our active and executive distributor counts. We believe that these results are due to strong product and other initiatives and alignment of our distributor leaders behind these initiatives.

        Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2004	2005	Change

China	$ 105.6	$ 102.2	(3%)
Taiwan	82.8	92.4	12%
Hong Kong	41.4	42.1	2%
Greater China total	$ 229.8	$ 236.7	3%

        Revenue growth in Greater China was primarily a result of year-over-year growth in Taiwan. The region also benefited from a 2% positive impact of changes in foreign currency exchange rates.

        China revenue decreased by 3% in 2005 compared to 2004. We experienced sequential growth in our business in China during the first half of the year following the introduction of Pharmanex products and the Scanner. Our business declined, however, during the second half of the year as a result of changes we made to our compensation plan in China in July of 2005 in order to prepare for anticipated direct selling regulations in that market. These changes negatively impacted our revenue during the second half of the year as our sales representatives adapted to them. In addition, in September, the Chinese government announced the adoption of the new direct selling regulations. Consumer uncertainty regarding the impact of the new regulations increased following publication of the new regulations, also negatively impacting our sales during the second half of the year. These issues contributed to a 30% decline in our sales representative count in 2005 compared to 2004.

        With the adoption of the new direct selling regulations, we have applied for a direct selling license with the Chinese government, and the application process is ongoing. While the timing of the application process is uncertain, we plan to begin to adapt our current retail business model to include a direct selling component if and when we are able to obtain a direct selling license. This will allow us to engage independent contractors who will be able to sell products away from a fixed location. The new regulations prohibit the use of multi-level compensation plans for direct selling, however, so we will compensate the independent contractors based on their personal selling efforts only. We plan, however, to maintain our retail store/employed sales representative model because we believe it provides us with more flexibility in the manner in which we conduct business in China, including the manner in which we compensate our full-time sales representatives. For a discussion of the risks to our business and uncertainties associated with the adoption of the new regulations in China, please refer to the section below entitled “Note Regarding Forward-Looking Statements”.

        In 2006, we plan to launch the S2 Scanner and g3 juice. We also plan to launch the Nu Skin® ProDerm™ Skin Analysis tool, which we believe will help reinvigorate enthusiasm for our Nu Skin products following declines in Nu Skin sales during the past year as sales leaders shifted their focus towards Pharmanex products. We also plan to continue to invest resources in continued expansion and build-out of our infrastructure in China.

        Taiwan and Hong Kong each generated revenue growth in 2005 compared to the prior year. In local currency, Taiwan grew 8% in 2005 compared to 2004, driven by success with the Scanner program. We saw a leveling of business in Taiwan during the second half of the year, with revenue down in the fourth quarter on a year-over-year basis. Fourth quarter revenue in Hong Kong was also down year-over-year in the fourth quarter, due to Pharmanex sales to China sales representatives shifting to China with the 2005 launch of Pharmanex products in that market.

        North America. The following table sets forth revenue for the North America region and its principal markets (U.S. dollars in millions):

	2004	2005	Change

United States	$ 135.7	$ 144.5	6%
Canada	10.0	9.6	(4%)
North America total	$ 145.7	$ 154.1	6%

        Revenue in the United States grew 6% in 2005 compared to 2004 and was positively impacted by:

•	the Scanner program;

•	our monthly product subscription program; and

•	the launch of a number of new, innovative Pharmanex, Nu Skin and Big Planet products.

        In early 2005 we launched Photomax, a Big Planet digital imaging service, and during the fourth quarter of 2005 we launched a newly reformulated LifePak product. In 2006, we plan to launch the S2 Scanner and the Nu Skin® ProDerm™ skin analysis tool in the United States in order to help drive further revenue growth.

        South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2004	2005	Change

Singapore/Malaysia/Brunei	$ 40.0	$ 41.4	3%
Thailand	25.6	23.7	(7%)
Australia/New Zealand	13.1	13.3	2%
Indonesia	—	4.2	—
Philippines	3.1	4.1	32%
South Asia/Pacific total	$ 81.8	$ 86.7	6%

        Revenue in South Asia/Pacific increased 6% in 2005 compared to 2004, and was positively impacted 1% by changes in foreign currency exchange rates. The increase in local currency revenue in this region was due primarily to revenue generated in Indonesia following its August 2005 opening. Revenue growth in Singapore/Malaysia/Brunei was somewhat offset by declines in the second half of the year as some of our distributor leaders in these markets focused their attention on business opportunities in Indonesia and away from their home markets, as well as negative impacts from modifications to distributor incentives implemented in September of 2005. Following four years of solid growth in Thailand, our business softened in 2005.

        Other Markets. The following table sets forth revenue for our Other Markets (U.S. dollars in millions):

	2004	2005	Change

Europe	$ 36.6	$ 46.0	26%
Latin America	3.9	8.0	105%
Other Markets total	$ 40.5	$ 54.0	33%

        Revenue growth in Europe was a result of success with the Scanner, our product subscription program, and expansion into Eastern Europe. These initiatives positively impacted distributor leadership, resulting in a 27% growth in our executive distributor count. Following modifications to our business model in Latin America two years ago, we have experienced rapid growth in that region in terms of revenue and distributor numbers, particularly in Mexico. Towards the end of 2005, we began to experience a slowing of growth rates in this region.

        Gross profit

        Gross profit as a percentage of revenue decreased to 82.5% in 2005, compared to 83.2% in 2004, as a result of increased amortization costs associated with the continued global expansion of the Scanner, and the strengthening of the U.S. dollar, particularly against the Japanese yen, during the second half of the year.

        Selling expenses

        Selling expenses as a percentage of revenue decreased to 42.1% in 2005 from 42.9% in 2004. Selling expenses increased to $497.4 million from $487.6 million in 2004. The decrease in selling expenses as a percentage of revenue is due primarily to the following:

•	short-term sales incentives paid in Japan in 2004 that were not paid in 2005;

•	the continued global expansion of the Scanner program, as no commissions are paid on lease revenue; and

•	slightly lower incentive expenses in China.

        General and administrative expenses

        General and administrative expenses as a percentage of revenue increased to 30.0% in 2005 from 29.3% in 2004. General and administrative expenses increased to $354.2 million in 2005 from $333.3 million in 2004. General and administrative expenses in 2005 were impacted by the incremental costs associated with our investment in various growth initiatives, including further development of China, Latin America and Europe, new market openings, and the global expansion of the Scanner program. Beginning in 2006, we will be required to begin expensing stock-based compensation granted to employees as a result of new accounting rules. Had we recognized compensation cost for stock options in 2005 according to the methodology prescribed under the new rules, our general and administrative expenses would have been approximately $9.4 million higher that year.

         In addition, we recently announced plans to implement a restructuring initiative during the first half of 2006 designed to (i) eliminate organizational redundancies, (ii) revamp administrative support functions, (iii) prioritize investments to favor profitable initiatives and markets, and (iv) increase efficiencies in the supply chain process. In connection with this initiative, we expect to incur employee severance costs of approximately $10 to $20 million and $5 million related to various other streamlining intitiatves. Additionally, in February 2006, as a result of our launch of and transition to our second-generation BioPhotonic Scanner, we determined it would be necessary to write down the book value of the existing inventory of the prior model of the Scanner of approximately $20 million. As a result of these initiatives, we expect to incur a total cost of $30 to $40 million on a pre-tax basis in the first half of 2006, and we anticipate that approximately $10 to $20 million of the restructuring charges will result in future cash expenditures. We expect that this initiative will result in cost savings that will enable us to improve the profitability of our business and allow us to invest in new growth initiatives.

         Other income (expense), net

        Other income (expense), net was $4.2 million of expense in 2005 compared to $3.6 million of expense in 2004. Fluctuations in other income (expense), net are impacted by interest expense and foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes. The increase in other expense in 2005 was primarily a result of foreign exchange fluctuations.

        Provision for income taxes

        Provision for income taxes increased to $44.9 million in 2005 from $44.5 million in 2004. The effective tax rate increased to 37.8% from 36.4% of pre-tax income in 2005 and 2004, respectively. This increase in the effective tax rate was due to an increase in the amount of nondeductible executive compensation, reconciliation of U.S. and foreign income tax payable amounts and other nondeductible expenses related to equity compensation.

        Net income

        As a result of the foregoing factors, net income decreased to $74.0 million in 2005 from $77.7 million in 2004.

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

        The 16% increase in Other Markets was primarily due to a 14% increase in revenue in Europe, which was mostly attributed to the favorable impact of foreign currency fluctuations in 2004 compared to 2003. We experienced higher local currency growth in Europe during the second half of 2004, and in 2004 active distributors and executive distributors grew 25% and 17%, respectively over 2003. Although our

Latin America business accounts for a small part of our business, we have made efforts to grow our business there as well as in other developing countries around the world. As a result of these efforts, revenue in Mexico was up 54% in local currency in 2004 compared to 2003, and the executive distributor count grew by 149%.

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

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $114.1 million in cash from operations in 2005, compared to $130.4 million in 2004. This decrease in cash generated from operations is due to the timing of inventory purchases in 2005 compared to 2004, the timing of payments for income taxes and other liabilities accrued at the end of 2004 and 2005, and lower net income in 2005 compared to 2004.

        As of December 31, 2005, working capital was $149.1 million compared to $117.4 million as of December 31, 2004. Our working capital increased primarily due to the increase in cash and cash equivalents. Cash and cash equivalents at December 31, 2005 were $155.4 million compared to $109.9 million at December 31, 2004. Our cash balance was positively impacted by $121.3 million in cash flows from operations during 2005, as well as by $6.2 million from the exercise of employee stock options, $30.0 million of new debt and $10.2 million of net proceeds on investment sales. The additions to our cash balance were offset by the use of approximately $30.9 million for capital expenditures, $24.6 million for repurchase of shares of our common stock, $25.4 million for the payment of dividends and $17.1 million for the repayment of debt.

        Capital expenditures in 2005 totaled $30.9 million, and we anticipate capital expenditures of approximately $40 million to $45 million for 2006. These capital expenditures are primarily related to:

•	the build-out of manufacturing facilities and additional retail stores in China, as well as other leasehold improvements in our various markets;

•	purchases of Scanners; and

•	purchases of computer systems and software.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of December 31, 2005:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2005(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	6.9 billion yen ($58.8 million as of December 31, 2005)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $125.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$50.0 million	4.5%	Notes due April 2010 with annual principal payments beginning April 2006.

	$25.0 million	$15.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($26.4 million as of December 31, 2005)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

2004 $25.0 million revolving credit facility	N/A	$0	N/A	Credit facility expires May 2007

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% to 100% of the outstanding stock of our material foreign subsidiaries.

(2)

The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $11.9 million of the balance on our 2000 Japanese yen denominated notes and $15.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. During the year ended December 31, 2005, we repurchased approximately 1.2 million shares of Class A common stock under this program for an aggregate amount of approximately $24.6 million. Currently, approximately $52.5 million is available under the stock repurchase program for repurchases.

        During each quarter of 2005, our board of directors declared cash dividends of $0.09 per share on our Class A common stock. These quarterly cash dividends totaled approximately $25.2 million and were paid during 2005 to stockholders of record in 2005. In February 2006, the board of directors declared a dividend to be paid in March 2006 of $0.10 per share for Class A common stock. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

        We believe we have sufficient liquidity to be able to meet our obligations on both a short-term and long-term basis. We currently believe that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs. The majority of our historical expenses have been variable in nature and, as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations. Additionally, we would consider realigning our strategic plans including a reduction in capital spending, stock repurchases or dividend payments.

Contractual Obligations and Contingencies

        The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2005 (U.S. dollars in thousands):

	Total	2006	2007-2008	2009-2010	Thereafter

Long-term debt obligations(1)	$ 150,240	$ 26,757	$ 57,293	$ 51,072	$ 15,118
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	45,667	13,645	19,292	10,845	1,885
Purchase obligations(3)	65,707	43,238	15,663	5,940	866
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—
Total	$ 261,614	$ 83,640	$ 92,248	$ 67,857	$ 17,869

(1)

Long-term debt excludes estimated interest payments under these obligations since a significant portion of our long-term debt is Japanese yen denominated. We anticipate interest expense on this long-term debt to be similar to our 2005 interest expense, which was $5.6 million. In February 2005, we made an additional borrowing under our shelf facility in Japanese yen denominated senior notes in the amount of 3.1 billion yen (see Note 8 to the Consolidated Financial Statements).

(2)

Operating leases include corporate office and warehouse space with two entities that are owned by certain officers and directors of our company who are also founding shareholders. Total payments under these leases were $3.7 million for the year ended December 31, 2005 with remaining long-term obligations under these leases of $19.8 million.

(3)

Other long-term liabilities reflected on the balance sheet do not constitute fixed contractual obligations and primarily consist of long-term tax related balances, which totaled $41.7 million as of December 31, 2005.

In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. The Valuation Department of the Yokohama customs authority reviewed and approved this methodology at that time, and it has been reviewed on several occasions by the audit division of the Japan customs authority since then. In connection with recent audits, the Yokohama customs authorities have assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than that which was previously approved. We have disputed this assessment. We have also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005. The total amount assessed or in dispute is approximately $25.0 million as of December 31, 2005, net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan and in the United States that we believe will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

         Because the valuation methodology we used with respect to the products in dispute was reviewed and approved by the Japan customs authority, we believe the assessments are improper and have filed letters of protest with Yokohama customs authority with respect to this entire amount. The Yokohama customs authority has not accepted our letters of protest to date, and to follow proper administrative procedures, we have filed appeals with the Japan Ministry of Finance. To the extent necessary, we plan to continue to file protests and appeals within the appropriate governmental channels concerning this issue. We may also choose to use the judicial court system in Japan if necessary to bring this issue to a resolution. In order to file our letters of protest, we were required to pay the $25.0 million in customs duties and assessments, the amount of which we recorded in "Other Assets" in our Consolidated Balance Sheet. We have filed requests for refunds for this entire amount along with our letters of protest. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

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

Distributor Information

        The following table provides information concerning the number of active and executive distributors as of the dates indicated. Active distributors are those distributors and preferred customers who were resident in the countries in which we operated and purchased products for resale or personal consumption directly from us during the three months ended as of the date indicated. Executive distributors are active distributors who have achieved required monthly personal and group sales volumes as well as full-time sales representatives in China who have completed a qualification process and receive a salary, labor benefits and bonuses based on their personal sales efforts.

	As of December 31, 2003		As of December 31, 2004		As of December 31, 2005
	Active	Executive	Active	Executive	Active	Executive

North Asia	322,000	17,013	337,000	16,637	340,000	16,129
Greater China	187,000	5,991	229,000	8,827	191,000	7,134
North America	113,000	2,861	134,000	3,099	136,000	3,443
South Asia/Pacific	69,000	2,175	74,000	2,076	81,000	2,043
Other Markets	34,000	1,091	46,000	1,377	55,000	1,722
Total	725,000	29,131	820,000	32,016	803,000	30,477

Quarterly Results

        The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2004				2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$ 264.0	$ 284.2	$ 283.3	$ 306.4	$ 289.3	$ 310.1	$ 290.8	$ 290.7
Gross profit	220.1	236.7	235.7	254.2	239.7	256.1	239.3	239.7
Operating income	23.8	35.0	33.6	33.4	28.8	37.0	30.0	27.3
Net income	14.5	20.3	20.9	22.0	17.7	22.8	17.7	15.8
Net income per share:
Basic	0.20	0.28	0.30	0.32	0.25	0.33	0.25	0.22
Diluted	0.20	0.28	0.29	0.31	0.25	0.32	0.25	0.22

Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which requires the expensing of employee options beginning the first fiscal year that begins after June 15, 2005. Consequently, we will begin expensing employee options during the first quarter of 2006 and anticipate recording an additional stock option expense of approximately $2.0 million per quarter in 2006. Through 2005, we continued to account for stock-based compensation granted to employees according to the provisions of APB Opinion No. 25.

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of December 31, 2005, we had contracts with notional amounts totaling $23.7 million with expiration dates through December 2006. All of these contracts were denominated in Japanese yen. For the year ended December 31, 2005, we recorded losses of $0.3 million in operating income, and gains of $5.3 million, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Because of our foreign exchange contracts at December 31, 2005, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

        Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2004				2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan(1)	$ 107.3	$ 109.6	$ 109.9	$ 105.6	$ 104.5	$ 107.5	$ 111.3	$ 117.3
Taiwan	33.3	33.3	33.9	32.9	31.5	31.4	32.3	33.4
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	1,171.7	1,162.0	1,154.8	1,091.6	1,022.4	1,008.4	1,029.4	1,036.0
Malaysia	3.8	3.8	3.8	3.8	3.8	3.8	3.8	3.8
Thailand	39.2	39.8	41.3	40.2	38.6	40.1	41.3	41.0
China	8.3	8.3	8.3	8.3	8.3	8.3	8.1	8.1

(1)     As of March 15, 2006 the exchange rate of U.S. $1 into the Japanese yen was approximately 117.26.

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

These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our expectation that the self-manufacture of product will result in reduced cost of goods sold, and our plans to manufacture more products in China for export;

•	our plans to launch certain products, tools, initiatives and incentives in our various markets, such as the S2 Scanner and the Nu Skin® ProDerm™ Skin Analyzer, and our belief that these initiatives will positively impact our business in these markets;

•	our plans to augment our current business model in China with a direct selling component;

•	our plans to continue to invest resources in continued expansion and build-out of our infrasctructure in China;

•	our plans to implement certain organizational restructuring initiatives;

•	the expectation that we will spend $40 million to $45 million for capital expenditures during 2006;

•	the anticipation that we will continue to declare quarterly cash dividends and that cash flows from operations will be sufficient to pay future dividends;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short-and long-term basis, and that existing cash together with cash flow from operations and existing lines of credit will be adequate to fund cash needs;

•	our plans to continue protesting and appealing assessments by the Yokohama customs authority for duties on products imported into Japan; and

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan.

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

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and factors described herein in “Item 1. Business – Risk Factors” (which contain a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)	Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	continued weakening of the Japanese yen;

•	regulatory constraints with respect to the claims we can make with respect to the efficacy of our products and tools;

•	increasing competitive pressures;

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	political unrest or uncertainty; or

•	natural disasters or epidemics.

(b)	Our operations in China are subject to significant regulatory scrutiny and we have experienced challenges in the past, including interruption of sales activities at certain stores and minor fines being paid in some cases. Because of current restrictions on direct selling activities, we have implemented a modified business model for this market using retail stores and an employed sales force. Our operations in China may be modified or otherwise harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies. In addition, we could face risks that any improper actions by our local sales employees, or any overseas distributors, in violation of local laws or our policies could result in regulatory investigations and penalties that could harm our business.

(c)	Towards the end of 2005, Chinese regulators adopted anti-pyramiding and new direct selling regulations. Although we have applied for a direct selling license and anticipate that we will be able to obtain a direct selling license under these regulations, there can be no assurance that we will be able to obtain such a license. Our future growth in China could be harmed if we do not receive a direct selling license or if the direct selling application process is delayed further than anticipated. These new regulations are not yet well understood, and there continues to be some confusion and uncertainty as to the meaning of the new regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these new regulations. We anticipate that regulatory scrutiny of companies engaged in direct selling may increase following the implementation of these new regulations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives or our planned implementation of direct selling violates these regulations, including the restrictions on the use of multi-level compensation plans for distributors. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our planned direct selling business.

(d)	Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. For example, the introduction of the Scanner, changes in compensation incentives and focus on automatic delivery programs have helped generate growth in many of our markets. There can be no assurance that such initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives tied to the Scanner in markets like the United States where the Scanner was introduced more than three years ago will be successful in maintaining distributor activity and productivity. In addition, some initiatives may have unanticipated negative impacts on our markets. For example, during the past year certain modifications were made to compensation incentives in China, Japan, and Singapore that appear not to have been as well received by some distributors as expected, contributing to declines in distributor numbers and revenue results.

(e)	Our use of the Scanner is subject to regulatory risks and uncertainties in our various markets. For example, in March 2003 the United States Food and Drug Administration (the “FDA”) questioned its status as a non-medical device and we subsequently filed an application with the FDA to have the Scanner classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the Scanner is a medical device, including the claims that we or our distributors make about it. We face similar regulatory issues in other markets with respect to the status of the Scanner as a non-medical device and the claims that can be made in using it. For example, during the past year we faced regulatory inquiries in Singapore, Korea and Japan regarding distributor claims with respect to the Scanner. Although these matters have not resulted in any adverse action against us, our revenue in any market going forward could be negatively impacted if we face similar issues in the future or if such inquiries weaken distributor enthusiasm surrounding the Scanner. A determination in any market that the Scanner is a medical device or that distributors are using it to make medical claims could negatively impact our ability to use the Scanner in such market. In addition, if distributors make claims regarding the Scanner outside of claims approved by us, or use it in a manner not authorized by us, this could result in regulatory actions against our business.

(f)	Our plans to introduce the Nu Skin® ProDerm™ skin analysis tool in our various markets are subject to risks and uncertainties. We are currently in the process of finalizing the hardware and software design specifications, and if we experience difficulties or delays in completing this process that prevent us from meeting our launch schedules, our business may be harmed. Our plans are also subject to regulatory risks, particularly in Japan, where we are currently working through the regulatory process for the planned introduction of the ProDerm™ tool in that market. There is a risk that regulatory authorities in Japan may impose limitations on the use of this tool and on claims that may be made in connection with its use. Such limitations in Japan or any other markets could weaken the ability of our distributors to utilize this tool in building their businesses, and could dampen distributor enthusiasm surrounding it.

(g)	As we prepare to begin operations in Russia and prepare for the implementation of direct selling regulations in China, we anticipate that some distributor leaders in other markets will shift their focus away from their home markets and towards business prospects in these two markets. This shift of focus of distributor leaders can negatively impact distributor leadership and growth in these other markets and consequently negatively impact revenue. In addition, if Russia and China are not as successful as the distributor leaders from these other markets anticipate, this can also dampen distributor enthusiasm.

(h)	The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Recent negative publicity concerning certain supplements with controversial ingredients has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any changes in regulations applicable to our business or any of our nutritional products that limit our ability to market such products, our revenue and profitability may be harmed.

(i)	Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. For example, we were recently assessed by the Japan customs authorities for additional duties on products imported into Japan, and we are currently contesting this assessment. Audits are also often focused on whether or not certain expenses are deductible for tax purposes in a given country. Currently, audits are underway with respect to this issue in a number of our markets, including Taiwan. To the extent we are unable to successfully defend ourselves against such audits and reviews, we may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact our gross margins and operating results.

(j)	Production difficulties and quality control problems could harm our business, in particular our reliance on third party suppliers to deliver quality products in a timely manner.Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Nu Skin Enterprises, Inc.
 Consolidated Balance Sheets
 (U.S. dollars in thousands, except share amounts)

	December 31,
	2004	2005
ASSETS
Current assets
Cash and cash equivalents	$ 109,865	$ 155,409
Current investments	10,230	—
Accounts receivable	16,057	16,683
Inventories, net	87,474	99,399
Prepaid expenses and other	44,723	36,663
	268,349	308,154

Property and equipment, net	76,511	84,053
Goodwill	112,446	112,446
Other intangible assets, net	79,005	91,137
Other assts	73,426	83,076
Total assets	$ 609,737	$ 678,866
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 25,182	$ 20,276
Accrued expenses	107,226	112,023
Current portion of long-term debt	18,540	26,757
	150,948	159,056

Long-term debt	132,701	123,483
Other liabilities	29,855	41,699
Total liabilities	313,504	324,238

Commitments and contingencies (Notes 9 and 19)

Stockholders' equity
Class A common stock - 500 million shares authorized, $.001 par value, 90.6 million shares issued;	91	91
Additional paid-in capital	165,177	180,839
Treasury stock, at cost - 20.9 million and 20.5 million shares	(273,721)	(284,138)
Accumulated other comprehensive loss	(71,606)	(67,197)
Retained earnings	477,912	526,537
Deferred compensation	(1,620)	(1,504)
	296,233	354,628
Total liabilities and stockholders' equity	$ 609,737	$ 678,866

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Income
 (U.S. dollars in thousands, except share amounts)

	Year Ended December 31,
	2003	2004	2005

Revenue	$ 986,457	$ 1,137,864	$ 1,180,930
Cost of sales	176,545	191,211	206,163

Gross profit	809,912	946,653	974,767

Operating expenses:
Selling expenses	407,088	487,631	497,421
General and administrative expenses	289,925	333,263	354,223
Restructuring and other charges	5,592	—	—

Total operating expenses	702,605	820,894	851,644

Operating income	107,307	125,759	123,123
Other income (expense), net	432	(3,618)	(4,172)

Income before provision for income taxes	107,739	122,141	118,951
Provision for income taxes	39,863	44,467	44,918

Net income	$ 67,876	$ 77,674	$ 74,033

Net income per share:
Basic	$ 0.86	$ 1.10	$ 1.06
Diluted	$ 0.85	$ 1.07	$ 1.04

Weighted-average common shares outstanding (000s):
Basic	78,637	70,734	70,047
Diluted	79,541	72,627	71,356

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Consolidated Statements of Stockholders' Equity
 (U.S. dollars in thousands, except share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Deferred Compensation	Total

Balance at January 1, 2003	$ 46	$ 45	$ 149,548	$ (79,755)	$ (68,988)	$ 385,590	$ —	$ 386,486

Net income	—	—	—	—	—	67,876	—	67,876
Foreign currency translation adjustment	—	—	—	—	(1,736)	—	—	(1,736)
Net unrealized losses on foreign currency cash flow hedges	—	—	—	—	(3,171)	—	—	(3,171)
Less: Reclassification adjustment for realized losses in current earnings	—	—	—	—	3,046	—	—	3,046
Total comprehensive income								66,015
Repurchase of Class A common stock (Note 10)	—	—	—	(150,009)	—	—	—	(150,009)
Conversion of shares (Note 10)	45	(45)	—	—	—	—	—	—
Issuance of employee stock awards	—	—	3,113	—	—	—	(3,113)	—
Amortization of deferred compensation	—	—	—	—	—	—	715	715
Exercise of distributor and employee stock options (1,258,000 shares)	—	—	(4,025)	12,917	—	—	—	8,892
Cash dividends	—	—	—	—	—	(21,851)	—	(21,851)
Balance at December 31, 2003	91	—	148,636	(216,847)	(70,849)	431,615	(2,398)	290,248

Net income	—	—	—	—	—	77,674	—	77,674
Foreign currency translation adjustment	—	—	—	—	(1,402)	—	—	(1,402)
Net unrealized losses on foreign currency cash flow hedges	—	—	—	—	(2,590)	—	—	(2,590)
Less: Reclassification adjustment for realized losses in current earnings	—	—	—	—	3,235	—	—	3,235
Total comprehensive income								76,917
Repurchase of Class A common stock (Note 10)	—	—	—	(72,311)	—	—	—	(72,311)
Amortization of deferred compensation	—	—	—	—	—	—	778	778
Purchase of long-term assets (Note 20)	—	—	4,279	2,624	—	—	—	6,903
Reduction in carrying value of intangible asset	—	—	—	—	—	(8,750)	—	(8,750)
Exercise of employee stock options (1,834,000 shares)	—	—	3,814	12,813	—	—	—	16,627
Tax benefit of options exercised	—	—	8,448	—	—	—	—	8,448
Cash dividends	—	—	—	—	—	(22,627)	—	(22,627)
Balance at December 31, 2004	91	—	165,177	(273,721)	(71,606)	477,912	(1,620)	296,233

Net income	—	—	—	—	—	74,033	—	74,033
Foreign currency translation adjustment	—	—	—	—	(597)	—	—	(597)
Net unrealized gains on foreign currency cash flow hedges	—	—	—	—	5,278	—	—	5,278
Less: Reclassification adjustment for realized losses in current earnings	—	—	—	—	(272)	—	—	(272)
Total comprehensive income								78,442
Repurchase of Class A common stock (Note 10)	—	—	—	(24,638)	—	—	—	(24,638)
Issuance of employee stock awards	—	—	1,023	—	—	—	1,023)	—
Mark to market stock awards	—	—	(232)	—	—	—	232
Amortization of deferred compensation	—	—	—	—	—	—	907	907
Purchase of long-term assets (Note 20)	—	—	13,512	7,695	—	—	—	21,207
Exercise of employee stock options (666,000 shares)	—	—	(349)	6,526	—	—	—	6,177
Tax benefit of options exercised	—	—	1,708	—	—	—	—	1,708
Cash dividends	—	—	—	—	—	(25,408)	—	25,408
Balance at December 31, 2005	$ 91	$ —	$ 180,839	$ (284,138)	$ (67,197)	$ 526,537	$ (1,504)	$ 354,628

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Consolidated Statements of Cash Flows
 (U.S. dollars in thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$ 67,876	$ 77,674	$ 74,033
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	22,369	27,883	30,459
Amortization of deferred compensation	715	778	907
Loss on sale of assets	525	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,860	(1,003)	(626)
Inventories, net	4,968	(4,136)	(11,925)
Prepaid expenses and other	11,714	21,869	15,991
Other assets	(7,965)	(10,372)	(5,048)
Accounts payable	824	6,366	(4,906)
Accrued expenses	1,176	10,910	22,185
Other liabilities	2,964	381	(6,970)

Net cash provided by operating activities	109,026	130,350	114,100

Cash flows from investing activities:
Purchase of property and equipment	(23,518)	(34,996)	(30,884)
Proceeds on investment sales	70,775	185,015	170,610
Purchases of investments	(52,800)	(195,245)	(160,380)
Purchase of long-term assets	—	(2,953)	(5,548)

Net cash used in investing activities	(5,543)	(48,179)	(26,202)

Cash flows from financing activities:
Payment of cash dividends	(21,851)	(22,627)	(25,408)
Repurchase of shares of common stock	(150,009)	(72,311)	(24,638)
Exercise of distributor and employee stock options	8,892	16,627	6,177
Payments on long-term debt	—	(16,241)	(17,074)
Proceeds from long-term debt	75,000	—	30,000
Proceeds from revolving credit facility	20,000	—	—
Payments on revolving credit facility	(20,000)	—	—

Net cash used in financing activities	(87,968)	(94,552)	(30,943)

Effect of exchange rate changes on cash	4,687	(322)	(11,411)

Net increase (decrease) in cash and cash equivalents	20,202	(12,703)	45,544

Cash and cash equivalents, beginning of period	102,366	122,568	109,865

Cash and cash equivalents, end of period	$ 122,568	$; 109,865	$ 155,409

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

1.	The Company

        Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology-related products and services under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Greater China, which consists of China, Hong Kong, Macau and Taiwan; North America, which consists of the United States and Canada; South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Other Markets, which consists of Brazil, Europe, Guatemala/Central America, Israel and Mexico (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

        The preparation of these financial statements, in conformity with accounting principles generally accepted in the United States, required management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include reserves for product returns, obsolete inventory and taxes. Actual results could differ from these estimates.

Cash and cash equivalents

        Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.

Current investments

        Current investments consist entirely of auction rate municipal bonds classified as available-for-sale securities. The Company, through its dealers, purchases and sells these securities at par value and records them at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days and despite the long-term nature of their stated contractual maturities, along with the Company’s investment policy and practice to only invest in high investment grade securities, the Company has the ability to quickly liquidate these securities. As a result, the Company has no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its current investments. Interest income generated from these current investments is recorded in other income.

Inventories

        Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method. The Company had reserves for obsolete inventory totaling $5.2 million and $5.8 million as of December 31, 2004 and 2005, respectively.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2004	2005

Raw materials	$ 16,855	$ 20,941
Finished goods	70,619	78,458
	$ 87,474	$ 99,399

Property and equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Furniture and fixtures	5 - 7 years
Computers and equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Scanners	3 years
Vehicles	3 - 5 years

        Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and other intangible assets

        Under the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually. The Company’s intangible assets with finite lives are recorded at cost and are amortized over their respective estimated useful lives to their estimated residual values and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Note 5). In addition, the Company is required to make judgments regarding and periodically assesses the useful life of its intangible assets.

Revenue recognition

        Revenue is recognized when products are shipped, which is when title and risk of loss pass to independent distributors who are the Company’s customers. A reserve for product returns is accrued based on historical experience totaling $2.5 million and $2.1 million as of December 31, 2004 and 2005, respectively. The Company generally requires cash or credit card payment at the point of sale. The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue. The global compensation plan for the Company’s distributors generally does not provide rebates or selling discounts to distributors who purchase its products and services. The Company classifies selling discounts, if any, as a reduction of revenue.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Advertising expense

        Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2003, 2004 and 2005 totaled approximately $1.4 million, $1.3 million and $2.4 million, respectively.

Research and development

        The Company’s research and development activities are conducted primarily through its Pharmanex division. Research and development costs are expensed as incurred and totaled $6.4 million, $7.7 million and $7.5 million in 2003, 2004 and 2005, respectively.

Income taxes

        The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company nets deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company accounts for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Net income per share

        Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 10). Earnings per share in 2004 and 2005 were positively impacted by the repurchase of 10.8 million shares of the Company’s Class A common stock in October 2003 and the repurchase of 3.1 million shares of the Company’s Class A common stock in July 2004.

Foreign currency translation

        Most of the Company’s business operations occur outside the United States. The local currency of each of the Company’s subsidiaries is considered its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in other income and expense in the consolidated financial statements.

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

Stock-based compensation

        SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees. However, stock-based compensation granted to non-employees, such as the Company’s independent distributors and consultants, is accounted for in accordance with SFAS 123. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amended SFAS 123, requires more prominent and frequent disclosures about the effects of stock-based compensation, which have been presented herein.

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which requires the expensing of employee options beginning the first fiscal year that begins after June 15, 2005. Consequently, the Company will begin expensing employee options during its first quarter of 2006 and anticipates recording an additional stock option expense of approximately $2.0 million per quarter in 2006. Through 2005, the Company continued to account for its stock-based compensation granted to employees according to the provisions of APB Opinion No. 25. Had compensation cost for the Company’s stock options granted to employees been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123, as amended by SFAS 148, the Company’s net earnings and earnings per share would have been as follows (U.S. dollars in thousands, except per share amounts):

	December 31,
	2003	2004	2005

Net income, as reported	67,876	77,674	74,033
Deduct: Total stock-based employee method expense determined under fair value based method for all awards, net of related tax effect	(5,274)	(6,224)	(5,823)
Pro forma net income	62,602	71,450	68,210

Earnings per share:
Basic - as reported	$ 0.86	$ 1.10	$ 1.06
Basic - pro forma	$ 0.80	$ 1.01	$ 0.97

Diluted - as reported	$ 0.85	$ 1.07	$ 1.04
Diluted - pro forma	$ 0.79	$ 0.98	$ 0.96

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

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

        The Company’s Subsidiaries enter into significant transactions with each other and third parties that may not be denominated in the respective Subsidiaries’ functional currencies. The Company regularly monitors its foreign currency risks and seeks to reduce its exposure to fluctuations in foreign exchange rates using foreign currency exchange contracts and through certain intercompany loans of foreign currency.

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

        The Company leases corporate office and warehouse space from two entities that are owned by certain officers and directors of the Company. Total lease payments to these two affiliated entities were $3.3 million, $3.6 million and $3.7 million for each of the years ended December 31, 2003, 2004 and 2005 with remaining long-term minimum lease payment obligations under these operating leases of $23.5 million and $19.8 million at December 31, 2004 and 2005, respectively.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

4.	Property and Equipment

        Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2004	2005

Furniture and fixtures	$ 41,121	$ 44,769
Computers and equipment	84,598	88,619
Leasehold improvements	41,121	45,663
Scanners	28,327	37,363
Vehicles	3,021	3,140
	198,188	219,554
Less: accumulated depreciation	(121,677)	(135,501)
	$ 76,511	$ 84,053

        Depreciation of property and equipment totaled $18.3 million, $22.5 million and $24.7 million for the years ended December 31, 2003, 2004 and 2005, respectively, which includes amortization expense relating to the Scanners of approximately $1.0 million, $4.9 million and $7.9 million for the years ended December 31, 2003, 2004 and 2005, respectively.

5.	Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2004	2005

Goodwill	$ 112,446	$ 112,446
Trademarks and trade names	24,599	24,599
	$ 137,045	$ 137,045

	December 31, 2004		December 31, 2005
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$ 23,840	$ 1,099	$ 42,435	$ 3,304	18 years
Developed technology	22,500	8,490	22,500	9,314	20 years
Distributor network	11,598	5,576	11,598	6,078	15 years
Trademarks	12,203	5,640	12,345	6,255	15 years
Other	44,668	16,857	62,308	20,566	12 years
	$ 90,969	$ 36,563	$ 108,751	$ 42,213	15 years

        Amortization of finite-life intangible assets totaled $4.1 million, $5.4 million and $5.7 million for the years ended December 31, 2003, 2004 and 2005, respectively. Annual estimated amortization expense is expected to approximate $7.0 million for each of the five succeeding fiscal years.

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

6.	Other Assets

        Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2004	2005

Deferred taxes	$ 34,856	$ 31,804
Deposits for noncancelable operating leases	11,636	13,397
Deposit for customs assessment (Note 19)	11,820	22,853
Other	15,114	15,022
	$ 73,426	$ 83,076
7.	Accrued Expenses

        Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2004	2005

Accrued commission payments to distributors	$ 43,845	$ 41,820
Income taxes payable	6,612	8,880
Other taxes payable	5,521	15,649
Accrued payroll and payroll taxes	11,435	11,405
Accrued contingent payable (Note 20)	8,217
Other accruals	31,596	34,269
	$ 107,226	$ 112,023
8.	Long-Term Debt

        The Company maintains a $25.0 million revolving credit facility that expires in May 2007. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. As of December 31, 2005, there were no outstanding balances under this revolving credit facility.

        The Company also has a $125.0 million multi-currency private uncommitted shelf facility with Prudential Investment Management, Inc. As of December 31, 2005, the Company had $91.4 million outstanding under its shelf facility, $15.0 million of which is included in the current portion of long-term debt. $65.0 million of this long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and is amortized in two tranches over five and seven years. The remaining $26.4 million as of December 31, 2005, is Japanese yen-denominated senior promissory notes in the aggregate principal amount of 3.1 billion Japanese yen, which were issued on February 7, 2005. The notes bear interest of 1.7% per annum, with interest payable semi-annually. The interest payments on the notes began April 30, 2005. The final maturity date of the notes is April 20, 2014 and principal payments are required annually beginning on April 30, 2008 in equal installments of 445.7 million Japanese yen.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of December 31, 2005, the outstanding balance on the notes was 6.9 billion Japanese yen, or $58.8 million, $11.8 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries or by pledges of 65% to 100% of the outstanding stock of our material subsidiaries.

        Interest expense relating to the long-term debt totaled $3.2 million, $5.9 million and $5.5 million for the years ended December 31, 2003, 2004 and 2005, respectively.

        The notes and shelf facility contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type. As of December 31, 2005, the Company is in compliance with all financial covenants under the notes and shelf facility.

        Maturities of all long-term debt at December 31, 2005, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2006	$ 26,757
2007	26,757
2008	30,536
2009	25,536
2010	25,536
Thereafter	15,118
Total	$ 150,240
9.	Lease Obligations

        The Company leases office space and computer hardware under noncancelable long-term operating leases including related party leases (see Note 3). Most leases include renewal options of at least three years. Minimum future operating lease obligations at December 31, 2005 are as follows (U.S. dollars in thousands):

Year Ending December 31,

2006	$ 13,645
2007	11,103
2008	8,189
2009	5,537
2010	5,308
Thereafter	1,885
Total	$ 45,667

        Rental expense for operating leases totaled $24.2 million, $25.9 million and $30.5 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

10.	Capital Stock

        The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share and 100 million shares of Class B common stock, par value $.001 per share. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company’s Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder. All outstanding Class B shares have been converted to Class A shares.

Weighted-average common shares outstanding

        The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2003	2004	2005

Basic weighted-average common shares outstanding	78,637	70,734	70,047
Effect of dilutive securities:
Stock awards and options	904	1,893	1,309
Diluted weighted-average common shares outstanding	79,541	72,627	71,356

        For the years ended December 31, 2003, 2004 and 2005, other stock options totaling 2.9 million, 0.6 million and 2.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Repurchases of common stock

        Since August 1998, the board of directors has authorized the Company to repurchase up to $160.0 million of the Company’s outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for the Company’s equity incentive plans and strategic initiatives. During the years ended December 31, 2003, 2004 and 2005, the Company repurchased approximately 0.8 million, 0.1 million and 1.2 million shares of Class A common stock for an aggregate price of approximately $8.4 million, $1.3 million and $24.6 million, respectively, under these repurchase programs. Between August 1998 and December 31, 2005, the Company had repurchased a total of approximately 10.0 million shares of Class A common stock under this repurchase program for an aggregate price of approximately $107.5 million.

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        On July 30, 2004, the Company purchased approximately 3.1 million shares of common stock from members of its original stockholder group for an aggregate purchase price of $71.0 million, or $22.62 per share. These stockholders also sold 1.5 million shares to third-party investors.

Conversion of common stock

        During 2003, the holders of the Class B common stock converted approximately 45.4 million shares of Class B common stock to Class A common stock, respectively. The conversion of 45.4 million shares of Class B common stock in 2003 was part of the repurchase transaction described above. As of December 31, 2004, all outstanding Class B common stock had been converted to Class A common stock.

11.	Equity Incentive Plans

        During the year ended December 31, 1996, the Company’s board of directors adopted the Nu Skin Enterprises, Inc., 1996 Stock Incentive Plan (the “1996 Stock Incentive Plan”). The 1996 Stock Incentive Plan provides for granting of stock awards and options to purchase common stock to executives, other employees, independent consultants and directors of the Company and its Subsidiaries. On February 7, 2003, the board of directors authorized and the shareholders approved an amendment to the plan increasing the number of shares available for grant from 8.0 million to 13.0 million. As of December 31, 2005, approximately 10.7 million shares or options have been granted.

        The deferred compensation at December 31, 2005 represents the following restricted stock awards:

•	A restricted stock award of 250,000 shares of the Company’s Class A common stock granted to the Company’s Chief Executive Officer and President in 2003, which vests over four years;

•	A restricted stock award of up to 25,000 shares of the Company’s Class A common stock granted to an employee of the Company in June of 2005 with a 4-year cliff vest and a maximum value limited to $1.0 million. The value of the award fluctuates based on the Company’s stock price and as a result the deferred compensation expense is re-measured and adjusted each quarter for this award; and

•	A restricted stock award of up to 20,000 shares of the Company’s Class A common stock granted to an employee of the Company in June of 2005 with a 4-year cliff vest and a maximum value limited to $0.5 million. The value of the award fluctuates based on the Company’s stock price and as a result, the deferred compensation expense is re-measured and adjusted each quarter for this award.

        The Company is amortizing the deferred compensation expense ratably over the respective vesting period of each award. The combined compensation expense for all of the foregoing restricted stock awards totaled $0.7 million, $0.8 million and $0.9 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        A summary of the Company’s stock option plans as of December 31, 2003, 2004 and 2005 and changes during the years then ended, is presented below:

	2003		2004		2005
	Shares (in 000s)	Weighted-average Exercise Price	Shares (in 000s)	Weighted-average Exercise Price	Shares (in 000s)	Weighted-average Exercise Price

Outstanding - beginning of year	6,994.6	$ 10.41	6,941.9	$ 11.46	6,593.1	$ 14.03
Granted at fair value	1,728.1	10.80	1,355.2	22.15	1,379.8	22.04
Exercised	(1,289.8)	6.82	(1,655.3)	9.97	(666.4)	9.17
Forfeited/canceled	(491.0)	6.34	(48.7)	12.46	(544.3)	18.87
Outstanding - end of year	6,941.9	11.46	6,593.1	14.03	6,762.2	15.99

Options exercisable at year-end	3,292.7	$ 11.37	3,374.0	$ 11.89	3,533.5	$ 13.05

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in 000s)	Weighted-average Exercise Price	Weighted-average Years Remaining	Shares (in 000s)	Weighted-average Exercise Price

$0.92 to $5.75	61.3	$ 5.26	2.79	61.3	$ 5.26
$6.50 to $11.00	1,482.2	8.38	5.95	1,180.0	8.15
$11.37 to $16.00	1,924.1	12.30	6.55	1,415.5	12.39
$16.95 to $28.50	3,294.6	21.76	7.99	876.7	21.25
	6,762.2	15.99	7.09	3,533.5	13.05

        The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2004	2005

Risk-free interest rate	2.7%	2.8%	3.9%
Expected life	3.8 years	3.9 years	6.2 years
Expected volatility	54.2%	45.4%	52.6%
Expected dividend yield	2.5%	1.9%	1.6%

        The weighted-average grant date fair values of options granted during 2003, 2004 and 2005 were $3.92, $7.27 and $10.43, respectively.

         Effective February 1, 2000, the Company's board of directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 200,000 shares of Class A common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Class A common stock on every April 30, July 31, October 31 or January 31 (the "Purchase Date"). The price of the Class A common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Class A common stock on the commencement date of each three-month offering period or Purchase Date. During 2005, approximately 36,000 shares were purchased at prices ranging from $14.31 to $18.87 per share. At December 31, 2005, approximately 74,925 shares were available under the Purchase Plan for future issuance.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

12.	Income Taxes

        Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2003, 2004 and 2005 (U.S. dollars in thousands):

	2003	2004	2005

U.S.	$ 102,341	$ 85,013	$ 70,344
Foreign	5,398	37,128	48,607
Total	$ 107,739	$ 122,141	$ 118,951

        The provision for current and deferred taxes for the years ended December 31, 2003, 2004 and 2005 consists of the following (U.S. dollars in thousands):

	2003	2004	2005

Current
Federal	$ 1,709	$ (10,702)	$ 1,572
State	3,029	553	1,880
Foreign	57,573	21,742	21,495
	62,311	11,593	24,947

Deferred
Federal	16,641	16,805	14,821
State	676	1,256	(278)
Foreign	(39,765)	14,813	5,428
	(22,448)	32,874	19,971
Provision for income taxes	$ 39,863	$ 44,467	$ 44,918

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2004	2005

Deferred tax assets:
Inventory differences	$ 2,373	$ 3,303
Foreign tax differential	13,417	—
Accrued expenses not deductible until paid	26,059	17,020
Withholding tax	1,088	1,428
Minimum tax credit	18,228	16,428
Net operating losses	6,448	6,767
Foreign outside basis in controlled foreign corporation	7,664	14,651
Capitalized research and development	10,668	15,087
Other	2,771	3,964
Gross deferred tax assets	87,477	76,434
Deferred tax liabilities:
Exchange gains and losses	7,210	9,164
Pharmanex intangibles step-up	15,961	15,009
Amortization of intangibles	4,567	3,325
Prepaid expenses	5,153	11,665
Other	5,426	6,003
Gross deferred tax liabilities	38,317	45,166
Valuation allowance	(1,239)	(2,214)
Deferred taxes, net	$ 49,160	$ 31,268

        The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2004	2005

Net current deferred tax assets	$ 22,215	$ 13,987
Net noncurrent deferred tax assets	34,856	31,804
Total net deferred tax assets	57,071	45,791

Net current deferred tax liabilities	8	—
Net noncurrent deferred tax liabilities	7,903	14,523
Total net deferred tax liabilities	7,911	14,523
Deferred taxes, net	$ 49,160	$ 31,268

        The Company’s deferred tax assets as of December 31, 2005 and 2004 were reduced by a valuation allowance relating to tax benefits of certain foreign subsidiaries with operating losses where it is more likely than not, that the deferred tax assets will not be realized. The Company has available foreign net operating losses that begin expiring in 2006.

        The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The actual tax rate for the years ended December 31, 2003, 2004 and 2005 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2003	2004	2005

Income taxes at statutory rate	35.00%	35.00%	35.00%
Foreign tax differential	(1.80)	3.11	—
Non-deductible expenses	.16	.21	.55
Branch remittance gains and losses	(.38)	(.32)	.23
Distributor stock options and employee stock awards	1.94	—	—
Permanently reinvested controlled foreign corporation income	—	(2.89)	—
Other	2.08	1.30	1.98
	37.00%	36.41%	37.76%

        The increase in the effective tax rate in 2005 compared to 2004 was due to an increase in the amount of nondeductible executive compensation, reconciliation of U.S. and foreign income tax payable amounts and other nondeductible expenses related to equity compensation. This decrease in the effective tax rate in 2004 compared to 2003 was due to the Company’s election to permanently reinvest a portion of the Company’s earnings from its foreign operations. The Company anticipates the remittance of these earnings to be postponed indefinitely. Such earnings would be subject to U.S. taxation if repatriated to the U.S.

13.	Employee Benefit Plan

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 15% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who work a minimum of 1,000 hours per year, who have completed at least one year of service and who are 21 years of age or older are qualified to participate in the plan. The Company matches 100% of the first 2% and 50% of the next 2% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 25% per year over four years. The Company recorded compensation expense of $1.1 million, $1.3 million and $1.4 million for the years ended December 31, 2003, 2004 and 2005, respectively, related to its contributions to the plan.

        The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $3.7 million, $4.4 million and $4.5 million as of December 31, 2003, 2004 and 2005, respectively. Although Nu Skin Japan has not specifically funded this obligation, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.7 million, $0.8 million and $0.8 million for the years ended December 31, 2003, 2004 and 2005, respectively.

14.	Executive Deferred Compensation Plan

        The Company has an executive deferred compensation plan for select management personnel. Under this plan, the Company currently makes a contribution of 10% of each participant’s salary. In addition, each participant has the option to defer a portion of their compensation up to a maximum of 100% of their compensation. Participant contributions are immediately vested. Company contributions vest based on the earlier of: (a) attaining 60 years of age; (b) continuous employment of 20 years; or (c) death or disability. The Company recorded compensation expense of $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2003, 2004 and 2005, respectively, related to its contributions to the plan. The Company had accrued $4.5 million and $5.5 million as of December 31, 2004 and 2005, respectively, related to the Executive Deferred Compensation Plan.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

15.	Derivative Financial Instruments

        At December 31, 2004 and 2005, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $82.0 million and $23.7 million, respectively, to hedge forecasted foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of December 31, 2004 and 2005, $3.2 million of net unrealized loss and $1.8 million of net unrealized gain, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at December 31, 2005, have maturities through December 2006, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The pre-tax net losses on foreign currency cash flow hedges recorded in current earnings were $5.3 million, $5.0 million and $0.3 million for the years ended December 31, 2003, 2004 and 2005, respectively.

        During 2003, 2004 and 2005, the Company did not have any gains or losses related to hedging ineffectiveness. Additionally, no component of gains and losses was excluded from the assessment of hedging effectiveness. During 2003, 2004 and 2005, the Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

16.	Supplemental Cash Flow Information

        Cash paid for interest totaled $2.7 million, $4.6 million and $5.6 million for the years ended December 31, 2003, 2004 and 2005, respectively. The increase in cash paid for interest in 2004, compared to prior years, was due to the additional debt discussed in Note 8. Cash paid for income taxes totaled $26.6 million, $7.3 million and $15.9 million for the years ended December 31, 2003, 2004 and 2005, respectively. The increase in cash paid for income taxes in 2005, compared to prior years, was due primarily to the timing of tax payments in foreign jurisdictions.

17.	Segment Information

         The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China, the Company utilizes an employed sales force to sell its products through fixed retail locations. Selling expenses are the Company's largest expense comprised of the commissions to its worldwide independent distributors as well as remuneration to its Mainland China sales employees paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, North America, South Asia/Pacific and Other Markets.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2003	2004	2005

North Asia	$ 612,840	$ 640,110	$ 649,377
Greater China	135,535	229,802	236,681
North America	127,599	145,714	154,153
South Asia/Pacific	75,816	81,742	86,673
Other Markets	34,667	40,496	54,046
Total	$ 986,457	$ 1,137,864	$ 1,180,930

        Revenue generated by each of the Company’s three product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2003	2004	2005

Pharmanex	$ 472,107	$ 567,190	$ 667,671
Nu Skin	476,150	548,052	484,281
Big Planet	38,200	22,622	28,978
Total	$ 986,457	$ 1,137,864	$ 1,180,930

        Additional information as to the Company’s operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2003	2004	2005

Japan	$ 558,654	$ 579,504	$ 562,031
United States	113,340	135,710	144,555
Mainland China	38,470	105,576	102,214

	December 31,
Long-lived assets:	2004	2005

Japan	$ 10,556	$ 14,234
United States	50,137	37,235
Mainland China	12,896	15,104

18.	Restructuring and Other Charges

        In 2003, the Company recorded restructuring and other charges of $5.6 million. These expenses consisted primarily of severance and other compensation charges.

19.	Commitments and Contingencies

        The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company's direct selling system. The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company's distributors is not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company's operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company's financial position or results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company's consolidated financial condition, results of operations or cash flows.

         The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company accounts for such contingent liabilities in accordance with SFAS No. 5, "Accounting for Contingencies" and believes it has appropriately provided for income taxes for all years. Several factors drive the calculation of our tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to the Company's reserves, which would impact its reported financial results. The Financial Accounting Standards Board is currently considering changes to accounting for uncertain tax positions. Because the nature and extent of these changes are not fully known, the Company is not able to predict the impact on its tax contingency reserves, if any.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

         In 1999, the Company implemented a duty valuation methodology with respect to the importation of certain products into Japan. The Valuation Department of the Yokohama customs authority reviewed and approved this methodology at that time, and it has been reviewed on several occasions by the audit division of the Japan customs authority since then. In connection with recent audits, the Yokohama customs authorities have assessed the Company additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than that which was previously approved. The Company has disputed this assessment. The Company has also disputed the amount of duties it was required to pay on products imported from November of 2004 to June of 2005. The total amount assessed or in dispute is approximately $25.0 million as of December 31, 2005, net of any recovery of consumption taxes. Effective July 1, 2005, The Company implemented some modifications to its business structure in Japan and in the United States that it believes will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

         Because the valuation methodology the Company used with respect to the products in dispute was reviewed and approved by the Japan customs authority, the Company believes the assessments are improper and has filed letters of protest with Yokohama customs authority with respect to this entire amount. The Yokohama customs authority has not accepted the Company's letters of protest to date, and to follow proper administrative procedures the Company has filed appeals with the Japan Ministry of Finance. To the extent necessary, the Company plans to continue to file protests and appeals within the appropriate governmental channels concerning this issue. The Company may also choose to use the judicial court system in Japan if necessary to bring this issue to a resolution. In order to file its letters of protest, the Company was required to pay the $25.0 million in customs duties and assessments, the amount of which it recorded in "Other Assets" in its Consolidated Balance Sheet. The Company has filed requests for refunds for this entire amount along with its letters of protest. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, the Company will be required to take a corresponding charge to its earnings.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

         In Taiwan, the Company is currently subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order avoid the running of the statute of limitations with respect to the 1999 and 2000 tax years, the Taiwan tax authorities have disallowed the Company's commission expense deductions for those years and assessed the Company a total of approximately $18.7 million. The Company is contesting this assessment and is in discussions with the tax authorities in an effort to resolve this matter. Based on its understanding of this matter, management doesn't believe that it is probable that the Company will incur a loss relating to this matter and acordingly has not provided any related reserves.

20.	Purchase of Long–Term Assets

         In March 2002, the Company acquired the exclusive rights to a new light-source technology related to measuring the level of certain antioxidants. The acquisition consisted of cash payments of $4.8 million (including acquisition costs) and the issuance of 106,667 shares of the Company's Class A common stock valued at approximately $0.9 million. In addition, the acquisition included contingent payments of up to $8.5 million of cash and up to 1.2 million shares of the Company's Class A common stock if certain development and revenue targets are met. In 2004, some of these specific development and revenue targets were met resulting in contingent payments owed of approximately $5.1 million of cash (of which $2.1 million was paid in 2005) and 525,000 shares (of which 262,500 shares were issued in 2005) of the Company's Class A common stock valued at approximately $13 million. During the first half of 2005, all of the remaining specific development and revenue targets were met. As a result, the Company made the final contingent payments of approximately $3.4 million of cash and 675,000 shares of the Company's Class A common stock valued at approximately $15.2 million. The total payments of $8.5 million of cash and the value of the 1.2 million shares of stock have been added to the carrying value of other finite lived intangible assets.

21.	Dividends per Share

        Quarterly cash dividends for the years ended December 31, 2004 and 2005 totaled $22.6 million and $25.4 million, respectively. In February 2006, the board of directors declared a quarterly cash dividend of $0.10 per share for all classes of common stock to be paid on March 22, 2006 to stockholders of record on March 3, 2006.

22.	Subsequent Event

         On March 7, 2006, the Company acquired Caroderm Inc. for $4.0 million. As a result of the acquisition, the Company acquired Caroderm's license to use the Scanner technology within the professional medical community. As the sole asset of Caroderm was its license and field of use rights with respect to the Scanner technology, all the consideration paid will be allocated to that asset and amortized over the period of the remaining license agreements related to the Scanner.

         In addition, the Company recently announced plans to implement a restructuring initiative during the first half of 2006 designed to (i) eliminate organizational redundancies, (ii) revamp administrative support functions, (iii) prioritize investments to favor profitable initiatives and markets, and (iv) increase efficiencies in the supply chain process. In connection with this initiative, the Company expects to incur employee severance costs of approximately $10 to $20 million and $5 million related to various other streamlining intitiatves. Additionally, in February 2006, as a result of the Company's launch of and transition to its second-generation BioPhotonic Scanner, the Company determined it would be necessary to write down the book value of the existing inventory of the prior model of the Scanner of approximately $20 million. The Company anticipates that approximately $10 to $20 million of the restructuring charges will result in future cash expenditures.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.:

We have completed integrated audits of Nu Skin Enterprises, Inc.‘s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 16, 2006

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

        Changes in Internal Control over Financial Reporting. During the fourth quarter of 2005, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2005, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

        Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Richard King Severance Arrangement

        On March 2, 2006, we agreed to a severance arrangement with Richard King, who was serving as our Chief Information Officer, in connection with his anticipated termination of employment. The severance arrangement provides that Mr. King will continue to be employed until June 9, 2006, at which time his employment will terminate and he will be paid a lump sum severance payment of $137,108.

        The foregoing does not constitute a complete summary of the terms of the severance arrangement with Mr. King, and reference is made to the complete text of the severance letter, which is attached as Exhibit 10.75 to this report and incorporated by reference in this Item 9B.

Lori Bush Severance Arrangement

        On March 10, we entered into a severance arrangement with Lori Bush, who had previously been serving as the President of our Nu Skin division. The severance arrangement provides for the following: (i) termination of employment as of March 31, 2006; (ii) severance payment of $800,000, payable in monthly installments over an 18-month period, during which time Ms. Bush may not work for a competing direct selling company; (iii) a mutual release and waiver of claims related to Ms. Bush's employment; and (iv) the at-will consulting engagement of Ms. Bush as chair of the Nu Skin Personal Care Scientific Advisory Board, with an annual retainer of $25,000 per year.

        The foregoing does not constitute a complete summary of the terms of the severance arrangement with Ms. Bush, and reference is made to the complete text of the severance letter, which is attached as Exhibit 10.76 to this report and incorporated by reference in this Item 9B.

Caroderm Acquisition

        On March 7, 2006, we entered into an Agreement and Plan of Merger (the "Merger Agreement") through our wholly-owned subsidiary Nu Skin International, Inc. ("NSI"), by and among NSI, Pharmanex License Acquisition Corporation, a wholly-owned subsidiary of NSI, Caroderm Inc. ("Caroderm"), and certain shareholders of Caroderm. Pursuant to the Merger Agreement, Caroderm was merged with and into Pharmanex and the total consideration payable by us in connection with the Merger is $4,000,000. Prior to the merger, Caroderm and we each owned a license to the technology utilized in the Pharmanex® BioPhotonic Scanner (the "Scanner") permitting mutually exclusive fields of use. Caroderm's license permitted the use of the Scanner technology within the professional medical community. As a result of the merger, we acquired Caroderm's license and field of use.

        It is also contemplated that our existing license with respect to the Scanner technology, which has been filed previously with the Securities Exchange Commission as a material contract, will be amended to include the following field of use:

        "FIELD OF USE" shall mean the use of the licensed technology for the non-invasive measurement of carotenoids and similar or related compounds in human skin including related research; however, the above filed of use does not include the use of the technology for identifying, imaging, locating, and/or diagnosing skin lesions or skin malignancies in human patients. The above field of use does not include veterinary applications; however, it is agreed that licensee may use laboratory, in vitro, and in vivo animal model methods to research, develop and validate licensed products and licensed processes. For avoidance of doubt, human skin is defined as the continuous external membrane (integument) enveloping the body and consisting of the epidermis and dermis, hair, nails, sebaceous glands, sweat glands, and mammary glands; the skin does not include mucosal tissue such as the lining of the mouth.

        The foregoing does not constitute a complete summary of the terms of the Merger Agreement, and reference is made to the complete text of the Merger Agreement, which is attached as Exhibit 10.74 to this report and incorporated by reference in this Item 9B.

Team Elite Travel Policy

        On March 13, 2006, Compensation Committee of our Board of Directors adopted a travel policy with respect to the annual Team Elite distributor trip. It is currently our practice to conduct an annual international trip for those independent distributors that have achieved "Team Elite" status within our distributor compensation plan. Certain members of our senior management accompany Team Elite members on this trip in an effort promote contact and relationship building between senior management and Team Elite members. Members of company management are often accompanied by their spouses in an effort to promote a family atmosphere at these events. In recognition of this, we adopted a policy providing that we will pay for travel, lodging, and certain other costs for the spouses of certain senior managers attending the Team Elite trip.

PART III

        The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference to our Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission for our 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. See Index to Consolidated Financial Statements under Item 8 of Part II.

3.	Exhibits: The following Exhibits are filed with this Form 10-K (reference to the “Company” shall mean Nu Skin Enterprises, Inc.):

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1).

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form S-1).

10.1	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America.

10.2	First Amendment to Note Purchase Agreement between the Company and The Prudential Insurance Company of America dated May 1, 2002 (incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Exhibit Description

10.5	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent.

10.6	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	Pledge Agreement dated as of January 31, 2005 by and among Nu Skin Asia Investment, Inc., a wholly-owned subsidiary of the Company, and U.S. Bank National Association, as agent for and on behalf of the Benefited Parties under the Amended and Restated Collateral Agency and Intercreditor Agreement (referred to below) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on March 10, 2005).

10.8	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto.

10.9	Amendment to Collateral Agency and Intercreditor Agreement dated May 10, 2000, among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.10	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.11	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.12	First Amendment to the Credit Agreement dated December 14, 2001 dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.13	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Exhibit Description

10.14	Third Amendment to the Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.15	Shareholders Agreement among the Company, Dató Mohd Nadzmi Bin Mohd Sulleh and Kiow Kim Yoon Frankie Kiow dated effective as of September 25, 2001 (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.16	Master Lease Agreement dated January 16th 2003 by and between the Company and Scrub Oak, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.17	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18	Master Lease Agreement dated January 16, 2003 by and between the Company and Aspen Country, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.20	Form of Indemnification Agreement entered into by and among the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1).

*10.21	Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit Number	Exhibit Description

*10.22	Amendment in Total and Complete Restatement of Deferred Compensation Plan. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

*10.23	Form of Deferred Compensation Plan (New Form) with amendment (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.24	Form of Amendment to the Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.25	Amendment in Total and Complete Restatement of NSI Compensation Trust (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.26	Nu Skin Enterprises, Inc. Deferred Compensation Plan dated December 12, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.27	Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 12, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.28	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan.

*10.29	Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.30	Base Form of Master Stock Option Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.31	Form of Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.32	Summary Description of Nu Skin Japan Director Retirement Allowance Plan (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.33	Employment Letter with Truman Hunt (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Exhibit Description

*10.34	Amendment to Employment Letter with M. Truman Hunt dated September 22, 2005 and Amendment to provisions of the Company’s Executive Incentive Plan with respect to Mr. Hunt (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.35	Letter of Understanding with Corey Lindley effective August 8, 2002 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.36	Letter of Understanding with Corey Lindley effective December 22, 2003 (Supplementing Letter of Understanding effective August 8, 2002) (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.37	Amendment to Letter of Understanding with Corey Lindley as of March 25, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.38	Amended and Restated Registration Rights Agreement, dated as of September 18, 2003, by and among Nu Skin Enterprises, Inc., Sandra N. Tillotson, The Sandra N. Tillotson Family Trust and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-109836)).

10.39	Private Shelf Agreement, dated as of August 26, 2003, between Nu Skin Enterprises, Inc. and Prudential Investment Management, Inc. (the "Private Shelf Agreement") (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.40	First Amendment to Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Exhibit Description

10.41	Second Amendment to Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.42	Third Amendment to Private Shelf Agreement dated June 13, 2005 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.43	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.44	Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2005 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 8, 2005).

10.45	Stock Repurchase Agreement, dated as of October 22, 2003, between the Company and certain of its shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.46	Registration Rights Agreement dated as of October 22, 2003, by and among the Company and certain third-party purchasers of the Company’s stock shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.47	Form of Lock-up Agreement executed by certain of the Company’s shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.48	Registration Rights Agreement, dated as of July 26, 2004, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

Exhibit Number	Exhibit Description

10.49	Stock Repurchase Agreement, dated as of July 27, 2004, by and among the Company and the Selling Stockholders signatory thereto (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

*10.50	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.51	Nu Skin Enterprises, Inc. 2005 Executive Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 9, 2005).

10.52	Restricted Stock Purchase Agreement, dated as of January 17, 2003, between the Company and Truman Hunt (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.53	Employment Letter with Robert Conlee effective November 26, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.54	Summary of Non-management Director compensation.

10.55	Amended and Restated Patent License Agreement, dated as of March 7, 2002 by and between the University of Utah Research Foundation and Nutriscan, Inc. and Interpretive Memorandum of Understanding, dated as of November 30, 2001 (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.56	Nu Skin Enterprises, Inc. Senior Executive Benefits Policy (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.57	Agreement and Plan of Merger among Nu Skin International, Inc., Pharmanex License Acquisition Corporation, Caroderm, Inc. and certain shareholders of Caroderm, Inc. dated as of March 7, 2006.

*10.58	Severance letter with Richard King dated March 2, 2006.

*10.59	Severance letter with Lori Bush dated March 10, 2006.

*10.60	Summary of Team Elite Travel Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

Exhibit Number	Exhibit Description

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

NU SKIN ENTERPRISES, INC.
By: /s/ M. Truman Hunt M. Truman Hunt, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2006.

Signatures	Capacity in Which Signed

/s/ Blake M. Roney
Blake M. Roney	Chairman of the Board

/s/ M. Truman Hunt	Chief Executive Officer and Director
M. Truman Hunt	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Sandra N. Tillotson
Sandra N. Tillotson	Senior Vice President, Director

/s/ Daniel W. Campbell
Daniel W. Campbell	Director

/s/ E. J. "Jake" Garn
E. J. "Jake" Garn	Director

/s/ Paula F. Hawkins
Paula F. Hawkins	Director

/s/ Andrew D. Lipman
Andrew D. Lipman	Director

/s/ Jose Ferreira, Jr.
Jose Ferreira, Jr.	Director

/s/ D. Allen Andersen
D. Allen Andersen	Director

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1).

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form S-1).

10.1	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America.

10.2	First Amendment to Note Purchase Agreement between the Company and The Prudential Insurance Company of America dated May 1, 2002 (incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Exhibit Description

10.5	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent.

10.6	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	Pledge Agreement dated as of January 31, 2005 by and among Nu Skin Asia Investment, Inc., a wholly-owned subsidiary of the Company, and U.S. Bank National Association, as agent for and on behalf of the Benefited Parties under the Amended and Restated Collateral Agency and Intercreditor Agreement (referred to below) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on March 10, 2005).

10.8	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto.

10.9	Amendment to Collateral Agency and Intercreditor Agreement dated May 10, 2000, among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.10	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.11	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.12	First Amendment to the Credit Agreement dated December 14, 2001 dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.13	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Exhibit Description

10.14	Third Amendment to the Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.15	Shareholders Agreement among the Company, Dató Mohd Nadzmi Bin Mohd Sulleh and Kiow Kim Yoon Frankie Kiow dated effective as of September 25, 2001 (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.16	Master Lease Agreement dated January 16th 2003 by and between the Company and Scrub Oak, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.17	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18	Master Lease Agreement dated January 16, 2003 by and between the Company and Aspen Country, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.20	Form of Indemnification Agreement entered into by and among the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1).

*10.21	Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit Number	Exhibit Description

*10.22	Amendment in Total and Complete Restatement of Deferred Compensation Plan. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

*10.23	Form of Deferred Compensation Plan (New Form) with amendment (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.24	Form of Amendment to the Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.25	Amendment in Total and Complete Restatement of NSI Compensation Trust (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.26	Nu Skin Enterprises, Inc. Deferred Compensation Plan dated December 12, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.27	Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 12, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.28	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan.

*10.29	Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.30	Base Form of Master Stock Option Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.31	Form of Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.32	Summary Description of Nu Skin Japan Director Retirement Allowance Plan (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.33	Employment Letter with Truman Hunt (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Exhibit Description

*10.34	Amendment to Employment Letter with M. Truman Hunt dated September 22, 2005 and Amendment to provisions of the Company’s Executive Incentive Plan with respect to Mr. Hunt (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.35	Letter of Understanding with Corey Lindley effective August 8, 2002 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.36	Letter of Understanding with Corey Lindley effective December 22, 2003 (Supplementing Letter of Understanding effective August 8, 2002) (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.37	Amendment to Letter of Understanding with Corey Lindley as of March 25, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.38	Amended and Restated Registration Rights Agreement, dated as of September 18, 2003, by and among Nu Skin Enterprises, Inc., Sandra N. Tillotson, The Sandra N. Tillotson Family Trust and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-109836)).

10.39	Private Shelf Agreement, dated as of August 26, 2003, between Nu Skin Enterprises, Inc. and Prudential Investment Management, Inc. (the "Private Shelf Agreement") (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.40	First Amendment to Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Exhibit Description

10.41	Second Amendment to Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.42	Third Amendment to Private Shelf Agreement dated June 13, 2005 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.43	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.44	Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2005 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 8, 2005).

10.45	Stock Repurchase Agreement, dated as of October 22, 2003, between the Company and certain of its shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.46	Registration Rights Agreement dated as of October 22, 2003, by and among the Company and certain third-party purchasers of the Company’s stock shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.47	Form of Lock-up Agreement executed by certain of the Company’s shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.48	Registration Rights Agreement, dated as of July 26, 2004, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

Exhibit Number	Exhibit Description

10.49	Stock Repurchase Agreement, dated as of July 27, 2004, by and among the Company and the Selling Stockholders signatory thereto (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

*10.50	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.51	Nu Skin Enterprises, Inc. 2005 Executive Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 9, 2005).

10.52	Restricted Stock Purchase Agreement, dated as of January 17, 2003, between the Company and Truman Hunt (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.53	Employment Letter with Robert Conlee effective November 26, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.54	Summary of Non-management Director compensation.

10.55	Amended and Restated Patent License Agreement, dated as of March 7, 2002 by and between the University of Utah Research Foundation and Nutriscan, Inc. and Interpretive Memorandum of Understanding, dated as of November 30, 2001 (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.56	Nu Skin Enterprises, Inc. Senior Executive Benefits Policy (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.57	Agreement and Plan of Merger among Nu Skin International, Inc., Pharmanex License Acquisition Corporation, Caroderm, Inc. and certain shareholders of Caroderm, Inc. dated as of March 7, 2006.

*10.58	Severance letter with Richard King dated March 2, 2006.

*10.59	Severance letter with Lori Bush dated March 10, 2006.

*10.60	Summary of Team Elite Travel Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

Exhibit Number	Exhibit Description

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.