Form 10-K/A
period 2005-12-31
NU SKIN ENTERPRISES INC
filed 2006-03-17
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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
Yes     No   ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No   ☐

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
Large accelerated filer    ☒          Accelerated filer ☐          Non-accelerated filer ☐

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

Documents incorporated by reference. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end are incorporated by reference in Part III of this report.

Explanatory Note

This Amendment No. 1 to Form 10-K (the "Amendment") is being filed to (i) eliminate some outdated forward-looking information in the 2004 to 2003 comparison of operating results in Item 7 that were inadvertently inserted in the conversion to the EDGAR format; (ii) correct typographical errors in Footnote 11 and Footnote 5 to the Consolidated Financial Statements that occured in the conversion of the filing to the EDGAR format, and (iii) correct a reference to voitng power percentage held by the original stockholders in Item 1A and other non-substantive typographical and formatting errors in the report. The Amendment is otherwise identical to the Form 10-K.

TABLE OF CONTENTS

PART 1	-1-
ITEM 1.	BUSINESS	-1-
Overview	-1-
Our Product Categories	-3-
Sourcing and Production	-7-
Research and Development	-8-
Geographic Sales Regions	-9-
Distribution	-13-
Competition	-17-
Intellectual Property	-18-
Government Regulation	-18-
Employees	-21-
Available Information	-22-
ITEM 1A.	RISK FACTORS	-23-
ITEM 1B.	UNRESOLVED STAFF COMMENTS	-35-
ITEM 2.	PROPERTIES	-35-
ITEM 3.	LEGAL PROCEEDINGS	-36-
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	-37-

PART II	-37-
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	-37-
ITEM 6.	SELECTED FINANCIAL DATA	-39-
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	-40-
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	-64-
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-64-
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	-90-
ITEM 9A.	CONTROLS AND PROCEDURES	-90-
ITEM 9B.	OTHER INFORMATION	-91-

PART III	-92-

PART IV	-93-
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	-93-
SIGNATURES	-103-

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
        Therapy System
Tru Face Line Corrector
Tru Face Essence
Tru Face Revealing Gel
Nu Skin Galvanic Spa System II
Nu Skin Clear Action Acne
         Medication System
Nu Skin Tri-Phasic White

Daily Skin Care	Our daily skin care line consists of face and body products, including cleansers, toners, moisturizers, specialty products and body care. Nutricentials products, fortified with topically applied nutrients, uniquely position this line.	Night Supply NourishingCream Liquid Body Bar Enhancer Skin Conditioning Gel Celltrex Ultra Recovery Fluid Celltrex CoQ10 Complete Perennial Intense Body Moisturizer

Category	Description	Selected Products

Ethnobotanicals	Our Epoch line is distinguished by utilizing the traditions of indigenous cultures. Each Epoch product is formulated with botanical ingredients derived from renewable resources found in nature. In addition, we contribute a percentage of our proceeds from Epoch sales to charitable causes.	Epoch Baby Calming Touch Glacial Marine Mud Ava puhi moni Shampoo IceDancer Invigorating Leg Gel FireWalker Moisturizing Foot Cream Sole Solution

Color Cosmetics	Our Nu Colour line complements our skin care offerings through a variety of premium-quality cosmetics.	Nu Colour Cosmetics Skin Beneficial Tinted Moisturizer Bronzing Pearls Replenishing Lipstick Eye Makeup Remover

Scion	Available in certain markets, Scion is a line of personal care products that provides value-oriented solutions to meet basic grooming needs with quality ingredients.	Scion Toothpaste Scion Two-In-One Shampoo Scion Hand and Body Wash Scion Moisturizing Body Lotion

Other Products	Our personal care portfolio also includes daily-use products for hair care, scalp treatment and sun protection.	DailyKind Mild Shampoo FreeFall Detangling Spray Nutriol Hair Fitness Sunright Lip Balm

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

        The following table summarizes the current Big Planet product lines by category:

Category	Description	Selected Products

Digital Photography	A line of digital photography services designed for non-technical consumers.	Picture Show DVD Movie Magic DVD Photo Saver CD Photomax Web site - online photo storage

Business Tools	Advanced tools and services that help distributors and consumers establish an online presence and manage their businesses.	Global Web Page BP Mall ISP for U.S. - by Qwest ISP for Japan - by Nifty BP Internet Security

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

        Pharmanex. Substantially all of our Pharmanex nutritional supplements and ingredients, including LifePak, are produced or provided by industry-leading third-party suppliers. We rely on two partners for the majority of our Pharmanex products, one of which supplies approximately 35% and the other of which supplies approximately 22% of our nutritional supplements. In the event we become unable to source any products or ingredients from these suppliers or from other current vendors, we believe that we would be able to produce or replace those products or substitute ingredients without great difficulty or significant increases to our cost of goods sold. Please refer to "Item 1A. - “Risk Factors” for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.

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

        Greater China. The following table provides information on each of the markets in the Greater China region, including the year it was opened, 2005 revenue and the percentage of our total 2005 revenue for each market:

(U.S. dollars in millions)	Year Opened	2005 Revenue	Percentage of 2005 Revenue

China	2003	$ 102.2	9%
Taiwan	1992	$ 92.4	8%
Hong Kong	1991	$ 42.1	4%

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

        Because of the Chinese government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies. The scrutiny has increased following adoption of the new direct selling and anti-pyramiding regulations and our business continues to be subject to reviews and investigations by municipal and provincial level regulators. At times, investigations and related actions by government regulators have caused an obstruction to our ability to conduct business in certain locations, and have resulted in a few cases in fines being paid by our company. In each of these cases, we have been allowed to recommence operations after the government’s investigation, and no material changes to our business model were required in connection with these fines and obstructions. We also expect to receive continued guidance and direction as we work with regulators to address our business model and any changes we make to comply with the new direct selling regulations. For more information on the regulatory risks associated with our business in China, see the risk factor under “Item 1A. Risk Factors” entitled “Our operations in China have been subject to significantly governmental scrutiny, and our operations in China may be harmed by the results of such scrutiny.”

        In accordance with the new direct selling regulations, we have applied for a direct selling license. It is not clear when direct selling licenses will be issued and how the government is processing these applications. If and when we receive a direct selling license, we plan to augment our current business model by adding a direct selling component that will allow us to begin to engage independent contractors who will be able to sell our products away from a fixed location. We plan on maintaining our retail store/employed sales representative model because we believe it provides us with more flexibility in the manner in which we can operate throughout China and compensate our sales representatives. For more information on the risks that these regulations could have on our business, see the risk factor under “Item 1A. Risk Factors” entitled “If recently adopted direct selling regulations in China are interpreted or enforced by governmental authorities in a manner that negatively impacts our current business model or our planned dual business model there, or if we are unable to obtain a direct selling license under these regulations, our business in China could be harmed.”

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

        Our Pharmanex products are subject to various regulations in the markets in which we operate. In the United States, laboratory analysis by governmental authorities, and the product registration process for these products are regulated by the Food and Drug Administration. Because our products are regulated more like foods under the Dietary Supplement and Health Education Act, we are generally not required to obtain regulatory approval prior to introducing a product into the United States market. None of this infringes, however, upon the FDA’s power to remove an unsafe substance from the market. In our foreign markets, the products are generally regulated by similar government agencies, such as the Ministry of Health and Welfare in Japan and the Department of Health in Taiwan. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products. China has some of the most restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory analysis by governmental authorities, and the product registration process for these products takes approximately two years. We market both “health foods” and “general foods” in China. Our flagship product, LifePak, is currently marketed as a general food with only one of the three main capsules having received “health food” classification. Currently, “general foods” is not an approved category for direct selling and, therefore if final “health food” classification for LifePak is not obtained for this two other capsules in the product prior to our initiation of direct selling activities in this market, we will only market LifePak through our stores as we do today. Additionally, there is some risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel our categorization of product is inconsistent with product claims, ingredients or function, this could limit our ability to market such products in China in their current form.

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

        Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance in countries where we operate. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. We assume no responsibility or obligation to update these statements to reflect any changes. The forward-looking statements and associated risks set forth herein relate to, among other things:

•	our plans with respect to the launch of the S2 Scanner and the Nu Skin® ProDerm™ Skin Analyzer in various markets;

•	the expectation that our relationship with our current primary suppliers will not end in the near term, and the belief that we could produce or source our personal care products from other suppliers and expand manufacturing capabilities in China, and replace our primary suppliers of Pharmanex products without great difficulty or increased cost;

•	our plans to build and open a nutritional supplement manufacturing facility in China for export by mid-2008;

•	our belief that we can produce sufficient Scanners in our new manufacturing facility in China to support current and future demands in our markets;

•	our plans to continue to develop new, innovative products and to improve and evolve our existing product formulations;

•	our plans to commit resources to research and development in the future;

•	our belief that providing effective distributor support will be important to our success;

•	our plans to continue to enter and expand new markets, including Russia and other Eastern European markets;

•	our plans to add a direct selling component to our business model in China; and

•	our belief that we do not currently foresee a shortage in qualified personnel necessary to operate our business.

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

        The original stockholders of our company, together with their family members and affiliates, have the ability to influence the election and removal of the board of directors and, as a result, future direction and operations of our company. As of February 28, 2006, these stockholders owned approximately 26% of the voting power of the outstanding shares of Class A common stock. Accordingly, they may influence decisions concerning business opportunities, declaring dividends, issuing additional shares of Class A common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets. They may make decisions that are adverse to your interests.

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

        On October 29, 2004, a motion for preliminary injunction was filed by Caroderm, Inc. (“Caroderm”) in the action Caroderm, Inc. and University of Utah Research Foundation v. Nu Skin Enterprises, Inc., Niksun Acquisition Corporation, et. al., Third Judicial District Court, Salt Lake County, State of Utah. The complaint was filed in this action on July 16, 2004 by Caroderm, which is a separate licensee of the technology utilized in the Scanner. The motion and complaint alleged that we are in violation of the terms of our license because of alleged use of the Scanner for medical diagnostic purposes or in medical clinical settings. The complaint and motion sought an order of the court enjoining and restraining us and requiring us to take steps to stop the use of the Scanner by our distributors for medical diagnostic purposes or in a medical clinical setting in excess of our granted field of use. After a five-day bench trial held the week of April 25, 2005, the court denied Caroderm’s claim for injunctive relief. Caroderm subsequently appealed this decision. On March 7, 2006, we signed an Agreement and Plan of Merger pursuant to which we acquired Caroderm. As a result, Caroderm’s appeal was subsequently dismissed.

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

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $160.0 million is currently authorized. As of December 31, 2005, we had repurchased approximately $107.5 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

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

        In addition to launching the S2 Scanner in Japan in 2006, subject to regulatory approval we plan to launch our g3 nutritional juice, which contains a highly concentrated mix of several types of antioxidants including carotenoid antioxidants. We anticipate that these initiatives will positively impact our nutritional revenue in this market. We are also planning to launch our Nu Skin® ProDerm™ Skin Analyzer, a handheld skin analysis tool. Based on recent discussions with Japanese regulators, there are indications that certain limitations may be imposed on the use of the ProDerm™ tool. It appears that we will be able to use the ProDerm™ to provide close-up skin images, but we may not be able to use the ProDerm™ to provide a score that quantifies skin condition and attributes as will be the case in other markets.

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

        In South Korea, our local currency revenue grew 7% in 2004 compared to 2003 primarily as a result of continued growth in our active distributors. We believe that strong initiatives and distributor support contributed to the growth in this market despite the difficult regulatory and economic conditions in South Korea.

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

Contractual Obligations and Contingencies

        The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2005 (U.S. dollars in thousands):

	Total	2006	2007-2008	2009-2010	Thereafter

Long-term debt obligations(1)	$ 150,240	$ 26,757	$ 57,293	$ 51,072	$ 15,118
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	45,667	13,645	19,292	10,845	1,885
Purchase obligations	65,707	43,238	15,663	5,940	866
Other long-term liabilities reflected on the balance sheet(3)	—	—	—	—	—
Total	$ 261,614	$ 83,640	$ 92,248	$ 67,857	$ 17,869

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
 (U.S. dollars in thousands)

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

        Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2004	2005

Raw materials	$ 16,855	$ 20,941
Finished goods	70,619	78,458
	$ ; 87,474	$ 99,399

Property and equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Furniture and fixtures	5 - 7 years
Computers and equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Scanners	3 years
Vehicles	3 - 5 years

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

December 31,
	2003	2004	2005

Net income, as reported	$ 67,876	$ 77,674	$ 74,033
Deduct: Total stock-based employee method expense determined under fair value based method for all awards, net of related tax effect	(5,274)	(6,224)	(5,823)

Pro forma net income	$ 62,602	$ 71,450	$ 68,210

Earnings per share:
Basic - as reported	$ 0.86	$ 1.10	$ 1.06
Basic - pro forma	$ 0.80	$ 1.01	$ 0.97

Diluted - as reported	$ 0.85	$ 1.07	$ 1.04
Diluted - pro forma	$ 0.79	$ 0.98	$ 0.96

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

5.	Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2004	2005

Goodwill	$ 112,446	$ 112,446
Trademarks and trade names	24,599	24,599
	$ 137,045	$ 137,045

	December 31, 2004		December 31, 2005
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$ 23,840	$ 1,099	$ 42,435	$ 3,304	18 years
Developed technology	22,500	8,490	22,500	9,314	20 years
Distributor network	11,598	5,576	11,598	6,078	15 years
Trademarks	12,203	5,640	12,345	6,255	15 years
Other	20,828	15,758	19,873	17,262	5 years
	$ 90,969	$ 36,563	$ 108,751	$ 42,213	15 years

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

6.	Other Assets

        Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2004	2005

Deferred taxes	$ 34,856	$ 31,804
Deposits for noncancelable operating leases	11,636	13,397
Deposit for customs assessment (Note 19)	11,820	22,853
Other	15,114	15,022
	$ 73,426	$ 83,076
7.	Accrued Expenses

        Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2004	2005

Accrued commission payments to distributors	$ 43,845	$ 41,820
Income taxes payable	6,612	8,880
Other taxes payable	5,521	15,649
Accrued payroll and payroll taxes	11,435	11,405
Accrued contingent payable (Note 20)	8,217	—
Other accruals	31,596	34,269
	$ 107,226	$ 112,023
8.	Long-Term Debt

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

        During the year ended December 31, 1996, the Company’s board of directors adopted the Nu Skin Enterprises, Inc., 1996 Stock Incentive Plan (the “1996 Stock Incentive Plan”). The 1996 Stock Incentive Plan provides for granting of stock awards and options to purchase common stock to executives, other employees, independent consultants and directors of the Company and its Subsidiaries. On February 7, 2003, the board of directors authorized and the shareholders approved an amendment to the plan increasing the number of shares available for grant from 8.0 million to 13.0 million. As of December 31, 2005, approximately 11.0 million shares or options have been granted.

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        In Taiwan, the Company is currently subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order avoid the running of the statute of limitations with respect to the 1999 and 2000 tax years, the Taiwan tax authorities have disallowed the Company's commission expense deductions for those years and assessed the Company a total of approximately $18.7 million. The Company is contesting this assessment and is in discussions with the tax authorities in an effort to resolve this matter. Based on its understanding of this matter, management does not believe that it is probable that the Company will incur a loss relating to this matter and accordingly has not provided any related reserves.

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

        The foregoing does not constitute a complete summary of the terms of the severance arrangement with Mr. King, and reference is made to the complete text of the severance letter, which is attached as Exhibit 10.59 to this report and incorporated by reference in this Item 9B.

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

        The foregoing does not constitute a complete summary of the terms of the severance arrangement with Ms. Bush, and reference is made to the complete text of the severance letter, which is attached as Exhibit 10.60 to this report and incorporated by reference in this Item 9B.

Caroderm Acquisition

        On March 7, 2006, we entered into an Agreement and Plan of Merger (the "Merger Agreement") through our wholly-owned subsidiary Nu Skin International, Inc. ("NSI"), by and among NSI, Pharmanex License Acquisition Corporation, a wholly-owned subsidiary of NSI, Caroderm Inc. ("Caroderm"), and certain shareholders of Caroderm. Pursuant to the Merger Agreement, Caroderm was merged with and into Pharmanex and the total consideration payable by us in connection with the Merger is $4,000,000. Prior to the merger, Caroderm and we each owned a license to the technology utilized in the Scanner permitting mutually exclusive fields of use. Caroderm's license permitted the use of the Scanner technology within the professional medical community. As a result of the merger, we acquired Caroderm's license and field of use.

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

        The foregoing does not constitute a complete summary of the terms of the Merger Agreement, and reference is made to the complete text of the Merger Agreement, which is attached as Exhibit 10.58 to this report and incorporated by reference in this Item 9B.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. See Index to Consolidated Financial Statements under Item 8 of Part II.

3.	Exhibits: References to the “Company” shall mean Nu Skin Enterprises, Inc. Exhibits preceeded by an asterisk (*) are management contracts or compensatory plans or arrangements.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1).

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form S-1).

10.1	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America.

10.2	First Amendment to Note Purchase Agreement between the Company and The Prudential Insurance Company of America dated May 1, 2002 (incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Exhibit Description

10.5	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent.

10.6	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	Pledge Agreement dated as of January 31, 2005 by and among Nu Skin Asia Investment, Inc., a wholly-owned subsidiary of the Company, and U.S. Bank National Association, as agent for and on behalf of the Benefited Parties under the Amended and Restated Collateral Agency and Intercreditor Agreement (referred to below) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on March 10, 2005).

10.8	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto.

10.9	Amendment to Collateral Agency and Intercreditor Agreement dated May 10, 2000, among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.10	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.11	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.12	First Amendment to the Credit Agreement dated December 14, 2001 dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.13	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Exhibit Description

10.14	Third Amendment to the Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.15	Shareholders Agreement among the Company, Dató Mohd Nadzmi Bin Mohd Sulleh and Kiow Kim Yoon Frankie Kiow dated effective as of September 25, 2001 (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.16	Master Lease Agreement dated January 16th 2003 by and between the Company and Scrub Oak, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.17	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18	Master Lease Agreement dated January 16, 2003 by and between the Company and Aspen Country, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.20	Form of Indemnification Agreement entered into by and among the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1).

*10.21	Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit Number	Exhibit Description

*10.22	Amendment in Total and Complete Restatement of Deferred Compensation Plan. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

*10.23	Form of Deferred Compensation Plan (New Form) with amendment (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.24	Form of Amendment to the Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.25	Amendment in Total and Complete Restatement of NSI Compensation Trust (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.26	Nu Skin Enterprises, Inc. Deferred Compensation Plan dated December 12, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.27	Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 12, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.28	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan.

*10.29	Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.30	Base Form of Master Stock Option Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.31	Form of Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.32	Summary Description of Nu Skin Japan Director Retirement Allowance Plan (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.33	Employment Letter with Truman Hunt (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Exhibit Description

*10.34	Amendment to Employment Letter with M. Truman Hunt dated September 22, 2005 and Amendment to provisions of the Company’s Executive Incentive Plan with respect to Mr. Hunt (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.35	Letter of Understanding with Corey Lindley effective August 8, 2002 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.36	Letter of Understanding with Corey Lindley effective December 22, 2003 (Supplementing Letter of Understanding effective August 8, 2002) (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.37	Amendment to Letter of Understanding with Corey Lindley as of March 25, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.38	Amended and Restated Registration Rights Agreement, dated as of September 18, 2003, by and among Nu Skin Enterprises, Inc., Sandra N. Tillotson, The Sandra N. Tillotson Family Trust and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-109836)).

10.39	Private Shelf Agreement, dated as of August 26, 2003, between Nu Skin Enterprises, Inc. and Prudential Investment Management, Inc. (the "Private Shelf Agreement") (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.40	First Amendment to Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Exhibit Description

10.41	Second Amendment to Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.42	Third Amendment to Private Shelf Agreement dated June 13, 2005 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.43	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.44	Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2005 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 8, 2005).

10.45	Stock Repurchase Agreement, dated as of October 22, 2003, between the Company and certain of its shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.46	Registration Rights Agreement dated as of October 22, 2003, by and among the Company and certain third-party purchasers of the Company’s stock shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.47	Form of Lock-up Agreement executed by certain of the Company’s shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.48	Registration Rights Agreement, dated as of July 26, 2004, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

Exhibit Number	Exhibit Description

10.49	Stock Repurchase Agreement, dated as of July 27, 2004, by and among the Company and the Selling Stockholders signatory thereto (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

*10.50	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.51	Nu Skin Enterprises, Inc. 2005 Executive Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 9, 2005).

*10.52	Restricted Stock Purchase Agreement, dated as of January 17, 2003, between the Company and Truman Hunt (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.53	Employment Letter with Robert Conlee effective November 26, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.54	Summary of Non-management Director compensation.

*10.55	Form of Contingent Stock Award Agreement (Director Award).

10.56	Amended and Restated Patent License Agreement, dated as of March 7, 2002 by and between the University of Utah Research Foundation and Nutriscan, Inc. and Interpretive Memorandum of Understanding, dated as of November 30, 2001 (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.57	Nu Skin Enterprises, Inc. Senior Executive Benefits Policy (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.58	Agreement and Plan of Merger among Nu Skin International, Inc., Pharmanex License Acquisition Corporation, Caroderm, Inc. and certain shareholders of Caroderm, Inc. dated as of March 7, 2006.

*10.59	Severance letter with Richard King dated March 2, 2006.

*10.60	Severance letter with Lori Bush dated March 10, 2006.

*10.61	Summary of Team Elite Travel Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

Exhibit Number	Exhibit Description

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2006.

NU SKIN ENTERPRISES, INC.
By: /s/ Ritch N. Wood Ritch N. Wood, Chief Financial Officer

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1).

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form S-1).

10.1	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America.

10.2	First Amendment to Note Purchase Agreement between the Company and The Prudential Insurance Company of America dated May 1, 2002 (incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Exhibit Description

10.5	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent.

10.6	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	Pledge Agreement dated as of January 31, 2005 by and among Nu Skin Asia Investment, Inc., a wholly-owned subsidiary of the Company, and U.S. Bank National Association, as agent for and on behalf of the Benefited Parties under the Amended and Restated Collateral Agency and Intercreditor Agreement (referred to below) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on March 10, 2005).

10.8	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto.

10.9	Amendment to Collateral Agency and Intercreditor Agreement dated May 10, 2000, among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.10	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.11	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.12	First Amendment to the Credit Agreement dated December 14, 2001 dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.13	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Exhibit Description

10.14	Third Amendment to the Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.15	Shareholders Agreement among the Company, Dató Mohd Nadzmi Bin Mohd Sulleh and Kiow Kim Yoon Frankie Kiow dated effective as of September 25, 2001 (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.16	Master Lease Agreement dated January 16th 2003 by and between the Company and Scrub Oak, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.17	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18	Master Lease Agreement dated January 16, 2003 by and between the Company and Aspen Country, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.20	Form of Indemnification Agreement entered into by and among the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1).

*10.21	Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit Number	Exhibit Description

*10.22	Amendment in Total and Complete Restatement of Deferred Compensation Plan. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

*10.23	Form of Deferred Compensation Plan (New Form) with amendment (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.24	Form of Amendment to the Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.25	Amendment in Total and Complete Restatement of NSI Compensation Trust (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.26	Nu Skin Enterprises, Inc. Deferred Compensation Plan dated December 12, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.27	Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 12, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.28	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan.

*10.29	Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.30	Base Form of Master Stock Option Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.31	Form of Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.32	Summary Description of Nu Skin Japan Director Retirement Allowance Plan (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.33	Employment Letter with Truman Hunt (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Exhibit Description

*10.34	Amendment to Employment Letter with M. Truman Hunt dated September 22, 2005 and Amendment to provisions of the Company’s Executive Incentive Plan with respect to Mr. Hunt (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.35	Letter of Understanding with Corey Lindley effective August 8, 2002 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.36	Letter of Understanding with Corey Lindley effective December 22, 2003 (Supplementing Letter of Understanding effective August 8, 2002) (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.37	Amendment to Letter of Understanding with Corey Lindley as of March 25, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.38	Amended and Restated Registration Rights Agreement, dated as of September 18, 2003, by and among Nu Skin Enterprises, Inc., Sandra N. Tillotson, The Sandra N. Tillotson Family Trust and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-109836)).

10.39	Private Shelf Agreement, dated as of August 26, 2003, between Nu Skin Enterprises, Inc. and Prudential Investment Management, Inc. (the "Private Shelf Agreement") (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.40	First Amendment to Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Exhibit Description

10.41	Second Amendment to Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.42	Third Amendment to Private Shelf Agreement dated June 13, 2005 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.43	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.44	Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2005 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 8, 2005).

10.45	Stock Repurchase Agreement, dated as of October 22, 2003, between the Company and certain of its shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.46	Registration Rights Agreement dated as of October 22, 2003, by and among the Company and certain third-party purchasers of the Company’s stock shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.47	Form of Lock-up Agreement executed by certain of the Company’s shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

10.48	Registration Rights Agreement, dated as of July 26, 2004, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

Exhibit Number	Exhibit Description

10.49	Stock Repurchase Agreement, dated as of July 27, 2004, by and among the Company and the Selling Stockholders signatory thereto (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed August 23, 2004 (File No. 333-118495)).

*10.50	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.51	Nu Skin Enterprises, Inc. 2005 Executive Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 9, 2005).

*10.52	Restricted Stock Purchase Agreement, dated as of January 17, 2003, between the Company and Truman Hunt (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.53	Employment Letter with Robert Conlee effective November 26, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.54	Summary of Non-management Director compensation.

*10.55	Form of Contingent Stock Award Agreement (Director Award).

10.56	Amended and Restated Patent License Agreement, dated as of March 7, 2002 by and between the University of Utah Research Foundation and Nutriscan, Inc. and Interpretive Memorandum of Understanding, dated as of November 30, 2001 (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.57	Nu Skin Enterprises, Inc. Senior Executive Benefits Policy (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.58	Agreement and Plan of Merger among Nu Skin International, Inc., Pharmanex License Acquisition Corporation, Caroderm, Inc. and certain shareholders of Caroderm, Inc. dated as of March 7, 2006.

*10.59	Severance letter with Richard King dated March 2, 2006.

*10.60	Severance letter with Lori Bush dated March 10, 2006.

*10.61	Summary of Team Elite Travel Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

Exhibit Number	Exhibit Description

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.