Form 10-Q
period 2006-03-31
NU SKIN ENTERPRISES INC
filed 2006-05-10
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

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

Yes            No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                   Accelerated filer                                   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No

As of April 28, 2006, 70,235,778 shares of the registrant's Class A common stock, $.001 par value per share were outstanding.

Pursuant to Rule 12b(25), Item 4 of Part I and the certifications of our chief exectuive officer and chief financial officer pursuant to Sections 902 and 306 of the Sarbanes Oxley Act of 2002 are omitted.

NU SKIN ENTERPRISES, INC.

2006 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of
Nu Skin Enterprises, Inc. or its subsidiaries.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$ 129,773	$ 155,409
Current investments	15,825	—
Accounts receivable	16,511	16,683
Inventories, net	99,746	99,399
Prepaid expenses and other	33,633	36,663
	295,488	308,154

Property and equipment, net	71,754	84,053
Goodwill	112,446	112,446
Other intangible assets, net	93,653	91,137
Other assets	83,486	83,076
Total assets	$ 656,827	$ 678,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 27,401	$ 20,276
Accrued expenses	97,501	112,023
Current portion of long-term debt	26,779	26,757
	151,681	159,056

Long-term debt	123,620	123,483
Other liabilities	41,692	41,699
Total liabilities	316,993	324,238

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	181,954	179,335
Treasury stock, at cost 20.4 million and 20.5 million shares	(283,950)	(284,138)
Accumulated other comprehensive loss	(67,451)	(67,197)
Retained earnings	509,190	526,537
	339,834	354,628
Total liabilities and stockholders' equity	$ 656,827	$ 678,866

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005

Revenue	$ 265,780	$ 289,351
Cost of sales	46,994	49,664

Gross profit	218,786	239,687

Operating expenses:
Selling expenses	112,298	123,743
General and administrative expenses	90,003	87,183
Impairment of assets and other	20,840	—
Restructuring and other charges	11,115	—

Total operating expenses	234,256	210,926

Operating income (loss)	(15,470)	28,761
Other income (expense), net	(1,054)	(655)

Income (loss) before (provision) benefit for income taxes	(16,524)	28,106
(Provision) benefit for income taxes	6,196	(10,399)

Net income (loss)	$ (10,328)	$ 17,707

Net income (loss) per share (Note 3):
Basic	$ (0.15)	$ 0.25
Diluted	$ (0.15)	$ 0.25

Weighted-average common shares outstanding:
Basic	70,131	69,747
Diluted	70,131	71,353

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$ (10,328)	$ 17,707
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,585	7,338
Amortization of deferred compensation	246	194
Impairment of Scanner asset	18,984	—
Stock option expense	1,900	—
Changes in operating assets and liabilities:
Accounts receivable	172	(1,333)
Inventories, net	(347)	(3,786)
Prepaid expenses and other	(873)	4,761
Other assets	428	(2,681)
Accounts payable	7,125	(4,291)
Accrued expenses	(13,397)	10,783
Other liabilities	118	385

Net cash provided by operating activities	11,613	29,077

Cash flows from investing activities:
Purchases of property and equipment	(13,625)	(8,845)
Proceeds from investment sales	54,555	48,705
Purchases of investments	(70,380)	(44,250)
Purchase of long-term asset	(1,981)	(1,746)

Net cash used in investing activities	(31,431)	(6,136)

Cash flows from financing activities:
Exercises of employee stock options	651	1,709
Proceeds from long-term debt	—	30,000
Payments of cash dividends	(7,019)	(6,281)
Income tax benefit of options exercised	186	—
Repurchases of shares of common stock	(175)	(5,045)

Net cash provided by (used in) financing activities	(6,357)	20,383

Effect of exchange rate changes on cash	539	(2,387)

Net increase (decrease) in cash and cash equivalents	(25,636)	40,937

Cash and cash equivalents, beginning of period	155,409	109,865

Cash and cash equivalents, end of period	$ 129,773	$ 150,802

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial information as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

2.	STOCK–BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-dated fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the first quarter of 2006 based on its historical experience during the preceding four fiscal years.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R.

Prior to the adoption of SFAS 123R the Company recognized stock based compensation expense in accordance with Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Employees (“APB 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price less than the market value of the underlying shares. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

The Company has elected to follow the transition guidance indicated in Paragraph 81 of FASB Statement No. 123 (revised 2004) for purposes of calculating the pool of excess tax benefits available to absorb possible future tax deficiencies. As such, the Company has calculated its historical “APIC pool” of windfall tax benefits using the long-form method. Furthermore, the Company has elected to use a two-pool approach (segregating employee and nonemployee awards into two separate pools) when accounting for the pool of windfall tax benefits.

At March 31, 2006, the Company has stock-based employee compensation plans as described below:

Employee Stock Purchase Plan

Effective February 1, 2000, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 200,000 shares of Class A common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Class A common stock on every April 30, July 31, October 31 or January 31 (the “Purchase Date”). The price of the Class A common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Class A common stock on the commencement date of each three-month offering period or Purchase Date. The Company recognized approximately $70,000 in compensation expense for this plan during the first quarter of 2006. The Company is considering terminating the Employee Stock Purchase Plan.

Equity Incentive Plans

During the year ended December 31, 1996, the Company’s board of directors adopted the Nu Skin Enterprises, Inc., 1996 Stock Incentive Plan (the “1996 Stock Incentive Plan”). The 1996 Stock Incentive Plan provides for granting of stock awards and options to purchase common stock to executives, other employees, independent consultants and directors of the Company and its Subsidiaries. Options granted under the equity incentive plans are generally non-qualified stock options, but the plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. The contractual term of options granted since 1996 is generally ten years. Currently, all shares issued upon the exercise of options are from the Company’s treasury shares. As of March 31, 2006, 13.0 million shares were authorized for issuance under the plans.

The total compensation expense related to these plans was $1.9 million for the three months ended March 31, 2006. As a result of adopting SFAS 123R, income (loss) before provision for income taxes and net income (loss) for the three months ended March 31, 2006 was $1.9 million and $1.2 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was an increased loss of $0.02 per share. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

financing cash flows. For the three months ended March 31, 2006, all stock-based compensation expense was recorded within general and administrative expenses.

The pro forma table below reflects net income and basic and diluted net income per share for the first quarter of 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005

Net income, as reported	$ 17,707
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(1,728)

Pro forma net income	$ 15,979

Net income per share:
Basic - as reported	$ 0.25
Basic - pro forma	$ 0.23

Diluted - as reported	$ 0.25
Diluted - pro forma	$ 0.22

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values as follows:

Stock Options(1):	Three Months Ended March 31, 2005

Weighted average grant date fair value of grants	$ 10.90
Risk-free interest rate	4.1%
Dividend yield	1.5%
Expected volatility	53.0%
Expected life in months	75 months

(1)	The fair value calculation was based on stock options granted during the period. There were no stock option grants during the first quarter of 2006.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

        Option activity under the plans as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	6,762.2	$ 15.99
Granted	—	—
Exercised	(56.5)	8.69
Forfeited/cancelled/expired	(381.9)	21.20
Outstanding at March 31, 2006	6,323.8	15.74	7.02	$ 24,016
Vested and expected to vest at March 31, 2006	5,817.9	15.74	7.02	23,536
Exercisable at March 31, 2006	3,720.2	12.98	6.06	20,261

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount varies based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2006 was $0.5 million. The total fair value of options vested and expensed was $1.2 million, net of tax, for the three months ended March 31, 2006.

Nonvested restricted stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value

Nonvested at December 31, 2005	172.5	$ 15.30

Granted	—	—
Vested	(62.5)	12.45
Forfeited	—	—

Nonvested at March 31, 2006	110.0	16.92

As of March 31, 2006, there was $1.3 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.2 years.

In April 2006, the Board of Directors of the Company approved a new stock incentive plan that authorizes the issuance of up to 6 million shares of Class A Common Stock pursuant to stock-based awards to the Company’s employees, directors and consultants. This plan is being submitted to the Company’s stockholders for approval at the Company’s 2006 Annual Meeting of Stockholders to be held in May of 2006. If the new plan is approved, no further grants will be made under the 1996 plan.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

3.	NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2006 and 2005, other stock options totaling 6.3 million and 0.7 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

4.	DIVIDENDS PER SHARE

In February 2006, the board of directors declared a quarterly cash dividend of $0.10 per share for all classes of common stock. This quarterly cash dividend of approximately $7.0 million was paid on March 22, 2006, to stockholders of record on March 3, 2006.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2006 and December 31, 2005, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $19.5 million and $23.7 million, respectively, to hedge foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of March 31, 2006 and December 31, 2005, $0.3 million and $1.8 million, respectively, of net unrealized gain, net of related taxes, were recorded in accumulated other comprehensive loss. The contracts held at March 31, 2006 have maturities through March 2007 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The Company recognized pre-tax gains on foreign currency cash flow hedges of $2.2 million for the three-month period ended March 31, 2006 and recognized pre-tax losses of $0.2 million for the three-month period ended March 31, 2005. These gains and losses were recorded primarily as offsets to revenue in Japan in the respective periods.

6.	REPURCHASES OF COMMON STOCK

During the three-month period ended March 31, 2006, the Company repurchased approximately 10,000 shares of its Class A common stock under its open market repurchase plan for approximately $0.2 million. During the three-month period ended March 31, 2005, the Company repurchased approximately 0.2 million shares of its Class A common stock under its open market repurchase plan for approximately $5.0 million.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, for the three-month periods ended March 31, 2006 and 2005, were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Net income (loss)	$ (10,328)	$ 17,707

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	816	4,737
Net unrealized gains (losses) on foreign
currency cash flow hedges	291	2,680
Less: Reclassification adjustment for realized
(gains) losses in current earnings	(1,361)	150

Comprehensive income (loss)	$ (10,582)	$ 25,274

8.	SEGMENT INFORMATION

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

Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended March 31,
Revenue:	2006	2005

North Asia	$ 140,614	$ 160,829
Greater China	51,952	59,127
North America	38,060	35,992
South Asia/Pacific	20,647	20,635
Other Markets	14,507	12,768
Total	$ 265,780	$ 289,351

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated by each of the Company’s three product lines is set forth below (in thousands):

	Three Months Ended March 31,
Revenue:	2006	2005

Pharmanex	$ 148,904	$ 165,499
Nu Skin	110,501	118,346
Big Planet	6,375	5,506
Total	$ 265,780	$ 289,351

Additional information as to the Company’s operations in the most significant geographical areas is set forth below (in thousands):

	Three Months Ended March 31,
Revenue:	2006	2005

Japan	$ 115,216	$ 141,231
United States	35,705	33,681
Mainland China	19,722	26,620

Long-lived assets:	March 31, 2006	December 31, 2005

Japan	$ 8,538	$ 14,234
United States	35,355	37,235
Mainland China	13,950	15,104

9.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of March 31, 2006, the Company has net deferred tax assets of $28.3 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction.

10.	COMMITMENTS AND CONTINGENCIES

In 1999, the Company implemented a duty valuation methodology with respect to the importation of certain products into Japan. The Valuation Department of the Yokohama customs authority reviewed and approved this methodology at that time, and it has been reviewed on several occasions by the audit division of the Japan customs authority since then. In connection with recent audits, the Yokohama customs authorities have assessed the Company additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than that which was previously approved. The Company has disputed this assessment. The Company has also disputed the amount of duties it was required to pay on products imported from November of 2004 to June of 2005. The total amount assessed or in dispute is approximately $25.0 million as of March 31, 2006, net of any recovery of consumption

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

taxes. Effective July 1, 2005, the Company implemented some modifications to its business structure in Japan and in the United States that it believes will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

Because the valuation methodology the Company used with respect to the products in dispute was reviewed and approved by the Japan customs authority, the Company believes the assessments are improper and has filed letters of protest with the Yokohama customs authority with respect to this entire amount. The Yokohama customs authority has not accepted the Company’s letters of protest to date, and to follow proper administrative procedures the Company has filed appeals with the Japan Ministry of Finance. To the extent necessary, the Company plans to continue to file protests and appeals within the appropriate governmental channels concerning this issue. The Company may also choose to use the judicial court system in Japan if necessary to bring this issue to a resolution. In order to file its letters of protest, the Company was required to pay the $25.0 million in customs duties and assessments, the amount of which it recorded in “Other Assets” in its Consolidated Balance Sheet. The Company has filed requests for refunds for this entire amount along with its letters of protest. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, the Company will be required to take a corresponding charge to its earnings.

In Taiwan, the Company is currently subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order to avoid the running of the statute of limitations with respect to the 1999 and 2000 tax years, the Taiwan tax authorities have disallowed the Company’s commission expense deductions for those years and assessed the Company a total of approximately $18.7 million. At this stage of the discussions, the Company is not required to pay the amount of tax under dispute. The Company is contesting this assessment and is in discussions with the tax authorities in an effort to resolve this matter. Based on its understanding of this matter, management does not believe that it is probable that the Company will incur a loss relating to this matter and accordingly has not provided any related reserves.

11.	PURCHASE OF LONG-TERM ASSET

In March 2002, the Company acquired the exclusive rights to a new light-source technology related to measuring the level of certain antioxidants. The acquisition included contingent payments of up to $8.5 million of cash and up to 1.2 million shares of the Company’s Class A common stock if certain development and revenue targets were met. In 2004, some of these specific development and revenue targets were met resulting in contingent payments owed of approximately $5.1 million of cash (of which $1.8 million was paid during the first quarter of 2005) and 525,000 shares (of which 262,500 shares were issued in 2005) of the Company’s Class A common stock. In 2005, all remaining targets were met and the total payments of $8.5 million of cash and the value of the 1.2 million shares of stock have been added to the carrying value of other finite-lived intangible assets.

On March 7, 2006, the Company acquired Caroderm, Inc. for $4.0 million. As a result of the acquisition, the Company acquired Caroderm’s license to use the Scanner technology within the professional medical community. As the sole asset of Caroderm was its license and field of use rights with respect to the Scanner technology, all the consideration paid will be allocated to that asset and amortized over the period of the remaining license agreements related to the Scanner. As of March 31, 2006, the Company had paid approximately $2.0 million of the purchase price and anticipates paying the remaining balance within the next two years.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.	LONG-TERM DEBT

The Company maintains a $25.0 million revolving credit facility that expires in May 2007. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. As of March 31, 2006, there were no outstanding balances under this revolving credit facility.

The Company also has a $125.0 million multi-currency private uncommitted shelf facility with Prudential Investment Management, Inc. As of March 31, 2006, the Company had $91.5 million outstanding under its shelf facility, $15.0 million of which is included in the current portion of long-term debt. $65.0 million of this long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and is amortized in two tranches over five and seven years. The remaining $26.5 million as of March 31, 2006, is Japanese yen-denominated senior promissory notes in the aggregate principal amount of 3.1 billion Japanese yen, which were issued on February 7, 2005. The notes bear interest of 1.7% per annum, with interest payable semi-annually. The interest payments on the notes began April 30, 2005. The final maturity date of the notes is April 20, 2014 and principal payments are required annually beginning on April 30, 2008 in equal installments of 445.7 million Japanese yen.

The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of March 31, 2006, the outstanding balance on the notes was 6.9 billion Japanese yen, or $58.9 million, $11.8 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries or by pledges of 65% to 100% of the outstanding stock of our material subsidiaries.

13.	IMPAIRMENT OF ASSETS AND OTHER

During the first quarter of 2006, the Company recorded impairment and other charges of $20.8 million, primarily relating to its first generation BioPhotonic Scanners. In February 2006, as a result of the Company’s launch of and transition to its second generation BioPhotonic Scanner, the Company determined it was necessary to write down the book value of the existing inventory of the prior model of the Scanner. The impairment charges relating to the Scanner recorded during the quarter ended March 31, 2006 totaled $19.0 million.

In addition, as of March 31, 2006, the Company completed a settlement agreement with Razorstream, a service provider of video content for our digital product category, to terminate its purchase commitments for video technology for approximately $1.8 million.

14.	RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2006, the Company recorded restructuring and other charges of $11.1 million, primarily relating to its restructuring initiative designed to (i) eliminate organizational redundancies, (ii) revamp administrative support functions, (iii) prioritize investments to favor profitable initiatives and markets, and (iv) increase efficiencies in the supply chain process. As a result, the Company’s overall headcount was reduced by approximately 225 employees, the majority of which related to the elimination of positions at the Company’s U.S. headquarters. These expenses consisted primarily of severance and other charges.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The components of restructuring and other charges are summarized as follows (U.S. dollars in thousands):

	Total Incurred During the 1st Quarter of 2006	Amounts Paid During the 1st Quarter of 2006	Accrued as of March 31, 2006

Severance	$ 10,072	$ 5,964	$ 4,108
Other	1,043	—	1,043
Total	$ 11,115	$ 5,964	$ 5,151

The amount accrued as of March 31, 2006 is included within accrued liabilities, the majority of which is expected to be paid by June 30, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2006, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

        Our revenue for the three-month period ended March 31, 2006 decreased 8% to $265.8 million compared to the same period in 2005. The decrease in revenue was primarily attributable to local currency declines in Japan and China and a 3% negative impact of foreign currency exchange rate fluctuations, particularly as a result of weakening of the Japanese yen. Revenue was positively impacted by growth in South Korea, the United States and Europe, and expansion into Indonesia during 2005.

        During the first quarter of 2006, we recorded a loss per share of $.15, compared to earnings per share of $.25 for the same period in 2005. Earnings were negatively impacted by restructuring charges and impairment and other charges totaling $32.0 million, or $.29 per share, relating to a business transformation initiative that we implemented during the first quarter. These charges are more fully described in the sections below entitled “Impairment of assets and other” and “Restructuring and other charges.” Earnings for the first quarter of 2006 were also negatively impacted by foreign currency exchange fluctuations, lower revenue in Japan and China, and a $5.0 million convention expense in Japan that was not incurred in the prior year period. Earnings for the first quarter also include $1.9 million in stock option expense as a result of the implementation of a new accounting standard requiring the expensing of stock options beginning in the first quarter of 2006.

        Revenue

        North Asia. The following table sets forth revenue for the three-month periods ended March 31, 2006 and 2005 for the North Asia region and its principal markets (in millions):

	2006	2005	Change

Japan	$ 115.2	$ 141.2	(18%)
South Korea	25.4	19.6	30%
North Asia total	$ 140.6	$ 160.8	(13%)

        Foreign currency exchange rate fluctuations, particularly a significant weakening of the Japanese yen, negatively impacted revenue in North Asia by 6%. Revenue in this region was also negatively impacted by an 11% local currency decline in Japan in the first quarter of 2006 compared to the same prior year period. The executive distributor count in Japan decreased 8% compared to the prior year period.

        We have experienced declines in revenue and executive and active distributor counts during the last several quarters, due to several factors that continued to negatively impact year-over-year comparisons in Japan during the first quarter of 2006, including:

•	modifications we made to our compensation plan in Japan in 2005 that we believe have negatively impacted revenue and distributor counts;

•	a scale-back of the roll-out of the first generation Pharmanex® BioPhotonic Scanner and related promotional campaigns during the latter part of 2005 in anticipation of the planned launch of the second generation scanner (the “S2” or the “Scanner”);

•	regulatory issues related to our nutritional supplements and the Scanner which impact the way in which we can market certain products, and which have resulted in some cases in delays in the launch of certain products;

•	some execution issues resulting in product quality challenges and stock outages in a market where consumers are very sensitive to product quality and service levels;

•	some adverse publicity and image challenges resulting from aggressive sales and recruiting techniques by some distributor leaders; and

•	continued competitive pressures.

        Effective April 1, 2006, we implemented enhancements to distributor incentives in Japan in order to address the negative impact of the previous changes, although we anticipate that it could take a couple of quarters before we begin to see a positive impact on revenue as a result of these changes. In addition, in March of 2006 we launched the S2 Scanner in Japan, and we plan to launch our g3 nutrition drink in June, subject to necessary regulatory clearances. In our personal care category, we continue to work through the regulatory process in preparation for the launch of our Nu Skin® ProDerm™ Skin Analyzer (the “ProDerm Skin Analyzer”), a handheld skin analysis tool, scheduled to begin later this year. We are also implementing a corporate image enhancement campaign that will include facility upgrades, media campaigns and various other initiatives.

        Our South Korea market continued its strong growth in the first quarter of 2006 in both our personal care and nutrition businesses, becoming our third largest market and increasing 24% on a local currency basis compared to the same period in 2005. Executive and active distributor counts continued to grow significantly as well. We believe that these results are due to strong product and other initiatives and alignment of our distributor leaders behind these initiatives.

        Greater China. The following table sets forth revenue for the three-month periods ended March 31, 2006 and 2005 for the Greater China region and its principal markets (in millions):

	2006	2005	Change

Taiwan	$ 22.1	$ 22.2	—*
Mainland China	19.7	26.6	(26%)
Hong Kong	10.2	10.3	(1%)
Greater China total	$ 52.0	$ 59.1	(12%)

*	Less than 1%

        Foreign currency exchange rate fluctuations did not significantly impact reported revenue in the Greater China region in the first quarter of 2006. China revenue decreased by 28% on a local currency basis in the first quarter of 2006 compared to the same period in 2005. We believe that continued consumer uncertainty in China regarding the impact of recently enacted direct selling regulations and uncertainty regarding the timing of the direct selling application process negatively impacted sales, and contributed to a 25% and 14% decline in our executive and active distributor counts, respectively, on a year-over-year basis in that market. In addition, we have experienced increased government and media scrutiny in China due to our status as a leading, global direct selling company and the increased focus on the direct selling industry, particularly following last year’s publication of the new direct selling regulations. We are also facing increasing instances of certain sales employees making product sales through unauthorized channels at discounted prices. As a result of these and certain other activities of some of our sales representatives, we have focused on training our sales employees and enforcing our employee policies. We also made certain changes to our compensation plan last year in preparation for the anticipated addition of direct selling to our business model. These changes negatively impacted revenue as our sales representatives adapted to them. We continue to work through the direct selling application process and we look forward to being able to begin augmenting our current business model with a direct selling component after receiving a direct selling license. During the last couple of quarters, we have also experienced some increased product supply challenges in China as well as Taiwan and Hong Kong that have resulted in stock outages and delayed product launches.

              We recently launched the S2 Scanner and g3 nutrition drink in China. We also plan to launch the ProDerm Skin Analyzer in early 2007, which we anticipate will help reinvigorate enthusiasm for our Nu Skin products following declines in Nu Skin sales during the past year as sales leaders shifted their focus towards Pharmanex products. We also plan to continue to invest resources in continued expansion and build-out of our infrastructure in China.

        Revenue in Taiwan grew 2% on a local currency basis in the first quarter of 2006 compared to the same prior year period, driven by continued success with the Scanner and new products such as g3 and relaunched Nu Skin 180°™, as well as other initiatives. Hong Kong revenue was down 2% in local currency on a year-over-year basis in the first quarter. Sales to Chinese sales representatives purchasing in Hong Kong declined substantially compared to the same prior year period as additional Pharmanex products were introduced in China throughout 2005. Sales to Hong Kong distributors, however, increased on a year-over-year basis. Sales in both Taiwan and Hong Kong were bolstered by purchasing in advance of an April 1 price increase in these markets. Our executive distributor counts in Taiwan and Hong Kong remained strong, growing 3% and 12%, respectively, in the first quarter of 2006 compared to the same prior year period.

        North America. The following table sets forth revenue for the three-month periods ended March 31, 2006 and 2005 for the North America region and its principal markets (in millions):

	2006	2005	Change

United States	$ 35.7	$ 33.7	6%
Canada	2.4	2.3	4%
North America total	$ 38.1	$ 36.0	6%

        The increase in revenue in the United States was primarily related to growth in our digital imaging service and the positive response to the introduction of a number of new, innovative products and initiatives during the past year. In addition, subscription order revenue represented 61% of revenue in the first quarter of 2006, a 17% increase compared to the prior year period. These initiatives, as well as the recent launch of the S2 Scanner in the United States, have enhanced distributor enthusiasm and sponsorship. Our executive and active distributor counts grew 18% and 3%, respectively, in the first quarter of 2006 compared to the same prior year period. We also look forward to the upcoming launch of the ProDerm Skin Analyzer. We plan to introduce a limited number of initial units of this tool in the United States during the second quarter of 2006. This first version will enable distributors to demonstrate the effectiveness of our skin care products by providing close up skin images, while we continue to work on developing a model that will quantify skin conditions and attributes.

        South Asia/Pacific. The following table sets forth revenue for the three-month periods ended March 31, 2006 and 2005 for the South Asia/Pacific region and its principal markets (in millions):

	2006	2005	Change

Singapore/Malaysia/Brunei	$ 7.4	$ 10.8	(31%)
Thailand	5.9	5.8	2%
Australia/New Zealand	3.3	3.2	3%
Indonesia	2.5	—	N/A
Philippines	1.5	0.8	88%
South Asia/Pacific total	$ 20.6	$ 20.6	—

        Foreign currency exchange rate fluctuations negatively impacted revenue in South Asia/Pacific by 1% during the first quarter of 2006 compared to the same period in 2005. This region benefited from $2.5 million in revenue during the first quarter from Indonesia, which we opened for business in August of 2005. Year-over-year revenue comparisons in Singapore/Malaysia/Brunei were negatively impacted by continued declines following the opening of Indonesia as some of our distributor leaders in these markets have focused their attention on business opportunities in Indonesia and away from their home markets, as well as negative impacts from modifications to distributor incentives implemented in September of 2005. In the first quarter we also experienced declines in executive and active distributor counts in Singapore/Malaysia/Brunei as excitement surrounding the Indonesia opening faded to some degree.

        Other Markets. The following table sets forth revenue for the three-month periods ended March 31, 2006 and 2005 for our Other Markets (in millions):

	2006	2005	Change

Europe	$ 12.5	$ 11.2	12%
Latin America	2.0	1.6	25%
Other Markets total	$ 14.5	$ 2.8	13%

        Revenue growth in Europe resulted from continued success with the Scanner, the recent introduction of the S2 Scanner, our product subscription program, and continued expansion into Eastern Europe. Distributor sponsorship and leadership also remained strong, and we believe that our success in Europe is in part attributable to the strong alignment of distributor leaders behind certain initiatives in the various local markets. In April 2006, we opened operations in Russia, and we expect this market to contribute positively to our business in the Europe region.

        Gross profit

        Gross profit as a percentage of revenue decreased to 82.3% for the three-month period ended March 31, 2006, from 82.8% for the same period in 2005. Lower gross margins resulted from a strengthening of the U.S. dollar, particularly against the Japanese yen.

        Selling expenses

        Selling expenses as a percentage of revenue decreased to 42.3% for the three-month period ended March 31, 2006 from 42.8% for the same period in 2005. This decrease is attributable primarily to lower revenue in China, where selling expenses are generally higher as a percent of revenue compared to other markets, as well as short-term incentives paid in Japan in the prior year period. With the implementation of some additional enhancements to our compensation plan in Japan, we anticipate this could slightly increase selling expenses as a percentage of revenue going forward.

        General and administrative expenses

        General and administrative expenses as a percentage of revenue for the three-month period ended March 31, 2006 increased to 33.9% from 30.1% for the same period in 2005. In U.S. dollars, general and administrative expenses for the three-month period ended March 31, 2006 increased to $90.0 million from $87.2 million for the same period in 2005. General and administrative expenses as a percentage of revenue for the first quarter of 2006 were impacted by:

•	lower overall revenue;

•	a $5.0 million Japan convention expense that was not incurred in the prior-year period;

•	increased compensation cost of $1.9 million related to stock option expenses as a result of the adoption of SFAS 123R in the first quarter of 2006; and

•	a significantly lower amount of incentive bonuses paid in the first quarter of 2006, compared to the prior-year period.

        Impairment of assets and other

        During the first quarter of 2006, we recorded impairment charges of $20.8 million, primarily relating to our first generation BioPhotonic Scanners. In February 2006, as a result of our launch of and transition to the second generation BioPhotonic Scanner, we determined it was necessary to write down the book value of the existing inventory of the prior model of the Scanner. The impairment charges relating to the Scanner recorded during the quarter ended March 31, 2006 totaled $19.0 million.

        In addition, during the first quarter of 2006 we completed a settlement agreement with a Big Planet vendor to terminate our purchase commitments for video technology for approximately $1.8 million as we looked to change direction with our Big Planet business.

        Restructuring and other charges

        During the first quarter of 2006, we recorded restructuring and other charges of $11.1 million, primarily relating to our business transformation initiative designed to (i) eliminate organizational redundancies, (ii) revamp administrative support functions, (iii) prioritize investments to favor profitable initiatives and markets, and (iv) increase efficiencies in the supply chain process. As a result, our overall headcount was reduced by approximately 225 employees, the majority of which related to the elimination of positions at our U.S. headquarters. These expenses consisted primarily of severance and other compensation charges.

        Although our business transformation initiative will be an ongoing process, nearly all of the restructuring expenses related to the transformation were incurred during the first quarter of 2006. We believe that these initiatives will generate savings of approximately $14 million in 2006 and approximately $30 million in 2007. We plan to reinvest a portion of these savings towards various growth initiatives, particularly in Japan and the roll-out of the S2 Scanner.

        Other income (expense), net

        Other income (expense), net for the three-month period ended March 31, 2006 was approximately $1.1 million of expense compared to $0.7 million of expense for the same period in 2005. Fluctuations in other income (expense), net are impacted by interest expense and foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes. The increase in other expense in 2005 was primarily a result of the effect of foreign exchange fluctuation on our yen-based bank debt.

        Provision for income taxes

        Provision for income taxes for the three-month period ended March 31, 2006 was a $6.2 million benefit compared to a $10.4 million expense for the same period in 2005. The effective tax rate was 37.5% of pre-tax income during the three-month period ended March 31, 2006, compared to the rate of 37.0% in the same prior-year period.

        Net income (loss)

        As a result of the foregoing factors, net income (loss) for the three-month period ended March 31, 2006 decreased to a loss of $10.3 million from income of $17.7 million for the same period in 2005.

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

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $11.6 million in cash from operations during the three-month period ended March 31, 2006, compared to $29.1 million during the same period in 2005. This decrease in cash generated from operations is due to lower revenue and profitability in 2006 as well as the increased payment of taxes during the first quarter of 2006.

        As of March 31, 2006, working capital was $143.8 million, compared to $149.1 million as of December 31, 2005. Cash and cash equivalents at March 31, 2006 and December 31, 2005 were $129.8 million and $155.4 million, respectively. The decrease in cash balances and working capital was primarily due to the shift at March 31, 2006 in cash and cash equivalents to short-term investments as well as the payment of consumption taxes in Japan during the first quarter of 2006.

        We anticipate capital expenditures of approximately $40 million to $45 million for 2006, of which we incurred $13.6 million in the first quarter. These capital expenditures are primarily related to:

•	purchases of Scanners;

•	purchases of computer systems and software; and

•	the build-out of manufacturing and additional retail stores in China, as well as other leasehold improvements in our various markets.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of March 31, 2006:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2006(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	6.9 billion yen ($58.9 million as of March 31, 2006)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $125.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$50.0 million	4.5%	Notes due April 2010 with annual principal payments beginning April 2006.

	$25.0 million	$15.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($26.5 million as of March 31, 2006)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

2004 $25.0 million revolving credit facility	N/A	N/A	N/A	N/A

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% to 100% of the outstanding stock of our material foreign subsidiaries.

(2)

The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $11.8 million of the balance on our 2000 Japanese yen denominated notes and $15.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. During the first quarter of 2006, we repurchased approximately 10,000 shares of Class A common stock under this program for an aggregate amount of approximately $0.2 million. Currently, approximately $52.3 million is available under the stock repurchase program for repurchases.

        In February 2006, our board of directors declared a quarterly cash dividend of $0.10 per share for all shares of Class A common stock. This quarterly cash dividend of $7.0 million was paid on March 22, 2006 to stockholders of record on March 3, 2006. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        In Taiwan, we are currently subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order to avoid the running of the statute of limitations with respect to the 1999 and 2000 tax years, the Taiwan tax authorities have disallowed our commission expense deductions for those years and assessed us a total of approximately $18.7 million. At this stage of the discussions, we are not required to pay the amount of tax under dispute. We are contesting this assessment and are in discussions with the tax authorities in an effort to resolve this matter. Based on our understanding of this matter, we do not believe that it is probable that we will incur a loss relating to this matter and accordingly have not provided any related reserves.

         Stock-Based Compensation Expense

        Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and therefore have not restated results for prior periods. Our results of operations for the first quarter of 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. During the first quarter of 2006, we recorded $1.9 million in pre-tax stock-based compensation expense. Total stock-based compensation expense, net of tax, for the three months ended March 31, 2006 was $1.2 million.

Critical Accounting Policies

        The following critical accounting policies and estimates should be read in conjunction with our audited consolidated financial statements and related notes thereto, and our interim unaudited consolidated financial statements and related notes thereto. Management considers the most critical accounting policies to be the recognition of revenue, accounting for income taxes, accounting for intangible assets and accounting for stock-based compensation. In each of these areas, management makes estimates based on historical results, current trends and future projections.

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

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of March 31, 2006, we had net deferred tax assets of $28.3 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

        Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are not amortized. Our intangible assets with definite lives are recorded at cost and amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For example, with the recent completion of the earnout payments in connection with the acquisition of Scanner-related technology, we have recorded an intangible asset of approximately $42.0 million, which we are amortizing over the life of the patent related to the technology. We are required to make judgments regarding the useful life of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. No impairment charges related to intangible assets were recognized during the three-month periods ended March 31, 2006 or 2005. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

        Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of any estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The fair value of our stock-based compensation expense is based on estimates using the Black-Scholes option pricing model. This option-pricing model requires the input of highly subjective assumptions including the option’s expected life, risk-free interest rate, expected dividends and price volatility of the underlying stock. The stock price volatility assumption was determined using a combination of historical and implied volatility of the Company’s common stock.

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

	As of March 31, 2006		As of March 31, 2005
Region:	Active	Executive	Active	Executive

North Asia	321,000	15,851	337,000	16,444
Greater China	177,000	6,900	205,000	9,150
North America	139,000	3,799	134,000	3,252
South Asia/Pacific	77,000	1,951	72,000	2,098
Other Markets	55,000	1,692	49,000	1,489
Total	769,000	30,193	797,000	32,433

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. The Chinese government is beginning to allow the yuan to float more freely against the U.S. dollar and other major currencies. A strengthening of the yuan would benefit our reported revenue and profits and a weakening of the yuan would negatively impact reported revenue and profits. In addition, in recent months we have seen a weakening of the Japanese yen against the U.S. dollar. Any further weakening of the yen would negatively impact reported revenue and profits. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of March 31, 2006, we had $19.5 million of these contracts with expiration dates through March 2007. All of these contracts were denominated in Japanese yen. For the three-month period ended March 31, 2006, we recorded pre-tax gains of $2.2 million, which were offset against our revenue in Japan, and gains of $0.3 million as of March 31, 2006, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at March 31, 2006, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our plans to launch certain products, tools and other initiatives in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our plans regarding direct selling in China;

•	our expectation that we will spend approximately $40 million to $45 million for capital expenditures during 2006;

•	our plans to continue to invest resources in continued expansion and build-out of our infrastructure in China;

•	our expectation that the Russian market will contribute positively to our business in the European region;

•	our belief that our business transformation initiative will provide savings, and our plans to invest some of these savings into various growth initiatives;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our plans to continue protesting and appealing assessments by the Yokohama customs authority for duties on products imported into Japan; and

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan.

        In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-K and amendments thereto (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)

Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	continued weakening of the Japanese yen;

•	regulatory constraints with respect to the claims we can make regarding the efficacy of our products and tools;

•	increasing competitive pressures;

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	political unrest or uncertainty; or

•	natural disasters or epidemics.

(b)

Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and minor fines being paid in some cases. Because of current restrictions on direct selling, government regulators in China scrutinize very closely activities of direct selling companies or activities that resemble direct selling. Although China has recently adopted new direct selling regulations, we have not yet received a direct selling license, and we continue to operate using our retail store/employed sales representative model. Government scrutiny has increased following the adoption of new direct selling and anti-pyramiding regulations, and we continue to be subject to various investigations and inquiries by regulators regarding our business model. In addition, we could face risks that any improper actions by our local sales employees, or any overseas distributors, in violation of local laws or our policies could result in regulatory investigations and penalties that could harm our business. The regulatory environment in China is rapidly evolving, and government officials in China often exercise significant discretion in deciding how to interpret and apply applicable regulations. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors living outside China, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, restrictions on our ability to obtain a direct selling license, open new stores or obtain approvals for service centers or expand into new locations, changes to our business model, the termination of required licenses to conduct business, limitations on the number of sales persons we can employ, all of which could harm our business.

(c)

Towards the end of 2005, Chinese regulators adopted anti-pyramiding and new direct selling regulations that will allow direct selling but contain significant restrictions and limitations, including a restriction on multi-level compensation. Although we have applied for a direct selling license and anticipate that we will be able to obtain a direct selling license under these regulations, the timing and application process are not clear, and there can be no assurance that we will be able to obtain such a license. Our future growth in China could be harmed if we do not receive a direct selling license or if the direct selling application process is delayed further than anticipated. Also, we may face increased competition or competitive disadvantages if other companies begin receiving direct selling licenses before we do. In addition, these new regulations are not yet well understood, and there continues to be some confusion and uncertainty as to the meaning of the new regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these new regulations and the impact of these new regulations on pending regulatory reviews and investigations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation under the new rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our planned direct selling business. In addition, there can be no assurance that we will be able to successfully grow our business through direct selling activities given the restrictive nature of the new direct selling regulations.

(d)

Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives such as the Scanner and others will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our markets. For example, during the past year certain modifications were made to compensation incentives in China, Japan, and Singapore that appear not to have been as well received by some distributors as expected, contributing to declines in distributor numbers and revenue results. We have recently implemented compensation plan enhancements in Japan designed to address the negative impacts of previous changes, but there can be no assurance that these measures will be successful in generating distributor excitement.

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

(f)

Our current and planned initiatives surrounding the introduction of the S2 Scanner and the Nu Skin® ProDerm™ skin analysis tool in our various markets are subject to technical and regulatory risks and uncertainties. The S2 Scanner is a newly developed tool and we cannot be certain that it will consistently meet performance expectations. In addition, we are currently in the process of finalizing the hardware and software design specifications for our ProDerm unit. We have experienced delays and challenges in completion of the design that will quantify skin conditions and attributes. If we continue to experience difficulties or delays in completing this process that prevent us from meeting our launch schedules or developing a tool that performs the desired functions, our business may be harmed. Our plans are also subject to regulatory risks, particularly in Japan, where we are currently working through the regulatory process for the planned introduction of the ProDerm™ tool in that market. There is a risk that regulatory authorities in Japan may impose limitations on the use of this tool and on claims that may be made in connection with its use. Such limitations in Japan or any other markets could weaken the ability of our distributors to utilize this tool in building their businesses, and could dampen distributor enthusiasm surrounding it.

(g)

As we begin operations in Russia, prepare for the implementation of direct selling regulations in China and look to develop other new markets we anticipate that some distributor leaders in other markets will shift their focus away from their home markets and towards business prospects in these two markets. This shift of focus of distributor leaders can negatively impact distributor leadership and growth in these other markets and consequently negatively impact revenue. In addition, if Russia and China are not as successful as the distributor leaders from these other markets anticipate, this can also dampen distributor enthusiasm.

(h)

As we implement our business transformation initiative, there could be unintended negative consequences, including business disruptions and/or a loss of employees. Further, we may not realize the cost improvements and greater efficiencies as we hope for as a result of this realignment.

(i)

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

(j)

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

(k)

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

OMITTED

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2005 fiscal year, and amendments thereto for information regarding the status of certain legal proceedings.

ITEM 1A.	RISK FACTORS

        Our 2005 Annual Report on Form 10-K, and amendments thereto, includes a detailed discussion of our risk factors. The information presented below updates four of those risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Because our Japanese operations account for a majority of our business, adverse changes in our business operations in Japan would harm our business.

         Approximately 48% of our 2005 revenue was generated in Japan. We have experienced declines in our business in this market during the past several quarters, and many of our competitors have seen their businesses in this market contract in the last few years. We believe our operating results have been negatively impacted by a variety of factors, including the unanticipated impact of compensation plan changes, regulatory issues, and production difficulties. In addition, we continue to face increasing competition from existing and new competitors in Japan. Our financial results would be harmed and our business could continue to decline if our products, business opportunity or planned growth initiatives do not retain and generate continued interest and enthusiasm among our distributors and consumers in this market. Current and planned initiatives in this market include the introduction of the second-generation BioPhotonic Scanner, the Nu Skin® ProDerm™ Skin Analyzer and g3 nutrition drink. We have also recently introduced compensation plan enhancements in Japan designed to address the negative impacts of previous compensation plan changes. If these and other planned initiatives are delayed, are impacted by regulatory constraints or do not generate distributor excitement or attract new distributors or customers in Japan, it may limit our prospects for renewed growth in that market and harm our financial results. Our plans to launch g3 nutrition drink in June, for example, is subject to certain regulatory risks. The Gak fruit ingredient in g3 has not yet been recognized as an approved food. Although we are working with the regulatory authorities on this issue, any delay or failure of the government to list this ingredient as an approved food could negatively impact our plans to launch g3 in Japan.

Technical and regulatory issues associated with the second generation BioPhotonic Scanner and the Nu Skin® ProDerm™ Skin Analyzer could negatively impact the success of these programs, which could harm our business.

        Our current and planned initiatives surrounding the introduction of the S2 Scanner and the Nu Skin® ProDerm™ Skin Analyzer in our various markets are subject to technical and regulatory risks and uncertainties. The S2 is smaller, more portable, and faster than its predecessor in terms of calibration and scan time. However, the S2 is a newly developed tool and we cannot be certain that the units we introduce in the field will consistently perform according to expectation in terms of speed, accuracy and other factors. If the S2 does not perform as expected, distributors may be limited in their ability to utilize this tool, and distributor enthusiasm may be dampened with respect to this tool. As with any new, innovative technology, we have also experienced challenges in our development of the ProDerm™ tool. As we continue to work through these technical issues, we have elected to introduce a limited number of an initial version that has fewer features than we initially anticipated, while we continue to refine the technology. The initial version of this tool that we plan to launch during the next couple of quarters will provide close-up skin images that will enable distributors to demonstrate the effectiveness of our skin care products. We plan to aggressively continue to work on the development of an updated version that will provide a quantifiable assessment of skin conditions and attributes. There can be no assurance, however, that we will be successful in achieving this result. Our plans with respect to the launch of the ProDerm™ are also subject to regulatory risks, particularly in Japan, where we are currently working through the regulatory process for the planned introduction of the ProDerm™ Skin Analyzer in that market. It appears that regulatory restrictions in Japan may impose limitations on the use of this tool and on claims that may be made in connection with its use. Such limitations in Japan or any other markets could weaken the ability of our distributors to utilize this tool in building their businesses, and could dampen distributor enthusiasm surrounding it.

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

        Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult and require the devotion of significant resources on our part. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability will decline. Countries where we currently do business could change their laws or regulations to negatively affect or prohibit completely direct sales efforts. In addition, government agencies and courts in the countries where we operate may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harms our business or adopt new laws or regulations that could impose additional restrictions. For example, the FTC in the United States has recently proposed new regulations which would impose additional disclosure requirements and waiting periods that are more restrictive. If any governmental authority were to bring a regulatory enforcement action against us that interrupts our business, revenue and earnings would likely suffer.

Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business.

        Distributor activities in our existing markets that violate governmental laws or regulations could result in governmental actions against us in markets where we operate. Except in China, our distributors are not employees and act independently of us. We implement strict policies and procedures to ensure our distributors will comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. For example, product claims made by some of our distributors in 1990 and 1991 led to an investigation by the FTC, which resulted in our entering into a consent decree with the FTC as described below. In addition, recent rulings by the Korean FTC and by judicial authorities against our company and other companies in Korea indicate that vicarious liability may be imposed on us for the criminal activity of our independent distributors.

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

        Our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and developing new distributor leaders. There can be no assurance that our initiatives such as the Scanner and others will generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our markets. For example, during the past year certain modifications we made to compensation incentives in China, Japan and Singapore were not received or understood well by some distributors, resulting in unanticipated negative impacts on distributor numbers and revenue in these markets. The introduction of a new product or key initiative such as the Scanner can also negatively impact other product lines to the extent our distributor leaders focus their efforts on the new product or initiative.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (in millions)(1)

January 1 - 31, 2006	—	N/A	—	$ 52.5
February 1 - 28, 2006	10,000	$ 17.47	10,000	$ 52.3
March 1 - 31, 2006	—	N/A	—	$ 52.3
Total	10,000		10,000

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $160.0 million is currently authorized. As of March 31, 2006, we had repurchased approximately $107.7 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        In Item 9B of our Annual Report on Form 10-K for the year ended December 31, 2006, we described the material terms of a severance arrangement we agreed to in March of 2006 with Lori Bush, who had previously been serving as the President of our Nu Skin division. On April 20, 2006, we entered into a definitive settlement and release agreement with Ms. Bush, containing the terms previously agreed to. As a result of further analysis of tax implications, the definitive agreement provides for a lump sum severance payment instead of payments over time as previously agreed to. Reference is made to the complete text of the settlement and release agreement with Ms. Bush, attached as Exhibit 10.3 to this Report and incorporated by reference in this Item 5.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Joseph Y. Chang Employment Agreement dated April 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2006).

10.2	Severance letter with Lori Bush dated March 10, 2006 (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K/A filed March 17, 2006).

10.3	Settlement and Release Agreement with Lori Bush dated April 20, 2006.

10.4	Severance letter with Richard King dated March 2, 2006 (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K/A filed March 17, 2006).

10.5	Agreement and Plan of Merger dated March 7, 2006 by and among Nu Skin International, Inc. ("NSI"), Pharmanex License Acquisition Corporation (a wholly-owned subsidiary of NSI), Caroderm, Inc. ("Caroderm") and certain shareholders of Caroderm (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K/A filed March 17, 2006).

10.6	Summary of Team Elite Travel Policy (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K/A filed March 17, 2006).

10.7	CEO compensation changes.

*31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

*31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Omitted

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2006

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Joseph Y. Chang Employment Agreement dated April 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2006).

10.2	Severance letter with Lori Bush dated March 10, 2006 (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K/A filed March 17, 2006).

10.3	Settlement and Release Agreement with Lori Bush dated April 20, 2006.

10.4	Severance letter with Richard King dated March 2, 2006 (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K/A filed March 17, 2006).

10.5	Agreement and Plan of Merger dated March 7, 2006 by and among Nu Skin International, Inc. ("NSI"), Pharmanex License Acquisition Corporation (a wholly-owned subsidiary of NSI), Caroderm, Inc. ("Caroderm") and certain shareholders of Caroderm (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K/A filed March 17, 2006).

10.6	Summary of Team Elite Travel Policy (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K/A filed March 17, 2006).

10.7	CEO compensation changes.

*31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

*31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Omitted