Form 10-Q/A
period 2006-03-31
NU SKIN ENTERPRISES INC
filed 2006-05-15
CIK 1021561

The following items were the subject of a Form 12b-25 and are included herein: Part I, Item 4, Controls and Procedures Exhibits 31.1, 31.2, 32.1 and 32.2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes            No

As of April 28, 2006, 70,235,778 shares of the registrant's Class A common stock, $. 001 par value per share were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (the "Amendment") amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006, and is being filed to include Part I, Item 4 "Controls and Procedures" and the CEO and CFO certifications identified as Exhibits 31.1, 31.2, 32.1 and 32.2, which were omitted from the original Form 10-Q filing and were the subject of a Form 12b-25 filed on May 11, 2006. There have been no other changes made in this filing.

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

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as the result of a material weakness identified and discussed below, our disclosure controls and procedures were not effective as of March 31, 2006.

        Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly states, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Material Weakness in Internal Control Over Financial Reporting

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2006, we did not maintain effective controls related to the accuracy of our impairment evaluation of long-lived assets, as required under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). Specifically, management’s review of the impairment analysis and computation failed to detect an error in the application of the discount rate used to estimate the fair value of the first generation BioPhotonic (“S1”) Scanners. This control deficiency resulted in a material adjustment to the impairment charge that we had initially recorded relating to our S1 Scanners in our first quarter financial statements. This control deficiency could result in a misstatement of our long-lived assets and related impairment charges that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Remediation Steps to Address Material Weakness

        We plan to remediate this material weakness by enhancing our internal controls surrounding the review of our impairment analyses and computations related to long-lived assets including analyses performed in accordance with SFAS 144, SFAS No. 142, Goodwill and Other Intangible Assets, and other similar cash flow analyses. Our remediation plan includes the implementation of the following controls and procedures:

•	Management will improve its review process by developing formal checklists which will provide guidance regarding matters to consider when performing impairment analyses, such as the appropriate discount rate, time periods, cash flow assumptions and other details.

•	Management will perform a detailed review of the computations and assumptions using the checklist to ensure that appropriate matters have been considered.

•	To ensure that the appropriate impairment analyses and related checklist are considered and completed, as appropriate, these procedures will be added to our quarterly closing checklist, which is reviewed each quarter for completeness by management

•	Management will provide ongoing training, as necessary, regarding the appropriate methodologies and assumptions to utilize in performing impairment analyses.

Changes in internal controls.

        Other than described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report,that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        In Item 9B of our Annual Report on Form 10-K for the year ended December 31, 2005, we described the material terms of a severance arrangement we agreed to in March of 2006 with Lori Bush, who had previously been serving as the President of our Nu Skin division. On April 20, 2006, we entered into a definitive settlement and release agreement with Ms. Bush, containing the terms previously agreed to. As a result of further analysis of tax implications, the definitive agreement provides for a lump sum severance payment instead of payments over time as previously agreed to. Reference is made to the complete text of the settlement and release agreement with Ms. Bush, attached as Exhibit 10.3 to this Report and incorporated by reference in this Item 5.

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

May 15, 2006

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