Form 10-Q
period 2006-06-30
NU SKIN ENTERPRISES INC
filed 2006-08-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Yes            No

As of July 29, 2006, 69,829,558 shares of the registrant’s Class A common stock, $.001 par value per share were outstanding.

NU SKIN ENTERPRISES, INC.

2006 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.
The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$ 121,553	$ 155,409
Current investments	2,000	—
Accounts receivable	17,695	16,683
Inventories, net	104,462	99,399
Prepaid expenses and other	37,185	36,663
	282,895	308,154

Property and equipment, net	74,681	84,053
Goodwill	112,446	112,446
Other intangible assets, net	92,341	91,137
Other assets	87,912	83,076
Total assets	$ 650,275	$ 678,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 21,555	$ 20,276
Accrued expenses	103,832	112,023
Current portion of long-term debt	27,118	26,757
	152,505	159,056

Long-term debt	110,737	123,483
Other liabilities	41,478	41,699
Total liabilities	304,720	324,238

Commitments and contingencies (Note 11)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001 par value,
90.6 million shares issued at June 30, 2006 and December 31, 2005	91	91
Additional paid-in capital	184,546	179,335
Treasury stock, at cost 20.6 million and 20.5 million
shares at June 30, 2006 and December 31, 2005, respectively	(287,608)	(284,138)
Accumulated other comprehensive loss	(67,690)	(67,197)
Retained earnings	516,216	526,537
	345,555	354,628
Total liabilities and stockholders' equity	$ 650,275	$ 678,866

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$ 284,111	$ 310,057	$ 549,891	$ 599,408

Cost of sales	48,445	53,919	95,439	103,583

Gross profit	235,666	256,138	454,452	495,825

Operating expenses:
Selling expenses	122,971	129,192	235,269	252,935
General and administrative expenses	88,787	89,910	178,790	177,093
Impairment of assets and other	—	—	20,840	—
Restructuring and other charges	—	—	11,115	—

Total operating expenses	211,758	219,102	446,014	430,028

Operating income	23,908	37,036	8,438	65,797
Other income (expense), net	(1,407)	(1,173)	(2,461)	(1,828)

Income before provision for income taxes	22,501	35,863	5,977	63,969
Provision for income taxes	8,438	13,054	2,242	23,453

Net income	$ 14,063	$ 22,809	$ 3,735	$ 40,516

Net income per share (Note 4):
Basic	$ .20	$ .33	$ .05	$ .58
Diluted	$ .20	$ .32	$ .05	$ .57

Weighted-average common shares
outstanding:
Basic	70,203	69,955	70,167	69,849
Diluted	71,148	71,452	71,193	71,389

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 3,735	$ 40,516
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	14,173	15,041
Stock-based compensation	4,509	389
Impairment of Scanner asset	18,984	—
Changes in operating assets and liabilities:
Accounts receivable	(1,012)	(1,238)
Inventories, net	(5,063)	(8,012)
Prepaid expenses and other	(143)	15,744
Other assets	(2,863)	184
Accounts payable	1,279	(6,099)
Accrued expenses	(11,968)	8,250
Other liabilities	201	1,290

Net cash provided by operating activities	21,832	66,065

Cash flows from investing activities:
Purchases of property and equipment	(21,476)	(17,415)
Proceeds from investment sales	96,205	72,165
Purchases of investments	(98,205)	(72,540)
Purchase of long-term asset	(1,981)	(3,985)

Net cash used in investing activities	(25,457)	(21,775)

Cash flows from financing activities:
Exercises of employee stock options	2,129	4,080
Proceeds from long-term debt	—	30,000
Payments of cash dividends	(14,055)	(12,590)
Payments on debt financing	(15,000)	(5,000)
Income tax benefit of options exercised	466	—
Repurchases of shares of common stock	(5,362)	(11,511)

Net cash provided by (used in) financing activities	(31,822)	4,979

Effect of exchange rate changes on cash	1,591	(7,497)

Net increase (decrease) in cash and cash equivalents	(33,856)	41,772

Cash and cash equivalents, beginning of period	155,409	109,865

Cash and cash equivalents, end of period	$ 121,553	$ 151,637

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology-related products and services under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; North America, which consists of the United States and Canada; South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Other Markets, which consists of Brazil, Europe, Guatemala/Central America, Israel, Mexico and Russia (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2006, and for the three- and six-month periods ended June 30, 2006 and 2005. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of 2007. The Company is evaluating the impact this statement will have on its consolidated financial statements.

3.	STOCK–BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment(“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first and second quarters of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation(“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-dated fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the first and second quarters of 2006 based on its historical experience since options were issued in 1997.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R.

Prior to the adoption of SFAS 123R the Company recognized stock based compensation expense in accordance with Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees (“APB 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price less than the market value of the underlying shares. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

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

At June 30, 2006, the Company has stock-based employee compensation plans as described below:

Employee Stock Purchase Plan

Effective February 1, 2000, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 200,000 shares of Class A common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Class A common stock on every April 30, July 31, October 31 or January 31 (the “Purchase Date”). The price of the Class A common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Class A common stock on the commencement date of each three-month offering period or Purchase Date. The Company recognized approximately $50,000 in compensation expense for this plan for the three- and six-month periods ended June 30, 2006. The Company has terminated its Employee Stock Purchase Plan as of August 1, 2006.

Equity Incentive Plans

During the year ended December 31, 1996, the Company’s board of directors adopted the Nu Skin Enterprises, Inc., 1996 Stock Incentive Plan (the “1996 Stock Incentive Plan”). In April 2006, the Company’s Board of Directors approved the Nu Skin Enterprises, Inc. Stock Incentive Plan (the “2006 Stock Incentive Plan”). This plan was approved by the Company’s stockholders at the Company’s 2006 Annual Meeting of Stockholders held in May of 2006. The 1996 Stock Incentive Plan and the 2006 Stock Incentive Plan provide for granting of stock awards and options to purchase common stock to executives, other employees, independent consultants and directors of the Company and its Subsidiaries. Options granted under the equity incentive plans are generally non-qualified stock options, but the plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. The contractual term of options granted since 1996 is generally ten years. However, for options granted beginning in the second quarter of 2006, the contractual term has been shortened to seven years. Currently, all shares issued upon the exercise of options are from the Company’s treasury shares. With the adoption of the 2006 Stock Incentive Plan, no further grants will be made under the 1996 Stock Incentive Plan. As of June 30, 2006, 6.0 million shares were authorized for issuance under the 2006 Stock Incentive Plan.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The total compensation expense related to these plans was approximately $2.0 million and $4.4 million for the three- and six-month periods ended June 30, 2006. As a result of adopting SFAS 123R, income (loss) before provision for income taxes and net income (loss) for the three-month period ended June 30, 2006 was $2.0 million and $1.2 million lower, respectively, and for the six-month period ended June 30, 2006 was $3.9 million and $2.4 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three- and six-month periods ended June 30, 2006 was $0.02 and $0.03 per share, respectively. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. For the three- and six-month periods ended June 30, 2006, all stock-based compensation expense was recorded within general and administrative expenses.

The pro forma table below reflects net income and basic and diluted net income per share for the three- and six-month periods ended June 30, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$ 22,809	$ 40,516
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects
	(1,824)	(3,552)

Pro forma net income	$ 20,985	$ 36,964

Net income per share:
Basic - as reported	$ 0.33	$ 0.58
Basic - pro forma	$ 0.30	$ 0.53

Diluted - as reported	$ 0.32	$ 0.57
Diluted - pro forma	$ 0.29	$ 0.52

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values as follows:

Stock Options(1):	Three Months Ended March 31, 2005	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006
Weighted average grant date fair value of grants	$ 10.90	$ 10.41	$ 6.43
Risk-free interest rate	4.1%	3.8%	5.0%
Dividend yield	1.5%	1.7%	2.0%
Expected volatility	53.0%	52.2%	43.1%
Expected life in months	75 months	70 months	58 months

(1)	The fair value calculation was based on stock options granted during the period. There were no stock option grants during the three months ended March 31, 2006.

Options under the plans as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	6,762.2	$ 15.99
Granted	—	—
Exercised	(56.5)	8.69
Forfeited/cancelled/expired	(381.9)	21.20
Outstanding at March 31, 2006	6,323.8	15.74	7.02	$ 24,016
Vested and expected to vest at
March 31, 2006	5,817.9	15.74	7.02	23,536
Exercisable at March 31, 2006	3,720.2	12.98	6.06	20,261

Outstanding at March 31, 2006	6,323.8	15.74
Granted	378.5	17.48
Exercised	(133.3)	10.06
Forfeited/cancelled/expired	(143.3)	19.09
Outstanding at June 30, 2006	6,425.7	15.88	6.71	13,902
Vested and expected to vest at
June 30, 2006	5,926.9	15.88	6.71	13,624
Exercisable at June 30, 2006	3,596.4	13.34	5.86	11,737

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first and second quarters of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006 and June 30, 2006, respectively. This amount varies based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2006 and June 30, 2006 was $0.5 million and $0.6 million, respectively. The total fair value of options vested and expensed was $1.2 million and $1.2 million, net of tax, for the three months ended March 31, 2006 and June 30, 2006, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Nonvested restricted stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	172.5	$ 15.30

Granted	—	—
Vested	(62.5)	12.45
Forfeited	—	—

Nonvested at March 31, 2006	110.0	16.83

Granted	144.5	17.33
Vested	(2.5)	23.82
Forfeited	—	—

Nonvested at June 30, 2006	252.0	17.05

As of June 30, 2006, there was $3.5 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.8 years. As of June 30, 2006, there was $15.7 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

4.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2006 and 2005, other stock options totaling 3.3 million and 0.8 million, respectively, and for the six-month periods ended June 30, 2006 and 2005, other stock options totaling 3.0 million and 0.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

5.	DIVIDENDS PER SHARE

In February and May 2006, our board of directors declared quarterly cash dividends of $0.10 per share for all shares of Class A common stock. These quarterly cash dividends of $7.0 million each were paid on March 22, 2006 and June 21, 2006 to stockholders of record on March 3, 2006 and June 2, 2006, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2006 and December 31, 2005, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $21.8 million and $23.7 million, respectively, to hedge foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of June 30, 2006 and December 31, 2005, $0.2 million of net unrealized loss and $1.8 million of net unrealized gain, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at June 30, 2006 have maturities through June 2007 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The Company recognized pre-tax gains on foreign currency cash flow hedges of $0.1 million and $2.3 million for the three- and six-month periods ended June 30, 2006 and recognized pre-tax losses on foreign currency cash flow hedges of $0.2 million and $0.4 million for the three- and six-month periods ended June 30, 2005, respectively. These gains and losses were recorded primarily as offsets to revenue in Japan in the respective periods.

7.	REPURCHASES OF COMMON STOCK

During the three- and six-month periods ended June 30, 2006, the Company repurchased approximately 330,000 and 340,000 shares of its Class A common stock under its open market repurchase plan for approximately $5.2 million and $5.4 million, respectively. During the three- and six-month periods ended June 30, 2005, the Company repurchased approximately 286,000 and 514,000 shares of its Class A common stock under its open market repurchase plan for approximately $6.5 million and $11.5 million, respectively.

8.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2006 and 2005, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$ 14,063	$ 22,809	$ 3,735	$ 40,516

Other comprehensive income, net of tax:
Foreign currency translation adjustment	95	(325)	911	4,413
Net unrealized gains (losses) on foreign
currency cash flow hedges	(249)	1,210	42	3,890
Less: Reclassification adjustment for realized
losses (gains) in current earnings	(85)	105	(1,446)	254

Comprehensive income	$ 13,824	$ 23,799	$ 3,242	$ 49,073

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

9.	SEGMENT INFORMATION

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

Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2006	2005	2006	2005
North Asia	$ 152,679	$ 171,181	$ 293,293	$ 332,010
Greater China	53,892	64,077	105,844	123,204
North America	39,104	39,247	77,164	75,239
South Asia/Pacific	21,202	21,657	41,849	42,292
Other Markets	17,234	13,895	31,741	26,663
Totals	$ 284,111	$ 310,057	$ 549,891	$ 599,408

Revenue generated by each of the Company’s three product lines is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2006	2005	2006	2005
Nu Skin	$ 116,332	$ 127,875	$ 226,833	$ 246,221
Pharmanex	160,835	175,619	309,739	341,118
Big Planet	6,944	6,563	13,319	12,069
Totals	$ 284,111	$ 310,057	$ 549,891	$ 599,408

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2006	2005	2006	2005
Japan	$ 122,222	$ 148,533	$ 237,438	$ 289,764
United States	36,392	36,812	72,097	70,493
South Korea	30,457	22,648	55,855	42,246

Long-lived assets:	June 20, 2006	December 31, 2005
Japan	$ 10,608	$ 14,234
United States	37,021	37,235
Mainland China	14,127	15,104

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of June 30, 2006, the Company has net deferred tax assets of $35.2 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction.

11.	COMMITMENTS AND CONTINGENCIES

In 1999, the Company implemented a duty valuation methodology with respect to the importation of certain products into Japan. The Valuation Department of the Yokohama customs authority reviewed and approved this methodology at that time, and it has been reviewed on several occasions by the audit division of the Japan customs authority since then. In connection with recent audits, the Yokohama customs authorities have assessed the Company additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than that which was previously approved. The Company has disputed this assessment. The Company has also disputed the amount of duties it was required to pay on products imported from November of 2004 to June of 2005. The total amount assessed or in dispute is approximately $25 million as of June 30, 2006, net of any recovery of consumption taxes. Effective July 1, 2005, the Company implemented some modifications to its business structure in Japan and in the United States that it believes will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

Because the valuation methodology the Company used with respect to the products in dispute was reviewed and approved by the Japan customs authority, the Company believes the assessments are improper and filed letters of protest with the Yokohama customs authority with respect to this entire amount. The Yokohama customs authority has rejected the Company’s letters of protest to date, and to follow proper administrative procedures the Company filed appeals with the Japan Ministry of Finance. On June 26, 2006, the Company was also advised that the Ministry of Finance has rejected the appeals filed with their office. The Company currently plans to appeal the decision of the Ministry of Finance through the judicial court system in Japan. The Company paid the $25 million in customs duties and assessments, the amount of which it recorded in “Other Assets” in its Consolidated Balance Sheet. The Company has filed requests for refunds for this entire amount, and to the extent that the Company is unsuccessful in recovering the amounts assessed and paid, the Company will be required to take a corresponding charge to its earnings.

In Taiwan, the Company is currently subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order to avoid the running of the statute of limitations with respect to the 1999 and 2000 tax years, the Taiwan tax authorities have disallowed the Company’s commission expense deductions for those years and assessed the Company a total of approximately $19 million. At this stage of the discussions, the Company is not required to pay the amount of tax under dispute. The Company is contesting this assessment and is in discussions with the tax authorities in an effort to resolve this matter. Based on its understanding of this matter, management does not believe that it is probable that the Company will incur a loss relating to this matter and accordingly has not provided any related reserves.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.	PURCHASE OF LONG-TERM ASSET

In March 2002, the Company acquired the exclusive rights to a new light-source technology related to measuring the level of certain antioxidants. The acquisition included contingent payments of up to $8.5 million of cash and up to 1.2 million shares of the Company’s Class A common stock if certain development and revenue targets were met. In 2004, some of these specific development and revenue targets were met resulting in contingent payments owed of approximately $5.1 million of cash (of which $1.8 million was paid during the first quarter of 2005) and 525,000 shares (of which 262,500 shares were issued in 2005) of the Company’s Class A common stock. In 2005, all remaining targets were met and the total payments of $8.5 million of cash and the value of the 1.2 million shares of stock have been added to the carrying value of other finite-lived intangible assets. On March 7, 2006, the Company acquired Caroderm, Inc. for $4.0 million. As a result of the acquisition, the Company acquired Caroderm’s license to use the Scanner technology within the professional medical community. As the sole asset of Caroderm was its license and field of use rights with respect to the Scanner technology, all the consideration paid was allocated to that asset and is being amortized over the period of the remaining license agreements related to the Scanner technology. As of June 30, 2006, the Company had paid approximately $2.0 million of the purchase price and anticipates paying the remaining balance within the next two years.

13.	LONG-TERM DEBT

The Company maintains a $25.0 million revolving credit facility that expires in May 2007. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. As of June 30, 2006, there were no outstanding balances under this revolving credit facility.

The Company also has a $125.0 million multi-currency private shelf facility with Prudential Investment Management, Inc. As of June 30, 2006, the Company had $77.3 million outstanding under its shelf facility, $15.0 million of which is included in the current portion of long-term debt. $50.0 million of this long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and is amortized in two tranches over five and seven years. The remaining $27.3 million as of June 30, 2006, is Japanese yen-denominated senior promissory notes in the aggregate principal amount of 3.1 billion Japanese yen, which were issued on February 7, 2005. The notes bear interest of 1.7% per annum, with interest payable semi-annually. The interest payments on the notes began April 30, 2005. The final maturity date of the notes is April 20, 2014 and principal payments are required annually beginning on April 30, 2008 in equal installments of 445.7 million Japanese yen.

The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of June 30, 2006, the outstanding balance on the notes was 6.9 billion Japanese yen, or $60.5 million, $12.1 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries or by pledges of 65% to 100% of the outstanding stock of our material subsidiaries.

14.	IMPAIRMENT OF ASSETS AND OTHER

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

In addition, during the quarter ended March 31, 2006, the Company completed a settlement agreement with Razorstream, a service provider of video content for our digital product category, to terminate its purchase commitments for video technology for approximately $1.8 million.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

15.	RESTRUCTURING AND OTHER CHARGES

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

The components of restructuring and other charges are summarized as follows (U.S. dollars in thousands):

	Total Incurred During the 1st Quarter of 2006	Amounts Paid During the 1st & 2nd Quarters of 2006	Accrued as of June 30, 2006
Severance	$ 10,072	$ 9,508	$ 564
Other	1,043	407	636
Total	$ 11,115	$ 9,915	$ 1,200

The amount accrued as of June 30, 2006 is included within accrued liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2006, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

        Our revenue for the three- and six-month periods ended June 30, 2006 decreased 8% to $284.1 million and $549.9 million, respectively, compared to the same periods in 2005. The decrease in revenue for these periods was primarily attributable to revenue declines in Japan and China. In addition, foreign currency exchange rate fluctuations negatively impacted revenue by 2% for the three- and six-month periods ended June 30, 2006, particularly as a result of weakening of the Japanese yen. Revenue was positively impacted by growth in South Korea, Hong Kong, and Europe, and expansion into Indonesia in 2005.

        Earnings per share for the second quarter of 2006 were $0.20 compared to $0.32 for the same prior year period, and for the six-month period ended June 30, 2006 were $0.05 compared to $0.57 for the same prior year period. In addition to the factors described above, earnings for these periods were negatively impacted by $1.2 million and $2.4 million in stock option expense, net of income taxes, respectively, as a result of the implementation of a new accounting standard requiring the expensing of stock options beginning in the first quarter of 2006. In addition, earnings per share for the first half of 2006 were negatively impacted by restructuring charges and impairment and other charges totaling $32.0 million, or $.28 per share, relating to a business transformation initiative that we implemented during the first quarter. These charges are more fully described in the sections below entitled “Impairment of assets and other” and “Restructuring and other charges.”

        Revenue

        North Asia. The following table sets forth revenue for the three-month and six-month periods ended June 30, 2006 and 2005 for the North Asia region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Japan	$ 122.2	$ 148.5	(18%)	$ 237.4	$ 289.8	(18%)
South Korea	30.5	22.7	34%	55.9	42.2	32%
North Asia total	$ 152.7	$ 171.2	(11%)	$ 293.3	$ 332.0	(12%)

        Foreign currency exchange rate fluctuations, particularly a weakening of the Japanese yen, negatively impacted revenue in North Asia by 3% and 5%, respectively, for the three- and six-month periods ended June 30, 2006. Revenue in this region was also negatively impacted by a 13% and 12% local currency decline in Japan in the second quarter and first half of 2006, respectively, compared to the same prior year periods. The executive distributor count in Japan decreased 9% in the second quarter compared to the prior year period.

        Several factors contributed to the year-over-year revenue decline in Japan for the second quarter and first half of 2006, including:

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

        We believe that we are beginning to see some stabilization of our business in Japan as a result of various initiatives we have implemented during the last quarter designed to stem the declines and renew growth in this market. We began introducing S2 Scanners in the market during the second quarter, and we plan to continue the roll-out of this tool over the next couple of quarters. Other key second quarter initiatives included enhancements to distributor incentives that became effective April 1, 2006 designed to address the negative impact of the previous changes, the launch of our g3 nutrition drink, and the launch of a corporate image enhancement campaign that includes facility upgrades and media campaigns.

        Our South Korea market continued its strong growth in both our personal care and nutrition businesses, and is now our third largest market. This market grew 27% on a local currency basis in the second quarter compared to the same period in 2005 and increased 19% sequentially over the first quarter of 2006. Executive and active distributor counts continued to grow significantly as well. We believe that these results are due to the success of our management team in launching strong product and other initiatives, particularly the recent launch of our g3 nutrition drink, and in achieving alignment of our distributor leaders behind these initiatives.

        Greater China. The following table sets forth revenue for the three-month and six-month periods ended June 30, 2006 and 2005 for the Greater China region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Mainland China	$ 17.8	$ 29.0	(39%)	$ 37.5	$ 55.6	(33%)
Taiwan	23.3	24.4	(5%)	45.4	46.6	(3%)
Hong Kong	12.8	10.7	20%	22.9	21.0	9%
Greater China total	$ 53.9	$ 64.1	(16%)	$ 105.8	$ 123.2	(14%)

        Foreign currency exchange rate fluctuations did not significantly impact reported revenue in the Greater China region in the second quarter and first half of 2006. China revenue decreased by 41% on a local currency basis in the second quarter of 2006 compared to the same period in 2005. We believe that sales in China were negatively impacted by several factors, including:

•	continued consumer uncertainty in China regarding the impact of recently enacted direct selling regulations and uncertainty regarding the timing of the direct selling application process, contributing to a 45% decline in each of our executive and active distributor counts;

•	increased government and media scrutiny on the direct selling industry, particularly following last year's publication of the new direct selling regulations;

•	changes we made to our compensation plan last year in preparation for the anticipated addition of direct selling to our business model that negatively impacted revenue as our sales representatives adapted to them;

•	increasing instances of certain sales employees making product sales through unauthorized channels at discounted prices; and

•	our conservative business approach we have taken as we worked towards obtaining a direct selling license, including limitations we have imposed on the activities of our sales representatives in order to ensure regulatory compliance.

              In late July, our direct selling application was approved by the Chinese government, and we now plan to begin the process of augmenting our current business model with a direct selling component. This will allow us to engage an entry-level, non-employee sales force that will be able to sell certain products away from our fixed retail locations. The new direct selling regulations prohibit the use of multi-level compensation plans for direct selling, so we will compensate these independent contractors based on their personal selling efforts only. We plan to maintain our retail store/employed sales representative model because we believe it provides us with more flexibility in the manner in which we conduct business in China, including the manner in which we compensate our full-time sales representatives. In addition, products we market with a “general food” classification, including our LifePak supplements and certain other Pharmanex products, are not approved for direct selling, and will therefore continue to be sold only through our retail store channel until such time as we obtain a “health food” classification for these products.

        We plan to begin conducting direct selling activities in Shanghai in late 2006, and we will then proceed to expand our direct selling model throughout China. The direct selling regulations require us to establish service centers and secure licenses in each of the provinces in which we wish to implement direct selling. This provincial licensing process will include a requirement that we establish “service centers” that will primarily be used to provide a product return location and will not require a large capital investment. Although it will likely take some time to integrate direct selling into our business model, expand throughout the market and train our sales force to work successfully within the new direct selling guidelines, we believe that this will positively impact our business in China as this process unfolds.

        Although revenue in Taiwan was slightly down on a local currency basis in the second quarter and first half of 2006 compared to the same prior year periods, we believe that this market continues to be healthy. Revenue in this market was negatively impacted in the second quarter by Taiwanese distributors purchasing products in Hong Kong as they attended the Greater China Convention held there in May. However, we continue to see success with the Scanner and new products, and our second quarter launch of the S2 Scanner should help bolster further growth in this market. In addition, in late June we completed the build-out of a “gym spa” in this market in an effort to generate additional brand awareness. The gym spa consists of a product showcase combined with a fitness center and spa. Hong Kong revenue was up 19% in local currency on a year-over-year basis in the second quarter largely due to sales to distributors from China and Taiwan attending the Greater China Convention held in May. In addition, sales to local Hong Kong distributors increased on a year-over-year basis. Our executive distributor counts in Taiwan and Hong Kong were up 1% and 17%, respectively, in the second quarter of 2006 compared to the same prior year period.

        North America. The following table sets forth revenue for the three-month and six-month periods ended June 30, 2006 and 2005 for the North America region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
United States	$ 36.4	$ 36.8	(1%)	$ 72.1	$ 70.5	2%
Canada	2.7	2.4	13%	5.1	4.7	9%
North America total	$ 39.1	$ 39.2	—	$ 77.2	$ 75.2	3%

        Revenue in the United States remained relatively flat, while executive and active distributor counts in the North America region grew 3% and 4%, respectively, in the second quarter of 2006 compared to the same prior year period. During the second quarter we began to implement key growth initiatives in the United States. We introduced a limited number of S2 Scanners and Nu Skin® ProDerm™ Skin Analyzer (the “ProDerm Skin Analyzer”) units into this market, and we plan to implement a more aggressive roll-out of these tools during the next couple of quarters. The initial version of the ProDerm Skin Analyzer will enable distributors to demonstrate the effectiveness of our skin care products by providing close up skin images, while we continue to work on developing a model that will quantify skin conditions and attributes. Our global strategy with respect to the ProDerm Skin Analyzer will be to focus this tool initially on the United States, and then over time consider the launch of this tool in our other global markets as we assess its success in the United States and as we work to develop a tool with enhanced functionality.

        South Asia/Pacific. The following table sets forth revenue for the three-month and six-month periods ended June 30, 2006 and 2005 for the South Asia/Pacific region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Singapore/Malaysia/Brunei	$ 8.1	$ 11.0	(26%)	$ 15.6	$ 21.8	(28%)
Thailand	6.3	6.2	2%	12.1	12.1	—
Australia/New Zealand	3.6	3.5	3%	6.9	6.7	3%
Indonesia	2.5	—	N/A	5.1	—	N/A
Philippines	0.7	1.0	(30%)	2.2	1.7	29%
South Asia/Pacific total	$ 21.2	$ 21.7	(2%)	$ 41.9	$ 42.3	(1%)

        Foreign currency exchange rate fluctuations negatively impacted revenue in South Asia/Pacific by 3% and 1% during the three- and six-month periods ended June 30, 2006 compared to the same periods in 2005. This region benefited from $2.5 million in revenue during the second quarter and $5.1 million during the first half from Indonesia, which we opened for business in August of 2005. Year-over-year comparisons in Singapore/Malaysia/Brunei were negatively impacted by revenue declines in the latter part of 2005 that were a result of some of our distributor leaders in these markets focusing their attention on the newly opened Indonesia market and away from their home markets, and by compensation plan changes made in 2005. Executive and active distributor counts in the region declined by 5% and 4%, respectively when compared with the second quarter of 2005.

        Other Markets. The following table sets forth revenue for the three-month and six-month periods ended June 30, 2006 and 2005 for our Other Markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Europe	$ 15.0	$ 11.9	26%	$ 27.4	$ 23.0	19%
Latin America	2.2	2.0	10%	4.3	3.7	16%
Other Markets total	$ 17.2	$ 13.9	24%	$ 31.7	$ 26.7	19%

        Revenue growth in Europe resulted from growth in Germany and France and the expansion into Israel and Russia. Distributor sponsorship and leadership also remained strong, and we believe that our success in Europe is in part attributable to the strong alignment of distributor leaders behind certain initiatives in the various local markets.

        Gross profit

        Gross profit as a percentage of revenue increased to 83.0% for the second quarter of 2006 from 82.6% for the same period in 2005, due to a decrease in Scanner amortization following our write-down of first generation Scanner units in the first quarter. For the first half of 2006, however, gross profit as a percentage of revenue decreased slightly to 82.6% from 82.7% for the same period in 2005, due to a strengthening of the U.S. dollar, particularly against the Japanese yen.

        Selling expenses

        Selling expenses as a percentage of revenue increased to 43.3% and 42.8% for the three- and six-month periods ended June 30, 2006 from 41.7% and 42.2% for the same periods in 2005. This increase was due to enhancements to our compensation plan in Japan that took effect April 1, 2006. The modified plan pays out at a slightly higher rate, and as a result we anticipate selling expenses as a percentage of revenue to be approximately 43% over the next couple of quarters.

         General and administrative expenses

        General and administrative expenses as a percentage of revenue for the three- and six-month periods ended June 30, 2006 increased to 31.3% and 32.5% from 29.0% and 29.5% for the same periods in 2005. In U.S. dollars, general and administrative expenses decreased in the second quarter to $88.8 million from $90.0 million for the same period in 2005 and increased in the first half of 2006 to $178.8 million from $177.1 million for the same period in 2005. The increase in general and administrative expenses as a percentage of revenue for the second quarter and second half of 2006 were impacted by:

•	lower overall revenue;

•	a $5.0 million Japan convention expense in the first quarter of 2006 that was not incurred in the prior-year period; and

•	increased compensation cost of $1.9 million and $2.0 million for the first and second quarters, respectively, related to stock option expenses as a result of the adoption of SFAS 123R in the first quarter of 2006.

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

        Although our business transformation initiative will be an ongoing process, nearly all of the restructuring expenses related to the transformation were incurred during the first quarter of 2006. We believe that these initiatives will generate savings of approximately $15 million in 2006 and approximately $30 million in 2007. We plan to reinvest a portion of these savings towards various growth initiatives, particularly in Japan.

        Other income (expense), net

        Other income (expense), net for the three- and six-month periods ended June 30, 2006 was approximately $1.4 million and $2.5 million of expense compared to $1.2 million and $1.8 million of expense for the same periods in 2005. Fluctuations in other income (expense), net are impacted by interest expense and foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes.

        Provision for income taxes

        Provision for income taxes for the three- and six-month periods ended June 30, 2006 was an $8.4 million and a $2.2 million expense compared to a $13.1 million and $23.5 million expense for the same periods in 2005. The effective tax rate was 37.5% of pre-tax income during the three- and six-month periods ended June 30, 2006, compared to rates of 36.4% and 36.7% in the same prior-year periods.

        Net income

        As a result of the foregoing factors, net income for the three- and six-month periods ended June 30, 2006 decreased to $14.1 million and $3.7 million from $22.8 million and $40.5 million for the same periods in 2005.

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

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $21.8 million in cash from operations during the six-month period ended June 30, 2006, compared to $66.1 million during the same period in 2005. This decrease in cash generated from operations is due to lower revenue and lower profitability in the first half of 2006 resulting from the severance payments and other restructuring charges as well as the increased payment of taxes in 2006.

        As of June 30, 2006, working capital was $130.4 million, compared to $149.1 million as of December 31, 2005. Cash and cash equivalents at June 30, 2006 and December 31, 2005 were $121.6 million and $155.4 million, respectively. The decrease in cash balances was primarily due to the increase in the payment of debt in 2006 compared to 2005 as well as the proceeds from debt in 2005. The decrease in working capital was due primarily to the decrease in cash balances.

        We anticipate capital expenditures of approximately $40 million to $45 million for 2006, of which we incurred $21.5 million in the first half of 2006. These capital expenditures are primarily related to:

•	purchases of Scanners;

•	purchases of computer systems and software; and

•	the build-out of manufacturing and additional retail stores in China, as well as other leasehold improvements in our various markets.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of June 30, 2006:

Facility or Arrangement(1)	Original Principal Amount	Balance as of June 30, 2006(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	6.9 billion yen ($60.6 million as of June 30, 2006)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $125.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$40.0 million	4.5%	Notes due April 2010 with annual principal payments beginning April 2006.

	$25.0 million	$10.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($27.3 million as of June 30, 2006)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

2004 $25.0 million revolving credit facility	N/A	N/A	N/A	N/A

(1)	Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% to 100% of the outstanding stock of our material foreign subsidiaries.

(2)	The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $12.1 million of the balance on our 2000 Japanese yen denominated notes and $15.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. During the second quarter of 2006, we repurchased approximately 331,000 shares of Class A common stock under this program for an aggregate amount of approximately $5.2 million. Currently, approximately $47.1 million is available under the stock repurchase program for repurchases.

        In February and May 2006, our board of directors declared quarterly cash dividends of $0.10 per share for all shares of Class A common stock. These quarterly cash dividends of $7.0 million each were paid on March 22, 2006 and June 21, 2006 to stockholders of record on March 3, 2006 and June 2, 2006, respectively. In July 2006, the board of directors declared a quarterly cash dividend of $0.10 per share for all shares of Class A common stock to be paid in September 2006. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        Because the valuation methodology we used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, we believe the assessments are improper and we filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs has rejected our letters of protest to date, and to follow proper administrative procedures we filed appeals with the Japan Ministry of Finance. On June 26, 2006, we were also advised that the Ministry of Finance has rejected the appeals filed with their office. We currently plan to appeal the decision of the Ministry of Finance through the judicial court system in Japan. We paid the $25 million in customs duties and assessments, the amount of which we recorded in “Other Assets” in our Consolidated Balance Sheet. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

        In Taiwan, we are currently subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order to avoid the running of the statute of limitations with respect to the 1999 and 2000 tax years, the Taiwan tax authorities have disallowed our commission expense deductions for those years and assessed us a total of approximately $19 million. At this stage of the discussions, we are not required to pay the amount of tax under dispute. We are contesting this assessment and are in discussions with the tax authorities in an effort to resolve this matter. Based on our understanding of this matter, we do not believe that it is probable that we will incur a loss relating to this matter and accordingly have not provided any related reserves.

        Stock-Based Compensation Expense

        Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and therefore have not restated results for prior periods. Our results of operations for the first and second quarters of 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. During the three- and six- month periods ended June 30, 2006, we recorded $2.0 million and $3.9 million in pre-tax stock-based compensation expense. Total stock-based compensation expense, net of tax, for the three- and six-month periods ended June 30, 2006 was $1.2 million and $2.4 million, respectively.

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

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of June 30, 2006, we had net deferred tax assets of $35.2 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

        Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are not amortized. Our intangible assets with finite lives are recorded at cost and amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For example, with the recent completion of the earnout payments in connection with the acquisition of Scanner-related technology, we have recorded an intangible asset of approximately $42.0 million, which we are amortizing over the life of the patent related to the technology. We are required to make judgments regarding the useful life of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. No impairment charges related to intangible assets were recognized during the three- and six-month periods ended June 30, 2006 or 2005. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

        Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of any estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The fair value of our stock-based compensation expense is based on estimates using the Black-Scholes option pricing model. This option-pricing model requires the input of highly subjective assumptions including the option’s expected life, risk-free interest rate, expected dividends and price volatility of the underlying stock. The stock price volatility assumption was determined using a combination of historical volatility of the Company’s common stock.

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for us beginning in the first quarter of 2007. We are evaluating the impact this statement will have on our consolidated financial statements.

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

	As of June 30, 2006		As of June 30, 2005
Region:	Active	Executive	Active	Executive
North Asia	330,000	15,418	351,000	16,052
Greater China	165,000	6,593	245,000	9,059
North America	144,000	3,662	138,000	3,546
South Asia/Pacific	72,000	1,953	75,000	2,064
Other Markets	61,000	1,902	55,000	1,615
Total	772,000	29,528	864,000	32,336

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. The Chinese government is beginning to allow the yuan to float more freely against the U.S. dollar and other major currencies. A strengthening of the yuan would benefit our reported revenue and profits and a weakening of the yuan would negatively impact reported revenue and profits. Given the large portion of our business derived from Japan, any weakening of the yen would negatively impact reported revenue and profits. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of June 30, 2006, we had $21.8 million of these contracts with expiration dates through June 2007. All of these contracts were denominated in Japanese yen. For the three- and six-month periods ended June 30, 2006, we recorded pre-tax gains of $0.1 million and $2.7 million, which were included in our revenue in Japan, and gains of $0.1 million and $1.4 million as of June 30, 2006, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at June 30, 2006, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our plans to launch certain products, tools and other initiatives in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our plans regarding direct selling in China;

•	our expectation that we will spend approximately $40 million to $45 million for capital expenditures during 2006;

•	our plans to continue to invest resources in continued expansion and build-out of our infrastructure in China;

•	our belief that our business transformation initiative will provide savings, and our plans to invest some of these savings into various growth initiatives;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our plans to continue protesting and appealing assessments by the Yokohama customs authority for duties on products imported into Japan and our expectation that the $25 million payment will be recoverable;

•	our belief that we are beginning to see some stabilization of our business in Japan;

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan; and

•	our belief that it is not probable that we will incur a loss relating to the Taiwan audit.

        In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-K and amendments thereto (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)	Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	continued weakening of the Japanese yen;

•	regulatory constraints with respect to the claims we can make regarding the efficacy of our products and tools;

•	increasing competitive pressures;

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	political unrest or uncertainty; or

•	natural disasters or epidemics.

(b)	Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and minor fines being paid in some cases. Because of the government’s significant concerns about direct selling activities, government regulators in China scrutinize very closely activities of direct selling companies or activities that resemble direct selling. Even though we have now obtained a direct selling license, we anticipate that government regulators will continue to scrutinize our activities and the activities of our distributors and sales employees to monitor our compliance with the new regulations and other applicable regulations as we integrate direct selling into our business model. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, all of which could harm our business.

(c)	Towards the end of 2005, Chinese regulators adopted anti-pyramiding and new direct selling regulations that will allow direct selling but contain significant restrictions and limitations, including a restriction on multi-level compensation. These new regulations are not yet well understood, and there continues to be some confusion and uncertainty as to the meaning of the new regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these new regulations and the impact of these new regulations on pending regulatory reviews and investigations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation under the new rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our planned direct selling business. Although we have obtained a direct selling license in China, if we are unable to establish required service centers as quickly as we would like, or if we are not able to offer a direct selling opportunity that is attractive to distributors as a result of the limitations under the direct selling regulations, our ability to grow our business there could be negatively impacted.

(d)	Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives such as the Scanner and others will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our markets. For example, during the past year certain modifications were made to compensation incentives in China, Japan, and Singapore that appear not to have been as well received by some distributors as expected, contributing to declines in distributor numbers and revenue results. We have recently implemented compensation plan enhancements in Japan designed to address the negative impacts of previous changes, but there can be no assurance that these measures will be successful in generating distributor excitement.

(e)	Our use of the Scanner is subject to regulatory risks and uncertainties in our various markets. For example, in March 2003 the United States Food and Drug Administration (the “FDA”) questioned its status as a non-medical device and we subsequently filed an application with the FDA to have the Scanner classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the Scanner is a medical device, including the claims that we or our distributors make about it. We face similar regulatory issues in other markets with respect to the status of the Scanner as a non-medical device and the claims that can be made in using it. For example, during the past year we faced regulatory inquiries in Singapore, Korea and Japan regarding distributor claims with respect to the Scanner. Although these matters have not resulted in any adverse action against us, our revenue in any market going forward could be negatively impacted if we face similar issues in the future or if such inquiries weaken distributor enthusiasm surrounding the Scanner. A determination in any market that the Scanner is a medical device or that distributors are using it to make medical claims could negatively impact our ability to use the Scanner in such market. In addition, if distributors make claims regarding the Scanner outside of claims approved by us, or use it in a manner not authorized by us, this could result in regulatory actions against our business.

(f)	Our current and planned initiatives surrounding the introduction of the S2 Scanner and the Nu Skin® ProDerm™ skin analysis tool in our various markets are subject to technical and regulatory risks and uncertainties. The S2 Scanner is a newly developed tool and we cannot be certain that it will consistently meet performance expectations. In addition, we have experienced delays and challenges in completion of a ProDerm unit that will quantify skin conditions and attributes in a manner that meets our specifications and objectives. We have decided to introduce a version in the United States that has less features while we continue to develop an enhanced version. If we continue to experience difficulties or delays in completing this process that prevent us from meeting our launch schedules or developing a tool that performs the desired functions, our business may be harmed. Our plans are also subject to regulatory risks, particularly in Japan, where there is a risk that regulatory authorities in Japan may impose limitations on the use of this tool and on claims that may be made in connection with its use. Such limitations in Japan or any other markets could weaken the ability of our distributors to utilize this tool in building their businesses, and could dampen distributor enthusiasm surrounding it.

(g)	As we begin operations in Russia, prepare for the implementation of direct selling regulations in China and look to develop other new markets, we anticipate that some distributor leaders in other markets will shift their focus away from their home markets and towards business prospects in these markets. This shift of focus of distributor leaders can negatively impact distributor leadership and growth in these other markets and consequently negatively impact revenue. In addition, if Russia and China are not as successful as the distributor leaders from these other markets anticipate, this can also dampen distributor enthusiasm.

(h)	As we continue to implement our business transformation initiative, there could be unintended negative consequences, including business disruptions and/or a loss of employees. Further, we may not realize the cost improvements and greater efficiencies as we hope for as a result of this realignment.

(i)	The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Negative publicity concerning supplements with controversial ingredients has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. The FTC in the United States is also proposing new regulations that would impose new requirements that could be burdensome. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any new regulations applicable to our business that limit our ability to market such products or impose additional requirements on us, our revenue and profitability may be harmed.

(j)	Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. For example, we were recently assessed by the Japan customs authorities for additional duties on products imported into Japan, and we are currently contesting this assessment. Audits are also often focused on whether or not certain expenses are deductible for tax purposes in a given country. Currently, audits are underway with respect to this issue in a number of our markets, including Taiwan. To the extent we are unable to successfully defend ourselves against such audits and reviews, we may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact our gross margins and operating results.

(k)	Production difficulties and quality control problems could harm our business, in particular our reliance on third party suppliers to deliver quality products in a timely manner.Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled “Currency Risk and Exchange Rate Information” in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and also in Note 6 to the Financial Statements contained in Item 1 of Part I.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as the result of the on-going remediation of a material weakness identified in the prior quarter and discussed below, our disclosure controls and procedures were not effective as of June 30, 2006.

        Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

        Our remediation plan outlined in last quarter’s report included the implementation by management of the following controls and procedures:

•	improve its review process by developing formal checklists which will provide guidance regarding matters to consider when performing impairment analyses, such as the appropriate discount rate, time periods, cash flow assumptions and other details;

•	perform a detailed review of the computations and assumptions using the checklist to ensure that appropriate matters have been considered;

•	ensure that the appropriate impairment analyses and related checklist are considered and completed, as appropriate, these procedures will be added to our quarterly closing checklist, which is reviewed each quarter for completeness by management; and

•	provide ongoing training, as necessary, regarding the appropriate methodologies and assumptions to utilize in performing impairment analyses.

         We have begun implementation of controls and procedures to remediate this control deficiency. However, as of June 30, 2006, we have not completed our remediation efforts, including subsequent testing and evaluation of the revised controls for operating effectiveness. Accordingly, we have determined that this control deficiency remains a material weakness as of June 30, 2006.

Changes in internal controls.

        Other than described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) during the most recent fiscal quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2005 fiscal year, and amendments thereto for information regarding the status of certain legal proceedings.

ITEM 1A.	RISK FACTORS

        Our 2005 Annual Report on Form 10-K, and amendments thereto, includes a detailed discussion of our risk factors. The information presented below updates six of those risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Because our Japanese operations account for a majority of our business, adverse changes in our business operations in Japan would harm our business.

        Approximately 48% of our 2005 revenue was generated in Japan. We have experienced declines in our business in this market during the past several quarters, and many of our competitors have seen their businesses in this market contract in the last few years. We believe our operating results have been negatively impacted by a variety of factors, including the unanticipated impact of compensation plan changes, regulatory issues, and production difficulties. Our financial results would be harmed and our business could continue to decline if our products, business opportunity or planned growth initiatives do not retain and generate continued interest and enthusiasm among our distributors and consumers in this market. We have implemented several initiatives, including the launch of the second generation of the BioPhotonic Scanner and compensation plan changes, and have other initiatives planned to help renew growth in these markets. If these and other planned initiatives are delayed, are impacted by regulatory constraints or do not generate distributor excitement or attract new distributors or customers in Japan, it may limit our prospects for renewed growth in that market and harm our financial results. For example, we have elected to wait until we have completed an updated version of the Nu Skin® ProDerm™ Skin Anlayzer before implementing this initiative in Japan, which likely will not occur until sometime in 2007. In addition, there are regulatory issues that may prevent us from quantifying skin attributes in a score for this market.

Technical and regulatory issues associated with the second generation BioPhotonic Scanner and the Nu Skin® ProDerm™ Skin Analyzer could negatively impact the success of these programs, which could harm our business.

        Our current and planned initiatives surrounding the introduction of the S2 Scanner and the Nu Skin® ProDerm™ Skin Analyzer in our various markets are subject to technical and regulatory risks and uncertainties. The S2 is smaller, more portable, and faster than its predecessor in terms of calibration and scan time. However, the S2 is a newly developed tool and we cannot be certain that the units we introduce in the field will consistently perform according to expectation in terms of speed, accuracy and other factors. If the S2 does not perform as expected, distributors may be limited in their ability to utilize this tool, and distributor enthusiasm may be dampened with respect to this tool. As with any new, innovative technology, we have also experienced challenges in our development of the ProDerm™ tool, including some software glitches in beta units that were tested in some Asia markets. As we continue to work through these technical issues, we have elected to introduce the initial version that has fewer features than we initially anticipated, while we continue to refine the technology. The initial version of this tool that we plan to launch during the next couple of quarters will provide close-up skin images that will enable distributors to demonstrate the effectiveness of our skin care products. We plan to aggressively continue to work on the development of an updated version that will provide a quantifiable assessment of skin conditions and attributes. There can be no assurance, however, that we will be successful in achieving this result. Our plans with respect to the launch of the ProDerm™ are also subject to regulatory risks, particularly in Japan, where it appears that regulatory restrictions in Japan may impose limitations on the use of this tool and on claims that may be made in connection with its use. Such limitations in Japan or any other markets could weaken the ability of our distributors to utilize this tool in building their businesses, and could dampen distributor enthusiasm surrounding it.

Our operations in China are subject to significant governmental scrutiny, and our operations in China may be harmed by the results of such scrutiny.

        Because of the government’s significant concerns about direct selling activities, government regulators in China scrutinize very closely activities of direct selling companies or activities that resemble direct selling. This scrutiny has increased following adoption of the new direct selling and anti-pyramiding regulations. The regulatory environment in China with regards to direct selling is evolving, and officials in the Chinese government often exercise significant discretion in deciding how to interpret and apply applicable regulations. In the past, the government has taken significant actions against companies that the government found were engaging in direct selling activities in violation of applicable law, including shutting down their businesses and imposing substantial fines.

        Our business has been subject to significant governmental scrutiny over the last few years, and reviews and investigations by government regulators have at times obstructed our ability to conduct business and have resulted in several cases in fines being paid by us, which in the aggregate have been less than 1% of our revenue in China. We may incur similar or more severe sanctions in the future. Occasionally, we have also been asked to cease sales activity in some stores while the regulators review our operations. While, in each of these cases, we have been allowed to recommence operations after the government’s review without material changes to our operations, there is no assurance that this will always be the case. Even though we have now obtained a direct selling license, we anticipate that government regulators will continue to scrutinize our activities and the activities of our distributors and sales employees to monitor our compliance with the new regulations and other applicable regulations as we implement direct selling into our business model. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors, are not in compliance with applicable regulations could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, or other actions, all of which would harm our business.

If recently adopted direct selling regulations in China are interpreted or enforced by governmental authorities in a manner that negatively impacts our current business model or our planned dual business model there, our business in China would be harmed.

        Towards the end of 2005, Chinese regulators adopted anti-pyramiding and new direct selling regulations. These regulations contain significant restrictions and limitations, including a restriction on multi-level compensation for independent distributors selling away from a fixed location. These new regulations are not yet well understood, and there continues to be some confusion and uncertainty as to the meaning of the new regulations and their scope, and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these new regulations and the impact of these new regulations on pending regulatory reviews and investigations. Our business and our growth prospects would be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations as applying to our retail store/employed sales representative business model, or if regulations are interpreted in such a manner that our current method of conducting business through the use of employed sales representatives or our planned implementation of direct selling is found to violate applicable regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation in the new regulations. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our planned direct selling business.

Although we have obtained a direct selling license in China, if we are unable to establish required service centers in China as quickly as we would like, or if we are not able to offer a direct selling opportunity that is attractive to distributors as a result of the limitations under the direct selling regulations, our ability to grow our business there could be negatively impacted.

The new direct selling regulations and supplemental rules recently adopted in China require us to establish a service center in each area where we conduct direct selling activities. We will be required to obtain approval from local governmental authorities for each service center we intend to establish. The local approval processes vary and remain uncertain in some areas. The local governmental officials also have broad discretion in approving these service centers. If regulators fail to approve licenses for service centers at a rate that meets our growth demands, this could limit our ability to obtain direct selling licenses in some provinces and harm our business. In addition, the direct selling regulations impose various limitations and requirements, including a prohibition on multi-level compensation and a requirement that all distributors pass a required examination before becoming a distributor. In addition, the regulations do not allow the sale of general foods through a direct selling business model. As some of our supplements are being marketed as general foods until we obtain health food status for these products, including LifePak, we will only be able to sell these products at our stores and not away from the stores until they receive health food status. There can be no assurance that these restrictions will not negatively impact our ability to provide an attractive business opportunity to distributors in this market and limit our ability to grow our business in this market.

Laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business

        Various government agencies throughout the world regulate direct sales practices. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

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

        In addition, government agencies and courts in the countries where we operate may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harms our business or adopt new laws or regulations that could impose additional restrictions. For example, the FTC in the United States has recently proposed new regulations which would impose additional disclosure requirements and waiting periods before a distributor could sign up to become a distributor that are restrictive and burdensome. The direct selling industry has filed comments objecting to many of these requirements and are working to get the FTC to change their proposal for new regulations. If these regulations were adopted in there current form, it could have a negative impact on direct selling businesses in the United States including our business. If any governmental authority were to bring a regulatory enforcement action against us that interrupts our business, revenue and earnings would likely suffer.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 - 30, 2006	—		—	—	$ 52.3
May 1 - 31, 2006	214		$ 16.91	—	$ 52.3
June 1 - 30, 2006	330,504	(2)	$ 15.68	330,200	$ 47.1
Total	330,718			330,200

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $160.0 million is currently authorized. As of June 30, 2006, we had repurchased approximately $112.9 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)	We have authorized the repurchase of shares acquired by our employees in foreign markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 214 shares for May and 304 shares for June relate to repurchases from such employees at an average per share price of $16.91 and $15.41, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on May 25, 2006. At the Annual Meeting of Stockholders Blake M. Roney, M. Truman Hunt, Sandra N. Tillotson, Jake Garn, Paula F. Hawkins, Daniel W. Campbell, Andrew D. Lipman, Jose Ferreira, Jr., Dee Allen Andersen and Patricia Negrón were elected to serve as our directors until the next annual meeting of stockholders or until their successors are duly elected. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management’s director nominees. The following chart reflects the vote tabulation with respect to each director nominee. The figures reported reflect votes cast by holders of our Class A common stock. Each share of Class A common stock entitles its holder to one vote.

Name of Director Nominee	Votes For	Votes Withheld
Blake M. Roney	45,628,280	12,284,554
M. Truman Hunt	46,499,849	11,412,985
Sandra N. Tillotson	46,256,407	11,656,427
E.J. "Jake" Garn	42,566,605	15,346,229
Paula F. Hawkins	54,318,771	3,594,063
Daniel W. Campbell	43,930,595	13,982,239
Andrew D. Lipman	41,966,294	15,946,540
Jose Ferreira, Jr	46,483,958	11,428,876
Dee Allen Andersen	43,226,922	14,685,912
Patricia Negrón	42,598,928	15,313,906

        The stockholders ratified Proposal 2, The 2006 Stock Incentive Plan, with 52,062,595 votes being cast for, 5,719,052 votes being cast against and 5,247,356 abstentions and broker non-votes.

        The stockholders ratified Proposal 3, The 2006 Senior Executive Incentive Plan, with 57,419,097 votes being cast for, 349,623 votes being cast against and 5,260,283 abstentions and broker non-votes.

        The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm, with 42,857,210 votes being cast for, 15,054,709 votes being cast against and 6,914 abstentions.

ITEM 5.	OTHER INFORMATION

        On August 9, 2006, our Board of Directors approved a Change of Control Severance Plan that we currently anticipate to enter into with our executive officers who do not already have an existing change in control arrangement, and certain other senior corporate officers. This plan provides that if the executive officer or other senior corporate officer is terminated by us without cause within 2 years after a change of control, then such person is entitled to a severance payment equal to 1.5 times the then applicable annual compensation (salary plus target bonus), and is also entitled to be paid a pro rata portion of such person’s target bonus for that period that would have been earned had the employment not been terminated.

        The foregoing does not constitute a complete summary of the terms of the Change of Control Severance Agreement, and reference is made to the complete text of the form of agreement, which is attached as Exhibit 10.8 to this report and incorporated by reference in this Item 5.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Joseph Chang Employment Agreement dated April 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2006).

10.2	Settlement and Release Agreement with Lori Bush dated April 20, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.3	Nu Skin Enterprises 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).

10.4	Nu Skin Enterprises 2006 Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2006).

10.5	Form of Nu Skin Enterprises Master Stock Option Agreement.

10.6	Form of Nu Skin Enterprises Master Restricted Stock Unit Agreement.

10.7	CEO compensation changes (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.8	Nu Skin Enterprises Change of Control Severance Plan.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2006

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Joseph Chang Employment Agreement dated April 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2006).

10.2	Settlement and Release Agreement with Lori Bush dated April 20, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.3	Nu Skin Enterprises 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).

10.4	Nu Skin Enterprises 2006 Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2006).

10.5	Form of Nu Skin Enterprises Master Stock Option Agreement.

10.6	Form of Nu Skin Enterprises Master Restricted Stock Unit Agreement.

10.7	CEO compensation changes (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.8	Nu Skin Enterprises Change of Control Severance Plan.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.