Form 10-Q
period 2006-09-30
NU SKIN ENTERPRISES INC
filed 2006-11-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes            No

As of October 31, 2006, 67,986,803 shares of the registrant’s Class A common stock, $.001 par value per share were outstanding.

NU SKIN ENTERPRISES, INC.

2006 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.
The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$ 118,287	$ 155,409
Accounts receivable	18,935	16,683
Inventories, net	101,746	99,399
Prepaid expenses and other	39,565	36,663
	278,533	308,154

Property and equipment, net	81,544	84,053
Goodwill	112,446	112,446
Other intangible assets, net	90,595	91,137
Other assets	88,525	83,076
Total assets	$ 651,643	$ 678,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 22,966	$ 20,276
Accrued expenses	114,991	112,023
Current portion of long-term debt	31,739	26,757
	169,696	159,056

Long-term debt	108,371	123,483
Other liabilities	40,553	41,699
Total liabilities	318,620	324,238

Commitments and contingencies (Note 11)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued at September 30, 2006
and December 31, 2005	91	91
Additional paid-in capital	185,956	179,335
Treasury stock, at cost 21.8 million and 20.5 million shares at
September 30, 2006 and December 31, 2005, respectively	(308,848)	(284,138)
Accumulated other comprehensive loss	(66,647)	(67,197)
Retained earnings	522,471	526,537
	333,023	354,628
Total liabilities and stockholders' equity	$ 651,643	$ 678,866

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$ 276,345	$ 290,791	$ 826,236	$ 890,199

Cost of sales	48,372	51,532	143,811	155,115

Gross profit	227,973	239,259	682,425	735,084

Operating expenses:
Selling expenses	120,625	121,136	355,894	374,071
General and administrative expenses	86,337	88,114	265,127	265,207
Impairment of assets and other	—	—	20,840	—
Restructuring and other charges	—	—	11,115	—

Total operating expenses	206,962	209,250	652,976	639,278

Operating income	21,011	30,009	29,449	95,806
Other income (expense), net	220	(1,633)	(2,241)	(3,461)

Income before provision for income taxes	21,231	28,376	27,208	92,345
Provision for income taxes	8,013	10,629	10,255	34,082

Net income	$ 13,218	$ 17,747	$ 16,953	$ 58,263

Net income per share (Note 4):
Basic	$ .19	$ .25	$ .24	$ .83
Diluted	$ .19	$ .25	$ .24	$ .82

Weighted-average common shares outstanding:
Basic	69,630	70,257	69,986	69,989
Diluted	70,580	71,632	70,934	71,475

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 16,953	$ 58,263
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	21,053	22,818
Stock-based compensation	6,819	665
Impairment of Scanner asset	18,984	—
Changes in operating assets and liabilities:
Accounts receivable	(2,252)	(548)
Inventories, net	(2,347)	(16,535)
Prepaid expenses and other	1,407	17,867
Other assets	(3,882)	(5,149)
Accounts payable	2,690	(6,627)
Accrued expenses	(11,744)	10,312
Other liabilities	675	1,058

Net cash provided by operating activities	48,356	82,124

Cash flows from investing activities:
Purchases of property and equipment	(28,174)	(24,275)
Proceeds from investment sales	132,130	104,610
Purchases of investments	(132,130)	(94,380)
Purchase of long-term asset	(1,981)	(5,548)

Net cash used in investing activities	(30,155)	(19,593)

Cash flows from financing activities:
Exercises of employee stock options	3,593	5,873
Proceeds from long-term debt	5,000	30,000
Payments of cash dividends	(21,019)	(18,932)
Payments on debt financing	(15,000)	(5,000)
Income tax benefit of options exercised	947	—
Repurchases of shares of common stock	(29,505)	(19,117)

Net cash used in financing activities	(55,984)	(7,176)

Effect of exchange rate changes on cash	661	(12,406)

Net increase (decrease) in cash and cash equivalents	(37,122)	42,949

Cash and cash equivalents, beginning of period	155,409	109,865

Cash and cash equivalents, end of period	$ 118,287	$ 152,814

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology-related products and services under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; North America, which consists of the United States and Canada; South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Other Markets, which consists of Europe, Israel, and Latin America markets (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2006, and for the three- and nine-month periods ended September 30, 2006 and 2005. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment(“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense includes all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-dated fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate based on its historical experience.

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

At September 30, 2006, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

During the year ended December 31, 1996, the Company’s board of directors adopted the Nu Skin Enterprises, Inc., 1996 Stock Incentive Plan (the “1996 Stock Incentive Plan”). In April 2006, the Company’s Board of Directors approved the Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”). This plan was approved by the Company’s stockholders at the Company’s 2006 Annual Meeting of Stockholders held in May of 2006. The 1996 Stock Incentive Plan and the 2006 Stock Incentive Plan provide for granting of stock awards and options to purchase common stock to executives, other employees, independent consultants and directors of the Company and its Subsidiaries. Options granted under the equity incentive plans are generally non-qualified stock options, but the plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. The contractual term of options granted since 1996 is generally ten years. However, for options granted beginning in the second quarter of 2006, the contractual term has been shortened to seven years. Currently, all shares issued upon the exercise of options are from the Company’s treasury shares. With the adoption of the 2006 Stock Incentive Plan, no further grants will be made under the 1996 Stock Incentive Plan. As of September 30, 2006, 6.0 million shares were authorized for issuance under the 2006 Stock Incentive Plan.

The total compensation expense related to these plans was approximately $1.9 million and $5.8 million for the three- and nine-month periods ended September 30, 2006. As a result of adopting SFAS 123R, income before provision for income taxes and net income for the three-month period ended September 30, 2006 was $1.9 million and $1.2 million lower, respectively, and for the nine-month period ended September 30, 2006 was $5.8 million and $3.6 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2006 was $.02 and $.05 per share, respectively. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. For the three- and nine-month periods ended September 30, 2006, all stock-based compensation expense was recorded within general and administrative expenses.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The pro forma table below reflects net income and basic and diluted net income per share for the three- and nine-month periods ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$ 17,747	$ 58,263
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(1,497)	(5,049)

Pro forma net income	$ 16,250	$ 53,214

Net income per share:
Basic - as reported	$ 0.25	$ 0.83
Basic - pro forma	$ 0.23	$ 0.76

Diluted - as reported	$ 0.25	$ 0.83
Diluted - pro forma	$ 0.23	$ 0.74

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values as follows:

	Three Months Ended
Stock Options(1):	March 31, 2005	June 30, 2005	September 30, 2005	June 30, 2006	September 30, 2006
Weighted average grant date
fair value of grants	$ 10.90	$ 10.41	$ 9.94	$ 6.43	$ 6.41
Risk-free interest rate	4.1%	3.8%	3.9%	5.0%	4.7%
Dividend yield	1.5%	1.7%	1.8%	2.0%	2.3%
Expected volatility	53.0%	52.2%	52.2%	43.1%	45.2%
Expected life in months	75 months	70 months	75 months	57 months	57 months

(1)	The fair value calculation was based on stock options granted during the period. There were no stock option grants during the three months ended March 31, 2006.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Options under the plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	6,762.2	$ 15.99
Granted	—	—
Exercised	(56.5)	8.69
Forfeited/cancelled/expired	(381.9)	21.20
Outstanding at March 31, 2006	6,323.8	15.74	7.02	$ 24,016
Vested and expected to vest at
March 31, 2006	5,817.9	15.74	7.02	23,536
Exercisable at March 31, 2006	3,720.2	12.98	6.06	20,261

Outstanding at March 31, 2006	6,323.8	15.74
Granted	378.5	17.48
Exercised	(133.3)	10.06
Forfeited/cancelled/expired	(143.3)	19.09
Outstanding at June 30, 2006	6,425.7	15.88	6.71	13,902
Vested and expected to vest at
June 30, 2006	5,926.9	15.88	6.71	13,624
Exercisable at June 30, 2006	3,596.4	13.34	5.86	11,737

Outstanding at June 30, 2006	6,425.7	15.88
Granted	222.0	17.25
Exercised	(146.2)	9.69
Forfeited/cancelled/expired	(121.4)	19.65
Outstanding at September 30, 2006	6,380.1	16.00	6.48	21,426
Vested and expected to vest at
September 30, 2006	5,884.8	16.00	6.48	20,998
Exercisable at September 30, 2006	3,958.6	14.07	5.78	18,988

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the respective quarters and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006, June 30, 2006 and September 30, 2006, respectively. This amount varies based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the three months ended March 31, 2006, June 30, 2006 and September 30, 2006 was $0.5 million, $0.6 million and $1.1 million, respectively. The total fair value of options vested and expensed was $1.2 million, $1.2 million and $1.2 million, net of tax, for the three months ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Nonvested restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	172.5	$ 15.30

Granted	—	—
Vested	(62.5)	12.45
Forfeited	—	—

Nonvested at March 31, 2006	110.0	16.83

Granted	144.5	17.33
Vested	(2.5)	23.82
Forfeited	—	—

Nonvested at June 30, 2006	252.0	17.05

Granted	90.8	17.25
Vested	—	—
Forfeited	(2.8)	17.49

Nonvested at September 30, 2006	340.0	17.10

As of September 30, 2006, there was $4.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 3.0 years. As of September 30, 2006, there was $15.2 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

Effective August 1, 2006, the Company terminated its Employee Stock Purchase Plan. Prior to terminating the Plan the Company recognized approximately $50,000 in compensation expense for this plan for the three-month period ended September 30, 2006.

4.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2006 and 2005, other stock options totaling 3.2 million and 0.8 million, respectively, and for the nine-month periods ended September 30, 2006 and 2005, other stock options totaling 3.0 million and 0.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.	DIVIDENDS PER SHARE

In February, May and August 2006, our board of directors declared quarterly cash dividends of $0.10 per share for all shares of Class A common stock. These quarterly cash dividends of $7.0 million each were paid on March 22, 2006, June 21, 2006 and September 20, 2006 to stockholders of record on March 3, 2006, June 2, 2006 and September 1, 2006, respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2006 and December 31, 2005, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $13.5 million and $23.7 million, respectively, to hedge foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of September 30, 2006 and December 31, 2005, $0.3 million of net unrealized gain and $1.8 million of net unrealized gain, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at September 30, 2006 have maturities through September 2007 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The Company recognized pre-tax gains on foreign currency cash flow hedges of $0.3 million and $3.1 million for the three- and nine-month periods ended September 30, 2006 and recognized pre-tax gains of $0.1 million and losses $0.3 million on foreign currency cash flow hedges for the three- and nine-month periods ended September 30, 2005, respectively. These gains and losses were recorded primarily as offsets to revenue in Japan in the respective periods.

7.	REPURCHASES OF COMMON STOCK

During the three- and nine-month periods ended September 30, 2006, the Company repurchased approximately 1,425,000 and 1,766,000 shares of its Class A common stock under its open market repurchase plan for approximately $24.1 million and $29.5 million, respectively. During the three- and nine-month periods ended September 30, 2005, the Company repurchased approximately 354,000 and 868,000 shares of its Class A common stock under its open market repurchase plan for approximately $7.6 million and $19.1 million, respectively.

8.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2006 and 2005, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$ 13,218	$ 17,747	$ 16,953	$ 58,263

Other comprehensive income, net of tax:
Foreign currency translation adjustment	964	(3,437)	1,875	975
Net unrealized gains (losses) on foreign
currency cash flow hedges	295	541	336	4,432
Less: Reclassification adjustment for realized
losses (gains) in current earnings	(216)	(67)	(1,662)	188

Comprehensive income	$ 14,261	$ 14,784	$ 17,502	$ 63,858

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

9.	SEGMENT INFORMATION

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China the Company utilizes an employed sales force to sell its products through fixed retail locations. Selling expenses are the Company's largest expense, comprised of the commissions to its worldwide independent distributors as well as remuneration to its Mainland China sales employees paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, North America, South Asia/Pacific and Other Markets.

Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2006	2005	2006	2005
North Asia	$ 147,807	$ 160,442	$ 441,100	$ 492,452
Greater China	51,039	57,992	156,883	181,196
North America	38,187	36,393	115,351	111,632
South Asia/Pacific	22,653	22,642	64,502	64,934
Other Markets	16,659	13,322	48,400	39,985
Totals	$ 276,345	$ 290,791	$ 826,236	$ 890,199

Revenue generated by each of the Company's three product lines is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2006	2005	2006	2005
Nu Skin	$ 107,793	$ 165,189	$ 334,626	$ 506,307
Pharmanex	161,315	116,661	471,054	362,882
Big Planet	7,237	8,941	20,556	21,010
Totals	$ 276,345	$ 290,791	$ 826,236	$ 890,199

Additional information as to the Company's operations in its most significant geographic areas is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2006	2005	2006	2005
Japan	$ 118,572	$ 139,533	$ 356,010	$ 429,297
United States	35,696	34,094	107,793	104,587
South Korea	29,235	23,991	85,090	79,570

Long-lived assets:	September 30, 2006	December 31, 2005
Japan	$ 11,194	$ 14,234
United States	41,382	37,235
Mainland China	13,954	15,104

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of September 30, 2006, the Company has net deferred tax assets of $40.2 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction.

11.	COMMITMENTS AND CONTINGENCIES

In 1999, the Company implemented a duty valuation methodology with respect to the importation of certain products into Japan. The Valuation Department of the Yokohama customs authority reviewed and approved this methodology at that time, and it has been reviewed on several occasions by the audit division of the Japan customs authority since then. In connection with recent audits, the Yokohama customs authorities have assessed the Company additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than that which was previously approved. The Company has disputed this assessment. The Company has also disputed the amount of duties it was required to pay on products imported from November of 2004 to June of 2005. The total amount assessed or in dispute is approximately $25 million as of September 30, 2006, net of any recovery of consumption taxes. Effective July 1, 2005, the Company implemented some modifications to its business structure in Japan and in the United States that it believes will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

Because the valuation methodology the Company used with respect to the products in dispute was reviewed and approved by the Japan customs authority, the Company believes the assessments are improper and filed letters of protest with the Yokohama customs authority with respect to this entire amount. The Yokohama customs authority has rejected the Company's letters of protest to date, and to follow proper administrative procedures the Company filed appeals with the Japan Ministry of Finance. On June 26, 2006, the Company was also advised that the Ministry of Finance has rejected the appeals filed with their office. The Company currently plans to appeal the decision of the Ministry of Finance through the judicial court system in Japan. The Company paid the $25 million in customs duties and assessments, the amount of which it recorded in "Other Assets" in its Consolidated Balance Sheet. The Company has filed requests for refunds for this entire amount, and to the extent that the Company is unsuccessful in recovering the amounts assessed and paid, the Company will be required to take a corresponding charge to its earnings.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.	PURCHASE OF LONG-TERM ASSETS

In March 2002, the Company acquired the exclusive rights to a new light-source technology related to measuring the level of certain antioxidants. The acquisition included contingent payments of up to $8.5 million of cash and up to 1.2 million shares of the Company's Class A common stock if certain development and revenue targets were met. In 2004, some of these specific development and revenue targets were met resulting in contingent payments owed of approximately $5.1 million of cash (of which $1.8 million was paid during the first quarter of 2005) and 525,000 shares (of which 262,500 shares were issued in 2005) of the Company's Class A common stock. In 2005, all remaining targets were met and the total payments of $8.5 million of cash and the value of the 1.2 million shares of stock have been added to the carrying value of other finite-lived intangible assets.

On March 7, 2006, the Company acquired Caroderm, Inc. for $4.0 million. As a result of the acquisition, the Company acquired Caroderm's license to use the Scanner technology within the professional medical community. As the sole asset of Caroderm was its license and field of use rights with respect to the Scanner technology, all the consideration paid was allocated to that asset and is being amortized over the period of the remaining license agreements related to the Scanner technology. As of September 30, 2006, the Company had paid approximately $2.0 million of the purchase price and anticipates paying the remaining balance within the next two years.

13.	LONG-TERM DEBT

The Company maintains a $25.0 million revolving credit facility that expires in May 2007. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of the Company's outstanding shares of Class A common stock. As of September 30, 2006, there was $5.0 million outstanding under this revolving credit facility.

The Company also has a $125.0 million multi-currency private shelf facility with Prudential Investment Management, Inc. As of September 30, 2006, the Company had $76.4 million outstanding under its shelf facility, $15.0 million of which is included in the current portion of long-term debt. $50.0 million of this long-term debt is U.S. dollar denominated, bears interest of approximately 4.5% per annum and is amortized in two tranches over five and seven years. The remaining $26.4 million as of September 30, 2006, is Japanese yen-denominated senior promissory notes in the aggregate principal amount of 3.1 billion Japanese yen, which were issued on February 7, 2005. The notes bear interest of 1.7% per annum, with interest payable semi-annually. The interest payments on the notes began April 30, 2005. The final maturity date of the notes is April 20, 2014 and principal payments are required annually beginning on April 30, 2008 in equal installments of 445.7 million Japanese yen.

The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of September 30, 2006, the outstanding balance on the notes was 6.9 billion Japanese yen, or $58.7 million, $11.7 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries or by pledges of 65% to 100% of the outstanding stock of our material subsidiaries.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

During the first quarter of 2006, the Company recorded restructuring and other charges of $11.1 million, primarily relating to its restructuring initiative designed to (i) eliminate organizational redundancies, (ii) revamp administrative support functions, (iii) prioritize investments to favor profitable initiatives and markets, and (iv) increase efficiencies in the supply chain process. As a result, the Company’s overall headcount was reduced by approximately 225 employees, the majority of which related to the elimination of positions at the Company’s U.S. headquarters. These expenses consisted primarily of severance and other charges and had all been paid as of September 30, 2006.

16.	SUBSEQUENT EVENTS

On October 5, 2006, the Company executed amendments to the following loan and credit agreements: (i) Note Purchase Agreement dated October 12, 2000 between the Company and The Prudential Insurance Company of America, as amended; (ii) Credit Agreement dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent, as amended; and (iii) Private Shelf Agreement dated as of August 26, 2003 between the Company and Prudential Investment Management, Inc., as amended (the “Private Shelf Agreement”). The Private Shelf Agreement was amended to raise the credit facility amount from $125 million to $205 million, and the borrowing period for this facility was extended for an additional three years from the date of the amendment. On October 5, 2006, the Company issued a series of U.S. Dollar denominated senior promissory notes (the “Notes”) to affiliates of Prudential Investment Management, Inc. (“Prudential”). The Notes were issued pursuant to the $205 million Private Shelf Agreement. The aggregate principal amount of the Notes is $40 million, bearing a 6.19% interest rate per annum, with interest payable semi-annually beginning on January 5, 2007. The final maturity date of the Notes is July 5, 2016 and principal payments are required annually beginning on July 5, 2010 in equal installments of approximately $5.7 million.

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

Overview

        Our revenue for the three- and nine-month periods ended September 30, 2006 decreased 5% and 7% to $276.3 million and $826.2 million, respectively, compared to the same periods in 2005. Revenue for these periods was negatively impacted by revenue declines in Japan and China. In addition, foreign currency exchange rate fluctuations negatively impacted revenue by 1% and 2%, respectively, for the three- and nine-month periods ended September 30, 2006, particularly as a result of weakening of the Japanese yen. Revenue was positively impacted by growth in a number of our markets including South Korea, the United States, Thailand, Europe, Indonesia, Taiwan, and Hong Kong. In addition, various global initiatives we have implemented during the last several quarters have positively impacted many of our markets. The launch of the second generation Pharmanex® BioPhotonic Scanner (the “S2” or the “Scanner”) and the launch of our g3 nutrition drink have been particularly successful. g3 contributed more than $20 million in revenue globally in the third quarter, and is now one of our top selling products.

        Earnings per share for the third quarter of 2006 were $0.19 compared to $0.25 for the same prior year period, and for the nine-month period ended September 30, 2006 were $0.24 compared to $0.82 for the same prior year period. In addition to the factors described above, earnings for these periods were negatively impacted by an increase in distributor commission rates in Japan, as more fully described in the section below entitled, “Selling Expenses”. Earnings for the third quarter and first nine months of 2006 were also negatively impacted by $1.9 million and $5.8 million in stock option expense, net of income taxes, respectively, as a result of the implementation of a new accounting standard requiring the expensing of stock options beginning in the first quarter of 2006. Earnings per share for the first nine months of 2006 also include restructuring charges and impairment and other charges of $0.28 per share, net of taxes, relating to a business transformation initiative that we implemented during the first quarter of 2006. These charges are more fully described in the sections below entitled “Impairment of assets and other” and “Restructuring and other charges.”

        Revenue

        North Asia. The following table sets forth revenue for the three-month and nine-month periods ended September 30, 2006 and 2005 for the North Asia region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Japan	$ 118.6	$ 139.5	(15%)	$ 356.0	$ 429.3	(17%)
South Korea	29.2	20.9	40%	85.1	63.2	35%
North Asia total	$ 147.8	$ 160.4	(8%)	$ 441.1	$ 492.5	(10%)

        Foreign currency exchange rate fluctuations, particularly a weakening of the Japanese yen, negatively impacted revenue in North Asia by 2% and 4%, respectively, for the three- and nine-month periods ended September 30, 2006. Revenue in this region was also negatively impacted by an 11% and 12% local currency decline in Japan in the third quarter and first nine months of 2006, respectively, compared to the same prior year periods. The executive distributor count in Japan decreased 12% in the third quarter compared to the prior year period.

        Starting in the latter part of 2005 we began to experience a significant slowdown in our business and weakness in the sponsoring environment in Japan, as a result several factors including:

•	modifications we made to our compensation plan in Japan in 2005 that we believe negatively impacted revenue and distributor counts;

•	a scale-back of the roll-out of the first generation BioPhotonic Scanner and related promotional campaigns during the latter part of 2005 in advance of the April 2006 launch of the second generation S2 Scanner;

•	regulatory issues related to our nutritional supplements and the Scanner which impact the way in which we can market certain products, and which have resulted in some cases in delays in the launch of certain products;

•	some adverse publicity and image challenges resulting from aggressive sales and recruiting techniques by some distributor leaders; and

•	continued competitive pressures.

        During the last several quarters we have taken significant steps to address these issues. Our recent initiatives include:

•	enhancements to distributor incentives in Japan designed to address the negative impact of the previous changes;

•	the roll-out of the S2 Scanner that began in April of 2006;

•	the June launch of our g3 nutrition drink; and

•	corporate image and brand building campaign that includes facility upgrades and media campaigns.

        We believe that these initiatives are all being well received by our distributor force, and as a result we have seen a slight improvement in year-over-year comparisons in the third quarter compared to the second quarter. We now have approximately 1,200 S2 Scanner units in Japan, and our g3 nutrition drink has already become our second best-selling product in that market. Our distributors are also responding positively to recent compensation plan changes and our corporate image campaign. We believe that all of these initiatives are key to stabilizing the market and returning it to growth.

        Our South Korea market continued its strong growth in both our personal care and nutrition businesses, and is now our third largest market. Revenue in this market grew 30% on a local currency basis in the third quarter compared to the same period, and executive and active distributor counts continued to grow significantly as well. We believe that these results are due to the success of strong product and other initiatives, and alignment of our distributor leaders behind these initiatives.

        Greater China. The following table sets forth revenue for the three-month and nine-month periods ended September 30, 2006 and 2005 for the Greater China region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Mainland China	$ 16.2	$ 24.0	(33%)	$ 53.7	$ 79.6	(33%)
Taiwan	23.9	23.4	2%	69.4	70.0	(1%)
Hong Kong	10.9	10.6	3%	33.8	31.6	7%
Greater China total	$ 51.0	$ 58.0	(12%)	$ 156.9	$ 181.2	(13%)

        Foreign currency exchange rate fluctuations did not significantly impact reported revenue in the Greater China region in the third quarter and first nine months of 2006. China revenue decreased by 33% on a local currency basis in the third quarter of 2006 compared to the same period in 2005. Our executive and active distributor counts in China decreased 25% and 44%, respectively, in the third quarter on a year-over-year basis. During the last 12 months we have experienced a slowdown in our business and a weakened sponsoring environment in China, which we believe to be a result of several factors, including delays in the direct selling licensing process and related consumer uncertainty and government and media scrutiny of the direct selling industry, which caused us to take a very conservative business approach as we worked towards obtaining a direct selling license. Changes to our compensation plan in 2005 also contributed to the slowdown. As a result, we have lost some aggressive sales leaders, some of whom have pursued potential opportunities with companies that are not operating in compliance with the new direct selling regulations. In addition, we have experienced continued instances of certain sales employees making product sales through unauthorized channels at discounted prices, which has negatively impacted our business. We are taking steps designed to curb these unauthorized sales.

        In late July, our direct selling application was approved by the Chinese government, and we now plan to begin the process of augmenting our current business model with a direct selling component. This will allow us to engage an entry-level, non-employee sales force that will be able to sell certain products away from our fixed retail locations. The new direct selling regulations prohibit the use of multi-level compensation plans for direct selling, so we will compensate these independent contractors based on their personal selling efforts only. We plan to maintain our retail store/employed sales representative model that will allow independent distributors to become employed sales representatives upon developing successful sales organizations and be compensated for personal sales volume as well as the sales volume of the employed sales representative's group. We are in the process of making some modifications to our employed sales representative compensation model to simplify it and to make it more consistent with the compensation model we are implementing for the independent distributor sales force. In addition, products we market with a “general food” classification, including our LifePak supplements and certain other Pharmanex products, are not approved for direct selling, and will therefore continue to be sold only through our retail store channel until such time as we obtain a “health food” classification for these products.

        We plan to begin conducting direct selling activities in Shanghai in late 2006, and we will then proceed to expand our direct selling model throughout China during 2007. Following Shanghai, we will focus on opening direct selling in Beijing and Guangdong provinces during early 2007. Upon opening direct selling in these three provinces and municipalities, we will be operating our hybrid model in provinces that account for approximately 50% of our existing revenue base. We anticipate that by the end of 2007 approximately 90% of our existing revenue base will be covered by our hybrid model. The direct selling regulations require us to secure licenses in each of the provinces in which we wish to implement direct selling. This provincial licensing process will include a requirement that we establish “service centers” that will primarily be used to provide a product return location and will not require a large capital investment. Although it will likely take some time to integrate direct selling into our business model, expand throughout the market and train our sales force to work successfully within the new direct selling guidelines, we believe that this will positively impact our business in China as this process unfolds. For example, we will now be able to hold training meetings in larger numbers than was allowed previously, which should be helpful in sponsoring and business building. For a discussion of the risks to our business and uncertainties associated with the implementation of direct selling in China, please refer to the section below entitled "Note Regarding Forward-Looking Statements".

        Local currency revenue in Taiwan was up 4% and 1%, respectively, and Hong Kong local currency revenue was up 3% and 7%, respectively, on a year-over-year basis in the third quarter and first nine months of 2006 compared to the same prior-year periods. Our recent build out of a “gym spa” in Taiwan, consisting of a product showcase combined with a fitness center and spa, has helped generate additional brand awareness in that market. In addition, we are seeing excitement with our distributors in both Taiwan and Hong Kong surrounding business opportunities in China as we implement direct selling. Our executive distributor counts in Taiwan and Hong Kong were up 3% and 10%, respectively, in the third quarter of 2006 compared to the same prior year period.

        North America. The following table sets forth revenue for the three-month and nine-month periods ended September 30, 2006 and 2005 for the North America region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
United States	$ 35.7	$ 34.1	5%	$ 107.8	$ 104.6	3%
Canada	2.5	2.3	9%	7.5	7.0	7%
North America total	$ 38.2	$ 36.4	5%	$ 115.3	$ 111.6	3%

        Revenue in Canada increased on a year-over-year basis primarily due to favorable currency fluctuations. We believe that several key growth initiatives recently implemented in the United States positively impacted third quarter revenue in that market. Since the second quarter of 2006 we have been rolling out S2 Scanners and Nu Skin® ProDerm™ Skin Analyzer (the “ProDerm Skin Analyzer”) units into the U.S. market. In addition, in October of 2006 we held a successful North American distributor convention.

        The introduction of the ProDerm Skin Analyzer contributed to a 24% increase in personal care sales in the United States in the third quarter compared to the same prior year period. This initial version of the ProDerm Skin Analyzer enables distributors to demonstrate the effectiveness of our skin care products by providing close up skin images, and we continue to work on developing a model that will quantify skin conditions and attributes. Our global strategy with respect to the ProDerm Skin Analyzer will be to focus this tool initially on the United States and Europe, and then over time consider the launch of the updated version of this tool in our other global markets as we continue to assess its success in the United States and as we work to develop a tool with enhanced functionality. Currently, we anticipate that we will introduce the updated version of this tool globally beginning in late 2007.

        South Asia/Pacific. The following table sets forth revenue for the three-month and nine-month periods ended September 30, 2006 and 2005 for the South Asia/Pacific region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Singapore/Malaysia/Brunei	$ 9.0	$ 10.8	(17%)	$ 24.6	$ 32.5	(24%)
Thailand	7.0	5.5	27%	19.1	17.6	9%
Australia/New Zealand	3.3	3.3	—	10.1	10.1	—
Indonesia	2.7	1.8	50%	7.8	1.8	333%
Philippines	.7	1.2	(42%)	2.9	2.9	—
South Asia/Pacific total	$ 22.7	$ 22.6	—	$ 64.5	$ 64.9	(1%)

        Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 6% and 3%, respectively, during the three- and nine-month periods ended September 30, 2006 compared to the same periods in 2005. As a result of recent successful initiatives, our Singapore/Malaysia/Brunei and Thailand markets have been experiencing improving year-over-year revenue trends over the last few quarters. Our third quarter launch of g3 juice has been particularly successful in driving revenue. Executive and active distributor counts in the region declined by 3% and 13% in the third quarter, respectively, when compared with the prior year.

        Other Markets. The following table sets forth revenue for the three-month and nine-month periods ended September 30, 2006 and 2005 for our Other Markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Europe	$ 14.3	$ 11.1	29%	$ 41.8	$ 34.1	23%
Latin America	2.3	2.3	—	6.6	5.9	12%
Other Markets total	$ 16.6	$ 13.4	24%	$ 48.4	$ 40.0	21%

        Revenue growth in Europe resulted from growth in Germany and France and the expansion into Israel and Russia. Distributor sponsorship and leadership also remained strong, and we believe that our success in Europe is in part attributable to the strong alignment of distributor leaders behind certain initiatives in the various local markets. We recently introduced a limited number of Nu Skin ProDerm Skin Analyzers into the European market, and this tool has been received with a very positive response by our European distributors.

        Gross profit

        Gross profit as a percentage of revenue increased to 82.5% for the third quarter of 2006 from 82.3% for the same period in 2005, due to a decrease in Scanner amortization following our transition to less expensive S2 Scanners and the write-down of first generation Scanner units in the first quarter. For the first nine months of 2006 gross profit as a percentage of revenue remained level at 82.6% compared to the same period in 2005.

        Selling expenses

        Selling expenses as a percentage of revenue increased to 43.7% and 43.1% for the three- and nine-month periods ended September 30, 2006, respectively, from 41.7% and 42.0% for the same periods in 2005 due primarily to an increase in selling expenses in Japan. In the second half of 2005, selling expenses in Japan, as a percentage of revenue, had declined following some changes we made to our compensation plan earlier that year. The 2005 compensation plan changes had a negative impact on our business in Japan, and in order to correct this situation we implemented enhancements to our compensation plan in Japan that took effect April 1, 2006 and were designed to bring the average commission rate in that market back to its previous levels before the 2005 change. As a result, we expect our global commission rate to remain slightly above 43% for the near future.

        General and administrative expenses

        General and administrative expenses decreased for the three- and nine-month periods ended September 30, 2006 to $86.3 million and $265.1 million from $88.1 million and $265.2 million for the same periods in 2005. This decrease is attributable to our transformation initiative implemented in early 2006 and the progress we are making in our efforts to streamline our business and reduce overhead. General and administrative expenses as a percentage of revenue for the three- and nine-month periods ended September 30, 2006 increased to 31.2% and 32.1% from 30.3% and 29.8% for the same periods in 2005. These increases were impacted by:

•	lower overall revenue;

•	a $5.0 million Japan convention expense in the first quarter of 2006 that was not incurred in the prior-year period; and

•	increased compensation cost of $1.9 million and $5.8 million for the third quarter and nine-month period, respectively, related to stock option expenses as a result of the adoption of SFAS 123R in the first quarter of 2006.

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

        Although our business transformation initiative will be an ongoing process, nearly all of the restructuring expenses related to the transformation were incurred during the first quarter of 2006. We believe that these initiatives will generate savings of approximately $15 million in 2006 and continued savings going forward. We plan to reinvest a portion of these savings towards various growth initiatives, particularly in Japan.

        Other income (expense), net

        Other income (expense), net for the three- and nine-month periods ended September 30, 2006 was approximately $0.2 million of income and $2.2 million of expense compared to $1.6 million and $3.5 million of expense for the same periods in 2005. Fluctuations in other income (expense), net are impacted by interest expense and foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes.

        Provision for income taxes

        Provision for income taxes for the three- and nine-month periods ended September 30, 2006 was $8.0 million and $10.3 million of expense compared to $10.6 million and $34.1 million of expense for the same periods in 2005. The effective tax rate was 37.7% of pre-tax income during the three- and nine-month periods ended September 30, 2006, compared to rates of 37.5% and 36.9% in the same prior-year periods.

        Net income

        As a result of the foregoing factors, net income for the three- and nine-month periods ended September 30, 2006 decreased to $13.2 million and $17.0 million from $17.7 million and $58.3 million for the same periods in 2005.

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

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $48.4 million in cash from operations during the nine-month period ended September 30, 2006, compared to $82.1 million during the same period in 2005. This decrease in cash generated from operations is due to lower revenue and lower profitability in the first nine months of 2006 resulting from the severance payments and other restructuring charges as well as the increased payment of taxes in 2006.

        As of September 30, 2006, working capital was $108.8 million, compared to $149.1 million as of December 31, 2005. Cash and cash equivalents at September 30, 2006 and December 31, 2005 were $118.3 million and $155.4 million, respectively. The decrease in cash balances was primarily due to the increase in the payment of debt and repurchases of stock in 2006 compared to 2005 as well as the proceeds from debt in 2005. The decrease in working capital was due primarily to the decrease in cash balances.

        We anticipate capital expenditures of approximately $35 million to $40 million for 2006, of which we incurred $28.2 million in the first nine months of 2006. These capital expenditures are primarily related to:

•	purchases of Scanners;

•	purchases of computer systems and software; and

•	the build-out of manufacturing and additional retail stores in China, as well as other leasehold improvements in our various markets.

        As of September 30, 2006, we had long-term debt pursuant to various credit facilities and other borrowings as summarized in the following table:

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2006(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	6.9 billion yen ($58.7 million as of September 30, 2006)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $125.0 million multi-currency uncommitted shelf facility:(3)

U.S. dollar denominated:	$50.0 million	$40.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$25.0 million	$10.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($26.4 million as of September 30, 2006)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

2004 $25.0 million revolving credit facility	$5.0 million	$5.0 million	7.08%	Paid in full on October 18, 2006.

(1)	Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% to 100% of the outstanding stock of our material foreign subsidiaries.

(2)	The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $11.7 million of the balance on our 2000 Japanese yen denominated notes and $15.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

(3)	On October 5, 2006, the Company executed agreements to extend the borrowing period for an additional 3 years under this credit shelf facility and increase the facility amount from $125 million to $205 million. At the same time, the Company borrowed an additional $40 million under this facility and issued a series of U.S. dollar denominated senior promissory notes bearing a 6.19% interest rate per annum, with interest payable semi-annually beginning on January 5, 2007. The final maturity date of the Notes is July 5, 2016 and principal prepayments are required annually beginning on July 5, 2010 in equal installments of approximately $5.7 million.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. During the third quarter of 2006, we repurchased approximately 1,425,000 shares of Class A common stock under this program for an aggregate amount of approximately $24.1 million. Currently, approximately $98.4 million is available under the stock repurchase program for repurchases, inclusive of an additional $75 million authorized by the board of directors in August 2006.

        In February, May and August 2006, our board of directors declared quarterly cash dividends of $0.10 per share for all shares of Class A common stock. These quarterly cash dividends of $7.0 million each were paid on March 22, 2006, June 21, 2006 and September 20, 2006, to stockholders of record on March 3, 2006, June 2, 2006 and September 1, 2006, respectively. In October 2006, the board of directors declared a quarterly cash dividend of $0.10 per share for all shares of Class A common stock to be paid in December 2006. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        Stock-Based Compensation Expense

        Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and therefore have not restated results for prior periods. Our results of operations during 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. During the three- and nine-month periods ended September 30, 2006, we recorded $1.9 million and $5.8 million in pre-tax stock-based compensation expense. Total stock-based compensation expense, net of tax, for the three- and nine-month periods ended September 30, 2006 was $1.2 million and $3.6 million, respectively.

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

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of September 30, 2006, we had net deferred tax assets of $40.2 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

        Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are not amortized. Our intangible assets with finite lives are recorded at cost and amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We are required to make judgments regarding the useful life of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. No impairment charges related to intangible assets were recognized during the three- and nine-month periods ended September 30, 2006 or 2005. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

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

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for us beginning in the first quarter of 2007. We are evaluating the impact this statement will have on our consolidated financial statements.

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

	As of September 30, 2006		As of September 30, 2005
Region:	Active	Executive	Active	Executive
North Asia	329,000	14,863	339,000	16,061
Greater China	155,000	6,246	220,000	7,036
North America	140,000	3,592	136,000	3,342
South Asia/Pacific	74,000	2,093	85,000	2,165
Other Markets	59,000	1,786	55,000	1,667
Total	757,000	28,580	835,000	30,271

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of September 30, 2006, we had $13.5 million of these contracts with expiration dates through September 2007. All of these contracts were denominated in Japanese yen. For the three- and nine-month periods ended September 30, 2006, we recorded pre-tax gains of $0.3 million and $3.1 million, which were included in our revenue in Japan, and a gain of $0.3 million as of September 30, 2006, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at September 30, 2006, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our plans to launch or to continue to roll out certain products, tools and other initiatives in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our plans regarding the implementation of direct selling in China, and our belief that this will positively impact our business there;

•	our belief that selling expenses as a percentage of revenue will continue to be slightly above 43% for the near future;

•	our expectation that we will spend approximately $35 million to $40 million for capital expenditures during 2006;

•	our belief that our recent business transformation initiative will provide savings, and our plans to invest some of these savings into various growth initiatives;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our plans to appeal duty assessments by the Yokohama customs through the judicial court system in Japan, and our expectation that the $25 million payment will be recoverable;

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan; and

•	our belief that it is not probable that we will incur a loss relating to the Taiwan audit.

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

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-K and amendments thereto (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)	Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	continued weakening of the Japanese yen;

•	regulatory constraints with respect to the claims we can make regarding the efficacy of our products and tools;

•	increasing competitive pressures;

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	political unrest or uncertainty; or

•	natural disasters or epidemics.

(b)	Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and minor fines being paid in some cases. Because of the government’s significant concerns about direct selling activities, government regulators in China scrutinize very closely activities of direct selling companies or activities that resemble direct selling. Even though we have now obtained a direct selling license, we anticipate that government regulators will continue to scrutinize our activities and the activities of our distributors and sales employees to monitor our compliance with the new regulations and other applicable regulations as we integrate direct selling into our business model. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, all of which could harm our business.

(c)	Towards the end of 2005, Chinese regulators adopted anti-pyramiding and new direct selling regulations that will allow direct selling but contain significant restrictions and limitations, including a restriction on multi-level compensation. These new regulations are not yet well understood, and there continues to be some confusion and uncertainty as to the meaning of the new regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these new regulations and the impact of these new regulations on pending regulatory reviews and investigations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation under the new rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our planned direct selling business. Although we have obtained a direct selling license in China, if we are unable to establish required service centers as quickly as we would like, or if we are not able to offer a direct selling opportunity that is attractive to distributors as a result of the limitations under the direct selling regulations, our ability to grow our business there could be negatively impacted.

(d)	Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives such as the Scanner and others will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our markets. For example, during the past year certain modifications were made to compensation incentives in China, Japan, and Singapore that appear not to have been as well received by some distributors as expected, contributing to declines in distributor numbers and revenue results. We have recently implemented compensation plan enhancements in Japan designed to address the negative impacts of previous changes. In China, we are in the process of making some additional modifications to our employed sales representative compensation model to simplify it and to make it more consistent with the compensation model we are implementing for the independent distributor sales force. There can be no assurance, however, that these measures will be successful in generating distributor excitement in these markets.

(e)	Our use of the Scanner is subject to regulatory risks and uncertainties in our various markets. For example, in March 2003 the United States Food and Drug Administration (the “FDA”) questioned its status as a non-medical device and we subsequently filed an application with the FDA to have the Scanner classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the Scanner is a medical device, including the claims that we or our distributors make about it. We face similar regulatory issues in other markets with respect to the status of the Scanner as a non-medical device and the claims that can be made in using it. For example, during the past year we faced regulatory inquiries in Singapore, Korea and Japan regarding distributor claims with respect to the Scanner. Although these matters have not resulted in any adverse action against us, our revenue in any market going forward could be negatively impacted if we face similar issues in the future or if such inquiries weaken distributor enthusiasm surrounding the Scanner. A determination in any market that the Scanner is a medical device or that distributors are using it to make medical claims could negatively impact our ability to use the Scanner in such market. In addition, if distributors make claims regarding the Scanner outside of claims approved by us, or use it in a manner not authorized by us, this could result in regulatory actions against our business.

(f)	Our current and planned initiatives surrounding the introduction of the S2 Scanner and the Nu Skin ® ProDerm™ skin analysis tool in our various markets are subject to technical and regulatory risks and uncertainties. The S2 Scanner is a newly developed tool and we cannot be certain that it will consistently meet performance expectations. In addition, we have experienced delays and challenges in completion of a ProDerm unit that will quantify skin conditions and attributes in a manner that meets our specifications and objectives. We have decided to introduce a version in the United States that has less features while we continue to develop an enhanced version. If we continue to experience difficulties or delays in completing this process that prevent us from meeting our launch schedules or developing a tool that performs the desired functions, our business may be harmed. Our plans are also subject to regulatory risks, particularly in Japan, where there is a risk that regulatory authorities in Japan may impose limitations on the use of this tool and on claims that may be made in connection with its use. Such limitations in Japan or any other markets could weaken the ability of our distributors to utilize this tool in building their businesses, and could dampen distributor enthusiasm surrounding it.

(g)	As we begin operations in Russia, prepare for the implementation of direct selling regulations in China and look to develop other new markets, we anticipate that some distributor leaders in other markets will shift their focus away from their home markets and towards business prospects in these markets. This shift of focus of distributor leaders can negatively impact distributor leadership and growth in these other markets and consequently negatively impact revenue. In addition, if Russia and China are not as successful as the distributor leaders from these other markets anticipate, this can also dampen distributor enthusiasm.

(h)	As we continue to implement our business transformation initiative, there could be unintended negative consequences, including business disruptions and/or a loss of employees. Further, we may not realize the cost improvements and greater efficiencies as we hope for as a result of this realignment. In addition, as we continually evaluate strategic reinvestment of any savings generated as a result of our transformation initiative, we may not ultimately achieve the amount of savings that we currently anticipate.

(i)	The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Negative publicity concerning supplements with controversial ingredients has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. The FTC in the United States is also proposing new regulations that would impose new requirements that could be burdensome. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any new regulations applicable to our business that limit our ability to market such products or impose additional requirements on us, our revenue and profitability may be harmed.

(j)	Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. For example, we were recently assessed by the Japan customs authorities for additional duties on products imported into Japan, and we are currently contesting this assessment. Audits are also often focused on whether or not certain expenses are deductible for tax purposes in a given country. Currently, audits are underway with respect to this issue in a number of our markets, including Taiwan. To the extent we are unable to successfully defend ourselves against such audits and reviews, we may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact our gross margins and operating results.

(k)	Production difficulties and quality control problems could harm our business, in particular our reliance on third party suppliers to deliver quality products in a timely manner. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of September 30, 2006.

Changes in internal controls over financial reporting.

As reported in our Form 10-Q for the interim period ended March 31, 2006, management concluded that as of March 31, 2006 we did not maintain effective controls related to the accuracy of our impairment evaluation of long-lived assets, as required under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). Specifically, management’s review of the impairment analysis and computation failed to detect an error in the application of the discount rate used to estimate the fair value of the first generation BioPhotonic (“S1”) Scanners. This control deficiency resulted in a material adjustment to the impairment charge that we had initially recorded relating to our S1 Scanners in our first quarter financial statements and management determined that this control deficiency constituted a material weakness.

We have enhanced our internal controls surrounding the review of our impairment analyses and computations related to long-lived assets including analyses performed in accordance with SFAS 144, SFAS No. 142, Goodwill and Other Intangible Assets, and other similar cash flow analyses. More specifically the Company:

•	Developed a supplemental checklist to provide guidance regarding matters to be considered when performing impairment or related present value analyses, such as the appropriate discount rate, time periods, cash flow assumptions and other details.

•	Added the supplemental checklist to our quarterly closing checklists and processes to ensure that impairment analyses including the related detail and assumptions are appropriately considered and completed. Completion of these checklists and procedures are reviewed quarterly by management.

•	Provided employee training regarding the appropriate methodologies and assumptions to utilize when performing impairment and other related analyses.

We have evaluated the design of these new procedures and controls, placed them in operation for a sufficient period of time, and subjected them to appropriate tests, in order to conclude that they are operating effectively. We have therefore concluded that the above referenced material weakness has been fully remediated as of September 30, 2006.

As described above, there have been changes in our internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) during the most recent fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K/A for the 2005 fiscal year, for information regarding the status of certain legal proceedings.

ITEM 1A.	RISK FACTORS

        Our 2005 Annual Report on Form 10-K/A includes a detailed discussion of our risk factors. The information presented below updates some of these risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K/A and in subsequent Form 10-Q filings.

Although we have obtained a direct selling license in China, if we are unable to establish required service centers in China or obtain necessary provincial licensing as quickly as we would like, our ability to expand our direct selling business and grow our business there could be negatively impacted.

        The new direct selling regulations and supplemental rules recently adopted in China require us to establish a service center in each area where we conduct direct selling activities and to obtain a provincial license to conduct direct selling in such province and we must also establish service centers where we conduct direct selling activities. The local approval processes for direct selling vary and remain uncertain in some areas. In addition, we must work with local government agencies in connection with the opening of our local service centers. The local governmental officials may exercise broad discretion in approving these service centers. If regulators fail to approve local direct selling licenses or permit us to build service centers at a rate that meets our growth demands, this could limit our ability to obtain direct selling licenses in some provinces in accordance with anticipated timelines and harm our business.

Because we will be implementing a compensation plan and business model for our independent distributors in China that is different from other markets due to regulatory restrictions, this could harm our ability to grow our business in China.

        The direct selling regulations impose various limitations and requirements, including a prohibition on multi-level compensation and a requirement that all distributors pass a required examination before becoming a distributor. The regulations also impose other restrictions on direct selling activities that differ from the regulations in our other markets. As a result, we will be implementing a direct selling compensation plan and business model for the direct sales component of our business that will differ from the model we use in other markets. There can be no assurance that these restrictions will not negatively impact our ability to provide an attractive business opportunity to distributors in this market and limit our ability to grow our business in this market. In addition, the regulations do not allow the sale of general foods through a direct selling business model. Because some of our supplements are being marketed as general foods until we obtain health food status for these products, including LifePak, we will only be able to sell these products at our stores and not away from the stores until they receive health food status, which could have a negative impact on our direct selling business.

Changes to our compensation arrangements with our distributors could be viewed negatively by some distributors and could harm our operating results if such changes impact distributor productivity.

        We have implemented a global compensation plan that has some components that differ from market to market. We modify components of our compensation plan from time to time in order to keep our compensation plan competitive and attractive to existing and potential distributors, to address changing market dynamics, to provide incentives to distributors that we believe will help grow our business, and to address other business needs. Because of the size of our distributor force and the complexity of our compensation plans, it is difficult to predict whether such changes will achieve their desired results. For example, in 2005, we made changes to our compensation plan in Japan that had been successful in other markets, but did not have the impact in Japan that we anticipated and negatively impacted our business. China and certain markets in Southeast Asia similarly were negatively impacted by compensation plan changes. We are currently planning to implement a new compensation plan for China for our independent distributors as we implement a direct selling model. We are in the process of making some modifications to our employed sales representative compensation model to simplify it and to make it more consistent with the compensation model we are implementing for the independent distributor sales force. In addition, because of the size and complexity of our sales force and compensation plan, growth in certain markets and changes to our plans have caused compensation rates in these markets to rise higher than historical levels, which could reduce our operating income. Although management's objective is to maximize the benefit of compensation plan expenses, compensation plan changes may be made in the future in these markets with higher compensation rates in order to maintain overall payout as close to historical levels as possible. We cannot be certain that the modifications we are making in China or any other modifications we make to our compensation plans in our other markets will be well received or achieve their desired results. If our distributors fail to adapt to these changes or find them unattractive, our business could be harmed.

The loss of suppliers or shortages in ingredients could harm our business.

        For approximately ten years, we have acquired ingredients and products from a supplier that currently manufactures approximately 31% of our Nu Skin personal care products. In addition, we currently rely on two suppliers for a majority of Pharmanex nutritional supplement products, one of which supplies approximately 35% and the other of which supplies approximately 22%. In the event we were to lose any of these suppliers and experience any difficulties in finding or transitioning to alternative suppliers, this could harm our business. In addition, we obtain some of our products from sole suppliers. We also license the right to distribute some of our products from third parties. Although none of these products individually represent a substantial portion of our revenue, in the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers. Some of our nutritional products, including our recently introduced g3 juice, incorporate natural products that are only harvested once a year and may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues our business could be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 - 31, 2006	200,000		$ 14.31	200,000	$ 119.6
August 1 - 31, 2006	400,000		$ 16.82	400,000	$ 112.9
September 1 - 30, 2006	825,368	(2)	$ 17.59	825,300	$ 98.4
Total	1,425,368			1,425,300

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $235.0 million is currently authorized, $75 million of which was approved by our board in September 2006. As of September 30, 2006, we had repurchased approximately $136.6 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)	We have authorized the repurchase of shares acquired by our employees in foreign markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 68 shares for September relate to repurchases from such employees at an average per share price of $16.43.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

On November 6, 2006, the Compensation Committee of the Board of Directors approved the employment compensation for Steven J. Lund, who was appointed as a member of the Board as Vice Chairman in September of 2006, and who is also employed by us. Mr. Lund will receive an annual base salary of $500,000, effective retroactively from September 1, 2006. Mr. Lund will also be entitled to participation in our standard executive cash incentive plan at the same level as other similarly-situated executives (currently at a bonus target of 60% of base salary). Mr. Lund will also be eligible to participate in all of the benefit programs made available to similarly-situated executives of the Company participate (including, without limitation, retirement plans, profit sharing, disability benefits, health and life insurance, vacation and paid holidays).

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Nu Skin Enterprises Change of Control Severance Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.2	Fourth Amendment to Note Purchase Agreement, dated as of July 28, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on August 22, 2006).

10.3	Fourth Amendment to Credit Agreement, dated as of July 28, 2006, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. (as successor to Bank One, N.A.) as administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on August 22, 2006).

10.4	Fourth Amendment to Private Shelf Agreement, dated as of July 28, 2006, between the Company, Prudential Investment Management, Inc., and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on August 22, 2006).

10.5	Letter of Agreement dated September 5, 2006 between Orrin T. Colby, III, Cygnus Resources, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 7, 2006).

10.6	Fifth Amendment to Note Purchase Agreement, dated as of October 5, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 10, 2006).

10.7	Fifth Amendment to Credit Agreement, dated as of October 5, 2006, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. (as successor to Bank One, N.A.) as administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 10, 2006).

10.8	Fifth Amendment to Private Shelf Agreement, dated as of October 5, 2006, between the Company, Prudential Investment Management, Inc., and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on October 10, 2006).

10.9	Nu Skin Enterprises, Inc. Series D Senior Notes Nos. D-1, D-2, D-3 and D-4 dated October 5, 2006 (incorporated by reference to Exhibit 99.4 to the Company's Form 8-K filed on October 10, 2006).

10.10	Master Form of Stock Option Agreement (revised)

10.11	Master Form of Restricted Stock Unit Agreement (revised)

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2006

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Nu Skin Enterprises Change of Control Severance Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.2	Fourth Amendment to Note Purchase Agreement, dated as of July 28, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on August 22, 2006).

10.3	Fourth Amendment to Credit Agreement, dated as of July 28, 2006, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. (as successor to Bank One, N.A.) as administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on August 22, 2006).

10.4	Fourth Amendment to Private Shelf Agreement, dated as of July 28, 2006, between the Company, Prudential Investment Management, Inc., and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on August 22, 2006).

10.5	Letter of Agreement dated September 5, 2006 between Orrin T. Colby, III, Cygnus Resources, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 7, 2006).

10.6	Fifth Amendment to Note Purchase Agreement, dated as of October 5, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 10, 2006)..

10.7	Fifth Amendment to Credit Agreement, dated as of October 5, 2006, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. (as successor to Bank One, N.A.) as administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 10, 2006).

10.8	Fifth Amendment to Private Shelf Agreement, dated as of October 5, 2006, between the Company, Prudential Investment Management, Inc., and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on October 10, 2006).

10.9	Nu Skin Enterprises, Inc. Series D Senior Notes Nos. D-1, D-2, D-3 and D-4 dated October 5, 2006 (incorporated by reference to Exhibit 99.4 to the Company's Form 8-K filed on October 10, 2006).

10.10	Master Form of Stock Option Agreement (revised)

10.11	Master Form of Restricted Stock Unit Agreement (revised)

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.