Form 10-K
period 2006-12-31
NU SKIN ENTERPRISES INC
filed 2007-03-01
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12421

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)		87-0565309 (IRS Employer Identification No.)

75 West Center Street Provo, UT 84601 (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: (801) 345-1000

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A common stock, $.001 par value	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:      None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒     No   ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
    Yes ☐     No   ☒

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes☒     No  ☐

        Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $828 million. All executive officers and directors of the Registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

        As of February 15, 2007, 65,878,613 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, or preferred stock were outstanding.

Documents incorporated by reference. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

PART 1	-1-
ITEM 1.	BUSINESS	-1-
Overview	-1-
Our Product Categories	-3-
Sourcing and Production	-7-
Research and Development	-8-
Geographic Sales Regions	-9-
Distribution	-12-
Competition	-16-
Government Regulation	-17-
Intellectual Property	-17-
Employees	-21-
Available Information	-21-
ITEM 1A.	RISK FACTORS	-22-
ITEM 1B.	UNRESOLVED STAFF COMMENTS	-36-
ITEM 2.	PROPERTIES	-36-
ITEM 3.	LEGAL PROCEEDINGS	-36-
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	-37-

PART II	-37-
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	-38-
ITEM 6.	SELECTED FINANCIAL DATA	-38-
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	-41-
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	-68-
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-68-
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	-98-
ITEM 9A.	CONTROLS AND PROCEDURES	-98-
ITEM 9B.	OTHER INFORMATION	-99-

PART III	-99-
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ACCOUNTING AND FINANCIAL DISCLOSURE	-99-
ITEM 11.	EXECUTIVE COMPENSATION	-99-
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	-99-
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	-99-
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	-99-

PART IV	-99-
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	-99-
SIGNATURES	-109-

-i-

FORWARD-LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES, NEW PRODUCTS AND INITIATIVES, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO OUR BUSINESS, SEE “ITEM 1A – RISK FACTORS” BEGINNING ON PAGE 22.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars. Nu Skin, Pharmanex and Big Planet are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.	BUSINESS

Overview

        Nu Skin Enterprises is a leading, global direct selling company with operations in 45 countries throughout Asia, the Americas and Europe. We develop and distribute premium quality, innovative personal care products and nutritional supplements sold worldwide under the Nu Skin and Pharmanex brands. We also market technology-related products and services under the Big Planet brand. We operate using a direct selling model in all of our markets with the exception of Mainland China (hereinafter “China”). In China, we implemented a retail business model with employed sales representatives because of regulatory restrictions on direct selling. However, we are in the process of integrating direct selling into our business model in this market pursuant to recently enacted direct selling regulations.

        We are a leading direct selling company posting 2006 revenue of $1.12 billion. As of December 31, 2006, we had a global network of approximately 761,000 active independent distributors, sales representatives, and preferred customers, approximately 30,000 of whom were executive level distributors or full-time sales representatives. Our executive level distributors and full-time sales representatives play an important leadership role in our distribution network and are critical to the growth and profitability of our business.

        We recognized approximately 87% of our revenue in markets outside the United States in 2006. Our Japanese operations accounted for approximately 43% of our 2006 total revenue. This market’s contribution to our overall revenue, as a percentage of revenue, is lower when compared to prior years because of growth in other markets and general business softness in Japan the past few years. Due to the size of our foreign operations, our results can be, and often are, impacted positively or negatively by foreign currency fluctuations, particularly in Japan and other Asian markets, as well as economic, political and business conditions around the world.

        We develop and market branded consumer products that we believe are well suited for direct selling. Our distributors market and sell our products by educating consumers about the benefits and distinguishing characteristics of our products and by offering personalized customer service. Through dedicated research and development, we continually develop and introduce new products that enhance our existing line of products to provide our distributors with a differentiated product portfolio. We believe that we are able to attract and motivate high-caliber independent distributors because of our focus on product innovation, our attractive global compensation plan and our advanced technological distributor support.

        Our business is subject to various laws and regulations throughout the world, in particular with respect to network marketing activities and nutritional supplements. This creates certain risks for our business, including regulation regarding improper activities by our distributors or any inability to obtain necessary product registrations.

        Key to our future success is revenue growth within our markets, particularly those that are new and developing. During the past year, we expanded operations into three new markets including Russia, Romania and Costa Rica. To achieve our desired growth in both new and mature markets, we are focusing on three key strategies, which include:

•	introduction of unique tools and initiatives to motivate distributors;

•	development of compelling and innovative products; and

•	recruitment and retention of distributor leaders.

        We remain committed to providing our distributors with unique tools and initiatives that motivate distributors and aid in their recruitment efforts. These tools reflect our focus on delivering a product offering with a “Measurable Difference.” During 2006, we continued to expand the use of the Pharmanex® BioPhotonic Scanner (the “Scanner”) on a global basis. The Scanner is based on patented technologies that allow distributors to non-invasively measure the impact of our nutritional products. Additionally, we recently launched the first generation Nu Skin® ProDerm™ Skin Analyzer (the “ProDerm Skin Analyzer”), a handheld skin imaging and analysis tool that enables distributors to demonstrate the efficacy of our skin care products by providing a visual assessment of important skin characteristics.

        Compelling and innovative products and initiatives are vital to our company’s success as they are used as motivation for our distributors and help make them more effective in building successful sales organizations. Our product philosophy is largely based on combating anti-aging and we believe we have a competitive advantage in this area. Products that we have launched or reformulated during the last few years which had a significant impact on 2006 revenue include:

•	LifePak, a family of anti-aging nutritional supplement products aimed at providing optimal levels of antioxidants, phytonutrients, vitamins, minerals and other vital nutrients that help promote general wellness;

•	g3, a nutrient-rich juice blend containing a highly concentrated mix of carotenoid antioxidants and micronutrients with a natural delivery system called Lipocarotenes®;

•	Nu Skin 180°Anti-aging Skin Therapy System, designed to combat the signs of aging, specifically targeting facial lines and wrinkles; and

•	Tru Face Essence, an anti-aging product featuring the ingredient Ethocyn which helps to minimize the loss of skin elastin.

        In addition, we have continued to expand and promote product subscription and loyalty programs in many of our markets that provide incentives for customers to commit to purchase a set amount of products on a monthly basis. We believe that these programs, along with a concerted focus on global compensation plan alignment and an increased level of distributor recognition, goal setting and accountability have helped improve customer retention in many of our markets.

Our Product Categories

        We have three product categories, each operating under its own brand. We market our premium-quality personal care products under the Nu Skin brand, science-based nutritional supplements under the Pharmanex brand and technology-based products and services under the Big Planet and Photomax brands.

        Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin, Pharmanex and Big Planet products and services for the years ended December 31, 2004, 2005 and 2006. This table should be read in conjunction with the information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which discusses the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)

	Year Ended December 31,
Product Category	2004		2005		2006

Nu Skin	$ 548.1	48.2%	$ 484.3	41.0%	$ 454.5	40.8%

Pharmanex	567.2	49.8	667.6	56.5	632.7	56.7

Big Planet	22.6	2.0	29.0	2.5	28.2	2.5

	$ 1,137.9	100.0%	$ 1,180.9	100.0%	$ 1,115.4	100.0%

(1)	In 2006, 87% of our sales were transacted in foreign currencies that were converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign currency fluctuations negatively impacted reported revenue by approximately 1% in 2006 compared to 2005, and positively impacted reported revenue by approximately 1% in 2005 compared to 2004.

        Nu Skin. Nu Skin is our original product line and offers premium-quality personal care products in the areas of core daily systems, customized solutions, total care, Epoch and skin complements. Our strategy is to leverage our network marketing distribution model to establish Nu Skin as an innovative leader in the personal care market. We are committed to continuously improving and evolving our product formulations to incorporate innovative and proven ingredients.

        In addition to marketing premium-quality personal care products, we are committed to developing tools to help distributors market our products more effectively. In the second quarter of 2006, we introduced the ProDerm Skin Analyzer, a portable proprietary skin analysis tool that allows users to receive a personalized analysis on four different skin attributes, including wrinkles, pore size, skin texture and discoloration. This tool enables distributors to demonstrate the effectiveness of our skin care products by providing close up skin images. We have launched this tool in the United States and Europe only. An enhanced second-generation model is planned to be introduced at our upcoming September 2007 global distributor convention and is currently being evaluated for launch in our global markets. The new version will have improved optics, a larger image area, sharper focus and improved electronics.

        Our leading product categories in the Nu Skin division are core daily systems, customized solutions and total care. The following table summarizes most products included in the current Nu Skin product line by category:

Category	Description	Selected Products

Core Daily Systems	Regardless of skin type, our core daily systems provide a solid foundation for your skin's individual needs. Our systems are developed to target specific skin concerns and are made from ingredients scientifically proven to provide visible results for concerns ranging from aging to acne.	Nu Skin 180° Anti-Aging Skin Therapy System Nu Skin Tri-Phasic White Nutricentials Nu Skin Clear Action Acne Medication System

Customized Solutions	Our customized skin care line focus allows a customer to tailor product regimens that help deliver younger looking skin at any age. The products are developed using cutting-edge ingredient technologies that target specific skin care needs.	Tru Face Line Corrector Tru Face Revealing Gel Tru Face Essence Nu Skin Galvanic Spa System II Enhancer Celltrex Ultra Recovery Fluid Celltrex CoQ10 Complete Perennial Intense Body Moisturizer

Total Care	Our total care line addresses balance. The total care line can be used by families and the products are designed to deliver superior benefits from head to toe for the ultimate sense of total body wellness.	Body Bar Liquid Body Lufra Dividends Men's Line AP-24 Dental Care DailyKind Mild Shampoo

EPOCH	Our Epoch line is distinguished by utilizing the traditional knowledge of indigenous cultures for skin care. Each Epoch product is formulated with botanical ingredients derived from renewable resources found in nature. In addition, we contribute a percentage of our proceeds from Epoch sales to charitable causes.	Sole Solution Foot Treatment
Calming Touch Soothing Skin Cream
Firewalker Relaxing Foot Cream
Glacial Marine Mud
IceDancer Invigorating Leg Gel
Everglide Foaming Shave Gel
Ava puhi moni Shampoo
Epoch Baby

Category	Description	Selected Products

Scion	Available in certain markets, Scion is a line of personal care products that provides value-oriented solutions to meet basic grooming needs with quality ingredients.	Scion Toothpaste Scion Two-In-One Shampoo Scion Hand and Body Wash Scion Moisturizing Body Lotion

Skin Complements	Our skin complement line includes products that support our skin care offerings through a variety of premium-quality cosmetics.	Nu Colour Cosmetics Concealer Bronzing Pearls Replenishing Lipstick Eye Makeup Remover

         Pharmanex. We market a variety of nutritional products comprised of comprehensive micronutrient supplements, targeted nutritional supplements, weight management supplements and certain specialty products under the Pharmanex brand. LifePak, our flagship line of micronutrient and phytonutrient supplements, accounted for 25% of our total revenue and 40% of Pharmanex revenue in 2006.

        Direct selling has proven to be an extremely effective method of marketing our high-quality nutritional supplements because our distributors can personally educate consumers on the quality and benefits of our products, differentiating them from competitors’ offerings. Our strategy for expanding the nutritional supplement business is to introduce innovative, substantiated products based on extensive research and development and quality manufacturing. Our product development efforts focus in the areas of anti-aging, weight management and general nutrition.

        In line with our commitment to provide distributors with tools that will help them market our products more effectively, we introduced the BioPhotonic Scanner in 2003 and have since introduced it to nearly all of our global markets. At our global convention held in the United States in October 2005, we unveiled the second-generation model of the Scanner (the “S2 Scanner”), which is smaller, more portable and faster than its predecessor in terms of both scan and calibration time. We have now launched the S2 throughout the world and this tool has become a powerful tool in the hands of our distributors. In 2006 we acquired the exclusive rights to use the Scanner technology in medical settings, and as a result, we own the rights to use the Scanner within all environments worldwide where allowed by legal and regulatory requirements.

        The following table summarizes the current Pharmanex product lines by category:

Category	Description	Selected Products

LifePak and g3	Our LifePak family of products along with our g3 superfruit juice drink are the basis for general health and wellness. These products supply a complete balance of nutrients that our bodies need to meet the demands of everyday living.	LifePak Family of Products g3 juice

Solutions	Our self-care dietary supplements contain standardized levels of botanical and other active ingredients that are designed to provide consumers with targeted wellness benefits.	Tegreen 97 ReishiMax GLp MarineOmega Cholestin CordyMax Cs-4 Cortitrol BioGingko 27/7 IgG Boost Estera Women

Weight Management	Our TRA ephedra-free line of weight management products was created to capitalize on the growing weight management category. TRA supplements complement any diet program including many that are currently on the market.	OverDrive FibreNet TRA

          Big Planet and Photomax. We offer high-technology products and services centered around two product categories under the Big Planet and Photomax brands: digital imaging and business tools. Our strategy is to provide innovative products designed specifically for a non-technical audience.

        Our current development focus centers around the digital photography market. In 2005, we introduced a Web-based digital photo service called Photomax, available on the web at Photomax.com, which makes it easy for consumers to view, organize and share digital pictures online. We also offer Photo Saver CD, Movie Magic DVD, and Picture Show DVD, which are digital imaging services in which we convert traditional photographs and slides into digital format, and store them on a CD and transform digital photos into personalized movies or slide shows. In 2006 we introduced Maxcast, an online tool whereby users can preserve, enjoy and more importantly share personal videos. Using the Maxcast software, users can upload videos to the internet, modify, edit and share them with family, friends or business associates. Maxcast is operational in select markets including the United States, Europe and parts of South East Asia/Pacific.

        Our Big Planet business tools, products and services are designed to help distributors increase their productivity by leveraging technology in the management of their direct selling activities. By providing an assortment of business tools, distributors can better manage and communicate with their sales force and potential customers.

        The following table summarizes the current Big Planet product lines by category:

Category	Description	Selected Products

Digital Imaging	A line of online digital photography and video services designed for non-technical consumers.	Picture Show DVD Movie Magic DVD Photo Saver CD Photomax Web Site- online photo storage Maxcast

Business Tools	Advanced tools and services that help distributors and consumers establish an online presence and manage their businesses.	Global Web Page BP Mall ISP for U.S. - by Qwest ISP for Japan - by Nifty BP Internet Security

        We also market a small line of home care products under the Ecosphere brand, designed to clean and protect the home environment which include a Water Purifier, Filtering Showerhead and Surface Wipes. These products are found primarily in our Asian markets.

Sourcing and Production

        Nu Skin. In order to maintain high product quality, we acquire our ingredients and contract production of our proprietary products from suppliers and manufacturers that we believe are reliable, reputable and deliver to us high quality materials and service. We acquire ingredients and products from one primary supplier that currently manufactures approximately 25% of our Nu Skin personal care products. We maintain a good relationship with our supplier and do not anticipate that either party will terminate the relationship in the near term. We also have ongoing relationships with secondary and tertiary suppliers who supply almost all of our remaining products and ingredients. In the event we become unable to source any products or ingredients from our major supplier, we believe that we would be able to produce or replace those products or substitute ingredients from our secondary and tertiary suppliers without great difficulty or significant increases to our cost of goods sold. Please refer to “Item 1A. Risk Factors” for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

        In 2001, we established our own production facility in Shanghai, where we currently manufacture the personal care products sold through our retail stores in China, as well as a small portion of product exported to select other markets. If the need arose, this plant could be expanded—or other facilities could be built in China—to produce larger amounts of inventory for export as a back-up to our usual supply chain.

        Pharmanex. Substantially all of our Pharmanex nutritional supplements and ingredients, including LifePak, are produced or provided by industry-leading third-party suppliers and manufacturers. We rely on two partners for the majority of our Pharmanex products, one of which supplies approximately 35% and the other of which supplies approximately 22% of our nutritional supplements. In the event we become unable to source any products or ingredients from these suppliers or from other current vendors, we believe that we would be able to produce or replace those products or substitute ingredients without great difficulty or significant increases to our cost of goods sold. Please refer to Item 1A. — “Risk Factors” for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.

        We also maintain a facility located in Zhejiang Province, China, where we produce herbal extracts for Tegreen 97, ReishiMax GLp and other products sold globally. In 2005, we completed the build-out of a new manufacturing facility in Zhejiang Province where we produce some of our Pharmanex nutritional supplements for sale through our retail stores in China as well as a small portion of product exported to other markets. We are also considering the potential expansion of our manufacturing and export capabilities in Shanghai to the extent we conclude it necessary to supplement the output of our existing facility. In addition, we operate a plant in Shanghai where we manufacture our Scanners. This facility supports all of our current and anticipated future market demands.

        Big Planet. The majority of our Big Planet and Photomax products and services are provided by third parties, pursuant to contractual arrangements. By acting as a private-labeled agent for other vendors, we are able to avoid the large capital investment that would be required to build the infrastructure necessary to fulfill Big Planet’s product offerings. However, our profit margins and our ability to deliver quality services at competitive prices depend upon our ability to negotiate and maintain favorable terms with third-party providers. In connection with our Big Planet digital photography services, we are developing our own internal infrastructure for some of these offerings.

Research and Development

        We continually invest in our research and development capabilities. Our research and development expenditures were approximately $8 million in 2004, $8 million in 2005 and $9 million in 2006. Because of our commitment to product innovation, we will continue to commit resources to research and development in the future.

        Our primary research laboratory, adjacent to our office complex in Provo, Utah, houses both Pharmanex and Nu Skin research facilities and professional and technical personnel. We also maintain research facilities in China. Much of our Pharmanex research to date has been conducted in China, where we benefit from a well-educated, low-cost scientific labor pool that enables us to conduct research and clinical trials at a much lower cost than would be possible in the United States.

        We also have collaborative relationships with numerous independent scientists, including scientific advisory boards comprised of recognized authorities in various related disciplines for each of our nutritional and personal care product categories. We maintain collaborative arrangements with prominent universities and research institutions in the United States, Europe and Asia, whose staffs include scientists with expertise in natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies. Some of the university research centers with which we have collaborated include UC Davis, UCLA, Stanford University, Vanderbilt University, Tufts University, Columbia University, the University of Kansas, the University of Hong Kong School of Medicine and Taiwan Academia Sinica.

        In addition, we evaluate a significant number of product ideas for our Nu Skin and Pharmanex categories presented by outside sources. We utilize strategic licensing and other relationships with vendors for access to directed research and development work for innovative offerings.

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

Geographic Sales Regions

        We currently sell and distribute our products in 45 markets, employing a direct selling model in each of our markets except China. We have modified our geographic regions to report Europe as a separate region as it has grown and increased its significance to our business. Our operations are now divided into the following five geographic regions: North Asia, Greater China, Americas, South Asia/Pacific and Europe. The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2004, 2005 and 2006:

Revenue by Region

	Year Ended December 31,
(U.S. dollars in millions)	2004		2005		2006
North Asia	$ 640.1	56%	$ 649.4	55%	$ 593.8	53%
Greater China	229.8	20	236.7	20	208.2	19
Americas	149.6	13	162.1	14	165.9	15
South Asia/Pacific	81.8	7	86.7	7	88.0	8
Europe	36.6	4	46.0	4	59.5	5
	$ 1,137.9	100%	$ 1,180.9	100%	$ 1,115.4	100%

        Additional comparative revenue and related financial information is presented in the tables captioned “Segment Information” in Note 17 to our Consolidated Financial Statements. The information from these tables is incorporated by reference in this Report.

        North Asia. The following table provides information on each of the markets in the North Asia region, including the year it was opened, 2006 revenue and the percentage of our total 2006 revenue for each market:

(U.S. dollars in millions)	Year Opened	2006 Revenue	Percentage of 2006 Revenue

Japan	1993	$ 476.5	43%
South Korea	1996	$ 117.3	11%

        Japan is our largest market and accounted for approximately 43% of total revenue in 2006. We market most of our Nu Skin and Pharmanex products in Japan, along with a limited number of Big Planet offerings. In addition, all three product categories offer a limited number of locally developed products sold exclusively in our Japanese market. In 2006 we launched the S2 Scanner and g3 nutritional juice in Japan, with first quarter 2007 plans to introduce a new anti-aging skin care product developed specifically for Japan.

        In South Korea, we offer most of our Nu Skin and Pharmanex products, along with a limited number of Big Planet services. In 2006 we launched our g3 nutritional juice and the latest version of our Nu Skin 180° skin treatment line, and we plan to launch the S2 the first part of 2007.

        Greater China. The following table provides information on each of the markets in the Greater China region, including the year it was opened, 2006 revenue and the percentage of our total 2006 revenue for each market:

(U.S. dollars in millions)	Year Opened	2006 Revenue	Percentage of 2006 Revenue

China	2003	$ 70.5	6%
Taiwan	1992	$ 93.1	8%
Hong Kong	1991	$ 44.6	4%

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

        In China, we sell many of our Nu Skin products and a locally produced value line of personal care products under the Scion brand name. We also sell a select number of Pharmanex products, including LifePak, and we have Scanners in each of our approximately 150 retail stores. In 2006 we launched the S2 Scanner, and our g3 nutritional juice.

        We currently do not operate under our global direct selling business model in China as a result of regulatory restrictions on direct selling activities in this market. Consequently, we have developed a retail sales model that utilizes an employed sales force to sell products through fixed locations. We rely on the employed sales force to market and sell products at the various retail locations supported by only minimal advertising and traditional promotional efforts. Our retail model in China is largely based upon our ability to attract customers to our retail stores through our employed sales force, to educate them about our products through frequent training meetings, and to obtain repeat purchases from the sales employees and their customers. Our retail model only allows for product sales to be transacted within our retail stores. We currently have approximately 150 retail locations in operation. The compensation and salary of an employed sales representative is determined based on a variety of factors including the sales productivity of the sales representative and the other representatives he trains and supervises. While our distributor leaders from other markets are able to introduce customers and sales people to our stores, their promotional efforts are limited due to the restrictions on direct selling in this market.

        We employed approximately 6,400 sales representatives in China as of December 31, 2006. Although we enter into labor contracts with all potential new sales representatives, only a small percentage complete the qualification process, become full-time sales representatives and continue as such for an extended period of time. We provide these potential new sales representatives with a minimum base pay and other labor benefits.

         In September of 2005, the Chinese government announced the adoption of new direct selling regulations that allow sales away from a fixed location through independent contractors, subject to various requirements and restrictions, including restrictions on the ability to pay multi-level compensation. In July of 2006, we received approval from the Chinese national government to conduct direct selling in Shanghai. We subsequently obtained the necessary local approvals and commenced direct selling activities in Shanghai in January 2007. We are now allowed to conduct larger training and promotional meetings in Shanghai and to engage an entry-level, non-employee sales force that can sell products away from fixed retail locations. Since the direct selling regulations prohibit the use of multi-level compensation plans, we compensate these independent contractors based on their personal selling efforts only. Our direct sales model is structured in a manner that we believe is complementary to our existing retail sales/employee sales representative model. Our independent direct sellers, for example, will have the opportunity to become employed sales representatives upon developing sales skills and a good customer base.

         We are currently in the process of seeking necessary approvals to expand our direct selling model into additional provinces throughout China. The licensing process includes a requirement that we establish “service centers” that will primarily be used to provide a product return location. We expect that our retail stores and offices will qualify as service centers, but we plan to add small service centers as necessary as the process unfolds. For a more detailed discussion regarding the direct selling approval process, please refer to the section below entitled, “Government Regulation – Direct Selling Activities”. For more information concerning the regulatory risks associated with our operations in China. Please refer to Item 1A. "Risk Factors."

        Americas. The following table provides information on each of the markets in the North America region, including the year it was opened, 2006 revenue and the percentage of our total 2006 revenue for each market:

(U.S. dollars in millions)	Year Opened	2006 Revenue	Percentage of 2006 Revenue

United States	1984	$ 147.1	13%
Canada	1990	$ 10.0	1%
Latin America(1)	1990	$ 8.8	1%

(1)	Latin America includes Brazil, Costa Rica, El Salvador, Guatemala, Honduras and Mexico.

        Substantially all of our Nu Skin and Pharmanex products, as well as our Big Planet products and services, are available for sale in the United States. In 2006 we introduced the S2 Scanner and the ProDerm Skin Analyzer in the United States. During 2006, we continued to invest in our Latin America business, opening Costa Rica early in the year.

        South Asia/Pacific. The following table provides information on each of the markets in the South Asia/Pacific region, including the year it was opened, 2006 revenue and the percentage of our total 2006 revenue for each market:

(U.S. dollars in millions)	Year Opened	2006 Revenue	Percentage of 2006 Revenue

Singapore/Malaysia/Brunei	2000/2001/2004	$ 33.2	3%
Thailand	1997	$ 26.5	2%
Australia/New Zealand	1993	$ 14.2	1%
Indonesia	2005	$ 10.3	1%
Philippines	1998	$ 3.8	—*

*	Less than 0.5%

        We offer a majority of our Pharmanex and Nu Skin products in South Asia/Pacific. Marketing initiatives in South Asia/Pacific have centered on monthly product subscription orders, the Scanner and our g3 nutritional drink.

        Europe. The following table provides information on our Europe region, including the year it was opened, revenue for 2006 and the percentage of our total 2006 revenue for the region:

(U.S. dollars in millions)	Year Opened	2006 Revenue	Percentage of 2006 Revenue

Europe(1)	1995	$ 59.5	5%

(1)	Europe includes Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Ireland, Iceland, Israel, Italy, the Netherlands, Norway, Poland, Portugal, Russia, Spain, Sweden and the United Kingdom.

        We currently operate in 19 countries throughout Northern, Eastern and Central Europe and offer a full range of Nu Skin, Pharmanex and Big Planet products. Various products and distributor tools have contributed to Europe’s recent success, including the Scanner, g3, and the Nu Skin® Galvanic Spa System II™. We have been experiencing strong growth in central European markets, and have benefited from recently opened markets in Russia, Israel, and Eastern Europe. In early 2007, we also opened operations in Switzerland with plans to continue investment in growth initiatives throughout Europe.

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

        “Active distributors” under our global compensation plan are those distributors who have purchased products for resale or personal consumption during the previous three months. In addition, we have implemented “preferred customer” programs in many of our markets, which allow customers to purchase products—generally on a monthly product subscription basis—directly from us. We include preferred customers who have purchased products during the previous three months in our “active distributor” numbers. While preferred customers are legally very different from distributors, both are considered customers of our products.

        “Executive-level distributors” under our global compensation plan are those distributors who are most seriously pursuing the direct selling opportunity and must achieve and maintain specified personal and group sales volumes each month. Once an individual becomes an executive-level distributor, he or she can begin to take full advantage of the benefits of commission payments on personal and group sales volume. As a result of direct selling restrictions in China, we have implemented a modified business model utilizing retail stores and an employed sales force. (See the discussion on China in “Geographic Sales Regions.”) Employed full-time sales representatives are those sales representatives that have completed a qualification process. These sales representatives have a monthly volume commitment that is about 50% of the dollar amount of an executive-level distributor’s monthly volume commitment under our global compensation plan. Throughout this annual report, we include employed, full-time sales representatives in China in our “executive-level distributor” numbers in order to provide some level of comparison between our China model and our global direct selling model.

        Our revenue is highly dependent upon the number and productivity of our distributors. Growth in sales volume requires an increase in the productivity and/or growth in the total number of distributors. As of December 31, 2006, we had approximately 761,000 active distributors of our products and services. Approximately 30,000 of these distributors were executive-level distributors. As of each of the dates indicated below, we had the following number of executive distributors in the referenced regions:

Total Number of Executive Distributors by Region

Region	2004	2005	2006
North Asia	16,637	16,129	15,354
Greater China	8,827	7,134	6,492
Americas	3,473	3,893	4,141
South Asia/Pacific	2,076	2,043	2,169
Europe	1,003	1,272	1,600
Total	32,016	30,471	29,756

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

        Sponsoring activities are not required of distributors and we do not pay any commissions for sponsoring new distributors. However, because of the financial incentives provided to those who succeed in building and mentoring a distributor network that resells and consumes products, many of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. People often become distributors after using our products as regular customers. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users. A potential distributor must enter into a standard distributor agreement, which obligates the distributor to abide by our policies and procedures.

        Global Compensation Plan. One of our competitive advantages is our global sales compensation plan. Under our global compensation plan, a distributor is paid consolidated monthly commissions in the distributor’s home country, in local currency, for the distributor’s own product sales and for product sales in that distributor’s downline distributor network across all geographic markets. Because of restrictions on direct selling in China, our full-time employed sales representatives there do not participate in the global compensation plan, but are instead compensated according to a retail sales model established for that market. Additionally, while global distributor leaders are compensated based on sales activity of preferred customers and sales employees in China, sales in China do not accrue to satisfy applicable sales volume requirements within the global compensation plan.

        Commissions on the sale of an individual Nu Skin or Pharmanex product can exceed 50% of the wholesale price. The actual payout percentage, however, varies depending on a distributor’s level within the global compensation plan. On a global basis, the overall payout on these products has typically averaged approximately 41% to 43%. We believe that our commission payout as a percentage of total sales is among the most generous paid by major direct selling companies.

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

        Product Returns. We believe we are among the most consumer-protective companies in the direct selling industry. While the regulations and our operations vary somewhat from country to country, we generally follow a similar procedure for product returns. For 30 days from the date of purchase, our product return policy generally allows a retail customer to return any Nu Skin or Pharmanex product to us directly or to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the end user’s return privilege is at the discretion of the distributor. Our distributors can generally return unused products directly to us for a 90% refund for one year. Through 2006, our experience with actual product returns averaged less than 5% of annual revenue.

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

        Nu Skin and Pharmanex Products. The markets for our Nu Skin and Pharmanex products are highly competitive. Our competitors include manufacturers and marketers of personal care and nutritional products, pharmaceutical companies and other direct selling organizations, many of which have longer operating histories and greater name recognition and financial resources than we do. We compete in these markets by emphasizing the innovation, value and premium quality of our products and the convenience of our distribution system. We focus on delivering a product offering with a “Measurable Difference” and provide our distributors with powerful tools that allow them to demonstrate the effectiveness of our nutritional and personal care products.

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

        The Federal Trade Commission in the United States has recently proposed new regulations which would impose additional disclosure requirements and waiting periods before a person could sign up to become a distributor. The direct selling industry association has filed comments objecting to many of the restrictive and burdensome requirements in these proposed regulations and is working to get the FTC to change its proposal.

        As a result of restrictions in China on direct selling activities, we have implemented a retail store model utilizing an employed sales force. The regulatory environment in China is complex. Because we operate a direct selling model outside of China, our operations in China have attracted significant regulatory and media scrutiny since we expanded our operations there in January 2003. Regulations are subject to discretionary interpretation by municipal and provincial level regulators. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clarity in the rules regarding direct selling activities. China recently adopted new direct selling and anti-pyramiding regulations that are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent distributors.

        Because of the Chinese government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies. The scrutiny has increased following adoption of the new direct selling and anti-pyramiding regulations and our business continues to be subject to reviews and investigations by municipal and provincial level regulators. At times, investigations and related actions by government regulators have impeded our ability to conduct business in certain locations, and have resulted in a few cases in fines being paid by our company. In each of these cases, we have been allowed to recommence operations after the government’s investigation, and no material changes to our business model were required in connection with these fines and impediments. We also expect to receive continued guidance and direction from regulators to address necessary to comply with the new direct selling regulations. Please refer to Item 1A. "Risk Factors" for more information on the regulatory risks associated with our business in China.

         In July of 2006, we received national governmental approval to conduct direct selling in Shanghai. In January of 2007, we obtained necessary local approvals and commenced direct selling in eight districts within Shanghai. During the next few quarters we will be focusing our efforts on expanding our direct selling model into other provinces throughout China. Because direct selling was only recently authorized in Mainland China, the regulatory environment with respect to direct selling in this market remains fluid and the process for obtaining the necessary governmental approvals to conduct direct selling continues to evolve. The regulations and processes in some circumstances have been interpreted differently by different governmental authorities. In order to expand our direct selling model into additional provinces we currently must obtain a series of approvals from the Departments of Commerce in such provinces, the Shanghai Department of Commerce (Nu Skin China’s supervisory authority), as well as the Departments of Commerce in each city and district in which we plan to operate. We also are required to obtain the approval of the State Ministry of Commerce, which is the national governmental authority overseeing direct selling. Please refer to Item 1A. "Risk Factors" for more information on the risks associated with our planned expansion of direct selling in China;

As we are being required to work with such a large number of provincial, city, district and national governmental authorities, we have found that it is taking more time than anticipated to work through the approval process with these authorities. These authorities have broad discretion in interpreting the regulations and granting necessary approvals. A delay in obtaining approvals at one level can delay our ability to obtain approvals at the next level. In addition, we have received some indications from the national government authorities that they intend to review and monitor the operations of an approved direct selling company during an evaluation period before granting approvals to such company to expand into additional provinces as regulators continue to closely monitor the development of direct selling in China. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in China makes it difficult to predict the timeline for obtaining these approvals. Please refer to Item 1A. "Risk Factors" for more information on the risks that these regulations could have on our business.

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

        Our Pharmanex products are subject to various regulations promulgated by government agencies in the markets in which we operate. In the United States, laboratory analysis by governmental authorities, and the product registration process for these products are regulated by the Food and Drug Administration. Since these products are regulated as “foods” under the Dietary Supplement and Health Education Act, we are generally not required to obtain regulatory approval prior to introducing a product into the United States market. None of this infringes, however, upon the FDA’s power to remove an unsafe substance from the market. In our foreign markets, the products are generally regulated by similar government agencies, such as the Ministry of Health and Welfare in Japan and the Department of Health in Taiwan. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products. China has some of the most restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory analysis by governmental authorities, and the product registration process for these products takes approximately two years. We market both “health foods” and “general foods” in China. Our flagship product, LifePak, is currently marketed as a general food with only one of the three main capsules having received “health food” classification. Currently, “general foods” is not an approved category for direct selling; therefore, we will only market LifePak through our retail stores until final “health food” classification for LifePak is obtained for the two other capsules. Additionally, there is some risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel our categorization of our products is inconsistent with product claims, ingredients or function, this could limit our ability to market such products in China in their current form.

        The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.” Because of the varied regulations, some products or ingredients that are considered a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In Japan, for example, if a specified ingredient is not listed as a “food” by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food. We experience similar issues in our other markets. As a result, we must often modify the ingredients and/or the levels of ingredients in our products for certain markets. In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product. Because of negative publicity associated with some supplements, such as “ephedra” (which we have never marketed) and other potentially harmful ingredients, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.

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

        Regulation of Our Business Tools. One of our strategies is to develop technologically-advanced business tools designed to help our distributors effectively market our Nu Skin and Pharmanex products. For example, during the last several years we have introduced the Scanner in many of our markets around the world. We have also launched an initial version of the ProDerm Skin Analyzer in the United States and Europe in 2006, and we are planning a global launch of an enhanced version of this tool starting in late 2007. These tools are subject to the regulations of various health, consumer protection and other governmental authorities around the world. These regulations vary from market to market and affect whether our business tools are required to be registered as medical devices, the claims that can be made with respect to these tools, who can use them and where they can be used. We have been subject to regulatory inquiries in the United States, Japan and other countries with respect to the status of the Scanner as a non-medical device. Any determination that medical device clearance is required could require us to expend significant time and resources in order to meet the stringent standards imposed on medical device companies. We are also subject to regulatory constraints on the claims that can be made with respect to the use of our business tools. In Japan, for example, we are limited in our ability to tie the Scanner measurement directly to the consumption of our nutrition products. We expect to face similar regulatory issues in Japan and other markets with respect to the ProDerm Skin Analyzer in the event we decide to launch this tool in these markets.

         Other Regulatory Issues. As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and custom laws that regulate the flow of funds between us and our subsidiaries and for product purchases, management services and contractual obligations, such as the payment of distributor commissions.

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

Employees

        As of December 31, 2006, we had approximately 11,360 full- and part-time employees worldwide, approximately 6,400 of whom are employed as sales representatives in our China operations. We also had labor contracts with approximately 3,400 potential new sales representatives in China, only a small percentage of whom are expected to complete the qualification process and become full-time sales representatives. None of our employees are represented by a union or other collective bargaining group, with the exception of the limited number of employees involved in our operations in Brazil. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

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

        Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance in countries where we operate. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. We assume no responsibility or obligation to update these statements to reflect any changes. The forward-looking statements and associated risks set forth herein relate to, among other things:

•	our plans to launch or continue to roll out or promote various products, tools, and initiatives, including the S2 Scanner and the ProDerm Skin Analyzer ;

•	the expectation that our relationship with our current primary suppliers will not end in the near term, and the belief that we could produce or source our personal care products from other suppliers and expand manufacturing capabilities in China, and replace our primary suppliers of Pharmanex products without great difficulty or increased cost;

•	our belief that we can produce sufficient Scanners in our manufacturing facility in China to support current and anticipated future market demands;

•	our plans to continue to develop and introduce new, innovative products and to improve and evolve our existing product formulations;

•	our plans to commit resources to research and development in the future;

•	our belief that providing effective distributor support will be important to our success;

•	our plans to further expand our direct selling model throughout China, including our expectation that our retail stores will qualify as “service” centers and our plans to add service centers throughout China as necessary; and

•	our belief that we do not currently foresee a shortage in qualified personnel necessary to operate our business.

        These and other forward-looking statements are subject to various risks and uncertainties including those described below under “Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 1A.	RISK FACTORS

        We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report on Form 10-K. These risk factors should be read together with the other items in this Annual Report on Form 10-K, including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Currency exchange rate fluctuations could lower our revenue and net income.

        In 2006 we recognized approximately 87% of our revenue in markets outside of the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, particularly the Japanese yen inasmuch as we generated approximately 43% of our 2006 revenue in Japan, our reported revenue, gross profit and net income will likely be reduced. During the last couple of years we have experienced an overall weakening of the Japanese yen, which has harmed our results. Given the global, complex political and economic dynamics that affect exchange rate fluctuations, we cannot estimate future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition. In the event the Japanese yen or other foreign currencies weaken further, our results in 2007 would be negatively impacted. Although we attempt to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange rate contracts for the Japanese yen, we cannot be certain these contracts or any other hedging activity will effectively reduce exchange rate exposure.

Because our Japanese operations account for a significant part of our business, adverse changes in our business operations in Japan would harm our business.

        Approximately 43% of our 2006 revenue was generated in Japan. We have experienced declines in our business in this market during the past 18 months, and many of our competitors have seen their businesses in this market contract in the last few years. We believe our operating results have been negatively impacted by a variety of factors, including the unanticipated impact of compensation plan changes, regulatory issues, and production difficulties. Our financial results would be harmed and our business could continue to decline if our products, business opportunity or planned growth initiatives do not retain and generate continued interest and enthusiasm among our distributors and consumers in this market. We have implemented several initiatives, including the launch of the second generation BioPhotonic Scanner and compensation plan changes, and have other initiatives planned to help renew growth in this market. If these and other planned initiatives are delayed, are impacted by regulatory constraints or do not generate distributor excitement or attract new distributors or customers in Japan, it may limit our prospects for renewed growth in that market and harm our financial results. For example, we have elected to wait until we have completed an enhanced version of the Nu Skin® ProDerm™ Skin Analyzer before implementing this initiative in Japan, which likely will not occur until at least the latter part of 2007. While we believe that we will be able to use the ProDerm Skin Analyzer in Japan to provide before and after pictures for consumers to demonstrate the effectiveness of our products, the manner in which the ProDerm may be used will be subject to significant restrictions in this market. There is also a risk that regulators could prohibit our use of the ProDerm in this market if they believe our distributors are or will use it to conduct skin analysis of their customers, or make medical claims or product recommendations based on the use of the ProDerm.

If we are unable to retain our existing independent distributors and recruit additional distributors, our revenue will not increase and may even decline.

        We distribute almost all of our products through our independent distributors (and China sales representatives) and we depend on them to generate virtually all of our revenue. Our distributors may terminate their services at any time, and, like most direct selling companies, we experience high turnover among distributors from year to year. As a result, in order to maintain sales and increase sales in the future, we need to continue to retain existing distributors and recruit additional distributors. To increase our revenue, we must increase the number of and/or the productivity of our distributors.

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

          The number and productivity of our distributors also depends on several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel or our competitors;

•	a lack of interest in, or the technical failure of, existing or new products;

•	lack of a sponsoring story that effectively draws new people into the business;

•	the public's perception of our products and their ingredients;

•	the public's perception of our distributors and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	general economic and business conditions; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain distributors in such market.

        Our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and developing new distributor leaders. There can be no assurance that our initiatives such as the Scanner and others will generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our markets. For example, during the past couple of years certain modifications we made to compensation incentives in China, Japan and certain Southeast Asia markets were not received or understood well by some distributors, resulting in unanticipated negative impacts on distributor numbers and revenue in these markets. The introduction of a new product or key initiative such as the Scanner and g3 can also negatively impact other product lines to the extent our distributor leaders focus their efforts on the new product or initiative.

Our operations in China are subject to significant governmental scrutiny and may be harmed by the results of such scrutiny.

        Because of the government’s significant concerns about direct selling activities, government regulators in China scrutinize very closely activities of direct selling companies or activities that resemble direct selling. This scrutiny has increased following adoption of the new direct selling and anti-pyramiding regulations. The regulatory environment in China with regards to direct selling is evolving, and officials in multiple national and local levels in the Chinese government often exercise significant discretion in deciding how to interpret and apply applicable regulations. In the past, the government has taken significant actions against companies that the government found were engaging in direct selling activities in violation of applicable law, including shutting down their businesses and imposing substantial fines.

        Our business in China has been subject to significant governmental scrutiny over the last few years, and reviews and investigations by government regulators have at times impeded our ability to conduct business and have resulted in several cases in fines being paid by us, which in the aggregate have been less than 1% of our revenue in China. We continue to be subject to current governmental reviews and investigations, and we may incur similar or more severe sanctions in the future. Occasionally, we have also been asked to cease sales activity in some stores while the regulators review our operations. While, in each of these cases, we have been allowed to recommence operations after the government’s review without material changes to our operations, there is no assurance that this will always be the case. Even though we have now obtained approval to conduct direct selling in Shanghai, government regulators continue to scrutinize our activities and the activities of our distributors and sales employees to monitor our compliance with the new regulations and other applicable regulations as we implement direct selling into our business model. At times, complaints made by our sales representatives to the government have resulted in increased scrutiny by the government. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors, are not in compliance with applicable regulations could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling approvals, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, or other actions, all of which would harm our business.

If recently adopted direct selling regulations in China are interpreted or enforced by governmental authorities in a manner that negatively impacts our retail business model or our dual business model there, our business in China could be harmed.

        Towards the end of 2005, Chinese regulators adopted anti-pyramiding and new direct selling regulations. These regulations contain significant restrictions and limitations, including a restriction on multi-level compensation for independent distributors selling away from a fixed location. The regulations also impose various requirements on individuals before they can become direct sellers, including the passage of an examination, which are more burdensome than in our other markets and which could negatively impact the willingness of some people to sign up to become direct sellers. These new regulations are not yet well understood, and there continues to be some confusion and uncertainty as to the meaning of the new regulations and their scope, and the specific types of restrictions and requirements imposed under them. It is difficult to predict how regulators will interpret and enforce these new regulations and the impact of these new regulations on pending regulatory reviews and investigations. Our business and our growth prospects would be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations as applying to our retail store/employed sales representative business model, or if regulations are interpreted in such a manner that our current method of conducting business through the use of employed sales representatives or our implementation of direct selling that is currently underway is found to violate applicable regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation in the new regulations. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our direct selling business.

Although we have obtained approval to conduct direct selling in China, our current governmental approval only allows us to conduct direct selling in eight districts within Shanghai. If we are unable to obtain additional necessary national and local governmental approvals as quickly as we would like, our ability to expand our direct selling business and grow our business there could be negatively impacted.

        In January 2007, we completed the required national and local licensing process and commenced direct selling activities in eight districts in Shanghai. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national governmental agencies with respect to each province in which we wish to expand. The approval process includes a requirement that we establish “service centers” that serve primarily as product return locations. If regulators fail to permit us to build service centers at a rate that meets our growth demands, this could limit our ability to obtain direct selling approvals in accordance with anticipated timelines. Because direct selling was only recently authorized in China, the process for obtaining the necessary governmental approvals to conduct direct selling continues to evolve. As we are being required to work with such a large number of provincial, city, district and national governmental authorities, we have found that it is taking more time than anticipated to work through the approval process with these authorities. These authorities have broad discretion in interpreting the regulations and granting necessary approvals. The regulations and processes in some circumstances have been interpreted differently by different governmental authorities. A delay in obtaining approvals at one level can delay our ability to obtain approvals at the next level. In addition, we have received some indications from the national government authorities that they intend to review and monitor the operations of an approved direct selling company during an evaluation period before granting approvals to such company to expand into additional provinces as regulators continue to closely monitor the development of direct selling in China. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in China makes it difficult to predict the timeline for obtaining these approvals. If the results of the government’s evaluation of our direct selling activities in Shanghai results in further delays in obtaining licenses elsewhere, or if the current processes for obtaining approvals are delayed further for any reason or are changed or are interpreted differently than currently understood, our ability to expand direct selling in China and our growth prospects in this market could be negatively impacted as a result.

Because we will be implementing a compensation plan and business model for our independent distributors in China that is different from other markets due to regulatory restrictions, this could harm our ability to grow our business in China.

        The direct selling regulations impose various limitations and requirements, including a prohibition on multi-level compensation and a requirement that all distributors pass a required examination before becoming a distributor. The regulations also impose other restrictions on direct selling activities that differ from the regulations in our other markets. As a result, we are implementing a direct selling compensation plan and business model for the direct sales component of our business that differs from the model we use in other markets. There can be no assurance that these restrictions will not negatively impact our ability to provide an attractive business opportunity to distributors in this market and limit our ability to grow our business in this market. In addition, the regulations do not allow the sale of general foods through a direct selling business model. Because some of our supplements, including LifePak, are being marketed as general foods until we obtain health food status for these products, we will only be able to sell these products at our stores and not away from the stores until they receive health food status, which could have a negative impact on our direct selling business.

Intellectual property rights are difficult to enforce in China.

        Chinese commercial law is relatively undeveloped compared to most of our other major markets, and, as a result, we may have limited legal recourse in the event we encounter significant difficulties with patent or trademark infringers. Limited protection of intellectual property is available under Chinese law, and the local manufacturing of our products may subject us to an increased risk that unauthorized parties may attempt to copy or otherwise obtain or use our product formulations. As a result, we cannot assure that we will be able to adequately protect our product formulations.

If the BioPhotonic Scanner is determined to be a medical device in a particular geographic market or if our distributors use it for medical diagnostic purposes, this could harm our ability to utilize it.

        In March 2003, the FDA questioned the status of the BioPhotonic Scanner as a non-medical device. We subsequently filed an application with the FDA to have it classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the BioPhotonic Scanner is a medical device including the claims that we or our distributors make about it. We have faced similar uncertainties and regulatory issues in other markets with respect to the status of the BioPhotonic Scanner as a non-medical device and the claims that can be made in using it. For example, during the past couple of years we have faced regulatory inquiries in Japan, Korea, Singapore and Thailand regarding distributor claims with respect to the Scanner. There have also been recent legislative proposals in Singapore and Malaysia relating to the regulation of medical devices which could have an impact on the Scanner. We recently had two Scanners detained by the FDA office in Cincinnati that were being shippped back from Israel, and the office has asked us for documentation regarding its status as a non-medical device. A determination in any of these markets that the Scanner is a medical device or that distributors are using it to make medical claims or perform medical diagnoses could negatively impact our plans for or use of the BioPhotonic Scanner in such market. In 2006 we obtained additional contract rights to utilize the Scanner in all locations, including health care and medical facilities. Some of our distributors are now promoting the use of Scanners by medical professionals as a non-medical device in conjunction with wellness programs. This promotion could result in enhanced FDA scrutiny and increase the risk that the BioPhotonic Scanner be treated as a medical device requiring medical device clearance. Regulatory scrutiny of the Scanner may also dampen distributor enthusiasm and hinder the ability of distributors to effectively utilize the Scanner. In the event medical device clearance is required in any market, obtaining clearance could require us to provide documentation concerning its clinical utility and to make some modifications to its design, specifications and manufacturing process in order to meet stringent standards imposed on medical device companies. There can be no assurance we would be able to provide such documentation and make such changes promptly or in a manner that is satisfactory to regulatory authorities.

Technical and regulatory issues associated with the second generation BioPhotonic Scanner and the Nu Skin® ProDerm™ Skin Analyzer could negatively impact the success of these programs, which could harm our business.

        Our current and planned initiatives surrounding the continued rollout and promotion of the S2 Scanner and the introduction of Nu Skin® ProDerm™ Skin Analyzer in our various markets are subject to technical and regulatory risks and uncertainties. The S2 was just introduced this past year, and we cannot be certain that over the long term the units will consistently perform according to expectations or that we will not experience technical problems. We have experienced challenges in our development of the ProDerm™ tool, including some software glitches in beta units that were tested in some Asia markets. As we continue to work through these technical issues, we elected to introduce an initial version that has fewer features than we initially anticipated. The initial version of this tool that we launched in the United States and Europe provides close-up skin images that enables distributors to demonstrate the effectiveness of our skin care products. We are currently working on the development of an enhanced version that will have improved functionality. There can be no assurance, however, that we will be able to successfully develop an enhanced version of this tool in accordance with our expectations. In addition, we are subject to regulatory risks with respect to the introduction of this tool, particularly in Japan, where it appears that regulatory restrictions in Japan may impose limitations on the use of this tool and on claims that may be made in connection with its use. Such limitations in Japan or any other markets could weaken the ability of our distributors to utilize this tool in building their businesses, and could dampen distributor enthusiasm surrounding it.

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

        Restrictions on our ability to introduce products, or delays in introducing products, could reduce revenue and decrease profitability. Regulators also may prohibit us from making therapeutic claims about products, regardless of the existence of research and independent studies that may support such claims. These product claim restrictions could prevent us from realizing the potential revenue from some of our products.

Changes to our compensation arrangements with our distributors could be viewed negatively by some distributors and could harm our operating results if such changes impact distributor productivity.

        We have implemented a global compensation plan that has some components that differ from market to market. We modify components of our compensation plan from time to time in an attempt to keep our compensation plan competitive and attractive to existing and potential distributors, to address changing market dynamics, to provide incentives to distributors that we believe will help grow our business, and to address other business needs. Because of the size of our distributor force and the complexity of our compensation plans, it is difficult to predict whether such changes will achieve their desired results. For example, in 2005, we made changes to our compensation plan in Japan that had been successful in other markets, but did not have the impact in Japan that we anticipated and negatively impacted our business. China and certain markets in Southeast Asia similarly were negatively impacted by compensation plan changes in 2005. We are currently implementing a new compensation plan for China for our independent distributors as we implement a direct selling model. We are also making some modifications to our employed sales representative compensation model to simplify it and to make it complementary to the compensation model we are implementing for the independent distributor sales force. In addition, because of the size and complexity of our sales force and compensation plan, growth in certain markets and changes to our plans have caused compensation rates in these markets to rise higher than historical levels, which could reduce our operating income. Although management’s objective is to maximize the benefit of compensation plan expenses, compensation plan changes may be made in the future in these markets with higher compensation rates in order to maintain overall payout as close to historical levels as possible. We cannot be certain that the modifications we are making in China or any other modifications we make to our compensation plans in our other markets will be well received or achieve their desired results. If our distributors fail to adapt to these changes or find them unattractive, our business could be harmed.

Negative publicity concerning supplements with certain controversial ingredients has spurred efforts to change existing laws and regulations with respect to nutritional supplements that, if successful, could result in more restrictive and burdensome regulations.

        There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements which could impose additional restrictions or requirements in the future. This movement has been generated, in part, by negative publicity arising from injuries and deaths alleged to be caused by nutritional supplements containing ephedra (which we have never sold) and other controversial ingredients. We are committed to not market nutritional supplements that contain any substances such as ephedra that are controversial and that could pose health risks. However, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

If we are unable to successfully expand and grow operations within our recently opened and developing markets, we may have difficulty achieving our long-term objectives.

        A significant percentage of our revenue growth over the past decade has been attributable to our expansion into new markets. For example, the revenue growth we experienced in 2003 and 2004 was due in part to our successful expansion of operations into China. Our growth over the next several years depends in part on our ability to successfully introduce products and tools, and to successfully implement initiatives in our new and developing markets, including China, Russia, Latin America and Eastern Europe that will help generate growth. In addition to the regulatory difficulties we may face in introducing our products, tools, and initiatives in these markets, we could face difficulties in achieving acceptance of our premium-priced products in developing markets. In the past, we have struggled to operate successfully in developing country markets, such as Latin America. This may also be the case in Eastern Europe and the other new markets into which we have recently expanded. If we are unable to successfully expand our operations within these new markets, our opportunities to grow our business may be limited, and, as a result, we may not be able to achieve our long-term objectives.

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

        The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the nature of our distributor network, our products or the actions of our distributors. Specifically, we are susceptible to adverse publicity concerning:

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

        Distributor activities in our existing markets that violate governmental laws or regulations could result in governmental actions against us in markets where we operate. Except in China, our distributors are not employees and act independently of us. We implement strict policies and procedures to ensure our distributors will comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. For example, product claims made by some of our distributors in 1990 and 1991 led to an investigation by the FTC in the United States, which resulted in our entering into a consent decree with the FTC as described below. In addition, recent rulings by the Korean FTC and by judicial authorities against us and other companies in Korea indicate that vicarious liability may be imposed on us for the criminal activity of our independent distributors.

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

        In addition, we are susceptible to government-initiated campaigns that do not rise to the level of formal regulations. For example, the South Korean government, several South Korean trade groups and members of the South Korean media initiated campaigns in 1997 and 1998 urging South Korean consumers not to purchase luxury or foreign goods. We believe that these campaigns and the related media attention they received, together with the economic recession that occurred in the late 1990s in the South Korean economy, significantly harmed our South Korean business. We cannot assure that similar government, trade group or media actions will not occur again in South Korea or in other countries where we operate or that such events will not similarly harm our operations.

The loss of key high-level distributors could negatively impact our distributor growth and our revenue.

        As of December 31, 2006, we had approximately 761,000 active independent distributors, sales representatives and preferred customers, including approximately 30,000 executive level distributors or full-time sales representatives. Approximately 453 distributors occupied the highest distributor level under our global compensation plan as of that date. These distributors, together with their extensive networks of downline distributors, account for substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in the distributor’s network of downline distributors, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our distributor growth and our revenue.

Laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.

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

        Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult and require the devotion of significant resources on our part. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability will decline. Countries where we currently do business could change their laws or regulations to negatively affect or completely prohibit direct sales efforts.

        In addition, government agencies and courts in the countries where we operate may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harms our business or adopt new laws or regulations that could impose additional restrictions. For example, the FTC in the United States has recently proposed new regulations which would impose additional disclosure requirements and waiting periods before a person could sign up to become a distributor that are restrictive and burdensome. The direct selling industry association has filed comments objecting to many of these requirements and is working to get the FTC to change its proposal for new regulations. If these regulations were adopted in their current form, it could have a negative impact on direct selling businesses in the United States including our business. If any governmental authority were to bring a regulatory enforcement action against us that interrupts our business, revenue and earnings would likely suffer.

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

        Historically, we have imported most of our products into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. We are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. Currently, customs audits are underway in a number of our markets. We have been assessed by the Japan customs authorities approximately $25 million for additional duties on products imported into Japan, and we are currently contesting this assessment. Effective July 1, 2005, the Company is operating under a new structure in Japan and we are in the process of negotiating a new advanced pricing agreement with the income tax authorities in Japan related to our transfer pricing for products being imported into Japan. In connection with these negotiations, they have requested that we explain our position in the custom's appeal and apparent difference in our treatment of the transaction for customs purposes compared to our income tax treatment under the prior structure. In the event the income tax authorities disagree with our position or explanation, there is a risk that they could attempt to challenge our income tax position, which could negatively impact our ability to successfully prosecute our custom's appeal or result in additional income tax assessments. Audits are also often focused on whether or not certain expenses are deductible for tax purposes in a given country. In Taiwan, we are currently subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order to avoid the running of the statute of limitations with respect to the 1999 and 2000 tax years, the Taiwan tax authorities have disallowed our commission expense deductions for those years and assessed us a total of approximately $18.7 million. We are contesting this assessment and are in discussions with the tax authorities in an effort to resolve this matter. To the extent we are unable to successfully defend ourselves against such audits and reviews, we may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact our gross margins and operating results.

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

        For approximately ten years, we have acquired ingredients and products from a supplier that currently manufactures approximately 25% of our Nu Skin personal care products. In addition, we currently rely on two suppliers for a majority of Pharmanex nutritional supplement products, one of which supplies approximately 35% and the other of which supplies approximately 22%. In the event we were to lose any of these suppliers and experience any difficulties in finding or transitioning to alternative suppliers, this could harm our business. In addition, we obtain some of our products from sole suppliers that own or control the product formulations or ingredients. We also license the right to distribute some of our products from third parties. Although none of these products individually represents a substantial portion of our revenue, in the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers. Some of our nutritional products, including our recently introduced g3 juice, incorporate natural products that are only harvested once a year and may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues our business could be harmed.

Production difficulties and quality control problems could harm our business.

        Occasionally, we, or our suppliers have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to products, harming our sales and creating inventory write-offs for unusable product. In addition, these issues can negatively impact distributor confidence as well as potentially invite additional governmental scrutiny in our various markets.

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

        We may be required to pay for losses or injuries purportedly caused by our products. Although we have had a very limited number and relatively low financial exposure from product claims to date, we have experienced difficulty in finding insurers that are willing to provide product liability coverage at reasonable rates due to insurance industry trends and the rising cost of insurance generally. As a result, we have elected to self-insure our product liability risks for our core product lines. Until we elect and are able to obtain product liability insurance, if any of our products are found to cause any injury or damage, we will be subject to the full amount of liability associated with any injuries or damages. This liability could be substantial. We cannot predict if and when product liability insurance will be available to us on reasonable terms.

System failures could harm our business.

        Because of our diverse geographic operations and our complex distributor compensation plan, our business is highly dependent on efficiently functioning information technology systems. These systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We have adopted and implemented a Business Continuity/Disaster Recovery Plan. Our primary data sets are archived and stored at third-party secure sites, but we have not contracted for a third-party recovery site. Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our revenue and profits.

There is a risk that the Avian Flu or other such epidemics could negatively impact our business, particularly in those Asian markets most affected by such epidemics in recent years.

        Our revenue was negatively impacted in 2003 by the SARS epidemic that hit Asia during that year. Currently, the Avian Flu is a concern in some Asian markets. It is difficult to predict the impact on our business, if any, of a recurrence of SARS or other epidemic, of the Avian Flu, or the emergence of new epidemics. Although such events could generate increased sales of health/immune supplements and certain personal care products, our direct selling and retail activities and results of operations could be harmed if the fear of the Avian Flu, SARS or other communicable diseases that spread rapidly in densely populated areas causes people to avoid public places and interaction with one another.

The market price of our common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

        Our common stock closed at $22.51 per share on March 31, 2005 and closed at $17.56 per share on February 15, 2007. During this two-year period, our common stock traded as low as $13.40 per share and as high as $25.86 per share. Many factors could cause the market price of our common stock to fall. Some of these factors include:

•	fluctuations in our quarterly operating results;

•	the sale of shares of common stock by our original or significant stockholders;

•	general trends in the market for our products;

•	acquisitions by us or our competitors;

•	economic and/or currency exchange issues in those foreign countries in which we operate;

•	changes in estimates of our operating performance or changes in recommendations by securities analysts; and

•	general business and political conditions.

        Broad market fluctuations could also lower the market price of our common stock regardless of our actual operating performance.

As of February 15, 2007, our original stockholders, together with their family members, estate planning entities and affiliates, controlled approximately 29% of the combined stockholder voting power, and their interests may be different from yours.

        The original stockholders of our company, together with their family members and affiliates, have the ability to influence the election and removal of the board of directors and, as a result, future direction and operations of our company. As of February 15, 2007, these stockholders owned approximately 29% of the voting power of the outstanding shares of common stock. Accordingly, they may influence decisions concerning business opportunities, declaring dividends, issuing additional shares of common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets. They may make decisions that are adverse to your interests.

If our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could fall.

        Several of our principal stockholders hold a large number of shares of the outstanding common stock. Any decision by any of our principal stockholders to aggressively sell their shares could depress the market price of our common stock. As of February 15, 2007, we had approximately 65.9 million shares of common stock outstanding. All of these shares are freely tradable, except for approximately 19 million shares held by certain stockholders who participated in our October 2003 recapitalization transaction wherein we repurchased approximately 10.8 million of our shares from our original stockholders and their affiliates and facilitated the resale of approximately 6.2 million additional shares to a group of private equity investors. Under the terms of our repurchase, our original stockholders agreed to a two-year lock-up that expired on October 22, 2005. These stockholders also agreed that, after the expiration of the two-year lock-up agreement in October 2005, they will be subject to certain volume limitations with respect to open market transactions. In the event these lock-up restrictions were removed, the resulting sales could cause the price of our common stock to decline.

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

        Retail Stores. We currently operate approximately 150 stores in 30 provinces throughout China, measuring a total of approximately 296,010 square feet.

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

         Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, we had taken the position that, under applicable customs law, there was a sale between the manufacturer and our Japan subsidiary, and that customs duties should be assessed on the manufacturer's invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between our U.S. affiliate and our Japan subsidiary and that duties should be assessed on the value of that transaction. We disputed this assessment. We also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute is approximately $25.0 million, net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan and in the United States that we believe will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

         Because we believe the documentation and legal analysis supports our position and the valuation methodology we used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, we believe the assessments are improper and we filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected our letters of protest, and to follow proper administrative procedures we filed appeals with the Japan Ministry of Finance. On June 26, 2006, we were advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. We decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006 we filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, we were advised that the Ministry of Finance also rejected our appeal with them for the imports from November 2004 to June 2005. We currently plan to appeal this decision with the court system in Japan as well. One of the findings cited by the Ministry of Finance in its decisions was that we had treated the transactions as sales between our U.S. affiliate and our Japan subsidiary on our corporate income tax return under applicable income tax and transfer pricing laws. We have paid the $25.0 million in customs duties and assessments, the amount of which we recorded in "Other Assets" in our Consolidated Balance Sheet. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NUS.” The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2005 and 2006 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2005	$ 25.55	$ 20.07
June 30, 2005	24.62	20.57
September 30, 2005	25.86	18.95
December 31, 2005	19.29	15.35

Quarter Ended	High	Low

March 31, 2006	$ 19.71	$ 17.12
June 30, 2006	18.40	14.38
September 30, 2006	18.50	13.40
December 31, 2006	19.42	17.23

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

        The closing price of our Class A common stock on February 15, 2007, was $17.56. The approximate number of holders of record of our Class A common stock as of February 15, 2007 was 579. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

        We declared and paid a $0.09 per share dividend for Class A common stock in March, June, September and December of 2005, and a $0.10 per share quarterly dividend for Class A common stock in March, June, September and December of 2006. The board of directors declared a quarterly cash dividend of $0.105 per share of Class A common stock on February 5, 2007. This quarterly cash dividend will be paid on March 21, 2007, to stockholders of record on March 2, 2007. Management believes that cash flows from operations will be sufficient to fund this and future dividend payments, if any.

        We expect to continue to pay dividends on our common stock. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Issuer

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)
October 1 - 31, 2006	781,828		$ 18.35	781,400	$ 84.1
November 1 - 30, 2006	594,000		$ 18.86	594,000	$ 72.9
December 1 - 31, 2006	679,000		$ 18.17	679,000	$ 60.6
Total	2,054,828	(2)	$ 18.44	2,054,400

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $235.0 million is currently authorized. As of December 31, 2006, we had repurchased approximately $175.0 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)	We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 428 shares for October relate to repurchases from such employees at an average per share purchase price of $17.12.

Stock Performance Graph

        Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on the Class A Common Stock with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers for the period from December 31, 2001 through December 31, 2006. The graph assumes that $100 is invested in each of the Class A Common Stock, the S&P 500 Index, and each of the indexes of publicly traded peers on December 31, 2001 and that all dividends were reinvested. The peer group consists of all of the following companies that compete in our industry and product categories: Avon Products, Inc., Estee Lauder, Nature’s Sunshine Products, Inc., Tupperware Corporation, Herbalife LTD., USANA Health Sciences, Inc. and Alberto Culver Co.

DOLLARS
350
300
250
200
150
100
50
0
2001
2002
2003
2004
2005
2006
NU SKIN ENTERPRISES, INC.
PEER GROUP INDEX
S&P 500 INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2006

Measured Period	Company	S&P 500 Index	Peer Group Index
December 31, 2001	$ 100.00	100.00	100.00
December 31, 2002	139.83	103.46	77.90
December 31, 2003	204.68	139.05	100.25
December 31, 2004	308.19	164.15	111.15
December 31, 2005	217.21	134.87	116.61
December 31, 2006	230.33	161.14	135.03

ITEM 6.	SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of and for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 have been derived from the audited consolidated financial statements.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$ 964,067	$ 986,457	$ 1,137,864	$ 1,180,930	$ 1,115,409
Cost of sales	190,868	176,545	191,211	206,163	195,203
Gross profit	773,199	809,912	946,653	974,767	920,206
Operating expenses:
Selling expenses	382,159	407,088	487,631	497,421	480,136
General and administrative expenses(1)	285,229	289,925	333,263	354,223	353,412
Impairment of assets and other	—	—	—	—	20,840
Restructuring and other charges	—	5,592	—	—	11,115
Total operating expenses	667,388	702,605	820,894	851,644	865,503
Operating income	105,811	107,307	125,759	123,123	54,703
Other income (expense), net	(2,886)	432	(3,618)	(4,172)	(2,027)
Income before provision for income taxes	102,925	107,739	122,141	118,951	52,676
Provision for income taxes	38,082	39,863	44,467	44,918	19,859
Net income	$ 64,843	$ 67,876	$ 77,674	$ 74,033	$ 32,817
Net income per share:
Basic	$ 0.79	$ 0.86	$ 1.10	$ 1.06	$ 0.47
Diluted	$ 0.78	$ 0.85	$ 1.07	$ 1.04	$ 0.47
Weighted-average common shares outstanding (000s):
Basic	81,731	78,637	70,734	70,047	69,418
Diluted	83,128	79,541	72,627	71,356	70,506

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$ 120,341	$ 122,568	$ 120,095	$ 155,409	$ 121,353
Working capital	181,942	149,324	117,401	149,098	109,418
Total assets	577,794	591,059	609,737	678,866	664,849
Current portion of long-term debt	—	17,915	18,540	26,757	26,652
Long-term debt	81,732	147,488	132,701	123,483	136,173
Stockholders' equity	386,486	290,248	296,233	354,628	318,980
Cash dividends declared	0.24	0.28	0.32	0.36	0.40

Supplemental Operating Data (at end of period):
Approximate number of active distributors(2)	566,000	725,000	820,000	803,000	761,000
Number of executive distributors(2)	27,915	29,131	32,016	30,471	29,756

(1)	Beginning in 2006 the Company adopted FAS 123R which resulted in stock-based compensation expense of $9.3 million.

(2)	Active distributors include preferred customers and distributors purchasing products directly from us during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required personal and group sales volumes. Following the opening of our retail business in China during 2003, active distributors includes 117,000, 147,000, 116,000 and 79,000 preferred customers in China and executive distributors includes 3,100, 5,437, 3,787 and 2,936 employed, full-time sales representatives for the years ended December 31, 2003, 2004, 2005 and 2006, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion of our financial condition and results of operation should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, which are included in this Annual Report on Form 10-K.

Overview

        We are a leading, global direct selling company with 2006 revenue of $1.12 billion and a global network of over 761,000 active independent product distributors and preferred customers who purchase our products for resale and for personal use. Approximately 30,000 of these distributors are executive level distributors, who play an important leadership role in our distribution network and are critical to the growth of our business. We develop and market premium-quality personal care products under the Nu Skin brand, science-based nutritional supplements under the Pharmanex brand, and technology-related products and services under the Big Planet brand. We currently operate in 45 markets throughout Asia, the Americas and Europe.

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

        Our distributors market and sell our products based on the distinguishing benefits and innovative characteristics of our products. As a result, it is vital to our business that we continuously leverage our research and development resources to develop and introduce innovative products and provide our distributors with an attractive portfolio of products. We also offer unique initiatives and business tools, such as our technologically-advanced Pharmanex® BioPhotonic Scanner (the “Scanner”), to help distributors effectively differentiate our earnings opportunity and product offering. If we experience delays or difficulties in introducing compelling products or attractive initiatives or tools into a market, this can have a negative impact on revenue. In addition, as a result of the global nature of our distributor incentives, the introduction of a new product or key initiative such as the Scanner can negatively impact other markets or product lines to the extent our distributor leaders focus their efforts on the new product or initiative.

        We have developed a global distributor compensation plan and other incentives designed to motivate our distributors to market and sell our products and to build sales organizations around the world and across product lines. Our extensive global distributor network helps us to rapidly introduce products and penetrate our markets with little up-front promotional expense. One of the key distributor incentives that we have developed and continue to promote in many of our markets is our product subscription and loyalty program that provides incentives for customers to commit to purchase a specific amount of products on a monthly basis. We believe these subscription programs have improved customer retention, have had a stabilizing impact on revenue and have helped generate recurring sales for our distributors. Subscription orders represented 48% of our revenue in 2006.

        In 2006 we generated approximately 80% of our revenue from our Asian markets, with sales in Japan representing approximately 43% of revenue. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, in particular fluctuations between the Japanese yen and the U.S. dollar, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to network marketing activities and nutritional supplements that create certain risks for our business, including improper claims or activities by our distributors and the potential inability to obtain necessary product registrations. For more information about these risks and challenges we face, please refer to “Note Regarding Forward-Looking Statements.”

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

	Year Ended December 31,
Revenue by Region	2004		2005		2006
	(U.S. dollars in millions)
North Asia	$ 640.1	56%	$ 649.4	55%	$ 593.8	53%
Greater China	229.8	20	236.7	20	208.2	19
Americas	149.6	13	162.1	14	165.9	15
South Asia/Pacific	81.8	7	86.7	7	88.0	8
Europe	36.6	4	46.0	4	59.5	5
	$ 1,137.9	100%	$ 1,180.9	100%	$ 1,115.4	100%

        Cost of sales primarily consists of:

•	cost of products purchased from third-party vendors, generally in U.S. dollars;

•	costs of self-manufactured products;

•	cost of sales materials which we sell to distributors at or near cost;

•	amortization expenses associated with certain products and services such as the Scanners that are leased to distributors;

•	freight cost of shipping products to distributors and import duties for the products; and

•	royalties and related expenses for licensed technologies.

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

        Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include distributor commissions as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to former employed sales representatives in China. Our global compensation plan, which we employ in all of our markets except China, is an important factor in our ability to attract and retain distributors. We pay monthly commissions to several levels of distributors on each product sale based upon a distributor’s personal and group product volumes, as well as the group product volumes of up to six levels of executive distributors in such distributor’s downline sales organization. We do not pay commissions on sales materials, which are sold to distributors at or near cost. Small fluctuations occur in the amount of commissions paid as the network of distributors actively purchasing products changes from month to month. However, due to the size of our distributor force of over 761,000 active distributors, the fluctuation in the overall payout is relatively small. The overall payout has typically averaged from 41% to 43% of global product sales. From time to time, we make modifications and enhancements to our global compensation plan in an effort o help motivate distributors and develop leadership characteristics, which can have an impact on selling expenses.

        Distributors also have the opportunity to make retail profits by purchasing products from us at wholesale and selling them to customers with a retail mark-up. We do not account for nor pay additional commissions on these retail mark-ups received by distributors. In many markets, we also allow individuals who are not distributors, whom we refer to as “preferred customers”, to buy products directly from us at wholesale prices. We pay commissions on preferred customer purchases to the referring distributors.

        General and administrative expenses include:

•	wages and benefits;

•	rents and utilities;

•	depreciation and amortization;

•	promotion and advertising;

•	professional fees;

•	travel;

•	research and development; and

•	other operating expenses.

        Labor expenses are the most significant portion of our general and administrative expenses. Promotion and advertising expenses include costs of distributor conventions held in various markets worldwide, which we expense in the period in which they are incurred. Because our various distributor conventions are not always held during each fiscal year, their impact on our general and administrative expenses may vary from year to year. For example, we have typically held our global distributor convention and our Japan distributor convention, our two most expensive conventions, every 18 months. Therefore, we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods and year-over-year comparisons have been impacted accordingly. We held a global distributor convention in October 2005 but did not hold one in 2006. We held Japan distributor conventions in November 2004 and March of 2006. In the future, we plan to begin holding global conventions every 24 months instead of every 18 months.

        Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates in 2006 were approximately 17.5% in Hong Kong, 25% in Taiwan, 27.5% in South Korea, 46% in Japan and 30% in China. For the years 2006 through 2008 we are subject to a reduced tax rate of 50% of the statutory rate in China, after which time we will be subject to the full statutory rate. We are subject to taxation in the United States at the statutory corporate federal tax rate of 35% and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 37.7% for the year ended December 31, 2006.

Critical Accounting Policies

        The following critical accounting policies and estimates should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto. Management considers the most critical accounting policies to be the recognition of revenue, accounting for income taxes, stock-based compensation expense and accounting for intangible assets. In each of these areas, management makes estimates based on historical results, current trends and future projections.

        Revenue. We recognize revenue when products are shipped, which is when title and risk of loss pass to our independent distributors. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5% of gross sales. A reserve for product returns is accrued based on historical experience. We classify selling discounts and rebates, if any, as a reduction of revenue. Our global compensation plan for our distributors is focused on remunerating distributors based upon the selling efforts of the distributors and their downlines, and not their personal purchases.

        Income Taxes. We account for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2006, we had net deferred tax assets of $51.6 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining the extent of valuation allowances required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

        In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to make this determination.

        Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and therefore have not restated results for prior periods. Our results of operations during 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. During the year ended December 31, 2006, we recorded $9.3 million in pre-tax stock-based compensation expense. Total stock-based compensation expense, net of tax, for the year ended December 31, 2006 was $5.8 million.

        Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are not amortized. Our intangible assets with finite lives are recorded at cost and are amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note 5 to the Consolidated Financial Statements). We are required to make judgments regarding the useful life of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. The annual impairment tests were completed and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

Results of Operation

        The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2004	2005	2006

Revenue	100.0%	100.0%	100.0%
Cost of sales	16.8	17.5	17.5

Gross profit	83.2	82.5	82.5

Operating expenses:
Selling expenses	42.9	42.1	43.1
General and administrative expenses	29.3	30.0	31.7
Impairment of assets and other	—	—	0.9
Restructuring and other charges	—	—	1.9

Total operating expenses	72.2	72.1	77.6

Operating income	11.0	10.4	4.9
Other income (expense), net	(.3)	(.3)	(.2)

Income before provision for income taxes	10.7	10.1	4.7
Provision for income taxes	3.9	3.8	1.8

Net income	6.8%	6.3%	2.9%

2006 Compared to 2005

        Overview

        Revenue in 2006 decreased 5% to $1.12 billion from $1.18 billion in 2005. The revenue decrease was primarily attributable to local currency declines in Japan and China. In addition, foreign currency exchange fluctuations negatively impacted reported revenue by 1% in 2006 compared to 2005, particularly as a result of a weakening of the Japanese yen. Revenue in 2006 was positively impacted by growth in South Korea, Europe, the United States, Indonesia, and a number of our other markets around the world. Various global initiatives we implemented during the past year contributed to the growth in these markets and have also had a positive impact on Japan and China. In 2006 we launched several products and tools that have been particularly successful, including our second-generation Pharmanex® BioPhotonic Scanner (the “S2 Scanner”), our g3 nutrition drink, and our Nu Skin® ProDerm™ Skin Analyzer (the “ProDerm Skin Analyzer”). g3 is now one of our top selling products globally, generating more than $60.0 million in revenue in 2006.

        Earnings per share in 2006 were $0.47 compared to $1.04 in 2005 on a diluted basis. In addition to the factors described above, the decrease was impacted by several factors, including:

•	restructuring and impairment charges in the first quarter of 2006 totaling $20.0 million (net of taxes of $12.0 million), or $0.28 per share, relating to a business transformation initiative that we implemented during the first quarter;

•	$5.8 million (net of taxes of $3.5 million) in stock-based compensation expense as a result of the implementation of a new accounting standard requiring the expensing of stock-based compensation beginning in the first quarter of 2006;

•	our relatively high fixed costs in China combined with revenue declines in that market, as well as costs associated with the opening of Russia; and

•	increased distributor commission rates in Japan, as more fully described in the section below entitled, "Selling Expenses."

         Revenue

         North Asia. The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2005	2006	Change

Japan	$ 562.0	$ 476.5	(15%)
South Korea	87.4	117.3	34%
North Asia total	$ 649.4	$ 593.8	(9%)

        Foreign currency fluctuations, particularly a weakening of the Japanese yen throughout the year, negatively impacted North Asia region revenue by 5% in 2006 compared to 2005. Revenue in this region was also negatively impacted by an 11% local currency decline in Japan in 2006 compared to 2005. Our active and executive distributor counts decreased 6% and 10%, respectively, in Japan in 2006 compared to 2005. Our Japan revenue in 2006 was negatively impacted by a slowdown in our business that started in the latter part of 2005, resulting from several factors that impacted our sponsoring story for new distributors, including:

•	modifications we made to our compensation plan in 2005 that we believe negatively impacted revenue and distributor counts;

•	a scale-back of the roll-out of our first-generation BioPhotonic Scanner during the latter part of 2005 in advance of the April 2006 launch of the S2 Scanner;

•	regulatory challenges related to our nutritional supplements and the Scanner which impact the way in which we can market certain products; and

•	declines in our personal care revenue as a result of increased attention to our nutritional business and the Scanner.

        During 2006, we have taken several steps to address these issues. Effective April 1, 2006, we implemented some enhancements to distributor incentives in Japan in order to address the negative impacts resulting from the 2005 modifications. Since April of 2006 we have been rolling out the S2 Scanner in Japan, and we now have approximately 1,500 units in the field. In June of 2006 we launched our g3 nutrition drink in Japan, and it is now our second best-selling product there. In connection with these initiatives, we implemented a corporate image and brand building campaign that includes facility upgrades and media campaigns. We believe that these initiatives are beginning to have a positive impact on our business in Japan, and as a result, we began to see improvements in our year-over-year revenue comparisons in the third and fourth quarters of 2006.

        While we have successfully dealt with regulatory restrictions in the past with respect to our nutritional sales in Japan, the regulatory environment appears to have resulted in a slower than expected response to our Scanner roll-out in Japan that began in 2005. Our nutritional supplements are sold as foods in Japan, which limits the claims we can make with respect to such products, including an inability to claim that our products increase antioxidant levels. In addition, although we are able to link the Scanner measurement to a more general nutritional assessment (which we are not able to do in most of our other markets), we are not able to link it to a specific measure of carotenoid antioxidant levels. We are also limited in our ability to tie the Scanner measurement directly to the consumption of our nutrition products.

        Our personal care business has slowed in Japan over the last couple of years as much of the attention in this market has focused on our nutritional business. As a result, we are focusing more resources on product development in personal care in order to revitalize this part of our business there. As part of this effort, during the first part of 2007 we plan to launch a new, advanced anti-aging skin care product called Beauty Essence Duo that we believe will help promote our personal care business.

        South Korea has generated significant growth over the past three years in both our personal care and nutrition businesses, and is now our third largest market. Local currency revenue in South Korea grew 25% in 2006 compared to 2005, and active and executive distributor counts grew significantly as well. We believe that these results were due to strong product and other initiatives, alignment of our distributor leaders behind these initiatives, and a strong sponsoring environment. Successful launches in 2006 include g3, a reformulated Nu Skin 180° Anti-Aging Skin Therapy system, and Galvanic Spa II.

        Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2005	2006	Change

China	$ 102.2	$ 70.5	(31%)
Taiwan	92.4	93.1	1%
Hong Kong	42.1	44.6	6%
Greater China total	$ 236.7	$ 208.2	(9%)

        Foreign currency exchange rate fluctuations did not significantly impact revenue in the Greater China region in 2006. China revenue decreased by 31% in 2006 compared to 2005, and our executive and active distributor counts decreased 23% and 31%, respectively. Beginning in the latter part of 2005, we have experienced a slowdown in our business and a weakened sponsoring environment in China. We believe this to be a result of several factors, including delays in the direct selling licensing process following the enactment of new direct selling regulations, related consumer uncertainty and government and media scrutiny of the direct selling industry, which caused us to take a very conservative business approach as we worked towards obtaining a direct selling license. These factors, as well as changes to our compensation plan late in 2005, contributed to the slowdown and to a loss of some high level sales representatives this past year.

        In July of 2006, we received national governmental approval to commence direct selling activities in eight districts within Shanghai. We then obtained necessary local approvals and commenced direct selling activities in Shanghai in January 2007. Although we are in the very early stages of implementing direct selling in China, we are encouraged by sequential month-over-month growth that we have experienced in China since our receipt of our initial approval last July. Our direct selling license in Shanghai allows us to engage an entry-level, non-employee sales force that can sell products away from fixed retail locations. We are also able to hold larger training meetings than were previously allowed, which we believe is helpful in sponsoring and business building. The new direct selling regulations prohibit the use of multi-level compensation plans for direct selling, so we compensate these independent contractors based on their personal selling efforts only. We are structuring our direct sales model in a manner that we believe is complementary to our existing retail store/sales representative model, and will benefit our overall business in China. Our independent direct sellers, for example, will have the opportunity to become employed sales representatives upon developing sales skills and a good customer base, and be compensated for personal sales productivity as well as the productivity of the other representatives that they train and supervise.

        During the next few quarters we will be focusing our efforts on expanding our direct selling model into other provinces and municipalities throughout China. Because direct selling was only recently authorized in China, the regulatory environment with respect to direct selling in this market remains fluid and the process for obtaining the necessary governmental approvals to conduct direct selling continues to evolve. The regulations and processes in some circumstances have been interpreted differently by different governmental authorities. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies for each province. The licensing process includes a requirement that we establish “service centers” that will primarily be used to provide a product return location and will not require a large capital investment. We expect that our retail stores and offices will qualify as service centers, but we plan to add additional small service centers as necessary as we expand. In addition, products we market with a “general food” classification, including our LifePak supplements and certain other Pharmanex products, are not approved for direct selling, and will therefore continue to be sold only through our retail store channel until such time as we obtain a “health food” classification for these products.

        As we are being required to work with such a large number of provincial, city, district and national governmental authorities, we have found that it is taking more time than anticipated to work through the direct selling approval process with these authorities. These authorities have broad discretion in interpreting the regulations and granting necessary approvals. A delay in obtaining approvals at one level can delay our ability to obtain approvals at the next level. In addition, we have received some indications from the national government authorities that they intend to review and monitor the operations of an approved direct selling company during an evaluation period before granting approvals to such company to expand into additional provinces as regulators continue to closely monitor the development of direct selling in China. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in China makes it difficult to predict the timeline for obtaining these approvals.

        Although it will likely take some time to integrate direct selling into our business model, expand throughout the country, and train our sales force to work successfully within the new direct selling guidelines, we believe that this will continue to positively impact our business in China as this process unfolds. For further discussion of the risks to our business and uncertainties associated with the implementation of direct selling in China, please refer to the section below entitled, “Note Regarding Forward-Looking Statements.”

        Local currency revenue for 2006 in Taiwan was up 4% and Hong Kong local currency revenue was up 3% when compared with 2005. During 2006 these markets benefited from the S2 Scanner initiative, the launch of g3, and distributor excitement surrounding business opportunities in China as we work towards rolling out direct selling there. In June of 2006 we completed the build-out of a “gym spa” in Taiwan consisting of a product showcase combined with a fitness center and spa. This facility is generating additional brand awareness in this market.

        Americas. The following table sets forth revenue for the Americas region and its principal markets (U.S. dollars in millions):

	2005	2006	Change

United States	$ 144.5	$ 147.1	2%
Canada	9.6	10.0	(4%)
Latin America	8.0	8.8	9%
Americas total	$ 162.1	$ 165.9	2%

        We believe that growth in the United States was a result of several key initiatives implemented during 2006. Since the second quarter of 2006 we have been rolling out S2 Scanners and ProDerm Skin Analyzer units into the market. We also continued to benefit from the 2005 launch of Photomax, our digital imaging service. Each of these initiatives are proving to be successful sponsoring and sales tools, and growing revenue in each of our product categories. The ProDerm Skin Analyzer, for example, has quickly become a powerful tool for our distributors, contributing to a 28% year-over-year growth in sales in our personal care product category in the fourth quarter of 2006. This tool enables distributors to demonstrate the effectiveness of our skin care products by providing close up skin images. We launched the initial version of this tool only in the United States and Europe. As we continue to evaluate the success of this tool in these markets, we are formulating plans to launch an enhanced version globally. Currently, we plan to introduce an improved second-generation model at our upcoming September 2007 global distributor convention. This new version will have improved optics, a larger camera area, sharper focus and improved hardware. In addition, we are in the process of developing a new weight management system that we currently plan to introduce into the U.S. market later this year, with a global roll out beginning in 2008.

        In October of 2006, we held a North American distributor convention in Salt Lake City attended by over 3,500 distributors and guests. Our distributor force is enthusiastic about our current and planned initiatives in this region, as demonstrated by growth in active and executive distributor counts of 2% and 9%, respectively, in 2006 compared to 2005.

        South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2005	2006	Change

Singapore/Malaysia/Brunei	$ 41.4	$ 33.2	(20%)
Thailand	23.7	26.5	12%
Australia/New Zealand	13.3	14.2	7%
Indonesia	4.2	10.3	145%
Philippines	4.1	3.8	(7%)
South Asia/Pacific total	$ 86.7	$ 88.0	2%

        Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 4% in 2006 compared to 2005. Revenue growth in this region was attributed to incremental revenue from our Indonesia market that was opened in August of 2005, and from strong growth in Thailand and Australia/New Zealand. During the first part of 2006, our Singapore/Malaysia/Brunei markets suffered declines as our distributor force adjusted to compensation plan modifications implemented in latter 2005. However, as a result of our 2006 initiatives, particularly the third quarter launch of g3, these markets have begun to experience improving year-over-year revenue trends during the last few quarters. Active distributor counts decreased in the South Asia/Pacific region by 10%, while executive counts increased 6% in 2006 compared to 2005.

        Europe. The following table sets forth revenue for our Europe region (U.S. dollars in millions):

	2005	2006	Change

Europe	$ 46.0	$ 59.5	29%

        Revenue growth in Europe was primarily a result of growth in Germany and France and the expansion into Israel and Russia. As a result of steady growth in Europe over the past three years, this region is becoming a significant market for our business. We believe that our success in Europe is attributable to strong alignment of distributor leaders behind certain initiatives, including the S2 Scanner and the Galvanic Spa II. During 2006 we also introduced a limited number of ProDerm Skin Analyzer units into the region, and this tool has been received with a positive response by our European distributors. Our active and executive distributor counts increased by 26% and 17%, respectively, in 2006 compared to 2005.

        Gross profit

        Gross profit as a percentage of revenue in 2006 remained level with 2005 at 82.5%. The negative impact from a strengthening of the U.S. dollar against the Japanese yen during 2006 was offset by a positive impact from a decrease in Scanner amortization following our transition to less expensive S2 Scanners and the write-down of first generation Scanner units in the first quarter of 2006. Going forward, we anticipate that gross margins may decrease slightly as a result of a continued weakening of the Japanese yen as well as increased air freight costs and g3 supply costs.

        Selling expenses

        Selling expenses decreased to $480.1 million in 2006 from $497.4 million in 2005, but increased as a percentage of revenue to 43.1% in 2006 from 42.1% in 2005. The increase as a percentage of revenue was due primarily to an increase in the average commission rate in Japan in 2006, resulting from enhancements to our compensation plan which took effect April 1, 2006 and were designed to bring the average commission rate in that market back to its previous levels before the implementation of a change in 2005.

        General and administrative expenses

        General and administrative expenses decreased to $353.4 million in 2006 from $354.2 million in 2005, but increased as a percentage of revenue to 31.7% in 2006 from 30.0% in 2005. The overall decline in general and administrative expenses in 2006 was a result of our transformation initiative implemented this past year aimed at streamlining our business reducing overhead. These savings were offset by other increased costs, including $9.3 million of stock-based compensation expenses as a result of the adoption of SFAS 123R in 2006, and expenses associated with the commencement and expansion of operations in new markets, including Russia and Indonesia. These factors, together with higher fixed expenses in China related to our retail operations, coupled with lower revenue in China, resulted in the increase in general and administrative expenses as a percentage of revenue in 2006 compared to 2005.

        In connection with our adoption of SFAS 123R in 2006, we began granting fewer incentive stock option awards and began granting more restricted stock unit awards. The use of restricted stock unit awards will result in lower dilution and lower expense than would be the case if we continued to grant only stock options in accordance with historical practice.

        Impairment of assets and other

        During the first quarter of 2006, we recorded impairment charges of $20.8 million, primarily relating to our first generation Scanners. In February 2006, as a result of our launch of and transition to the S2 Scanner, we determined it was necessary to write down the book value of the existing inventory of the prior model of the Scanner. The impairment charges relating to the Scanner recorded during the first quarter of 2006 totaled $19.0 million.

        In addition, during the first quarter of 2006 we completed a settlement agreement with a Big Planet vendor to terminate our purchase commitments for video technology for approximately $1.8 million as we moved away from this technology in our Big Planet business.

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

        Although our business transformation initiative will be an ongoing process, nearly all of the restructuring expenses related to the transformation were incurred during the first quarter of 2006. These initiatives generated savings of approximately $15 million in 2006 and we anticipate continued savings going forward. We are investing a portion of these savings towards various growth initiatives, particularly in Japan.

        Other income (expense), net

        Other income (expense), net was $2.0 million of expense in 2006 compared to $4.2 million of expense in 2005. Fluctuations in other income (expense), net are impacted by interest income and expense and foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes.

        Provision for income taxes

        Provision for income taxes decreased to $19.9 million in 2006 from $44.9 million in 2005. The effective tax rate decreased slightly to 37.7% from 37.8% of pre-tax income in 2006 and 2005, respectively.

        Net income

        As a result of the foregoing factors, net income decreased to $32.8 million in 2006 from $74.0 million in 2005.

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

        Revenue in Japan decreased 2% in 2005 compared to 2004 and was negatively impacted 1% by changes in foreign currency exchange rates following a significant weakening of the Japanese yen during the second half of the year. In local currency, revenue in Japan decreased 1% as a result of a local currency decline in the second half of the year. This decline was a result of the following:

•	modifications to distributor incentives that appear to have negatively impacted revenue later in the second half of the year and resulted in declines in executive distributors;

•	a slower than expected market response to our roll-out of the Scanner program during 2005 due to regulatory constraints; and

•	our scale-back of the Scanner roll-out and related promotional campaigns during the latter part of 2005 in anticipation of the 2006 launch of the S2 Scanner.

        In 2005 we made some modifications to our compensation plan in Japan similar to changes that had been successfully implemented previously in other markets, including the United States. Upon review of our second-half results in Japan, it appears that the changes in incentives did not have the same positive impact as they did in other markets and contributed to the decline in revenue. Effective April 1, 2006, we implemented some enhancements to distributor incentives in Japan in order to address the negative impacts resulting from previous modifications.

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

        South Korea generated its eighth consecutive quarter of year-over-year growth in the fourth quarter of 2005, with local currency revenue growth of 19% in 2005 compared to 2004 as well as significant growth in our active and executive distributor counts. We believe that these results were due to strong product and other initiatives and alignment of our distributor leaders behind these initiatives.

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

        China revenue decreased by 3% in 2005 compared to 2004. We experienced sequential growth in our business in China during the first half of the year following the introduction of Pharmanex products and the Scanner. Our business declined, however, during the second half of the year as a result of changes we made to our compensation plan in China in July of 2005 in order to prepare for anticipated direct selling regulations in that market. These changes negatively impacted our revenue during the second half of the year as our sales representatives adapted to them. In addition, in September of 2005, the Chinese government announced the adoption of the new direct selling regulations. Consumer uncertainty regarding the impact of the new regulations increased following publication of the new regulations, also negatively impacting our sales during the second half of the year. These issues contributed to a 30% decline in our sales representative count in 2005 compared to 2004.

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

        Americas. The following table sets forth revenue for the Americas region and its principal markets (U.S. dollars in millions):

	2004	2005	Change

United States	$ 135.7	$ 144.5	6%
Canada	10.0	9.6	(4%)
Latin America	3.9	8.0	105%
North America total	$ 149.6	$ 162.1	8%

        Revenue in the United States grew 6% in 2005 compared to 2004 and was positively impacted by:

•	the Scanner program;

•	our monthly product subscription program; and

•	the launch of a number of new, innovative Pharmanex, Nu Skin and Big Planet products.

        In early 2005 we launched Photomax, a Big Planet digital imaging service, and during the fourth quarter of 2005 we launched a newly reformulated LifePak product.

        Following modifications to our business model in Latin America a couple of years ago, we began to experience rapid growth in that region through 2005 in terms of revenue and distributor numbers, particularly in Mexico. Towards the end of 2005, we began to experience a slowing of growth rates in Latin America.

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

        Europe. The following table sets forth revenue for our Europe region (U.S. dollars in millions):

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

Liquidity and Capital Resources

        Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment, and the development of operations in new markets. We have generally relied on cash flow from operations to fund operating activities, and we have at times incurred long-term debt in order to fund strategic transactions and stock repurchases.

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $75.8 million in cash from operations in 2006, compared to $114.1 million in 2005. This decrease in cash generated from operations is due to lower revenue and profitability in 2006, resulting in part from approximately $11 million in severance payments and other restructuring charges.

        As of December 31, 2006, working capital was $109.4 million compared to $149.1 million as of December 31, 2005. Our working capital decreased primarily due to a decrease in cash and cash equivalents. Cash and cash equivalents at December 31, 2006 were $121.4 million compared to $155.4 million at December 31, 2005. The decrease in cash was primarily the result of an increase in payment of debt and repurchases of stock in 2006 compared to 2005.

        Capital expenditures in 2006 totaled $35.7 million, and we anticipate capital expenditures of approximately $30 million to $35 million for 2007. These capital expenditures are primarily related to:

•	purchases of Scanners;

•	purchases of computer systems and software, including equipment and development costs for Photomax; and

•	the build-out of manufacturing and additional retail stores in China, as well as other leasehold improvements in our various markets.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of December 31, 2006:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2006(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	5.5 billion yen ($46.6 million as of December 31, 2006)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:(3)

U.S. dollar denominated:	$50.0 million	$40.0 million	4.5%	Notes due April 2010 with annual principal payments beginning April 2006.

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2006(2)	Interest Rate	Repayment terms

	$25.0 million	$10.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016, with annual principal payments beginning July 2010.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($26.2 million as of December 31, 2006)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

2004 $25.0 million revolving credit facility	N/A	$0	N/A	Credit facility expires May 2007

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

(3)

On January 19, 2007, the Company borrowed an additional $40 million under this facility and issued a series of U.S. dollar denominated senior promissory notes bearing a 6.14% interest rate per annum, with interest payable semi-annually beginning on July 20, 2007. The final maturity date of the Notes is January 20, 2017 and principal prepayments are required annually beginning on January 20, 2011 in equal installments of approximately $5.7 million.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. During the year ended December 31, 2006, we repurchased approximately 3.8 million shares of Class A common stock under this program for an aggregate amount of approximately $67.5 million. At December 31, 2006, approximately $60.6 million was available under the stock repurchase program for repurchases. We have continued to repurchase stock in 2007, and as of February 15, 2007, approximately $43.4 million was available under the stock repurchase program for repurchases.

        During each quarter of 2006, our board of directors declared cash dividends of $0.10 per share on our Class A common stock. These quarterly cash dividends totaled approximately $27.8 million and were paid during 2006 to stockholders of record in 2006. In February 2007, the board of directors declared a dividend to be paid in March 2007 of $0.105 per share for Class A common stock. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

         Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, we had taken the position that, under applicable customs law, there was a sale between the manufacturer and our Japan subsidiary, and that customs duties should be assessed on the manufacturer's invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between our U.S. affiliate and our Japan subsidiary and that duties should be assessed on the value of that transaction. We disputed this assessment. We also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute is approximately $25.0 million, net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan and in the United States that we believe will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

         Because we believe the documentation and legal analysis supports our position and the valuation methodology we used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, we believe the assessments are improper and we filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected our letters of protest, and to follow proper administrative procedures we filed appeals with the Japan Ministry of Finance. On June 26, 2006, we were advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. We decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006 we filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, we were advised that the Ministry of Finance also rejected our appeal with them for the imports from November 2004 to June 2005. We currently plan to appeal this decision with the court system in Japan as well. One of the findings cited by the Ministry of Finance in its decisions was that we had treated the transactions as sales between our U.S. affiliate and our Japan subsidiary on our corporate income tax return under applicable income tax and transfer pricing laws. We have paid the $25.0 million in customs duties and assessments, the amount of which we recorded in "Other Assets" in our Consolidated Balance Sheet. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

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

Contractual Obligations and Contingencies

        The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2006 (U.S. dollars in thousands):

	Total	2007	2008-2009	2010-2011	Thereafter

Long-term debt obligations(1)	$ 186,676	$ 32,387	$ 64,411	$ 45,506	$ 44,372
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	39,309	12,829	17,488	8,992	—
Purchase obligations	87,522	49,931	29,388	4,836	3,367
Other long-term liabilities reflected on the balance sheet(3)	—	—	—	—	—
Total	$ 313,507	$ 95,147	$ 111,287	$ 59,334	$ 47,739

(1)	In October 2006, we made a borrowing under our 2003 multi currency uncommitted shelf facility (“shelf facility”) in the amount of $40.0 million. The facility was also increased from $125 million to $205 million at that time (see Note 8 to the Consolidated Financial Statements). In January 2007, we made an additional $40.0 million borrowing under our shelf facility.

(2)	Operating leases include corporate office and warehouse space with two entities that are owned by certain officers and directors of our company who are also founding shareholders. Total payments under these leases were $3.7 million for the year ended December 31, 2006 with remaining long-term obligations under these leases of $17.1 million.

(3)	Other long-term liabilities reflected on the balance sheet of $42.2 million primarily consisting of long-term tax related balances, in which the timing of the commitments is uncertain.

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

	As of December 31, 2004		As of December 31, 2005		As of December 31, 2006
	Active	Executive	Active	Executive	Active	Executive

North Asia	337,000	16,637	340,000	16,129	333,000	15,354
Greater China	229,000	8,827	191,000	7,134	155,000	6,492
Americas	145,000	3,473	147,000	3,893	150,000	4,141
South Asia/Pacific	74,000	2,076	81,000	2,043	73,000	2,169
Europe	35,000	1,003	44,000	1,272	50,000	1,600
Total	820,000	32,016	803,000	30,471	761,000	29,756

Quarterly Results

        The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2006				2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$ 289.3	$ 310.1	$ 290.8	$ 290.7	$ 265.8	$ 284.1	$ 276.3	$ 289.2
Gross profit	239.7	256.1	239.3	239.7	218.8	235.7	228.0	237.8
Operating income	28.8	37.0	30.0	27.3	(15.5)	23.9	21.0	25.3
Net income	17.7	22.8	17.7	15.8	(10.3)	14.1	13.2	15.9
Net income per share:
Basic	0.25	0.33	0.25	0.22	(0.15)	0.20	0.19	0.23
Diluted	0.25	0.32	0.25	0.22	(0.15)	0.20	0.19	0.23

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires the expensing of stock-based compensation beginning the first fiscal year that begins after June 15, 2005. Consequently, we began expensing stock-based compensation during the first quarter of 2006 and recorded stock-based compensation expense of approximately $9.3 million in 2006. Through 2005, we accounted for stock-based compensation granted to employees according to the provisions of APB Opinion No. 25.

        In June 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, but are not yet in a position to make this determination.

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized primarily outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our subsidiaries’ primary markets is considered the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Over the past year or so we have seen an overall weakening of the Japanese yen against the U.S. dollar. Any further weakening of the yen would negatively impact reported revenue and profits. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of December 31, 2006, we had contracts with notional amounts totaling $10.1 million with expiration dates through December 2007. All of these contracts were denominated in Japanese yen. For the year ended December 31, 2006, we recorded gains of $1.9 million in operating income, and gains of $0.2 million, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Because of our foreign exchange contracts at December 31, 2006, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

        Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2005				2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan(1)	104.5	107.5	111.3	117.3	116.9	114.3	116.3	117.7
Taiwan	31.5	31.4	32.3	33.4	32.3	32.2	32.8	32.8
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	1,022.4	1,008.4	1,029.4	1,036.0	975.7	949.3	954.8	937.0
Malaysia	3.8	3.8	3.8	3.8	3.7	3.6	3.7	3.6
Thailand	38.6	40.1	41.3	41.0	39.3	38.1	37.7	36.5
China	8.3	8.3	8.1	8.1	8.1	8.0	8.0	7.9

(1)	As of February 15, 2007, the exchange rate of U.S. $1 into the Japanese yen was approximately 119.2.

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

These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our plans to launch or to continue to roll out certain products, tools and other initiatives in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our plans regarding the expansion of direct selling in China, and our belief that this will positively impact our business there;

•	our expectation that our retail stores will qualify as “service” centers and our plans to add service centers throughout China as necessary;

•	our anticipation that gross margins may decrease slightly going forward;

•	our expectation that we will spend approximately $30 million to $35 million for capital expenditures during 2007;

•	our belief that our recent business transformation initiative will provide continued savings gong forward, and our plans to invest some of these savings into various growth initiatives;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan; and

•	our belief that it is not probable that we will incur a loss relating to the Taiwan audit.

        In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and factors described herein in “Item 1A. — Risk Factors” (which contain a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a)	Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin and earnings from those expected could be caused by:

•	further weakening of the Japanese yen;

•	regulatory constraints with respect to the claims we can make regarding the efficacy of our products and tools;

•	increasing competitive pressures;

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	political unrest or uncertainty; or

•	natural disasters or epidemics.

(b)	Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and minor fines being paid in some cases. Because of the government’s significant concerns about direct selling activities, government regulators in China scrutinize very closely activities of direct selling companies or activities that resemble direct selling. Even though we have now obtained approval to conduct direct selling in China, government regulators continue to scrutinize our activities and the activities of our distributors and sales employees to monitor our compliance with the new regulations and other applicable regulations as we integrate direct selling into our business model. We continue to be subject to current governmental reviews and investigations. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling approvals, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, all of which could harm our business.

(c)	Towards the end of 2005, Chinese regulators adopted anti-pyramiding and new direct selling regulations that allow direct selling but contain significant restrictions and limitations, including a restriction on multi-level compensation. These new regulations are not yet well understood, and there continues to be some confusion and uncertainty as to the meaning of the new regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these new regulations and the impact of these new regulations on pending regulatory reviews and investigations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation under the new rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our direct selling business. Although we have obtained approval to conduct direct selling in China, our current license only allows us to conduct direct selling in eight districts within Shanghai. If we are unable to establish required service centers or obtain additional necessary national and local approvals as quickly as we would like, or if we are not able to offer a direct selling opportunity that is attractive to distributors as a result of the limitations under the direct selling regulations, our ability to grow our business there could be negatively impacted.

(d)	Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives such as the Scanner and others will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our markets. For example, during the past couple of years certain modifications were made to compensation incentives in China, Japan, and certain Southeast Asia markets that appear not to have been as well received by some distributors as expected, contributing to declines in distributor numbers and revenue results. We have recently implemented compensation plan enhancements in Japan designed to address the negative impacts of previous changes. In China, we are making some additional modifications to our employed sales representative compensation model to simplify it and to make it complementary to the compensation model we are implementing for the independent distributor sales force. There can be no assurance, however, that these measures will be successful in generating distributor excitement in these markets.

(e)	Our use of the Scanner is subject to regulatory risks and uncertainties in our various markets. For example, in March 2003 the United States Food and Drug Administration (the “FDA”) questioned its status as a non-medical device and we subsequently filed an application with the FDA to have the Scanner classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the Scanner is a medical device, including the claims that we or our distributors make about it. We face similar regulatory issues in other markets with respect to the status of the Scanner as a non-medical device and the claims that can be made in using it. For example, during the past year we faced regulatory inquiries in Singapore, Korea, Japan and Thailand regarding distributor claims with respect to the Scanner. Although these matters have not resulted in any adverse action against us, our revenue in any market going forward could be negatively impacted if we face similar issues in the future or if such inquiries weaken distributor enthusiasm surrounding the Scanner. A determination in any market that the Scanner is a medical device or that distributors are using it to make medical claims could negatively impact our ability to use the Scanner in such market. In addition, if distributors make claims regarding the Scanner outside of claims approved by us, or use it in a manner not authorized by us, this could result in regulatory actions against our business.

(f)	Our current and planned initiatives surrounding the S2 Scanner and the Nu Skin® ProDerm™ skin analysis tool in our various markets are subject to technical and regulatory risks and uncertainties. The S2 Scanner is a newly developed tool and we cannot be certain that it will consistently meet performance expectations. In addition, we have experienced delays and challenges in completion of a ProDerm unit that meets our specifications and objectives. We have introduced an initial version in the United States that has fewer features while we continue to develop an enhanced version. If we continue to experience difficulties or delays in completing this process that prevent us from meeting our launch schedules or developing a tool that performs the desired functions, our business may be harmed. Our plans are also subject to regulatory risks, particularly in Japan, where there is a risk that regulatory authorities in Japan may impose limitations on the use of this tool and on claims that may be made in connection with its use. Such limitations in Japan or any other markets could weaken the ability of our distributors to utilize this tool in building their businesses, and could dampen distributor enthusiasm surrounding it.

(g)	As we work to grow operations in Russia and other developing markets, work through the approval processes for expansion of direct selling in China and look to develop other new markets, we anticipate that some distributor leaders in other markets will shift their focus away from their home markets and towards business prospects in these markets. This shift of focus of distributor leaders can negatively impact distributor leadership and growth in these other markets and consequently negatively impact revenue. In addition, if Russia and China are not as successful as the distributor leaders from these other markets anticipate, this can also dampen distributor enthusiasm.

(h)	As we continue to implement our business transformation initiative, there could be unintended negative consequences, including business disruptions and/or a loss of employees. Further, we may not realize the cost improvements and greater efficiencies as we hope for as a result of this realignment. In addition, as we continually evaluate strategic reinvestment of any savings generated as a result of our transformation initiative, we may not ultimately achieve the amount of savings that we currently anticipate.

(i)	The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Negative publicity concerning supplements with controversial ingredients has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. The FTC in the United States is also proposing new regulations that would impose new requirements that could be burdensome. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any new regulations applicable to our business that limit our ability to market such products or impose additional requirements on us, our revenue and profitability may be harmed.

(j)	Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. For example, we were assessed by the Japan customs authorities for additional duties on products imported into Japan, and we are currently contesting this assessment. Audits are also often focused on whether or not certain expenses are deductible for tax purposes in a given country. Currently, audits are underway with respect to this issue in a number of our markets, including Taiwan. To the extent we are unable to successfully defend ourselves against such audits and reviews, we may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact our gross margins and operating results.

(k)	Production difficulties and quality control problems could harm our business, in particular our reliance on third party suppliers to deliver quality products in a timely manner.Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Nu Skin Enterprises, Inc.
 Consolidated Balance Sheets
 (U.S. dollars in thousands)

	December 31,
	2005	2006
ASSETS
Current assets
Cash and cash equivalents	$ 155,409	$ 121,353
Current investments	—	—
Accounts receivable	16,683	19,421
Inventories, net	99,399	92,092
Prepaid expenses and other	36,663	44,093
	308,154	276,959

Property and equipment, net	84,053	85,883
Goodwill	112,446	112,446
Other intangible assets, net	91,137	91,349
Other assts	83,076	98,212
Total assets	$ 678,866	$ 664,849
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 20,276	$ 20,815
Accrued expenses	112,023	120,074
Current portion of long-term debt	26,757	26,652
	159,056	167,541

Long-term debt	123,483	136,173
Other liabilities	41,699	42,155
Total liabilities	324,238	345,869

Commitments and contingencies (Notes 9 and 20)

Stockholders' equity
Class A common stock - 500 million shares authorized, $.001 par value, 90.6 million shares issued;	91	91
Additional paid-in capital	179,335	199,322
Treasury stock, at cost - 20.9 million and 20.5 million shares	(284,138)	(346,889)
Accumulated other comprehensive loss	(67,197)	(65,107)
Retained earnings	526,537	531,563
	354,628	318,980
Total liabilities and stockholders' equity	$ 678,866	$ 664,849

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Income
 (U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006

Revenue	$ 1,137,864	$ 1,180,930	$ 1,115,409
Cost of sales	191,211	206,163	195,203

Gross profit	946,653	974,767	920,206

Operating expenses:
Selling expenses	487,631	497,421	480,136
General and administrative expenses	333,263	354,223	353,412
Impairment of assets and other	—	—	20,840
Restructuring and other charges	—	—	11,115

Total operating expenses	820,894	851,644	865,503

Operating income	125,759	123,123	54,703
Other income (expense), net	(3,618)	(4,172)	(2,027)

Income before provision for income taxes	122,141	118,951	52,676
Provision for income taxes	44,467	44,918	19,859

Net income	$ 77,674	$ 74,033	$ 32,817

Net income per share:
Basic	$ 1.10	$ 1.06	$ 0.47
Diluted	$ 1.07	$ 1.04	$ 0.47

Weighted-average common shares outstanding (000s):
Basic	70,734	70,047	69,418
Diluted	72,627	71,356	70,506

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Consolidated Statements of Stockholders' Equity and Comprehensive Income
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2004	$ 91	$ 146,238	$ (216,847)	$ (70,849)	$ 431,615	$ 290,248

Comprehensive income:
Net income	—	—	—	—	77,674	77,674
Foreign currency translation adjustment	—	—	—	(1,402)	—	(1,402)
Net unrealized losses on foreign currency cash flow hedges	—	—	—	(2,590)	—	(2,590)
Less: Reclassification adjustment for realized losses in current earnings	—	—	—	3,235	—	3,235
Total comprehensive income						76,917
Repurchase of Class A common stock (Note 10)	—	—	(72,311)	—	—	(72,311)
Stock-based compensation	—	778	—	—	—	778
Purchase of long-term assets (Note 21)	—	4,279	2,624	—	—	6,903
Reduction in carrying value of intangible asset	—	—	—	—	(8,750)	(8,750)
Exercise of employee stock options (1,834,000 shares)	—	3,814	12,813	—	—	16,627
Tax benefit of options exercised	—	8,448	—	—	—	8,448
Cash dividends	—	—	—	—	(22,627)	(22,627)
Balance at December 31, 2004	91	163,557	(273,721)	(71,606)	477,912	296,233

Comprehensive income:
Net income	—	—	—	—	74,033	74,033
Foreign currency translation adjustment	—	—	—	(597)	—	(597)
Net unrealized gains on foreign currency cash flow hedges	—	—	—	5,278	—	5,278
Less: Reclassification adjustment for realized gains in current earnings	—	—	—	(272)	—	(272)
Total comprehensive income						78,442
Repurchase of Class A common stock (Note 10)	—	—	(24,638)	—	—	(24,638)
Stock-based compensation	—	907	—	—	—	907
Purchase of long-term assets (Note 21)	—	13,512	7,695	—	—	21,207
Exercise of employee stock options (666,000 shares)	—	(349)	6,526	—	—	6,177
Tax benefit of options exercised	—	1,708	—	—	—	1,708
Cash dividends	—	—	—	—	(25,408)	(25,408)
Balance at December 31, 2005	91	179,335	(284,138)	(67,197)	526,537	354,628

Comprehensive income:
Net income	—	—	—	—	32,817	32,817
Foreign currency translation adjustment	—	—	—	3,736	—	3,736
Net unrealized gains on foreign currency cash flow hedges	—	—	—	218	—	218
Less: Reclassification adjustment for realized gains in current earnings	—	—	—	(1,864)	—	(1,864)
Total comprehensive income						34,907
Repurchase of Class A common stock (Note 10)	—	—	(67,452)	—	—	(67,452)
Adjustment related to prior common control merger	—	8,151	—	—	—	8,151
Exercise of employee stock options (519,000 shares)	—	870	4,530	—	—	5,400
Tax benefit of options exercised/restricted shares vested	—	1,836	—	—	—	1,836
Stock-based compensation	—	9,130	171	—	—	9,301
Cash dividends	—	—	—	—	(27,791)	(27,791)
Balance at December 31, 2006	$ 91	$ 199,322	$ (346,889)	$ (65,107)	$ 531,563	$ 318,980

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Consolidated Statements of Cash Flows
 (U.S. dollars in thousands)

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities:

Net income	$ 77,674	$ 74,033	$ 32,817
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	27,883	30,459	29,132
Stock-based compensation	778	907	9,301
Impairment of Scanner asset	—	—	18,984
Changes in operating assets and liabilities:
Accounts receivable	(1003)	(626)	(2,786)
Inventories, net	(4,136)	(11,925)	163
Prepaid expenses and other	21,869	15,991	(8,289)
Other assets	(10,372)	(5,048)	(9,382)
Accounts payable	6,366	(4,906)	118
Accrued expenses	10,910	22,185	6,234
Other liabilities	381	(6,970)	(497)

Net cash provided by operating activities	130,350	114,100	75,795

Cash flows from investing activities:
Purchase of property and equipment	(34,996)	(30,884)	(35,680)
Proceeds on investment sales	185,015	170,610	173,925
Purchases of investments	(195,245)	(160,380)	(173,925)
Purchase of long-term assets	(2,953)	(5,548)	(1,981)

Net cash used in investing activities	(48,179)	(26,202)	(37,661)

Cash flows from financing activities:
Payment of cash dividends	(22,627)	(25,408)	(27,791)
Repurchase of shares of common stock	(72,311)	(24,638)	(67,452)
Exercise of distributor and employee stock options	16,627	6,177	5,400
Income tax benefit of options exercised	—	—	1,836
Payments on long-term debt	(16,241)	(17,074)	(31,611)
Proceeds from long-term debt	—	30,000	45,000

Net cash used in financing activities	(94,552)	(30,943)	(74,618)

Effect of exchange rate changes on cash	(322)	(11,411)	2,428

Net increase (decrease) in cash and cash equivalents	(12,703)	45,544	(34,056)

Cash and cash equivalents, beginning of period	122,568	109,865	155,409

Cash and cash equivalents, end of period	$ 109,865	$ 155,409	$ 121,353

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

1.	The Company

        Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology-related products and services under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; Americas, which consists of the United States, Canada and Latin America; South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Europe, which includes several markets in Europe as well as Israel and Russia (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

        The preparation of these financial statements, in conformity with accounting principles generally accepted in the United States, required management to make estimates and assumptions that affected the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Cash and cash equivalents

        Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.

Current investments

        Current investments consist entirely of auction rate municipal bonds classified as available-for-sale securities. The Company, through its dealers, purchases and sells these securities at par value and records them at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days and despite the long-term nature of their stated contractual maturities, along with the Company’s investment policy and practice to only invest in high investment grade securities, the Company has the ability to quickly liquidate these securities. As a result, the Company has no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its current investments. Interest income generated from these current investments is recorded in other income. There were no current investments as of December 31, 2005 and 2006.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Inventories

        Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method. The Company had reserves for obsolete inventory totaling $5.8 million and $5.9 million as of December 31, 2005 and 2006, respectively.

        Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2005	2006

Raw materials	$ 20,941	$ 24,550
Finished goods	78,458	67,542
	$ 99,399	$ 92,092

Property and equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Furniture and fixtures	5 - 7 years
Computers and equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Scanners	3 years
Vehicles	3 - 5 years

        Expenditures for maintenance and repairs are charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of income. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Goodwill and other intangible assets

        Under the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. The Company’s intangible assets with finite lives are recorded at cost and are amortized over their respective estimated useful lives using the straight-line method to their estimated residual values and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.. In addition, the Company is required to make judgments regarding and periodically assesses the useful life of its intangible assets.

Revenue recognition

        Revenue is recognized when products are shipped, which is when title and risk of loss pass to independent distributors and preferred customers who are the Company’s customers. A reserve for product returns is accrued based on historical experience totaling $2.1 million and $2.3 million as of December 31, 2005 and 2006, respectively. The Company generally requires cash or credit card payment at the point of sale. The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue. The global compensation plan for the Company’s distributors generally does not provide rebates or selling discounts to distributors who purchase its products and services. The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Advertising expense

        Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2004, 2005 and 2006 totaled approximately $1.3 million, $2.4 million and $3.9 million, respectively.

Research and development

        The Company’s research and development activities are conducted primarily through its Pharmanex division. Research and development costs are included in general and administrative expenses in the accompanying consolidated statements of income and are expensed as incurred and totaled $7.7 million, $7.5 million and $8.7 million in 2004, 2005 and 2006, respectively.

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Fair value of financial instruments

        The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The carrying amount of long-term debt approximates fair value because the applicable interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information.

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

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

        The Company leases corporate office and warehouse space from two entities that are owned by certain officers and directors of the Company. Total lease payments to these two affiliated entities were $3.7 million for each of the years ended December 31, 2004, 2005 and 2006 with remaining long-term minimum lease payment obligations under these operating leases of $19.8 million and $17.2 million at December 31, 2005 and 2006, respectively.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

4.	Property and Equipment

        Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2005	2006

Furniture and fixtures	$ 44,769	$ 49,499
Computers and equipment	88,619	90,108
Leasehold improvements	45,663	53,677
Scanners	37,363	30,291
Vehicles	3,140	3,255
	219,554	226,830
Less: accumulated depreciation	(135,501)	(140,947)
	$ 84,053	$ 85,883

        Depreciation of property and equipment totaled $22.5 million, $24.7 million and $23.7 million for the years ended December 31, 2004, 2005 and 2006, respectively, which includes amortization expense relating to the Scanners of approximately $4.9 million, $7.9 million and $7.3 million for the years ended December 31, 2004, 2005 and 2006, respectively.

5.	Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2005	2006

Goodwill	$ 112,446	$ 112,446
Trademarks and trade names	24,599	24,599
	$ 137,045	$ 137,045

	December 31, 2005		December 31, 2006
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$ 42,435	$ 3,304	$ 46,482	$ 6,290	18 years
Developed technology	22,500	9,314	22,500	10,139	20 years
Distributor network	11,598	6,078	11,598	6,580	15 years
Trademarks	12,345	6,255	12,452	6,879	15 years
Other	19,873	17,262	21,349	17,743	5 years
	$ 108,751	$ 42,213	$ 114,381	$ 47,631	15 years

        Amortization of finite-life intangible assets totaled $5.4 million, $5.7 million and $5.4 million for the years ended December 31, 2004, 2005 and 2006, respectively. Annual estimated amortization expense is expected to approximate $6.0 million for each of the five succeeding fiscal years.

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

6.	Other Assets

        Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2005	2006

Deferred taxes	$ 31,804	$ 42,836
Deposits for noncancelable operating leases	13,397	14,476
Deposit for customs assessment (Note 20)	22,853	22,648
Other	15,022	18,252
	$ 83,076	$ 98,212
7.	Accrued Expenses

        Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2005	2006

Accrued commission payments to distributors	$ 41,820	$ 39,142
Income taxes payable	8,880	9,773
Other taxes payable	15,649	16,471
Accrued payroll and payroll taxes	11,405	10,485
Other accruals	34,269	44,203
	$ 112,023	$ 120,074
8.	Long-Term Debt

        The Company maintains a $25.0 million revolving credit facility that expires in May 2007. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. As of December 31, 2006, there were no outstanding balances under this revolving credit facility.

        The Company also has a multi-currency private uncommitted shelf facility with Prudential Investment Management, Inc. which was increased to $205.0 million during 2006. As of December 31, 2006, the Company had $116.2 million outstanding under its shelf facility, $15.0 million of which is included in the current portion of long-term debt. $90.0 million of this long-term debt is U.S. dollar denominated, bears interest of approximately 5.2% per annum and is amortized in three tranches between five and ten years. The remaining $26.2 million as of December 31, 2006, is Japanese yen-denominated senior promissory notes in the aggregate principal amount of 3.1 billion Japanese yen, which were issued on February 7, 2005. The notes bear interest of 1.7% per annum, with interest payable semi-annually. The interest payments on the notes began April 30, 2005. The final maturity date of the notes is April 20, 2014 and principal payments are required annually beginning on April 30, 2008 in equal installments of 445.7 million Japanese yen.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of December 31, 2006, the outstanding balance on the notes was 5.5 billion Japanese yen, or $46.6 million, $11.7 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries or by pledges of 65% to 100% of the outstanding stock of our material subsidiaries.

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

        The following tables summaries the Company’s long-term debt arrangements as of December 31, 2006:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2006	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	5.5 billion yen ($46.6 million as of December 31, 2006)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$40.0 million	4.5%	Notes due April 2010 with annual principal payments beginning April 2006.

	$25.0 million	$10.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2006	Interest Rate	Repayment terms

	$40.0 million	$40.0 million	6.2%	Notes due July 2016, with annual principal payments beginning July 2010.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($26.2 million as of December 31, 2006)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

2004 $25.0 million revolving credit facility	N/A	$0	N/A	Credit facility expires May 2007

        Interest expense relating to the long-term debt totaled $5.9 million, $5.5 million and $5.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

        The notes and shelf facility contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type, including a requirement to maintain a minimum cash balance of $75.0 million. As of December 31, 2006, the Company is in compliance with all financial covenants under the notes and shelf facility.

        Maturities of all long-term debt at December 31, 2006, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2007	$ 26,652
2008	30,397
2009	25,397
2010	31,112
2011	9,463
Thereafter	39,804
Total	$ 162,825

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

9.	Lease Obligations

        The Company leases office space and computer hardware under noncancelable long-term operating leases including related party leases (see Note 3). Most leases include renewal options of at least three years. Minimum future operating lease obligations at December 31, 2006 are as follows (U.S. dollars in thousands):

Year Ending December 31,

2007	$ 12,829
2008	10,312
2009	7,176
2010	5,732
2011	3,260
Thereafter	—
Total	$ 39,309

        Rental expense for operating leases totaled $25.9 million, $30.5 million and $31.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

10.	Capital Stock

        The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share and 100 million shares of Class B common stock, par value $.001 per share. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company’s Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder. All outstanding Class B shares have been converted to Class A shares. As of December 31, 2006 and 2005, there were no Preferred or Class B common shares outstanding.

Weighted-average common shares outstanding

        The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2004	2005	2006

Basic weighted-average common shares outstanding	70,734	70,047	69,418
Effect of dilutive securities:
Stock awards and options	1,893	1,309	1,088
Diluted weighted-average common shares outstanding	72,627	71,356	70,506

        For the years ended December 31, 2004, 2005 and 2006, other stock options totaling 0.6 million, 2.1 million and 2.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Repurchases of common stock

        Since August 1998, the board of directors has authorized the Company to repurchase up to $235.0 million of the Company’s outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for the Company’s equity incentive plans and strategic initiatives. During the years ended December 31, 2004, 2005 and 2006, the Company repurchased approximately 0.1 million, 1.2 million and 3.8 million shares of Class A common stock for an aggregate price of approximately $1.3 million, $24.6 million and $67.5 million, respectively, under these repurchase programs. Between August 1998 and December 31, 2006, the Company repurchased a total of approximately 13.8 million shares of Class A common stock under this repurchase program for an aggregate price of approximately $175.0 million.

        On July 30, 2004, the Company purchased approximately 3.1 million shares of common stock from members of its original stockholder group for an aggregate purchase price of $72.3 million, or $22.62 per share. These stockholders also sold 1.5 million shares to third-party investors.

11.	Stock–Based Compensation

        At December 31, 2006, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

        During the year ended December 31, 1996, the Company’s board of directors adopted the Nu Skin Enterprises, Inc., 1996 Stock Incentive Plan (the “1996 Stock Incentive Plan”). In April 2006, the Company’s Board of Directors approved the Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”). This plan was approved by the Company’s stockholders at the Company’s 2006 Annual Meeting of Stockholders held in May of 2006. The 1996 Stock Incentive Plan and the 2006 Stock Incentive Plan provide for granting of stock awards and options to purchase common stock to executives, other employees, independent consultants and directors of the Company and its Subsidiaries. Options granted under the equity incentive plans are generally non-qualified stock options, but the plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. The contractual term of options granted since 1996 is generally ten years. However, for options granted beginning in the second quarter of 2006, the contractual term has been shortened to seven years. Currently, all shares issued upon the exercise of options are from the Company’s treasury shares. With the adoption of the 2006 Stock Incentive Plan, no further grants will be made under the 1996 Stock Incentive Plan. Under the 2006 Stock Incentive Plan 6.0 million shares were authorized for issuance.

        The total compensation expense related to these plans was approximately $9.3 million for the year ended December 31, 2006. As a result of adopting SFAS 123R, income before provision for income taxes and net income for the year ended December 31, 2006 was $7.7 million lower and $4.8 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.07 per share. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. For the year ended December 31, 2006, all stock-based compensation expense was recorded within general and administrative expenses.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The pro forma table below reflects net income and basic and diluted net income per share for the years ended December 31, 2005 and 2004 had the Company applied the fair value recognition provisions of SFAS 123, as follows (in thousands, except per share amounts):

December 31,
	2004	2005
Net income, as reported	$ 77,674	$ 74,033
Less: Stock-based compensation expense determined
under the fair-value-based method for all awards,
net of related tax effects	(6,224)	(5,823)

Pro forma net income	$ 71,450	$ 68,210

Net income per share:
Basic - as reported	$ 1.10	$ 1.06
Basic - pro forma	$ 1.01	$ 0.97

Diluted - as reported	$ 1.07	$ 1.04
Diluted - pro forma	$ 0.98	$ 0.96

        The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

Stock Options:(1)	2004	2005	2006

Weighted average grant date fair value of grants	$ 7.27	$ 10.43	$ 6.52
Risk-free interest rate	2.8%	3.9%	4.9%
Dividend yield	1.9%	1.6%	2.1%
Expected volatility	45.4%	52.6%	44.3%
Expected life in months	47 months	75 months	58 months

(1)

The fair value calculation was based on stock options granted during the period. The risk free interest rate is based on the rates listed on the federal government website. The dividend yield is based on the rolling average of annual stock prices and the actual dividends paid in the corresponding 12 months. The expected volatility is based on historic stock prices going back the same number of months as the expected life and using 52 observations per year. The Company uses the short-cut method in determining the estimated life.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Options under the plans as of December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2003	6,941.9	$ 11.46
Granted	1,355.2	22.15
Exercised	(1,655.3)	9.97
Forfeited/cancelled/expired	(48.7)	12.46
Outstanding at December 31, 2004	6,593.1	14.03
Vested and expected to vest at December 31, 2004	6,081.3	14.03
Exercisable at December 31, 2004	3,374.0	11.89

Outstanding at December 31, 2004	6,593.1	$ 14.03
Granted	1,379.8	22.04
Exercised	(666.4)	9.17
Forfeited/cancelled/expired	(544.3)	18.87
Outstanding at December 31, 2005	6,762.2	15.99
Vested and expected to vest at December 31, 2005	6,237.2	15.99
Exercisable at December 31, 2005	3,533.5	13.05

Outstanding at December 31, 2005	6,762.2	$ 15.99
Granted	600.5	17.40
Exercised	(519.4)	9.74
Forfeited/cancelled/expired	(979.9)	17.82
Outstanding at December 31, 2006	5,863.4	16.38	6.34	20,447
Vested and expected to vest at December 31, 2006	5,408.2	16.38	6.34	18,860
Exercisable at December 31, 2006	3,639.9	14.48	5.68	17,986

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount varies based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the year ended December 31, 2006 was $3.7 million. The total fair value of options vested and expensed was $4.8 million, net of tax, for the year ended December 31, 2006.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in 000s)	Weighted-average Exercise Price	Weighted-average Years Remaining	Shares (in 000s)	Weighted-average Exercise Price

$0.92 to $5.75	12.7	$ 5.40	1.79	12.7	$ 5.40
$6.50 to $11.00	1,041.8	8.42	5.01	912.6	8.28
$11.37 to $16.00	1,588.6	12.37	5.50	1,466.2	12.40
$16.95 to $28.50	3,220.3	20.97	7.20	1,248.4	21.53
	5,863.4	16.38	6.34	3,639.9	14.48

        Nonvested restricted stock awards as of December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2003	250.0	$ 12.30

Granted	—	—
Vested	(62.5)	12.30
Forfeited	—	—

Nonvested at December 31, 2004	187.5	$ 12.30

Granted	47.5	25.00
Vested	(62.5)	12.30
Forfeited	—	—

Nonvested at December 31, 2005	172.5	$ 15.30

Granted	235.3	17.30
Vested	(79.7)	13.52
Forfeited	(3.3)	17.48

Nonvested at December 31, 2006	324.8	17.42

        As of December 31, 2006, there was $4.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.7 years. As of December 31, 2006, there was $13.4 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

        Effective August 1, 2006, the Company terminated its Employee Stock Purchase Plan. Prior to terminating the Plan the Company recognized approximately $150,000 in compensation expense for this plan for the year ended December 31, 2006.

12.	Income Taxes

        Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2004, 2005 and 2006 (U.S. dollars in thousands):

	2004	2005	2006

U.S.	$ 85,013	$ 70,344	$ 32,907
Foreign	37,128	48,607	19,769
Total	$ 122,141	$ 118,951	$ 52,676

        The provision for current and deferred taxes for the years ended December 31, 2004, 2005 and 2006 consists of the following (U.S. dollars in thousands):

	2004	2005	2006

Current
Federal	$ (10,702)	$ 1,572	$ —
State	553	1,880	2,121
Foreign	21,742	21,495	24,407
	11,593	24,947	26,328

Deferred
Federal	16,805	14,821	4,115
State	1,256	(278)	(1,767)
Foreign	14,813	5,428	(8,817)
	32,874	19,971	(6,469)
Provision for income taxes	$ 44,467	$ 44,918	$ 19,859

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2005	2006

Deferred tax assets:
Inventory differences	$ 3,303	$ 4,583
Stock-based compensation	—	3,079
Accrued expenses not deductible until paid	17,020	18,723
Withholding tax	1,428	931
Minimum tax credit	16,428	3,985
Net operating losses	6,767	11,368
Foreign outside basis in controlled foreign corporation	14,651	23,396
Capitalized research and development	15,087	17,609
Other	3,964	12,476
Gross deferred tax assets	78,648	96,150
Deferred tax liabilities:
Exchange gains and losses	9,164	9,639
Pharmanex intangibles step-up	15,009	14,480
Amortization of intangibles	3,325	4,066
Prepaid expenses	11,665	12,137
Other	6,003	2,692
Gross deferred tax liabilities	45,166	43,014
Valuation allowance	(2,214)	(1,481)
Deferred taxes, net	$ 31,268	$ 51,655

        The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2005	2006

Net current deferred tax assets	$ 13,987	$ 21,294
Net noncurrent deferred tax assets	31,804	42,836
Total net deferred tax assets	45,791	64,130

Net current deferred tax liabilities	—	4
Net noncurrent deferred tax liabilities	14,523	12,471
Total net deferred tax liabilities	14,523	12,475
Deferred taxes, net	$ 31,268	$ 51,655

        The Company’s deferred tax assets as of December 31, 2006 and 2005 were reduced by a valuation allowance relating to tax benefits of certain foreign subsidiaries with operating losses where it is more likely than not, that the deferred tax assets will not be realized. The Company has available foreign net operating losses that began expiring at the end of 2006. During 2006, the Company recorded an adjustment to deferred taxes and additional paid in capital totaling $8.2 million related to the prior merger of companies under common control. The reclassification had no impact on the Company’s statements of income or cash flows.

        The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The actual tax rate for the years ended December 31, 2004, 2005 and 2006 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2004	2005	2006

Income taxes at statutory rate	35.00%	35.00%	35.00%
Foreign tax differential	3.11	—	—
Non-deductible expenses	.21	.55	.86
Branch remittance gains and losses	(.32)	.23	—
Permanently reinvested controlled foreign corporation income	(2.89)	—	—
Other	1.30	1.98	1.84
	36.41%	37.76%	37.70%

        The effective tax rate remained nearly constant between 2006 and 2005. The increase in the effective tax rate in 2005 compared to 2004 was due to an increase in the amount of nondeductible executive compensation, reconciliation of U.S. and foreign income tax payable amounts and other nondeductible expenses related to equity compensation.

        In June 2006, the FASB issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to make this determination.

13.	Employee Benefit Plan

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 15% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who work a minimum of 1,000 hours per year, who have completed at least one year of service and who are 21 years of age or older are qualified to participate in the plan. The Company matches 100% of the first 2% and 50% of the next 2% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 25% per year over four years. The Company recorded compensation expense of $1.3 million, $1.4 million and $1.4 million for the years ended December 31, 2004, 2005 and 2006, respectively, related to its contributions to the plan.

        The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $4.4 million, $4.5 million and $5.0 million as of December 31, 2004, 2005 and 2006, respectively. Although Nu Skin Japan has not specifically funded this obligation, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.8 million, $0.8 million and $1.0 million for the years ended December 31, 2004, 2005 and 2006, respectively. Beginning in 2006, this plan is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). The adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

14.	Executive Deferred Compensation Plan

        The Company has an executive deferred compensation plan for select management personnel. Under this plan, the Company currently makes a contribution of up to 10% of each participant’s salary. In addition, each participant has the option to defer a portion of their compensation up to a maximum of 100% of their compensation. Participant contributions are immediately vested. Company contributions vest based on the earlier of: (a) attaining 60 years of age; (b) continuous employment of 20 years; or (c) death or disability. The Company recorded compensation expense of $0.7 million for the years ended December 31, 2004, 2005 and 2006, respectively, related to its contributions to the plan. The Company had accrued $5.5 million and $6.3 million as of December 31, 2005 and 2006, respectively, related to the Executive Deferred Compensation Plan.

15.	Derivative Financial Instruments

        At December 31, 2005 and 2006, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $23.7 million and $10.1 million, respectively, to hedge forecasted foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of December 31, 2005 and 2006, $5.3 million of net unrealized gain and $0.2 million of net unrealized gain, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at December 31, 2006, have maturities through December 2007, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings were ($5.0 million), ($0.3 million) and $3.3 million for the years ended December 31, 2004, 2005 and 2006, respectively.

        During 2004, 2005 and 2006, the Company did not have any gains or losses related to hedging ineffectiveness. Additionally, no component of gains and losses was excluded from the assessment of hedging effectiveness. During 2004, 2005 and 2006, the Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

16.	Supplemental Cash Flow Information

        Cash paid for interest totaled $4.6 million, $5.6 million and $5.6 million for the years ended December 31, 2004, 2005 and 2006, respectively. Cash paid for income taxes totaled $7.3 million, $15.9 million and $19.4 million for the years ended December 31, 2004, 2005 and 2006, respectively. The increase in cash paid for income taxes in 2005, compared to prior years, was due primarily to the timing of tax payments in foreign jurisdictions.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

17.	Segment Information

        The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China, the Company utilizes an employed sales force to sell its products through fixed retail locations. Selling expenses are the Company’s largest expense comprised of the commissions to its worldwide independent distributors as well as remuneration to its Mainland China sales employees paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, Americas, South Asia/Pacific and Europe.

        Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2004	2005	2006

North Asia	$ 640,110	$ 649,377	$ 593,789
Greater China	229,802	236,681	208,226
Americas	147,568	162,174	165,908
South Asia/Pacific	81,742	86,673	88,017
Europe	36,642	46,025	59,469
Total	$ 1,137,864	$ 1,180,930	$ 1,115,409

        Revenue generated by each of the Company’s three product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2004	2005	2006

Pharmanex	$ 567,190	$ 667,671	$ 632,705
Nu Skin	548,052	484,281	454,480
Big Planet	22,622	28,978	28,224
Total	$ 1,137,864	$ 1,180,930	$ 1,115,409

        Additional information as to the Company’s operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2004	2005	2006

Japan	$ 579,504	$ 562,031	$ 476,466
United States	135,710	144,555	147,090
Korea	65,741	87,346	117,323
Taiwan	82,773	92,412	93,159
Mainland China	105,576	102,214	70,492

	December 31,
Long-lived assets:	2005	2006

Japan	$ 14,234	$ 11,902
United States	37,235	43,520
Korea	1,879	1,274
Taiwan	1,562	2,686
Mainland China	15,104	13,724

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

18.	Impairment of assets and other

        During the first half of 2006, the Company recorded impairment and other charges of $20.8 million, primarily relating to its first generation BioPhotonic Scanners. In February 2006, as a result of the Company’s launch of and transition to its second generation BioPhotonic Scanner, the Company determined it was necessary to write down the book value of the existing inventory of the prior model of the Scanner. The impairment charges relating to the Scanner recorded during the quarter ended March 31, 2006 totaled $19.0 million.

        In addition, during the quarter ended March 31, 2006, the Company completed a settlement agreement with Razorstream, a service provider of video content for our digital product category, to terminate its purchase commitments for video technology for approximately $1.8 million.

19.	Restructuring and other charges

        During the first half of 2006, the Company recorded restructuring and other charges of $11.1 million, primarily relating to its restructuring initiative designed to (i) eliminate organizational redundancies, (ii) revamp administrative support functions, (iii) prioritize investments to favor profitable initiatives and markets, and (iv) increase efficiencies in the supply chain process. As a result, the Company’s overall headcount was reduced by approximately 225 employees, the majority of which related to the elimination of positions at the Company’s U.S. headquarters. These expenses consisted primarily of severance and other charges and had all been paid as of December 31, 2006.

20.	Commitments and Contingencies

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company accounts for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies” and believes it has appropriately provided for income taxes for all years. Several factors drive the calculation of our tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to the Company’s reserves, which would impact its reported financial results.

        In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to make this determination.

         Due to the international nature of the Company's business, the Company is subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which it conducts business throughout the world. In 1999, the Company implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, the Company had taken the position that, under applicable customs law, there was a sale between the manufacturer and the Company's Japan subsidiary, and that customs duties should be assessed on the manufacturer's invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed the Company additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between the Company's U.S. affiliate and its Japan subsidiary and that duties should be assessed on the value of that transaction. The Company disputed this assessment. The Company also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute is approximately $25.0 million, net of any recovery of consumption taxes. Effective July 1, 2005, the Company implemented some modifications to the Company's business structure in Japan and in the United States that the Company believes will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

         Because the Company believes the documentation and legal analysis supports its position and the valuation methodology it used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, the Company believes the assessments are improper and it filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected the Company's letters of protest, and to follow proper administrative procedures the Company filed appeals with the Japan Ministry of Finance. On June 26, 2006, the Company was advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. The Company decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006 it filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, the Company was advised that the Ministry of Finance also rejected its appeal with them for the imports from November 2004 to June 2005. The Company currently plans to appeal this decision with the court system in Japan as well. One of the findings cited by the Ministry of Finance in its decisions was that the Company had treated the transactions as sales between its U.S. affiliate and its Japan subsidiary on its corporate income tax return under applicable income tax and transfer pricing laws. The Company has paid the $25.0 million in customs duties and assessments, the amount of which it recorded in "Other Assets" in its Consolidated Balance Sheet. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

21.	Purchase of Long–Term Assets

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

        On March 7, 2006, the Company acquired Caroderm, Inc. for $4.0 million. As a result of the acquisition, the Company acquired Caroderm’s license to use the Scanner technology within the professional medical community. As the sole asset of Caroderm was its license and field of use rights with respect to the Scanner technology, all the consideration paid was allocated to that asset and is being amortized over the period of the remaining license agreements related to the Scanner technology. As of December 31, 2006, the Company had paid approximately $2.0 million of the purchase price and anticipates paying the remaining balance within the next year.

22.	Dividends per Share

        Quarterly cash dividends for the years ended December 31, 2005 and 2006 totaled $25.4 million and $27.8 million, respectively. In February 2006, the board of directors declared a quarterly cash dividend of $0.105 per share for all classes of common stock to be paid on March 21, 2007 to stockholders of record on March 2, 2007.

23.	Quarterly Results

        The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2006				2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$ 289.3	$ 310.1	$ 290.8	$ 290.7	$ 265.8	$ 284.1	$ 276.3	$ 289.2
Gross profit	239.7	256.1	239.3	239.7	218.8	235.7	228.0	237.8
Operating income	28.8	37.0	30.0	27.3	(15.5)	23.9	21.0	25.3
Net income	17.7	22.8	17.7	15.8	(10.3)	14.1	13.2	15.9
Net income per share:
Basic	0.25	0.33	0.25	0.22	(0.15)	0.20	0.19	0.23
Diluted	0.25	0.32	0.25	0.22	(0.15)	0.20	0.19	0.23

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

24.	Subsequent Event

        On January 19, 2007, the Company issued a series of U.S. Dollar denominated senior promissory notes (the “Notes”) to affiliates of Prudential Investment Management, Inc. (“Prudential”). The Notes were issued pursuant to the $205 million Private Shelf Agreement entered into between the Company and Prudential on August 26, 2003, as amended from time to time. The aggregate principal amount of the Notes is $40.0 million, bearing a 6.14% interest rate per annum, with interest payable semi-annually beginning on July 20, 2007. The final maturity date of the Notes is January 20, 2017 and principal payments are required annually beginning on January 20, 2011 in equal installments of approximately $5.7 million.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.:

We have completed integrated audits of Nu Skin Enterprises, Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Salt Lake City, Utah

March 1, 2007

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

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

        Changes in Internal Control over Financial Reporting. During the fourth quarter of 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Management Report On Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in this United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2006, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

        Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

        None.

PART III

        The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference to our Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission for our 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. See Index to Consolidated Financial Statements under Item 8 of Part II.

3.	Exhibits. References to the "Company" shall mean Nu Skin Enterprises, Inc. Exhibits preceded by an astrick (*) are management contracts or compensatory plans or arrangements.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1).

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form S-1).

10.1	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	First Amendment to Note Purchase Agreement between the Company and The Prudential Insurance Company of America dated May 1, 2002 (incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

10.5	Fourth Amendment to Note Purchase Agreement, dated as of July 28, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 23, 2006).

10.6	Fifth Amendment to Note Purchase Agreement, dated as of October 5, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 10, 2006).

10.7	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent.

10.8	First Amendment to the Credit Agreement dated December 14, 2001 dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent.

10.9	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	Third Amendment to the Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11	Fourth Amendment to the Credit Agreement, dated as of July 28, 2006, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on August 23, 2006).

10.12	Fifth Amendment to the Credit Agreement, dated as of October 5, 2006, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 10, 2006).

10.13	Private Shelf Agreement, dated as of August 26, 2003, between the Company and Prudential Investment Management, Inc. (the "Private Shelf Agreement") (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.14	First Amendment to Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

10.15	Second Amendment to Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.16	Third Amendment to Private Shelf Agreement dated June 13, 2005 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.17	Fourth Amendment to Private Shelf Agreement dated July 28, 2006 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 23, 2006).

10.18	Fifth Amendment to Private Shelf Agreement dated October 5, 2006 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 10, 2006).

10.19	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.20	Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2005 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed February 8, 2005).

10.21	Series D Senior Notes Nos. D-1, D-2, D-3 and D-4 issued October 5, 2006 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed October 10, 2006).

10.22	Series E Senior Notes Nos. E-1, E-2, E-3, E-4 and E-5 issued January 19, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 25, 2007).

10.23	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

10.24	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.25	Pledge Agreement dated as of January 31, 2005 by and among Nu Skin Asia Investment, Inc., a wholly-owned subsidiary of the Company, and U.S. Bank National Association, as agent for and on behalf of the Benefited Parties under the Amended and Restated Collateral Agency and Intercreditor Agreement (referred to below) (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K/A filed on March 10, 2005).

10.26	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.27	Amendment to Collateral Agency and Intercreditor Agreement dated May 10, 2000, among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender.

10.28	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.29	Master Lease Agreement dated January 16th 2003 by and between the Company and Scrub Oak, LLC (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.31	Master Lease Agreement dated January 16, 2003 by and between the Company and Aspen Country, LLC (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.32	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

10.33	Univerisity of Utah Research Foundation and Nu Skin International, Inc. Amended and Restated Patent License Agreement (Exclusive) Dietary Supplement Preventative Healthcare License dated July 1, 2006.

10.34	Agreement and Plan of Merger among Nu Skin International, Inc., Pharmanex License Acquisition Corporation, Caroderm, Inc. and certain shareholders of Caroderm, Inc. dated as of March 7, 2006 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K/A filed March 17, 2006).

10.35	Letter of Agreement dated September 5, 2006 between Orrin T. Colby, III, Cygnus Resources, Inc. and Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 7, 2006).

10.36	Form of Lock-up Agreement executed by certain of the Company's shareholders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 10, 2003).

*10.37	Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.38	Amendment in Total and Complete Restatement of Deferred Compensation Plan. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

*10.39	Nu Skin Enterprises, Inc. Deferred Compensation Plan dated December 12, 2005 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 19, 2005).

*10.40	Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 12, 2005 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 19, 2005).

*10.41	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005). . *10.42 Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.42	Form of Master Stock Option Agreement (1996 Plan) (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

*10.43	Form of Stock Option Agreement for Directors (1996 Plan).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

*10.44	Form of Contingent Stock Award Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K/A filed for the year ended December 31, 2005).

*10.45	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2006).

*10.46	Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.47	Form of Master Stock Option Agreement for Directors (2006 Plan).

*10.48	Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.49	Nu Skin Enterprises, Inc. 2005 Executive Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 9, 2005).

*10.50	Nu Skin Enterprises, Inc. 2006 Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 1, 2006).

*10.51	Performance Targets and Formulas (approved under the 2006 Senior Executive Incentive Plan).

*10.52	Nu Skin Enterprises, Inc. Senior Executive Benefits Policy (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.53	Summary Description of Nu Skin Japan Director Retirement Allowance Plan.

*10.54	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.55	Summary of Team Elite Travel Policy (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.56	Employment Letter with Truman Hunt (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

*10.57	Amendment to Employment Letter with M. Truman Hunt dated September 22, 2005 and Amendment to provisions of the Company's Executive Incentive Plan with respect to Mr. Hunt (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.58	CEO compensation changes (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.59	Restricted Stock Purchase Agreement, dated as of January 17, 2003, between the Company and Truman Hunt (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.60	Employment Letter with Robert Conlee effective November 26, 2003 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.61	Joseph Y. Chang Employment Agreement dated April 17, 2006 between Mr. Chang and the Company (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on April 18, 2006).

*10.62	Daniel Chard Employment Agreement effective February 13, 2006 between Mr. Chard and the Company.

*10.63	Summary of Non-management Director compensation (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.64	Summary of Non-management Director compensation (revised effective year 2007).

*10.65	Severance letter with Richard King dated March 2, 2006 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.66	Severance letter with Lori Bush dated March 10, 2006 (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.67	Settlement and Release Agreement with Lori Bush dated April 20, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.68	Event Appearance Bonus Guidelines (Approved for Sandra Tillotson in October 2006)

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2007.

NU SKIN ENTERPRISES, INC.
By: /s/ M. Truman Hunt M. Truman Hunt, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2007.

Signatures	Capacity in Which Signed

/s/ Blake M. Roney
Blake M. Roney	Chairman of the Board

/s/ M. Truman Hunt	Chief Executive Officer and Director
M. Truman Hunt	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Sandra N. Tillotson
Sandra N. Tillotson	Senior Vice President, Director

/s/ Steven J. Lund
Steven J. Lund	Director

/s/ Daniel W. Campbell
Daniel W. Campbell	Director

/s/ E. J. "Jake" Garn
E. J. "Jake" Garn	Director

/s/ Paula F. Hawkins
Paula F. Hawkins	Director

/s/ Andrew D. Lipman
Andrew D. Lipman	Director

/s/ D. Allen Andersen
D. Allen Andersen	Director

/s/ Patricia Negrón
Patricia Negrón	Director

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-1).

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form S-1).

10.1	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	First Amendment to Note Purchase Agreement between the Company and The Prudential Insurance Company of America dated May 1, 2002 (incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

10.5	Fourth Amendment to Note Purchase Agreement, dated as of July 28, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 23, 2006).

10.6	Fifth Amendment to Note Purchase Agreement, dated as of October 5, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 10, 2006).

10.7	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent.

10.8	First Amendment to the Credit Agreement dated December 14, 2001 dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent.

10.9	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	Third Amendment to the Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11	Fourth Amendment to the Credit Agreement, dated as of July 28, 2006, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on August 23, 2006).

10.12	Fifth Amendment to the Credit Agreement, dated as of October 5, 2006, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 10, 2006).

10.13	Private Shelf Agreement, dated as of August 26, 2003, between the Company and Prudential Investment Management, Inc. (the "Private Shelf Agreement") (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.14	First Amendment to Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

10.15	Second Amendment to Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.16	Third Amendment to Private Shelf Agreement dated June 13, 2005 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.17	Fourth Amendment to Private Shelf Agreement dated July 28, 2006 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 23, 2006).

10.18	Fifth Amendment to Private Shelf Agreement dated October 5, 2006 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 10, 2006).

10.19	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.20	Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2005 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed February 8, 2005).

10.21	Series D Senior Notes Nos. D-1, D-2, D-3 and D-4 issued October 5, 2006 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed October 10, 2006).

10.22	Series E Senior Notes Nos. E-1, E-2, E-3, E-4 and E-5 issued January 19, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 25, 2007).

10.23	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

10.24	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.25	Pledge Agreement dated as of January 31, 2005 by and among Nu Skin Asia Investment, Inc., a wholly-owned subsidiary of the Company, and U.S. Bank National Association, as agent for and on behalf of the Benefited Parties under the Amended and Restated Collateral Agency and Intercreditor Agreement (referred to below) (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K/A filed on March 10, 2005).

10.26	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.27	Amendment to Collateral Agency and Intercreditor Agreement dated May 10, 2000, among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender.

10.28	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.29	Master Lease Agreement dated January 16th 2003 by and between the Company and Scrub Oak, LLC (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.31	Master Lease Agreement dated January 16, 2003 by and between the Company and Aspen Country, LLC (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.32	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

10.33	Univerisity of Utah Research Foundation and Nu Skin International, Inc. Amended and Restated Patent License Agreement (Exclusive) dated July 1, 2006.

10.34	Agreement and Plan of Merger among Nu Skin International, Inc., Pharmanex License Acquisition Corporation, Caroderm, Inc. and certain shareholders of Caroderm, Inc. dated as of March 7, 2006 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K/A filed March 17, 2006).

10.35	Letter of Agreement dated September 5, 2006 between Orrin T. Colby, III, Cygnus Resources, Inc. and Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 7, 2006).

10.36	Form of Lock-up Agreement executed by certain of the Company's shareholders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 10, 2003).

*10.37	Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.38	Amendment in Total and Complete Restatement of Deferred Compensation Plan. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

*10.39	Nu Skin Enterprises, Inc. Deferred Compensation Plan dated December 12, 2005 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 19, 2005).

*10.40	Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 12, 2005 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 19, 2005).

*10.41	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005). . *10.42 Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.42	Form of Master Stock Option Agreement (1996 Plan) (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

*10.43	Form of Stock Option Agreement for Directors (1996 Plan).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

*10.44	Form of Contingent Stock Award Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K/A filed for the year ended December 31, 2005).

*10.45	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2006).

*10.46	Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.47	Form of Master Stock Option Agreement for Directors (2006 Plan).

*10.48	Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.49	Nu Skin Enterprises, Inc. 2005 Executive Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 9, 2005).

*10.50	Nu Skin Enterprises, Inc. 2006 Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 1, 2006).

*10.51	Performance Targets and Formulas (approved under the 2006 Senior Executive Incentive Plan).

*10.52	Nu Skin Enterprises, Inc. Senior Executive Benefits Policy (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.53	Summary Description of Nu Skin Japan Director Retirement Allowance Plan.

*10.54	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.55	Summary of Team Elite Travel Policy (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.56	Employment Letter with Truman Hunt (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

*10.57	Amendment to Employment Letter with M. Truman Hunt dated September 22, 2005 and Amendment to provisions of the Company's Executive Incentive Plan with respect to Mr. Hunt (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.58	CEO compensation changes (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.59	Restricted Stock Purchase Agreement, dated as of January 17, 2003, between the Company and Truman Hunt (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.60	Employment Letter with Robert Conlee effective November 26, 2003 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.61	Joseph Y. Chang Employment Agreement dated April 17, 2006 between Mr. Chang and the Company (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on April 18, 2006).

*10.62	Daniel Chard Employment Agreement effective February 13, 2006 between Mr. Chard and the Company.

*10.63	Summary of Non-management Director compensation (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.64	Summary of Non-management Director compensation (revised effective year 2007).

*10.65	Severance letter with Richard King dated March 2, 2006 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.66	Severance letter with Lori Bush dated March 10, 2006 (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.67	Settlement and Release Agreement with Lori Bush dated April 20, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.68	Event Appearance Bonus Guidelines (Approved for Sandra Tillotson in October 2006)

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Exhibit Number	Exhibit Description

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.