Form 10-K
period 1998-12-31
NU SKIN ENTERPRISES INC
filed 2007-03-22
CIK 1021561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X|  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the fiscal year ended December 31, 1998 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                            NU SKIN ENTERPRISES, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                     001-12421               87-0565309
----------------------------      ---------------------      ------------------
(State or other jurisdiction      (Commission File No.)         (IRS Employer
    of incorporation)                                        Identification No.)

                              75 West Center Street
                                Provo, Utah 84601
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (801) 345-6100

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                 Name of exchange on which registered
Class A Common Stock, $.001 par value              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

        Based on the closing sales price of the Class A Common Stock on the New York Stock Exchange on March 26, 1999, the aggregate market value of the voting stock (Class A and Class B Common Stock) held by non-affiliates of the Registrant was $704,691,842. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

        As of March 25, 1999, 33,165,315 shares of the Registrant's Class A Common Stock, $.001 par value per share, and 54,606,905 shares of the Registrant's Class B Common Stock, $.001 par value per share, were outstanding.

Documents  incorporated  by  reference.  Portions of the  Company's  1998 Annual
Report to Stockholders to be furnished to the stockholders of the Company pursuant to Rule 14a-3(b) in connection with Registrant's 1999 Annual Meeting of Stockholders are attached hereto as Exhibit 13, and are incorporated herein by reference into Parts II and IV of this Form. Portions of the Company's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange commission within 120 days after the Registrant's fiscal year end are incorporated by reference in
Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                                TABLE OF CONTENTS

PART I  .......................................................................1

ITEM 1.  Business..............................................................1
         General...............................................................1
         Recent Developments...................................................2
         Business Divisions ...................................................4
         Product Summary.......................................................6
         Distribution System..................................................12
         Product Development..................................................17
         Sourcing and Production..............................................19
         Regional Profiles....................................................20
         Competition..........................................................22
         Intellectual Property................................................23
         Government Regulation................................................23
         Employees............................................................27
         Risk Factors.........................................................27
ITEM 2.  Properties...........................................................35
ITEM 3.  Legal Proceedings....................................................35
ITEM 4.  Submission of Matters to a Vote of  Security Holders.................36

PART II ......................................................................37

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters..........................................................37
ITEM 6.  Selected Financial Data..............................................37
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................37
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk ..........37
ITEM 8.  Financial Statements and Supplementary Data..........................37
ITEM 9.  Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure.............................................37

PART III......................................................................38

PART IV ......................................................................38

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....38

Signatures....................................................................44

                           FORWARD LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 1. BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS AND MARKET OPPORTUNITIES. THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS, SEE "ITEM 1. BUSINESS -- RISK FACTORS" BEGINNING ON PAGE 27.

         THE COMPANY HAS ENTERED INTO A LETTER OF INTENT TO ACQUIRE BIG PLANET, INC. AND THE REMAINING PRIVATE AFFILIATES OPERATING IN NORTH AMERICA (OUTSIDE OF THE UNITED STATES). THIS FORM 10-K CONTAINS INFORMATION CONCERNING THE BUSINESS OF BIG PLANET, INC. AND THE PRIVATE AFFILIATES AND THE ANTICIPATED EFFECT OF SUCH PROPOSED ACQUISITIONS ON THE BUSINESS OF THE COMPANY. THE COMPANY IS IN THE PROCESS OF FINALIZING DEFINITIVE AGREEMENTS WITH RESPECT TO SUCH PROPOSED ACQUISITIONS. THE PROPOSED ACQUISITIONS ARE SUBJECT TO SEVERAL CONDITIONS INCLUDING COMPLETION OF DEFINITIVE DOCUMENTATION, RECEIPT OF NECESSARY REGULATORY AND THIRD-PARTY APPROVALS, COMPLETION OF THE COMPANY'S DUE DILIGENCE REVIEW, AND APPROVAL BY THE STOCKHOLDERS OF BIG PLANET AND THE PRIVATE AFFILIATES. THERE CAN BE NO ASSURANCE THAT THE PROPOSED ACQUISITIONS WILL BE COMPLETED AS PLANNED.

         Unless the context requires otherwise, references to the Company are to Nu Skin Enterprises, Inc. and its subsidiaries. In this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars. Nu Skin, Pharmanex, Interior Design Nutritionals, "6S Quality Process", and IDN are trademarks of the Company. Big Planet and InterNetworking are trademarks of Big Planet, Inc. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, trademarks of the Company.

                                     PART I

ITEM 1.  BUSINESS

General

         Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that currently distributes premium quality personal care products and nutritional supplements. Upon completion of the planned acquisition of Big Planet, Inc. discussed below, the Company will also offer Internet connectivity, e-commerce, telecommunications, and other technology products and services to consumers in the United States. The Company currently operates in 27 countries throughout North Asia, Southeast Asia, North America, Europe, and South America and is reported to be one of the largest direct selling companies in the world.

         The Company distributes its products exclusively through a network marketing system. The Company currently has a network of nearly 500,000 active distributors located throughout its 27 markets that purchase products for resale to consumers and for personal consumption. Nu Skin was among the first direct selling companies to compensate distributors in their home countries for product sales around the world. Under the Company's "Global Compensation Plan," distributors can develop a seamless network of downline distributors throughout the world and across divisions. The Company believes that its extensive distributor force and the Global Compensation Plan provide the Company with a competitive advantage in gaining quick access to new geographic markets and rapid market penetration of new products.

         During the past twelve months the Company has taken significant actions to broaden the Company's business both geographically and across product lines and to gain greater control over its product and business opportunity offerings. These actions include:

       * The acquisition of Pharmanex, Inc. ("Pharmanex"), a premier developer of nutritional supplements.

       * The expansion of operations into five new markets--Brazil, Sweden, Denmark, Poland, and the Philippines.

       *      The acquisition of Nu Skin operations in the United States.

       *      The  execution  of a letter of intent to acquire Big Planet,  Inc.
              ("Big  Planet")  and  the  Company's   other  private   affiliates
              operating in Canada, Mexico, and Guatemala.

These initiatives were designed to leverage the Company's primary asset, its sales and distribution channel and related expertise, by strengthening existing product lines, providing the Company with greater control over product and business opportunity offerings, expanding the Company's geographic markets, establishing a technology division, fortifying the Company's support infrastructure, and positioning the Company for further growth.

         The   acquisition   of  the  United   States  market  and  the  planned
acquisitions of Big Planet and the remaining private affiliates operating in North America should also simplify the Nu Skin corporate structure by consolidating all of Nu Skin's operations under the Company. This should allow the Company to transition from a geographic management focus to a strategic, product-based business model along three general product divisions. The divisions will offer the following three distinct business opportunities, each specifically designed for the network marketing distribution channel, and each managed and directed by dedicated, distinct management teams:

         Nu Skin Personal Care. The Company's original product line and business opportunity, offering over 100 premium quality personal care products in several categories: facial care, body care, hair care, and color cosmetics, as well as specialty products such as sun protection, oral hygiene, and fragrance.

         Pharmanex. A nutritional supplement division offering a variety of nutritional supplements in several categories: multi-vitamin and mineral products and supplements that are currently marketed under the IDN (Interior Design Nutritional) trademark including LIFEPAK, the Company's flagship nutritional supplement, five proprietary natural supplements and a broad line of standardized botanical supplements acquired in the acquisition of Pharmanex, and a line of sports nutritional and general health solutions.

         Big Planet. A communications and technology products and services division that offers Internet access and related services, e-commerce, telecommunications, unified communications, and on-line and CD-ROM educational products.

Recent Developments

         Acquisition of Nu Skin International. At the beginning of 1998, the Company operated as the exclusive distribution vehicle for NSI in the countries of Japan, Taiwan, Hong Kong (including Macau), Thailand, and South Korea, and had the right to expand only into certain other Asian markets including the Philippines, the People's Republic of China, Vietnam, Singapore, Malaysia, and Indonesia. In February 1998, the Company commenced operations in the Philippines. In March 1998, the Company acquired NSI and certain other affiliated entities for $70.0 million in preferred stock, the issuance of long-term notes payable to the stockholders of the NSI totaling approximately $6.2 million, and the assumption of liabilities of approximately $173.8 million in notes that were distributed by NSI prior to the closing to the NSI stockholders as a distribution of all previously earned and undistributed "S" corporation earnings. The preferred stock was subsequently converted into 2,978,159 shares of

Class A Common Stock after giving effect to the cancellation of 8,504 shares following an adjustment in the purchase price based on the audited closing balance sheet of NSI. Through this acquisition, the Company obtained:

       * Nu Skin's existing operations in New Zealand, Australia, and ten countries in Europe, and the right to all other future markets.

       * Ownership of all rights to the Nu Skin distributor force, including all distributor agreements and the Global Compensation Plan, and all trade names, trademarks, product formulations, and other intellectual property rights and know how associated with the Nu Skin business and products, all of which were previously made available to the Company through a license from NSI.

       * Greater control over product development, manufacturing, pricing, and the strategic development of the Nu Skin products and business offerings.

         Acquisition  of  Pharmanex.  In  October  1998,  the  Company  acquired
Pharmanex, a research and development company and manufacturer of natural nutritional supplements, in exchange for the issuance of approximately 4.0 million shares of the Class A Common Stock of the Company and the assumption of approximately $34.0 million in liabilities. The Company believes that the acquisition of Pharmanex provides it with:

       * Significant additional product research and development resources with a staff of more than 40 M.D.and/or Ph.D. scientists and laboratory facilities in China and the United States.

       * Important clinical research and collaboration agreements and other relationships with several major universities in the United States and the People's Republic of China ("China") that the Company believes will enhance its ability to perform cost-effective clinical trials to help substantiate product claims.

       *      A line of  existing  proprietary  nutritional  and a broad line of
              botanical   supplements   including   CHOLESTIN,   a   nutritional
              supplement shown to help maintain healthy cholesterol levels.

       * Manufacturing capabilities with the acquisition of an extraction facility in China.

         Acquisition of North American Affiliates. In March 1999, the Company acquired certain assets of its privately-held affiliate, Nu Skin USA, Inc., and terminated the exclusive license and distribution agreements it had entered into with such entity. Prior to this transaction, Nu Skin USA, Inc. had the exclusive right to sell the Company's products and services within the United States. In addition, the Company has also entered into a letter of intent to acquire its other private affiliates operating in Canada, Mexico, and Guatemala (such affiliates, together with Nu Skin USA, Inc., are hereinafter referred to as the "North American Affiliates"). The total consideration paid or to be paid in connection with such transactions includes cash payments of approximately $19.0 million and the assumption of certain liabilities (approximately $8.0 million in the Nu Skin USA transaction).

         Acquisition of Big Planet. In addition, the Company has entered into a letter of intent to acquire Big Planet, Inc. The consideration will consist of a cash payment of approximately $14.5 million, the issuance of a three-year promissory note in the amount of approximately $14.5 million and the assumption of certain liabilities. In addition, prior to such acquisition, Big Planet will accelerate the employee stock awards and options of most Big Planet management personnel and employees and cash them out. Unvested shares and options which are not accelerated will be converted into shares of, and options to acquire shares of, the Class A Common Stock of the Company. The Company also will provide management personnel of Big Planet and certain key employees with certain equity and cash incentives, some of which will be issued or paid only if Big Planet achieves certain agreed upon performance criteria. The acquisition of Big Planet is subject to the satisfaction of various conditions, including completion of definitive documentation, obtaining necessary regulatory and third-party approvals, the satisfactory completion of the Company's due diligence work, and approval by the shareholders of Big Planet. The proposed acquisition is expected to be completed by June 30, 1999. There can be no assurance, however, that all such conditions will be satisfied or that unanticipated factors will not arise which could cause the transaction to be delayed or not to be completed. See "Risk Factors - Risks Related to the Integration of Recent and Contemplated Acquisitions."

Business Divisions

Nu Skin Personal Care

         Nu Skin Personal Care is the Company's original product line and business opportunity and currently consists of premium quality lines of over 100 personal care products in the areas of facial care, body care, hair care, skin whiteners, and color cosmetics, as well as specialty products such as sun protection, oral hygiene, and fragrances. According to the WWD Beauty Report International, at the end of 1997, the Company was the tenth largest cosmetic company in Asia.

         Nu Skin Personal Care's strategy is to distribute high quality personal care products and treatments that utilize advanced formulas. For example, the Company was one of the first companies to market topical applications of various vitamins including Vitamins E, C and A. Other examples include the MHA REVITALIZING products, which utilize alpha and beta hydroxy acids to fight the signs of aging, and CELLTREX, a concentrated solution of aloe vera and other ingredients, designed to improve the skin's moisture content. The Company recently entered into a nine-year contract with Stanford University for directed research on skin care products and established the Nu Skin Center for Dermatological Research at Stanford University's School of Medicine. Nu Skin Personal Care also seeks to take advantage of the Company's highly educated distributor force to provide consumers with a high level of information and instruction about the products and guidelines for using them effectively.

Pharmanex

         Following the acquisition of Pharmanex, the Company merged its previously existing Interior Design Nutritional products division ("IDN") with Pharmanex. The Company believes that combining Pharmanex's research and development engine and its proprietary nutritional and botanical supplements with IDN's existing product development resources and vitamin and mineral products, including IDN's flagship product, LIFEPAK, helps position the Company to further penetrate the growing nutritional supplement market. The combined Pharmanex/IDN division offers over 60 nutritional supplements and nutri-food products.

         The  Company  believes  that  the  nutritional   supplement  market  is
expanding throughout the world because of changing dietary patterns, an increasingly health-conscious population, and a growing amount of scientific evidence supporting the benefits of using vitamin and natural self-care products and supplements. The Company believes that its nutritional supplements are particularly well suited to network marketing because the average consumer is often uneducated about nutritional supplements. The Company believes that direct selling is a more effective method than traditional retailing channels in educating consumers regarding the benefits of nutritional supplements and differentiating the quality and benefits of its products from those offered by competitors. Because there are numerous providers of nutritional supplements of varying degrees of quality, the Company believes that individual attention and testimonials by distributors provide information and comfort to a potential consumer. In January 1999, the Company discontinued selling Pharmanex nutritional supplements in traditional retail channels where they had been distributed by Pharmanex prior to its acquisition by the Company. Pharmanex products are now available exclusively through the Company's distributor force, which the Company believes can more effectively educate consumers about these products on a person-to-person basis. Consistent with this personal selling approach, Pharmanex will allow independent pharmacies to be distributors of its products because these smaller pharmacies tend to provide more personalized service and accommodate the flow of information to consumers on a person-to-person basis.

         Pharmanex utilizes available scientific literature, existing research and clinical studies, and its own research work and clinical studies, including placebo controlled, double blind studies, in the evaluation and development of its products and in connection with confirming the efficacy of its products. Two of the Company's premier products, LIFEPAK, an advanced, uniquely formulated multivitamin/mineral supplement, and CHOLESTIN, a proprietary nutritional supplement that promotes healthy cholesterol levels, have been the subject of recent independent clinical studies that have demonstrated the efficacy of these products. The Company has also supported the creation of two research centers for nutritional supplements: the UCLA Center for Human Nutrition/Pharmanex Phytochemical Laboratory and the Pharmanex Institute for Cardiovascular Health and Sports Nutrition. The Company believes that the proprietary supplements and the broad line of botanical supplements acquired in the Pharmanex acquisition complement the Company's multivitamin and nutritional products and provide the Company with a strong portfolio of products for both the herbal and non-herbal segments of the nutritional supplement market.

Big Planet

         The Internet is rapidly emerging as a global medium for communications, sharing information, and electronic commerce. An industry analyst, International Data Corporation, estimates that the number of Web users will grow from approximately 100 million in 1998 to over 200 million by 2001. The recent growth of the Internet and electronic commerce is effecting significant changes in information delivery and product purchasing. In addition, deregulation of telecommunications and the growth in wireless communications have resulted in changes and opportunities in the telecommunications markets. Big Planet was founded for the purpose of providing a new business opportunity involving technology products and services that attempts to:

       * Take advantage of the opportunities provided by the rapid growth of the technology and communication markets;

       *      Appeal to a new demographic of customers and distributors; and

       *      Utilize the strength and  competitive  advantages of the Company's
              distribution   system  to  reach  new  market   segments   of  the
              marketplace.

         The core strategy of Big Planet is to be an "InterNetworking" company that combines the global Internet revolution with the power of one-to-one relationships to improve the way people "learn, communicate, work, shop, and play.(TM)" The Company believes that there is a high degree of compatibility between technology products and the Company's distribution system. Big Planet seeks to leverage the direct selling expertise of the Company's distributor force to assist the large number of consumers who want to take advantage of technology's latest offerings but do not know how or are intimidated by technology's constant innovations. Big Planet's representatives are trained to provide the assistance and training necessary to help customers understand and take advantage of the latest products. The Company believes that the combination of its distribution system, a highly motivated sales force, and the proper training of its Big Planet distributors will provide the Company with an opportunity to help take technology to the masses.

         Big Planet's product strategy is to offer an integrated suite of products and services for education, telecommunications, Internet access, and electronic commerce. Big Planet believes that multiple connections to the home enhances customer retention by providing a broad range of integrated services. Big Planet's communication and technology products and services are designed specifically for consumers and small businesses who desire a responsive, single-source provider of Internet connectivity, communications and on-line purchasing via e-commerce. Big Planet currently generates revenue from providing
Internet  access,   telecommunications
products and services including long distance and paging, from sales of a wide selection of products through its e-commerce store and from sales of various CD-ROM and on-line educational products.

Product Summary

         In 1998, the Company offered products in two distinct categories: personal care products, mainly marketed under the trademark "Nu Skin," and nutritional supplements, mainly marketed under the trademark "IDN." The Company is committed to building its brand name and distributor and customer loyalty by selling personal care products with advanced formulas and nutritional products that are backed by science and appeal to broad markets. The Company's product philosophy is to combine the best of science and nature and include in each of its products high quality ingredients which provide desired benefits to the consumer.

         The Company does not distribute all of its personal care products and nutritional products in each market. When commencing operations in a country, the Company selects a group of initial products to be distributed in such market and adds additional products as the market matures and develops. The Company determines which products will be marketed in a specific country based on the likelihood of the particular product's success in the market as well as applicable regulatory approvals and requirements. In certain of the Company's markets, the Company has reformulated products to satisfy certain regulatory requirements with respect to product ingredients and/or preservatives and to meet the preferences of consumers in those markets. See "Government Regulation Regulation of Personal Care Products and Nutritional Supplements." In addition, the Company will also develop products designed for a particular market when appropriate. Following the completion of the acquisition of Big Planet, the Company will also offer Internet and telecommunication products and services. See "Recent Developments."

         Presented below are the dollar amount and percentage of revenue of each of the two product categories and other sales aid revenue for each of the years ended December 31, 1996, 1997, and 1998. This table should be read in connection with the information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report to Stockholders, which is incorporated by reference into this Form 10-K and which discusses the costs associated with generating the aggregate revenue presented.

                           Revenue by Product Category
                          (Dollar Amounts in Thousands)

                                                Year Ended             Year Ended            Year Ended
                                            December 31, 1996      December 31, 1997      December 31, 1998
                                           -------------------    -------------------    -------------------
Product Category                               $          %          $           %          $           %
---------------------------------------    --------     ------    --------     ------    --------     ------
Nu Skin Personal Care..................    $554,974      72.9%    $604,078      63.4%    $531,915      58.2%
Pharmanex/IDN (Nutritional Supplements)     160,288      21.0      297,300      31.2      334,257      36.6
Sales Aids                                   46,376       6.1       52,044       5.4       47,322       5.2
                                           --------     ------    --------     ------    --------     ------
        Total..........................    $761,638     100.0%    $953,422     100.0%    $913,494     100.0%
                                           ========     ======    ========     ======    ========     ======

Nu Skin Personal Care Products

         The Company's current personal care products are divided into the following lines: facial care, body care, hair care, color cosmetics, sun protection, oral hygiene, fragrances, and certain speciality products. The Nu Skin Personal Care product line consists of over 100 products. The Company also offers product sets that includea variety of products in each product line as well as small, sample-size packages to facilitate product sampling by potential consumers. The product sets are especially popular during the opening phase of a new country, when distributors and consumers are anxious to purchase a variety of products, and during holiday and gift giving seasons in each market.

         The following is a brief description of each line within the Nu Skin Personal Care division offered by the Company as of December 31, 1998:

         Facial Care. The facial care line is the premier line of the Company's personal care products and consists of 20 different specialized treatment, cleanser, and moisturizer products. The specialized treatment products utilize advanced formulas and ingredients designed for specific skin care conditions. These special treatment products include: MHA REVITALIZING products, which utilize alpha and beta hydroxy acids to help fight the signs of aging; SKIN BRIGHTENING COMPLEX, designed to diminish the appearance of discoloration caused by sun exposure; FACE LIFT WITH ACTIVATOR, a product designed to stimulate and firm skin; and CLARIFEX PH MUD ACNE TREATMENT.

         The goal of the facial care line of cleansers and moisturizers is to allow users to cleanse thoroughly without causing dryness and to moisturize with effective humectants that allow the skin to attract and retain vital water. These products include CELLTREX, a concentrated solution of aloe vera and other ingredients, designed to improve the skin's moisture content, and REJUVENATING CREAM, one the Company's most popular personal care products. Other facial care products include CLEANSING LOTION, FACIAL SCRUB, EXFOLIANT SCRUB, FACIAL CLEANSING BAR, CLAY PACK, PH BALANCE FACIAL TONER, NAPCA MOISTURIZER, INTENSIVE EYE COMPLEX, HPX HYDRATING GEL, CLARIFEX CLEANSING SCRUB, CLARIFEX MUD, and ALPHA EXTRA FACE.

         Body Care. The Company's line of body care products relies on premium quality ingredients to cleanse and condition skin. The cleansers are formulated without soap, and the moisturizers contain light but effective humectants and emollients. The body care line includes DERMATIC EFFECTS, a body contouring lotion containing extracts of hibiscus and malvaceae that has been clinically demonstrated to aid in preventing the appearance of cellulite and aging skin. The Company's body care line currently consists of 11 other products:
ANTIBACTERIAL BODY CLEANSING GEL, LIQUID BODY LUFRA, BODY SMOOTHER, HAND LOTION, NAPCA MOISTURE MIST, BODY BAR, BODY CLEANSING GEL, ENHANCER, JUNGAMALS CRAZY CROCODILE CLEANER, ALPHA EXTRA BODY, and MHA REVITALIZING BODY LOTION.

         Hair Care. The Company's hair care line, HAIRFITNESS, is designed to meet the needs of people with all types of hair and hair problems. Focusing on the condition of the scalp and its impact on hair quality, the Company's hair care products use water-soluble conditioners like panthenol to reduce build-up on the scalp and to promote healthy hair. HAIRFITNESS includes 12 products featuring ceregen, a revolutionary wheat hydrocolloid complex of conditioning molecules, designed to enhance hair repair and moisture control aspects: 3 IN 1 SHAMPOO, MOISTURIZING SHAMPOO, BALANCING SHAMPOO, VITAL SHAMPOO, DEEP CLARIFYING SHAMPOO, GLACIAL THERAPY, WEIGHTLESS CONDITIONER, LUXURIOUS CONDITIONER, CONDITIONING DETANGLER SPRAY, STYLING GEL, HOLDING SPRAY, and MOUSSE (Styling
Foam). The Company also carries DERMANATOR SHAMPOO, an anti-dandruff shampoo, and JUNGAMALS TIGER TANGLE TAMER SHAMPOO, a shampoo for children. In 1999, the Company also plans to introduce a hair care line, KANURE, specifically designed and formulated for the Brazilian market to address the natural properties of severely dry and curly hair.

         Color Cosmetics. The Company's color cosmetic line, NU COLOUR, consists of 13 products with over 150 SKU's including MOISTURESHADE LIQUID FINISH, MOISTURESHADE PRESSED POWDER, BLUSH, EYE SHADOW, MASCARA,

EYELINER, LIP LINER, LIPSTICK, DRAMATTEICS LIP PENCILS, LIP GLOSS, CREME CONCEALER, FINISHING POWDER, and BROW PENCIL. Nu Skin Personal Care intends to relaunch the NU COLOUR line in the second quarter of 1999 with new packaging and new shades.

         Sunscreen. The Company's line of SUNRIGHT products is designed to provide a variety of sun screen protection with non-irritating and non-greasy products. The sun protection line includes a sun preparation product that prepares the skin for the drying impact of the sun, five sun screen alternatives with various levels of SPF, and a sun screen lip balm.

         Oral Hygiene. AP-24, a line of oral health care products which incorporates anti-plaque technology designed to help prevent plaque build-up 24 hours a day, is exclusively licensed to the Company, together with the associated trademark, for sale in the direct selling channel under the trademark AP-24. This product line includes AP-24 ANTI-PLAQUE TOOTHPASTE, AP-24 ANTI-PLAQUE MOUTHWASH, AP-24 TRIPLE ACTION DENTAL FLOSS, AP-24 ANTI-PLAQUE BREATH SPRAY, and AP-24 WHITENING FLUORIDE TOOTHPASTE. The AP-24 oral health care products for children are designed to make oral care fun for children and include JUNGAMAL'S TOUGH TUSK TOOTHPASTE and JUNGAMAL'S FLUFFY FLAMINGO FLOSS.

         Fragrances. The Company offers a men's and a women's fragrance under the trademark SAFIRO. In 1998, the Company also introduced BELIEVE, a new women's fragrance developed with Christie Brinkley.

         Specialty Products. Epoch is a unique line of ethnobotanical personal care products created in cooperation with well known ethnobotanists. These products, which unite natural compounds used by indigenous cultures with advanced scientific ingredients, include AVA PUHI SHAMPOO, GLACIAL MARINE MUD, DEODORANT WITH CITRISOMES, POLISHING BAR, EVERGLIDE FOAMING SHAVE GEL, DESERT BREEZE AFTERSHAVE, POST SHAVE LOTION FOR WOMEN, and FIREWALKER FOOT CREAM. The Company also offers a nail care kit.

         NUTRIOL, a line of products licensed to the Company for sale in the direct selling channel and manufactured in Europe, consists of five products:
NUTRIOL HAIR FITNESS PREPARATION, NUTRIOL SHAMPOO, NUTRIOL MASCARA, NUTRIOL NAIL, and NUTRIOL EYELASH. NUTRIOL represents a product designed to replenish the hair's vital minerals and elements. Each NUTRIOL product uses mucopolysaccharide, a patented ingredient.

         SCION, is a moderately-priced line of facial care, skin care, and hair care products that was created for less-developed markets to address the economic factors in such markets. This line was introduced in several of the Company's markets in 1998.

         Product Sets. The Company currently offers product sets that provide samples of products from a given product line. These product sets are intended to encourage increased product trials.

Pharmanex Products

         The Company's nutritional supplements are currently distributed under the brand names Pharmanex and IDN. As the Company integrates Pharmanex with its existing nutritional supplement business offerings around the world, the Company anticipates that certain products currently distributed under the IDN brand may be distributed under the Pharmanex brand name. Such a determination will be made on a market-by-market basis as the Company transitions to its new divisional structure.

         The Company's nutritional supplements currently are comprised of its LIFEPAK line of multi-vitamin and mineral nutritional supplements, five proprietary natural nutritional supplements, a broad-line of botanical supplements, and additional nutritional products in the following lines: general wellness, weight-management, nutritious foods and snacks, sports and fitness products, health solutions for people with special needs, and a water filtration system. The Company's nutritional products are designed to promote healthy, active lifestyles and general well-being through proper diet, exercise, and nutrition. In Taiwan and South Korea, LIFEPAK is the official nutritional supplement of the Taiwan and South Korea Olympic Committee, respectively.

         Nutritional products generally require reformulation to satisfy the strict regulatory requirements of many of the Company's different markets. While each product's concept and positioning are generally the same, regulatory differences between markets result in some product ingredient differences. In addition, certain markets, such as Japan, have preferences and regulations that favor tablets instead of capsules, which are typically used in the United States. Regulatory requirements in certain markets may restrict the ability of the Company to introduce certain products into such markets. See "Government Regulation - Regulation of Personal Care Products and Nutritional Supplements."

         The Company's herbal supplements are standardized, which allows consumers to obtain a specific, consistent level of the recommended dosage of the important components of the supplement. Recent studies have found that many popular herbal supplements are not standardized and vary enormously in content, which correspondingly varies the effectiveness of the product. Pharmanex uses its "6S Quality Process" (Selection, Sourcing, Structure, Standardization, Safety, and Substantiation) to standardize its botanical supplements to at least one relevant active compound and to formulate its non-herbal products with key ingredients in amounts designed to enhance the nutritional benefits. The Company believes that this 6S Quality Process furthers the ability of the Company to provide the consumer with safe, effective, and consistent products. See "Product Development - Pharmanex."

         The following is a brief description of each of the nutritional product lines within the combined Pharmanex and IDN division:

         General Wellness Multivitamin/Mineral Supplements. The LIFEPAK family of products, the core IDN nutritional supplement, is designed to provide an optimum mix of nutrients including vitamins, minerals, antioxidants, and phytonutrients (natural chemical extracts from plants). The introduction of LIFEPAK in 1994 resulted in a significant increase in revenue. LIFEPAK is currently sold in 12 of the Company's markets, including the United States, Japan, and Taiwan. LIFEPAK is offered in different formulations to meet the unique needs of women, older adults, and pregnant women.

         Additional General Wellness supplements include: VITOX, which incorporates beta carotene and other important vitamins for overall health; and IMAGE HNS, an all-around vitamin and antioxidant supplement. THE IDN MASTERS WELLNESS SUPPLEMENT provides nutrition specifically for an aging generation. JUNGAMALS LIFEPAK FOR KIDS chewables combine natural flavors and colors and contain a blend of antioxidants, chelated minerals, and vitamins specifically tailored for children. The Company also offers LIFE ESSENTIALS, a lower cost, more general nutritional supplement.

         Pharmanex Proprietary Supplements. Pharmanex currently offers five proprietary natural nutritional supplements: CHOLESTIN; CORDYMAX CS4; TEGREEN 97; ST. JOHNS'; and BIO GINKGO 27/7. CHOLESTIN is a proprietary nutritional supplement derived from a proprietary strain of red yeast rice. A recent double-blind, placebo-controlled study conducted at the UCLA Center for Human
Nutrition and published in the February 1999 issue of the American Journal of Clinical Nutrition demonstrated the effectiveness of CHOLESTIN in helping to maintain healthy cholesterol levels. In February 1999, a Federal District Court judge ruled that CHOLESTIN could be legally sold as a nutritional supplement under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). The Food and Drug Administration ("FDA") had previously challenged the status of CHOLESTIN as a dietary supplement, claiming it was a drug and could not be marketed without FDA approval. There can be no assurance, however, that the FDA will not appeal the decision, and, in the event of an appeal, that the Company would be successful in any such appeal. See "Government Regulation -- Regulation of Personal Care Products and Nutritional Supplements."

         CORDYMAX CS-4 is a proprietary nutritional supplement designed to help reduce fatigue. Several clinical trials have been conducted on this product which have demonstrated that CORDYMAX can help promote vitality and stamina. CORDYMAX CS-4 is offered as a stand-alone product and in a combination product with ST. JOHN'S WORT distributed under the trademark BIO ST. JOHNS, which is designed to promote positive mood and outlook as well as vitality levels. In addition, the Company also offers BIO GINKGO 27/7, a proprietary ginkgo biloba extract that promotes blood circulation to the brain, arms, and legs, and TEGREEN 97, a nutritional supplement that contains a concentrated level of decaffeinated green tea polyphenols that offer high levels of antioxidant benefits naturally.

         Pharmanex Broadline Botanicals. Pharmanex also currently offers a line of ten standardized botanical supplements including GINSENG, KAVA KAVA, ECHINACEA, GARLIC, and HAWTHORN. Botanicals can exhibit substantial differences in content depending on various factors such as season, climate, soil, method of harvest, storage, and processing. As a result, botanical products can vary dramatically in quality and content. Pharmanex's botanical supplements are standardized to provide consumers with a product that contains a specific, consistent level of the desired dosage of the important components of the supplement. In addition, Pharmanex implements quality control processes designed to enhance the ability of the Company to keep its products pure and free from insecticides, heavy metals, and other harmful contaminants.

         Nutritious and Healthy Snacks. As part of the Company's mission to promote a healthy lifestyle and long-term wellness, Pharmanex's NUTRI-FOODS line of products includes FIBERRY FAT-FREE SNACK BARS, and APPEAL, a nutritional drink containing chelated minerals and vitamins. In addition, the Company offers a number of other nutritional drinks. SPLASH C with aloe vera is a healthy beverage providing significant doses of Vitamins C and E as well as calcium in each serving. Real fruit juice crystals are added to create orange or lemon flavor. ALOE-MX, a nutritional aloe vera beverage drink, was specifically produced for the Japanese and other Asian markets.

         Sports and Fitness Products. Pharmanex's SPORTRITION line of sports and fitness products caters to health conscious individuals with active lifestyles. The line includes the SPORTS NUTRITION SYSTEM, a packaged group of nutritional supplements offering a comprehensive, flexible program for individuals who desire to optimize performance. The system includes: LIFEPAK; OVERDRIVE, a sports supplement that features antioxidants, B vitamins, and chromium chelate; GLYCOBAR energy bars; and SPORTALYTE, a performance drink formulated to help supply the necessary carbohydrates, electrolytes, and chelated minerals to optimize performance. Other products in this line include AMINO BUILD, a low-fat, high-protein drink mix that is designed to replace nutrients before and after workouts, and PROGRAM-16 protein bars, a product designed to provide nutritional support for individuals involved in strenuous exercise.

         Health Solutions. Pharmanex products include customized supplementation addressing the specialized interests of health conscious individuals. These supplements include: CARTILAGE FORMULA, which contains an advanced blend of glucosamine to help maintain normal structure and function of healthy joints; EYE FORMULA, which contains significant levels of beta-carotene and Vitamins C and E to help maintain the normal structure and function of healthy eyes; OPTIMUM OMEGA, a pure source of omega 3 fatty acids; NIGHTIME COMPLEX WITH MELATONIN, to promote normal sleep; FIBRENET and FIBRENET PLUS, fiber supplements; and NUTRIFI, a product that contains four grams of soluble and insoluble fibers per serving in a powder that can be added to liquids and foods to supplement the recommended daily amounts of fiber.

         HealthTrim 2000. The HEALTHTRIM 2000 weight management program includes a line of nutritional products designed to provide nutritional support to weight conscious individuals marketed under the following product names: APPEAL LITE HT, APPSIGNAL, APPCHOCOLATES, LIFEPAK TRIM, TRIMPAK, METABOTRIM, and BOTANAME.

         Specialty Products. In the fourth quarter of 1998, the Company introduced a high-performance home water filtration system in Japan. The FOUNTAIN FRESH filtration system was designed by and is being manufactured exclusively for the Company by CUNO Incorporated, a worldwide manufacturer of home and industrial filtration systems.

Big Planet Products

         Upon completion of the proposed Big Planet acquisition, the Company will add technology and communication products and services to its product offering. Big Planet currently provides technology and communication products and services in both standalone and packaged bundles designed specifically for consumers and small businesses who desire a responsive, single-source provider of Internet connectivity, communications, and the ability to purchase on-line through e-commerce. Big Planet was launched in the United States in April 1998.

         In connection with its products and service offerings, Big Planet has invested significantly in its Internet facilities and operation support facilities. Big Planet also has entered into contractual relationships with several industry-leading technology companies, including Qwest Communications, UUNet, SkyTel, IBM, Sun Microsystems and other key vendors, to provide simple, convenient, and reliable technology products and services through one-to-one relationships provided by the Company's network of distributors. Big Planet's sales representatives receive commissions based on Big Planet's gross margin on each sale of products or services, or based on the commission received by Big Planet with respect to products sold directly by third-party vendors to Big Planet's customers. Big Planet's products and services are built around the following core areas: Internet services; telecommunications; unified communications; e-commerce; and education.

         Big Planet's strategy has been to combine the benefits of a direct marketing approach together with the emerging Internet opportunity to form an "InterNetworking" company that is committed to improving the way people "learn, communicate, work, shop, and play.(TM)" The following summarizes Big Planet's current product and service offerings:

         Internet Services. Big Planet provides dial-up Internet services to its customers through three separate access plans designed to cover the needs of a broad demographic group of consumers. Big Planet outsources Internet access through a nationwide telecommunications network of over 1,600 dial up access sites, or "POPS," in cities throughout the United States. Big Planet provides easy to use, reliable, and competitively priced Internet access, electronic mail, and content filtration for its sales representatives and consumers. In
October 1998, Big Planet introduced two Internet devices; the IPHONE, an innovative telephone that provides simple and convenient Internet access via a phone set; and the APLIOPHONE, a device that connects to the phone and allows the user to route long-distance calls over the Internet.

         Telecommunications. Big Planet currently offers domestic and international long distance, prepaid calling cards, paging products and services,  and personal  800 numbers.  Big Planet  offers both  residential  and business long distance services through its relationship with Qwest Communications. Big Planet also plans to offer wireless telecommunication services in the near future through a contract with a wireless service provider. Big Planet also has a business relationship with SkyTel which allows Big Planet to sell SkyTel's prepaid paging products, including SkyTel's BEEPWEARPRO pager watch.

         Unified Communications. Big Planet currently offers a DYNAMIC WEB PAGE BUILDER that provides a powerful, yet easy to use tool for creating and maintaining sophisticated Web sites. DYNAMIC WEB PAGE BUILDER is designed for small businesses or for a distributor/representative's personal use. Big Planet is also exploring the possibility and feasibility of potential products that would integrate the Internet and voice-based messaging.

         E-commerce and Computing. The Big Planet on-line store (www.bpstore.com) provides an on-line shopping environment to Big Planet sales representatives and their customers. The Big Planet store was initially opened in September 1998 and currently offers access to a wide selection of products and services from numerous different vendors in addition to Nu Skin Personal Care and Pharmanex products. A key focus of the store is on computing products, including Internet appliances like the IPHONE and the APLIOPHONE. Big Planet has several relationships with other parties which links the Big Planet on-line store to Web sites such as OnlineOfficeSupplies.com and the FlowerCompany.com. Representatives earn commissions on purchases by their customers through the store.

         Education and Training. Big Planet offers a variety of educational and training products for Big Planet independent sales representatives and their customers via a combination of the Internet and CD ROM packages. These products include LEARNING UNIVERSITY, KIDS EDUCATION EXCHANGE, children multi-media education products, the INTERACTIVE ACHIEVEMENT CENTER, the WORLD BOOK ENCYCLOPEDIA, and the LEARNING CENTER. Sales Aids

         The Company provides an assortment of sales aids to facilitate the sales of its products. Sales aids include videotapes, promotional clothing, pens, stationery, business cards, brushes, combs, cotton pads, tissues, and other miscellaneous items to help create consumer awareness of the Company and its products. Sales aids are priced at the Company's approximate cost, and distributors do not receive commissions on purchases of sales aids.

Product Guarantees

         The Company believes that it is among the most consumer-protective companies in the direct selling industry. For 30 days from the date of purchase, the Company's product return policy allows a retail purchaser to return any product to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the return privilege is in the discretion of the distributor. Because distributors may return unused and resalable products to the Company for a refund of 90% of the purchase price for one year, they are encouraged to provide consumer refunds beyond 30 days. In addition, the product return policy is a material aspect of the success of distributors in developing a retail customer base. The Company's experience with actual product returns has averaged less than 3.5% of annual revenue through 1998. Because many of Big Planet's products and services are provided directly to consumers by third-party vendors, the same 30-day return privilege does not apply to products purchased by consumers from such vendors unless such vendors otherwise agree.

Distribution System

         Overview of Distribution System. The foundation of the Company's sales philosophy and distribution system is network marketing. Under most network marketing systems, distributors purchase products for resale to consumers and for personal consumption. Pursuant to the Company's Global Compensation Plan, products are sold exclusively to or through independent distributors who are not employees of the Company. Because of the nature of the products and services provided by Big Planet, Big Planet distributors do not buy products for resale but act as independent sales representatives of Big Planet. Under most network marketing systems, independent distributors purchase products for resale and for personal consumption.

         Network marketing is an effective vehicle to distribute the Company's products because:

       * A consumer can be educated about a product in person by a distributor, which the Company believes is more effective than using television and print advertisements;

       * Direct sales allow for actual product testing by a potential consumer;

       *      The impact of distributor  and consumer  testimonials is enhanced;
              and

       * As compared to other distribution methods, distributors can give customers higher levels of service and attention, by, among other things, delivering products directly to a consumer and following up on sales to ensure proper product usage and customer satisfaction, and to encourage repeat purchases.

         Direct selling as a distribution channel has been enhanced in the past decade due to advancements in communications, including telecommunications and Internet connectivity, and the proliferation of the use of videos and fax machines. Direct selling companies rely on telecommunications, the Internet, and videos to project a desired image for such companies and their product lines. The Company believes that high quality sales aids play an important role in the success of distributor efforts. For this reason, the Company maintains an in-house staff of video production personnel and video and audio cassette duplication equipment for timely and cost-effective production of sales materials. In addition, the Company intends to leverage the expertise of Big Planet management following the completion of the proposed Big Planet acquisition to implement effective Internet strategies in each of the Company's product divisions. The Company believes that the Internet will become an increasingly important business factor as more and more consumers purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, the Company expects that direct sellers will need to adapt their business models to integrate the Internet into their operations to remain successful. Management is committed to fully utilizing current and future technological advances to continue enhancing the effectiveness of direct selling. See "Risk Factors -- "Risks Related to Potential Changes in Business Model."

         The Company's network marketing program differs from many other network marketing programs in several respects. First, the Company was among the first to develop the ability for distributors to be compensated in their home countries for sales across the globe. The Company's Global Compensation Plan allows Company distributors to develop a seamless global network of downline distributors. Second, the Company's order and fulfillment systems eliminate the need for distributors to carry significant levels of inventory. Third, the Global Compensation Plan is among the most financially rewarding plans offered to distributors by network marketing companies, and can result in commissions to distributors aggregating up to 58% of a product's wholesale price. On a global basis, commissions have averaged approximately 39 to 41% of revenue from commissionable sales over the last eight years. Big Planet does not pay commissions on the wholesale price but on the gross margins from sales of services and products. If products and services are purchased directly by distributors or customers from third parties with contractual relationships with Big Planet, the commission is based on the total commission that Big Planet receives from such third parties with respect to such sales. Accordingly, commissions paid with respect to Big Planet products and services would be less as a percentage of revenue than the Company's historic commission levels.

         In connection with the proposed acquisition of Big Planet and the Company's decision to shift to a divisional structure, the Global Compensation Plan will be re-engineered to allow distributors to develop a seamless global network of downline distributors across any or all of the Company's divisions. Currently, distributors can be compensated to some degree for sales in other divisions. The Company, however, intends to modify the Global Compensation Plan to simplify this process and increase the ability of distributors to develop a network of downline distributors across divisions. The Company believes this will benefit the Company by allowing distributors to focus on one division while still being eligible to be compensated for sales generated by their downline distributors in other divisions. By developing a compensation plan and structure that does not penalize a distributor for focusing on one division, distributors will be better able to develop expertise in an area of interest to them, which should allow them to provide a greater level of service. This structure should also promote cross-selling by distributors across divisions as they recruit downline members with differing interests because they will still be compensated for sales generated by such downline members. The re-engineered Global Compensation Plan will be the same essentially as the existing plan to avoid confusion, but the structure for commissions on the front-end of the plan (i.e., sales by distributors to its direct customers) may be modified for a particular product division.

         The Company's revenue depends directly upon the efforts of distributors. Growth in sales volume requires an increase in the productivity of distributors and/or growth in the total number of distributors. There can be no assurance that the productivity or number of distributors will be sustained at current levels or increased in the future. See "Risk Factors -- Reliance upon Independent Distributors." Furthermore, the Company estimates that, as of December 31, 1998, approximately 300 distributorships worldwide comprised Hawaiian Blue Diamond and Blue Diamond executive distributor levels, which are the Company's two highest executive distributor levels and, together with their extensive downline networks, account for substantially all of the Company's revenue. Consequently, the loss of such a high-level distributor or another key distributor, together with a group of leading distributors in such distributor's downline network, or the loss of a significant number of distributors for any reason, could adversely affect the Company's results of operations.

         Sponsoring. The Company relies on its distributors to sponsor new distributors. While the Company provides, at cost, product samples, brochures, magazines, and other sales materials, distributors are primarily responsible for educating new distributors with respect to products, the Global Compensation Plan, and how to build a successful distributorship. See "Risk Factors - Reliance upon Independent Distributors."

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

         Sponsoring activities are not required of distributors. However, because of the financial incentives provided to those who succeed in building a distributor network that consumes and resells products, the Company believes that most of its distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. Generally, distributors invite friends, family members, and acquaintances to sales meetings in which Company products are presented and the Global Compensation Plan is explained. People are often attracted to become distributors after using Company products and becoming regular retail customers. Once a person becomes a distributor, he or she is able to purchase products directly from the Company at wholesale prices for resale to consumers or for personal consumption. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users.

         A potential distributor must enter into a standard distributor agreement with the Company which obligates the distributor to abide by the Company's policies and procedures. Additionally, in all countries except Japan, a new distributor is required to enter into a product purchase agreement with the Company's local subsidiary, which governs product purchases. In certain of the Company's markets, distributors are also required to purchase a starter kit, which includes the Company's policies and procedures and are sold for the approximate cost of producing the starter kit.

         Global Compensation Plan. Management believes that one of the Company's key competitive advantages is the Global Compensation Plan. Distributors receive higher levels of commissions as they advance under the Global Compensation Plan. The Global Compensation Plan is seamlessly integrated across all markets in which the Company's personal care products, nutritional supplements, and upon completion of the proposed acquisition of Big Planet, Big Planet's products and services, are sold, allowing distributors to receive commissions for global product sales, rather than merely local product sales. This seamless integration means that the Company's distributor base has global reach and that the knowledge and experience of current distributors can be used to build distributor leadership in new markets. The Global Compensation Plan will be modified in connection with the Company's shift to a divisional structure to seamlessly integrate it across all divisions.

         Allowing distributors to receive commissions at the same rate for sales in foreign countries as for sales in their respective home countries and across each division is a significant benefit to distributors. Distributors benefit from this because they are not required to establish new distributorships or requalify for higher levels of commissions within each new country in which they begin to operate or in each new division, which is frequently the case under the compensation plans of the Company's major competitors. Under the modified Global Compensation Plan, a distributor will be paid consolidated monthly commissions in the distributor's home country, in local currency, for product sales in that distributor's global downline distributor network across all divisions.

         High Level of Distributor Incentives. Based upon its knowledge of distributor compensation plans, the Company believes that the Global
Compensation Plan is among the most financially rewarding plans offered to distributors by network marketing companies. There are two fundamental ways in which distributors can earn money: (i) through retail markups, for which the Company recommends a range from 43% to 60%; and (ii) through a series of commissions on product sales, which can result in commissions to distributors aggregating up to 58% of a product's wholesale price. On a global basis, however, commissions have averaged approximately 39 to 41% of revenue from commissionable sales over the last eight years. Because Big Planet pays commissions on the gross margins from sales of services and products, or on commissions received by Big Planet from third parties with respect to sales from such third parties, as opposed to the wholesale price, the commissions paid with respect to Big Planet products and services would be less as a percentage of revenue than the Company's historic commission levels.

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

         Once a distributor becomes an executive, the distributor can begin to take full advantage of the benefits of commission payments on personal and group sales volume. To achieve executive status, a distributor must submit a qualifying letter of intent and achieve specified personal and group sales volumes for a four-month period of time. To maintain executive status, a distributor must generally also maintain specified personal and group sales volumes for a two-to-four month period. An executive's commissions increase substantially as multiple downline distributors achieve executive status. In determining commissions, the number of levels of downline distributors that can be included in an executive's group increases as the number of executive distributorship directly below the executive increases.

         As of the dates indicated below, the Company had the following number of executive distributors.

                     Total Number of Executive Distributors

                                              As of December 31,
                               -------------------------------------------------
 Executive Distributors        1994       1995       1996       1997       1998
 ------------------------     ------     ------     ------     ------     ------
 North Asia .............      3,613      4,017     14,844     16,654     17,311
 Southeast Asia .........      2,778      4,129      6,199      5,642      5,091
 Other Markets ..........         --         27        436        393        379
                              ------     ------     ------     ------     ------
 Total ..................      6,391      8,173     21,479     22,689     22,781
                              ======     ======     ======     ======     ======

         On a monthly basis, the Company evaluates requests for exceptions to the Global Compensation Plan. While the general policy is to discourage exceptions, management believes that the flexibility to grant such exceptions is critical in retaining distributor loyalty and dedication. In each market, distributor services personnel evaluate each such instance and make appropriate recommendations to the Company.

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

         Through training meetings, annual conventions, distributor focus groups, regular telephone conference calls, and personal contacts with distributors, the Company seeks to understand and satisfy the needs of each distributor. The Company provides walk-in, telephonic, and computerized product fulfillment and tracking services that result in user-friendly, timely product distribution. In addition, the Company is committed to evaluating new ideas in technology and services, such as automatic product reordering, that the Company can provide to distributors. The Company currently utilizes voicemail, teleconferencing, and fax services. Global Internet access (including Company and product information, ordering abilities, and group and personal sales volume inquiries) is anticipated to be provided to distributors in the future. Each walk-in center maintains meeting rooms which distributors may utilize in training and sponsoring activities.

         Rules Affecting Distributors. The Company's standard distributor agreement, policies and procedures, and compensation plan contained in every starter and/or introductory kit outline the scope of permissible distributor marketing activities. The Company's distributor rules and guidelines are designed to provide distributors with maximum flexibility and opportunity within the bounds of governmental regulations regarding network marketing and prudent business policies and procedures. Distributors are independent contractors and are thus prohibited from representing themselves as agents or employees of the Company. Distributors are obligated to present the Company's products and business opportunity ethically and professionally. Distributors agree that the presentation of the Company's business opportunity must be consistent with, and limited to, the product claims and representations made in literature distributed by the Company. Under most regulations governing nutritional supplements, no medical claims may be made regarding the products, nor may distributors prescribe any particular product as suitable for any specific ailment. Even though sponsoring activities can be conducted in many countries, distributors are prohibited from conducting marketing activities outside of countries in which the Company conducts business and are not allowed to export products from one country to another. See "Risk Factors -- Reliance upon Independent Distributors."

         Distributors must represent that the receipt of commissions is based on retail sales and substantial efforts. Exhibiting commission statements or checks is prohibited. Sales aids such as videotapes, promotional clothing, pens, stationery, and other miscellaneous items must be produced or pre-approved by the Company.

         Distributors may not use any form of media advertising to promote products. Products may be promoted only by personal contact or by literature produced or approved by the Company. Generic business opportunity advertisements (without using the Company name) may be placed in accordance with certain guidelines in some countries. The Company's logos and names may not be permanently displayed on physical premises. Distributors may not use the Company's trademarks or other intellectual property without the Company's consent.

         Products generally may not be sold, and the business opportunity may not be promoted, in traditional retail environments. Pharmanex has made an exception to this rule for its nutritional supplements and has allowed such products to be sold in independently-owned pharmacies and drug stores meeting certain requirements. Additionally, distributors may not sell at conventions, trade shows, flea markets, swap meets, and similar events. Distributors who own or are employed by a service-related business such as a doctor's office, hair salon, or health club, may make products available to regular customers as long as products are not displayed visibly to the general public in such a way as to attract the general public into the establishment to purchase products.

         Generally, a distributor can receive commission bonuses only if, on a monthly basis, (i) the distributor achieves at least 100 points (approximately $100) in personal sales volume, (ii) the distributor documents retail sales to at least five retail customers, (iii) the distributor sells and/or consumes at least 80% of personal sales volume, and (iv) the distributor is not in default of any material policies or procedures.

         The Company systematically reviews alleged reports of distributor misbehavior. If the Company determines that a distributor has violated any of the distributor policies or procedures, it may either terminate the distributor's rights completely or impose sanctions such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines or penalties, withholding commissions until specified conditions are satisfied, or other appropriate injunctive relief. Distributor terminations based on violations of the Company's policies and procedures have aggregated less than 1.0% of the Company's distributor force since inception. A distributor may voluntarily terminate his/her distributorship at any time.

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

Product Development

         The Company is committed to building its brand name and distributor and customer loyalty by selling premium quality, innovative personal care products and nutritional supplements that appeal to broad markets. The Company's product philosophy is to combine the best of science and nature and to include in each of its products the highest quality ingredients with the greatest amount of benefit to the consumer. Independent distributors need to have confidence that they are distributing the best products available that are distinguishable from "off the shelf" products. The Company is committed to developing and providing quality products that can be sold at attractive retail prices and allow the Company to maintain reasonable profit margins.

         The Company believes that timely and strategic product introductions are critical to maintaining the growth of independent distribution channels. Distributors become enthusiastic about new products and are generally excited to share new products with their customer base. An expanding product line helps to attract new distributors and generate additional revenues.

         Nu Skin Personal Care. The development philosophy of the Company with respect to its personal care products is represented by its personal care products slogan "All of the Good and None of the Bad." Nu Skin personal care products do not contain soaps and other harsh cleansers that can dry and irritate skin, undesirable oils such as lanolin, elements known to be irritating and pore clogging, and conditioning agents that leave heavy residues. The Company is also committed to constantly improving its evolving personal care product formulations to incorporate innovative and proven ingredients into its product line. Whereas many consumer product companies develop a formula and stay with that formula for years, and sometimes decades, the Company believes that it must stay current with product and ingredient evolution to maintain its reputation for innovation to retain distributor and consumer attention and enthusiasm. For this reason, the Company continuously evaluates its entire line of products for possible enhancements and improvements.

         Nu Skin Personal Care maintains a laboratory and a staff of approximately 40 individuals involved in personal care product development. The Company also relies on an advisory board comprised of recognized authorities in various disciplines. The Company recently entered into a nine-year directed-research agreement to form the Nu Skin Center for Dermatological Research with Stanford University Medical Center's Department of Dermatology pursuant to which the Company will direct research and clinical trials of Nu Skin products or materials. The Company also evaluates a significant number of product ideas that are presented by distributors, vendors, and other outside sources. The Company believes that strategic relationships with certain vendors provides important access to innovative product concepts. The Company intends to continue to develop products tailored to appeal to the particular needs of the Company's markets.

         Pharmanex. From the date it first decided to begin offering nutritional products, the Company has been committed to providing high quality nutritional supplements, as typified by the Company's best selling nutritional product, LIFEPAK. This philosophy has led to the Company's commitment to avoid stimulants and any ingredients that are reported to have any long-term addictive or harmful effects, even if the short-term effects may be desirable. Through the acquisition of Pharmanex, the Company believes that its increased research and development capabilities will solidify the Company as one of the industry leaders in developing and distributing high-grade, clinically-substantiated nutritional supplements. The Company believes that it is one of the few nutritional supplement companies in the United States that has a research and development department patterned after the pharmaceutical industry and believes that this research and development capability will provide the Company with an important competitive advantage in this industry. Moreover, because a substantial portion of its research and development activities are conducted in China, the Company believes that it should be able to conduct quality research and development work as well as initial clinical trials at costs that are less than would be incurred if conducting comparable work in the United States.

         In its development of natural and botanical supplements, the Company's primary research and development goal is to selectively develop proprietary technologies for the purification and standardization of efficacious "single-species" herbal products. Selection of a botanical/natural or nutritional product for development is based on available scientific data concerning safety and efficacy and consumer need. The Company utilizes its "6S Quality Process" (Selection, Sourcing, Structure, Standardization, Safety, and Substantiation) in its development and sourcing activities, which are designed to provide a precise, standardized, recommended dosage of each beneficial natural ingredient in every capsule. The "6S Quality Process" generally involves the following actions:

       * Selection. Conducting a scientific review of research and databases in connection with the selection of potential products and ingredients, and determining the authenticity, usefulness, and safety standards for such potential products and ingredients.

       * Sourcing. Investigating potential sources, evaluating the quality of such sources, and performing botanical and chemical evaluations where appropriate.

       *      Structure.   Determining   the  structural   analyses  of  natural
              compounds and active ingredients.

       *      Standardization.   Standardizing  the  product  to  at  least  one
              relative active ingredient.

       * Safety. Assessing safety from available research, and, where necessary, performing additional tests such as microbial tests and chemical, toxin, and heavy metal analyses.

       * Substantiation. Reviewing documented pre-clinical and clinical trials, and where necessary and appropriate, initiating studies and clinical trials sponsored by the Company.

         The Company employs approximately 50 M.D. and Ph.D.-level scientists at its dedicated research and development center in Shanghai, China, and at its Provo, Utah and San Francisco, California offices. The Company also relies on an advisory board comprised of recognized authorities in various related disciplines. In addition, the Company evaluates a significant number of product ideas that are presented by distributors and other outside sources. The Company believes that strategic relationships with certain vendors also provide important access to innovative product concepts. The Company has established collaborative agreements with four established universities and research institutions in China: Shanghai Medical University, Beijing Medical University, Institute of Materia Medica, and National Laboratory of Contraceptive and Devices Research. The staff of each institution includes scientists with expertise in natural product chemistry, biochemistry, pharmacology, and clinical studies. Collaborative efforts with these institutions are coordinated with and validated by the Company's Research and Development Center in Shanghai. The Company also currently has collaborative research and clinical study programs with several major university research centers in the United States, including UCLA, Tufts University, Columbia University, Kansas University, and the Scripps Institute.

         Big Planet. To date, Big Planet's product development has focused on developing its Internet facilities and operational systems in order to develop operational and support platforms necessary to ensure consistent introduction of new products and services, which Big Planet believes is necessary to maintain excitement among sales representatives. Big Planet seeks to identify and secure contractual relationships with various vendors and suppliers that will enable Big Planet to sell competitively-priced technology products and services through its distribution channel. In addition, Big Planet is committed to identifying and securing contractual relationships with various vendors and suppliers for a wide selection of products for sale through its on-line store.

Substantially  all  of  the  Company's   products  and  services  are  currently
contracted from third parties. See "Sourcing and Production - Big Planet."

Sourcing and Production

         Virtually all of the Company's personal care and nutritional products are currently produced by manufacturers unaffiliated with the Company in accordance with specifications provided by the Company or developed by such manufacturers for the Company. The Company's profit margins, and its ability to deliver its existing products on a timely basis, are dependent upon the ability of these outside manufacturers to continue to supply products in a timely and cost-efficient manner. Furthermore, the Company's ability to enter new markets and sustain satisfactory levels of sales in each market depends in part upon the ability of suitable outside manufacturers to reformulate existing products, if necessary to comply with local regulations or market environments, for introduction into such markets. Finally, the development of additional new products in the future will likewise depend in part on the services of suitable outside manufacturers. The Company has been shifting some of its manufacturing of products to its foreign markets in order to protect its gross margins during fluctuations in currency exchange rates. For example, in 1998 the Company contracted to have LIFEPAK (for Taiwan) manufactured locally in the Taiwanese market.

         Nu Skin Personal Care. The Company currently acquires products or ingredients for its personal care products from sole suppliers or suppliers that are considered by the Company to be the superior suppliers of such ingredients. The Company currently relies on one unaffiliated supplier for approximately 50% of its personal care products. The Company's contract with this supplier expires at the end of 2000. The Company believes that, in the event it is unable to source any products or ingredients from this supplier, the Company could produce such products or replace such products or substitute ingredients without great difficulty or prohibitive increases in the cost of goods sold. However, there can be no assurance that the loss of this supplier would not have a material adverse effect on the Company's business and results of operations. See "Risk Factors -- Reliance on Limited Suppliers."

         Pharmanex. Substantially all of the Company's nutritional supplements and ingredients, including LIFEPAK, are produced or provided by third-party suppliers that are considered by the Company to be the superior suppliers of such products and/or ingredients. The Company currently relies on one unaffiliated supplier for approximately 30% of its nutritional supplements. The Company believes that, in the event it is unable to source any products or ingredients from this supplier or its other current suppliers other than set forth below, the Company could produce such products or replace such products or substitute ingredients without great difficulty or prohibitive increases in the cost of goods sold. However, there can be no assurance that the loss any of such suppliers would not have a material adverse effect on the Company's business and results of operations. In addition, one of the Company's proprietary nutritional supplements, CordyMax Cs4, is sourced or licensed from a sole supplier of such product in China pursuant to a ten-year contract. CHOLESTIN is sourced from two different suppliers pursuant to contracts that expire in 2008 and 2016. The CHOLESTIN and CordyMax agreements have minimum purchase requirements. In the event the Company fails to satisfy these minium purchase requirements, it will be required to pay a penalty. In addition, the Company is required to pay a termination fee if its wants to terminate the agreements prior to the end of their respective terms. In the event the Company is unable to source products from these suppliers, the Company could have difficulty finding another source of these products. See "Risk Factors - Reliance on Limited Suppliers."

         As part of the acquisition of Pharmanex, the Company acquired an extraction and purification facility located in Huzhou, Zhejiang Province, China where it currently produces the extracts for its BIOGINKO 27/7 and TEGREEN 97 products and also a certain potential new product.

         The Company has focused on a five-step sourcing process for its proprietary natural supplements, such as CHOLESTIN and BIO GINKO 27/7 to ensure product quality. The first step in this process is to identify the sources of raw material from among many different species. This requires the Company to employ or engage the necessary botanical expertise to identify the species required for a particular product. The second step involves evaluating the raw material's availability. The Company focuses on products that utilize raw materials that can be cultivated in quantities sufficient to produce satisfactory yields. Variables such as location, seasonal availability, stability, access, and alternative sources must e considered. Once the sources of supply have been identified, the third step is to evaluate their quality--which can differ significantly not just by source, but by time of harvest and method of harvest. The Company has found that steps two and three require an on-the-ground presence and local expertise to be done properly. Step four is to identify the source of supply. To ensure raw material supply, the Company may engage in both forward contracts as well as contracts with multiple suppliers. As a final step to ensuring quality, the Company, when possible, physically supervises the harvest and shipment of all raw materials and bulk extract purchased. This activity involves not only visual inspection, but also chemical analysis of the level of active ingredient in the material at the harvest site and at the receiving dock.

         The Company has contract cultivation areas in China and in Chile. Because certain of its botanical products such as ST. JOHNS WORT and BIOGINKO 27/7 come from crops that can only be harvested once a year, problems with such crops could limit the ability of the Company to produce products associated with that plant species during a poor harvest year. In addition, as these products can only be produced once a year, the Company must rely on the accuracy of its estimates of its product requirements in sourcing these products. If the Company underestimates its product requirements, it may not be able to re-stock such product until the next growing season. In order to help alleviate this problem, the Company is working on sourcing raw materials in both the Northern and Southern hemisphere to provide for two separate growing seasons. See "Risk Factors -- Reliance on Limited Suppliers."

         Big Planet. Substantially all of the services and products offered by Big Planet currently are contracted from unaffiliated third parties pursuant to contractual arrangements. For example, Big Planet has contracted with Qwest Communications to provide long distance phone services for the Company and contracted with UUNET for dial-up access. By acting as a reseller of these services, Big Planet is able to avoid the large capital deployment and investment that would be required to build the infrastructure to provide such services itself until such time as it has developed a sufficient customer base to make investments in infrastructure and equipment economically feasible. However, Big Planet's profit margins and its ability to deliver quality service at competitive prices are dependent upon its ability to negotiate and maintain favorable terms with such third-party providers. Big Planet also contracts with or enters into various business relationships with various unaffiliated parties to acquire the right to distribute unique and innovative products, such as the i-Phone through its e-commerce services.

         Big Planet, however, has invested significantly in its Internet facilities and customer support in order to add value and differentiate itself in the market place. Additionally, implementation of operational support systems allows Big Planet to own the complete relationship with the customer, which enhances the Company's ability to retain customers and market additional new products and services.

Regional Profiles

         For information on the Company's revenue for each of the geographic regions in which the Company operated for the years ended December 31, 1996, 1997, and 1998 and other related information, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations," and
Note 16 to the Company's Consolidated Financial Statements, each of which are incorporated herein by reference to the Company's 1998 Annual Report to Stockholders, sections of which are filed herewith as Exhibit 13.

         North Asia. The Company's North Asia region currently consists of its markets in Japan and South Korea. Japan is the Company's largest market with approximately $654.2 million in revenue in 1998. According to the World Federation of Direct Selling Associations ("WFDSA"), the direct selling channel in Japan generated sales of approximately $30 billion of goods and services in 1997, making Japan the largest direct selling market in the world. Management believes that as many as six million people are involved in direct selling businesses in Japan. Direct selling is governed by detailed government regulation in Japan. See "Risk Factors -- Government

Regulation of Direct Selling Activities." The Company's success to date can be directly attributed to the growth of its Japanese business in recent years. While the direct sales market as a whole has remained relatively flat for several years in Japan, the Company has posted double-digit growth in revenue, on a local currency basis, each year since the Company entered this market in 1993.

         As of December 31, 1998, the Company offered 94 of its 116 personal care products and 19 of its 62 nutritional supplements, including LIFEPAK and LIFEPAK Trim, the Company's core nutritional supplements. In addition, in the fourth quarter of 1998, the Company also introduced a home water filtration system designed for the Japanese market. With a suggested retail price of approximately $400, this is the Company's first large-ticket item to be distributed through its channel. The Company currently offers 59 of its 116 personal care products and six of its 62 nutritional supplements in South Korea. The Company has not introduced any of the proprietary natural health supplements or botanical supplements acquired in connection with the recent acquisition of Pharmanex such as CHOLESTIN and CordyMax Cs-4 in either Japan or South Korea. Subject to obtaining all necessary regulatory approvals and registrations, the Company plans to begin to introduce certain of the Pharmanex botanical products into Japan and South Korea sometime in the second or third quarter of 1999. See "Risk Factors -- Government Regulation of Personal Care Products and Nutritional Supplements."

         Southeast Asia. The Company's Southeast Asia region currently consists of its markets in Taiwan, Hong Kong, Thailand, the Philippines, New Zealand, and Australia. This region has been significantly affected by the Asian economic crisis, which has severely curtailed consumer spending, particularly in Thailand. See "Risk Factors -- Economic and Political Conditions in the Company's Markets."

         Taiwan is the largest market in this region with revenue of $ 119.5 million in 1998. According to the WFDSA, the direct selling channel in Taiwan generated approximately $1.7 billion in sales of goods and services in 1996, of which approximately 43% were nutritional products. Management believes that the direct selling industry in Taiwan contracted during 1998. The contraction was more significant in United States dollar terms as a result of the weakening Taiwanese dollar. Approximately two million people (approximately 10% of the population) are estimated to be involved in direct selling. Because a large percentage of its population is involved in direct selling activities, the Taiwan government regulates direct selling activities to a significant extent. For example, the Taiwan government has enacted tax legislation aimed at ensuring proper tax payments by distributors on their transactions with end consumers. See "Risk Factors -- Government Regulations of Direct Selling Activities." The Company believes that it is one of the largest direct selling companies in Taiwan. As of December 31, 1998, the Company offered 94 of its 116 personal care products and 17of its 62 nutritional supplements in Taiwan.

         Other  Countries.   The  Company's  Other  Countries  region  currently
consists of the Company's 13 markets in Europe, Brazil, and United States, which, until March 1999, had been operated by private affiliates. See "Recent Developments." The European markets first opened in 1995 with the opening of the United Kingdom, Belgium, the Netherlands, France, and Germany. Since that initial opening, an additional eight markets have been opened in Europe, including Sweden, Denmark, and Poland in 1998. Approximately 75 of the Company's personal care products are sold in Europe. The Company has introduced three to five of its IDN products in a liminted number of its European markets. The Company believes the nutritional supplement market provides the Company with its greatest growth potential in Europe. The Company recently hired a new European vice president and continues to refine its operations in Europe to fit the European mold. On March 8, 1999, the Company acquired the Nu Skin operations in the United States, and plans to acquire Big Planet and the other North American Affiliates in the second quarter of 1999. Substantially all of the Company personal care and nutritional supplements are distributed in the United States. The Company is assuming control over the United States operations at an important time. The newly combined Pharmanex/IDN division was recently launched in the United States and Big Planet continues to develop and implement its technology and telecommunication products and services in the United States.

         Following are the weighted average currency exchange rates of $1 into local currency for each of the Company's markets in which revenue exceeded $5.0 million for at least one of the quarters listed:


                           1996                                  1997                                  1998
            ----------------------------------    ----------------------------------    ----------------------------------
              1st      2nd      3rd      4th        1st      2nd      3rd      4th        1st      2nd      3rd      4th
            Quarter  Quarter  Quarter  Quarter    Quarter  Quarter  Quarter  Quarter    Quarter  Quarter  Quarter  Quarter
            -------  -------  -------  -------    -------  -------  -------  -------    -------  -------  -------  -------
Japan(1)      105.8    107.5    109.0    112.9      121.4    119.1    118.1    125.6      128.2    135.9    139.5    119.3
Taiwan         27.4     27.4     27.5     27.5       27.5     27.7     28.4     31.0       32.8     33.6     34.5     32.6
Hong Kong       7.7      7.7      7.7      7.7        7.7      7.7      7.7      7.7        7.7      7.8      7.8      7.8
South Korea   782.6    786.5    815.5    829.4      863.9    889.6    894.8  1,097.0    1,585.7  1,392.6  1,327.0  1,278.9
Thailand       25.2     25.3     25.3     25.5       26.0     25.4     31.5     40.3       45.1     40.3     40.9     37.1

------------------

(1) Since January 1, 1992, the highest and lowest exchange rates for the Japanese yen have been 147.3 and 80.6, respectively.

Competition

         Personal Care and Nutritional Products. The markets for personal care and nutritional products are large and intensely competitive. The Company competes directly with companies that manufacture and market personal care and nutritional products in each of the Company's product categories and product lines. The Company competes with other companies in the personal care and nutritional products industry by emphasizing the uniqueness, value and premium quality of the Company's products and the convenience of the Company's distribution system. Many of the Company's competitors have much greater name recognition and financial resources than the Company. In addition, personal care and nutritional products can be purchased in a wide variety of channels of distribution. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person or through a catalog, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other personal care and nutritional product companies. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future. See "Risk Factors -- Competition."

         Technology Products and Services; Telecommunications. The Internet services and on-line commerce market is new, rapidly evolving, and intensely competitive. The Company expects competition to intensify further in this market in the future. Barriers to entry for e-commerce are relatively low as current and new competitors can launch new Web sites at relatively low cost. Big Planet's e-commerce services also compete with other channels of distribution, including catalogue sales and traditional retail sales. Big Planet currently or potentially competes with other companies for its Internet services and products, including: established on-line services such as America Online and Microsoft Network, local, regional, and national Internet service providers such as MindSpring and national telecommunication companies; and other numerous
e-commerce Web sites such as Amazon.com and Buy.com. Many of Big Planet's competitors have much greater name recognition and financial resources than Big Planet or the Company. In addition, the Company understands that some e-commerce vendors have elected to sell products for little or no gross margins and to generate revenue through the sale of advertising. Big Planet would have a difficult time competing based on price with such vendors because its distribution system results in a commission payment based on such sales. There can be no assurance that Big Planet's business and results of operations will not be affected materially by the intense competition in the Internet market. See "Risk Factors -- Competition."

         The telecommunications industry is highly competitive. Many of the Big Planet's existing and potential competitors in this market segment have financial, personnel, marketing, and other resources significantly greater than those of the Company or Big Planet, as well as other competitive advantages. Increased consolidation and strategic alliances in the industry resulting from the Telecommunications Act of 1996 (the "Telecom Act of 1996") could give rise to significant new competitors to Big Planet. Competition is primarily on the basis of pricing, transmission quality, network reliability, and customer service and support. Big Planet may be at a disadvantage because it does not have its own facilities and must rely on its ability to acquire quality and reliable services from third-party vendors at a price that allows it to resell such services at competitive rates. The ability of Big Planet to compete effectively in this market will depend upon its ability to maintain high quality services at prices equal to or below those charged by its competitors. There can be no assurance that Big Planet or the Company will be able to contract with third parties to obtain rates that allow it to compete on the basis of price in the future or that it will be able to successfully compete in this market. See "Risk Factors - Competition."

         Network Marketing Companies. The Company also competes with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition, and financial resources. The leading network marketing company in the Company's existing markets is Amway Corporation and its affiliates. The Company competes for new distributors on the strength of its multiple business opportunities, product offerings, compensation plan, management strength, and appeal of its international operations. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition. See "Risk Factors--Competition."

Intellectual Property

         The Company's major trademarks are registered in the United States and in many other countries, and the Company considers its trademark protection to be very important to its business. The major trademarks used by the Company include the following: Nu Skin, IDN, Pharmanex, LIFEPAK, and Big Planet. The Company generally registers its important trademarks in the United States and each market where the Company operates or has plans to operate. In addition, a number of the Company's products utilize proprietary technologies and formulations.

Government Regulation

         Direct Selling Activities. Direct selling activities are regulated by various federal, state, and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid," "money games," "business opportunity" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in the Company's current markets often (i) impose certain cancellation/product return, inventory buy-backs and cooling-off rights for consumers and distributors, (ii) require the Company or its distributors to register with the governmental agency, (iii) impose certain reporting requirements on the Company, and/or (iv) impose various requirements, such as requiring distributors to have certain levels of retail sales to qualify to receive commissions, to ensure that distributors are being compensated for sales of products and not for recruitment of new distributors. The extent and provisions of these laws, however, vary from country to country and can impose significant restrictions and limitations on the Company's business operations. For example, in South Korea, the Company cannot pay more than 35% of its revenues to its distributors in any given month. In Germany, the German Commercial Code prohibits the use of direct salespersons to promote a multi-level marketing arrangement by making the inducement to purchase products for resale illegal. Accordingly, the Company, through its German subsidiary, sells its products to consumers through a "commercial agent" rather than a wholesale distributor. A commercial agent is similar to an employee. Therefore, Nu Skin is subject to potential tax and social insurance liability as well as agency law governing the termination of a commercial agent.

         Based on research conducted in opening its existing markets (including assistance from local counsel), the nature and scope of inquiries from government regulatory authorities, and the Company's history of operations in such markets to date, the Company believes that its method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which the Company currently operates. Certain countries, including Singapore and China, currently have laws in place that would prohibit or significantly limit the Company from conducting business in such markets in accordance with its existing business model. There can be no assurance that the Company will be allowed to conduct business in new markets or continue to conduct business in each of its existing markets. See "Risk Factors - Government Regulation of Direct Selling Activities."

         Regulation of Personal Care and Nutritional Supplements. The Company's personal care and nutrition products and related marketing and advertising are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities, including the FDA, the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, and the United States Department of Agriculture in the United States, and the Ministry of Health and Welfare in Japan (the "MOHW").

         The  Company's  markets  have  varied  regulations  concerning  product formulation, labeling, packaging, and importation. These laws and regulations often require the Company to, among other things: (i) reformulate products for a specific market to meet the specific product formulation laws of such country;
(ii) conform product labeling to the regulations in each country; and (iii) register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of such products. For example, in Japan, the MOHW requires the Company to have an import business license and to register each personal care product imported into Japan. The Company has also had to reformulate many products to satisfy MOHW regulations. In Taiwan, all "medicated" cosmetic and pharmaceutical products require registration. These regulations can limit the ability of the Company to import certain products into certain of its markets and can delay the introduction of products into markets as the Company goes through the registration and approval process for such products. The sale of cosmetic products is regulated in the European Union ("EU") member states under the EU Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

         Nutritional   supplements  are  strictly  regulated  in  the  Company's
markets. The Company's markets have varied regulations that apply to and distinguish dietary health supplements from "drugs" or "pharmaceutical products." For example, the Company's products are regulated by the FDA in the United States under the Federal Food, Drug and Cosmetic Act (the "FDCA"). The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act and the Dietary Supplement Health and Education Act ("DSHEA"). DSHEA establishes rules for determining whether a product is a nutritional supplement. Under DSHEA, nutritional supplements are regulated more like foods than drugs, are not subject to the food additive provisions of the law, and are generally not required to undergo regulatory clearance prior to market. None of this infringes, however, upon the FDA's power to remove an unsafe substance from the market, but the law clearly shifts the burden of proof to the FDA. In Japan, regulations strictly limit the types of claims and regulations that can be made regarding the efficacy of nutritional supplements. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, the Company will generally not be able to distribute such product in such market through its distribution channel because of the strict restrictions applicable to drug and pharmaceutical products.

         Many of the Company's existing markets also regulate product claims and advertising. These laws regulate the types of claims and representations that can be made regarding the efficacy of products, particularly dietary supplements. For example, in the United States the Company is unable to make any claim that any of its nutritional supplements will diagnose, cure, mitigate, treat, or prevent disease. DSHEA, however, permits substantiated, truthful, and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. The FDA recently issued a proposed rule concerning these issues. The FTC similarly requires that any claims be substantiated. One of the strategic purposes of the acquisition of Pharmanex was to provide the Company with additional resources to enhance the ability of the Company to comply with these requirements. In Japan, the Company and its distributors are severely restricted in making any claims concerning the health benefits of the Company's nutritional supplements. Accordingly, these regulations can limit the ability of the Company and its distributors to inform consumers of the full benefits of the Company's products. See "Risk Factors -- Government Regulation of Products and Marketing; Import Restrictions."

         The Company and its vendors are also subject to laws and regulations governing the manufacturing of its products. For example, in the United States the FDA regulations establish Good Manufacturing Practices for foods and drugs. Detailed Good Manufacturing Practices have been proposed by the FDA for nutritional supplements; however, no regulations establishing such Good Manufacturing Practices have been adopted.

         To date, the Company has not experienced any difficulty maintaining its import licenses but has experienced complications regarding health and safety and food and drug regulations for nutritional products. Many of the Company's products have required reformulation to comply with local requirements. In addition, in Europe there is no uniform legislation governing the manufacture and sale of nutritional products. Complex legislation governing the manufacturing and sale of nutritional products in this market have inhibited the ability of the Company to gain quick access to this market for its nutritional supplements and could continue to adversely affect and delay sales of the Company's nutritional supplements in these markets, particularly Germany, which already has a large nutritional, herbal, and dietary products industry. Currently, the Company is only actively marketing a few of its core nutritional products in a limited number of countries in its European market.

         Telecommunications Regulation. Following the acquisition of Big Planet, the Company, through Big Planet, will be subject to varying degrees of telecommunications regulation in each of the jurisdictions in which it operates. As a nondominant carrier in the United States, the Company's provision of international and domestic long distance telecommunications services is generally regulated on a streamlined basis. Despite recent trends toward deregulation, some countries do not currently permit competition in the provision of public switched voice telecommunications services.

         United    States    Regulation    of   Domestic    and    International
Telecommunications Services

         In the United States, Big Planet's provision of domestic telecommunications service is subject to the provisions of the Communications Act, as amended by the Telecom Act of 1996, and the Federal Communications Commission ("FCC") regulations promulgated thereunder, as well as the applicable laws and regulations of the various states. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions retain some jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate common carrier communications. The FCC and relevant state authorities regulate the ownership of transmission facilities, the provision of services, and the terms and conditions under which such services are provided. Nondominant carriers such as Big Planet are required by federal and state law and regulations to file tariffs listing the rates, terms, and conditions for the services they provide. In addition, Big Planet is subject to contribution requirements for federal and state universal service funds, which serve to fund affordable telephone service in designated sectors.

         With regard to regulation of international telecommunications services in the United States, common carriers, such as Big Planet, are required to obtain authority under Section 214 of the Communications Act and are subject to a variety of international service regulations, including the FCC's International Settlements Policy, which governs permissible arrangements between United States carriers and their foreign correspondents to settle the cost of terminating traffic on each other's networks and settlement rates, and rules requiring the filing of international tariffs, carrier contracts (including foreign carrier agreements), and traffic and revenue reports.

         Regulation of Telecommunications Services in Foreign Countries

         Many overseas telecommunications markets are undergoing dramatic changes as a result of privatization and deregulation. In Europe, the regulation of the telecommunications industry is governed at a supranational level by EU, which has developed a regulatory framework aimed at ensuring an open, competitive telecommunications market. Each EU member state has a different regulatory regime, and the requirements for Big Planet to obtain necessary licenses vary considerably from one member state to another and are likely to change as competition is permitted in new service sectors. In other overseas markets, Big Planet would be subject to the regulatory regimes in each of the countries in which it seeks to conduct business. Local regulations range from permissive to restrictive, depending upon the country. Despite recent trends toward deregulation, some countries do not currently permit competition in the provision of public switched voice telecommunications services, which will limit the ability of Big Planet to provide telecommunication services in all of the Company's markets.

         Internet Access

         In the United States, Internet service providers are generally considered "enhanced service providers" and are exempt from federal and state regulations governing common carriers. Accordingly, Big Planet's provision of Internet access services is currently exempt from tariff, certification, and rate regulation. Nevertheless, regulations governing disclosure of confidential information, copyright, excise tax, and other requirements that may apply to Big Planet's provision of Internet access services could be adopted in the future. In addition, the applicability of existing laws governing many of these issues to the Internet is uncertain. The majority of such laws were adopted prior to the advent of the Internet and related technologies and do not address unique issues associated with the Internet and related technologies. There can be no assurance that the Company's operation will not be adversely affected by the adoption of any such laws or the application of existing laws to the Internet. In addition, there can be no assurance that regulatory requirements in markets outside of the United States will not adversely affect the ability of the Company to implement Internet services in such markets.

         Other Regulatory Issues. As a United States entity operating through subsidiaries in foreign jurisdictions, the Company is subject to foreign exchange control and transfer pricing laws that regulate the flow of funds between its subsidiaries and the Company for product purchases, management services, and contractual obligations such as the payment of distributor commissions. The Company believes that it operates in compliance with all applicable foreign exchange control and transfer pricing laws. However, there can be no assurance that the Company will continue to be found to be operating in compliance with foreign exchange control and transfer pricing laws, or that such laws will not be modified, which, as a result, may require changes in the Company's operating procedures.

         As is the case with most companies which operate in the Company's product segment, the Company has from time to time received inquiries from various government regulatory authorities regarding the nature of its business and other issues such as compliance with local direct selling, customs, taxation, foreign exchange control, securities, and other laws. Although to date none of these inquiries has resulted in a finding materially adverse to the Company, adverse publicity resulting from inquiries into the Company's operations by certain government agencies in the early 1990s, stemming in part out of inappropriate product and earnings claims by distributors, materially adversely affected the Company's business and results of operations. There can be no assurance that the Company will not face similar inquiries in the future, which, either as a result of findings adverse to the Company or as a result of adverse publicity resulting from the instigation of such inquiries, could have a material adverse effect on the Company's business and results of operations. See "Risk Factors -- Risks of Government Inquiry and Investigation."

         Based on the Company's experience and research (including assistance from counsel) and the nature and scope of inquiries from government regulatory authorities, the Company believes that it is in material compliance with all regulations applicable to it. Despite this belief, the Company could be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by independent distributors. In 1994, NSI and three of its distributors entered into a consent decree with the FTC with respect to its investigation of certain product claims and distributor practices, pursuant to which NSI paid approximately $1.0 million to settle the FTC investigation. In August 1997, NSI reached a settlement with the FTC with respect to certain product claims and its compliance with the 1994 consent decree, pursuant to which settlement NSI paid $1.5 million to the FTC.

          Any assertion or determination that the Company or its distributors are not in compliance with existing laws or regulations could have a material adverse effect on the Company's business and results of operations. In addition, in any country or jurisdiction, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on the Company's business and results of operations. The Company cannot determine the effect, if any, that future governmental regulations or administrative orders may have on the Company's business and results of operations. Moreover, governmental regulations in countries where the Company plans to commence or expand operations may prevent, delay, or limit market entry of certain products or require the reformulation of such products. Regulatory action, whether or not it results in a final determination adverse to the Company, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on the Company's sales and earnings. See "Risk Factors -- Risks of Government Inquiry and Investigation."

Employees

         As of December 31, 1998, the Company had approximately 1,500 full-time and part-time employees. None of the employees is represented by a union or other collective bargaining group. The Company believes its relationship with its employees is good, and does not currently foresee a shortage in qualified personnel needed to operate the business.

Risk Factors

         There are certain significant risks facing the Company, many of which are substantial in nature. The following risks and information should be considered in connection with the other information contained in this filing.

         Economic and Political Conditions in the Company's Markets. Through 1997 and 1998, economic and political conditions in certain of the Company's markets have deteriorated. These adverse conditions have been reflected most significantly in the Company's operating results in its North Asia and Southeast Asia market regions. Many countries currently labor under declining stock and currency markets, mounting bad bank debt, bankruptcies involving large business enterprises, excess capacity, declining demand for foreign goods, and political unrest. Many commentators expect economic and political conditions in certain markets to worsen in the foreseeable future. Adverse economic or political conditions in Japan, which accounted for approximately 70% of the Company's 1998 revenues, could have a particularly adverse impact on the Company and its results of operations.

         Currency Fluctuation and Exchange Rate Factors. Most of the Company's revenue are recognized primarily outside of the United States while inventory purchases are primarily transacted in United States dollars from vendors in the United States. Each entity's local currency is considered the functional currency. All revenue and expenses are translated at weighted average exchange rates for the periods reported. Therefore, the Company's reported revenue and net income will be positively impacted by a weakening of the United States dollar and will be negatively impacted by a strengthening of the United States dollar. The weakening of the Japanese Yen relative to the United States dollar significantly affects the Company's reported revenue and net income since approximately 70% of the Company's revenue is currently derived from the
Japanese market. Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations, or financial condition. However, because nearly all of the Company's revenue is realized in local currencies and the majority of its cost of sales is denominated in United States dollars, the Company's gross profits will be positively affected by a weakening in the United States dollar and will be negatively affected by a strengthening in the United States dollar. The Company reduces its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency exchange contracts. The Company does not use such financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange fluctuations on the Company's operating results. See "Regional Profiles."

         Reliance upon Independent Distributors. The Company distributes its products exclusively through independent distributors who have contracted directly with the Company, through its subsidiary NSI. Distributor agreements are voluntarily terminable by distributors at any time. The Company's revenue is directly dependent upon the efforts of these independent distributors, and any growth in future sales volume will require an increase in the productivity of these distributors and/or the growth in the total number of distributors. As is typical in the direct selling industry, there is turnover in distributors from year to year, which requires the sponsoring and training of new distributors by existing distributors to maintain or increase the overall distributor force and motivate new and existing distributors. The Company experiences seasonal decreases in distributor sponsoring and product sales in some of the countries in which the Company operates because of local holidays and customary vacation periods. The size of the distribution force can also be particularly impacted by general economic and business conditions and a number of intangible factors such as adverse publicity regarding the Company, or the public's perception of the Company's products, product ingredients, distributors or direct selling businesses in general. Historically, the Company has experienced periodic fluctuations in the level of distributor sponsorship (as measured by distributor applications). However, because of the number of factors that impact the sponsoring of new distributors, and the fact that the Company has little control over the level of sponsorship of new distributors, the Company cannot predict the timing or degree of those fluctuations. There can be no assurance that the number or productivity of the Company's distributors will be sustained at current levels or increased in the future. In addition, the number of distributors as a percentage of the population in a given country or market could theoretically reach levels that become difficult to exceed due to the finite number of persons inclined to pursue a direct selling business opportunity.

         Because distributors are independent contractors, the Company is not in a position to provide the same level of direction, motivation, and oversight as it would with respect to its own employees. Although the Company has a compliance department responsible for the enforcement of the policies and procedures that govern distributor conduct, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status, as well as the impact of regulations in certain countries that limit the ability of the Company to monitor and control the sales practices of distributors or terminate distributors. See "Distribution System."

         Risks Related to the Integration of Recent and Contemplated Acquisitions. The Company believes that its recent acquisitions of NSI, Pharmanex, and the business operations of Nu Skin USA, Inc., and its proposed acquisitions of the remaining private North American Affiliates and Big Planet, have created or will create opportunities for long-term efficiencies in the Company's operations and other benefits that should positively affect future results of the combined operations of the Company. However, no assurances can be given whether or when such efficiencies and benefits will be realized. In addition, the Company has become more complex and diverse since the acquisitions of NSI, Pharmanex, and the business operations of Nu Skin USA, Inc., and will become even more so after the consummation of the acquisition of Big Planet and the remaining private North American Affiliates. The combination of the Company's business with that of its recent and contemplated acquisitions will present difficult challenges for the Company's management because of the increased time and resources required to manage a complex world-wide business. Also, the accounting for the completed and contemplated acquisitions using the purchase method has resulted and could result in significant intangible assets or a significant charge against operations, or both, which could adversely affect future results of operations. While management and the Board of Directors of the Company believe that the continued integration of the recent acquisitions and the contemplated acquisition of Big Planet will be effected in a manner which will increase the value of the Company, no assurance can be given that such realization of value will be achieved. The Company will also need to integrate the products of Pharmanex, which until recently were marketed only in the mass market, into the Company's direct sales distribution system. There can be no assurance that the Company will be able to successfully integrate the products of Pharmanex into the Company's current distribution system, that Pharmanex products will gain acceptance in this channel, or that the Company will not incur significant costs and expenses in connection with such integration. The closing of the proposed Big Planet acquisition is subject to certain contingencies including the satisfactory completion of definitive documentation and the Company's due diligence investigation of Big Planet and the receipt of various governmental approvals. The Company cannot assure that the Big Planet acquisition will be consummated. In addition, Big Planet, like many Internet companies, has experienced significant operating losses to date. There can be no assurance that Big Planet will be able to operate profitably in the highly competitive Internet market in the near future or that such products can be profitably marketed through a network marketing system. See "Recent Developments."

         Government Regulation of Direct Selling Activities. Direct selling activities are regulated by various governmental agencies in the United States and foreign countries. Direct selling in certain of the Company's markets is restricted or subject to stringent regulation. There can be no assurances that regulatory authorities in the Company's existing markets will not impose new legislation or change existing legislation that adversely affects the Company's business in those markets, or that new judicial interpretation of existing law may be issued that adversely affect the Company's business. There can be no assurance that the Company will be allowed to conduct business in each of its existing markets or potential new markets. See "Government Regulation -- Direct Selling Activities."

         Government Regulation of Products and Marketing; Import Restrictions. The Company is subject to or affected by extensive governmental regulations not specifically related to network marketing. Such regulations govern, among other things:

       *      The Company's personal care products and nutritional supplements;

       * The Company's telecommunication products and services offered through Big Planet;

       *      Product  formulation,   manufacturing,  labeling,  packaging,  and
              importation;

       * Product claims and advertising, whether made by the Company or its distributors;

       *      Fair trade and distributor practices;

       * Taxes, transfer pricing, and similar regulations that affect foreign taxable income and customs duties; and

       *      foreign companies generally.

         With the exception of a small percentage of revenue, virtually all of the Company's sales historically have been derived from the sale of its own products. All of those products historically have been imported into the countries in which they were ultimately sold. The countries in which the Company currently conducts business impose various legal restrictions on imports. In any given country, duties on imports may be changed to materially adversely affect the Company's sales and competitive position compared to locally produced goods. In some jurisdictions, regulators have or may prevent the importation of the Company's products altogether.

         The Company's personal care and nutritional products and related marketing and advertising also are subject to extensive governmental regulation. The Company may not be able to introduce its nutritional products in markets outside the United States if it is unable to obtain regulatory approval of such products or if such products or any ingredients contained in such products are prohibited in such markets. The Company may also be prohibited from making therapeutic claims regarding such products in certain markets even if the Company may have research and independent studies supporting such claims. Present or future health and safety or food and drug regulations, or judicial interpretations thereof, could delay or prevent the introduction of new products into a given country or marketplace or suspend or prohibit the sale of existing products in such country or marketplace. See "Government Regulation -- Regulation of Personal Care and Nutritional Supplements."

         The Company's proposed provision of Internet access services through Big Planet is currently exempt from significant regulation in the United States. However, the applicability of existing laws to the Internet and related technologies is uncertain, and laws and regulations may be adopted that apply to such technologies in the future. There can be no assurance that the Company's operations will not be adversely effected by the adoption of any such laws or the application of existing laws to the Internet. In addition, the Company could be subject to regulations in its foreign markets that are applicable to the Internet. There can be no assurance that any of such laws could not delay or prevent the Company from introducing Big Planet products and services into such markets, or otherwise adversely affect the ability of the Company operate in these markets. See "Government Regulation -- Telecommunications Regulation."

         As a United States entity operating through subsidiaries in foreign jurisdictions, the Company is subject to foreign exchange control and transfer pricing laws that regulate the flow of funds between the Company, its subsidiaries, and affiliates. There can be no assurance that the Company will continue to operate in compliance with foreign customs, exchange control, and transfer pricing laws, or that such laws will not be modified, which, as a result, may require changes in the Company's operating procedures. See "Government Regulation -- Other Regulatory Issues."

         Risks of Government Inquiry and Investigation. As is the case with most direct sales companies, the Company has from time to time, received inquiries from various government regulatory authorities regarding the nature of its business and other issues such as compliance with local business opportunity and securities laws. Also, its subsidiaries are periodically subject to reviews and audits by various governmental agencies. There is no assurance that the Company or its subsidiaries will not face similar inquiries and other investigations in the future. Any assertion or determination that the Company, or any of its distributors, are not in compliance with existing laws or regulations, could potentially have a material adverse effect on the Company's business and results of operations. In addition, in any country or jurisdiction, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on its business and results of operations. The Company cannot determine the effect, if any, that future governmental regulations or administrative orders may have on its business and results of operations. Moreover, governmental regulations in countries where the Company plans to commence or expand operations may prevent, delay, or limit market entry of certain products or require the reformulation of such products. Regulatory action, whether or not it results in a final determination adverse to the Company, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on the Company's revenue and net income. See "Government Regulation -- Other Regulatory Issues."

         Reliance on Limited Suppliers. The Company currently acquires products and ingredients from sole suppliers or from suppliers considered to be the superior suppliers of such ingredients. The loss of any of these suppliers could have a material adverse effect on the Company's business and results of operations. Because certain of the Company's botanical products are derived from crops that can only be harvested once a year, problems with a certain crop could limit the ability of the Company to produce a product associated with that plant species in a given year. See "Sourcing and Production."

         Competition. The markets for the Company's personal care and nutritional products, and the technology products and services offered by Big Planet are intensely competitive. The Company also competes with other direct selling organizations. Many of the Company's competitors have much greater name recognition and financial resources than the Company, which may give them a competitive advantage. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future. Although the Company distributes certain products it considers proprietary, it does not currently have significant patent protection for its products. In addition, competitors may also introduce products utilizing the same natural ingredients and herbs as the Company's proprietary health supplement CHOLESTIN, the Company believes competitors have introduced competing products utilizing red yeast rice. Because of restrictions under regulatory requirements concerning claims that can be made with respect to dietary supplements, the Company may have a difficlult time differentiating its products from those of competitors. See "Competition."

         Year 2000 Risks. The Company may not accurately identify all potential Year 2000 problems within its business, and the corrective measures that it may implement may be ineffective or incomplete. The Company cannot assure that Big Planet will not experience Year 2000 problems related to or affecting its business. Any such problems could adversely affect the Company. The Company also contracts with many third parties that could be affected by the Year 2000 problem, such as technology and telecommunication service providers and other suppliers and manufacturers. If any of these or other third parties on which the Company relies experience Year 2000 problems, the Company's business could be adversely affected. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations" in the Company's Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

         Risks Related to Potential Changes in Business Model. The Company believes that direct sellers will need to adapt their business models to integrate the Internet into their operations as more and more consumers purchase goods and services over the Internet instead of through traditional retail and direct sales channels. The Company cannot assure that it or its distributors will be able to adequately adapt to the use of new technology or sales channels or effectively integrate the Internet into their respective operations. See "Distribution System."

         Potential Effects of Adverse Publicity. The size of the Company's distribution force and the results of the Company's operations can be particularly impacted by adverse publicity regarding the Company, or their competitors, including publicity regarding the legality of network marketing, the quality of the Company's products and product ingredients or those of its competitors, regulatory investigations of the Company or the Company's competitors and their products, distributor actions, and the public's perception of the Company's distributors and direct selling businesses generally. The Company's operations in the past have been adversely affected by such adverse publicity in certain markets, and there can be no assurance that the Company's operations will not be adversely affected in the future by adverse publicity concerning the Company, its distribution system, or network marketing in general.

         Control by Existing Stockholders; Anti-Takeover Effect of Dual Classes of Common Stock. The shares of Class B Common Stock, which are held by the original stockholders of NSI and their affiliates, enjoy ten to one voting privileges over the shares of Class A Common Stock until the outstanding shares of Class B Common Stock constitute less than 10% of the total outstanding shares of Common Stock. These stockholders and certain of their affiliates collectively own 100% of the outstanding shares of the Class B Common Stock, representing more than 90% of the combined voting power of the outstanding shares of Common Stock. Accordingly, these stockholders and certain of their affiliates, acting fully or partially in concert, will have the ability to control the election of the Board of Directors of the Company and thus the direction and future operations of the Company without the supporting vote of any other stockholder of the Company, including decisions regarding acquisitions and other business opportunities, the declaration of dividends, and the issuance of additional shares of Class A Common Stock and other securities. As long as these stockholders are majority stockholders of the Company, assuming they elect to act in concert, third parties will not be able to obtain control of the Company through purchases of shares of Class A Common Stock.

         Taxation Risks and Transfer Pricing. The Company is subject to taxation in the United States, where it is incorporated, at a statutory corporate federal tax rate of 35.0% plus any applicable state income taxes. In addition, each subsidiary is subject to taxation in the country in which it operates, at rates above and below the current tax rate in the United States. For example, the Company's subsidiary in Japan has historically been subject to a tax rate of approximately 57%. The Company is eligible to receive foreign tax credits in the U.S. for the amount of foreign taxes actually paid in a given period. In the event that the Company's operations in high tax jurisdictions such as Japan grow disproportionately to the rest of the Company's operations, the Company will be unable to fully utilize its foreign tax credits in the U.S., which could, accordingly, result in the Company paying a higher overall effective tax rate on its worldwide operations.

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

         Product Liability. The Company may be subject, under applicable laws and regulations, to liability for loss or injury caused by its products. Accordingly, the Company maintains a policy covering product liability claims for itself and its affiliates with a $1 million per claim and $1 million annual aggregate limit and an umbrella policy with a $40 million per claim and $40 million annual aggregate limit. Although the Company has not been the subject of material product liability claims, no assurance can be given that the Company may not be exposed to future product liability claims, and, if any such claims are successful, there can be no assurance that the Company will be adequately covered by insurance or have sufficient resources to pay such claims.

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

         Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company in each country in which the Company operates and the financial results of the Company. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein relate to the: (i) proposed acquisitions of Big Planet and the remaining private North American Affiliates, (ii) proposed shift to a strategic, product-based divisional operating structure and related modifications of the Global Compensation Plan; (iii) expansion of the Company's market share in its current markets; (iv) Company's entrance into new markets;
(v) development of new products and new product lines tailored to appeal to the particular needs of consumers in specific markets; (vi) stimulation of product sales by introducing new products and reintroducing existing products with improvements; (vii) creation of new nutritional products through the research and development capabilities of Pharmanex; (viii) establishment of relationships with major universities to assist in nutritional product development and testing; (ix) establishment of strategic relationships to expand the Company's and Big Planet's products offered for sale on the Internet; (x) enhancement and expansion of Big Planet's telecommunication and technology services and other products, including the offering of wireless services through a third-party wireless service provider and prepaid paging products through SkyTel; (xi) promotion of distributor growth, retention, and leadership through local market initiatives; (xii) upgrading of the Company's technological resources to support distributors, including using the Internet in distributing products; (xiii) utilization of technological advancements to improve the Company's direct selling efforts; and (xiv) obtaining of regulatory approvals for certain products.

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

         The Company wishes to further advise readers that the important factors presented in the above-referenced Risk Factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences include, but are not limited to (a) adverse economic and political conditions in some of the Company's markets, particularly in the Company's Asian markets; (b) fluctuations in foreign currency values relative to the United States dollar,
(c) factors related to the Company's reliance upon independent distributors, (d) risks related to the continued integration of recent acquisitions by the Company; (e) the possibility the proposed acquisitions of Big Planet and the remaining private North American Affiliates may not be consummated, (f) the inability of the Company to gain market acceptance of new products, including the Pharmanex products and Big Planet products and services, (g) government regulation of the Company's direct selling activities in its existing and future markets, (h) government regulation of products and marketing generally, (i) risks inherent in the importation, regulation, and sale of personal care and nutritional products in the Company's markets, (j) other regulatory issues, including regulatory action against the Company or its distributors in any of the Company's markets, (k) the Company's reliance on limited suppliers of the Company's products, (l) competition in the Company's existing and future markets, (m) risks that the Company's and its vendors' plans to remedy Year 2000 issues may be inadequate, which could result in disruptions of the Company's business, and (n) risks related to potential changes in direct selling practices, particularly those changes prompted by changes in technology.

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

ITEM 2.PROPERTIES

         The Company generally leases its warehouse, office, or distribution facilities in each geographic region in which the Company currently has operations. Nu Skin believes that its existing facilities are adequate for its current operations in each of its existing markets. The following table summarizes, as of March 5, 1999, the Company's major leased office and distribution facilities.

Location                 Function                        Approximate Square Feet
--------                 --------                        -----------------------
Provo, Utah              Distribution center                      198,000
Provo, Utah              Corporate offices                        125,000
Los Angeles, California  Warehouse                                126,000
Yokohama, Japan          Warehouse                                 37,000
Tokyo, Japan             Central office/distribution center        44,000
Taipei, Taiwan           Central office/distribution center        26,000
Nankan, Taiwan           Warehouse/distribution center             37,000
Venlo, Netherlands       Warehouse/offices                         20,000

In connection with the acquisition of Pharmanex, the Company acquired a production facility located in Huzhou, Zhejiang Province, China. The design and construction of this extraction and purification facility was completed in October 1994 and on-line production began in November 1994.

ITEM 3.  LEGAL PROCEEDINGS

         NSI is a party to an action entitled Natalie Capone on behalf of Herself and All Others Similarly Situated v. Nu Skin Canada, Inc., Nu Skin International, Inc. Blake Roney, et. al. which was filed with the United States District Court for the District of Utah, Central Division (the "Court") in March 1993. Ms. Capone filed a class action complaint against NSI and certain affiliated parties (the "Defendants"). The complaint alleges violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, common law fraud, and violations of the Utah Consumer Sales Practices Act. The plaintiff also sought injunctive relief, disgorgement by Defendants, and restitution to plaintiff of all earnings, profits, compensation, and benefits obtained by the Defendants. In June 1997, the Court denied NSI's motion for summary judgment but also denied the plaintiff's motion to certify a similarly situated class of distributors. In May 1998 the Court, upon reconsideration, granted the plaintiff's motion to certify a similarly situated class of distributors based on more limited claims under the Securities Act of 1933 and the Utah Anti-Pyramid statute. The case continues in discovery. The Company's potential liability associated with this case is limited by certain indemnities provided to the Company in connection with the acquisition by the Company of NSI.

         At the time of the Company's acquisition of Pharmanex, Inc. in the fourth quarter of 1998, Pharmanex was a party to an action entitled Pharmanex, Inc. v. Donna Shalala which was filed by Pharmanex with the United States District Court for the District of Utah, Central Division ("Court") in April 1997 after the Food and Drug

Administration informed Pharmanex that it considered Pharmanex's product, CHOLESTIN, to be a drug. The matter was held in abeyance pending an issuance of a final decision by the FDA. On May 20, 1998, the FDA issued a "Final Order" announcing the FDA's decision that it considers CHOLESTIN to be a "drug" and a "new drug" rather than a dietary supplement. On June 1, 1998, Pharmanex filed an amended complaint requesting the Court to find that the FDA decision was contrary to the law. On February 16, 1999, the Court ruled that CHOLESTIN was not a drug and could be legally sold as a dietary supplement. There can be no assurance that the FDA will not appeal such order, or in the event of such appeal, that the Company would prevail. An adverse decision on appeal could restrict the ability of the Company to distribute CHOLESTIN in the United States

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Common Stock" in the Company's 1998 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13. On October 16, 1998, the Company issued a total of 3,777,992 shares of Class A Common Stock to the shareholders of Generation Health Holdings, Inc. pursuant to the merger of Generation Health Holdings, Inc. with and into Sage Acquisition Corporation, a wholly-owned subsidiary of the Company. The issuance of such shares was made in a private transaction in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by Item 6 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Selected Financial Data" in the Company's 1998 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 of Form 10-K is incorporated herein by reference from the information contained in the section captioned
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in the section captioned
"Management's Discussion and Analysis of Financial Condition and Results of Operations " and Note 14 to the Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 of Form 10-K is incorporated herein by reference to the Consolidated Financial Statements and the related notes set forth in the Company's 1998 Annual Report to Stockholders, sections of which are attached hereto as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

The information required by Items 10, 11, 12, and 13 of Part III are hereby incorporated by reference to the Company's Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission not later than April 30, 1999.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             (a) Documents filed as part of this Form 10-K:

                 1. Financial Statements (pursuant to Part II, Item 8)

                      Report of Independent Accountants

                      Consolidated Balance Sheets at December 31, 1997 and 1998

                      Consolidated Statements of Income for the years ended December 31, 1996, 1997, and 1998

                      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997, and 1998

                      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997, and 1998

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

                      2.2 Restated Agreement and Plan of Reorganization and Merger by and between Nu Skin Enterprises, Inc., Sage Acquisition Corporation and Generation Health Holdings, Inc. dated as of October 16, 1998, incorporated by reference to
                                 Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 2, 1998.

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

                      10.6 Form of Purchase and Sale Agreement between Nu Skin Hong Kong and NSI incorporated by reference to Exhibit 10.6 to the Company's Form S- 1.

                      10.7 Form of Licensing and Sales Agreement between NSI and each subsidiary (prior to the Company's acquisition of NSI and other than Nu Skin Korea) incorporated by reference to Exhibit
                                 10.7 to the Company's Form S-1.

                      10.8 Form of Regional Distribution Agreement between NSI and Nu Skin Hong Kong incorporated by reference to Exhibit 10.8 to the Company's Form S-1.

                      10.9 Form of Wholesale Distribution Agreement between NSI and each Subsidiary (prior to the Company's acquisition of NSI and other than Nu Skin Hong Kong) incorporated by reference to
                                 Exhibit 10.9 to the Company's Form S-1.

                      10.10 Form of Trademark/Tradename License Agreement between NSI and each subsidiary (prior to the Company's acquisition of NSI) incorporated by reference to Exhibit 10.10 to the Company's Form S-1.

                      10.11 Form of Management Services Agreement between Nu Skin International Management Group, Inc. ("NSIMG")and each subsidiary (prior to the Company's acquisition of NSI) incorporated by reference to Exhibit 10.11 to the Company's Form S-1.

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

                      10.14 Form of Independent Distributor Agreement by and between NSI and Independent Distributors in Japan incorporated by reference to Exhibit
                                 10.14 to the Company's Form S-1.

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

                      10.17 Nu Skin Asia Pacific, Inc. 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.17 to the Company's Form S-1.

                      10.18 Form of Bonus Incentive Plan for Subsidiary Presidents incorporated by reference to Exhibit
                                 10.18 to the Company's Form S-1.

                      10.19      Option Agreement by and between the Company and
                                 M. Truman Hunt  incorporated  by  reference  to
                                 Exhibit 10.19 to the Company's Form S-1.

                      10.20 Form of Mutual Indemnification Agreement by and between the Company and NSI incorporated by reference to Exhibit 10.20 to the Company's Form S-1.

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

                      10.28 Stock Purchase Agreement dated as of December 10, 1997, between Nu Skin Asia Pacific, Inc. and Kirk V. Roney and Melanie R. Roney, incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                      10.29 Stock Purchase Agreement dated as of December 10, 1997, between Nu Skin Asia Pacific, Inc. and Rick A. Roney and certain affiliates, incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                      10.30 Stock Purchase Agreement dated as of December 10, 1997, between Nu Skin Asia Pacific, Inc. and Burke F. Roney, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                      10.31 Stock Purchase Agreement dated December 10, 1997, between Nu Skin Asia Pacific, Inc. and Park R. Roney, incorporated by reference to
                                 Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                      10.32 Stock Purchase Agreement dated December 10, 1997, between Nu Skin Asia Pacific, Inc. and The MAR Trust incorporated by reference to
                                 Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                      10.33 Form of Management Services Agreement by and each of between NSIMG and Nu Skin USA, Inc. ("Nu Skin USA") and the other North American Affiliates.

                      10.34 Form of Wholesale Distribution Agreement by and between NSI and each of Nu Skin USA and the other North American Affiliates.

                      10.35 Form of Licensing and Sales Agreement by and between NSI and each Nu Skin USA and the other North American Affiliates.

                      10.36 Form of Trademark\Tradename Licensing Agreement by and between NSI and each of Nu Skin USA and the other North American Affiliates.

                      10.37 Tax Sharing and Indemnification Agreement dated December 31, 1997, by and among NSI, Nu Skin USA, and the shareholders of NSI and Nu Skin USA and their successors and assigns.

                      10.38 Assumption of Liabilities and Indemnification Agreement dated December 31, 1997, by and between NSI and Nu Skin USA.

                      10.39 Employee Benefits Allocation Agreement by and between NSI and Nu Skin USA.

                      10.40 Form of Licensing Agreement between NSI and Big Planet.

                      10.41 Form of Management Services Agreement between NSI and Big Planet.

                      10.42 Warehouse Lease Agreement dated March 1996, between NSI and Aspen Investments, Ltd.

                      10.43 Lease Agreement dated January 27, 1995, by and between NSI and Scrub Oak, Ltd.

                      10.44 Sublease Agreement dated January 1, 1998, by and between NSI and Nu Skin USA.

                      10.45      Warehouse Lease Agreement (Annex) dated October
                                 1,  1993,   by  and   between   NSI  and  Aspen
                                 Investments, Ltd.

                      10.46 Contribution and Distribution Agreement dated as of December 31, 1997, by and between NSI an Nu Skin USA.

                      10.47      Form of the Company's  Employee Incentive Bonus
                                 Plan.

                      10.48 Amendment in Total and Complete Restatement of Deferred Compensation Plan.

                      10.49      Form of Deferred Compensation Plan (New Form).

                      10.50 Amendment in Total and Complete Restatement of NSI Compensation Trust.

                      10.51 Employment Agreement by and between Pharmanex, Inc. and William McGlashan, Jr.

                      10.52 Asset Purchase Agreement by and among the Company, Nu Skin United States, Inc., and Nu Skin USA, dated as of March 8, 1999.

                      10.53 Termination Agreement by and between NSI and Nu Skin USA, dated as of March 8, 1999.

                      10.54 Indemnification Limitation Agreement by and among the Company, Nu Skin United States, Inc., NSI, Nu Skin USA, and the other parties who executed such agreement.

                      10.55      Amendment   No.  1  to  Amended  and   Restated
                                 Stockholders Agreement dated as of November 28, 1997.

                      13 1998 Annual Report to Stockholders (Only items incorporated by reference).

                      21.1       Subsidiaries of the Company.

                      23.1       Consent of PricewaterhouseCoopers LLP.

                      23.2       Consent and Report of Grant Thornton LLP.

                      27.        Financial Data Schedule.

             (B) The Company  filed two  Current  Reports on Form 8-K during the last quarter of the period covered by this report.

                 On October 6, 1998, the Company filed a Current Report on Form 8-K to report that it had entered into an agreement to purchase Generation Health Holdings, Inc., the parent company of Pharmanex.

                 On November 2, 1998, the Company filed a Current Report on Form 8-K to report that it had completed the acquisition of Generation Health Holdings, Inc. on October 16, 1998.

             (c) The  exhibits  required  by  Item 601 of Regulation S-K are set forth in (a)3 above.

             (d) The financial statement schedules  required  by Regulation  S-K are set forth in (a)2 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.
                                            NU SKIN ENTERPRISES, INC.

                                            By:   /s / Steven J. Lund
                                                  Steven J. Lund, President
                                                  and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1999.

         Signature                          Capacity in Which Signed
----------------------------    ------------------------------------------------

/s/  Blake M. Roney             Chairman of the Board
Blake M. Roney

/s/  Steven J. Lund             President, Chief Executive Officer, and Director
Steven J. Lund                  (Principal Executive Officer)

/s/ Corey B. Lindley            Chief Financial Officer (Principal Financial
Corey B. Lindley                Officer and Accounting Officer)

/s/ Sandra N. Tillotson         Senior Vice President, Director
Sandra N. Tillotson

/s/ Keith R. Halls              Senior Vice President, Director
Keith R. Halls

/s/ Brooke B. Roney             Senior Vice President, Director
Brooke B. Roney

/s/ Daniel W. Campbell          Director
Daniel W. Campbell

/s/ E. J. "Jake" Garn           Director
E. J. "Jake" Garn

/s/ Paula Hawkins               Director
Paula Hawkins

/s/ Max L. Pinegar              Director
Max L. Pinegar

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

2.2 Restated Agreement and Plan of Reorganization and Merger by and between Nu Skin Enterprises, Inc., Sage Acquisition Corporation and Generation Health Holdings, Inc. dated as of October 16, 1998, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 2, 1998.

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

10.6 Form of Purchase and Sale Agreement between Nu Skin Hong Kong and NSI incorporated by reference to Exhibit 10.6 to the Company's Form S-1.

10.7 Form of Licensing and Sales Agreement between NSI and each subsidiary (prior to the Company's acquisition of NSI and other than Nu Skin Korea) incorporated by reference to Exhibit 10.7 to the Company's Form S-1.

Exhibit
Number       Exhibit Description
-------      -------------------
10.8         Form of  Regional  Distribution  Agreement  between NSI and Nu Skin
             Hong Kong incorporated by reference to Exhibit 10.8 to the Company's Form S-1.

10.9 Form of Wholesale Distribution Agreement between NSI and each Subsidiary (prior to the Company's acquisition of NSI and other than Nu Skin Hong Kong) incorporated by reference to Exhibit 10.9 to the Company's Form S-1.

10.10 Form of Trademark/Tradename License Agreement between NSI and each subsidiary (prior to the Company's acquisition of NSI) incorporated by reference to Exhibit 10.10 to the Company's Form S-1.

10.11 Form of Management Services Agreement between Nu Skin International Management Group, Inc. ("NSIMG")and each subsidiary (prior to the Company's acquisition of NSI) incorporated by reference to Exhibit
             10.11 to the Company's Form S-1.

10.12 Form of Licensing and Sales Agreement between NSI and Nu Skin Korea incorporated by reference to Exhibit 10.12 to the Company's Form S-1.

10.13        Form of  Independent  Distributor  Agreement by and between NSI and
             Independent   Distributors  in  Hong  Kong/Macau   incorporated  by
             reference to Exhibit 10.13 to the Company's Form S-1.

10.14 Form of Independent Distributor Agreement by and between NSI and Independent Distributors in Japan incorporated by reference to
             Exhibit 10.14 to the Company's Form S-1.

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

10.17 Nu Skin Asia Pacific, Inc. 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.17 to the Company's Form S-1.

10.18 Form of Bonus Incentive Plan for Subsidiary Presidents incorporated by reference to Exhibit 10.18 to the Company's Form S-1.

10.19 Option Agreement by and between the Company and M. Truman Hunt incorporated by reference to Exhibit 10.19 to the Company's Form S-1.

10.20 Form of Mutual Indemnification Agreement by and between the Company and NSI incorporated by reference to Exhibit 10.20 to the Company's Form S-1.

10.21 Manufacturing Sublicense Agreement, dated July 27, 1995, by and between NSI and Nu Skin Japan incorporated by reference to Exhibit
             10.21 to the Company's Form S-1.

10.22        1996  Option   Agreement   by  and  between  the  Company  and  NSI
             incorporated  by reference to Exhibit 10.22 to the  Company's  Form
             S-1.

10.23 Form of Addendum to Amended and Restated Licensing and Sales Agreement incorporated by reference to Exhibit 10.23 to the Company's Form S-1.

Exhibit
Number       Exhibit Description
-------      -------------------
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

10.27 Stock Pledge Agreement between Nu Skin Asia Pacific, Inc. and Nedra Roney dated as of December 10, 1997, incorporated by reference to
             Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997..

10.28 Stock Purchase Agreement dated as of December 10, 1997, between Nu Skin Asia Pacific, Inc. and Kirk V. Roney and Melanie R. Roney, incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.29 Stock Purchase Agreement dated as of December 10, 1997, between Nu Skin Asia Pacific, Inc. and Rick A. Roney and certain affiliates, incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.30 Stock Purchase Agreement dated as of December 10, 1997, between Nu Skin Asia Pacific, Inc. and Burke F. Roney, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.31 Stock Purchase Agreement dated December 10, 1997, between Nu Skin Asia Pacific, Inc. and Park R. Roney, incorporated by reference to
             Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.32 Stock Purchase Agreement dated December 10, 1997, between Nu Skin Asia Pacific, Inc. and The MAR Trust incorporated by reference to
             Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.33 Form of Management Services Agreement by and each of between NSIMG and Nu Skin USA, Inc. ("Nu Skin USA") and the other North American Affiliates.

10.34 Form of Wholesale Distribution Agreement by and between NSI and each of Nu Skin USA and the other North American Affiliates.

10.35 Form of Licensing and Sales Agreement by and between NSI and each Nu Skin USA and the other North American Affiliates.

10.36 Form of Trademark\Tradename Licensing Agreement by and between NSI and each of Nu Skin USA and the other North American Affiliates.10.33 Management Services Agreement dated December 31, 1997, by and between NSIMG and Nu Skin USA, Inc. ("Nu Skin USA").

Exhibit
Number       Exhibit Description
-------      -------------------
10.37        Tax Sharing and Indemnification  Agreement dated December 31, 1997, by and among NSI, Nu Skin USA, and the  shareholders  of NSI and Nu
             Skin USA and their successors and assigns.

10.38 Assumption of Liabilities and Indemnification Agreement dated December 31, 1997, by and between NSI and Nu Skin USA.

10.39        Employee  Benefits  Allocation  Agreement by and between NSI and Nu
             Skin USA.

10.40        Form of Licensing Agreement between NSI and Big Planet.

10.41        Form of Management Services Agreement between NSI and Big Planet.

10.42 Warehouse Lease Agreement dated March 1996, between NSI and Aspen Investments, Ltd.

10.43 Lease Agreement dated January 27, 1995, by and between NSI and Scrub Oak, Ltd.

10.44 Sublease Agreement dated January 1, 1998, by and between NSI and Nu Skin USA.

10.45 Warehouse Lease Agreement (Annex) dated October 1, 1993, by and between NSI and Aspen Investments, Ltd.

10.46 Contribution and Distribution Agreement dated as of December 31, 1997, by and between NSI an Nu Skin USA.

10.47        Form of the Company's Employee Incentive Bonus Plan.

10.48        Amendment   in  Total  and   Complete   Restatement   of   Deferred
             Compensation Plan.

10.49        Form of Deferred Compensation Plan (New Form).

10.50        Amendment in Total and  Complete  Restatement  of NSI  Compensation
             Trust.

10.51 Employment Agreement by and between Pharmanex, Inc. and William McGlashan, Jr.

10.52 Asset Purchase Agreement by and among the Company, Nu Skin United States, Inc., and Nu Skin USA, dated as of March 8, 1999.

10.53 Termination Agreement by and between NSI and Nu Skin USA, dated as of March 8, 1999.

10.54 Indemnification Limitation Agreement by and among the Company, Nu Skin United States, Inc., NSI, Nu Skin USA, and the other parties who executed such agreement.

10.55 Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of November 28, 1997.

13 1998 Annual Report to Stockholders (Only items incorporated by reference).

Exhibit
Number       Exhibit Description
-------      -------------------

21.1         Subsidiaries of the Company.

23.1         Consent of PricewaterhouseCoopers LLP.

23.2         Consent and Report of Grant Thornton LLP.

27.          Financial Data Schedule.