Form 10-Q
period 2007-03-31
NU SKIN ENTERPRISES INC
filed 2007-05-10
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Yes            No

As of April 30, 2007, 64,489,483 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2007 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.
The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$ 100,806	$ 121,353
Current investments	12,200	—
Accounts receivable	20,509	19,421
Inventories, net	93,544	92,092
Prepaid expenses and other	44,062	44,093
	271,121	276,959

Property and equipment, net	86,818	85,883
Goodwill	112,446	112,446
Other intangible assets, net	90,182	91,349
Other assets	128,060	98,212
Total assets	$ 688,627	$ 664,849

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 28,485	$ 20,815
Accrued expenses	105,128	120,074
Current portion of long-term debt	26,767	26,652
	160,380	167,541

Long-term debt	176,778	136,173
Other liabilities	73,576	42,155
Total liabilities	410,734	345,869

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	201,824	199,322
Treasury stock, at cost - 26.1 million and 23.6 million shares	(392,839)	(346,889)
Retained earnings	533,696	531,563
Accumulated other comprehensive loss	(64,879)	(65,107)
	277,893	318,980
Total liabilities and stockholders' equity	$ 688,627	$ 664,849

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006

Revenue	$ 273,640	$ 265,780
Cost of sales	50,679	46,994

Gross profit	222,961	218,786

Operating expenses:
Selling expenses	116,438	112,298
General and administrative expenses	88,972	90,003
Impairment of assets and other	—	20,840
Restructuring and other charges	—	11,115

Total operating expenses	205,410	234,256

Operating income (loss)	17,551	(15,470)
Other income (expense), net	(794)	(1,054)

Income (loss) before (provision) benefit for income taxes	16,757	(16,524)
(Provision) benefit for income taxes	(6,257)	6,196

Net income (loss)	$ 10,500	$ (10,328)

Net income (loss) per share (Note 2):
Basic	$ 0.16	$ (0.15)
Diluted	$ 0.16	$ (0.15)

Weighted-average common shares outstanding:
Basic	65,939	70,131
Diluted	66,811	70,131

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 10,500	$ (10,328)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	7,817	7,585
Stock-based compensation	2,382	2,146
Impairment of Scanner asset	—	18,984
Changes in operating assets and liabilities:
Accounts receivable	(794)	172
Inventories, net	(4,145)	(347)
Prepaid expenses and other	397	(873)
Other assets	(29,800)	428
Accounts payable	8,186	7,125
Accrued expenses	(14,919)	(13,397)
Other liabilities	28,570	118

Net cash provided by operating activities	8,194	11,613

Cash flows from investing activities:
Purchases of property and equipment	(5,292)	(13,625)
Proceeds on investment sales	77,250	54,555
Purchases of investments	(89,450)	(70,380)
Purchase of long-term asset	—	(1,981)

Net cash used in investing activities	(17,492)	(31,431)

Cash flows from financing activities:
Exercise of employee stock options	1,128	651
Proceeds from long-term debt	40,000	—
Payment of cash dividends	(6,909)	(7,019)
Income tax benefit of options exercised	187	186
Repurchases of shares of common stock	(46,023)	(175)

Net cash used in financing activities	(11,617)	(6,357)

Effect of exchange rate changes on cash	368	539

Net decrease in cash and cash equivalents	(20,547)	(25,636)

Cash and cash equivalents, beginning of period	121,353	155,409

Cash and cash equivalents, end of period	$ 100,806	$ 129,773

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2007 and 2006, other stock options totaling 2.8 million and 6.3 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In February 2007, our board of directors declared a quarterly cash dividend of $0.105 per share for all shares of Class A common stock. This quarterly cash dividend of $6.9 million was paid on March 21, 2007 to stockholders of record on March 2, 2007.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2007 and December 31, 2006, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $5.9 million and $10.1 million, respectively, to hedge foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of March 31, 2007 and December 31, 2006, $(0.1) million and $0.2 million of net unrealized gains/(losses), net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at March 31, 2007 have maturities through March 2008 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The Company recognized pre-tax gains on foreign currency cash flow hedges of $0.2 million for the three-month period ended March 31, 2007 and recognized pre-tax gains of $2.2 million on foreign currency cash flow hedges for the three-month period ended March 31, 2006. These gains and losses were recorded as increases to revenue in Japan in the respective periods.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.	REPURCHASES OF COMMON STOCK

During the three-month period ended March 31, 2007, the Company repurchased approximately 2,659,000 shares of its Class A common stock under its open market repurchase plan for approximately $46.0 million. During the three-month period ended March 31, 2006, the Company repurchased approximately 10,000 shares of its Class A common stock under its open market repurchase plan for approximately $0.2 million.

6.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, for the three-month periods ended March 31, 2007 and 2006, were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$ 10,500	$ (10,328)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	457	816
Net unrealized gains (losses) on foreign
currency cash flow hedges	(98)	291
Less: Reclassification adjustment for realized
(gains) losses in current earnings	(132)	(1,361)

Comprehensive income (loss)	$ 10,727	$ (10,582)

7.	SEGMENT INFORMATION

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended March 31,
Revenue:	2007	2006
North Asia	$ 140,259	$ 140,614
Greater China	48,953	51,952
Americas	42,319	40,080
South Asia/Pacific	23,586	20,647
Europe	18,523	12,487
Total	$ 273,640	$ 265,780

Revenue generated by each of the Company’s three product lines is set forth below (in thousands):

	Three Months Ended March 31,
Revenue:	2007	2006
Pharmanex	$ 153,162	$ 148,904
Nu Skin	114,100	110,501
Big Planet	6,378	6,375
Total	$ 273,640	$ 265,780

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (in thousands):

	Three Months Ended March 31,
Revenue:	2007	2006
Japan	$ 107,027	$ 115,216
United States	37,728	35,705
Korea	33,232	25,398
Taiwan	20,944	22,084
Mainland China	17,536	19,722

Long-lived assets:	March 31, 2007	December 31, 2006
Japan	$ 13,464	$ 11,902
United States	43,523	43,520
Korea	1,550	1,274
Taiwan	2,880	2,686
Mainland China	13,411	13,724

8.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS 109. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of March 31, 2007, the Company has net deferred tax assets of $51.8 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

9.	UNCERTAIN TAX POSITIONS

In June 2006, the FASB issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109” (“FIN 48”). The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balances of retained earnings and additional paid-in capital.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2001. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2000. The company is currently under examination in a few foreign jurisdictions; however, the final outcomes of these reviews are not yet determinable.

At January 1, 2007, the Company had $13.8 million in unrecognized tax benefits of which $12.7 million, if recognized, would affect the effective tax rate. At the date of adoption, the Company had approximately $2.2 million of accrued interest and penalties related to uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. The amount of unrecognized tax benefits did not change significantly during the three months ended March 31, 2007.

10.	COMMITMENTS AND CONTINGENCIES

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

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company accounts for such contingent liabilities in accordance with FIN 48 and believes it has appropriately provided for income taxes for all years. Several factors drive the calculation of our tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to the Company’s reserves, which would impact its reported financial results.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Due to the international nature of the Company’s business, the Company is subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which it conducts business throughout the world. In 1999, the Company implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, the Company had taken the position that, under applicable customs law, there was a sale between the manufacturer and the Company’s Japanese subsidiary, and that customs duties should be assessed on the manufacturer’s invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed the Company additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between the Company’s U.S. affiliate and its Japan subsidiary and that duties should be assessed on the value of that transaction. The Company disputed this assessment. The Company also disputed the amount of duties it was required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute is approximately $25.0 million, net of any recovery of consumption taxes. Effective July 1, 2005, the Company implemented some modifications to the Company’s business structure in Japan and in the United States that the Company believes will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

Because the Company believes the documentation and legal analysis supports its position and the valuation methodology it used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, the Company believes the assessments are improper and it filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected the Company’s letters of protest, and to follow proper administrative procedures the Company filed appeals with the Japan Ministry of Finance. On June 26, 2006, the Company was advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. The Company decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006 it filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, the Company was advised that the Ministry of Finance also rejected its appeal with them for the imports from November 2004 to June 2005. The Company currently plans to appeal this decision with the court system in Japan as well. One of the findings cited by the Ministry of Finance in its decisions was that the Company had treated the transactions as sales between its U.S. affiliate and its Japan subsidiary on its corporate income tax return under applicable income tax and transfer pricing laws. The Company has paid the $25.0 million in customs duties and assessments, the amount of which it recorded in “Other Assets” in its Consolidated Balance Sheet. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.	LONG-TERM DEBT

The Company maintains a $25.0 million revolving credit facility that expires in May 2007. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. As of March 31, 2007, there were no outstanding balances under this revolving credit facility.

The Company also has a $205.0 million multi-currency private shelf facility with Prudential Investment Management, Inc. As of March 31, 2007, the Company had $156.5 million outstanding under its shelf facility, $15.0 million of which is included in the current portion of long-term debt. $130.0 million of this long-term debt is U.S. dollar denominated, bears interest of approximately 5.2% per annum and is amortized in four tranches between five and ten years. The remaining $26.5 million as of March 31, 2007, is Japanese yen-denominated senior promissory notes in the aggregate principal amount of 3.1 billion Japanese yen, which were issued on February 7, 2005. The notes bear interest of 1.7% per annum, with interest payable semi-annually. The interest payments on the notes began April 30, 2005. The final maturity date of the notes is April 20, 2014 and principal payments are required annually beginning on April 30, 2008 in equal installments of 445.7 million Japanese yen.

The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of March 31, 2007, the outstanding balance on the notes was 5.5 billion Japanese yen, or $47.1 million, $11.8 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries or by pledges of 65% to 100% of the outstanding stock of our material foreign subsidiaries.

The following table summarizes the Company’s long-term debt arrangements as of March 31, 2007:

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2007	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	5.5 billion yen ($47.1 million as of March 31, 2007)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$40.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$25.0 million	$10.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$40.0 million	$40.0 million	6.2%	Notes due January 2017 with annual principal payments that begin in January 2011.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($26.5 million as of March 31, 2007)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

2004 $25.0 million revolving credit facility	N/A	$0	N/A	Credit facility expires May 2007.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.	IMPAIRMENT OF ASSETS AND OTHER

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

13.	RESTRUCTURING AND OTHER CHARGES

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

        The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

        Our revenue for the three-month period ended March 31, 2007 increased 3% to $273.6 million compared to the same period in 2006. Foreign currency exchange rate fluctuations positively impacted revenue by less than 1%. The increase in revenue was primarily a result of year-over-year growth in South Korea, Europe, the United States, and our South Asia/Pacific region. In addition, results in Japan continued to improve, and China posted modest sequential growth. During the first quarter, our continued brand-building initiatives, the promotion of our sales tools such as the second-generation Pharmanex® BioPhotonic Scanner (the “S2 Scanner”) and the Nu Skin® ProDerm™ Skin Analyzer (the “ProDerm Skin Analyzer”), and the strength of key products also contributed to our revenue growth.

        Earnings per share for the first quarter of 2007 were $0.16, compared to a loss per share of $0.15 for the same period in 2006, which included restructuring and impairment charges of $0.28 per share (net of tax impact). We are beginning to see a positive impact on earnings from our business transformation initiative that was implemented last year as our general and administrative expenses as a percent of revenue improved from 33.9% to 32.5% in the first quarter of 2007 compared to the first quarter of last year. Earnings per share were also positively impacted approximately 5% as a result of our repurchases of stock during the past 12 months under our stock repurchase program.

        Revenue

        North Asia. The following table sets forth revenue for the three-month periods ended March 31, 2007 and 2006 for the North Asia region and its principal markets (in millions):

	2007	2006	Change

Japan	$ 107.0	$ 115.2	(7%)
South Korea	33.3	25.4	31%
North Asia total	$ 140.3	$ 140.6	—*

* Less than 1%.

        Foreign currency exchange rate fluctuations negatively impacted revenue in North Asia by less than 1%. Revenue in the region remained relatively flat as a 26% local currency revenue increase in South Korea was offset by a 3% local currency decline in Japan in the first quarter of 2007 compared to the same prior-year period.

        Our year-over-year revenue trends in Japan have improved over the past three quarters, resulting in a much smaller year-over-year decline in the first quarter compared to previous quarters. We believe that the initiatives that we have implemented in Japan during this past year, including the introduction of the S2 Scanner and g3 nutrition drink, corporate image and brand building campaigns, and changes to our compensation plan are having a positive impact on this market. Revenue was also positively impacted by the launch of a new, advanced anti-aging skin care product called Beauty Essence Duo and a distributor convention in March. In the first quarter, however, we continued to experience some softness in our distributor numbers, with the executive distributor count decreasing 8% compared to the prior-year period and active distributors decreasing 4%.

        South Korea continues to post solid growth as our initiatives and product introductions have contributed to a strong sponsoring environment for our distributors. The number of active and executive distributors increased 24% and 23%, respectively, in the first quarter of 2007 compared to the same prior-year period. We held a successful distributor convention in March where we introduced TriPhasic White, one of our best selling personal care products around the world, as well as the S2 Scanner.

        Greater China. The following table sets forth revenue for the three-month periods ended March 31, 2007 and 2006 for the Greater China region and its principal markets (in millions):

	2007	2006	Change

Taiwan	$ 20.9	$ 22.1	(5%)
Mainland China	17.6	19.7	(11%)
Hong Kong	10.5	10.2	3%
Greater China total	$ 49.0	$ 52.0	(6%)

        Foreign currency exchange rate fluctuations did not significantly impact reported revenue in the Greater China region in the first quarter of 2007. China revenue decreased by 14% on a local currency basis in the first quarter of 2007 compared to the same period in 2006, and our executive and active distributor counts decreased 12% and 21%, respectively. Although our year-over-year comparisons have been down during the past year, we have seen stabilization and modest sequential growth in our China business since we received approval from the national government in September of last year to commence direct selling activities in Shanghai. Revenue grew 3% sequentially on a local currency basis in the first quarter of 2007. Our executive and active distributor counts began to show some stabilization in the first quarter of 2007 as well. Our business in China has been negatively impacted over the last year by delays in the direct selling licensing process and related consumer uncertainty and government scrutiny of the direct selling industry. We commenced direct selling activities in Shanghai in January 2007, and we continue to focus our efforts on expanding our direct selling model into other provinces and municipalities throughout China. Given the complexity of the approval processes as well as the Chinese government’s continued cautious approach to the development of direct selling in China, however, it remains difficult to predict the timeline for obtaining these approvals and further expanding our direct selling business in this market. Because we are currently approved for direct selling in only eight districts in Shanghai, a majority of our revenue will continue to come through our existing fixed locations that are composed of retail outlets with sales employees. This may also remain the case following further license approvals in other areas because of the greater income opportunity associated with our sales employee business model.

        Local currency revenue in Taiwan was down 3% and Hong Kong local currency revenue was up 4% on a year-over-year basis in the first quarter of 2007 compared to the same prior-year period. Taiwan is a mature direct selling market with a large number of well-established competitors, and we experienced some softness in the sponsoring environment this past quarter as compared to the prior year period. Executive distributors decreased 4%, and active distributors decreased 1%. We believe, however, that our business there is stable and we are implementing sponsoring initiatives that we believe will help maintain stability in our business in Taiwan going forward.

        Americas. The following table sets forth revenue for the three-month periods ended March 31, 2007 and 2006 for the Americas region and its principal markets (in millions):

	2007	2006	Change

United States	$ 37.7	$ 35.7	6%
Canada	2.4	2.4	—
Latin America	2.2	2.0	10%
Americas total	$ 42.3	$ 40.1	6%

        Revenue in the United States continued to be positively impacted by several key initiatives implemented in each of our product categories during the past year, including the S2 Scanner, the ProDerm Skin Analyzer, and our Photomax digital imaging service. The ProDerm Skin Analyzer has helped generate increased sales activity in our personal care product line and Photomax has helped attract a significant number of new distributors to our business. The ProDerm Skin Analyzer has been introduced in the United States and Europe only, and we plan to introduce an improved second-generation model of this tool at our upcoming global distributor convention in September 2007. In addition, we are in the process of developing a new weight management system that we currently plan to introduce into the U.S. market later this year, with a global rollout beginning in 2008.

        South Asia/Pacific. The following table sets forth revenue for the three-month periods ended March 31, 2007 and 2006 for the South Asia/Pacific region and its principal markets (in millions):

	2007	2006	Change

Singapore/Malaysia/Brunei	$ 9.0	$ 7.4	22%
Thailand	7.4	5.9	25%
Australia/New Zealand	4.1	3.3	24%
Indonesia	2.0	2.5	(20%)
Philippines	1.1	1.5	(27%)
South Asia/Pacific total	$ 23.6	$ 20.6	15%

        Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 9% in the first quarter of 2007 compared to the same prior-year period. After several quarters of year-over-year declines in Singapore/Malaysia/Brunei, these markets grew 22% on a combined basis in the first quarter of 2007 compared to the same prior-year period. Successful product launches and initiatives have helped boost revenue in this market over the last few quarters. Thailand and Australia/New Zealand also posted year-over-year growth in the first quarter. Active distributos in the region decreased 10% and excutive distributors increased 8% in the first quarter compared to the same prior-year period.

        Europe. The following table sets forth revenue for the three-month periods ended March 31, 2007 and 2006 for Europe (in millions):

	2007	2006	Change

Europe	$ 18.5	$ 12.5	48%

        We experienced growth over a broad range of European markets in the first quarter. Recently opened markets of Russia and Israel continued to positively impact revenue in Europe. We believe that our success in Europe is attributable to enthusiasm and strong alignment of our distributor leaders behind key initiatives, including the S2 Scanner, the Galvanic Spa II and the ProDerm Skin Analyzer.

        Gross profit

        Gross profit as a percentage of revenue decreased to 81.5% for the first quarter of 2007 from 82.3% for the same period in 2006, due in part to increased costs for sales aid materials that we sold at or near cost at our distributor conventions held during the first quarter. In addition, we incurred increased air freight and other costs in the first quarter related to a regulatory issue in Japan, which required us to modify some of the ingredients in our LifePak product. We chose to air freight a portion of the updated product in order to avoid any stock outages of this leading product. We anticipate gross margins will increase towards previous levels going forward.

        Selling expenses

        Selling expenses as a percentage of revenue increased slightly to 42.6% for the first quarter of 2007 from 42.3% for the same period in 2006.

        General and administrative expenses

        General and administrative expenses decreased to $89.0 million for the first quarter of 2007 from $90.0 million for the same period in 2006. This decrease is attributable to our transformation initiative implemented in early 2006 and the progress we are making in our efforts to streamline our business and reduce overhead. These factors, coupled with higher overall revenue, resulted in a decrease in general and administrative expenses as a percentage of revenue to 32.5% for the first quarter of 2007 from 33.9% for the same period in 2006.

        Other income (expense), net

        Other income (expense), net for the first quarter of 2007 was approximately $0.8 million of expense compared to $1.1 million of expense for the same period in 2006. Fluctuations in other income (expense), net are impacted by interest expense and foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes.

        Provision for income taxes

        Provision for income taxes for the first quarter of 2007 was $6.3 million of expense compared to a $6.2 million benefit for the same period in 2006. The effective tax rate was 37.3% of pre-tax income during the first quarter of 2007, compared to a rate of 37.5% in the same prior-year period.

        Net income

        As a result of the foregoing factors, net income (loss) for the first quarter of 2007 increased to $10.5 million of income from a ($10.3) million loss for the same period in 2006.

Liquidity and Capital Resources

        Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have generally relied on cash flow from operations to fund operating activities, and we have at times incurred long-term debt in order to fund strategic transactions and stock repurchases.

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $8.2 million in cash from operations during the three-month period ended March 31, 2007, compared to $11.6 million during the same period in 2006. This decrease in cash generated from operations is due primarily to purchases of inventory during the first quarter of 2007 as well as the increase in payment for taxes in 2007.

        As of March 31, 2007, working capital was $110.7 million, compared to $109.4 million as of December 31, 2006. Cash and cash equivalents at March 31, 2007 and December 31, 2006 were $100.8 million and $121.4 million, respectively. The decrease in cash balances was primarily due to repurchases of stock in the first quarter of approximately $46.0 million, offset by $40.0 million in proceeds from debt in the first quarter.

        Capital expenditures in the first three months of 2007 totaled $5.3 million, and we anticipate capital expenditures of approximately $30 million to $35 million for 2007. These capital expenditures are primarily related to:

•	purchases of Scanners;

•	purchases of computer systems and software, including equipment and development costs for Photomax; and

•	the build-out of manufacturing and additional retail stores in China, as well as other leasehold improvements in our various markets.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of March 31, 2007:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2007(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	5.5 billion yen ($47.1 million as of March 31, 2007)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$40.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$25.0 million	$10.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$40.0 million	$40.0 million	6.2%	Notes due January 2017 with annual principal payments that begin in January 2011.

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2007(2)	Interest Rate	Repayment terms

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($26.5 million as of March 31, 2007)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

2004 $25.0 million revolving credit facility	N/A	$0	N/A	Credit facility expires May 2007.

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

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. During the first quarter of 2007, we repurchased approximately 2,659,000 shares of Class A common stock under this program for an aggregate amount of approximately $46.0 million. At March 31, 2007, approximately $14.6 million was available for repurchases under the stock repurchase program.

        In February 2007, our board of directors declared a quarterly cash dividend of $0.105 per share for all shares of Class A common stock. This quarterly cash dividend of $6.9 million was paid on March 21, 2007 to stockholders of record on March 2, 2007. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, we had taken the position that, under applicable customs law, there was a sale between the manufacturer and our Japan subsidiary, and that customs duties should be assessed on the manufacturer’s invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between our U.S. affiliate and our Japan subsidiary and that duties should be assessed on the value of that transaction. We disputed this assessment. We also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute is approximately $25.0 million, net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan and in the United States that we believe will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

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

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of March 31, 2007, we had net deferred tax assets of $51.8 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

        In June 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109, (“FIN 48”). The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balances of retained earnings and additional paid in capital.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2001. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2000. The Company is currently under examination in a few foreign jurisdictions; however, the final outcomes of these reviews are not yet determinable.

        At January 1, 2007, the Company had $13.8 million in unrecognized tax benefits of which $12.7 million, if recognized, would affect the effective tax rate. At the date of adoption, the Company had approximately $2.2 million of accrued interest and penalties related to uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. The amount of unrecognized tax benefits did not change significantly during the three months ended March 31, 2007.

        We are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with FIN 48, and believe we have appropriately provided for income taxes for all years. Several factors drive the calculation of our tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to our reserves, which would impact our reported financial results.

        Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are not amortized. Our intangible assets with finite lives are recorded at cost and amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We are required to make judgments regarding the useful lives of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. No impairment charges related to intangible assets were recognized during the three-month periods ended March 31, 2007 or 2006. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

        Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of any estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The fair value of our stock-based compensation expense is based on estimates using the Black-Scholes option pricing model. This option-pricing model requires the input of highly subjective assumptions including the option’s expected life, risk-free interest rate, expected dividends and price volatility of the underlying stock. The stock price volatility assumption was determined using the historical volatility of the Company’s common stock.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

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

	As of March 31, 2007		As of March 31, 2006
Region:	Active	Executive	Active	Executive

North Asia	322,000	15,299	321,000	15,851
Greater China	154,000	6,432	177,000	6,900
Americas	149,000	4,317	149,000	4,225
South Asia/Pacific	69,000	2,112	77,000	1,951
Europe	53,000	1,820	45,000	1,266
Total	747,000	29,980	769,000	30,193

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of March 31, 2007, we had $5.9 million of these contracts with expiration dates through March 2008. All of these contracts were denominated in Japanese yen. For the three-month period ended March 31, 2007, we recorded pre-tax gains of $0.2 million, which was included in our revenue in Japan, and a loss of $(0.1) million as of March 31, 2007, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at March 31, 2007, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our plans to launch or to continue to roll out certain products, tools and other initiatives in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our plans regarding the implementation of direct selling in China and its anticipated impact on our business;

•	our belief that our Taiwan business will remain stable going forward;

•	our expectations that gross margins will increase towards previous levels going forward;

•	our expectation that we will spend approximately $30 million to $35 million for capital expenditures during 2007;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our plans to appeal duty assessments by the Yokohama customs through the judicial court system in Japan, and our expectation that the $25 million payment will be recoverable;

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan; and

•	our belief that it is not probable that we will incur a loss relating to the Taiwan audit.

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

        (c) Towards the end of 2005, Chinese regulators adopted anti-pyramiding and new direct selling regulations that will allow direct selling but contain significant restrictions and limitations, including a restriction on multi-level compensation. These new regulations are not yet well understood, and there continues to be some confusion and uncertainty as to the meaning of the new regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these new regulations and the impact of these new regulations on pending regulatory reviews and investigations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation under the new rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our direct selling business. Although we have obtained a direct selling license in China, our current license only allows us to conduct direct selling in a limited area in Shanghai. If we are unable to establish required service centers or obtain additional necessary national and local licensing as quickly as we would like, or if we are not able to offer a direct selling opportunity that is attractive to distributors as a result of the limitations under the direct selling regulations, our ability to grow our business there could be negatively impacted.

        (d) Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Like most direct selling companies, we experience high turnover among distributors from year to year. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives such as the Scanner and others will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our markets. For example, modifications made to compensation incentives, at times, have not been well received and contributed to declines in distributor numbers and revenue results. In China, we are in the process of making some additional modifications to our employed sales representative compensation model to simplify it and to make it more consistent with the compensation model we are implementing for the independent distributor sales force. There can be no assurance, however, that these measures will be successful in generating distributor excitement in these markets.

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

        (g) As we work to grow operations in developing markets, work through the approval processes for expansion of direct selling in China and look to develop other new markets, we anticipate that some distributor leaders in other markets will shift their focus away from their home markets and towards business prospects in these markets. This shift of focus of distributor leaders can negatively impact distributor leadership and growth in these other markets and consequently negatively impact revenue. In addition, if China or other new markets are not as successful as the distributor leaders from these other markets anticipate, this can also dampen distributor enthusiasm.

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

        (j) Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. For example, we have been assessed by the Japan customs authorities for additional duties on products imported into Japan, and we are currently contesting this assessment. Audits are also often focused on whether or not certain expenses are deductible for tax purposes in a given country. Currently, audits are underway with respect to this issue in a number of our markets, including Taiwan. To the extent we are unable to successfully defend ourselves against such audits and reviews, we may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact our gross margins and operating results.

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

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of March 31, 2007.

Changes in internal controls over financial reporting.

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) during the most recent fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2006 fiscal year, for information regarding the status of certain legal proceedings.

ITEM 1A.	RISK FACTORS

        Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates one of these risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in subsequent Form 10-Q filings.

Challenges by private parties to the form of our network marketing system could harm our business.

        We may be subject to challenges by private parties, including our distributors, to the form of our network marketing system or elements of our business. For example, class action lawsuits have recently been brought against two significant competitors that include allegations that the businesses involve unlawful pyramid schemes. In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers and to prevent inappropriate activities and to distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states and domestic and global industry standards. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact-based and are subject to judicial interpretation. Because of the foregoing, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former distributor.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 - 31, 2007	593,200	$ 18.05	593,200	$ 49.9
February 1 - 28, 2007	708,500	$ 17.72	708,500	$ 37.3
March 1 - 31, 2007	1,357,000	$ 16.71	1,357,000	$ 14.6
Total	2,658,700		2,658,700

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $235.0 million is currently authorized. As of March 31, 2007, we had repurchased approximately $220.4 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Performance Targets and Formulas for the 2006 Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.2	Nu Skin Enterprises, Inc. Series E Senior Notes Nos. E-1, E-2, E-3, E-4, and E-5 issued January 19, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 25, 2007).

10.3	Summary of Non-management Director compensation effective year 2007 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2007

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Performance Targets and Formulas for the 2006 Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.2	Nu Skin Enterprises, Inc. Series E Senior Notes Nos. E-1, E-2, E-3, E-4, and E-5 issued January 19, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 25, 2007).

10.3	Summary of Non-management Director compensation effective year 2007 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.