Form 10-Q
period 2007-06-30
NU SKIN ENTERPRISES INC
filed 2007-08-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes            No

As of July 31, 2007, 64,592,729 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2007 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.
The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$ 99,011	$ 121,353
Accounts receivable	24,320	19,421
Inventories, net	94,929	92,092
Prepaid expenses and other	49,984	44,093
	268,244	276,959

Property and equipment, net	86,392	85,883
Goodwill	112,446	112,446
Other intangible assets, net	88,500	91,349
Other assets	130,617	98,212
Total assets	$ 686,199	$ 664,849

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 27,848	$ 20,815
Accrued expenses	105,830	120,074
Current portion of long-term debt	31,133	26,652
	164,811	167,541

Long-term debt	159,129	136,173
Other liabilities	73,083	42,155
Total liabilities	397,023	345,869

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	203,799	199,322
Treasury stock, at cost - 26.0 million and 23.6 million shares	(391,270)	(346,889)
Retained earnings	540,708	531,563
Accumulated other comprehensive loss	(64,152)	(65,107)
	289,176	318,980
Total liabilities and stockholders' equity	$ 686,199	$ 664,849

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$ 287,241	$ 284,111	$ 560,881	$ 549,891

Cost of sales	51,090	48,445	101,769	95,439

Gross profit	236,151	235,666	459,112	454,452

Operating expenses:
Selling expenses	123,317	122,971	239,755	235,269
General and administrative expenses	91,810	88,787	180,782	178,790
Impairment of assets and other	—	—	—	20,840
Restructuring and other charges	—	—	—	11,115

Total operating expenses	215,127	211,758	420,537	446,014

Operating income	21,024	23,908	38,575	8,438
Other income (expense), net	897	(1,407)	103	(2,461)

Income before provision for income taxes	21,921	22,501	38,678	5,977
Provision for income taxes	8,129	8,438	14,386	2,242

Net income	$ 13,792	$ 14,063	$ 24,292	$ 3,735

Net income per share (Note 2):
Basic	$ .21	$ .20	$ .37	$ .05
Diluted	$ .21	$ .20	$ .37	$ .05

Weighted-average common shares
outstanding:
Basic	64,523	70,203	65,228	70,167
Diluted	65,343	71,148	66,098	71,193

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 24,292	$ 3,735
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	15,956	14,173
Stock-based compensation	4,189	4,509
Impairment of Scanner asset	—	18,984
Changes in operating assets and liabilities:
Accounts receivable	(5,013)	(1,012)
Inventories, net	(5,739)	(5,063)
Prepaid expenses and other	(5,425)	(143)
Other assets	(33,350)	(2,863)
Accounts payable	7,635	1,279
Accrued expenses	(16,691)	(11,968)
Other liabilities	28,353	201

Net cash provided by operating activities	14,207	21,832

Cash flows from investing activities:
Purchases of property and equipment	(10,363)	(21,476)
Proceeds on investment sales	99,050	96,205
Purchases of investments	(99,050)	(98,205)
Purchase of long-term asset	—	(1,981)

Net cash used in investing activities	(10,363)	(25,457)

Cash flows from financing activities:
Exercises of employee stock options	2,893	2,129
Proceeds from long-term debt	44,845	—
Payments of cash dividends	(13,688)	(14,055)
Payments on debt financing	(15,000)	(15,000)
Income tax benefit of options exercised	228	466
Repurchases of shares of common stock	(46,078)	(5,362)

Net cash used in financing activities	(26,800)	(31,822)

Effect of exchange rate changes on cash	614	1,591

Net decrease in cash and cash equivalents	(22,342)	(33,856)

Cash and cash equivalents, beginning of period	121,353	155,409

Cash and cash equivalents, end of period	$ 99,011	$ 121,553

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2007 and December 31, 2006, and for the three- and six-month periods ended June 30, 2007 and 2006. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2007 and 2006, other stock options totaling 3.1 million and 3.3 million, respectively, and for the six-month periods ended June 30, 2007 and 2006, other stock options totaling 2.8 million and 3.0 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In February and May 2007, our board of directors declared a quarterly cash dividend of $0.105 per share for all shares of Class A common stock. These quarterly cash dividends of $6.9 million and $6.8 million were paid on March 21, 2007 and June 20, 2007, respectively, to stockholders of record on March 2, 2007 and June 1, 2007, respectively.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2007 and December 31, 2006, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $3.2 million and $10.1 million, respectively, to hedge foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of June 30, 2007 and December 31, 2006, $0.1 million and $0.2 million of net unrealized gains, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at June 30, 2007 have maturities through June 2008 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The Company recognized pre-tax gains on foreign currency cash flow hedges of $0.2 million and $0.4 million for the three- and six-month periods ended June 30, 2007 and recognized pre-tax gains of $0.1 million and $2.3 million on foreign currency cash flow hedges for the three- and six-month periods ended June 30, 2006. These gains were recorded as increases to revenue in Japan in the respective periods.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.	REPURCHASES OF COMMON STOCK

During the three-month period ended June 30, 2007, the Company did not repurchase any shares of its Class A common stock under its open market repurchase plan. During the six-month period ended June 30, 2007, the Company repurchased approximately 2,659,000 shares of its Class A common stock under its open market repurchase plan for approximately $46.1 million. During the three- and six-month periods ended June 30, 2006, the Company repurchased approximately 330,000 and 340,000 shares of its Class A common stock under its open market repurchase plan for approximately $5.2 million and $5.4 million, respectively.

6.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2007 and 2006, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$ 13,792	$ 14,063	$ 24,292	$ 3,735

Other comprehensive income, net of tax:
Foreign currency translation adjustment	797	95	1,254	911
Net unrealized gains (losses) on foreign
currency cash flow hedges	53	(249)	(45)	42
Less: Reclassification adjustment for realized
losses (gains) in current earnings	(123)	(85)	(255)	(1,446)

Comprehensive income	$ 14,519	$ 13,824	$ 25,246	$ 3,242

7.	SEGMENT INFORMATION

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

        Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2007	2006	2007	2006
North Asia	$ 145,693	$ 152,679	$ 285,952	$ 293,293

Greater China	52,099	53,892	101,052	105,844
Americas	45,469	41,369	87,788	81,449
South Asia/Pacific	25,037	21,202	48,623	41,849
Europe	18,943	14,969	37,466	27,456
Totals	$ 287,241	$ 284,111	$ 560,881	$ 549,891

        Revenue generated by each of the Company’s three product lines is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2007	2006	2007	2006
Nu Skin	$ 122,374	$ 116,332	$ 236,474	$ 226,833

Pharmanex	157,828	160,835	310,990	309,739
Big Planet	7,039	6,944	13,417	13,319
Totals	$ 287,241	$ 284,111	$ 560,881	$ 549,891

        Additional information as to the Company’s operations in its most significant geographic areas is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2007	2006	2007	2006
Japan	$ 109,294	$ 122,222	$ 216,321	$ 237,438
United States	40,305	36,392	78,033	72,097
South Korea	36,399	30,457	69,631	55,855
Taiwan	23,715	23,352	44,659	45,436
Mainland China	17,074	17,786	34,610	37,508

Long-lived assets:	June 30, 2007	December 31, 2006
Japan	$ 11,916	$ 11,902
United States	44,629	43,520
South Korea	2,992	1,274
Taiwan	2,947	2,686
Mainland China	11,974	13,724

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS 109. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of June 30, 2007, the Company has net deferred tax assets of $52.6 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2002. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2000. The company is currently under examination in a few foreign jurisdictions; however, the final outcomes of these reviews are not yet determinable.

At January 1, 2007, the Company had $13.8 million in unrecognized tax benefits of which $12.7 million, if recognized, would affect the effective tax rate. At the date of adoption, the Company had approximately $2.2 million of accrued interest and penalties related to uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. The amount of unrecognized tax benefits did not change significantly during the three months ended June 30, 2007.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease approximately $1.5 million by the end of 2007 due to the closure of tax years by expiration of the statue of limitations.

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

Because the Company believes the documentation and legal analysis support its position and the valuation methodology it used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, the Company believes the assessments are improper and it filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected the Company’s letters of protest, and to follow proper administrative procedures the Company filed appeals with the Japan Ministry of Finance. On June 26, 2006, the Company was advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. The Company decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006 it filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, the Company was advised that the Ministry of Finance also rejected its appeal with them for the imports from November 2004 to June 2005. The Company appealed this decision with the court system in Japan in July 2007. One of the findings cited by the Ministry of Finance in its decisions was that the Company had treated the transactions as sales between its U.S. affiliate and its Japan subsidiary on its corporate income tax return under applicable income tax and transfer pricing laws. The Company has paid the $25.0 million in customs duties and assessments, the amount of which it recorded in “Other Assets” in its Consolidated Balance Sheet. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In Taiwan, the Company is currently subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order to avoid the running of the statute of limitations with respect to the 1999, 2000 and 2001 tax years, the Taiwan tax authorities have disallowed the Company’s commission expense deductions for those years and assessed the Company a total of approximately $26.0 million. At this stage of the discussions, the Company is not required to pay the amount of tax under dispute. The Company is contesting this assessment and is in discussions with the tax authorities in an effort to resolve this matter. Based on its understanding of this matter, management does not believe that it is probable that the Company will incur a loss relating to this matter and accordingly has not provided any related reserves.

11.	LONG-TERM DEBT

The Company maintains a $25.0 million revolving credit facility that originally expired in May 2007, and has been extended for 3 years and now expires in May 2010. Drawings on this revolving credit facility can be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. As of June 30, 2007, there were no outstanding balances under this revolving credit facility.

The Company maintains a $205.0 million multi-currency private shelf facility with Prudential Investment Management, Inc. As of June 30, 2007, the Company had $140.3 million outstanding under its shelf facility, $15.0 million of which is included in the current portion of long-term debt. $115.0 million of this long-term debt is U.S. dollar denominated, bears interest of approximately 5.2% per annum and is amortized in four tranches between five and ten years. The remaining $25.3 million as of June 30, 2007, is Japanese yen-denominated senior promissory notes in the aggregate principal amount of 3.1 billion Japanese yen, which were issued on February 7, 2005. The notes bear interest of 1.7% per annum, with interest payable semi-annually. The interest payments on the notes began April 30, 2005. The final maturity date of the notes is April 20, 2014 and principal payments are required annually beginning on April 30, 2008 in equal installments of 445.7 million Japanese yen.

The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of June 30, 2007, the outstanding balance on the notes was 5.5 billion Japanese yen, or $45.1 million, $11.3 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by our material subsidiaries or by pledges of 65% to 100% of the outstanding stock of our material foreign subsidiaries.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

        The following table summarizes the Company’s debt arrangements as of June 30, 2007:

Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2007	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	5.5 billion yen ($45.1 million as of June 30, 2007)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$30.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$25.0 million	$5.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$40.0 million	$40.0 million	6.2%	Notes due January 2017 with annual principal payments that begin in January 2011.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($25.3 million as of June 30, 2007)	1.7%	Notes due April 2014, with annual principal payments that begin in April 2008.

2004 $25.0 million revolving credit facility	N/A	$0	N/A	Credit facility expires May 2010.

2007 Korea line of credit	4.5 billion won	$4.5 billion won ($4.8 million as of June 30, 2007)	6.0%	Line of credit due May 28, 2008.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.	IMPAIRMENT OF ASSETS AND OTHER

During the first quarter of 2006, the Company recorded impairment and other charges of $20.8 million, primarily relating to its first generation BioPhotonic Scanners. In February 2006, as a result of the Company’s launch of and transition to its second generation BioPhotonic Scanner, the Company determined it was necessary to write down the book value of the existing inventory of the prior model of the Scanner. The impairment charges relating to the Scanner recorded during the quarter ended March 31, 2006 totaled $19.0 million. In addition, during the quarter ended March 31, 2006, the Company completed a settlement agreement with Razorstream, a service provider of video content for the Company’s digital product category, to terminate its purchase commitments for video technology for approximately $1.8 million.

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

During the second quarter of 2007, the Company recorded restructuring and other charges of $2.3 million in general and administrative expenses, primarily relating to the restructuring of its Brazil operations. Operating losses in Brazil during the second quarter of 2007 were $466,000. These restructuring charges consisted primarily of office closure charges, such as the write-off of assets and termination of office leases, as well as severance charges related to the termination of employees. These charges are summarized as follows (U.S. dollars in thousands):

	Total Incurred During the 2nd Quarter of 2007	Amounts Paid During the 2nd Quarter of 2007	Accrued as of June 30, 2007
Office closure charges	$ 1,766	$ —	$ 1,766
Severance	527	—	527
Total	$ 2,293	$ —	$ 2,293

The amount accrued as of June 30, 2007 is included within accrued liabilities, the majority of which is expected to be paid by September 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

        Our revenue for the three- and six-month periods ended June 30, 2007 increased 1% and 2% to $287.2 million and $560.9 million compared to the same periods in 2006. Foreign currency exchange rate fluctuations negatively impacted revenue approximately 1% for the three-month period ended June 30, 2007. The increase in revenue was primarily a result of year-over-year growth in South Korea, Europe, the United States, and our South Asia/Pacific region. Our continued promotion of our sales tools, including the second-generation Pharmanex® BioPhotonic Scanner (the “S2 Scanner”), the Nu Skin® ProDerm™ Skin Analyzer (the “Proderm Skin Analyzer”), the Nu Skin® Galvanic Spa™ System II (the Galvanic Spa System) and the strength of key product initiatives contributed to our revenue growth in these markets. The revenue increases in these markets were largely offset by revenue declines in Japan and China.

        Earnings per share for the second quarter of 2007 were $0.21, compared to $0.20 for the same period in 2006. Our second quarter earnings per share results were negatively impacted approximately $0.03 due to restructuring and operating losses associated with our Brazil operations. Earnings per share results were positively impacted approximately 8% as a result of our repurchases of stock during the past 12 months under our stock repurchase program.

        Revenue

        North Asia. The following table sets forth revenue for the three- and six-month periods ended June 30, 2007 and 2006 for the North Asia region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Japan	$ 109.3	$ 122.2	(11%)	$ 216.4	$ 237.4	(9%)
South Korea	36.4	30.5	19%	69.6	55.9	25%
North Asia total	$ 145.7	$ 152.7	(5%)	$ 286.0	$ 293.3	(3%)

        Foreign currency exchange rate fluctuations negatively impacted revenue in our North Asia region by 3% and 2% for the three- and six-month periods ended June 30, 2007, respectively. In local currency, revenue in Japan was down 6% and 4% for the three- and six-month periods ended June 30, 2007, respectively. Korea revenue in local currency for the three- and six-month periods ended June 30, 2007, improved 17% and 21%, respectively, when compared to prior-year periods.

        Our revenue in Japan was slightly lower than we had anticipated, with a local currency decline during the quarter of 6% on a year-over-year basis, compared to a 3% decline in the first quarter of 2007. The decline is primarily attributed to continued softness in our distributor numbers and sponsoring activity in this market, with the number of executives decreasing 6% and the number of active distributors decreasing 5%, compared to the second quarter of 2006. We believe the decline in the year-over-year comparisons from the first quarter to the second quarter is partially attributed to first quarter revenue being positively impacted by our convention during the quarter. We continue to believe, however, that the initiatives we have implemented in Japan during the past year, including the introduction of the S2 Scanner, g3 nutrition drink and our Beauty Essence Duo skin care product, our corporate image and brand building campaigns and the modifications to our compensation plan are having a positive impact on this market. During the quarter we also made a management change in this market.

        South Korea posted year-over-year local currency revenue growth of 17% in the second quarter. This growth was fueled by alignment between corporate and distributor initiatives that has contributed to a strong sponsoring environment for our distributors. Compelling product opportunities for the market include the Galvanic Spa System II, our top-selling Nu Skin 180° Anti-Aging Skin Therapy System, as well as a continued focus on nutrition products including LifePak and g3. In addition, we began pre-marketing TriPhasic White, a global top-seller which is scheduled for a full launch in September. The number of active and executive distributors increased 22% and 25%, respectively, during the second quarter of 2007 compared to the same prior-year period.

        Greater China. The following table sets forth revenue for the three- and six-month periods ended June 30, 2007 and 2006 for the Greater China region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Mainland China	$ 17.1	$ 17.8	(4%)	$ 34.6	$ 37.5	(8%)
Taiwan	23.7	23.3	2%	44.7	45.4	(2%)
Hong Kong	11.3	12.8	(12%)	21.8	22.9	(5%)
Greater China total	$ 52.1	$ 53.9	(3%)	$ 101.1	$ 105.8	(4%)

        Foreign currency exchange rate fluctuations did not significantly impact reported revenue in the Greater China region in the first half of 2007. China revenue decreased by 8% on a local currency basis in the second quarter of 2007 compared to the same period in 2006, and our executive and active distributor counts decreased 7% and 11%, respectively. Revenue also decreased sequentially from the first quarter. During the quarter we made significant changes in our management team in this market. Although our year-over-year comparisons have been down during the past year, we have seen some market stabilization in our China business since we received approval from the national government in September of last year to commence direct selling activities in Shanghai. We continue to focus our efforts on expanding our direct selling model into other provinces and municipalities. In July 2007, we received preliminary direct selling approval in Beijing from the national government. Once the local government confirms that we have met service centers requirements in Beijing, we expect that the formal Beijing direct selling approval will be granted. Given the complexity of the approval processes as well as the Chinese government’s continued cautious approach to the development of direct selling in China, it remains difficult to predict the timeline for obtaining additional approvals and further expanding our direct selling business in this market. Because we are currently approved for direct selling in only eight districts in Shanghai, a majority of our revenue will continue to come through our existing fixed locations that are composed of retail outlets with sales employees. This may also remain the case following further license approvals in other areas because of the greater income opportunity associated with our sales employee business model.

        Local currency revenue in Taiwan was up 4% and Hong Kong local currency revenue was down 11% on a year-over-year basis in the second quarter of 2007 compared to the same prior-year period. The revenue growth in Taiwan is largely attributed to strong sales in our weight management products while the decline in Hong Kong is due to higher-than-normal sales in the prior-year period as a result of sales to foreign distributors attending a regional convention in this market last year. Executive distributors in Taiwan increased 1%, and active distributors declined less than 1% during the quarter compared to the same prior-year period. In Hong Kong, executive distributors were down less than 1% and active distributors were down 3% for the quarter compared to the second quarter of 2006.

       Americas. The following table sets forth revenue for the three- and six-month periods ended June 30, 2007 and 2006 for the Americas region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
United States	$ 40.3	$ 36.4	11%	$ 78.0	$ 72.1	8%
Canada	2.9	2.7	7%	5.2	5.1	2%
Latin America	2.3	2.3	—	4.6	4.3	7%
Americas total	$ 45.5	$ 41.4	10%	$ 87.8	$ 81.5	8%

        Revenue in the United States continued to be positively impacted by several key initiatives implemented in each of our product categories during the past year, including the S2 Scanner, the ProDerm Skin Analyzer and the recent restaging of the Galvanic Spa System II. The ProDerm Skin Analyzer has been in use in the United States and Europe only, and we plan to introduce an improved second-generation model of this tool. The majority of growth within the market can be attributed to the Galvanic Spa System II being tied to a business promotion initiative. This has resulted in its reemergence as a demonstrable tool with attractive price points that features consumable products and has attracted considerable distributor focus during the quarter. In addition, we are in the process of developing a new weight management program that we plan to introduce into the U.S. market later this year.

        During the first quarter, we announced that we would be restructuring our Brazil operations in the second quarter after many years of being unprofitable there. We have closed our offices in San Paulo, narrowed our product offering and moved our call center operations to our U.S. headquarters. We continue to provide products for personal use consumption and distributor support for this market from other regional markets. Going forward, we expect to save approximately $0.02 per share annually due to this decision.

        South Asia/Pacific. The following table sets forth revenue for the three- and six-month periods ended June 30, 2007 and 2006 for the South Asia/Pacific region and its principal markets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Singapore/Malaysia/Brunei	$ 9.7	$ 8.1	20%	$ 18.7	$ 15.6	20%
Thailand	7.5	6.3	19%	14.9	12.1	23%
Australia/New Zealand	4.1	3.6	14%	8.2	6.9	19%
Indonesia	2.5	2.5	—	4.5	5.1	(12%)
Philippines	1.2	0.7	71%	2.3	2.2	5%
South Asia/Pacific total	$ 25.0	$ 21.2	18%	$ 48.6	$ 41.9	16%

        Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 11% in the second quarter of 2007 compared to the same prior-year period. The majority of the markets within this region experienced strong revenue growth during the quarter with the exception of declines in Brunei and Indonesia. The growth was fueled in part, by launches of our TRA family of weight loss products as well as a strong quarter of executive distributor recruitment. Active distributors in the region decreased 4% while executive distributors increased 10% in the second quarter compared to the same prior-year period.

       Europe. The following table sets forth revenue for the three- and six-month periods ended June 30, 2007 and 2006 for Europe (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Europe	$ 18.9	$ 15.0	26%	$ 37.4	$ 27.4	36%

        We experienced growth over a broad range of European markets in the second quarter driven by growth in our personal care division. Israel also continues to positively impact revenue in Europe. We believe that our success in Europe is attributable to enthusiasm and strong alignment of our distributor leaders behind key initiatives, including the S2 Scanner, the Galvanic Spa System and the ProDerm Skin Analyzer. Active distributors in the region improved 14%, while the number of executive distributors improved 27% when compared to the prior-year period.

        Gross profit

        Gross profit as a percentage of revenue decreased to 82.2% and 81.9% for the three- and six-month periods ended June 30, 2007 from 83.0% and 82.6% for the same periods in 2006, due in large part to a weakening of the Japanese yen. However, in the second quarter, gross margins improved sequentially from the prior quarter and we anticipate gross margins will improve to approximately 82.5% throughout the remainder of the year.

       Selling expenses

        Selling expenses as a percentage of revenue decreased to 42.9% for the second quarter of 2007 from 43.3% for the same period in 2006 and for the first half of 2007 remained level with the first half of 2006 at 42.8%. The improvement for the second quarter of 2007 compared to the prior-year is largely related to the phase-in of some compensation plan changes in Japan in the second quarter last year, which resulted in us paying additional compensation during the transition period. We anticipate that selling expenses as a percent of revenue will remain relatively consistent throughout the balance of the year.

       General and administrative expenses

        General and administrative expenses as a percentage of revenue for the three-month period ended June 30, 2007 increased to 32.0% from 31.3% for the same period in 2006 and decreased to 32.2% for the six-month period ended June 30, 2007 from 32.5% for the same prior-year period. In U.S. dollars, general and administrative expenses increased for the three- and six-month periods to $91.8 million and $180.8 million from $88.8 million and $178.8 million for the same periods in 2006. These increases are largely attributable to approximately $2.8 million of restructuring charges and operating losses associated with our Brazil operations.

        Other income (expense), net

        Other income (expense), net for the three- and six-month periods ended June 30, 2007 was approximately $0.9 million and $0.1 million of income compared to $1.4 million and $2.5 million of expense for the same periods in 2006 primarily as a result of currency gains. Fluctuations in other income (expense) net are due to foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes.

        Provision for income taxes

        Provision for income taxes for the three- and six-month periods ended June 30, 2007 was $8.1 million and $14.4 million of expense compared to $8.4 million and $2.2 million of expense for the same periods in 2006. The effective tax rate was 37.1% and 37.2% of pre-tax income during the three- and six-month periods ended June 30, 2007, respectively, compared to a rate of 37.5% in the same prior-year periods. We expect our tax rate for the year to be between 36% and 37%. However, due to the fluctuations in the timing of uncertain tax positions booked under FIN 48, the most recent income tax accounting pronouncement, we expect a shift in our tax rate during the third and fourth quarters. We expect our tax rate to decrease in the third quarter below the anticipated annual rate and then increase in the fourth quarter above the anticipated annual rate.

       Net income

        Net income for the three-month period ended June 30, 2007 decreased to $13.8 million compared to $14.1 million for the prior year period, and increased to $24.3 million for the first-half of the year compared to $3.7 million for the first-half of 2006. Net income for the quarter was negatively impacted by the restructuring charges in Brazil, which were partially offset by the increase in other income. The first-half comparisons were impacted by pre-tax impairment and restructuring charges of $20.8 million and $11.1 million, respectively, in 2006.

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

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $14.2 million in cash from operations during the six-month period ended June 30, 2007, compared to $21.8 million during the same period in 2006. The decrease in cash generated from operations is primarily due to fluctuations in receivables, prepaid expenses and other assets during 2007.

        As of June 30, 2007, working capital was $103.4 million, compared to $109.4 million as of December 31, 2006. Cash and cash equivalents at June 30, 2007 and December 31, 2006 were $99.0 million and $121.4 million, respectively. The decrease in cash balances was primarily due a higher level of stock repurchases during the first half of 2007. These cash outflows were offset by $44.8 million in proceeds from debt financings relating to stock repurchases and capital expenditures.

        Capital expenditures in the first six months of 2007 totaled $10.4 million, and we anticipate additional capital expenditures of approximately $15 to $20 million through the remainder of 2007. These capital expenditures are primarily related to:

•	purchases of Scanners;

•	purchases of ProDerm units;

•	purchases of computer systems and software, including equipment and development costs for Photomax; and

•	the upgrade of walk-in-centers in key markets, including Korea, as well as additional infrastructure build-out in China, and other leasehold improvements in various markets.

        We currently have debt pursuant to various credit facilities and other borrowings. The following table summarizes these debt arrangements as of June 30, 2007:

Facility or Arrangement(1)	Original Principal Amount	Balance as of June 30, 2007(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	5.5 billion yen ($45.1 million as of June 30, 2007)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$30.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$25.0 million	$5.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$40.0 million	$40.0 million	6.2%	Notes due January 2017 with annual principal payments that begin in January 2011.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($25.3 million as of June 30, 2007)	1.7%	Notes due April 2014, with annual principal payments that begin in April 2008.

2004 $25.0 million revolving credit facility	N/A	$0	N/A	Credit facility expires May 2010.

2007 Korea line of credit	4.5 billion won	$4.5 billion won ($4.8 million as of June 30, 2007)	6.0%	Line of credit due May 28, 2008.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% to 100% of the outstanding stock of our material foreign subsidiaries.

(2)

The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $11.3 million of the balance on our 2000 Japanese yen denominated notes, $15.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and all of the Korea line of credit.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. During the first half of 2007, we repurchased approximately 2,659,000 shares of Class A common stock under this program for an aggregate amount of approximately $46.1 million. At June 30, 2007, approximately $14.6 million was available for repurchases under the stock repurchase program.

        In February and May 2007, our board of directors declared a quarterly cash dividend of $0.105 per share for all shares of Class A common stock. These quarterly cash dividends of $6.9 million and $6.8 million were paid on March 21, 2007 and June 20, 2007 to stockholders of record on March 2, 2007 and June 1, 2007. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        Because we believe the documentation and legal analysis supports our position and the valuation methodology we used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, we believe the assessments are improper and we filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected our letters of protest, and to follow proper administrative procedures we filed appeals with the Japan Ministry of Finance. On June 26, 2006, we were advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. We decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006 we filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, we were advised that the Ministry of Finance also rejected our appeal with them for the imports from November 2004 to June 2005. We appealed this decision with the court system in Japan in July 2007. One of the findings cited by the Ministry of Finance in its decisions was that we had treated the transactions as sales between our U.S. affiliate and our Japan subsidiary on our corporate income tax return under applicable income tax and transfer pricing laws. We have paid the $25.0 million in customs duties and assessments related to all of the amounts at issue, the amount of which we recorded in “Other Assets” in our Consolidated Balance Sheet. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

        In Taiwan, we are currently subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order to avoid the running of the statute of limitations with respect to the 1999, 2000 and 2001 tax years, the Taiwan tax authorities have disallowed our commission expense deductions for those years and assessed us a total of approximately $26.0 million. At this stage of the discussions, we are not required to pay the amount of tax under dispute. We are contesting this assessment and are in discussions with the tax authorities in an effort to resolve this matter. Based on our understanding of this matter, we do not believe that it is probable that we will incur a loss relating to this matter and accordingly have not provided any related reserves.

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

       Revenue. We recognize revenue when products are shipped, which is when title and risk of loss pass to our independent distributors. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5% of gross sales. A reserve for product returns is accrued based on historical experience. We classify selling discounts as a reduction of revenue. Our selling expenses are computed pursuant to our global compensation plan for our distributors, which is focused on remunerating distributors based primarily upon the selling efforts of the distributors and their downlines, and not their personal purchases.

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of June 30, 2007, we had net deferred tax assets of $52.6 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

        In June 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109, (“FIN 48”). We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $2.6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balances of retained earnings and additional paid in capital.

        We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2002. In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2000. We are currently under examination in a few foreign jurisdictions; however, the final outcomes of these reviews are not yet determinable.

        At January 1, 2007, we had $13.8 million in unrecognized tax benefits of which $12.7 million, if recognized, would affect the effective tax rate. At the date of adoption, we had approximately $2.2 million of accrued interest and penalties related to uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. The amount of unrecognized tax benefits did not change significantly during the three months ended June 30, 2007.

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

        Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are not amortized. Our intangible assets with finite lives are recorded at cost and amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We are required to make judgments regarding the useful lives of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. No impairment charges related to intangible assets were recognized during the three- and six-month periods ended June 30, 2007 or 2006. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

        Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of any estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The fair value of our stock-based compensation expense is based on estimates using the Black-Scholes option pricing model. This option-pricing model requires the input of highly subjective assumptions including the option’s expected life, risk-free interest rate, expected dividends and price volatility of the underlying stock. The stock price volatility assumption was determined using the historical volatility of our common stock.

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

	As of June 30, 2007		As of June 30, 2006
Region:	Active	Executive	Active	Executive
North Asia	329,000	15,188	330,000	15,418
Greater China	153,000	6,376	165,000	6,593
Americas	154,000	4,346	157,000	4,103
South Asia/Pacific	69,000	2,142	72,000	1,953
Europe	55,000	1,852	48,000	1,461
Total	760,000	29,904	772,000	29,528

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. The Chinese government is beginning to allow the yuan to float more freely against the U.S. dollar and other major currencies. A strengthening of the yuan would benefit our reported revenue and profits and a weakening of the yuan would negatively impact reported revenue and profits. Given the large portion of our business derived from Japan, any weakening of the yen would negatively impact reported revenue and profits, whereas a strengthening of the yen would positively impact our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of June 30, 2007, we had $3.2 million of these contracts with expiration dates through June 2008. All of these contracts were denominated in Japanese yen. For the three- and six-month periods ended June 30, 2007, we recorded pre-tax gains of $0.2 million and $0.4 million, which was included in our revenue in Japan, and gains of $0.1 million and $0.2 million as of June 30, 2007 and December 31, 2006, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at June 30, 2007, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our plans to launch or to continue to roll out certain products, tools and other initiatives in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our expectation that we will save $0.02 per share annually due to our decision to restructure our Brazil operations;

•	our plans regarding the implementation of direct selling in China and its anticipated impact on our business;

•	our expectations that gross margins will remain around 82.5% throughout the remainder of the year;

•	our expectations that selling expenses, as a percentage of revenue, will remain relatively consistent throughout the balance of the year;

•	our expectation regarding our tax rate for the balance of the year;

•	our expectation that we will spend approximately $15 million to $20 million for capital expenditures during the remainder of 2007;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our expectations that we will be successful in our appeal of the duty assessments by the Yokohama customs through the judicial court system in Japan and recover the $25 million additional assessment paid by us;

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan; and

•	our belief that it is not probable that we will incur a loss relating to the Taiwan audit.

        In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments thereto (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

    (a)        Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin and net income from those expected could be caused by:

•	continued weakening of the Japanese yen;

•	regulatory constraints with respect to the claims we can make regarding the efficacy of our products and tools;

•	increasing competitive pressures;

•	renewed or sustained weakness of Asian economies or consumer confidence;

•	political unrest or uncertainty;

•	continued contraction of the direct selling industry in Japan; or

•	natural disasters or epidemics.

       (b) Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and fines being paid in some cases. Because of the government’s significant concerns about direct selling activities, government regulators in China scrutinize very closely activities of direct selling companies or activities that resemble direct selling. Even though we have now obtained a direct selling license, we anticipate that government regulators will continue to scrutinize our activities and the activities of our distributors and sales employees to monitor our compliance with the new regulations and other applicable regulations as we integrate direct selling into our business model. We continue to be subject to current governmental reviews and investigations. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, all of which could harm our business.

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

       (d) Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Like most direct selling companies, we experience high turnover among distributors from year to year. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders, who have large, established sales networks generating high commission levels, motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives such as the Scanner, Galvanic II, and others will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our markets. For example, modifications made to compensation incentives, at times, have not been well received and contributed to declines in distributor numbers and revenue results.

       (e) Our use of the Scanner is subject to regulatory risks and uncertainties in our various markets. For example, in March 2003 the United States Food and Drug Administration (the “FDA”) questioned its status as a non-medical device and we subsequently filed an application with the FDA to have the Scanner classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether the Scanner is a medical device, including the claims that we or our distributors make about it. We face similar regulatory issues in other markets with respect to the status of the Scanner as a non-medical device and the claims that can be made in using it. For example, we have faced regulatory inquiries in Singapore, Korea and Japan regarding distributor claims with respect to the Scanner. Although these matters have not resulted in any adverse action against us, our revenue in any market going forward could be negatively impacted if we face similar issues in the future or if such inquiries weaken distributor enthusiasm surrounding the Scanner. A determination in any market that the Scanner is a medical device or that distributors are using it to make medical claims could negatively impact our ability to use the Scanner in such market. In addition, if distributors make claims regarding the Scanner outside of claims approved by us, or use it in a manner not authorized by us, this could result in regulatory actions against our business.

       (f) Our current and planned initiatives surrounding the S2 Scanner and the Nu Skin® ProDerm™ skin analysis tool in our various markets are subject to technical and regulatory risks and uncertainties. The S2 Scanner is a newly developed tool and we cannot be certain that it will consistently meet performance expectations. In addition, we have experienced delays and challenges in completion of a ProDerm unit that meets our specifications and objectives. We have introduced an initial version in the United States that has fewer features while we continue to develop an enhanced version. If we continue to experience difficulties or delays in completing this process that prevent us from meeting our launch schedules or developing a tool that performs the desired functions, our business may be harmed. Our plans are also subject to regulatory risks, particularly in Japan, where regulatory requirements impose limitations on the use of this tool and on claims that may be made in connection with its use. Such limitations in Japan or any other markets could weaken the ability of our distributors to utilize this tool in building their businesses, and could dampen distributor enthusiasm surrounding it.

       (g) As we work to grow operations in developing markets, work through the approval processes for expansion of direct selling in China and look to develop other new markets, we anticipate that some distributor leaders in other markets will shift their focus away from their home markets and towards business prospects in these markets. This shift of focus of distributor leaders can negatively impact distributor leadership and growth in these other markets and consequently negatively impact revenue. In addition, if China or other markets are not as successful as the distributor leaders from these other markets anticipate, this can also dampen distributor enthusiasm.

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

       (i) The network marketing industry is subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Our business could be harmed if our distributors engage in activities that are found to be in violation of these laws. In Japan, we have experienced an increase in complaints to consumer protection agencies related to distributor activities over the last year. As a result, we have performed additional training for distributors in this market to try to resolve these issues. If the level of complaints further increases or does not improve, regulators could take action against us or we may need to take more aggressive measures, either of which could harm our business. The FTC in the United States is also proposing new regulations that would impose new requirements that could be burdensome and harm our business in this market, including the requirement that new distributors would have to wait for a period of time before they could sign a distributor agreement. Our business could be harmed if we are found to be in violation of these laws related to network marketing or if any of our distributors engage in activities that violate these laws.

       (j) The nutritional supplement industry is subject to various laws and regulations throughout our markets. If our existing products, or any new products, are challenged or found to contravene any of these laws by any governmental agency, our revenue and profitability may be harmed. There has been increased regulatory scrutiny of supplements, particularly in Europe where we have been asked to stop selling a few products. In Denmark, the local authorities ruled that our G3 product contained a “novel” food (an ingredient they felt had not been previously marketed in such market), which would require a lengthier registration process before we could begin selling it again in this market. In addition, we recently have been prevented from selling our IGG Boost product in Denmark and our Cholestin product in the Netherlands for various regulatory reasons. New laws and regulations governing the sale and distribution of nutritional supplements have been proposed or enacted in various markets, including Europe, South Korea and Hong Kong. In addition, the FDA recently enacted new GMPs for supplement companies that will go into effect in the next year. These new regulations and any increased governmental scrutiny could harm our sales of these products if regulators take positions that impact our ability to sell current products, if new regulations require us to reformulate products or effect new product registrations, or if we are not able to effect necessary changes in a timely and efficient manner to respond to new regulations.

       (k) Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. For example, we have been assessed by the Japan customs authorities for additional duties on products imported into Japan, and we are currently contesting this assessment. Audits are also often focused on whether or not certain expenses are deductible for tax purposes in a given country. Currently, audits are underway with respect to this issue in a number of our markets, including Taiwan. To the extent we are unable to successfully defend ourselves against such audits and reviews, we may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact our gross margins and operating results.

       (l) Production difficulties and quality control problems could harm our business, in particular our reliance on third party suppliers to deliver quality products in a timely manner. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by Item 3 of Part I of this Form 10-Q is incorporated herein by reference from the section entitled “Currency Risk and Exchange Rate Information” in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and also in Note 6 to the Financial Statements contained in Item 1 of Part I.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of June 30, 2007.

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

        Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2006 fiscal year, for information regarding the status of certain legal proceedings that have been previously reported. With respect to our appeal of certain customs assessments in Japan, we filed an additional appeal with respect to additional duties charged during the period from November 2004 to June 2005 in July 2007.

        On May 2, 2007, Bodywise International, LLC, a direct sales company headquartered in Tustin, California, filed a complaint in the Superior Court of the State of California for Orange County, naming Pharmanex, Inc., our subsidiary, and several Nu Skin distributors who had formerly been distributors for Bodywise as defendants. The plaintiff subsequently filed an amended complaint on May 25, 2007. The complaint alleges that the individual defendants breached the terms of their Bodywise distributor agreements by utilizing trade secrets and violating non-solicitation covenants in connection with the alleged recruitment of distributors of Bodywise to become Nu Skin distributors. The complaint includes additional claims against all defendants for intentional interference with contractual relations and prospective economic advantage, misappropriation of trade secrets, unfair competition, and unjust enrichments related to the alleged activities. The complaint seeks recovery of damages in an amount presently unascertained, but which plaintiff estimates will likely exceed $25 million. We believe the allegations against us are without merit and plan to vigorously defend the lawsuit.

        In Taiwan, we are currently subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order to avoid the running of the statute of limitations with respect to the 1999, 2000 and 2001 tax years, the Taiwan tax authorities have disallowed our commission expense deductions for those years and assessed us a total of approximately $26.0 million. At this stage of the discussions, we are not required to pay the amount of tax under dispute. We are contesting this assessment and are in discussions with the tax authorities in an effort to resolve this matter. Based on our understanding of this matter, we do not believe that it is probable that we will incur a loss relating to this matter and accordingly have not provided any related reserves.

ITEM 1A.	RISK FACTORS

        Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates these risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in subsequent Form 10-Q filings.

Increased regulatory scrutiny of nutritional supplements as well as new regulations that are being adopted in some of our markets with respect to nutritional supplements could result in more restrictive and burdensome regulations and harm our results if our supplements or advertising activities are found to violate existing or new regulations or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations.

        There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In several of our markets, including Europe, South Korea and Hong Kong, new regulations have been adopted or are likely to be adopted in the near-term that could impose new requirements, make changes in some classifications of supplements under the regulations, or limit the claims we can make. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. In Europe for example, we are unable to market supplements that contain ingredients that have not been previously marketed in Europe (“novel foods”) without going through an extensive registration and approval process. We recently had our G3 product taken off the market in Denmark because the authorities in Denmark disagreed with our position that the product was not a “novel food.” We also recently had to stop selling Cholestin in the Netherlands and IGG Boost in Denmark based on adverse determinations by regulators in these markets. Europe is also expected to adopt additional regulations this fall setting new limits on acceptable levels of nutrients. In addition, the FDA recently finalized new GMPs for the nutritional supplement industry. Our operations could be harmed if new regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable regulatory requirements, or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business.

        Distributor activities in our existing markets that violate governmental laws or regulations could result in governmental actions against us in markets where we operate, which would harm our business. Except in China, our distributors are not employees and act independently of us. We implement strict policies and procedures to ensure our distributors will comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. For example, product claims made by some of our distributors in 1990 and 1991 led to an investigation by the FTC in the United States, which resulted in our entering into a consent decree with the FTC. In addition, recent rulings by the Korean FTC and by judicial authorities against us and other companies in Korea indicate that vicarious liability may be imposed on us for the criminal activity of our independent distributors. During the past year we have experienced an increase in complaints to consumer protection agencies in Japan related to distributor activities. As a result, we have performed additional training for distributors in this market to try to resolve these issues. If the level of complaints further increases or does not improve, regulators could take action against us or we may need to take more aggressive measures, either of which could harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 - 30, 2007	1,074		$ 16.70	—	$ 14.6
May 1 - 31, 2007	—		N/A	—	$ 14.6
June 1 - 30, 2007	2,149		$ 17.21	—	$ 14.6
Total	3,223	(2)		—

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $235.0 million is currently authorized. As of June 30, 2007, we had repurchased approximately $220.4 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)

We have authorized the repurchase of shares acquired by our distributors and employees in foreign markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 1,074 shares for April and 2,149 shares for June relate to repurchases from such distributors/employees at an average per share price of $17.04.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on May 14, 2007. At the Annual Meeting of Stockholders ten directors were elected to serve as our directors until the next annual meeting of stockholders or until their successors are duly elected. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management’s director nominees. The figures reported reflect votes cast by holders of our Class A common stock. Each share of Class A common stock entitles its holder to one vote.

        The directors received the following votes: 58,826,727 shares were voted for Blake M. Roney (1,516,061 withheld); 59,242,228 shares were voted for M. Truman Hunt (1,100,560 withheld); 58,826,220 shares were voted for Sandra N. Tillotson (1,516,568 withheld); 45,765,284 shares were voted for E.J. “Jake” Garn (14,577,504 withheld); 49,699,923 shares were voted for Daniel W. Campbell (10,642,865 withheld); 47,199,266 shares were voted for Andrew D. Lipman (13,143,522 withheld); 45,766,721 shares were voted for Patricia Negrón (14,576,067 withheld); 59,380,304 shares were voted for Christine M. Day (962,484 withheld); and 59,380,204 shares were voted for Desmond C. Wong (962,584 withheld). Steven J. Lund was listed as a nominee in the definitive proxy statement mailed to stockholders, but, as a result of a clerical error, we inadvertently omitted from the proxy card a method for stockholders to withhold authority to vote for Mr. Lund. Therefore, although he was elected by a plurality of votes, we cannot report the exact number of shares that were voted for him and the number of votes withheld.

        The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm, with 47,140,847 votes being cast for, 13,179,774 votes being cast against and 22,166 abstentions.

ITEM 5.	OTHER INFORMATION

        None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Employment Letter with Gary Sumihiro dated March 16, 2007

10.2	Form of Key Employee Covenants.

10.3	Form of Director Stock Option Agreement.

10.4	Form of Director Restricted Stock Unit Agreement.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2007

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Employment Letter with Gary Sumihiro dated March 16, 2007

10.2	Form of Key Employee Covenants.

10.3	Form of Director Stock Option Agreement.

10.4	Form of Director Restricted Stock Unit Agreement.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.