Form 10-Q
period 2007-09-30
NU SKIN ENTERPRISES INC
filed 2007-11-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes            No

As of October 31, 2007, 64,748,127 shares of the registrant’s Class A common stock, $.001 par value per share were outstanding.

NU SKIN ENTERPRISES, INC.

2007 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.
The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$ 118,024	$ 121,353
Accounts receivable	26,822	19,421
Short term investments	7,700	—
Inventories, net	97,550	92,092
Prepaid expenses and other	43,752	44,093
	293,848	276,959

Property and equipment, net	88,789	85,883
Goodwill	112,446	112,446
Other intangible assets, net	87,912	91,349
Other assets	136,476	98,212
Total assets	$ 719,471	$ 664,849

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 28,293	$ 20,815
Accrued expenses	110,359	120,074
Current portion of long-term debt	31,988	26,652
	170,640	167,541

Long-term debt	183,112	136,173
Other liabilities	67,994	42,155
Total liabilities	421,746	345,869

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	205,982	199,322
Treasury stock, at cost - 25.8 million and 23.6 million shares	(390,195)	(346,889)
Retained earnings	547,471	531,563
Accumulated other comprehensive loss	(65,624)	(65,107)
	297,725	318,980
Total liabilities and stockholders' equity	$ 719,471	$ 664,849

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$ 290,711	$ 276,345	$ 851,592	$ 826,236

Cost of sales	52,239	48,372	154,008	143,811

Gross profit	238,472	227,973	697,584	682,425

Operating expenses:
Selling expenses	125,289	120,625	365,044	355,894
General and administrative expenses	93,963	86,337	274,745	265,127
Impairment of assets and other	—	—	—	20,840
Restructuring and other charges	—	—	—	11,115

Total operating expenses	219,252	206,962	639,789	652,976

Operating income	19,220	21,011	57,795	29,449
Other income (expense), net	6	220	109	(2,241)

Income before provision for income taxes	19,226	21,231	57,904	27,208
Provision for income taxes	5,681	8,013	20,067	10,255

Net income	$ 13,545	$ 13,218	$ 37,837	$ 16,953

Net income per share (Note 2):
Basic	$ .21	$ .19	$ .58	$ .24
Diluted	$ .21	$ .19	$ .57	$ .24

Weighted-average common shares
outstanding:
Basic	64,616	69,630	65,022	69,986
Diluted	65,334	70,580	65,845	70,934

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 37,837	$ 16,953
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	23,992	21,053
Stock-based compensation	6,209	6,819
Impairment of Scanner asset	—	18,984
Changes in operating assets and liabilities:
Accounts receivable	(6,859)	(2,252)
Inventories, net	(8,564)	(2,347)
Prepaid expenses and other	1,272	1,407
Other assets	(35,591)	(3,882)
Accounts payable	7,502	2,690
Accrued expenses	(16,846)	(11,744)
Other liabilities	22,452	675

Net cash provided by operating activities	31,404	48,356

Cash flows from investing activities:
Purchases of property and equipment	(16,883)	(28,174)
Proceeds from investment sales	112,775	132,130
Purchases of investments	(120,475)	(132,130)
Purchase of long-term asset	—	(1,981)

Net cash used in investing activities	(24,583)	(30,155)

Cash flows from financing activities:
Exercises of employee stock options	4,145	3,593
Proceeds from long-term debt	64,845	5,000
Payments of cash dividends	(20,470)	(21,019)
Payments on debt financing	(15,000)	(15,000)
Income tax benefit of options exercised	228	947
Repurchases of shares of common stock	(46,082)	(29,505)

Net cash used in financing activities	(12,334)	(55,984)

Effect of exchange rate changes on cash	2,184	661

Net decrease in cash and cash equivalents	(3,329)	(37,122)

Cash and cash equivalents, beginning of period	121,353	155,409

Cash and cash equivalents, end of period	$ 118,024	$ 118,287

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology-related products and services under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; Americas, which consists of the United States, Canada and Latin America; South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Europe, which includes several markets in Europe as well as Israel and Russia (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2007 and December 31, 2006, and for the three- and nine-month periods ended September 30, 2007 and 2006. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average common shares outstanding during the periods presented. Diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2007 and 2006, stock options totaling 3.4 million and 3.2 million, respectively, and for the nine-month periods ended September 30, 2007 and 2006, stock options totaling 3.3 million and 3.0 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In February, May and August 2007, the Company’s board of directors declared a quarterly cash dividend of $0.105 per share for all shares of Class A common stock. These quarterly cash dividends of $6.9 million, $6.8 million and $6.8 million were paid on March 21, 2007, June 20, 2007 and September 19, 2007, respectively, to stockholders of record on March 2, 2007, June 1, 2007 and August 31, 2007, respectively.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2007 and December 31, 2006, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $0.9 million and $10.1 million, respectively, to hedge foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of September 30, 2007 and December 31, 2006, $(0.1) million and $0.2 million of net unrealized gains/(losses), net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at September 30, 2007 have maturities through September 2008 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The Company recognized pre-tax gains on foreign currency cash flow hedges of approximately zero and $0.4 million for the three- and nine-month periods ended September 30, 2007, respectively, and recognized pre-tax gains of $0.3 million and $3.1 million on foreign currency cash flow hedges for the three- and nine-month periods ended September 30, 2006, respectively. These gains were recorded as increases to revenue in Japan in the respective periods.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.	REPURCHASES OF COMMON STOCK

During the three-month period ended September 30, 2007, the Company did not repurchase any shares of its Class A common stock under its open market repurchase plan. During the nine-month period ended September 30, 2007, the Company repurchased approximately 2,659,000 shares of its Class A common stock under its open market repurchase plan for approximately $46.1 million. During the three- and nine-month periods ended September 30, 2006, the Company repurchased approximately 1,425,000 and 1,766,000 shares of its Class A common stock under its open market repurchase plan for approximately $24.1 million and $29.5 million, respectively.

6.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2007 and 2006, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$ 13,545	$ 13,218	$ 37,837	$ 16,953

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1,349)	964	(95)	1,875
Net unrealized gains (losses) on foreign
currency cash flow hedges	(115)	295	(160)	336
Less: Reclassification adjustment for realized
losses (gains) in current earnings	(8)	(216)	(263)	(1,662)

Comprehensive income	$ 12,073	$ 14,261	$ 37,319	$ 17,502

7.	SEGMENT INFORMATION

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China the Company utilizes an employed sales force to sell its products through fixed retail locations. Selling expenses are the Company’s largest expense, comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its Mainland China sales employees paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, Americas, South Asia/Pacific and Europe. Revenue generated in each of these regions is set forth below (in thousands):

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2007	2006	2007	2006
North Asia	$ 142,590	$ 147,807	$ 428,542	$ 441,100
Greater China	51,993	51,039	153,045	156,883
Americas	52,482	40,506	140,270	121,955
South Asia/Pacific	25,514	22,653	74,137	64,502
Europe	18,132	14,340	55,598	41,796
Totals	$ 290,711	$ 276,345	$ 851,592	$ 826,236

        Revenue generated by each of the Company’s three product lines is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2007	2006	2007	2006
Nu Skin	$ 123,020	$ 107,793	$ 359,494	$ 334,626
Pharmanex	162,092	161,315	473,082	471,054
Big Planet	5,599	7,237	19,016	20,556
Totals	$ 290,711	$ 276,345	$ 851,592	$ 826,236

        Additional information as to the Company’s operations in its most significant geographic areas is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2007	2006	2007	2006
Japan	$ 108,689	$ 118,572	$ 325,010	$ 356,010
United States	47,217	35,696	125,250	107,793
South Korea	33,901	29,235	103,532	85,090
Taiwan	24,456	23,938	69,115	69,374
Mainland China	15,859	16,167	50,469	53,675

Long-lived assets:	September 30, 2007	December 31, 2006
Japan	$ 11,679	$ 11,902
United States	46,863	43,520
South Korea	3,756	1,274
Taiwan	3,422	2,686
Mainland China	11,338	13,724

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS 109. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of September 30, 2007, the Company has net deferred tax assets of $53.7 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction.

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

At January 1, 2007, the Company had $13.8 million in unrecognized tax benefits of which $12.7 million, if recognized, would affect the effective tax rate. At the date of adoption, the Company had approximately $2.2 million of accrued interest and penalties related to uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. The amount of unrecognized tax benefits decreased by $1.5 million during the three months ended September 30, 2007 due to the closure of tax years by expiration of the statute of limitations.

10.	COMMITMENTS AND CONTINGENCIES

The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company’s direct selling system. The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company’s distributors is not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company’s operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company’s management, based upon advice of its counsel handling such litigation and proceedings, it is not likely that the Company would have an adverse outcome that would result in a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company accounts for such contingent liabilities in accordance with FIN 48 and believes it has appropriately provided for income taxes for all years. Several factors drive the calculation of the Company’s tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to the Company’s reserves, which would impact its reported financial results.

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

Because the Company believes the documentation and legal analysis support its position and the valuation methodology it used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, the Company believes the assessments are improper and it filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected the Company’s letters of protest, and to follow proper administrative procedures the Company filed appeals with the Japan Ministry of Finance. On June 26, 2006, the Company was advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. The Company decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006 it filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, the Company was advised that the Ministry of Finance also rejected its appeal with them for the imports from November 2004 to June 2005. The Company appealed this decision with the court system in Japan in July 2007. Currently, all appeals are pending with the Tokyo District Court Civil Action Section. One of the findings cited by the Ministry of Finance in its decisions was that the Company had treated the transactions as sales between its U.S. affiliate and its Japan subsidiary on its corporate income tax return under applicable income tax and transfer pricing laws. The Company has paid the $25.0 million in customs duties and assessments, the amount of which it recorded in “Other Assets” in its Consolidated Balance Sheet. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

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

The Company maintains a $25.0 million revolving credit facility that originally expired in May 2007, and has been extended for 3 years and now expires in May 2010. Drawings on this revolving credit facility can be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. As of September 30, 2007, there were no outstanding balances under this revolving credit facility.

The Company maintains a $205.0 million multi-currency private shelf facility with Prudential Investment Management, Inc. of which the full amount has been drawn. As of September 30, 2007, the Company had $161.9 million outstanding under its shelf facility, $15.0 million of which is included in the current portion of long-term debt. Of this long-term debt, $115.0 million is U.S. dollar denominated, bears interest of approximately 5.2% per annum and the related discount is amortized in four tranches between five and ten years. The remaining $46.9 million as of September 30, 2007, is Japanese yen-denominated senior promissory notes in the aggregate principal amount of 5.8 billion Japanese yen. The notes bear interest of approximately 2.2% per annum, and the related discounts are amortized in two tranches between five and ten years with interest payable semi-annually.

The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of September 30, 2007, the outstanding balance on the notes was 5.5 billion Japanese yen, or $48.3 million, $12.1 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by the Company’s material subsidiaries or by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

        The following table summarizes the Company’s debt arrangements as of September 30, 2007:

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2007(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	5.5 billion yen ($48.3 million as of September 30, 2007)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$30.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$25.0 million	$5.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments beginning July 2010.

	$40.0 million	$40.0 million	6.2%	Notes due January 2017 with annual principal payments beginning January 2011.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($27.2 million as of September 30, 2007)	1.7%	Notes due April 2014, with annual principal payments that begin in April 2008.

	2.7 billion yen	2.7 billion yen ($19.7 million as of September 30, 2007)	2.6%	Notes due September 2017, with annual principal payments that begin September 2011.

2004 $25.0 million revolving credit facility	N/A	$0	N/A	Credit facility expires May 2010.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2007(2)	Interest Rate	Repayment terms

2007 Korea line of credit	4.5 billion won	$4.5 billion won ($4.9 million as of September 30, 2007)	6.0%	Line of credit due May 28, 2008.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company's material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company's material foreign subsidiaries.

(2)

The current portion of the Company's long-term debt (i.e. becoming due in the next 12 months) includes $12.1 million of the balance on the Company's 2000 Japanese yen denominated notes, $15.0 million of the balance on the Company's U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and all of the Korea line of credit.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

During the second quarter of 2007, the Company recorded restructuring and other charges of $2.3 million in general and administrative expenses, primarily relating to the restructuring of its Brazil operations. Operating losses in Brazil during the second quarter of 2007 were $466,000. These charges consisted primarily of office closure charges, such as the write-off of assets and termination of office leases, as well as severance charges related to the termination of employees. These charges are summarized as follows (U.S. dollars in thousands):

	Total Incurred During the 2nd Quarter of 2007	Amounts Paid During the 3rd Quarter of 2007	Accrued as of September 30, 2007
Office closure charges	$ 1,766	$ 1,766	$ —
Severance	527	377	150
Total	$ 2,293	$ 2,143	$ 150

14.	SUBSEQUENT EVENTS

The Company’s board of directors recently approved payment of a dividend of $0.105 to stockholders of record on November 30, 2007, to be paid on December 12, 2007. On November 2, 2007, the Company’s board of directors authorized an increase of $100 million to its ongoing repurchase authorization. On November 8, 2007, the Company entered into a $25 million accelerated repurchase transaction under this program.

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

Overview

        Our revenue for the three- and nine-month periods ended September 30, 2007 increased 5% and 3%, respectively, to $290.7 million and $851.6 million compared to the same periods in 2006. Foreign currency exchange rate fluctuations positively impacted revenue approximately 1% for the three-month period ended September 30, 2007. Foreign currency exchange rate fluctuations did not have a material impact on revenue for the nine-month period ended September 30, 2007. The increase in revenue was primarily a result of year-over-year growth in South Korea, Europe, the United States, and our South Asia/Pacific region. The continued promotion of our sales tools, including the Nu Skin® Galvanic Spa™ System II (the “Galvanic Spa System”), the Pharmanex® BioPhotonic Scanner (the “S2 Scanner”), and the Nu Skin® ProDerm™ Skin Analyzer (the “Proderm Skin Analyzer”), as well as the strength of key product and distributor initiatives contributed to our revenue growth in these markets. The revenue increases in these markets were offset by revenue declines in Japan and China.

        Net income for the third quarter of 2007 was $13.5 million, compared to $13.2 million for the same prior-year period, and for the nine-month period ended September 30, 2007 was $37.8 million compared to $17.0 million for the same prior-year period. Net income was impacted by restructuring and other impairment charges of approximately $32.0 million in 2006 and approximately $3.0 million in 2007.

        Revenue

        North Asia. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2007 and 2006 for the North Asia region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Japan	$ 108.7	$ 118.6	(8%)	$ 325.0	$ 356.0	(9%)
South Korea	33.9	29.2	16%	103.5	85.1	22%
North Asia total	$ 142.6	$ 147.8	(4%)	$ 428.5	$ 441.1	(3%)

        Foreign currency exchange rate fluctuations did not impact revenue in our North Asia region for the three-month period ended September 30, 2007 and negatively impacted revenue 1% for the nine-month period ended September 30, 2007. In local currency, revenue in Japan was down 7% and 5% for the three- and nine-month periods ended September 30, 2007, respectively. South Korea revenue in local currency for the three- and nine-month periods ended September 30, 2007, improved 13% and 18%, respectively, when compared to prior-year periods.

        The revenue decline in Japan was largely a result of continued softness in our distributor numbers and sponsoring activity in this market, with the number of executive distributors and active distributors each decreasing 7% compared to the third quarter of 2006. In April 2006, we hired a new president for our Japan operations, who has been engaged with management in reviewing operations and developing and implementing a plan to renew growth in this market. Based on this review, management believes that past initiatives and promotions have not been focused sufficiently on distributor sponsorship and other core growth strategies. As a result, at the end of the third quarter of 2007 we began implementing aggressive initiatives focused on distributor recruitment and leadership development. The initial results of these initiatives have been positive and our management team continues to work on developing and implementing strategic plans for this market. For example, we also recently launched the same distributor incentive related to the Galvanic Spa that has been positively received by our distributors in the United States and Europe. Revenue for the quarter in Japan also was negatively impacted by convention product purchases by our Japanese distributors attending the International Convention in the United States, which were recorded as revenue in our US market rather than our Japan market.

        South Korea posted year-over-year local currency revenue growth of 13% in the third quarter. This growth was fueled by product and distributor initiatives that have maintained a strong sponsoring environment for our distributors. Compelling product opportunities for the market include the Galvanic Spa System II, our top-selling Nu Skin 180° Anti-Aging Skin Therapy System, as well as a continued focus on nutrition products including LifePak and g3. We are also planning to launch TriPhasic White, a global top-seller, in this market. The number of active and executive distributors increased 24% and 23%, respectively, during the third quarter of 2007 compared to the same prior-year period.

        Greater China. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2007 and 2006 for the Greater China region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Taiwan	24.4	23.9	2%	69.1	69.4	—*
Mainland China	$ 15.9	$ 16.2	(2%)	$ 50.5	$ 53.7	(6%)
Hong Kong	11.7	10.9	7%	33.4	33.8	(1%)
Greater China total	$ 52.0	$ 51.0	2%	$ 153.0	$ 156.9	(2%)

*	Less than 1%

        Foreign currency exchange rate fluctuations positively impacted revenue in our Greater China region by approximately 1% for the three-month period ended September 30, 2007 and less than 1% for the nine-month period ended September 30, 2007.

        In local currency, revenue in Taiwan was up 3% and 1%, respectively, for the three- and nine-month periods ended September 30, 2007. The revenue growth in Taiwan is largely attributed to strong sales in our weight management products. Executive distributors in Taiwan increased 3%, and active distributors declined 3% during the quarter compared to the same prior-year period.

        In China, our business remained soft as we continue to transition our business model in this market. Revenue, on a local currency basis, was down 7% on a year-over-year basis, and 9% on a sequential basis. In the second quarter, we replaced our management team in this market. As the direct selling and regulatory environment continues to evolve and develop in this market, our new management team is in the process of making changes to our business model in this market to take advantage of these developments, to better align our direct selling business model and employee sales model, and to help reduce our overhead and improve profitability. These business model changes will allow us to engage independent direct sales representatives as well as offer part-time employment for sales representatives, which will provide a smoother integration between our direct selling model and our employee model. This will allow us to provide a supplemental income opportunity to individuals who may not be interested in working full-time in this business as well as reduce our selling expenses, as the amount of social benefits and taxes would be lower under this model. We anticipate the changes will be fully implemented by April 2008.

        We also plan to streamline our operations in this market by altering our current store strategy. We will open new flagship stores in key cities within China, while closing small retail outlets and branch offices in secondary cities. We believe we can operate more effectively and efficiently by focusing our business around our larger flagship stores, complemented with stores which have an improved image. As a result, we plan to open 5 flagship stores in Shanghai, Beijing, Guangzhou, Shenzen and Xian and close approximately 67 of our current 115 retail stores in China. With fewer stores in operation and more efficiently running stores in place, we will be able to reduce our overhead expenses in China, through a reduction in labor and occupancy costs. Our strategic focus in the near-term will be on implementing our growth initiatives in our key provinces and municipalities, Shanghai, Beijing and Guongdong, which account for more than 50% of our revenue.

        In Hong Kong, revenue in local currency for the three-month period ended September 30, 2007, improved 7% compared to the prior-year period, while revenue for the nine-month period ended September 30, 2007 was relatively level with the prior-year period. Revenue for the nine-month period in 2006 included sales to non-Hong Kong distributors attending the regional convention held in this market. In Hong Kong, executive distributors were up 6% and active distributors were down 1% for the quarter compared to the third quarter of 2006.

        Americas. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2007 and 2006 for the Americas region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
United States	$ 47.2	$ 35.7	32%	$ 125.3	$ 107.8	16%
Canada	3.1	2.5	24%	8.3	7.5	11%
Latin America	2.2	2.3	(4%)	6.7	6.6	2%
Americas total	$ 52.5	$ 40.5	30%	$ 140.3	$ 121.9	15%

        Revenue in the United States continued to be positively impacted by several key initiatives implemented in each of our product categories during the past year. In particular, the Galvanic Spa System II has been a primary focus of many of our distributor leaders and has helped drive significant growth in our personal care revenue. We have implemented distributor incentives around the Galvanic Spa System II to increase the initial earnings opportunity for new distributors, which we believe has contributed to the revenue growth. Additionally, during the quarter, the United States hosted our global convention, which positively impacted revenue in the market by approximately $5.0 million as a result of product and convention fee revenue from foreign distributors attending the convention.

        At our global convention held in September, we introduced an array of new products and distributor tools which we believe helped contribute to the growth in revenue. These products and tools include, myVictory weight control plan, a new version of the Galvanic Spa System II, an S2 Scanner upgrade, which eliminates the need for calibration, and TruFace Essence Ultra. These new products will initially be launched only in the United States market with plans to introduce globally in the future.

        We announced that we would be restructuring our Brazil operations after many years of disappointing results. We have closed our offices in Sao Paulo, narrowed our product offering and moved our call center operations to our U.S. headquarters. We continue to provide products for personal use consumption and distributor support for this market from other regional markets.

        South Asia/Pacific. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2007 and 2006 for the South Asia/Pacific region and its principal markets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Singapore/Malaysia/Brunei	$ 9.9	$ 9.0	10%	$ 28.6	$ 24.6	16%
Thailand	8.1	7.0	16%	23.0	19.1	20%
Australia/New Zealand	4.1	3.3	24%	12.3	10.1	22%
Indonesia	2.2	2.7	(19%)	6.6	7.8	(15%)
Philippines	1.2	.7	71%	3.6	2.9	24%
South Asia/Pacific total	$ 25.5	$ 22.7	12%	$ 74.1	$ 64.5	15%

        Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 10% in the third quarter of 2007 and for the nine-month period ended September 30, 2007 compared to the same prior-year period. The majority of the markets within this region experienced revenue growth during the quarter. The growth was fueled in part by continued success of our TRA family of weight loss products. Active distributors in the region decreased 11% while executive distributors increased 4% in the third quarter compared to the same prior-year period.

        Europe. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2007 and 2006 for Europe (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Europe	$ 18.1	$ 14.3	27%	$ 55.6	$ 41.8	33%

        We experienced growth throughout our European markets in the third quarter driven by continued growth in our personal care division. We believe that our success in Europe is attributable to enthusiasm and strong alignment of our distributor leaders behind key initiatives, including the Galvanic Spa System, the Scanner, and the ProDerm Skin Analyzer. Active distributors in the region improved 15%, while the number of executive distributors improved 20% when compared to the prior-year period.

        Gross profit

        Gross profit as a percentage of revenue decreased to 82.0% and 81.9% for the three- and nine-month periods ended September 30, 2007 from 82.5% and 82.6% for the same periods in 2006. The decrease is due in part to a shift in our product mix as our Japan business, which historically has our strongest gross margins, now represents a smaller percentage of our overall business. Gross margins have also been impacted by the increase in sales of tools that have lower margins such as the Galvanic Spa.

        Selling expenses

        Selling expenses as a percentage of revenue decreased to 43.1% and 42.9% for the three and nine-month periods ended September 30, 2007 from 43.7% and 43.1% for the same periods in 2006. The improvement for the third quarter of 2007 compared to the prior-year is largely related to the phase-in of some compensation plan changes in Japan in the second quarter of last year, which resulted in us paying additional compensation during the transition period. We have introduced a temporary distributor incentive in Japan at the end of the third quarter of 2007, which we expect will result in a slight increase in selling incentives, as a percent of revenue, in the fourth quarter of 2007.

        General and administrative expenses

        General and administrative expenses as a percentage of revenue increased to 32.3% for the three- and nine-month periods ended September 30, 2007 from 31.2% and 32.1% for the same prior-year periods, respectively. In U.S. dollars, general and administrative expenses increased for the three- and nine-month periods to $94.0 million and $274.7 million from $86.3 million and $265.1 million for the same periods in 2006. The increase is primarily attributable to the company’s global distributor convention, which was not held in the prior-year.

        During the fourth quarter, we plan to take steps to reduce our overall general and administrative expenses by reducing labor and occupancy costs. We anticipate that we will incur approximately $10 million to $14 million in restructuring charges in the fourth quarter in connection with implementing these changes, primarily consisting of severance and other compensation charges and the costs related to termination of leasehold interests. We anticipate that our 2008 general and administrative expenses will be approximately $15 million lower than 2007.

        Other income (expense), net

        Other income (expense), net for the three- and nine-month periods ended September 30, 2007 was approximately zero and $0.1 million of income compared to $0.2 million of income and $2.2 million of expense for the same periods in 2006. Fluctuations in other income (expense) net are due to foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes.

        Provision for income taxes

        Provision for income taxes for the three- and nine-month periods ended September 30, 2007 was $5.7 million and $20.1 million of expense compared to $8.0 million and $10.3 million of expense for the same periods in 2006. The effective tax rate was 29.6% and 34.7% of pre-tax income during the three- and nine-month periods ended September 30, 2007, respectively, compared to a rate of 37.7% in the same prior-year periods. This lower tax rate in the third quarter of 2007 resulted from the impact of the closure of tax years by expiration of the statute of limitations under the provisions of FIN 48. We expect our tax rate for the year to be between 35% and 36%, excluding any impact from fourth quarter restructuring charges. Under the provisions of FAS 109, we continue to evaluate our ability to utilize net operating losses and corresponding deferred tax assets on an on-going basis with particular attention to deferred tax assets associated with losses sustained in China. If we determine we won't be able to utilize a loss, it may result in a valuation allowance, resulting in a charge to earnings.

        Net income

        Net income for the three-month period ended September 30, 2007 increased to $13.5 million compared to $13.2 million for the prior year period, and increased to $37.8 million for the first-nine months of the year compared to $17.0 million for the same period in 2006. The nine-month comparisons were impacted by pre-tax impairment and restructuring charges of $20.8 million and $11.1 million, respectively, in 2006.

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

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $31.4 million in cash from operations during the nine-month period ended September 30, 2007, compared to $48.4 million during the same period in 2006. The decrease in cash generated from operations is primarily due to fluctuations in receivables and inventory as well as the increase in taxes as a result of higher taxable income in 2007.

        As of September 30, 2007, working capital was $123.2 million, compared to $109.4 million as of December 31, 2006. Cash and cash equivalents, plus short-term investments, at September 30, 2007 and December 31, 2006 were $125.7 million and $121.4 million, respectively.

        Capital expenditures in the first nine months of 2007 were $16.9 million. We anticipate additional capital expenditures of approximately $5 to $10 million through the remainder of 2007. These capital expenditures are primarily related to:

•	the purchase of computer systems and software;

•	upgrades and renovations to walk-in-centers in corporate facilities and in key markets; and

•	purchases of Scanners.

        We currently have debt pursuant to various credit facilities and other borrowings. The following table summarizes these debt arrangements as of September 30, 2007:

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2007(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	5.5 billion yen ($48.3 million as of September 30, 2007)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$30.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$25.0 million	$5.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments beginning July 2010.

	$40.0 million	$40.0 million	6.2%	Notes due January 2017 with annual principal payments beginning January 2011.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($27.2 million as of September 30, 2007)	1.7%	Notes due April 2014, with annual principal payments that begin in April 2008.

	2.7 billion yen	2.7 billion yen ($19.7 million as of September 30, 2007)	2.6%	Notes due September 2017, with annual principal payments that begin September 2011.

2004 $25.0 million revolving credit facility	N/A	$0	N/A	Credit facility expires May 2010.

2007 Korea line of credit	4.5 billion won	$4.5 billion won ($4.9 million as of September 30, 2007)	6.0%	Line of credit due May 28, 2008.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries.

(2)

The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $12.1 million of the balance on our 2000 Japanese yen denominated notes, $15.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and all of the Korea line of credit.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. During the first nine months of 2007, we repurchased approximately 2,659,000 shares of Class A common stock under this program for an aggregate amount of approximately $46.1 million. At September 30, 2007, approximately $14.6 million was available for repurchases under the stock repurchase program. On November 2, 2007, our board of directors authorized an increase of $100 million to our ongoing share repurchase authorization. We also entered into a $25 million accelerated repurchase transaction under this program on November 7, 2007.

        In February, May and August 2007, our board of directors declared a quarterly cash dividend of $0.105 per share for all shares of Class A common stock. These quarterly cash dividends of $6.9 million, $6.8 million and $6.8 million were paid on March 21, 2007, June 20, 2007 and September 19, 2007 to stockholders of record on March 2, 2007, June 1, 2007 and August 31, 2007. Our board of directors recently approved payment of a dividend of $0.105 on December 12, 2007, to stockholders of record on November 30, 2007. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, we had taken the position that, under applicable customs law, there was a sale between the manufacturer and our Japan subsidiary, and that customs duties should be assessed on the manufacturer’s invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between our U.S. affiliate and our Japan subsidiary and that duties should be assessed on the value of that transaction. We disputed this assessment. We also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute is approximately $25.0 million, net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan and in the United States that we believe will eliminate any further customs valuation disputes on these issues with respect to product imports in Japan after that time.

        Because we believe the documentation and legal analysis supports our position and the valuation methodology we used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, we believe the assessments are improper and we filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected our letters of protest, and to follow proper administrative procedures we filed appeals with the Japan Ministry of Finance. On June 26, 2006, we were advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. We decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006 we filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, we were advised that the Ministry of Finance also rejected our appeal with them for the imports from November 2004 to June 2005. We appealed this decision with the court system in Japan in July 2007. Currently, all appeals are pending with the Tokyo District Court Civil Action Section. One of the findings cited by the Ministry of Finance in its decisions was that we had treated the transactions as sales between our U.S. affiliate and our Japan subsidiary on our corporate income tax return under applicable income tax and transfer pricing laws. We have paid the $25.0 million in customs duties and assessments related to all of the amounts at issue, the amount of which we recorded in “Other Assets” in our Consolidated Balance Sheet. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

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

        Revenue. We recognize revenue when products are shipped, which is when title and risk of loss pass to our independent distributors. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5% of gross sales. A reserve for product returns is accrued based on historical experience. We classify selling discounts as a reduction of revenue. Our selling expenses are computed pursuant to our global compensation plan for our distributors, which is focused on remunerating distributors based primarily upon the selling efforts of the distributors and the volume of products purchased by their downlines, and not their personal purchases.

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of September 30, 2007, we had net deferred tax assets of $53.7 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. We have considered projected future taxable income and ongoing tax planning strategies in determining that no valuation allowance is required. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

        At January 1, 2007, we had $13.8 million in unrecognized tax benefits of which $12.7 million, if recognized, would affect the effective tax rate. At the date of adoption, we had approximately $2.2 million of accrued interest and penalties related to uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. The amount of unrecognized tax benefits decreased by a net amount of $1.2 million, during the three months ended September 30, 2007.

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

        Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are not amortized. Our intangible assets with finite lives are recorded at cost and amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We are required to make judgments regarding the useful lives of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. No impairment charges related to intangible assets were recognized during the three- and nine-month periods ended September 30, 2007 or 2006. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

        Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of any estimated forfeitures on a straight-line basis over the requisite service period of the award. The fair value of our stock-based compensation expense is based on estimates using the Black-Scholes option pricing model. This option-pricing model requires the input of highly subjective assumptions including the option’s expected life, risk-free interest rate, expected dividends and price volatility of the underlying stock. The stock price volatility assumption was determined using the historical volatility of our common stock. The compensation committee has made a determination that it will be transitioning to performance-based options rather than time-based options for members of the senior management team.

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

        We have experienced rapid revenue growth in certain new markets following commencement of operations. This initial rapid growth has often been followed by a period of stable or declining revenue, then followed by renewed growth fueled by product introductions, an increase in the number of active distributors and increased distributor productivity. The contraction following initial rapid growth has been more pronounced in certain new markets, due to other factors such as business or economic conditions or distributor distractions outside the market.

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

	As of September 30, 2007		As of September 30, 2006
Region:	Active	Executive	Active	Executive
North Asia	324,000	14,621	329,000	14,863
Greater China	144,000	6,249	155,000	6,246
Americas	155,000	4,469	152,000	3,970
South Asia/Pacific	67,000	2,177	74,000	2,093
Europe	54,000	1,830	47,000	1,408
Total	744,000	29,346	757,000	28,580

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. The Chinese government is beginning to allow the yuan to float more freely against the U.S. dollar and other major currencies. A strengthening of the yuan benefits our reported revenue and profits and a weakening of the yuan negatively impacts reported revenue and profits. Similarly, given the large portion of our business derived from Japan, any weakening of the yen negatively impacts reported revenue and profits, whereas a strengthening of the yen positively impacts our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of September 30, 2007, we had $0.9 million of these contracts with expiration dates through September 2008. All of these contracts were denominated in Japanese yen. For the three- and nine-month periods ended September 30, 2007, we recorded pre-tax gains of approximately zero and $0.4 million, which were included in our revenue in Japan, and gains/(losses) of $(0.1) million and $0.2 million as of September 30, 2007 and December 31, 2006, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at September 30, 2007, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our plans to launch or to continue to roll out certain products, tools and other initiatives in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our plans regarding changes to our business model in China and its anticipated impact on our business;

•	our expectations that selling expenses, as a percentage of revenue, will increase slightly in the fourth quarter as a result of temporary distributor incentives in Japan;

•	our plans to reduce general and administrative expenses by $15 million in 2008, and our anticipated restructuring charges of $10 million to $14 million;

•	our expectation regarding our tax rate for the balance of the year;

•	our expectation that we will spend approximately $5 million to $10 million for capital expenditures during the remainder of 2007;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our expectations that we will be successful in our appeal of the duty assessments by the Yokohama customs through the judicial court system in Japan and recover the $25 million additional assessment paid by us;

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan; and

•	our belief that it is not probable that we will incur a loss relating to the Taiwan audit.

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

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments thereto (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

    (a)        Because a substantial majority of our sales are generated in Asia, particularly Japan, significant variations in operating results including revenue, gross margin and net income from those expected could be caused by:

•	continued weakening of the Japanese yen;

•	regulatory constraints with respect to the claims we can make regarding the efficacy of our products and tools;

•	increasing competitive pressures;

•	weakness of Asian economies or consumer confidence;

•	political unrest or uncertainty;

•	continued contraction of the direct selling industry in Japan; or

•	natural disasters or epidemics.

    (b)        Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and fines being paid in some cases. Because of the government’s significant concerns about direct selling activities, government regulators in China scrutinize very closely activities of direct selling companies. Even though we have now obtained a direct selling license, we anticipate that government regulators will continue to scrutinize our activities and the activities of our distributors and sales employees to monitor our compliance with the new regulations and other applicable regulations as we integrate direct selling into our business model. We continue to be subject to current governmental reviews and investigations. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, all of which could harm our business.

    (c)        China’s anti-pyramiding and direct selling regulations allow direct selling but contain significant restrictions and limitations, including a restriction on multi-level compensation. Government regulators, both on a national and local level, have significant discretion in interpreting and applying these regulations. As a result, the development of direct selling in this market continues to evolve and there continues to be a high level of uncertainty and ambiguity regarding the interpretation and enforcement of these regulations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation under the new rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our direct selling business. Although we have obtained a direct selling license in China, our current license only allows us to conduct direct selling in a limited area in Shanghai. If we are unable to establish required service centers or obtain additional necessary national and local licensing as quickly as we would like, or if we are not able to offer a direct selling opportunity that is attractive to distributors as a result of the limitations under the direct selling regulations, our ability to grow our business there could be negatively impacted.

    (d)        Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Like most direct selling companies, we experience high turnover among distributors from year to year. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors and increase sponsorship of new distributors and preferred customers on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders, who have large, established sales networks generating high commission levels, motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives such as the Scanner, Galvanic II, and others will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our markets. For example, modifications made to compensation incentives, at times, have not been well received and contributed to declines in distributor numbers and revenue results.

    (e)        Our use of the Scanner, ProDerm and the Galvanic Spa II are subject to regulatory risks and uncertainties in our various markets. For example, in March 2003 the United States Food and Drug Administration (the “FDA”) questioned the status of the Scanner as a non-medical device and we subsequently filed an application with the FDA to have the Scanner classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether a tool is a medical device, including the claims that we or our distributors make about it. We face similar regulatory issues in other markets. For example, we faced regulatory inquiries in Singapore, Korea and Japan regarding distributor claims with respect to the Scanner. Although these matters have not resulted in any adverse action against us, our revenue in any market going forward could be negatively impacted if we face similar issues in the future or if such inquiries weaken distributor enthusiasm surrounding a tool. A determination in any market that a tool is a medical device or that distributors are using it to make medical claims could negatively impact our ability to use a tool in such market. In addition, if distributors make claims regarding a tool outside of claims approved by us, or use it in a manner not authorized by us, this could result in regulatory actions against our business.

    (f)        Our current and planned initiatives surrounding the S2 Scanner and the Nu Skin® ProDerm™ skin analysis tool in our various markets are subject to technical and regulatory risks and uncertainties. The S2 Scanner and ProDerm are newly developed tools and we cannot be certain that they will consistently meet performance expectations. If we continue to experience difficulties or delays in completing this process that prevent us from meeting our launch schedules or developing a tool that performs the desired functions, our business may be harmed. Our plans are also subject to regulatory risks, particularly in Japan, where regulatory requirements impose limitations on the use of this tool and on claims that may be made in connection with its use. Such limitations in Japan or any other markets could weaken the ability of our distributors to utilize our tools in building their businesses, and could dampen distributor enthusiasm surrounding it.

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

    (h)        As we take steps to improve gross margins and reduce overhead, there could be unintended negative consequences, including business disruptions, revenue declines and/or a loss of employees. Further, we may not realize the cost improvements and greater efficiencies as we hope for as a result of unanticipated expenses or business developments or the inability to effectively implement our strategic plans. In addition, as we continually evaluate strategic reinvestment of any savings generated as a result of our restructuring efforts, we may not ultimately achieve the amount of savings that we currently anticipate.

    (i)        The network marketing industry is subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Our business could be harmed if our distributors engage in activities that are found to be in violation of these laws. In Japan, we have experienced an increase in complaints to consumer protection agencies related to distributor activities over the last year. As a result, we have performed additional training for distributors in this market to try to resolve these issues. If the level of complaints further increases or does not improve, regulators could take action against us or we may need to take more aggressive measures, either of which could harm our business. The FTC in the United States is also proposing new regulations that would impose new requirements that could be burdensome and harm our business in this market, including the requirement that new distributors would have to wait for a period of time before they could sign a distributor agreement. Our business could be harmed if we are found to be in violation of these laws related to network marketing or if any of our distributors engage in activities that violate applicable laws.

    (j)        The nutritional supplement industry is subject to various laws and regulations throughout our markets. If our existing products, or any new products, are challenged or found to contravene any of these laws by any governmental agency, our revenue and profitability may be harmed. There has been increased regulatory scrutiny of supplements, particularly in Europe where we have been asked to stop selling a few products. In Denmark, the local authorities ruled that our G3 product contained a “novel” food (an ingredient they felt had not been previously marketed in such market), which would require a lengthier registration process before we could begin selling it again in this market. In addition, we recently have been prevented from selling our IGG Boost product in Denmark and our Cholestin product in the Netherlands for various regulatory reasons. New laws and regulations governing the sale and distribution of nutritional supplements have been proposed or enacted in various markets, including Europe, South Korea and Hong Kong and may require us to reformulate some products, seek new registration of such products, or limit the claims we can make with respect to products. In addition the FDA recently enacted new GMPs for supplement companies that will go into effect in the next year. These new regulations and any increased governmental scrutiny could harm our sales of these products if regulators take positions that impact our ability to sell current products, if new regulations require us to reformulate products or effect new product registrations, or if we are not able to effect necessary changes in a timely and efficient manner to respond to new regulations including the GMPs.

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

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of September 30, 2007.

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

        Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2006 fiscal year and our Quarterly Reports on Form 10-Q, for information regarding the status of certain legal proceedings that have been previously reported.

ITEM 1A.	RISK FACTORS

        Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2006 fiscal year and our Quarterly Reports on Form 10-Q, for information on risks associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 - 31, 2007	—		N/A	—	$ 14.6
August 1 - 31, 2007	214		$ 16.97	—	$ 14.6
September 1 - 30, 2007	—		N/A	—	$ 14.6
Total	214	(2)		—

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $235.0 million was authorized as of September 30, 2007. As of September 30, 2007, we had repurchased approximately $220.4 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval. Our board has recently authorized an increase of $100 million to our share repurchase program. In addition, we entered into a $25 million accelerated repurchase transaction under this program.

(2)

We have authorized the repurchase of shares acquired by our distributors and employees in foreign markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 214 shares for August relate to repurchases from such distributors/employees at an average per share price of $16.97.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Nu Skin Enterprises, Inc. Series F Senior Notes Nos. F-1 and F-2 issued September 28, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf.

10.2	Sixth Amendment to Credit Agreement, dated as of August 8, 2006, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. (as successor to Bank One, N.A.) as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2007).

10.3	Severance and Release Agreement by and between the Company and Robert Conlee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 17, 2007).

10.4	Letter Agreement between the Company and Robert Conlee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 17, 2007).

10.5	Nu Skin Enterprises, Inc. Deferred Compensation Plan, first effective as of December 14, 2005, amended and restated effective January 1, 2008.

10.6	Severance Letter by and between the Company and Larry Macfarlane dated August 2, 2007.

10.7	Employment Letter Agreement between the Company and Andrew Fan dated August 10, 2007.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2007

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Nu Skin Enterprises, Inc. Series F Senior Notes Nos. F-1 and F-2 issued September 28, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf.

10.2	Sixth Amendment to Credit Agreement, dated as of August 8, 2006, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. (as successor to Bank One, N.A.) as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 14, 2007).

10.3	Severance and Release Agreement by and between the Company and Robert Conlee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 17, 2007).

10.4	Letter Agreement between the Company and Robert Conlee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 17, 2007).

10.5	Nu Skin Enterprises, Inc. Deferred Compensation Plan, first effective as of December 14, 2005, amended and restated effective January 1, 2008.

10.6	Severance Letter by and between the Company and Larry Macfarlane dated August 2, 2007.

10.7	Employment Letter Agreement between the Company and Andrew Fan dated August 10, 2007.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.