Form 10-K
period 2007-12-31
NU SKIN ENTERPRISES INC
filed 2008-02-29
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12421

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)		87-0565309 (IRS Employer Identification No.)

75 West Center Street Provo, UT 84601 (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: (801) 345-1000

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A common stock, $.001 par value	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:      None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒     No   ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
    Yes ☐     No   ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No   ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2of the Exchange Act.

                 Large accelerated filer ☒                                                                                        Accelerated filer ☐
                      Non-accelerated filer ☐(Do not check if a smaller reporting company)                              Smaller Reporting Company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes☐     No  ☒

        Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $832 million. All executive officers and directors of the Registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

        As of February 15, 2008, 63,410,845 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, or preferred stock were outstanding.

Documents incorporated by reference. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

PART 1	-1-
ITEM 1.	BUSINESS	-1-
Overview	-1-
Strategies	-1-
Our Product Categories	-3-
Sourcing and Production	-7-
Research and Development	-8-
Geographic Sales Regions	-9-
Distribution	-13-
Competition	-16-
Government Regulation	-17-
Intellectual Property	-17-
Employees	-21-
Available Information	-21-
Executive Officers	-21-
ITEM 1A.	RISK FACTORS	-23-
ITEM 1B.	UNRESOLVED STAFF COMMENTS	-37-
ITEM 2.	PROPERTIES	-37-
ITEM 3.	LEGAL PROCEEDINGS	-38-
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	-39-

PART II	-40-
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	-40-
ITEM 6.	SELECTED FINANCIAL DATA	-43-
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	-44-
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	-68-
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-68-
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	-99-
ITEM 9A.	CONTROLS AND PROCEDURES	-99-
ITEM 9B.	OTHER INFORMATION	-100-

PART III	-100-
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ACCOUNTING AND FINANCIAL DISCLOSURE	-100-
ITEM 11.	EXECUTIVE COMPENSATION	-100-
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	-100-
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	-100-
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	-100-

PART IV	-100-
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	-100-
SIGNATURES	-110-

-i-

FORWARD-LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION,” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES, NEW PRODUCTS AND INITIATIVES, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO OUR BUSINESS, SEE “ITEM 1A – RISK FACTORS” BEGINNING ON PAGE 23.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars. Nu Skin, Pharmanex and Big Planet are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.	BUSINESS

Overview

        Nu Skin Enterprises is a global direct selling company with operations in over 45 markets throughout Asia, the Americas and Europe. We market premium quality personal care products under the Nu Skin brand, science-based nutritional supplements under the Pharmanex brand and technology products and services under the Big Planet brand. We conduct business using a direct selling model in all of our markets with the exception of Mainland China (hereinafter “China”). In China, because of regulatory restrictions, we implemented a retail business model with employed sales representatives. However, we are currently integrating direct selling into our business model in this market pursuant to recently enacted direct selling regulations.

        In 2007, we posted revenue of $1.16 billion. As of December 31, 2007, we had a global network of approximately 755,000 active independent distributors, sales representatives, and preferred customers, approximately 30,000 of whom were executive level distributors (including sales representatives in China). Our executive level distributors play an important leadership role in our distribution network and are critical to the growth and profitability of our business.

        Approximately 86% of our 2007 revenue came from markets outside the United States. Japan accounted for approximately 38% of our 2007 total revenue and is our largest revenue market. Due to the size of our foreign operations, our results are often impacted positively or negatively by foreign currency fluctuations, particularly fluctuations in the Japanese yen. In addition, our results are impacted by global economic, political and general business conditions.

        We develop and market branded consumer products that we believe are well suited for direct selling. Our distributors sell our products by educating consumers about the benefits and distinguishing characteristics of our products and by offering personalized customer service. Leveraging our research and development efforts, we continually develop and introduce new products that enhance our product portfolio. We attempt to attract and motivate high-caliber, independent distributors because of our focus on product innovation, our generous global compensation plan and our distributor support programs.

        Our business is subject to various laws and regulations globally, in particular with respect to network marketing activities, cosmetics, and nutritional supplements. This creates certain risks for our business, including improper activities by our distributors or our inability to obtain or maintain necessary product registrations.

Strategies

        As we work to grow our business, we are focused on the following three key strategies:

•	introducing unique tools;

•	developing compelling and innovative products under three distinct brands; and

•	offering motivating and rewarding distributor incentives.

        Unique Tools. We remain committed to providing unique tools and initiatives that help demonstrate our difference, motivate distributors, and aid in recruiting and product sales. Providing evidence that our products are efficacious using state-of-the-art tools is a distinct business advantage. During 2007, we introduced a new branding strategy supporting this concept titled “the difference. demonstrated.” Throughout the year, we benefited from three distributor tools that help demonstrate our difference: the Galvanic Spa System II, a handheld unit that uses galvanic current to effectively pull impurities from the skin while driving beneficial ingredients into the skin helping to treat the visible signs of aging; the Pharmanex BioPhotonic Scanner (the “Scanner”), a portable unit based on patented technologies that allows distributors to non-invasively measure the impact of our nutritional products, particularly our LifePak line of products; and the Nu Skin ProDerm Skin Analyzer (the “ProDerm Skin Analyzer”), a handheld skin imaging and analysis tool that enables distributors to demonstrate the effectiveness of our skin care products by providing a visual assessment of various skin attributes together with a recommended regimen of Nu Skin products.

        Innovative Products. Compelling and innovative products are vital to our success as they help attract distributors and customers. Our distributors use the innovative features of our products to build successful sales organizations and attract new customers. Our product philosophy is largely based on anti-aging and we believe we have a competitive advantage in this area through our product offerings. We believe we are one of only a few direct selling companies that has successfully built product equity in both skin care and nutrition, both key anti-aging categories. Key anti-aging products include:

•	LifePak, a family of anti-aging nutritional supplement products aimed at providing optimal levels of antioxidants, phytonutrients, vitamins, minerals and other vital ingredients that help promote general wellness;

•	g3, a nutrient-rich juice blend containing a highly concentrated mix of carotenoid antioxidants and micronutrients with a natural delivery system called lipocarotenes;

•	Nu Skin 180° Anti-aging Skin Therapy System, designed to combat the visible signs of aging, specifically targeting improving the appearance of facial lines and wrinkles;

•	Tru Face Essence and Tru Face Essence Ultra, anti-aging products featuring the ingredient Ethocyn which helps to minimize the natural loss of skin elastin and improve skin tone;

•	MyVictory! and The Right Approach (TRA), weight management systems that were each developed for a different lifestyle and diet and which focus on controlling cravings while boosting metabolism.

        Distributor Incentives. We are committed to providing generous compensation and incentives to our distributors in order to motivate them and reward them for distributing our products. We believe our global sales compensation plan is one of our competitive advantages and we often refine our plan and add enhancements to help our distributors grow their businesses. For example, during the year ended December 31, 2007, we launched a gross retail product (GRP) program targeted at providing additional commissions and early income for new distributors who are interested in building their sales organizations. In addition, we have continued to expand and promote product subscription and loyalty programs in many of our markets that provide incentives for customers who commit to purchase a set amount of products on a recurring basis. We believe that these programs, along with a concerted focus on global compensation plan alignment and an increased level of distributor recognition, goal setting and accountability, will help motivate our distributors to drive revenue growth.

Our Product Categories

        We have three product categories, each operating under its own brand. We market our premium-quality personal care products under the Nu Skin brand, science-based nutritional supplements under the Pharmanex brand, and technology-based products and services under the Big Planet and Photomax brands.

        Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin, Pharmanex, and Big Planet products and services for the years ended December 31, 2005, 2006, and 2007. This table should be read in conjunction with the information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which discusses the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)

	Year Ended December 31,
Product Category	2005		2006		2007

Nu Skin	$ 484.3	41.0%	$ 454.5	40.8%	$ 498.5	43.0%

Pharmanex	667.6	56.5	632.7	56.7	634.2	54.8

Big Planet	29.0	2.5	28.2	2.5	25.0	2.2

	$ 1,180.9	100.0%	$ 1,115.4	100.0%	$ 1,157.7	100.0%

(1)	In 2007, 86% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign currency fluctuations positively impacted reported revenue by approximately 1% in 2007 compared to 2006, and negatively impacted reported revenue by approximately 1% in 2006 compared to 2005.

        Nu Skin. Nu Skin is our original product line and offers premium-quality personal care products in the areas of core systems, targeted treatments, total care, cosmetics and our specialty botanical-based Epoch line. Our strategy is to leverage our network marketing distribution model to establish Nu Skin as an innovative leader in the personal care market. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients.

        In addition to marketing premium-quality personal care products, we are committed to developing tools to help distributors market our products more effectively. Under the Nu Skin brand, we have two unique tools. The first is the Galvanic Spa System II, which was first introduced in 2002, and has experienced strong growth during the last 18 months. The other tool is the second generation of the ProDerm Skin Analyzer, which was introduced in the third quarter of 2007 at the company’s global convention. This portable proprietary skin analysis tool allows users to receive a personalized analysis on four different skin attributes (wrinkles, pore size, skin texture, and discoloration), and enables distributors to demonstrate the effectiveness of our skin care products by providing close up skin images and a recommended regimen of Nu Skin products. This unit is currently available only in the United States and Europe.

        The following table summarizes our Nu Skin product line by category:

Category	Description	Selected Products

Core Daily Systems	Regardless of skin type, our core systems provide a solid foundation for your skin's individual needs. Our systems are developed to target specific skin concerns and are made from ingredients scientifically proven to provide visible results for concerns ranging from aging to acne.	Nu Skin 180° Anti-Aging Skin Therapy System Nu Skin Tri-Phasic White Nutricentials Nu Skin Clear Action Acne Medication System

Targeted Treatments	Our customized skin care line focus allows a customer to tailor product regimens that help deliver younger looking skin at any age. The products are developed using cutting-edge ingredient technologies that target specific skin care needs.	Tru Face Essence Ultra
Tru Face Line Corrector
Tru Face Revealing Gel
Nu Skin Galvanic Spa System II
Enhancer
Celltrex Ultra Recovery Fluid
Celltrex CoQ10 Complete
NAPCA Moisturizer
Polishing Peel Skin Refinisher

Total Care	Our total care line addresses body care. The total care line can be used by families and the products are designed to deliver superior benefits from head to toe for the ultimate sense of total body wellness.	Body Bar Liquid Body Lufra Perennial Intense Body Moisturizer Dividends Men's Line AP-24 Dental Care DailyKind Mild Shampoo and Conditioner

Category	Description	Selected Products

Cosmetic	The Nu Colour cosmetic line marries the latest technology with ingredients that are weightless and pure. The products are targeted to define and highlight your natural beauty.	Tinted Moisturizer SPF 15 Finishing Powder Contouring Lip Gloss Defining Effects Mascara

EPOCH	Our Epoch line is distinguished by utilizing traditional knowledge of indigenous cultures for skin care. Each Epoch product is formulated with botanical ingredients derived from renewable resources found in nature. In addition, we contribute a percentage of our proceeds from Epoch sales to charitable causes.	Baobab Body Butter Sole Solution Foot Treatment Calming Touch Soothing Skin Cream Glacial Marine Mud IceDancer Invigorating Leg Gel Everglide Foaming Shave Gel Ava puhi moni Shampoo Epoch Baby

        Pharmanex. We market a variety of nutritional products comprised of comprehensive micronutrient supplements, targeted nutritional supplements, weight management supplements and certain specialty solution products under the Pharmanex brand. LifePak, our flagship line of micronutrient and phytonutrient supplements, accounted for 22% of our total revenue and 39% of Pharmanex revenue in 2007.

        Direct selling has proven to be an extremely effective method of marketing our high-quality nutritional supplements because our distributors can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings. Our strategy for expanding the nutritional supplement business is to introduce innovative, substantiated products based on extensive research and development and quality manufacturing. Our product development efforts focus in the areas of anti-aging, weight management, and general nutrition.

        We continue to market our the Scanner, a tool developed to measure a persons carotenoid antioxidants using a light source shown into the palm of the hand, to demonstrate our difference. This is used globally in our business, and is a powerful tool utilized by our distributors. Several improvements and enhancements have been made to the unit over the past three years. The latest was introduced at our global distributor convention held in September. In 2006, we acquired the exclusive rights to use the Scanner technology in medical settings, and as a result, we own the rights to use the Scanner within all environments worldwide where allowed by legal and regulatory requirements.

        The following table summarizes our Pharmanex product line by category:

Category	Description	Selected Products

LifePak and g3	Our LifePak family of products along with our g3 superfruit juice drink are the basis for general health and wellness. These products supply a complete balance of nutrients that our bodies need to supplement the dietary demands of everyday living.	LifePak Family of Products g3 juice

Weight Management	Our weight loss products include supplements as well as meal replacement shakes. Our new MyVictory! Program also incorporates an innovative measurement device and web-based program that allows participants to track not only how many calories they are consuming, but also how many they are expending.	MyVictory! weight management program The Right Approach (TRA) weight management system

Solutions	Our self-care dietary supplements contain standardized levels of botanical and other active ingredients that are designed to provide consumers with targeted wellness benefits.	Tegreen 97 ReishiMax GLp Marine Omega Cholestin CordyMax Cs-4 Cortitrol Detox Formula Eye Formula

          Big Planet and Photomax. We offer technology products and services centered around two product categories under the Big Planet and Photomax brands: business tools and digital imaging. Our strategy is to provide simple and innovative technological products.

        In 2005, we introduced a web-based digital photo service called Photomax, available on the web at Photomax.com, which makes it easy for consumers to view, organize and share digital pictures online. Since 2005, we have added additional products and services aimed at the preservation of memories.

        Our Big Planet business tools, products and services are designed to help distributors increase their productivity by leveraging technology in the management of their direct selling activities. By providing an assortment of business tools, distributors can better manage and communicate with their sales force and potential customers.

        The following table summarizes the current Big Planet product line by category:

Category	Description	Selected Products

Digital Imaging	A line of online digital photography and video services designed for non-technical consumers.	Movie Magic DVD Photo Book Photomax Web Site- online photo storage Maxcast

Business Tools	Advanced tools and services that help distributors and consumers establish an online presence and manage their businesses.	Global Web Page BP Toolbar Nu Skin Regimen Optimizer BP Internet Access

        We also market a small line of home care products under the Ecosphere brand, designed to clean and protect the home environment, which include a Water Purifier, Filtering Showerhead and Surface Wipes. These products are found primarily in our Asian markets.

Sourcing and Production

        Nu Skin. In order to maintain high product quality, we acquire our ingredients and contract production of our proprietary products from suppliers and manufacturers that we believe are reliable, reputable and deliver high quality materials and service. We acquire ingredients and products from two primary suppliers that currently each manufacture products that represent approximately 25% of our Nu Skin personal care revenue. We maintain a good relationship with our suppliers and do not anticipate that either party will terminate the relationship in the near term. We also have ongoing relationships with secondary and tertiary suppliers. In the event we become unable to source any products or ingredients from our major suppliers, we believe that we would be able to produce or replace those products or substitute ingredients from our secondary and tertiary suppliers without great difficulty or significant increases to our cost of goods sold. Please refer to “Item 1A. — Risk Factors” for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

        We also established a production facility in Shanghai, where we currently manufacture our personal care products sold through our retail stores in China, as well as a small portion of product exported to select other markets. We believe that if the need arose, this plant could be expanded—or other facilities could be built in China—to produce larger amounts of inventory for export or as a back up to our existing supply chain.

        Pharmanex. Substantially all of our Pharmanex nutritional supplements and ingredients, including LifePak, are produced or provided by third-party suppliers and manufacturers. We rely on two partners for the majority of our Pharmanex products, one of which supplies products that represent approximately 35% of our nutritional supplement revenue while the other supplier manufactures products that represent approximately 18% of our nutritional supplement revenue. In the event we become unable to source any products or ingredients from these suppliers or from other current vendors, we believe that we would be able to produce or replace those products or substitute ingredients without great difficulty or significant increases to our cost of goods sold. Please refer to Item 1A. – “Risk Factors” for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.

        We also maintain a facility located in Zhejiang Province, China, where we produce herbal extracts for Tegreen 97, ReishiMax GLp and other products sold globally. In 2005, we completed the build-out of a new manufacturing facility in Zhejiang Province where we produce some of our Pharmanex nutritional supplements for sale through our retail stores in China as well as a small portion of product exported to other markets. In addition, we operate a plant in Shanghai where we manufacture and repair our Scanners.

        Big Planet. Third parties, pursuant to contractual arrangements, provide the majority of our Big Planet and Photomax products and services. By acting as a private-labeled agent for other vendors, we are able to avoid the large capital investment that would be required to build the infrastructure necessary to fulfill Big Planet’s product offerings. However, our profit margins and our ability to deliver quality services at competitive prices depend upon our ability to negotiate and maintain favorable terms with third-party providers.

Research and Development

        We continually invest in our research and development capabilities. Our research and development expenditures were approximately $8 million in 2005, $9 million in 2006 and $10 million in 2007. Because of our commitment to product innovation, we will continue to commit resources to research and development in the future.

        Our primary research and testing laboratory, adjacent to our office complex in Provo, Utah, houses both Pharmanex and Nu Skin research facilities and professional and technical personnel. We also maintain research facilities in China. Much of our Pharmanex research to date is conducted in China, where we benefit from a well-educated, low-cost, scientific labor pool that enables us to conduct research and clinical trials at a much lower cost than would be possible in the United States.

        We also have collaborative relationships with numerous independent scientists, including scientific advisory boards comprised of recognized authorities in related disciplines for each of our nutritional and personal care product categories. We also enter into collaborative arrangements with prominent universities and research institutions in the United States, Europe and Asia, whose staffs include scientists with expertise in natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies. Some of the university research centers with which we have collaborated include Purdue University, Stanford University, Vanderbilt University, and Tufts University.

        In addition, we evaluate a significant number of product ideas for our Nu Skin and Pharmanex categories presented by outside sources. We utilize strategic licensing and other relationships with vendors for access to directed research and development work for innovative and proprietary offerings.

Geographic Sales Regions

        We currently sell and distribute our products in over 45 markets, employing a direct selling model in each of our markets except China. We have segregated our markets into five geographic regions: North Asia, Greater China, Americas, South Asia/Pacific and Europe. The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2005, 2006 and 2007:

Revenue by Region

	Year Ended December 31,
(U.S. dollars in millions)	2005		2006		2007
North Asia	$ 649.4	55%	$ 593.8	53%	$ 585.8	50%
Greater China	236.7	20	208.2	19	205.0	18
Americas	162.1	14	165.9	15	188.3	16
South Asia/Pacific	86.7	7	88.0	8	101.4	9
Europe	46.0	4	59.5	5	77.2	7
	$ 1,180.9	100%	$ 1,115.4	100%	$ 1,157.7	100%

        Additional comparative revenue and related financial information is presented in the tables captioned “Segment Information” in Note 17 to our Consolidated Financial Statements. The information from these tables is incorporated by reference in this Report.

        North Asia. The following table provides information on each of the markets in the North Asia region, including the year it opened, 2007 revenue, and the percentage of our total 2007 revenue for each market:

(U.S. dollars in millions)	Year Opened	2007 Revenue	Percentage of 2007 Revenue

Japan	1993	$ 443.7	38%
South Korea	1996	$ 142.1	12%

        Japan is our largest market and accounted for approximately 38% of total revenue in 2007. We market most of our Nu Skin and Pharmanex products in Japan, along with a limited number of Big Planet offerings. In addition, all three product categories offer a limited number of locally developed products sold exclusively in our Japanese market. In 2007, we introduced a skin care product specifically for Japan called Duo as well as restaged the Galvanic Spa System II in the fourth quarter. In 2008, we have plans to launch LifePak Nano, Tru Face Essence Ultra and incorporate innovative anti-aging technologies into existing products.

        In South Korea, we offer most of our Nu Skin and Pharmanex products, along with a limited number of Big Planet services. Product introductions for 2007 included the launch of Tri-Phasic White, a skin whitening system, as well as a focus on child-specific nutritional products. During the year, we also moved operations to a new, state-of-the-art facility in Seoul. In 2008, we plan to introduce Estra, Tru Face Essence Ultra, and CordyMax.

        Greater China. The following table provides information on each of the markets in the Greater China region, including the year opened, 2007 revenue, and the percentage of our total 2007 revenue for each market:

(U.S. dollars in millions)	Year Opened	2007 Revenue	Percentage of 2007 Revenue

Taiwan	1992	$ 93.0	8%
China	2003	$ 66.5	6%
Hong Kong	1991	$ 45.5	4%

        Our Hong Kong and Taiwan markets operate using our global direct selling business model and global compensation plan. We offer a robust product offering of the majority of our Nu Skin and Pharmanex products in Hong Kong and Taiwan, and limited Big Planet products and services. Approximately half of our revenue in these markets comes from orders through our monthly product subscription program, which has led to improved retention of customers and distributors and has helped streamline the ordering process.

        In China, we sell many of our Nu Skin products and a locally produced value line of personal care products under the Scion brand name. We also sell a select number of Pharmanex products, including our number one nutritional product, LifePak.

        We currently are unable to operate under our global direct selling business model in China as a result of regulatory restrictions on direct selling activities in this market. Consequently, we have developed a retail sales model that utilizes an employed sales force to sell products through fixed locations that we are supplementing with a single level direct sales opportunity in those locations where we have obtained a direct sales license. In addition, we have recently begun engaging contracted sales promoters to sell products through our retail stores. We rely on our sales force to market and sell products at the various retail locations supported by only minimal advertising and traditional promotional efforts. Our retail model in China is largely based upon our ability to attract customers to our retail stores through our sales force, to educate them about our products through frequent training meetings, and to obtain repeat purchases. Our retail model only allows for product sales to be transacted within our retail stores. While our distributor leaders from other markets are able to introduce customers and sales people to our stores, their promotional efforts are limited due to the restrictions on direct selling in this market.

          We also continue to implement a direct sales opportunity that allows us to engage independent distributors who can sell products away from our retail stores. We have received licenses and approvals to engage in direct selling activities in the municipalities of Shanghai and Beijing, and we continue to work to obtain the necessary approvals in Guangdong and other locations in China. The direct selling licenses allow us to engage an entry-level, non-employee sales force that can sell products away from fixed retail locations. Since the direct selling regulations prohibit the use of multi-level compensation plans, we compensate these independent distributors based on their personal selling efforts only. Our current direct sales model is structured in a manner that we believe is complementary to our existing retail sales model. Our independent direct sellers, for example, can transition into our retail model and become sales promoters or employees, which can provide them with a more rewarding income opportunity.

         During the fourth quarter of 2007, we made significant changes to our China business and infrastructure as we decided to change our strategy for operating retail stores. We believe we can operate more effectively and efficiently by focusing our business around flagship stores in major cities. As a result, we plan to open five new flagship stores in the cities of Shanghai, Beijing, Guangzhou, Shenzen, and Xian. As part of this strategy, we also closed down approximately 70 retail stores scattered throughout the country and terminated approximately 650 corporate employees. In light of recent developments in employment law, we have modified our business model to engage sales promoters under a service contract as well as offer part-time employment. This will allow us to provide a supplemental income opportunity to individuals who may not be interested in working full-time in this business.

        Americas. The following table provides information on each of the markets in the North America region, including the year opened, 2007 revenue, and the percentage of our total 2007 revenue for each market:

(U.S. dollars in millions)	Year Opened	2007 Revenue	Percentage of 2007 Revenue

United States	1984	$ 167.8	15%
Canada	1990	$ 11.5	1%
Latin America(1)	1994	$ 9.0	1%

(1)	Latin America includes Brazil, Costa Rica, El Salvador, Guatemala, Honduras, Mexico and Venezuela.

        Substantially all of our Nu Skin and Pharmanex products, as well as our Big Planet products and services, are available for sale in the United States. In 2007, we introduced the MyVictory! weight management system, Tru Face Essence Ultra, Baobab Body Butter, a new version of the ProDerm Skin Analyzer, and restaged the Galvanic Spa System II. We also held our biennial global convention in Salt Lake City, Utah during the third quarter of 2007 with approximately 8,500 attendees from around the world. During 2007, we expanded our operations in this region by opening the Venezuela market. During 2008, we plan to introduce several new products in the United States including Fibercleanse and incorporate innovative anti-aging technology into existing or new products. Additionally, we will continue to pursue growth in the United States with recently launched products which include Tru Face Essence Ultra, as well as the restaged Galvanic Spa System II.

        South Asia/Pacific. The following table provides information on each of the markets in the South Asia/Pacific region, including the year opened, 2007 revenue, and the percentage of our total 2007 revenue for each market:

(U.S. dollars in millions)	Year Opened	2007 Revenue	Percentage of 2007 Revenue

Singapore/Malaysia/Brunei	2000/2001/2004	$ 39.3	3%
Thailand	1997	$ 32.3	3%
Australia/New Zealand	1993	$ 15.8	1%
Indonesia	2005	$ 8.8	1%
Philippines	1998	$ 5.2	—*

*	Less than 0.5%

        We offer a majority of our Pharmanex and Nu Skin products in the South Asia/Pacific region. Marketing initiatives in South Asia/Pacific have centered on monthly product subscription orders, the BioPhotonic Scanner, our g3 nutritional drink, Galvanic Spa System II, and our TRA weight management system.

        Europe. The following table provides information on our Europe region, including the year opened, revenue for 2007, and the percentage of our total 2007 revenue for the region.

(U.S. dollars in millions)	Year Opened	2007 Revenue	Percentage of 2007 Revenue

Europe(1)	1995	$ 77.2	7%

(1)	Europe includes Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Ireland, Iceland, Israel, Italy, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Spain, Sweden, Switzerland, and the United Kingdom.

        We currently operate in 21 countries throughout Northern, Eastern, and Central Europe as well as in Israel and offer a full range of Nu Skin, Pharmanex and Big Planet products. Various products and distributor tools have contributed to Europe’s recent success, including the Galvanic Spa System II, the Scanner, and g3. We have been experiencing strong growth in central and eastern European markets. In 2007, we opened operations in Slovakia and Switzerland. We also plan to commence limited operations in South Africa in 2008.

Distribution

           Overview. The foundation of our sales philosophy and distribution system is network marketing. We sell our products through independent distributors who are not employees, except in China where we sell our products through employed retail sales representatives. Our distributors generally purchase products from us for resale to consumers and for personal consumption. We also enjoy a large base of subscription customers who purchase directly from the company and in doing so receive a product discount.

        Network marketing is an effective vehicle to distribute our products because:

•	distributors can educate consumers about our products in person, which we believe is more effective for premium-quality, differentiated products than using traditional advertising;

•	direct sales allow for actual product testing by potential customers;

•	there is greater opportunity for distributor and customer testimonials; and

•	as compared to other distribution methods, our distributors can provide customers higher levels of service and encourage repeat purchases.

        “Active distributors” under our global compensation plan are defined as those distributors who have purchased products for resale or personal consumption during the previous three months. In addition, we have implemented “preferred customer” programs in many of our markets, which allow customers to purchase products—generally on a recurring monthly product subscription basis—directly from us. We include preferred customers who have purchased products during the previous three months in our “active distributor” numbers. While preferred customers are legally very different from distributors, both are considered customers of our products.

        “Executive-level distributors” under our global compensation plan are those distributors who are most seriously pursuing the direct selling opportunity and must achieve and maintain specified personal and group sales volumes each month. Once an individual becomes an executive-level distributor, he or she can begin to take advantage of the benefits of commission payments on personal and group sales volume. As a result of direct selling restrictions in China, we have implemented a modified business model utilizing retail stores and an employed sales force. (See the discussion on China in “Geographic Sales Regions.”) Full-time sales representatives are those sales representatives that have completed a qualification process. Throughout this annual report, we include full-time sales representatives in China in our “executive-level distributor” numbers in order to provide some level of comparison between our China model and our global direct selling model.

        Our revenue is highly dependent upon the number and productivity of our distributors. Growth in sales volume requires an increase in the productivity and/or growth in the total number of distributors. As of December 31, 2007, we had approximately 755,000 active distributors of our products and services. Approximately 30,000 of these distributors were executive-level distributors. As of each of the dates indicated below, we had the following number of executive distributors in the referenced regions:

Total Number of Executive Distributors by Region

Region	2005	2006	2007
North Asia	16,129	15,354	14,845
Greater China	7,134	6,492	6,389
Americas	3,893	4,141	4,588
South Asia/Pacific	2,043	2,169	2,223
Europe	1,272	1,600	1,957
Total	30,471	29,756	30,002

        Sponsoring. We rely on our distributors to recruit and sponsor new distributors of our products. While we provide internet support, product samples, brochures, magazines, and other sales and marketing materials at cost, distributors are primarily responsible for recruiting and educating new distributors with respect to products, our global compensation plan, and how to build a successful distributorship.

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

        Sponsoring activities are not required of distributors and we do not pay any commissions for sponsoring new distributors. However, because of the financial incentives provided to those who succeed in building and mentoring a distributor network that resells and consumes products, many of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. People often become distributors after using our products as regular customers. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users. A potential distributor must enter into a standard distributor agreement, which among other things, obligates the distributor to abide by our policies and procedures.

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

        Commissions on the sale of an individual Nu Skin or Pharmanex product can exceed 50% of the wholesale price. The actual commission payout percentage, however, varies depending on the number of distributors at each payout level within our global compensation plan. On a global basis, the overall payout on these products has typically averaged approximately 41% to 44%. We believe that our commission payout as a percentage of total sales is among the most generous paid by major direct selling companies.

        From time to time, we make modifications and enhancements to our global compensation plan to help motivate distributors. In addition, we evaluate a limited number of distributor requests on a monthly basis for exceptions to the terms and conditions of the global compensation plan, including volume requirements. While our general policy is to discourage exceptions, we believe that the flexibility to grant exceptions is critical in retaining distributor loyalty and dedication and we make exceptions in limited cases as necessary.

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

        Through training meetings, distributor conventions, Web-based messages, distributor focus groups, regular telephone conference calls, and other personal contacts with distributors, we seek to understand and satisfy the needs of our distributors. We provide walk-in, telephonic, and Web-based product fulfillment and tracking services that result in user-friendly, timely product distribution. Several of our walk-in retail centers maintain meeting rooms, which our distributors may utilize for training and sponsoring activities. Because of our efficient distribution system, we believe that most of our distributors do not maintain a significant inventory of our products.

        Rules Affecting Distributors. We monitor regulations and distributor activity in each market to ensure our distributors comply with local laws. Our published distributor policies and procedures establish the rules that distributors must follow in each market. We also monitor distributor activity to maintain a level playing field for our distributors, ensuring that some are not disadvantaged by the activities of others. We require our distributors to present products and business opportunities ethically and professionally. Distributors further agree that their presentations to customers must be consistent with, and limited to, the product claims and representations made in our literature.

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

        Our products may not be sold, and our business opportunities may not be promoted, in traditional, non-Company owned retail environments. We have made an exception to this rule by allowing some of our Pharmanex products to be sold in independently owned pharmacies and drug stores meeting specified requirements. Distributors who own or are employed by a service-related business—such as a doctor’s office, hair salon or health club—may make products available to regular customers as long as products are not displayed visibly to the general public in a manner to attract the general public into the establishment to purchase products.

        In order to qualify for commission bonuses, our distributors generally must satisfy specific requirements including achieving at least 100 points, which is approximately $100 in personal sales volume per month. In addition, individual markets may have requirements specific to that country based on regulatory factors. For example, in the United States, distributors must also:

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

        Product Returns. We believe we are among the most consumer-protective companies in the direct selling industry. While the regulations and our operations vary somewhat from country to country, we generally follow a similar procedure for product returns. For 30 days from the date of purchase, our product return policy generally allows a retail customer to return any Nu Skin or Pharmanex product to us directly or to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the end user’s return privilege is at the discretion of the distributor. Our distributors can generally return unused products directly to us for a 90% refund for one year. Through 2007, our experience with actual product returns averaged less than 5% of annual revenue.

        Payment. Distributors generally pay for products prior to shipment. Accordingly, we carry minimal accounts receivable. Distributors typically pay for products in cash, by wire transfer or by credit card. Order takers in the distribution centers, or retail stores in China receive cash, which represents a significant portion of all payments.

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

        Nu Skin and Pharmanex Products. The markets for our Nu Skin and Pharmanex products are highly competitive. Our competitors include manufacturers and marketers of personal care and nutritional products, pharmaceutical companies and other direct selling organizations, many of which have longer operating histories and greater name recognition and financial resources than we do. We compete in these markets by emphasizing the innovation, value and premium quality of our products and the convenience of our distribution system. We focus on delivering a product whose value can be measured and provide our distributors with powerful tools that allow them to demonstrate this effectiveness.

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

Government Regulation

        Direct Selling Activities. Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high-pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

•	impose cancellation/product return, inventory buy-backs and cooling-off rights for consumers and distributors;

•	require us or our distributors to register with governmental agencies;

•	impose caps on the amount of commission we can pay;

•	impose reporting requirements; and

•	impose upon us requirements, such as requiring distributors to maintain levels of retail sales to qualify to receive commissions, to ensure that distributors are being compensated for sales of products and not for recruiting new distributors.

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

        The Federal Trade Commission (FTC) in the United States proposed new regulations in 2005 which would impose additional written disclosure requirements such as earnings information, names and telephone numbers of recent purchasers, cancellations and refund policies and requests for cancellations or refunds within the prior two years, and information on legal actions against the company and certain affiliates. T.he proposed regulations also would implement a seven-day waiting period before a person could sign up to become a distributor. The direct selling industry association has filed comments objecting to many of the requirements in these proposed regulations and is working to get the FTC to change its proposal.

        As a result of restrictions in China on direct selling activities, we have implemented a retail store model utilizing an employed sales force, and we are currently integrating direct selling in our business model in this market pursuant to recently enacted direct selling regulations. The regulatory environment in China remains complex. China’s direct selling and anti-pyramiding regulations are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent distributors. Our operations in China have attracted significant regulatory and media scrutiny since we expanded our operations there in January 2003. Regulations are subject to discretionary interpretation by municipal and provincial level regulators as well as local customs and practices. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clarity in the rules regarding direct selling activities and differences in customs and practices in each location.

        Because of the Chinese government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies. At times, investigations and related actions by government regulators have impeded our ability to conduct business in certain locations, and have resulted in a few cases in fines being paid by our company. In each of these cases, we have been allowed to recommence operations after the government’s investigation, and no material changes to our business model were required in connection with these fines and impediments. Please refer to Item 1A. “Risk Factors” for more information on the regulatory risks associated with our business in China.

        The regulatory environment with respect to direct selling in China remains fluid and the process for obtaining the necessary governmental approvals to conduct direct selling continues to evolve. The regulations and processes in some circumstances have been interpreted differently by different governmental authorities. In order to expand our direct selling model into additional provinces we currently must obtain a series of approvals from the Departments of Commerce in such provinces, the Shanghai Department of Commerce (Nu Skin China’s supervisory authority), as well as the Departments of Commerce in each city and district in which we plan to operate. We also are required to obtain the approval of the State Ministry of Commerce, which is the national governmental authority overseeing direct selling. In addition, regulators are acting cautiously as they monitor the roll-out of direct selling, which has made the approval process take longer than we anticipated. Please refer to Item 1A. “Risk Factors” for more information on the risks associated with our planned expansion of direct selling in China.

        Regulation of Our Products. Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities, including the FDA, the FTC, the Consumer Product Safety Commission, the Department of Agriculture, State Attorneys General and other state regulatory agencies in the United States, and the Ministry of Health, Labor and Welfare in Japan and similar government agencies in each market in which we operate.

        Our personal care products are subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as a drug. In the United States, regulation of cosmetics are under the jurisdiction of the FDA. The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body .. . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.” Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product. Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. The other markets we operate in have similar regulations. In Japan, the Ministry of Health, Labor and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan. In Taiwan, all “medicated” cosmetic products require registration. In China, personal care products are placed into one of two categories, “general” and “drug.” Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies. The product registration process in China for these products can take from nine to more than 18 months. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. The sale of cosmetic products is regulated in the European Union under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

        Our Pharmanex products are subject to various regulations promulgated by government agencies in the markets in which we operate. In the United States, we generally market our nutritional products as foods or dietary supplements. The FDA has jurisdiction over this regulatory area. Because these products are regulated as “foods” under the Dietary Supplement and Health Education Act, we are generally not required to obtain regulatory approval prior to introducing a product into the United States market. None of this infringes, however, upon the FDA’s power to remove an unsafe substance from the market. In our foreign markets, the products are generally regulated by similar government agencies, such as the Ministry of Health and Welfare in Japan, the KFDA in South Korea, and the Department of Health in Taiwan. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products. China has some of the most restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory analysis by governmental authorities, and the product registration process for these products takes approximately two years. We market both “health foods” and “general foods” in China. Our flagship product, LifePak, is currently marketed as a general food with only one of the three main capsules having received “health food” classification. Currently, “general foods” is not an approved category for direct selling; therefore, we will only market LifePak through our retail stores until final “health food” classification for LifePak is obtained for the other two capsules. Additionally, there is some risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel our categorization of our products is inconsistent with product claims, ingredients or function, this could limit our ability to market such products in China in their current form.

        The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.” Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In Japan, for example, if a specified ingredient is not listed as a “food” by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food. We experience similar issues in our other markets. This is particularly a problem in Europe where the regulations differ from country to country. As a result, we must often modify the ingredients and/or the levels of ingredients in our products for certain markets. In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our uses of certain ingredients altogether. Because of negative publicity associated with some supplements, such as “ephedra” or human growth hormones (HGH) (which we have never marketed) and other potentially harmful ingredients, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.

        In June 2007 the U.S. Food and Drug Administration announced a final rule establishing regulations to require current good manufacturing practices (cGMP) for dietary supplements. The rule ensures that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The final rule includes requirements for establishing quality control procedures, designing and constructing manufacturing plants, and testing ingredients and the finished products. It also includes requirements for record keeping and handling consumer product complaints. If dietary supplements contain contaminants or do not contain the dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded. We are required to comply with the new rule by June 2008. We believe that we have in place all systems and quality control procedures or will have such in place prior to the rule becoming effective as to our manufacturing or those of our vendors. Our business is subject to additional regulations, such as those implementing a new adverse event reporting system (“AER’s”) effective December 2007,which requires us to document and track adverse events and report serious adverse events associated with consumers’ use of our products.

        We are aware that, in some of our international markets, there has been adverse publicity concerning products that contain ingredients that have been genetically modified, (“GM”) or irradiated. In some markets, the possibility of health risks or perceived consumer preference thought to be associated with GM or irradiated ingredients has prompted proposed or actual governmental regulation. We cannot anticipate the extent to which these or other future regulations in our markets will restrict the use of ingredients in our products or the impact of any regulations on our business in those markets. We believe, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on us or our business. Compliance with GM, irradiation regulations or the like could be expected to increase the cost of manufacturing certain of our products.

        Most of our major markets also regulate advertising and product claims regarding the efficacy of products. This is particularly true with respect to our dietary supplements because we typically market them as foods or health foods. Accordingly, these regulations can limit our ability to inform consumers of the full benefits of our products. For example, in the United States, we are unable to claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. In most of our foreign markets, we are not able to make any “medicinal” claims with respect to our Pharmanex products. In the United States, the Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. Most of the other markets in which we operate have not adopted similar legislation and we may be subject to more restrictive limitations on the claims we can make about our products in these markets. For example, in Japan, our nutritional supplements are marketed as food products, which significantly limits our ability to make any claims regarding these products.

        To date, we have not experienced any difficulty maintaining our import licenses. However, due to the varied regulations governing the manufacture and sale of nutritional products in the various markets, we have found it necessary to reformulate many of our products or develop new products in order to comply with such local requirements. In 2007, we have had a couple of products that we were required to remove from one or more markets in Europe because they were determined to be a drug or contain a novel ingredient. In the United States, we are also subject to a consent decree with the FTC and various state regulatory agencies arising out of investigations that occurred in the early 1990s of certain alleged unsubstantiated product and earnings claims made by our distributors. The consent decree requires us to, among other things, supplement our procedures to enforce our policies, not allow our distributors to make earnings representations without making certain average earnings disclosures, and not allow our distributors to make unsubstantiated product claims.

        Regulation of Our Business Tools. One of our strategies is to develop technologically-advanced business tools designed to help our distributors effectively market our Nu Skin and Pharmanex products. For example, during the last several years we have introduced the Scanner in many of our markets around the world as well as the Galvanic Spa System II and the ProDerm Skin Analyzer. These tools are subject to the regulations of various health, consumer protection and other governmental authorities around the world. These regulations vary from market to market and affect whether our business tools are required to be registered as medical devices, the claims that can be made with respect to these tools, who can use them, and where they can be used. We have been subject to regulatory inquiries in the United States, Japan, and other countries with respect to the status of the Scanner as a non-medical device. Any determination that medical device clearance is required could require us to expend significant time and resources in order to meet the stringent standards imposed on medical device companies or prevent us from marketing the product. For example, we are not able to market the Galavanic Spa System II in Taiwan as a result of the regulatory restrictions in this market. We are also subject to regulatory constraints on the claims that can be made with respect to the use of our business tools. In Japan, for example, we are limited in our ability to tie the Scanner measurement directly to the consumption of our nutrition products.

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

Employees

        As of December 31, 2007, we had approximately 8,700 full- and part-time employees worldwide, approximately 2,750 of whom are employed as sales representatives in our China operations. We also had labor contracts with approximately 2,330 potential new sales representatives in China. None of our employees are represented by a union or other collective bargaining group, except in China. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

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

Executive Officers

        Our executive officers as of February 29, 2008, are as follows:

Name	Age	Position
Blake Roney	49	Executive Chairman of the Board
Truman Hunt	48	President and Chief Executive Officer
Ritch Wood	42	Chief Financial Officer
Joe Chang	55	Chief Scientific Officer and Executive Vice President, Product Development
Dan Chard	43	Executive Vice President, Distributor Success
Scott Schwerdt	50	President, Americas and Europe
Matthew Dorny	44	General Counsel and Secretary

        Set forth below is the business background of each of our executive officers.

        Blake Roney has served as the executive Chairman of the Board of our public company since we went public in 1996. Mr. Roney was a founder of Nu Skin International (“NSI”) in 1984 and served as its Chief Executive Officer and President until our acquisition of NSI in March 1998. Since our acquisition of NSI, Mr. Roney has retained his position as the executive Chairman of the Board of our company. He received a B.S. degree from Brigham Young University.

        Truman Hunt has served as our President since January 2003 and our Chief Executive Officer since May 2003. He has also served as a director of our company since May 2003. Mr. Hunt joined NSI (which we acquired in 1998) in 1994 and has served in various positions with NSI and our company, including Vice President and General Counsel from 1996 to January 2003 and Executive Vice President from January 2001 until January 2003. Prior to 1994, Mr. Hunt served as President and Chief Executive Officer of Better Living Products, Inc., an NSI affiliate involved in the manufacture and distribution of houseware products sold through traditional retail channels, and he was a securities and business attorney in private practice. He received a B.S. degree from Brigham Young University and a J.D. degree from the University of Utah.

        Ritch Wood has served as our Chief Financial Officer since November 2002. Prior to this appointment, Mr. Wood served as Vice President, Finance from July 2002 to November 2002 and Vice President, New Market Development from June 2001 to July 2002. Mr. Wood joined NSI in 1993 and has served NSI and our company in various capacities, including Controller, Pharmanex Division, Director of Finance, New Market Development, and Assistant Director of Tax. Prior to joining us, he worked for the accounting firm of Grant Thornton LLP. Mr. Wood earned a B.S. and a Master of Accountancy degree from Brigham Young University.

        Joe Chang has served as Chief Scientific Officer and Executive Vice President of Product Development since February 2006. Dr. Chang served as the President of Pharmanex, our nutritional supplement division, from April 2000 to February 2006. Dr. Chang served as Vice President of Clinical Studies and Pharmacology of Pharmanex from 1997 until April 2000. He was the President and Chief Scientific Officer of Binary Therapeutics, Inc., a development stage company in the biotechnology industry, from 1994 until 1997. Dr. Chang has nearly 20 years of pharmaceutical experience. He received a B.S. degree from Portsmouth University and a Ph.D. degree from the University of London.

        Dan Chard has served as Executive Vice President of Distributor Success since February 2006. Prior to serving in this position, Mr. Chard served as President of Nu Skin Europe from April 2004 to February 2006. Mr. Chard was Vice President of Marketing and Product Management for the Big Planet Division from September 2002 to March 2004 and Senior Director of Marketing and Product Development for Pharmanex from September 1998 to June 2000. Mr. Chard worked in a variety of strategic management positions including Senior Vice President of Marketing and Product Management at Broadlane and Promedix, leaders in the health care supply chain management industry from July 2000 to August 2002. Mr. Chard worked for PUR Recovery Engineering, a consumer products manufacturer, from October 1997 to October 1998 as the Director of Marketing, and also spent six years in marketing management with Pillsbury. Mr. Chard holds a B.A. degree in Economics from Brigham Young University and an M.B.A. from the University of Minnesota.

        Scott Schwerdt has served as President, Americas and Europe since February 2006. Mr. Schwerdt served as Regional Vice President of North America and President of Nu Skin Enterprises United States, Inc. from May 2004 to February 2006. Mr. Schwerdt previously served as the General Manager of our U.S. operations from May 2001 to May 2004 and as Chief Operating Officer of our Big Planet division from December 1998 to May 2001. Mr. Schwerdt joined NSI in 1988 and has held various positions with NSI and with our company, including Vice President of North America/South Pacific Operations and Vice President of Europe. Prior to joining us, Mr. Schwerdt was a Senior Resource Manager at the Department of Defense in Washington, D.C. Mr. Schwerdt received a B.A. degree in International Relations from Brigham Young University.

        Matthew Dorny has served as our General Counsel and Secretary since January 2003. Mr. Dorny previously served as Assistant General Counsel from May 1998 to January 2003. Prior to joining us, Mr. Dorny was a shareholder in the law firm of Parr, Waddoups, Brown, Gee & Loveless in Salt Lake City, Utah. Mr. Dorny received B.A., M.B.A. and J.D. degrees from the University of Utah.

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

        Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance in countries where we operate. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. We assume no responsibility or obligation to update these statements to reflect any changes. The forward-looking statements and associated risks set forth herein relate to, among other things:

•	our plans to launch or continue to roll-out or promote various products, tools, and initiatives;

•	the expectation that our relationship with our current primary suppliers will not end in the near term, and the belief that we could produce or source our personal care products from other suppliers and expand manufacturing capabilities in China, and replace our primary suppliers of Pharmanex products without great difficulty or increased cost;

•	our plans to continue to develop and introduce new, innovative products and to improve and evolve our existing product formulations;

•	our belief that we will have in place all necessary systems and quality control procedures to comply with cGMP for dietary supplements;

•	our plans to open additional stores in China, and our plans to commence operations in South Africa;

•	our belief that compliance with certain regulatory requirements will not have a material adverse effect on our business;

•	our plans to commit resources to research and development in the future;

•	our belief that providing effective distributor support will be important to our success;

•	our belief that we do not currently foresee a shortage in qualified personnel necessary to operate our business.

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

        In 2007, we recognized approximately 86% of our revenue in markets outside of the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, particularly the Japanese yen inasmuch as we generated approximately 38% of our 2007 revenue in Japan, our reported revenue, gross profit and net income will likely be reduced. During the last couple of years, we experienced an overall weakening of the Japanese yen, which has harmed our results. Although the yen has subsequently strengthened considerably over the last few months, given the global, complex political and economic dynamics that affect exchange rate fluctuations, we cannot estimate future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition. In the event the Japanese yen or other foreign currencies weaken, our results in 2008 would be negatively impacted. Although we attempt to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange rate contracts for the Japanese yen and the use of yen denominated debt, we cannot be certain these contracts or any other hedging activity will effectively reduce exchange rate exposure.

Because our Japanese operations account for a significant part of our business, continued weakness in our business operations in Japan would harm our business.

        Approximately 38% of our 2007 revenue was generated in Japan. We have experienced declines in our business in this market during the past few years, and it appears many of our direct selling competitors have seen their businesses in this market contract over the last few years. We believe our operating results have been negatively impacted by a variety of factors, including, lack of distributor activity, the unanticipated impact of compensation plan changes, regulatory issues, and production difficulties. Our financial results would be harmed and our business could continue to decline if our products, business opportunity, or planned growth initiatives do not retain and generate continued interest and enthusiasm among our distributors and consumers in this market. In addition, there appears to be increased governmental scrutiny of our industry including a recent regulatory action against a prominent company that has received considerable publicity. As a result of these factors, this market continues to be a challenging market. We have implemented several initiatives, including the launch of new products and changes to our compensation plan, and have other initiatives planned to help renew growth in this market. If these and other planned initiatives are delayed, or do not generate distributor excitement or attract new distributors or customers in Japan, or if industry conditions do not improve, or we experience adverse publicity as a result of the actions of our distributors, it may limit our prospects for renewed growth in this market and harm our financial results.

If we are unable to retain our existing independent distributors and recruit additional distributors, our revenue will not increase and may even decline.

        We distribute almost all of our products through our independent distributors (and China sales representatives) and we depend on them to generate virtually all of our revenue. Our distributors may terminate their services at any time, and, like most direct selling companies, we experience high turnover among distributors from year to year. Distributors who join to purchase our products for personal consumption or for short-term income goals frequently only stay with us for a short time. Executive distributors who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. As a result, in order to maintain sales and increase sales in the future, we need to continue to retain existing distributors and recruit additional distributors. To increase our revenue, we must increase the number of and/or the productivity of our distributors.

        We have experienced periodic declines in both active distributors and executive distributors in the past. The number of our active and executive distributors may not increase and could decline again in the future. While we take many steps to help train, motivate, and retain distributors, we cannot accurately predict how the number and productivity of distributors may fluctuate because we rely primarily upon our distributor leaders to recruit, train, and motivate new distributors. Our operating results could be harmed if we and our distributor leaders do not generate sufficient interest in our business to retain existing distributors and attract new distributors.

The number and productivity of our distributors also depends on several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	a lack of interest in, or the technical failure of, existing or new products;

•	lack of a sponsoring story that generates interest for potential new distributors and effectively draws them into the business;

•	the public's perception of our products and their ingredients;

•	the public's perception of our distributors and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any regulatory actions or charges against us or others in our industry;

•	general economic and business conditions; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain distributors in such market.

        Our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and developing new distributor leaders. There can be no assurance that our initiatives such as the Scanner and Galvanic Spa System II will generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our markets, particularly changes to our compensation plan. The introduction of a new product or key initiative such as the Scanner and g3 can also negatively impact other product lines to the extent our distributor leaders focus their efforts on the new product or initiative.

Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business.

        Distributor activities in our existing markets that violate governmental laws or regulations could result in governmental actions against us in markets where we operate, which would harm our business. Except in China, our distributors are not employees and act independently of us. We implement strict policies and procedures to ensure our distributors will comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. For example, product claims made by some of our distributors in 1990 and 1991 led to an investigation by the FTC in the United States, which resulted in our entering into a consent decree with the FTC. In addition, recent rulings by the Korean FTC and by judicial authorities against us and other companies in Korea indicate that vicarious liability may be imposed on us for the criminal activity of our independent distributors. During the past year we have experienced an increase in complaints to consumer protection agencies in Japan related to distributor activities. As a result, we have performed additional training for distributors in this market to try to resolve these issues and restructured our compliance operations to provide enhanced education and training as well as rules compliance. We have also been in contact with several consumer centers about resolving some distributor inappropriate behavior issues. If consumer complaints escalate to a government review or if the level of complaints further increases or does not improve, regulators in Japan could take action against us or negative media could occur, either of which could harm our business.

Government inquiries, investigations, and actions could harm our business.

        There has been an increase in governmental scrutiny of our industry in various markets, including Japan, China, Europe, and the United Kingdom. In the United Kingdom, an action has been brought against an industry leader by regulators alleging that the company and its distributor were engaged in activities that violated the anti-pyramid laws. In Japan, one of the larger direct selling companies in that market was recently required to suspend sponsoring activities for three months. We understand that regulators in Japan are increasingly focusing on companies in our industry. Any adverse results in these cases could spur further reviews and actions with respect to others in the industry. From time to time, we receive formal and informal inquiries from various government regulatory authorities about our business and our compliance with local laws and regulations. Any determination that we or our distributors are not in compliance with existing laws or regulations could potentially harm our business. Even if governmental actions do not result in rulings or orders, they potentially could create negative publicity which could detrimentally affect our efforts to recruit or motivate distributors and attract customers and, consequently, reduce revenue and net income.

        In the early 1990s, we entered into voluntary consent agreements with the FTC and a few state regulatory agencies relating to investigations of our distributors’ product claims and practices. These investigations centered on alleged unsubstantiated product and earnings claims made by some of our distributors. We believe that the negative publicity generated by this FTC action, as well as a subsequent action in the mid-1990s related to unsubstantiated product claims, harmed our business and results of operation in the United States. Pursuant to the consent decrees, we agreed, among other things, to supplement our procedures to enforce our policies, to not allow distributors to make earnings representations without making additional disclosures relating to average earnings and to not make, or allow our distributors to make, product claims that were not substantiated. We have taken various actions, including implementing a more generous inventory buy-back policy, publishing average distributor earnings information, supplementing our procedures for enforcing our policies, and reviewing distributor product sales aids, to address the issues raised by the FTC and state agencies in these investigations. As a result of the previous investigations, the FTC makes inquiries from time to time regarding our compliance with applicable laws and regulations and our consent decree. Any further actions by the FTC or other comparable state or federal regulatory agencies, in the United States or abroad, could have a further negative impact on us in the future.

Challenges by private parties to the form of our network marketing system could harm our business.

        We may be subject to challenges by private parties, including our distributors, to the form of our network marketing system or elements of our business. For example, class action lawsuits have recently been brought against some of our competitors that include allegations that the businesses involve unlawful pyramid schemes. In addition, there have been allegations made by a consumer protection activist regarding the business models of a couple of our competitors in the network marketing industry. There can be no assurance that similar actions or allegations will not be brought against us, which could harm our business. In addition, adverse rulings in one of these cases could negatively impact our business if it creates adverse publicity or interprets current regulatory requirements in a manner that is inconsistent with our current business practices. In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers and to prevent inappropriate activities and to distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states and domestic and global industry standards. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact-based and are subject to judicial interpretation. Because of the foregoing, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former distributor.

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

Increased regulatory scrutiny of nutritional supplements as well as new regulations that are being adopted in some of our markets with respect to nutritional supplements could result in more restrictive and burdensome regulations and harm our results.

        There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In several of our markets, including Europe, South Korea and Hong Kong, new regulations have been adopted or are likely to be adopted in the near-term that could impose new requirements, make changes in some classifications of supplements under the regulations, or limit the levels of ingredients we can include and claims we can make. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. In Europe for example, we are unable to market supplements that contain ingredients that have not been previously marketed in Europe (“novel foods”) without going through an extensive registration and approval process. We recently had our g3 product taken off the market in Denmark because the authorities in Denmark disagreed with our position that the product was not a “novel food.” We also recently had to stop selling Cholestin in the Netherlands and IGG Boost in Denmark based on adverse determinations by regulators in these markets. Europe is also expected to adopt additional regulations this fall setting new limits on acceptable maximum levels of vitamins and minerals. In addition, the FDA recently finalized new GMPs and AERs for the nutritional supplement industry requiring good manufacturing processes for us and our vendors and reporting of serious adverse events associated with use of our products. Our operations could be harmed if new regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable manufacturing and regulatory requirements, or if we are not able to effect necessary changes to our products in a timely and efficient manner in order to respond or comply to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

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

        Our business in China has been subject to significant governmental scrutiny, and reviews and investigations by government regulators have at times impeded our ability to conduct business and have resulted in several cases in fines being paid by us, which in the aggregate have been less than 1% of our revenue in China. We continue to be subject to current governmental reviews and investigations, and we may incur similar or more severe sanctions in the future. Occasionally, we have also been asked to cease sales activity in some stores while the regulators review our operations. While, in each of these cases, we have been allowed to recommence operations after the government’s review without material changes to our operations, there is no assurance that this will always be the case. Even though we have now obtained approval to conduct direct selling in Shanghai and Beijing, government regulators continue to scrutinize our activities and the activities of our distributors and sales employees to monitor our compliance with the new regulations and other applicable regulations as we implement direct selling into our business model. At times, complaints made by our sales representatives to the government have resulted in increased scrutiny by the government. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors, are not in compliance with applicable regulations could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling approvals, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, or other actions, all of which would harm our business.

If recently adopted direct selling regulations in China are interpreted or enforced by governmental authorities in a manner that negatively impacts our retail business model or our dual business model there, our business in China could be harmed.

        Chinese regulators have adopted anti-pyramiding and new direct selling regulations that contain significant restrictions and limitations, including a restriction on multi-level compensation for independent distributors selling away from a fixed location. The regulations also impose various requirements on individuals before they can become direct sellers, including the passage of an examination, which are more burdensome than in our other markets and which could negatively impact the willingness of some people to sign up to become direct sellers. These new regulations are not yet well understood, and there continues to be some confusion and uncertainty as to the meaning of the new regulations and their scope, and the specific types of restrictions and requirements imposed under them. It is difficult to predict how regulators will interpret and enforce these new regulations and the impact of these new regulations on pending regulatory reviews and investigations. Our business and our growth prospects would be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations as applying to our retail store/employed sales representative business model, or if regulations are interpreted in such a manner that our current method of conducting business through the use of employed sales representatives or our implementation of direct selling that is currently underway is found to violate applicable regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation in the new regulations. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our direct selling business.

Although we have obtained approval to conduct direct selling in China, our current governmental approval only allows us to do so in Shanghai and Beijing. If we are unable to obtain additional necessary national and local governmental approvals as quickly as we would like, our ability to expand our direct selling business and grow our business there could be negatively impacted.

        We have completed the required national and local licensing process and commenced direct selling activities in Beijing and Shanghai. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national governmental agencies with respect to each province in which we wish to expand. The approval process includes a requirement that we establish “service centers” that serve primarily as product return locations. If regulators fail to permit us to build service centers at a rate that meets our growth demands, this could limit our ability to obtain direct selling approvals in accordance with anticipated timelines. Because direct selling was only recently authorized in China, the process for obtaining the necessary governmental approvals to conduct direct selling continues to evolve. As we are being required to work with such a large number of provincial, city, district and national governmental authorities, we have found that it is taking more time than anticipated to work through the approval process with these authorities. These authorities have broad discretion in interpreting the regulations and granting necessary approvals. Different governmental authorities have interpreted the regulations and processes in some circumstances differently. A delay in obtaining approvals at one level can delay our ability to obtain approvals at the next level. In addition, we have received some indications from the national government authorities that they intend to review and monitor the operations of an approved direct selling company during an evaluation period before granting approvals to such company to expand into additional provinces as regulators continue to closely monitor the development of direct selling in China. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in China makes it difficult to predict the timeline for obtaining these approvals. If the results of the government’s evaluation of our direct selling activities in Shanghai results in further delays in obtaining licenses elsewhere, or if the current processes for obtaining approvals are delayed further for any reason or are changed or are interpreted differently than currently understood, our ability to expand direct selling in China and our growth prospects in this market could be negatively impacted.

Implementing a compensation plan and business model for our independent distributors in China that is different from other markets could harm our ability to grow our business in China.

        The direct selling regulations in China impose various limitations and requirements, including a prohibition on multi-level compensation and a requirement that all distributors pass a required examination before becoming a distributor. The regulations also impose other restrictions on direct selling activities that differ from the regulations in our other markets. As a result, we are implementing a direct selling compensation plan and business model for the direct sales component of our business that differs from the model we use in other markets. There can be no assurance that these restrictions will not negatively impact our ability to provide an attractive business opportunity to distributors in this market and limit our ability to grow our business in this market. In addition, the regulations do not allow the sale of general foods through a direct selling business model. Because some of our supplements, including LifePak, are being marketed as general foods until we obtain health food status for these products, we will only be able to sell these products at our stores and not away from the stores until they receive health food status, which could have a negative impact on our direct selling business.

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

If one of our tools is determined to be a medical device in a particular geographic market or if our distributors use it for medical purposes, our ability to continue to market and distribute such tool could be harmed.

        One of our strategies is to market unique tools that allow our distributors to distinguish our products, including the Scanner, the Galavanic Spa System II, and the ProDerm Skin Analyzer. We do not believe the products are medical devices and do not market them as medical devices. In March 2003, the FDA questioned the status of the Scanner as a non-medical device. We subsequently filed an application with the FDA to have it classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether a product is a medical device including the claims that we or our distributors make about it. We have faced similar uncertainties and regulatory issues in other markets with respect to the status of one or more of our tools as a non-medical device and the claims that can be made in using it. For example, during the past couple of years we have faced regulatory inquiries in Japan, Korea, Singapore and Thailand regarding distributor claims with respect to the Scanner. We are not able to market the Galvanic Spa System II in Taiwan due to regulatory restrictions. There have also been recent legislative proposals in Singapore and Malaysia relating to the regulation of medical devices which could have an impact on our tools. A determination in any of these markets that any of our tools are medical devices or that distributors are using it to make medical claims or perform medical diagnoses or other activities limited to licensed professionals could negatively impact our ability to use these tools in a market. Regulatory scrutiny of a tool could also dampen distributor enthusiasm and hinder the ability of distributors to effectively utilize such tool. In the event medical device clearance is required in any market, obtaining clearance could require us to provide documentation concerning its clinical utility and to make some modifications to its design, specifications and manufacturing process in order to meet stringent standards imposed on medical device companies. There can be no assurance we would be able to provide such documentation and make such changes promptly or in a manner that is satisfactory to regulatory authorities.

Changes to our compensation arrangements with our distributors could be viewed negatively by some distributors and could harm our operating results if such changes impact distributor productivity.

        We have implemented a global compensation plan that has some components that differ from market to market. We modify components of our compensation plan from time to time in an attempt to keep our compensation plan competitive and attractive to existing and potential distributors, to address changing market dynamics, to provide incentives to distributors that we believe will help grow our business, and to address other business needs. Because of the size of our distributor force and the complexity of our compensation plans, it is difficult to predict whether such changes will achieve their desired results. For example, in 2005, we made changes to our compensation plan in Japan that had been successful in other markets, but did not have the impact in Japan that we anticipated and negatively impacted our business. China and certain markets in Southeast Asia similarly were negatively impacted by compensation plan changes in 2005. We are currently planning on implementing various changes to our compensation plan throughout many of our markets in 2008. In addition, because of the size and complexity of our sales force and compensation plan, growth in certain markets and changes to our plans have caused compensation rates in these markets to rise higher than historical levels, which could reduce our operating income. Although management’s objective is to maximize the benefit of compensation plan expenses, compensation plan changes may be made in the future in these markets with higher compensation rates in order to maintain overall payout as close to historical levels as possible. In addition, we will need to make changes to our compensation plan in South Korea as our average pay-out is beginning to rise above the maximum level allowed by law. We cannot be certain that the modifications we are making in South Korea or any other modifications we make to our compensation plans in our other markets will be well received or achieve their desired results. If our distributors fail to adapt to these changes or find them unattractive, our business could be harmed.

If we are unable to successfully expand and grow operations within our recently opened and developing markets, we may have difficulty achieving our long-term objectives.

        A significant percentage of our revenue growth over the past decade has been attributable to our expansion into new markets. Our growth over the next several years depends in part on our ability to successfully introduce products and tools, and to successfully implement initiatives in our new and developing markets, including China, Russia, Latin America and Eastern Europe that will help generate growth. In addition to the regulatory difficulties we may face in introducing our products, tools, and initiatives in these markets, we could face difficulties in achieving acceptance of our premium-priced products in developing markets. In the past, we have struggled to operate successfully in developing markets, such as Latin America. This may also be the case in Eastern Europe and the other new markets into which we have recently expanded. If we are unable to successfully expand our operations within these new markets, our opportunities to grow our business may be limited, and, as a result, we may not be able to achieve our long-term objectives.

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

        A critical component of our business is our ability to develop new products that create enthusiasm among our distributor force. If we are unable to introduce new products our distributor productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and the difficulties in anticipating changes in consumer tastes and buying preferences.

The loss of key high-level distributors could negatively impact our distributor growth and our revenue.

        As of December 31, 2007, we had approximately 755,000 active independent distributors, sales representatives and preferred customers, including approximately 30,000 executive level distributors or full-time sales representatives. Approximately 480 distributors occupied the highest distributor level under our global compensation plan as of that date. These distributors, together with their extensive networks of downline distributors, account for substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in the distributor’s network of downline distributors, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our distributor growth and our revenue.

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

        Various government agencies throughout the world regulate direct sales practices. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

•	impose order cancellations, product returns, inventory buy-backs and cooling-off rights for consumers and distributors;

•	require us or our distributors to register with governmental agencies;

•	impose caps on the amount of commissions we can pay;

•	impose reporting requirements to regulatory agencies; and/or

•	require us to ensure that distributors are not being compensated based upon the recruitment of new distributors.

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

        In addition, government agencies and courts in the countries where we operate may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harms our business or adopt new laws or regulations that could impose additional restrictions. For example, the FTC in the United States has recently proposed new regulations, which would impose additional restrictive and burdensome disclosure requirements and a seven-day waiting period before a person could sign up to become a distributor. The direct selling industry association has filed comments objecting to many of these requirements and is working to get the FTC to change its proposal for new regulations. If these regulations were adopted in their current form, it could have a negative impact on direct selling businesses in the United States including our business. If any governmental authority were to bring a regulatory enforcement action against us that interrupts our business, revenue and earnings would likely suffer.

Increases in duties on our imported products in our markets outside of the United States or adverse results of tax audits in our various markets could reduce our revenue, negatively impact our operating results and harm our competitive position.

        Historically, we have imported most of our products into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. We are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. Currently, customs audits are underway in a number of our markets. We have been assessed by the Japan customs authorities approximately $25 million for additional duties on products imported into Japan, and we are currently contesting this assessment. Effective July 1, 2005, the Company is operating under a new structure in Japan and we are in the process of negotiating a new advanced pricing agreement with the income tax authorities in Japan related to our transfer pricing for products being imported into Japan. In connection with these negotiations, they have requested that we explain our position in the custom’s appeal and the difference in our treatment of the transaction for customs purposes compared to our income tax treatment under the prior structures. In the event the income tax authorities disagree with our position or explanation, there is a risk that they could attempt to challenge our income tax position, which could negatively impact our ability to successfully prosecute our custom’s appeal or result in additional income tax assessments.

Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

        As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. Regulators in the United States and in foreign markets closely monitor our corporate structure and how we effect intercompany fund transfers. If regulators challenge our corporate structure, transfer pricing mechanisms or intercompany transfers, our operations may be harmed, and our effective tax rate may increase. Tax rates vary from country to country, and, if regulators determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. For example, our corporate income tax rate in the United States is 35%. If our profitability in a higher tax jurisdiction, such as Japan where the corporate tax rate is currently set at 46%, increases disproportionately to the rest of our business, our effective tax rate may increase. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of governmental agencies. Despite our efforts to be aware of and comply with such laws and changes to and interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to such changes, and as a result, our business may suffer.

The loss of suppliers or shortages in ingredients could harm our business.

        We acquire ingredients and products from two suppliers that each currently manufacture a significant portion of our Nu Skin personal care products. In addition, we currently rely on two suppliers for a majority of Pharmanex nutritional supplement products. In the event we were to lose any of these suppliers and experience any difficulties in finding or transitioning to alternative suppliers, this could harm our business. In addition, we obtain some of our products from sole suppliers that own or control the product formulations or ingredients. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers. Some of our nutritional products, including our recently introduced g3 juice, incorporate natural products that are only harvested once a year and may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

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

          We also compete with other network marketing companies for distributors. Some of these competitors have a longer operating history and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global compensation plan for distributors. Consequently, to successfully compete in this market and attract and retain distributors, we must ensure that our business opportunities and compensation plans are financially rewarding. We have over 20 years of experience in this industry and believe we have significant competitive advantages, but we cannot assure you that we will be able to successfully compete in every endeavor in this market.

Product liability claims could harm our business.

        We may be required to pay for losses or injuries purportedly caused by our products. Although we have had a very limited number and relatively low financial exposure from product claims to date, we have experienced difficulty in finding insurers that are willing to provide product liability coverage at reasonable rates due to insurance industry trends and the rising cost of insurance generally. As a result, we have elected to self-insure our product liability risks for our product lines. Until we elect and are able to obtain product liability insurance, if any of our products are found to cause any injury or damage, we will be subject to the full amount of liability associated with any injuries or damages. This liability could be substantial. We cannot predict if and when product liability insurance will be available to us on reasonable terms.

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

There is a risk that a SARS like epidemic could negatively impact our business, particularly in those Asian markets most affected by such epidemics in recent years.

        Our revenue was negatively impacted in 2003 by the SARS epidemic that hit Asia during that year. It is difficult to predict the impact on our business, if any, of a recurrence of SARS, or the emergence of new epidemics. Although such events could generate increased sales of health/immune supplements and certain personal care products, our direct selling and retail activities and results of operations could be harmed if the fear of the Avian Flu, SARS or other communicable diseases that spread rapidly in densely populated areas causes people to avoid public places and interaction with one another.

The market price of our common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

        Our common stock closed at $17.53 per share on March 31, 2006 and closed at $16.31 per share on February 15, 2008. During this two-year period, our common stock traded as low as $13.40 per share and as high as $19.71 per share. Many factors could cause the market price of our common stock to fall. Some of these factors include:

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

As of February 15, 2008, our original stockholders, together with their family members, estate planning entities and affiliates, controlled approximately 33% of the combined stockholder voting power, and their interests may be different from yours.

        The original stockholders of our company, together with their family members and affiliates, have the ability to influence the election and removal of the board of directors and, as a result, future direction and operations of our company. As of February 15, 2008, these stockholders owned approximately 33% of the voting power of the outstanding shares of common stock. Accordingly, they may influence decisions concerning business opportunities, declaring dividends, issuing additional shares of common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets. They may make decisions that are adverse to your interests.

If our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could fall.

        Several of our principal stockholders hold a large number of shares of the outstanding common stock. Any decision by any of our principal stockholders to aggressively sell their shares could depress the market price of our common stock. As of February 15, 2008, we had approximately 63.4 million shares of common stock outstanding. All of these shares are freely tradable, except for approximately 19 million shares held by certain stockholders who participated in our October 2003 recapitalization transaction wherein we repurchased approximately 10.8 million of our shares from our original stockholders and their affiliates and facilitated the resale of approximately 6.2 million additional shares to a group of private equity investors. Under the terms of our repurchase these stockholders agreed that, after the expiration of a two-year lock-up agreement in October 2005, they would be subject to certain volume limitations with respect to open market transactions. In the event these lock-up restrictions were removed, the resulting sales could cause the price of our common stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.	PROPERTIES

        Our principal properties consist of the following:

        Operational Facilities. These facilities include administrative offices, walk-in centers, and warehouse/distribution centers. Our operational facilities measuring 50,000 square feet or more include the following:

•	our worldwide headquarters in Provo, Utah;

•	our worldwide distribution center/warehouse in Provo, Utah; and

•	our distribution center in Tokyo, Japan.

        Manufacturing Facilities. Each of our manufacturing facilities measure 50,000 square feet or more, and include the following:

•	our nutritional supplement manufacturing facility in Zhejiang Province, China;

•	our personal care manufacturing facility in Shanghai, China;

•	our Scanner manufacturing facility in Shanghai, China; and

•	our Vitameal manufacturing facility in Jixi, Heilongjiang Province.

        Retail Stores. As of December 31, 2007, we operated approximately 48 stores throughout China.

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

        Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, we had taken the position that, under applicable customs law, there was a sale between the manufacturer and our Japan subsidiary, and that customs duties should be assessed on the manufacturer’s invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between our U.S. affiliate and our Japan subsidiary rather than between the manufacturer and our Japan subsidiary, and that duties should be assessed on the value of that transaction. We disputed this assessment. We also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute is approximately $25.0 million, net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan and in the United States that we believe will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

        Because we believe the documentation and legal analysis supports our position and the valuation methodology we used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, we believe the assessments are improper and we filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected our letters of protest, and we filed appeals with the Japan Ministry of Finance. On June 26, 2006, we were advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. On December 22, 2006, we filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, we were advised that the Ministry of Finance also rejected our appeal for the imports from November 2004 to June 2005. We filed a complaint with the Tokyo District Court Civil Action section in July 2007 with respect to these imports as well. One of the findings noted by the Ministry of Finance in its decisions was that we had treated the transactions as sales between our U.S. affiliate and our Japan subsidiary on our corporate income tax return under applicable income tax and transfer pricing laws. We have paid the $25.0 million in customs duties and assessments, the amount of which we recorded in “Other Assets” in our Consolidated Balance Sheet. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

        On May 2, 2007, Bodywise International, LLC, a direct sales company headquartered in Tustin, California, filed a complaint in the Superior Court of the State of California for Orange County, naming Pharmanex, Inc., our subsidiary, and several Nu Skin distributors who had formerly been distributors for Bodywise as defendants. The plaintiff subsequently filed an amended complaint on May 25, 2007. The complaint alleges that the individual defendants breached the terms of their distributor agreements by utilizing trade secrets and violating non-solicitation covenants in connection with the alleged recruitment of distributors of Bodywise to become Nu Skin distributors. The complaint includes additional claims against all defendants for intentional interference with contractual relations and prospective economic advantage, misappropriation of trade secrets, unfair competition, and unjust enrichments related to the alleged activities. The complaint seeks recovery of damages in an amount presently unascertained, but which plaintiff estimates will likely exceed $25 million. We believe the allegations against us are without merit and plan to vigorously defend the lawsuit. The lawsuit is still in the discovery stage.

        In Taiwan, we were subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order to avoid the running of the statute of limitations with respect to the 1999, 2000 and 2001 tax years, the Taiwan tax authorities disallowed our commission expense deductions for those years and assessed us a total of approximately $26.0 million. We contested this assessment and in the fourth quarter of 2007, the Taiwan tax authorities ruled in our favor and allowed the deduction of the commission expense and reversed the previous assessments.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NUS.” The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2006 and 2007 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2006	$ 19.71	$ 17.00
June 30, 2006	18.40	14.15
September 30, 2006	18.50	13.40
December 31, 2006	19.42	17.23

Quarter Ended	High	Low

March 31, 2007	$ 19.15	$ 15.59
June 30, 2007	18.11	15.67
September 30, 2007	17.37	13.85
December 31, 2007	18.21	13.91

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

        The closing price of our Class A common stock on February 15, 2008, was $16.31. The approximate number of holders of record of our Class A common stock as of February 15, 2008 was 563. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

        We declared and paid a $0.10 per share dividend for Class A common stock in March, June, September and December of 2006, and a $0.105 per share quarterly dividend for Class A common stock in March, June, September and December of 2007. The board of directors approved an increase to the quarterly cash dividend to $0.11 per share of Class A common stock on February 4, 2008. This quarterly cash dividend will be paid on March 19, 2008, to stockholders of record on February 29, 2008. Management believes that cash flows from operations will be sufficient to fund this and future dividend payments, if any.

        We expect to continue to pay dividends on our common stock. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Issuer

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)
October 1 - 31, 2007	—		$ —	—	$ 114.6
November 1 - 30, 2007	1,479,540		16.91	1,478,466	89.6
December 1 - 31, 2007	—		—	—	89.6
Total	1,479,540	(2)	16.91	1,478,466

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $335.0 million is currently authorized. As of December 31, 2007, we had repurchased approximately $245.4 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)	We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult and costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 1,074 shares for November relate to repurchases from such employees and distributors at an average per share purchase price of $16.80.

Stock Performance Graph

        Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on the Class A Common Stock with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers for the period from December 31, 2002 through December 31, 2007. The graph assumes that $100 is invested in each of the Class A Common Stock, the S&P 500 Index, and each of the indexes of publicly traded peers on December 31, 2002 and that all dividends were reinvested. The peer group consists of all of the following companies that compete in our industry and product categories: Avon Products, Inc., Estee Lauder, Nature’s Sunshine Products, Inc., Tupperware Corporation, Herbalife LTD., USANA Health Sciences, Inc. and Alberto Culver Co.

Measured Period	Company	S&P 500 Index	Peer Group Index
December 31, 2002	$ 100.00	100.00	100.00
December 31, 2003	146.38	128.68	128.69
December 31, 2004	220.41	142.69	142.68
December 31, 2005	155.34	149.70	149.69
December 31, 2006	164.72	173.34	173.34
December 31, 2007	152.27	182.87	199.83

ITEM 6.	SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of and for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 have been derived from the audited consolidated financial statements.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$ 986,457	$ 1,137,864	$ 1,180,930	$ 1,115,409	$ 1,157,667
Cost of sales	176,545	191,211	206,163	195,203	209,283
Gross profit	809,912	946,653	974,767	920,206	948,384
Operating expenses:
Selling expenses	407,088	487,631	497,421	480,136	496,454
General and administrative expenses(1)	289,925	333,263	354,223	353,412	361,242
Restructuring charges	5,592	—	—	11,115	19,775
Impairment of assets and other	—	—	—	20,840	—
Total operating expenses	702,605	820,894	851,644	865,503	877,471
Operating income	107,307	125,759	123,123	54,703	70,913
Other income (expense), net	432	(3,618)	(4,172)	(2,027)	(2,435)
Income before provision for income taxes	107,739	122,141	118,951	52,676	68,478
Provision for income taxes	39,863	44,467	44,918	19,859	24,606
Net income	$ 67,876	$ 77,674	$ 74,033	$ 32,817	$ 43,872
Net income per share:
Basic	$ 0.86	$ 1.10	$ 1.06	$ 0.47	$ 0.68
Diluted	$ 0.85	$ 1.07	$ 1.04	$ 0.47	$ 0.67
Weighted-average common shares outstanding (000s):
Basic	78,637	70,734	70,047	69,418	64,783
Diluted	79,541	72,627	71,356	70,506	65,584

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$ 122,568	$ 120,095	$ 155,409	$ 121,353	$ 92,552
Working capital	149,324	117,401	149,098	109,418	95,175
Total assets	591,059	609,737	678,866	664,849	683,243
Current portion of long-term debt	17,915	18,540	26,757	26,652	31,441
Long-term debt	147,488	132,701	123,483	136,173	169,229
Stockholders' equity	290,248	296,233	354,628	318,980	275,009
Cash dividends declared	0.28	0.32	0.36	0.40	0.42

Supplemental Operating Data (at end of period):
Approximate number of active distributors(2)	725,000	820,000	803,000	761,000	755,000
Number of executive distributors(2)	29,131	32,016	30,471	29,756	30,002

(1)	Beginning in 2006 the Company adopted FAS 123R which resulted in stock-based compensation expense of $9.3 million in 2006 and $8.1 million in 2007.

(2)	Active distributors include preferred customers and distributors purchasing products directly from us during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required personal and group sales volumes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion of our financial condition and results of operation should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, which are included in this Annual Report on Form 10-K.

Overview

        We are a leading, global direct selling company with 2007 revenue of $1.16 billion and a global network of approximately 755,000 active independent distributors and preferred customers who purchase our products for resale and for personal use. Approximately 30,000 of these distributors are executive level distributors, who play an important leadership role in our distribution network and are critical to the growth of our business. We develop and market premium-quality personal care products under the Nu Skin brand, science-based nutritional supplements under the Pharmanex brand, and technology-related products and services under the Big Planet brand. We currently operate in over 45 markets throughout Asia, the Americas and Europe.

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

        Our distributors market and sell our products and recruit new distributors based on the distinguishing benefits and innovative characteristics of our products. As a result, it is vital to our business that we continuously leverage our research and development resources to develop and introduce innovative products and provide our distributors with an attractive portfolio of products. We also offer unique initiatives and business tools, such as our technologically-advanced Pharmanex BioPhotonic Scanner (the “Scanner”), to help distributors effectively differentiate our earnings opportunity and product offering. If we experience delays or difficulties in introducing compelling products or attractive initiatives or tools into a market, this can have a negative impact on revenue and distributor recruiting. In addition, as a result of the global nature of our distributor incentives, the introduction of a new product or key initiative can negatively impact other markets or product lines to the extent our distributor leaders focus their efforts on the new product or initiative.

        We have developed a global distributor compensation plan and other incentives designed to motivate our distributors to market and sell our products and to build sales organizations around the world and across product lines. Our extensive global distributor network helps us to rapidly introduce products and penetrate our markets with little up-front promotional expense. Similar to other companies in our industry, we experience a high level of turnover among our distributors. As a result, it is important that we regularly introduce innovative and compelling products and initiatives in order to maintain a compelling business opportunity that will attract new distributors. In addition, we have developed and continue to promote in many of our markets product subscription and loyalty programs that provide incentives for customers to commit to purchase a specific amount of products on a monthly basis. We believe these subscription programs have improved customer retention, have had a stabilizing impact on revenue, and have helped generate recurring sales for our distributors. Subscription orders represented 47% of our revenue in 2007.

        In 2007, we generated approximately 77% of our revenue from our Asian markets, with sales in Japan representing approximately 38% of revenue. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, in particular, fluctuations between the Japanese yen and the U.S. dollar, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations related to network marketing activities and nutritional supplements that create certain risks for our business, including improper claims or activities by our distributors and the potential inability to obtain necessary product registrations. For more information about these risks and challenges we face, please refer to “Note Regarding Forward-Looking Statements.”

        Over the last couple of years we have also taken steps to transform and align our business and operate more efficiently. We initially took steps in the first quarter of 2006 to eliminate organization redundancies, revamp administrative support functions, prioritize investments, and increase efficiencies in our supply chain. These steps involved a headcount reduction of 225 employees. In the fourth quarter of 2007, we took additional steps in connection with our transformation efforts to further reduce our overhead and improve our earnings per share. These steps included simplifying our operations in China and identifying additional areas for improved operational efficiencies globally. As a result of these steps, we reduced our headcount globally by approximately 1,000 employees. We continue to assess our operations and are taking steps to improve gross margins and selling expenses. We believe these steps will help to generate improved earnings per share in 2008.

Income Statement Presentation

        We recognize revenue in five geographic regions and we translate revenue from each market’s local currency into U.S. dollars using weighted-average exchange rates. The following table sets forth revenue information by region for the periods indicated. This table should be reviewed in connection with the tables presented under “Results of Operations,” which disclose selling expenses and other costs associated with generating the aggregate revenue presented.

	Year Ended December 31,
Revenue by Region	2005		2006		2007
	(U.S. dollars in millions)
North Asia	$ 649.4	55%	$ 593.8	53%	$ 585.8	50%
Greater China	236.7	20	208.2	19	205.0	18
Americas	162.1	14	165.9	15	188.3	16
South Asia/Pacific	86.7	7	88.0	8	101.4	9
Europe	46.0	4	59.5	5	77.2	7
	$ 1,180.9	100%	$ 1,115.4	100%	$ 1,157.7	100%

        Cost of sales primarily consists of:

•	cost of products purchased from third-party vendors, generally in U.S. dollars;

•	costs of self-manufactured products;

•	cost of sales materials which we sell to distributors at or near cost;

•	amortization expenses associated with certain products and services such as the Scanners that are leased to distributors;

•	freight cost of shipping products to distributors and import duties for the products; and

•	royalties and related expenses for licensed technologies.

        We source the majority of our products from third-party manufacturers located in the United States. Due to Chinese government restrictions on the importation of finished goods applicable to the current scope of our business in China, we are required to manufacture the bulk of our own products for distribution in China. Cost of sales and gross profit may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party suppliers. In addition, because we purchase a significant majority of our goods in U.S. dollars and recognize revenue in local currencies, we are subject to exchange rate risks in our gross margins. Because our gross margins vary from product to product and are higher in some markets such as Japan, changes in product mix and geographic revenue mix can impact our gross margins.

        Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include distributor commissions as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to employed sales representatives in China. Our global compensation plan, which we employ in all of our markets except China, is an important factor in our ability to attract and retain distributors. We pay monthly commissions to several levels of distributors on each product sale based upon a distributor’s personal and group product volumes, as well as the group product volumes of up to six levels of executive distributors in such distributor’s downline sales organization. We do not pay commissions on sales materials, which are sold to distributors at or near cost. Small fluctuations occur in the amount of commissions paid as the network of distributors actively purchasing products changes from month to month. However, due to the size of our distributor force of approximately 755,000 active distributors, the fluctuation in the overall payout is relatively small. The overall payout has typically averaged from 41% to 44% of global product sales. From time to time, we make modifications and enhancements to our global compensation plan in an effort to help motivate distributors and develop leadership characteristics, which can have an impact on selling expenses.

        Distributors also have the opportunity to make retail profits by purchasing products from us at wholesale and selling them to customers with a retail mark-up. We do not account for nor pay additional commissions on these retail mark-ups received by distributors. In many markets, we also allow individuals who are not distributors, whom we refer to as “preferred customers”, to buy products directly from us at wholesale or discounted prices. We pay commissions on preferred customer purchases to the referring distributors.

        General and administrative expenses include:

•	wages and benefits;

•	rents and utilities;

•	depreciation and amortization;

•	promotion and advertising;

•	professional fees;

•	travel;

•	research and development; and

•	other operating expenses.

        Labor expenses are the most significant portion of our general and administrative expenses. Promotion and advertising expenses include costs of distributor conventions held in various markets worldwide, which we expense in the period in which they are incurred. Because our various distributor conventions are not always held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter. For example, we held our global distributor convention in September 2007 and will not have another global convention until the fall of 2009 as we currently plan to hold a global convention every other year. In addition, we hold regional conventions and conventions in our major markets at different times during the year. These conventions have significant expenses associated with them. Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly.

        Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates in 2007 were approximately 17.5% in Hong Kong, 25% in Taiwan, 27.5% in South Korea, 46% in Japan and 25% in China. For the years 2006 through 2008 we are subject to a reduced tax rate of 13.5% in China, after which time we will be subject to the full statutory rate. We are subject to taxation in the United States at the statutory corporate federal tax rate of 35% and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 35.9% for the year ended December 31, 2007.

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

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2007, we had net deferred tax assets of $72.7 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses. When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

        In June 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109" (“FIN 48”). We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $2.6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balances of retained earnings and additional paid in capital.

        We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2004. In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2001. We are currently under examination in certain foreign jurisdictions; however, the final outcomes of these reviews are not yet determinable.

        At December 31, 2007, we had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. During the year ended December 31, 2007, we recognized approximately $0.5 million in interest and penalties. We had approximately $2.7 million of accrued interest and penalties related to uncertain tax positions at December 31, 2007. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

        Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of any estimated forfeitures on a straight-line basis over the requisite service period of the award. The fair value of our stock-based compensation expense is based on estimates using the Black-Scholes option-pricing model. This option-pricing model requires the input of highly subjective assumptions including the option’s expected life, risk-free interest rate, expected dividends and price volatility of the underlying stock. The stock price volatility assumption was determined using the historical volatility of our common stock.

Results of Operation

        The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2005	2006	2007

Revenue	100.0%	100.0%	100.0%
Cost of sales	17.5	17.5	18.1

Gross profit	82.5	82.5	81.9

Operating expenses:
Selling expenses	42.1	43.1	42.9
General and administrative expenses	30.0	31.7	31.2
Restructuring charges	—	0.9	1.7
Impairment of assets and other	—	1.9	—

Total operating expenses	72.1	77.6	75.8

Operating income	10.4	4.9	6.1
Other income (expense), net	(.3)	(.2)	(.2)

Income before provision for income taxes	10.1	4.7	5.9
Provision for income taxes	3.8	1.8	2.1

Net income	6.3%	2.9%	3.8%

2007 Compared to 2006

      Overview

        Revenue in 2007 increased 4% to $1.16 billion from $1.12 billion in 2006, with foreign currency exchange fluctuations positively impacting revenue by 1% in 2007 compared to 2006. Revenue in 2007 was positively impacted by growth in South Korea, Europe, the United States, and our South Asia markets. The revenue growth from these markets was offset partially by revenue declines in Japan and China.

        Earnings per share in 2007 were $0.67 compared to $0.47 in 2006 on a diluted basis. Earnings per share in 2007 and 2006 were impacted by:

•	restructuring and impairment charges in the first quarter of 2006 totaling $20.0 million (net of taxes of $12.0 million), or $0.28 per share, relating to a business transformation initiative that we implemented during the first quarter;

•	restructuring charges in the second quarter of 2007 totaling $1.8 million (net of taxes of $1.0 million), or $0.03 per share, relating to a business transformation initiative that we implemented during the first quarter;

•	restructuring and impairment charges in the fourth quarter of 2007 totaling $10.8 million (net of taxes of $6.2 million), or $0.17 per share, relating to an additional step in our business transformation initiative to reduce overhead expenses and streamline operations;

•	a decrease in our gross margin as a result of changing product and geographic sales mix; and

•	the repurchase of approximately 4.1 million shares of our Class A common stock in 2007.

        In the fourth quarter of 2007, we took additional steps in connection with our transformation efforts to further reduce our overhead and improve our earnings per share. These steps included simplifying our operations in China and identifying additional areas for improved operational efficiencies globally. As a result of these steps, we reduced our headcount globally by approximately 1,000 employees. We continue to assess our operations and are taking steps to improve gross margins and selling expenses. We believe these steps will help to generate improved earnings per share in 2008.

      Revenue

        North Asia. The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2006	2007	Change

Japan	$ 476.5	$ 443.7	(7%)
South Korea	117.3	142.1	21%
North Asia total	$ 593.8	$ 585.8	(1%)

        Foreign currency fluctuations did not significantly impact revenue in this region compared to the prior-year period. The decline in this region is related to the decline in revenue in Japan, which was offset partially by the increase in revenue in South Korea. Our active and executive distributor counts decreased 6% and 8%, respectively, in Japan in 2007 compared to 2006. In South Korea, our active and executive distributor counts increased 30% and 17%, respectively, comparing 2007 to 2006.

        In Japan, the continued weakness in sponsoring activity and the resulting declines in active and executive distributors contributed to the local currency revenue decline of 5% in 2007 compared to 2006. Distributor activity in this market has been soft for the last couple of years, and we continue to take steps to generate stronger distributor activity and improved results in this market. During 2007, we implemented a variety of strategic initiatives and product promotions, effected a change in management, and continued efforts to improve our corporate image. As we reviewed our business in this market in connection with the management change, we believe some of our past initiatives have not focused sufficiently on distributor sponsorship and activity. As a result, we have begun to implement more aggressive initiatives focused on distributor recruitment and leadership development. We also have implemented additional changes to our management structure in this market to improve management and operational alignment. The industry has been in a decline for several years in Japan and, according to industry sources, the decline appears to have steepened. We believe it will take time for us to turn the results of this market and generate renewed growth.

        South Korea posted strong year-over-year local currency revenue growth of 18%. This growth was fueled by strong distributor alignment behind our product and distributor initiatives that have helped maintain a vibrant sponsoring environment for our distributors in this market. The Galvanic Spa System II and our Nu Skin 180° Anti-Aging Skin Therapy System helped contribute to growth in our personal care business, while continued focus on nutrition products including LifePak and g3 positively impacted our nutrition revenue in this market. We also launched TriPhasic White, a global top-selling personal care product for us, in 2007.

        Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2006	2007	Change

Taiwan	$ 93.1	$ 93.0	—
China	70.5	66.5	(6%)
Hong Kong	44.6	45.5	2%
Greater China total	$ 208.2	$ 205.0	(2%)

        Foreign currency exchange rate fluctuations positively impacted revenue in the Greater China region by 1% in 2007. In China, revenue declined 10%, on a local currency basis, compared to the prior year as we continue to transition our business model in this market. The decrease is primarily attributed to a 17% decline in preferred customers and a 6% decline in our sales force. During 2007, we engaged a new management team for this market that has been actively assessing our business and taking steps to improve operating results. This management team has taken steps to simplify our business model in this market, and to help reduce our overhead and improve profitability.

         The business model changes will allow us to engage contracted sales promoters as well as offer part-time employment for sales representatives nation wide. This will allow us to provide a supplemental income opportunity to individuals who may not be interested in working full-time in this business as well as reduce our selling expenses, as the amount of social benefits, taxes and unemployment charges under this model will be lower. We also streamlined our operations in this market by altering our current store strategy. We are opening five new flagship stores in the cities of Shanghai, Beijing, Guangzhou, Shenzen, and Xian, and we have closed nearly 70 small retail outlets and branch offices in secondary cities. We believe we can operate more effectively and efficiently by focusing our business around our larger flagship stores in major cities, complemented with stores that have an improved image in other areas. Our strategic focus in 2008 will be on implementing our growth initiatives in our key provinces and municipalities, Shanghai, Beijing and Guongdong, which account for more than 50% of our revenue. In January 2008, we were able to obtain our final approvals to begin direct selling activities in Beijing as well as the remaining districts in Shanghai which were not included in our first phase of our direct selling application in 2006. We continue to work with the applicable government agencies in China to obtain the necessary direct selling approvals for Guongdong and other areas in China. Our overall restructuring efforts also allowed us to reduce our corporate employees in this market by approximately 650 employees.

        Local currency revenue in Taiwan was relatively flat and Hong Kong local currency revenue was up 3% when compared with 2006. Revenue comparisons for Hong Kong are impacted by approximately $1.6 million in sales to non-Hong Kong distributors attending a regional convention in this market in 2006. A similar convention was not held in 2007.

        Americas. The following table sets forth revenue for the Americas region and its principal markets (U.S. dollars in millions):

	2006	2007	Change

United States	$ 147.1	$ 167.8	14%
Canada	10.0	11.5	15%
Latin America	8.8	9.0	2%
Americas total	$ 165.9	$ 188.3	14%

        Revenue in the United States was positively impacted by several key initiatives implemented in each of our product categories during the past year. In particular, the Galvanic Spa System II has been a primary focus of many of our distributor leaders and has helped drive significant growth in our personal care revenue, with personal care sales up 42% compared to 2006. We have implemented distributor incentives around the Galvanic Spa System II to increase the initial earnings opportunity for new distributors, which we believe has also contributed to the revenue growth. The United States also hosted our global convention in 2007, which positively impacted revenue in the market by approximately $5.0 million as a result of product and convention fee revenue from foreign distributors attending the convention. We also introduced a new weight management product system in this market in the fourth quarter.

        Revenue in our other markets in this region also saw improvements with Canada having local currency growth of 9% and Latin America growing 2%. During the year, we elected to close our offices and facilities in Brazil because of continued operating losses in this market. While we continue to allow customers to purchase products from the United States for personal use consumption, we are not engaged in any operations or product promotions in this market.

        South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2006	2007	Change

Singapore/Malaysia/Brunei	$ 33.2	$ 39.3	18%
Thailand	26.5	32.3	22%
Australia/New Zealand	14.2	15.8	11%
Indonesia	10.3	8.8	(15%)
Philippines	3.8	5.2	37%
South Asia/Pacific total	$ 88.0	$ 101.4	15%

        Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 10% in 2007 compared to the same prior-year period. All of the markets in this region experienced growth except for Indonesia. The growth was fueled in part by continued success of our TRA family of weight loss products and success of our Galvanic Spa System II. We believe the decrease in Indonesia is largely attributed to the limited base of distributor leaders in this new market. We often see declines in new markets after the initial opening as we work to strengthen our base of leaders in a new market. Active distributors in the region decreased 11% while executive distributors increased 3% compared to the prior year.

        Europe. The following table sets forth revenue for our Europe region (U.S. dollars in millions):

	2006	2007	Change

Europe	$ 59.5	$ 77.2	30%

        Foreign currency exchange rate fluctuations positively impacted revenue in Europe by 2% in 2007 compared to the prior year. On a local currency basis, revenue grew by 27% in 2007 compared to 2006. The strong growth in Europe was primarily a result of distributor enthusiasm and strong interest in our Galvanic Spa System II and personal care business, as well as strong growth in our newer Eastern European markets. We believe that strong alignment of distributor leaders behind our key initiatives, including the Galvanic Spa System II, has helped contribute to the distributor excitement and revenue growth. In 2007, we also expanded our operations into Switzerland and Slovakia. In addition, we plan on commencing limited operations in South Africa in the first quarter of 2008. Our active and executive distributor counts increased by 16% and 22%, respectively, in 2007 compared to 2006.

      Gross profit

        Gross profit as a percentage of revenue in 2007 decreased to 81.9% from 82.5% in 2006. The decrease is due in part to a shift in our product mix as our Japan business, which historically has our strongest gross margins, now represents a smaller percentage of our overall business. Gross margins have also been impacted by the increase in sales of tools that have lower margins such as the Galvanic Spa System II and the Scanner, as well as increased air-freight costs during the year.

      Selling expenses

        Selling expenses decreased as a percentage of revenue to 42.9% in 2007 from 43.1% in 2006. The slight decrease as a percentage of revenue was due primarily to a reduction in special incentives in various markets, particularly Japan.

      General and administrative expenses

        General and administrative expenses increased to $361.2 million in 2007 from $353.4 million in 2006, but decreased as a percentage of revenue to 31.2% in 2007 from 31.7% in 2006. In the fourth quarter we took additional steps under our transformation initiative to further reduce our general and administrative expenses. These steps included the closing of approximately 70 stores in China, and a reduction in headcount of 1,000 employees globally. We believe these steps will help us to reduce our general and administrative expenses in 2008 compared to 2007 and improve our operating margins.

      Restructuring charges

        During 2007, we recorded restructuring charges of $19.8 million relating to our efforts to simplify our operations in China and improve operational efficiencies in our corporate offices and reduce investments in unprofitable markets. Approximately $13.9 million of these charges related to severance payments to terminated employees and approximately $5.9 million related to leasehold terminations and tax payments related to the closure of our operations in Brazil in 2007.

        During the first quarter of 2006, we recorded restructuring charges of $11.1 million, primarily relating to our business transformation initiative designed to (i) eliminate organizational redundancies, (ii) revamp administrative support functions, (iii) prioritize investments to favor profitable initiatives and markets, and (iv) increase efficiencies in the supply chain process. As a result, our overall headcount was reduced by approximately 225 employees, the majority of which related to the elimination of positions at our U.S. headquarters. These expenses consisted primarily of severance and other compensation charges.

        Other income (expense), net

        Other income (expense), net was $2.4 million of expense in 2007 compared to $2.0 million of expense in 2006. The increase in expense was primarily a result of an increase in interest expense.

        Provision for income taxes

        Provision for income taxes increased to $24.6 million in 2007 from $19.9 million in 2006. The effective tax rate decreased to 35.9% from 37.7% of pre-tax income in 2006, due primarily to the expiration of the statute of limitations in certain tax jurisdictions. In connection with our reconciliation of deferred tax asset and liability accounts at year end, we identified accounting adjustments related to prior periods. These adjustments were included in our provision for income taxes at year end and totalled approximately $0.1 million.

        Net income

        As a result of the foregoing factors, net income increased to $43.9 million in 2007 from $32.8 million in 2006.

2006 Compared to 2005

        Overview

        Revenue in 2006 decreased 5% to $1.12 billion from $1.18 billion in 2005. The revenue decrease was primarily attributable to local currency declines in Japan and China. In addition, foreign currency exchange fluctuations negatively impacted reported revenue by 1% in 2006 compared to 2005, particularly as a result of a weakening of the Japanese yen. Revenue in 2006 was positively impacted by growth in South Korea, Europe, the United States, Indonesia, and a number of our other markets around the world. Various global initiatives we implemented during 2006 contributed to the growth in these markets. In 2006, we launched several products and tools including our second-generation Scanner, our g3 nutrition drink, and our Nu Skin ProDerm Skin Analyzer (the “ProDerm Skin Analyzer”).

        Earnings per share in 2006 were $0.47 compared to $1.04 in 2005 on a diluted basis. In addition to the negative impact of the decline in revenue, earnings per share in 2007 were also negatively impacted by several factors, including:

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

      Revenue

        North Asia. The following table sets forth revenue for the North Asia region and its principal markets in 2006 and 2005 (U.S. dollars in millions):

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

        Foreign currency fluctuations, particularly a weakening of the Japanese yen throughout the year, negatively impacted North Asia region revenue by 5% in 2006 compared to 2005. Revenue in this region was also negatively impacted by an 11% local currency decline in Japan in 2006 compared to 2005. Our active and executive distributor counts decreased 6% and 10%, respectively, in Japan in 2006 compared to 2005. Our Japan revenue in 2006 was negatively impacted by a slowdown in our business that started in the latter part of 2005, resulting from several factors that impacted our sponsoring story for new distributors, including:

•	modifications we made to our compensation plan in 2005 that we believe negatively impacted revenue and distributor counts;

•	a scale-back of the roll-out of our first-generation Scanner during the latter part of 2005 in advance of the April 2006 launch of the second generation Scanner;

•	regulatory challenges related to our nutritional supplements and the Scanner which impact the way in which we can market certain products; and

•	declines in our personal care revenue as a result of increased attention to our nutritional business and the Scanner.

        South Korea has generated significant growth in both our personal care and nutrition businesses. Local currency revenue in South Korea grew 25% in 2006 compared to 2005, and active and executive distributor counts grew significantly as well. We believe that these results were due to strong product and other initiatives, alignment of our distributor leaders behind these initiatives, and a strong sponsoring environment. Successful launches in 2006 include g3, a reformulated Nu Skin 180° Anti-Aging Skin Therapy system, and Galvanic Spa System II.

        Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2005	2006	Change

China	$ 102.2	$ 70.5	(31%)
Taiwan	92.4	93.1	1%
Hong Kong	42.1	44.6	6%
Greater China total	$ 236.7	$ 208.2	(12%)

        Foreign currency exchange rate fluctuations did not significantly impact revenue in the Greater China region in 2006. China revenue decreased by 31% in 2006 compared to 2005, and our executive and active distributor counts decreased 23% and 31%, respectively. Beginning in the latter part of 2005, we experienced a slowdown in our business and a weakened sponsoring environment in China. We believe this to be a result of several factors, including delays in the direct selling licensing process following the enactment of new direct selling regulations, related consumer uncertainty, and government and media scrutiny of the direct selling industry, which caused us to take a very conservative business approach as we worked towards obtaining a direct selling license. These factors, as well as changes to our compensation plan late in 2005, contributed to the slowdown and to a loss of some high level sales representatives.

        Local currency revenue for 2006 in Taiwan was up 4% and Hong Kong local currency revenue was up 3% when compared with 2005. During 2006 these markets benefited from the second generation Scanner initiative, the launch of g3, and distributor excitement surrounding business opportunities in China as we work towards rolling out direct selling there.

        Americas. The following table sets forth revenue for the Americas region and its principal markets (U.S. dollars in millions):

	2005	2006	Change

United States	$ 144.5	$ 147.1	2%
Canada	9.6	10.0	4%
Latin America	8.0	8.8	9%
Americas total	$ 162.1	$ 165.9	2%

        We believe that growth in the United States was a result of several key initiatives implemented during 2006. In the second quarter of 2006, we began rolling out the second generation Scanner and ProDerm Skin Analyzer units into the market. We also benefited from the 2005 launch of Photomax, our digital imaging service. Each of these initiatives helped contribute to the revenue growth and the growth of active and executive distributor counts of 2% and 9%, respectively, in 2006 compared to 2005.

        South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2005	2006	Change

Singapore/Malaysia/Brunei	$ 41.4	$ 33.2	(20%)
Thailand	23.7	26.5	12%
Australia/New Zealand	13.3	14.2	7%
Indonesia	4.2	10.3	145%
Philippines	4.1	3.8	(7%)
South Asia/Pacific total	$ 86.7	$ 88.0	2%

        Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 4% in 2006 compared to 2005. Revenue growth in this region was attributed to incremental revenue from our Indonesia market that was opened in August of 2005, and from strong growth in Thailand and Australia/New Zealand. During the first part of 2006, our Singapore/Malaysia/Brunei markets suffered declines as our distributor force adjusted to compensation plan modifications implemented in latter 2005. The initiatives we launched in these markets helped contribute to improving trends in the second half of the year. Active distributor counts decreased in the South Asia/Pacific region by 10%, while executive counts increased 6% in 2006 compared to 2005.

        Europe. The following table sets forth revenue for our Europe region (U.S. dollars in millions):

	2005	2006	Change

Europe	$ 46.0	$ 59.5	29%

        Revenue growth in Europe was primarily a result of growth in Germany and France and the expansion into Israel and Russia. We believe this growth can be attributed to strong alignment of distributor leaders behind certain initiatives, including the second generation Scanner and the Galvanic Spa II. During 2006 we also introduced a limited number of ProDerm Skin Analyzer units into the region. Our active and executive distributor counts increased by 26% and 17%, respectively, in 2006 compared to 2005.

        Gross profit

        Gross profit as a percentage of revenue in 2006 remained level with 2005 at 82.5%. The negative impact from a strengthening of the U.S. dollar against the Japanese yen during 2006 was offset by a positive impact from a decrease in Scanner amortization following our transition to less expensive second generation Scanners and the write-down of first generation Scanner units in the first quarter of 2006.

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

      General and administrative expenses

        General and administrative expenses decreased to $353.4 million in 2006 from $354.2 million in 2005, but increased as a percentage of revenue to 31.7% in 2006 from 30.0% in 2005. The overall decline in general and administrative expenses in 2006 was a result of our transformation initiative implemented in 2006 aimed at streamlining our business to reduce overhead. These savings were offset by other increased costs, including $9.3 million of stock-based compensation expenses as a result of the adoption of SFAS 123R in 2006, and expenses associated with the commencement and expansion of operations in new markets, including Russia and Indonesia. These factors, together with higher fixed expenses in China related to our retail operations, coupled with lower revenue in China, resulted in the increase in general and administrative expenses as a percentage of revenue in 2006 compared to 2005.

        Restructuring charges

        During the first quarter of 2006, we recorded restructuring charges of $11.1 million, primarily relating to our business transformation initiative designed to (i) eliminate organizational redundancies, (ii) revamp administrative support functions, (iii) prioritize investments to favor profitable initiatives and markets, and (iv) increase efficiencies in the supply chain process. As a result, our overall headcount was reduced by approximately 225 employees, the majority of which related to the elimination of positions at our U.S. headquarters. These expenses consisted primarily of severance and other compensation charges.

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

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $48.7 million in cash from operations in 2007, compared to $75.8 million in 2006. This decrease in cash generated from operations is primarily due to purchases of inventory and the increase in taxes as a result of higher taxable income in 2007.

        As of December 31, 2007, working capital was $95.2 million compared to $109.4 million as of December 31, 2006. Our working capital decreased primarily due to a decrease in cash and cash equivalents. Cash and cash equivalents, plus short-term investments, at December 31, 2007 were $92.6 million compared to $121.4 million at December 31, 2006. The decrease in cash was primarily the result of repurchases of stock in 2007, the decrease in our cash generated from operations and the repayment of debt, and was somewhat offset by the proceeds from long-term debt in 2007.

        Capital expenditures in 2007 totaled $22.7 million, and we anticipate capital expenditures of approximately $20 million to $25 million for 2008. These capital expenditures are primarily related to:

•	purchases of computer systems and software, including equipment and development costs; and

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China.

        We currently have debt pursuant to various credit facilities and other borrowings. The following table summarizes these debt arrangements as of December 31, 2007:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2007(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	4.2 billion yen ($37.3 million as of December 31, 2007)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$30.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$25.0 million	$5.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments beginning July 2010.

	$40.0 million(3)	$40.0 million	6.2%	Notes due July 2017 with annual principal payments beginning July 2011.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($28.0 million as of December 31, 2007)	1.7%	Notes due April 2014 with annual principal payments beginning April 2008.

	2.7 billion yen	2.7 billion yen ($20.3 million as of December 31, 2007)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)	Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries.

(2)	The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $12.4 million of the balance on our 2000 Japanese yen denominated notes, $4.0 million of the balance of our 2005 Japanese yen denominated notes and $15.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency shelf facility.

(3)	In January 2008, $20.0 million of this loan was converted from U.S. dollar to Japanese yen at an exchange rate of 108.5. The terms of the loan remain the same, except for the interest rate lowers from 6.2% to 3.3%.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. On November 2, 2007, our board of directors authorized an increase of $100 million to our ongoing share repurchase authorization. During the year ended December 31, 2007, we repurchased approximately 4.1 million shares of Class A common stock under this program for an aggregate amount of approximately $71.1 million. Included in the 4.1 million shares repurchased in 2007, are 1.5 million shares that we repurchased under a $25.0 million accelerated repurchase transaction during the fourth quarter of 2007. At December 31, 2007, approximately $89.6 million was still available under the stock repurchase program.

        During each quarter of 2007, our board of directors declared cash dividends of $0.105 per share on our Class A common stock. These quarterly cash dividends totaled approximately $27.1 million and were paid during 2007 to stockholders of record in 2007. In February 2008, the board of directors declared a dividend to be paid in March 2008 of $0.11 per share for Class A common stock. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

Contractual Obligations and Contingencies

        The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2007 (U.S. dollars in thousands):

	Total	2008	2009-2010	2011-2012	Thereafter

Long-term debt obligations	$ 200,670	$ 31,441	$ 58,596	$ 36,670	$ 73,963
Capital lease obligations	—	—	—	—	—
Operating lease obligations(1)	33,165	13,194	15,696	4,275	—
Purchase obligations	102,303	56,761	36,450	6,142	2,950
Other long-term liabilities reflected on the balance sheet(2)	—	—	—	—	—
Total	$ 336,138	$ 101,396	$ 110,742	$ 47,087	$ 76,913

(1)	Operating leases include corporate office and warehouse space with two entities that are owned by certain officers and directors of our company who are also founding shareholders. Total payments under these leases were $3.8 million for the year ended December 31, 2007 with remaining long-term obligations under these leases of $13.7 million.

(2)	Other long-term liabilities reflected on the balance sheet of $67.8 million primarily consisting of long-term tax related balances, in which the timing of the commitments is uncertain.

        Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, we had taken the position that, under applicable customs law, there was a sale between the manufacturer and our Japan subsidiary, and that customs duties should be assessed on the manufacturer’s invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between our U.S. affiliate and our Japan subsidiary, rather than a sale between the manufacturer and our Japan subsidiary, and that duties should be assessed on the value of that transaction. We disputed this assessment. We also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute is approximately $25.0 million, net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan and in the United States that we believe will eliminate any further customs valuation disputes on these issues with respect to product imports in Japan after that time.

        Because we believe the documentation and legal analysis supports our position and the valuation methodology we used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, we believe the assessments are improper and we filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected our letters of protest, and we filed appeals with the Japan Ministry of Finance. On June 26, 2006, we were advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. On December 22, 2006, we filed a complaint with the Tokyo District Court Civil Action Section to appeal the decision with respect to this period. In January 2007, we were advised that the Ministry of Finance also rejected our appeal for the imports from November 2004 to June 2005. We appealed this decision with the court system in Japan in July 2007. Currently, all appeals are pending with the Tokyo District Court Civil Action Section. One of the findings cited by the Ministry of Finance in its decisions was that we had treated the transactions as sales between our U.S. affiliate and our Japan subsidiary on our corporate income tax return under applicable income tax and transfer pricing laws. We have paid the $25.0 million in customs duties and assessments related to all of the amounts at issue, the amount of which we recorded in “Other Assets” in our Consolidated Balance Sheet. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

        In Taiwan, we were subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order to avoid the running of the statute of limitations with respect to the 1999, 2000 and 2001 tax years, the Taiwan tax authorities disallowed our commission expense deductions for those years and assessed us a total of approximately $26.0 million. In the fourth quarter of 2007, the Taiwan tax authorities ruled in our favor and concluded the commission expenses were properly deducted for tax purposes.

        On May 2, 2007, Bodywise International, LLC, a direct sales company headquartered in Tustin, California, filed a complaint in the Superior Court of the State of California for Orange County, naming Pharmanex, Inc., our subsidiary, and several Nu Skin distributors who had formerly been distributors for Bodywise as defendants. The plaintiff subsequently filed an amended complaint on May 25, 2007. The complaint alleges that the individual defendants breached the terms of their distributor agreements by utilizing trade secrets and violating non-solicitation covenants in connection with the alleged recruitment of distributors of Bodywise to become Nu Skin distributors. The complaint includes additional claims against all defendants for intentional interference with contractual relations and prospective economic advantage, misappropriation of trade secrets, unfair competition, and unjust enrichments related to the alleged activities. The complaint seeks recovery of damages in an amount presently unascertained, but which plaintiff estimates will likely exceed $25 million. We believe the allegations against us are without merit and plan to vigorously defend the lawsuit. The lawsuit is still in the discovery stage.

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

Distributor Information

        The following table provides information concerning the number of active and executive distributors as of the dates indicated. Active distributors are those distributors and preferred customers who were resident in the countries in which we operated and purchased products for resale or personal consumption directly from us during the three months ended as of the date indicated. Executive distributors are active distributors who have achieved required monthly personal and group sales volumes as well as sales representatives in China who have completed a qualification process.

	As of December 31, 2005		As of December 31, 2006		As of December 31, 2007
	Active	Executive	Active	Executive	Active	Executive

North Asia	340,000	16,129	333,000	15,354	335,000	14,845
Greater China	191,000	7,134	155,000	6,492	138,000	6,389
Americas	147,000	3,893	150,000	4,141	158,000	4,588
South Asia/Pacific	81,000	2,043	73,000	2,169	65,000	2,223
Europe	44,000	1,272	50,000	1,600	59,000	1,957
Total	803,000	30,471	761,000	29,756	755,000	30,002

Quarterly Results

        The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2006				2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$ 265.8	$ 284.1	$ 276.3	$ 289.2	$ 273.6	$ 287.2	$ 290.7	$ 306.1
Gross profit	218.8	235.7	228.0	237.8	223.0	236.2	238.5	250.8
Operating income	(15.5)	23.9	21.0	25.3	17.6	21.0	19.2	13.1
Net income	(10.3)	14.1	13.2	15.9	10.5	13.8	13.5	6.0
Net income per share:
Basic	(0.15)	0.20	0.19	0.23	0.16	0.21	0.21	0.09
Diluted	(0.15)	0.20	0.19	0.23	0.16	0.21	0.21	0.09

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. We do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008. We have evaluated the impact of SFAS 159 and believe it will not significantly impact our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009, and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

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

        Our foreign currency derivatives are comprised of over-the-counter forward contracts with major international financial institutions. As of December 31, 2007, we did not have any of these contracts. For the year ended December 31, 2007, we recorded pre-tax gains of approximately $0.4 million, which were included in our revenue in Japan, and gains/(losses) of $(0.2) million as of December 31, 2007, net of tax, in other comprehensive income related to the fair market valuation of our outstanding forward contracts. Based on our foreign exchange contracts at December 31, 2007, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

        Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2006				2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan(1)	116.9	114.3	116.3	117.7	119.3	120.8	117.7	113.0
Taiwan	32.3	32.2	32.8	32.8	32.9	33.1	32.9	32.4
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	975.7	949.3	954.8	937.0	939.4	928.9	927.5	921.4
Malaysia	3.7	3.6	3.7	3.6	3.5	3.4	3.5	3.4
Thailand	39.3	38.1	37.7	36.5	33.9	32.6	31.5	31.2
China	8.1	8.0	8.0	7.9	7.8	7.7	7.6	7.4
Singapore	1.6	1.6	1.6	1.6	1.5	1.5	1.5	1.5

(1)	As of February 15, 2008, the exchange rate of U.S. $1 into the Japanese yen was approximately 108.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our belief that our transformation efforts will help reduce general and administrative expenses and help generate improved earnings per share in 2008;

•	our plans to launch or to continue to roll out certain products, tools and other initiatives in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our plans to open additional stores in China and our plans to commence operations in South Africa;

•	our intention to vigorously defend the Bodywise International, LLC lawsuit;

•	our expectation that we will spend approximately $20 million to $25 million for capital expenditures during 2008;

•	our belief that our recent business transformation initiative will provide continued savings going forward;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan.

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

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and factors described herein in “Item 1A. — Risk Factors” (which contain a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

    (a)        We have experienced revenue declines in Japan over the last couple of years and continue to face challenges in this market. If we are unable to renew growth in this market our results could be harmed. Factors that could impact our results in the market include:

•	any weakening of the Japanese yen;

•	regulatory constraints with respect to the claims we can make regarding the efficacy of our products and tools, which could limit our ability to effectively market them;

•	any further weakening of the direct selling industry in Japan and any negative publicity associated with increased regulatory scrutiny of the market;

•	inappropriate activities by our distributors and any resulting regulatory actions;

•	any weakness in the economy or consumer confidence and;

•	increased competitive pressures from other direct selling companies and their distributors who actively seek to solicit our distributors to join their businesses.

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

    (c)        The new direct selling regulations in China are restrictive and there continues to be some confusion and uncertainty as to the meaning of the new regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these new regulations and the impact of these new regulations on pending regulatory reviews and investigations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation under the new rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our direct selling business.

    (d)        Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders.

    (e)        There have been a series of third party actions and governmental actions involving some of our competitors in the direct selling industry as well. These actions have generated negative publicity for the industry and likely have resulted in increased regulatory scrutiny of other companies in the industry. There can be no assurance that similar allegations will not be made against us. In addition, adverse rulings in these cases could harm our business if they create adverse publicity or interpret laws in a manner inconsistent with our current business practices.

    (f)        Distributor activities that violate applicable laws or regulations could result in government or third party actions against us. We have experienced an increase in complaints to consumer protection agencies in Japan and have taken steps to try to resolve these issues including providing additional training and restructuring our compliance group in Japan. We have also been in contact with general consumer agencies in Japan. If consumer complaints escalate to a government review or if the current level of complaints don’t improve, regulators could take action against us.

    (g)        As we continue to implement our business transformation initiative, there could be unintended negative consequences, including business disruptions and/or a loss of employees. Further, we may not realize the cost improvements and greater efficiencies as we hope for as a result of this realignment. In addition, as we continually evaluate strategic reinvestment of any savings generated as a result of our transformation initiative, we may not ultimately achieve the amount of savings that we currently anticipate.

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

    (i)        Production difficulties and quality control problems could harm our business, in particular our reliance on third party suppliers to deliver quality products in a timely manner. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Currency Risk and Exchange Rate Information” and Note 15 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements. Set forth below is the index to the Financial Statements included in this Item 8:

2.	Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2006	2007
ASSETS
Current assets
Cash and cash equivalents	$ 121,353	$ 87,327
Current investments	—	5,225
Accounts receivable	19,421	23,424
Inventories, net	92,092	100,792
Prepaid expenses and other	44,093	49,576
	276,959	266,344

Property and equipment, net	85,883	88,529
Goodwill	112,446	112,446
Other intangible assets, net	91,349	86,163
Other assts	98,212	129,761
Total assets	$ 664,849	$ 683,243
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 20,815	$ 24,108
Accrued expenses	120,074	115,620
Current portion of long-term debt	26,652	31,441
	167,541	171,169

Long-term debt	136,173	169,229
Other liabilities	42,155	67,836
Total liabilities	345,869	408,234

Commitments and contingencies (Notes 9 and 20)

Stockholders' equity
Class A common stock - 500 million shares authorized, $.001 par value, 90.6 million shares issued;	91	91
Additional paid-in capital	199,322	209,821
Treasury stock, at cost - 23.7 million and 27.2 million shares	(346,889)	(413,976)
Accumulated other comprehensive loss	(65,107)	(67,759)
Retained earnings	531,563	546,832
	318,980	275,009
Total liabilities and stockholders' equity	$ 664,849	$ 683,243

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Income
 (U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2005	2006	2007

Revenue	$ 1,180,930	$ 1,115,409	$ 1,157,667
Cost of sales	206,163	195,203	209,283

Gross profit	974,767	920,206	948,384

Operating expenses:
Selling expenses	497,421	480,136	496,454
General and administrative expenses	354,223	353,412	361,242
Restructuring charges	—	11,115	19,775
Impairment of assets and other	—	20,840	—

Total operating expenses	851,644	865,503	877,471

Operating income	123,123	54,703	70,913
Other income (expense), net	(4,172)	(2,027)	(2,435)

Income before provision for income taxes	118,951	52,676	68,478
Provision for income taxes	44,918	19,859	24,606

Net income	$ 74,033	$ 32,817	$ 43,872

Net income per share:
Basic	$ 1.06	$ 0.47	$ 0.68
Diluted	$ 1.04	$ 0.47	$ 0.67

Weighted-average common shares outstanding (000s):
Basic	70,047	69,418	64,783
Diluted	71,356	70,506	65,584

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Consolidated Statements of Stockholders' Equity and Comprehensive Income
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2005	$ 91	$ 163,557	$ (273,721)	$ (71,606)	$ 477,912	$ 296,233

Comprehensive income:
Net income	—	—	—	—	74,033	74,033
Foreign currency translation adjustment	—	—	—	(597)	—	(597)
Net unrealized gains on foreign currency cash flow hedges	—	—	—	5,278	—	5,278
Less: Reclassification adjustment for realized gains in current earnings	—	—	—	(272)	—	(272)
Total comprehensive income						78,442
Repurchase of Class A common stock (Note 10)	—	—	(24,638)	—	—	(24,638)
Stock-based compensation	—	907	—	—	—	907
Purchase of long-term assets	—	13,512	7,695	—	—	21,207
Exercise of employee stock options (666,000 shares)	—	(349)	6,526	—	—	6,177
Tax benefit of options exercised	—	1,708	—	—	—	1,708
Cash dividends	—	—	—	—	(25,408)	(25,408)
Balance at December 31, 2005	91	179,335	(284,138)	(67,197)	526,537	354,628

Comprehensive income:
Net income	—	—	—	—	32,817	32,817
Foreign currency translation adjustment	—	—	—	3,736	—	3,736
Net unrealized gains on foreign currency cash flow hedges	—	—	—	218	—	218
Less: Reclassification adjustment for realized gains in current earnings	—	—	—	(1,864)	—	(1,864)
Total comprehensive income						34,907
Repurchase of Class A common stock (Note 10)	—	—	(67,452)	—	—	(67,452)
Adjustment related to prior common control merger	—	8,151	—	—	—	8,151
Exercise of employee stock options (519,000 shares)	—	870	4,530	—	—	5,400
Tax benefit of options exercised/restricted shares vested	—	1,836	—	—	—	1,836
Stock-based compensation	—	9,130	171	—	—	9,301
Cash dividends	—	—	—	—	(27,791)	(27,791)
Balance at December 31, 2006	91	199,322	(346,889)	(65,107)	531,563	318,980

Comprehensive income:
Net income	—	—	—	—	43,872	43,872
Foreign currency translation adjustment	—	—	—	(2,236)	—	(2,236)
Net unrealized losses on foreign currency cash flow hedges	—	—	—	(152)	—	(152)
Less: Reclassification adjustment for realized gains in current earnings	—	—	—	(264)	—	(264)
Total comprehensive income						41,220
Repurchase of Class A common stock (Note 10)	—	—	(71,100)	—	—	(71,100)
Exercise of employee stock options (593,000 shares)	—	1,734	3,996	—	—	5,730
Tax benefit of options exercised/restricted shares vested	—	1,770	—	—	—	1,770
Stock-based compensation	—	8,129	—	—	—	8,129
Adoption of FIN 48	—	(1,117)	—	—	(1,458)	(2,575)
Vesting of stock awards	—	(17)	17	—	—	—
Cash dividends	—	—	—	—	(27,145)	(27,145)
Balance at December 31, 2007	$ 91	$ 209,821	$ (413,976)	$ (67,759)	$ 546,832	$ 275,009

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Consolidated Statements of Cash Flows
 (U.S. dollars in thousands)

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities:

Net income	$ 74,033	$ 32,817	$ 43,872
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	30,459	29,132	32,967
Stock-based compensation	907	9,301	8,129
Impairment of Scanner asset	—	18,984	—
Changes in operating assets and liabilities:
Accounts receivable	(626)	(2,786)	(2,647)
Inventories, net	(11,925)	163	(12,312)
Prepaid expenses and other	15,991	(8,289)	(4,623)
Other assets	(5,048)	(9,382)	(31,662)
Accounts payable	(4,906)	118	2,956
Accrued expenses	22,185	6,234	(13,112)
Other liabilities	(6,970)	(497)	25,085

Net cash provided by operating activities	114,100	75,795	48,653

Cash flows from investing activities:
Purchase of property and equipment	(30,884)	(35,680)	(22,736)
Proceeds on investment sales	170,610	173,925	131,525
Purchases of investments	(160,380)	(173,925)	(136,750)
Purchase of long-term assets	(5,548)	(1,981)	—

Net cash used in investing activities	(26,202)	(37,661)	(27,961)

Cash flows from financing activities:
Payment of cash dividends	(25,408)	(27,791)	(27,145)
Repurchase of shares of common stock	(24,638)	(67,452)	(71,100)
Exercise of distributor and employee stock options	6,177	5,400	5,731
Income tax benefit of options exercised	—	1,836	1,770
Payments on long-term debt	(17,074)	(31,611)	(31,733)
Proceeds from long-term debt	30,000	45,000	64,845

Net cash used in financing activities	(30,943)	(74,618)	(57,632)

Effect of exchange rate changes on cash	(11,411)	2,428)	2,914

Net increase (decrease) in cash and cash equivalents	45,544	(34,056)	(34,026)

Cash and cash equivalents, beginning of period	109,865	155,409	121,353

Cash and cash equivalents, end of period	$ 155,409	$ 121,353	$ 87,327

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

1.	The Company

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

Current investments

        Current investments consist entirely of auction rate municipal bonds classified as available-for-sale securities. The Company, through its dealers, purchases and sells these securities at par value and records them at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days and despite the long-term nature of their stated contractual maturities, along with the Company’s investment policy and practice to only invest in high investment grade securities, the Company has the ability to quickly liquidate these securities. As a result, the Company has no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its current investments. Interest income generated from these current investments is recorded in other income. As of December 31, 2007 current investments were $5.2 million. There were no current investments as of December 31, 2006.

Inventories

        Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method. The Company had reserves for obsolete inventory totaling $5.9 million and $5.0 million as of December 31, 2006 and 2007, respectively.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2006	2007

Raw materials	$ 24,550	$ 25,605
Finished goods	67,542	75,187
	$ 92,092	$ 100,792

Property and equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Furniture and fixtures	5 - 7 years
Computers and equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Scanners	3 years
Vehicles	3 - 5 years

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

Revenue recognition

        Revenue is recognized when products are shipped, which is when title and risk of loss pass to independent distributors and preferred customers who are the Company’s customers. A reserve for product returns is accrued based on historical experience totaling $2.3 million and $1.9 million as of December 31, 2006 and 2007, respectively. The Company generally requires cash or credit card payment at the point of sale. The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue. The global compensation plan for the Company’s distributors generally does not provide rebates or selling discounts to distributors who purchase its products and services. The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Advertising expense

        Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2005, 2006 and 2007 totaled approximately $2.4 million, $3.9 million and $2.1 million, respectively.

Research and development

        The Company’s research and development activities are conducted primarily through its Pharmanex division. Research and development costs are included in general and administrative expenses in the accompanying consolidated statements of income and are expensed as incurred and totaled $7.5 million, $8.7 million and $10.0 million in 2005, 2006 and 2007, respectively.

Deferred tax assets and liabilities

        The Company accounts for income taxes in accordance with SFAS 109. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of December 31, 2007, the Company has net deferred tax assets of $72.7 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

Uncertain Tax Positions

        In June 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109" (“FIN 48”). The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balances of retained earnings and additional paid in capital.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2004. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2001. The Company is currently under examination in certain foreign jurisdictions; however, the final outcomes of these reviews are not yet determinable.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (U.S. dollars in thousands):

Gross Balance at January 1, 2007	$38,130
Increases related to prior year tax positions	1,254
Decreases related to prior year tax positions	(6,060)
Increases related to current year tax positions	1,431
Decreases due to lapse of statutes of limitations	(2,880)
Gross Balance at December 31, 2007	$31,875

        At December 31, 2007, the Company had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits may change within the next 12 months by a range of approximately zero to $5 million.

        During the year ended December 31, 2007 the Company recognized approximately $0.5 million in interest and penalties. The Company had approximately $2.7 million of accrued interest and penalties related to uncertain tax positions at December 31, 2007. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

        Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 10).

Foreign currency translation

        Most of the Company's business operations occur outside the United States. The local currency of each of the Company's subsidiaries is considered its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders' equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders' equity in the consolidated balance sheets and transaction gains and losses are included in other income and expense in the consolidated financial statements.

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Stock-based compensation

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense includes all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-dated fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate based on its historical experience.

        In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R.

        Prior to the adoption of SFAS 123R the Company recognized stock based compensation expense in accordance with Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees ("APB 25"). Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price less than the market value of the underlying shares. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

        The total compensation expense related to these plans was approximately $9.3 million and $8.1 million for the years ended December 31, 2006 and 2007. Prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. For the year ended December 31, 2007, all stock-based compensation expense was recorded within general and administrative expenses.

        The Company has elected to follow the transition guidance indicated in Paragraph 81 of FASB Statement No. 123 (revised 2004) for purposes of calculating the pool of excess tax benefits available to absorb possible future tax deficiencies. As such, the Company has calculated its historical "APIC pool" of windfall tax benefits using the long-form method. Furthermore, the Company has elected to use a two-pool approach (segregating employee and nonemployee awards into two separate pools) when accounting for the pool of windfall tax benefits.

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Accounting for derivative instruments and hedging activities

        The Company recognizes all derivatives as either assets or liabilities, with the instruments measured at fair value as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").

        The Company's Subsidiaries enter into significant transactions with each other and third parties that may not be denominated in the respective Subsidiaries' functional currencies. The Company regularly monitors its foreign currency risks and seeks to reduce its exposure to fluctuations in foreign exchange rates using foreign currency exchange contracts and through certain intercompany loans of foreign currency.

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

Recent accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The Company does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008. The Company has evaluated the impact of SFAS 159 and believes it will not significantly impact its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS 141R"), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009, and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders' equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

3.	Related Party Transactions

        The Company leases corporate office and warehouse space from two entities that are owned by certain officers and directors of the Company. Total lease payments to these two affiliated entities were $3.7 million, $3.7 million and $3.8 million for the years ended December 31, 2005, 2006 and 2007 with remaining long-term minimum lease payment obligations under these operating leases of $17.2 million and $13.7 million at December 31, 2006 and 2007, respectively.

4.	Property and Equipment

        Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2006	2007

Furniture and fixtures	$ 49,499	$ 53,517
Computers and equipment	90,108	98,107
Leasehold improvements	53,677	58,584
Scanners	30,291	28,462
Vehicles	3,255	2,096
	226,830	240,766
Less: accumulated depreciation	(140,947)	(152,237)
	$ 85,883	$ 88,529

        Depreciation of property and equipment totaled $24.7 million, $23.7 million and $27.1 million for the years ended December 31, 2005, 2006 and 2007, respectively, which includes amortization expense relating to the Scanners of approximately $7.9 million, $7.3 million and $7.8 million for the years ended December 31, 2005, 2006 and 2007, respectively.

5.	Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2006	2007

Goodwill	$ 112,446	$ 112,446
Trademarks and trade names	24,599	24,599
	$ 137,045	$ 137,045

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

	December 31, 2006		December 31, 2007
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$ 46,482	$ 6,290	$ 46,482	$ 9,323	18 years
Developed technology	22,500	10,139	22,500	10,963	20 years
Distributor network	11,598	6,580	11,598	7,082	15 years
Trademarks	12,452	6,879	12,558	7,510	15 years
Other	21,349	17,743	21,938	18,634	5 years
	$ 114,381	$ 47,631	$ 115,076	$ 53,512	15 years

        Amortization of finite-life intangible assets totaled $5.7 million, $5.4 million and $5.9 million for the years ended December 31, 2005, 2006 and 2007, respectively. Annual estimated amortization expense is expected to approximate $6.0 million for each of the five succeeding fiscal years.

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

6.	Other Assets

        Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2006	2007

Deferred taxes	$ 42,836	$ 60,057
Deposits for noncancelable operating leases	14,476	25,023
Deposit for customs assessment (Note 20)	22,648	24,184
Other	18,252	20,497
	$ 98,212	$ 129,761
7.	Accrued Expenses

        Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2006	2007

Accrued commission payments to distributors	$ 39,142	$ 41,143
Income taxes payable	9,773	3,138
Other taxes payable	16,471	10,890
Accrued payroll and payroll taxes	10,485	9,742
Accrued payable to vendors	6,428	9,641
Accrued severance	—	5,390
Other accruals	37,775	35,676
	$ 120,074	$ 115,620

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

8.	Long-Term Debt

        The Company maintains a $25.0 million revolving credit facility that originally expired in May 2007, and has been extended for 3 years and now expires in May 2010. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. As of December 31, 2007, there were no outstanding balances under this revolving credit facility.

        The Company maintains a $205.0 million multi-currency private shelf facility with Prudential Investment Management, Inc. As of December 31, 2007, the Company had $163.3 million outstanding under its shelf facility, $15.0 million of which is included in the current portion of long-term debt. Of this long-term debt, $115.0 million is U.S. dollar denominated, bears interest of approximately 5.2% per annum and the related discount is amortized in four tranches between five and ten years. The remaining $48.3 million as of December 31, 2007, is Japanese yen-denominated senior promissory notes in the aggregate principal amount of 5.8 billion Japanese yen. The notes bear interest of approximately 2.2% per annum, and the related discounts are amortized in two tranches between five and ten years with interest payable semi-annually. The interest payments on the notes began April 30, 2005. The final maturity date of the notes is April 20, 2014 and principal payments are required annually beginning on April 30, 2008 in equal installments of 445.7 million Japanese yen.

        The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of December 31, 2007, the outstanding balance on the notes was 4.2 billion Japanese yen, or $37.3 million, $16.4 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by the Company’s material subsidiaries or by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

        The following tables summaries the Company’s long-term debt arrangements as of December 31, 2007:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2007(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	4.2 billion yen ($37.3 million as of December 31, 2007)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$30.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2007(2)	Interest Rate	Repayment terms

	$25.0 million	$5.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments beginning July 2010.

	$40.0 million(3)	$40.0 million	6.2%	Notes due July 2017 with annual principal payments beginning July 2011.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($28.0 million as of December 31, 2007)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

	2.7 billion yen	2.7 billion yen ($20.3 million as of December 31, 2007)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)	Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)	The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) includes $12.4 million of the balance on the Company’s 2000 Japanese yen denominated notes, $4.0 million of the balance of the Company’s 2005 Japanese yen denominated notes and $15.0 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency shelf facility

(3)	In January 2008, $20.0 million of this loan was converted from U.S. dollar to Japanese yen at an exchange rate of 108.5. The terms of the loan remain the same, except for the interest rate lowers from 6.2% to 3.3%.

        Interest expense relating to debt totaled $5.5 million, $5.1 million and $8.3 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The notes and shelf facility contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type, including a requirement to maintain a minimum cash balance of $65.0 million. As of December 31, 2007, the Company is in compliance with all financial covenants under the notes and shelf facility.

        Maturities of all long-term debt at December 31, 2007, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2008	$ 31,441
2009	26,441
2010	32,155
2011	18,335
2012	18,335
Thereafter	73,963
Total	$ 200,670
9.	Lease Obligations

        The Company leases office space and computer hardware under noncancelable long-term operating leases including related party leases (see Note 3). Most leases include renewal options of at least three years. Minimum future operating lease obligations at December 31, 2007 are as follows (U.S. dollars in thousands):

Year Ending December 31,

2008	$ 13,194
2009	9,498
2010	6,198
2011	3,335
2012	940
Thereafter	—
Total	$ 33,165

        Rental expense for operating leases totaled $30.5 million, $31.4 million and $32.2 million for the years ended December 31, 2005, 2006 and 2007, respectively.

10.	Capital Stock

        The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share and 100 million shares of Class B common stock, par value $.001 per share. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company’s Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder. All outstanding Class B shares have been converted to Class A shares. As of December 31, 2007 and 2006, there were no Preferred or Class B common shares outstanding.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Weighted-average common shares outstanding

        The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2005	2006	2007

Basic weighted-average common shares outstanding	70,047	69,418	64,783
Effect of dilutive securities:
Stock awards and options	1,309	1,088	801
Diluted weighted-average common shares outstanding	71,356	70,506	65,584

        For the years ended December 31, 2005, 2006 and 2007, other stock options totaling 2.1 million, 2.8 million and 3.3 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Repurchases of common stock

        Since August 1998, the board of directors has authorized the Company to repurchase up to $335.0 million of the Company’s outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for the Company’s equity incentive plans and strategic initiatives. During the years ended December 31, 2005, 2006 and 2007, the Company repurchased approximately 1.2 million, 3.8 million and 4.1 million shares of Class A common stock for an aggregate price of approximately $24.6 million, $67.5 million and $71.1 million, respectively, under these repurchase programs. Included in the 4.1 million shares repurchased in 2007, are 1.5 million shares that were repurchased under a $25.0 million accelerated repurchase transaction during the fourth quarter of 2007. Between August 1998 and December 31, 2007, the Company repurchased a total of approximately 17.9 million shares of Class A common stock under this repurchase program for an aggregate price of approximately $245.4 million.

11.	Stock–Based Compensation

        At December 31, 2007, the Company had the following stock-based employee compensation plans:

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        In the fourth quarter of 2007, the compensation committee of the board of directors approved the grant of performance stock options to certain senior level executives. Vesting for the options is performance based, with the options vesting in two installments if the Company's earnings per share equal or exceed the two established performance levels, measured in terms of diluted earnings per share. Fifty percent of the options will vest upon earnings per share meeting or exceeding the first performance level and fifty percent of the options will vest upon earnings per share meeting or exceeding the second performance level. If the performance levels have not been met on or prior to the 2nd business day following the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, then any unvested options shall terminate at such time.

        The pro forma table below reflects net income and basic and diluted net income per share for the year ended December 31, 2005 had the Company applied the fair value recognition provisions of SFAS 123R, as follows (in thousands, except per share amounts):

December 31,
2005
Net income, as reported	$ 74,033
Less: Stock-based compensation expense determined
under the fair-value-based method for all awards,
net of related tax effects	(5,823)

Pro forma net income	$ 68,210

Net income per share:
Basic - as reported	$ 1.06
Basic - pro forma	$ 0.97

Diluted - as reported	$ 1.04
Diluted - pro forma	$ 0.96

        The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2005	2006	2007

Weighted average grant date fair value of grants	$ 10.43	$ 6.52	$ 5.51
Risk-free interest rate(1)	3.9%	4.9%	3.8%
Dividend yield(2)	1.6%	2.1%	2.5%
Expected volatility(3)	52.6%	44.3%	40.4%
Expected life in months(4)	75 months	58 months	59 months

(1)	The risk-free interest rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.

(2)	The dividend yield is based on the rolling average of annual stock prices and the actual dividends paid in the corresponding 12 months.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

(3)	Expected volatility is based on the historical volatility of our stock price, over a period similar to the expected life of the option.

(4)	The expected term of the option is based on the simplified method.

        Options under the plans as of December 31, 2007 and changes during the year ended December 31, 2007 were as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options activity - service based Outstanding at December 31, 2006	5,863.4	$ 16.38
Granted	523.8	17.45
Exercised	(556.1)	10.28
Forfeited/cancelled/expired	(564.7)	20.05
Outstanding at December 31, 2007	5,266.4	16.74	5.60	$ 11,462
Exercisable at December 31, 2007	3,740.8	15.60	5.20	11,435

Options activity - performance based Outstanding at December 31, 2006	—	$ —
Granted	1,435.0	17.10
Exercised	—	—
Forfeited/cancelled/expired	—	—
Outstanding at December 31, 2007	1,435.0	17.10	6.92	$ —
Exercisable at December 31, 2007	—	—	—	—

Options activity - all options Outstanding at December 31, 2006	5,863.4	$ 16.38
Granted	1,958.8	17.20
Exercised	(556.1)	10.28
Forfeited/cancelled/expired	(564.7)	20.05
Outstanding at December 31, 2007	6,701.4	16.82	5.88	$ 11,462
Exercisable at December 31, 2007	3,740.8	15.60	5.20	11,435

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount varies based on the fair market value of the Company’s stock. The total fair value of options vested and expensed was $4.2 million, net of tax, for the year ended December 31, 2007.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2005, 2006 and 2007, were as follows (in millions):

	2005	2006	2007

Cash proceeds from stock options exercised	$ 6.2	$ 5.4	$ 5.7
Tax benefit realized for stock options exercised	—	1.8	1.8
Intrinsic value of stock options exercised	5.6	3.7	3.4

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in 000s)	Weighted-average Exercise Price	Weighted-average Years Remaining	Shares (in 000s)	Weighted-average Exercise Price

$0.01 to $6.00	6.1	$ 5.40	0.79	6.1	$ 5.40
$6.01 to $11.00	736.5	8.32	3.96	736.5	8.32
$11.01 to $16.00	1,377.7	12.49	4.56	1,332.7	12.38
$16.01 to $20.00	2,942.4	17.48	6.44	629.4	18.27
$20.01 to $28.50	1,638.7	23.13	6.88	1,036.1	23.35
	6,701.4	16.82	5.88	3,740.8	15.60

        Nonvested restricted stock awards as of December 31, 2007 and changes during the year ended December 31, 2007 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value
Nonvested at December 31, 2006	324.8	$ 17.42

Granted	204.4	16.49
Vested	(117.9)	14.65
Forfeited	(59.3)	20.35

Nonvested at December 31, 2007	352.0	17.30

        As of December 31, 2007, there was $4.7 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.8 years. As of December 31, 2007, there was $16.0 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

        Effective August 1, 2006, the Company terminated its Employee Stock Purchase Plan. Prior to terminating the Plan the Company recognized approximately $150,000 in compensation expense for this plan for the year ended December 31, 2006.

12.	Income Taxes

        Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2005, 2006 and 2007 (U.S. dollars in thousands):

	2005	2006	2007

U.S.	$ 70,344	$ 32,907	$ 45,235
Foreign	48,607	19,769	23,243
Total	$ 118,951	$ 52,676	$ 68,478

        The provision for current and deferred taxes for the years ended December 31, 2005, 2006 and 2007 consists of the following (U.S. dollars in thousands):

	2005	2006	2007

Current
Federal	$ 1,572	$ —	$ —
State	1,880	2,121	(94)
Foreign	21,495	24,207	22,090
	24,947	26,328	21,996

Deferred
Federal	14,821	4,115	(298)
State	(278)	(1,767)	2,181
Foreign	5,428	(8,817)	727
	19,971	(6,469)	2,610
Provision for income taxes	$ 44,918	$ 19,859	$ 24,606

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2006	2007

Deferred tax assets:
Inventory differences	$ 4,583	$ 3,481
Stock-based compensation	3,079	5,470
Accrued expenses not deductible until paid	29,467	23,711
Minimum tax credit	3,985	7,611
Net operating losses	14,797	18,190
Foreign outside basis in controlled foreign corporation	9,223	—
Capitalized research and development	17,609	18,779
Asian marketing rights	—	2,321
Other	13,407	44,455
Gross deferred tax assets	96,150	124,018
Deferred tax liabilities:
Exchange gains and losses	9,639	3,719
Pharmanex intangibles step-up	14,480	14,696
Amortization of intangibles	4,066	8,155
Foreign outside basis in controlled foreign corporation	—	599
Prepaid expenses	12,137	11,812
Other	2,692	1,012
Gross deferred tax liabilities	43,014	39,993
Valuation allowance	(1,481)	(11,303)
Deferred taxes, net	$ 51,655	$ 72,722

        At December 31, 2007, the Company had foreign operating loss carryforwards of approximately $82.6 million for tax purposes, which will be available to offset future taxable income. If not used, $50.6 million of carryforwards will expire between 2008 and 2017, while $32.0 million do not expire. The Company also had minimum tax credit carryforwards of $7.6 million, which do not expire and capital loss carryforwards of $1.8 that will expire in 2008.

        The valuation allowance primarily represents amounts for foreign operating loss carry forwards for which it is more likely than not some portion or all of the deferred tax asset will not be realized. When the Company determines that there is sufficient taxable income to utilize the net operating losses, the valuation allowance will be released. The Company relies on certain tax planning strategies to justify the recognition of a portion of its net operating loss carryforwards.

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2006	2007

Net current deferred tax assets	$ 21,294	$ 23,929
Net noncurrent deferred tax assets	42,836	60,057
Total net deferred tax assets	64,130	83,986

Net current deferred tax liabilities	4	—
Net noncurrent deferred tax liabilities	12,471	11,264
Total net deferred tax liabilities	12,475	11,264
Deferred taxes, net	$ 51,655	$ 72,722

        The Company’s deferred tax assets as of December 31, 2007 and 2006 were increased due to the implementation of FIN 48.

        The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The actual tax rate for the years ended December 31, 2005, 2006 and 2007 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2005	2006	2007

Income taxes at statutory rate	35.00%	35.00%	35.00%
Non-deductible expenses	.55	.86	.27
Branch remittance gains and losses	.23	—	—
Other	1.98	1.84	.66
	37.76%	37.70%	35.93%

        The effective tax rate remained nearly constant between 2006 and 2005. The decrease in the effective tax rate in 2007 compared to 2006 was due primarily to the expiration of the statute of limitations in certain tax jurisdictions.

13.	Employee Benefit Plan

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 15% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who work a minimum of 1,000 hours per year, who have completed at least one year of service and who are 21 years of age or older are qualified to participate in the plan. The Company matches 100% of the first 2% and 50% of the next 2% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 25% per year over four years. The Company recorded compensation expense of $1.4 million, $1.4 million and $1.5 million for the years ended December 31, 2005, 2006 and 2007, respectively, related to its contributions to the plan.

        The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $4.5 million, $5.0 million and $5.2 million as of December 31, 2005, 2006 and 2007, respectively. Although Nu Skin Japan has not specifically funded this obligation, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.8 million, $1.0 million and $1.4 million for the years ended December 31, 2005, 2006 and 2007, respectively. Beginning in 2006, this plan is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). The adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

14.	Executive Deferred Compensation Plan

        The Company has an executive deferred compensation plan for select management personnel. Under this plan, the Company currently makes a contribution of up to 10% of each participant’s salary. In addition, each participant has the option to defer a portion of their compensation up to a maximum of 100% of their compensation. Participant contributions are immediately vested. Company contributions vest based on the earlier of: (a) attaining 60 years of age; (b) continuous employment of 20 years; or (c) death or disability. The Company recorded compensation expense of $0.7 million for the years ended December 31, 2005, 2006 and 2007, respectively, related to its contributions to the plan. The Company had accrued $6.3 million and $8.4 million as of December 31, 2006 and 2007, respectively, related to the Executive Deferred Compensation Plan.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

15.	Derivative Financial Instruments

        At December 31, 2006 and 2007, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $10.1 million and none, respectively, to hedge forecasted foreign-currency-denominated intercompany transactions. All such contracts were denominated in Japanese yen. As of December 31, 2006 and 2007, $0.2 million of net unrealized gain and $(0.2) million of net unrealized loss, net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The contracts held at December 31, 2007 have maturities through December 2008, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings were ($0.3 million), $3.3 million and $0.4 million for the years ended December 31, 2005, 2006 and 2007, respectively.

        During 2005, 2006 and 2007, the Company did not have any gains or losses related to hedging ineffectiveness. Additionally, no component of gains and losses was excluded from the assessment of hedging effectiveness. During 2005, 2006 and 2007, the Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

16.	Supplemental Cash Flow Information

        Cash paid for interest totaled $5.6 million, $5.6 million and $7.4 million for the years ended December 31, 2005, 2006 and 2007, respectively. Cash paid for income taxes totaled $15.9 million, $19.4 million and $21.9 million for the years ended December 31, 2005, 2006 and 2007, respectively.

17.	Segment Information

        The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China, the Company utilizes an employed sales force to sell its products through fixed retail locations. Selling expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its Mainland China sales employees paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, Americas, South Asia/Pacific and Europe.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2005	2006	2007

North Asia	$ 649,377	$ 593,789	$ 585,805
Greater China	236,681	208,226	205,026
Americas	162,174	165,908	188,256
South Asia/Pacific	86,673	88,017	101,417
Europe	46,025	59,469	77,163
Total	$ 1,180,930	$ 1,115,409	$ 1,157,667

        Revenue generated by each of the Company’s three product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2005	2006	2007

Pharmanex	$ 667,671	$ 632,705	$ 634,191
Nu Skin	484,281	454,480	498,500
Big Planet	28,978	28,224	24,976
Total	$ 1,180,930	$ 1,115,409	$ 1,157,667

        Additional information as to the Company’s operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2005	2006	2007

Japan	$ 562,031	$ 476,466	$ 443,670
United States	144,555	147,090	167,701
South Korea	87,346	117,323	142,135
Taiwan	92,412	93,159	93,014
Mainland China	102,214	70,492	66,493

	December 31,
Long-lived assets:	2006	2007

Japan	$ 11,902	$ 11,907
United States	43,520	48,378
South Korea	1,274	3,391
Taiwan	2,686	3,299
Mainland China	13,724	9,908

18.	Restructuring charges

         During 2007, the Company recorded restructuring charges of $19.8 million, relating to its efforts to simplify its operations in China and improve operational efficiencies in its corporate offices and reduce investments in unprofitable markets. Approximately $13.9 million of these charges relates to severance payments to terminated employees of which approximately $5.4 million remains accrued at December 31, 2007. The remaining $5.9 million relates to leasehold terminations and tax payments related to the Company's closure of its operations in Brazil in 2007, of which approximately $2.2 million remains accrued at December 31, 2007. The Company expects that substantially all of the restructuring charges accrued as of December 31, 2007 will be paid during the first quarter of 2008.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        During the first half of 2006, the Company recorded restructuring charges of $11.1 million, primarily relating to its restructuring initiative designed to (i) eliminate organizational redundancies, (ii) revamp administrative support functions, (iii) prioritize investments to favor profitable initiatives and markets, and (iv) increase efficiencies in the supply chain process. As a result, the Company’s overall headcount was reduced by approximately 225 employees, the majority of which related to the elimination of positions at the Company’s U.S. headquarters. These expenses consisted primarily of severance and other charges and had all been paid as of December 31, 2006.

19.	Impairment of assets and other

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

        In addition, during the quarter ended March 31, 2006, the Company completed a settlement agreement with Razorstream, a service provider of video content for its digital product category, to terminate its purchase commitments for video technology for approximately $1.8 million.

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

        The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company believes it has appropriately provided for income taxes for all years. Several factors drive the calculation of its tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to the Company’s reserves, which would impact its reported financial results.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        In Taiwan, the Company was currently subject to an audit by tax authorities with respect to the deductibility of distributor commission expenses in that market. In order to avoid the running of the statute of limitations with respect to the 1999, 2000 and 2001 tax years, the Taiwan tax authorities disallowed the Company’s commission expense deductions for those years and assessed the Company a total of approximately $26.0 million. The Company contested this assessment and in the fourth quarter of 2007 the Taiwan tax authorities ruled in the Company’s favor and allowed the deduction of the commission expenses and reversed the previous assessments.

21.	Dividends per Share

        Quarterly cash dividends for the years ended December 31, 2006 and 2007 totaled $27.8 million and $27.1 million, respectively. In February 2008, the board of directors declared a quarterly cash dividend of $0.11 per share for all classes of common stock to be paid on March 19, 2008 to stockholders of record on February 29, 2008.

22.	Quarterly Results

        The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2006				2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$ 265.8	$ 284.1	$ 276.3	$ 289.2	$ 273.6	$ 287.2	$ 290.7	$ 306.1
Gross profit	218.8	235.7	228.0	237.8	223.0	236.2	238.5	250.8
Operating income	(15.5)	23.9	21.0	25.3	17.6	21.0	19.2	13.1
Net income	(10.3)	14.1	13.2	15.9	10.5	13.8	13.5	6.0
Net income per share:
Basic	(0.15)	0.20	0.19	0.23	0.16	0.21	0.21	0.09
Diluted	(0.15)	0.20	0.19	0.23	0.16	0.21	0.21	0.09

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 29, 2008

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

        Changes in Internal Control over Financial Reporting. During the fourth quarter of 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2007, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION

        On February 25, 2008 and February 29, 2008, Nu Skin Enterprises, Inc. (the “Company”) executed amendments (collectively, the “Amendments”) to the following loan and credit agreements (collectively, the “Credit Agreements”): (i) Note Purchase Agreement dated October 12, 2000 between the Company and The Prudential Insurance Company of America, as amended; (ii) Private Shelf Agreement dated as of August 26, 2003 between the Company and Prudential Investment Management, Inc., as amended (the “Private Shelf Agreement”); and (iii) Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions and the Bank of America, N.A., as Administrative Agent, as amended. The Amendments provide that for purposes of calculating the minimum Fixed Charges Coverage ratio the amount of Consolidated Net Income Available for Fixed Charges for the fiscal quarter ended December 31, 2007 shall be increased by $15 million.

PART III

        The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference to our Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission for our 2008 Annual Meeting of Stockholders except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1 - Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. N/A

3.	Exhibits. References to the “Company” shall mean Nu Skin Enterprises, Inc. Exhibits preceded by an asterisk (*) are management contracts or compensatory plans or arrangements.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.4	Amended and Restated Bylaws of the Company (as amended)

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1).

10.1	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	First Amendment to Note Purchase Agreement between the Company and The Prudential Insurance Company of America dated May 1, 2002.

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.5	Fourth Amendment to Note Purchase Agreement, dated as of July 28, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 23, 2006).

10.6	Fifth Amendment to Note Purchase Agreement, dated as of October 5, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.7	Sixth Amendment to Note Purchase Agreement, dated as of November 7, 2007, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007).

10.8	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.9	First Amendment to the Credit Agreement dated December 14, 2001 dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.10	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Third Amendment to the Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12	Fourth Amendment to the Credit Agreement, dated as of July 28, 2006, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 23, 2006).

10.13	Fifth Amendment to the Credit Agreement, dated as of October 5, 2006, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.14	Sixth Amendment to the Credit Agreement, dated as of August 8, 2007, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.S.) (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 15, 2007).

10.15	Seventh Amendment to Credit Agreement, dated as of November 7, 2007, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A.) as administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 13, 2007.)

10.16	Private Shelf Agreement, dated as of August 26, 2003, between the Company and Prudential Investment Management, Inc. (the “Private Shelf Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17	First Amendment to Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18	Second Amendment to Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.19	Third Amendment to Private Shelf Agreement dated June 13, 2005 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.20	Fourth Amendment to Private Shelf Agreement dated July 28, 2006 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 23, 2006).

10.21	Fifth Amendment to Private Shelf Agreement dated October 5, 2006 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.22	Sixth Amendment to Private Shelf Agreement, dated as of November 7, 2007, between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 13, 2007).

10.23	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.24	Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2005 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 8, 2005).

10.25	Series D Senior Notes Nos. D-1, D-2, D-3 and D-4 issued October 5, 2006 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed October 10, 2006).

10.26	Series E Senior Notes Nos. E-1, E-2, E-3, E-4 and E-5 issued January 19, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 25, 2007).

10.27	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.28	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.29	Series E Senior Note E-6, issued July 20, 2007, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on 8-K dated January 8, 2008).

10.30	Series EE Senior Note EE-1, issued January 8, 2008, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on 8-K dated January 8, 2008).

10.31	Series F Senior Notes Nos. F-1 and F-2 issued September 28, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.32	Pledge Agreement dated as of January 31, 2005 by and among Nu Skin Asia Investment, Inc., a wholly-owned subsidiary of the Company, and U.S. Bank National Association, as agent for and on behalf of the Benefited Parties under the Amended and Restated Collateral Agency and Intercreditor Agreement (referred to below) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on March 10, 2005).

10.33	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.34	Amendment to Collateral Agency and Intercreditor Agreement dated May 10, 2000, among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.35	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.36	Master Lease Agreement dated January 16, 2003, by and between Nu Skin International, Inc. and Scrub Oak, LLC

10.37	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.38	Master Lease Agreement dated January 16, 2003, by and between Nu Skin International, Inc. and Aspen Country, LLC.

10.39	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.40	University of Utah Research Foundation and Nu Skin International, Inc. Amended and Restated Patent License Agreement (Exclusive) Dietary Supplement Preventative Healthcare License dated July 1, 2006 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.41	Agreement and Plan of Merger among Nu Skin International, Inc., Pharmanex License Acquisition Corporation, Caroderm, Inc. and certain shareholders of Caroderm, Inc. dated as of March 7, 2006 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K/A filed March 17, 2006).

10.42	Form of Lock-up Agreement executed by certain of the Company’s shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

*10.43	Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.44	Amendment in Total and Complete Restatement of Deferred Compensation Plan. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.45	Nu Skin Enterprises, Inc. Deferred Compensation Plan dated December 12, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.46	Amendment and Restated Deferred Compensation Plan dated January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.47	Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 12, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.48	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10.49	Form of Master Stock Option Agreement (1996 Plan).

*10.50	Form of Stock Option Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.51	Form of Contingent Stock Award Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A filed for the year ended December 31, 2005).

*10.52	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2006).

*10.53	Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.54	Form of Master Stock Option Agreement (2006 Plan Performance Option (U.S.)).

*10.55	Form of Master Stock Option Agreement (2006 Plan Performance Option (non-U.S.)).

*10.56	Form of Master Stock Option Agreement for Directors (2006 Plan) (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year 2006).

10.57	Form of Revised Director Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.58	Form of Director Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.59	Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.60	Intentionally left blank.

*10.61	Nu Skin Enterprises, Inc. 2006 Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 1, 2006).

*10.62	Performance Targets and Formulas for 2007 (Approved under the 2006 Senior Executive Incentive Plan) (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.63	Performance Targets and Formulas 2008 (Approved under the 2006 Senior Executive Incentive Plan).

*10.64	Nu Skin Enterprises, Inc. Senior Executive Benefits Policy (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.65	Summary Description of Nu Skin Japan Director Retirement Allowance Plan (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year 2006).

*10.66	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.67	Employment Letter between the Company and Truman Hunt dated January 17, 2003.

*10.68	Amendment to Employment Letter with M. Truman Hunt dated September 22, 2005 and Amendment to provisions of the Company’s Executive Incentive Plan with respect to Mr. Hunt (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.69	CEO compensation changes (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.70	Restricted Stock Purchase Agreement, dated as of January 17, 2003, between the Company and Truman Hunt (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.71	Employment Letter with Robert Conlee effective November 26, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.72	Joseph Y. Chang Employment Agreement dated April 17, 2006 between Mr. Chang and the Company (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 18, 2006).

*10.73	Daniel Chard Employment Agreement effective February 13, 2006 between Mr. Chard and the Company (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.74	Summary of Non-management Director compensation (revised effective year 2007) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.75	Event Appearance Bonus Guidelines (Approved for Sandra Tillotson in October 2006) (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.76	Andrew Fan Employment Letter Agreement dated August 10, 2007 between Mr. Fan and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.77	Gary Sumihiro Employment Letter dated March 16, 2007 between Mr. Sumihiro and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2007).

*10.78	Form of Key Employee Covenants (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.79	Settlement and Release Agreement for Robert Conlee dated August 18, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 23, 2007).

*10.80	Robert Conlee Letter of Understanding dated July 6, 2007 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 23, 2007).

10.81	Accelerated Share Repurchase Agreement between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.82	Seventh Amendment to Note Purchase Agreement, dated as of February 25, 2008, between the Company and The Prudential Insurance Company of America.

10.83	Seventh Amendment to Private Shelf Agreement, dated as of February 25, 2008, between the Company, Prudential Investment Management, Inc. and certain other lenders.

10.84	Letter Agreement between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed November 7, 2007).

10.85	Letter Agreement among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. (as successor to Bank of America, N.A.) as administrative agent (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed November 7, 2007).

10.86	Letter Agreement among the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed November 7, 2007).

10.87	Eighth Amendment to Credit Agreement, dated as of February 29, 2008, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A.) as successor administrative agent.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

NU SKIN ENTERPRISES, INC.
By: /s/ M. Truman Hunt M. Truman Hunt, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2008.

Signatures	Capacity in Which Signed

/s/ Blake M. Roney
Blake M. Roney	Chairman of the Board

/s/ M. Truman Hunt	Chief Executive Officer and Director
M. Truman Hunt	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Sandra N. Tillotson
Sandra N. Tillotson	Senior Vice President, Director

/s/ Steven J. Lund
Steven J. Lund	Director

/s/ Daniel W. Campbell
Daniel W. Campbell	Director

/s/ E. J. "Jake" Garn
E. J. "Jake" Garn	Director

/s/ Christine Day
Christine Day	Director

/s/ Andrew D. Lipman
Andrew D. Lipman	Director

/s/ Desmond C. Wong
Desmond C. Wong	Director

/s/ Patricia Negrón
Patricia Negrón	Director

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualification, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.4	Amended and Restated Bylaws of the Company (as amended)

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1).

10.1	Note Purchase Agreement dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	First Amendment to Note Purchase Agreement between the Company and The Prudential Insurance Company of America dated May 1, 2002.

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.5	Fourth Amendment to Note Purchase Agreement, dated as of July 28, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 23, 2006).

10.6	Fifth Amendment to Note Purchase Agreement, dated as of October 5, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.7	Sixth Amendment to Note Purchase Agreement, dated as of November 7, 2007, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007).

10.8	Credit Agreement dated as of May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.9	First Amendment to the Credit Agreement dated December 14, 2001 dated May 10, 2001 among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.10	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Third Amendment to the Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12	Fourth Amendment to the Credit Agreement, dated as of July 28, 2006, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 23, 2006).

10.13	Fifth Amendment to the Credit Agreement, dated as of October 5, 2006, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.14	Sixth Amendment to the Credit Agreement, dated as of August 8, 2007, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.S.) (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 15, 2007).

10.15	Seventh Amendment to Credit Agreement, dated as of November 7, 2007, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A.) as administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 13, 2007.)

10.16	Private Shelf Agreement, dated as of August 26, 2003, between the Company and Prudential Investment Management, Inc. (the “Private Shelf Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17	First Amendment to Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18	Second Amendment to Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.19	Third Amendment to Private Shelf Agreement dated June 13, 2005 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.20	Fourth Amendment to Private Shelf Agreement dated July 28, 2006 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 23, 2006).

10.21	Fifth Amendment to Private Shelf Agreement dated October 5, 2006 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.22	Sixth Amendment to Private Shelf Agreement, dated as of November 7, 2007, between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 13, 2007).

10.23	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.24	Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2005 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 8, 2005).

10.25	Series D Senior Notes Nos. D-1, D-2, D-3 and D-4 issued October 5, 2006 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed October 10, 2006).

10.26	Series E Senior Notes Nos. E-1, E-2, E-3, E-4 and E-5 issued January 19, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 25, 2007).

10.27	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.28	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.29	Series E Senior Note E-6, issued July 20, 2007, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on 8-K dated January 8, 2008).

10.30	Series EE Senior Note EE-1, issued January 8, 2008, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on 8-K dated January 8, 2008).

10.31	Series F Senior Notes Nos. F-1 and F-2 issued September 28, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.32	Pledge Agreement dated as of January 31, 2005 by and among Nu Skin Asia Investment, Inc., a wholly-owned subsidiary of the Company, and U.S. Bank National Association, as agent for and on behalf of the Benefited Parties under the Amended and Restated Collateral Agency and Intercreditor Agreement (referred to below) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on March 10, 2005).

10.33	Collateral Agency Agreement dated October 12, 2000, by and between the Company, State Street Bank and Trust Company of California, N.A., as Collateral Agent, and the lenders and noteholders party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.34	Amendment to Collateral Agency and Intercreditor Agreement dated May 10, 2000, among State Street Bank and Trust Company of California, N.A., as Collateral Agent, The Prudential Insurance Company of America, as Senior Noteholder and ABN AMRO Bank N.V., as Senior Lender (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.35	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.36	Master Lease Agreement dated January 16, 2003, by and between Nu Skin International, Inc. and Scrub Oak, LLC

10.37	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.38	Master Lease Agreement dated January 16, 2003, by and between Nu Skin International, Inc. and Aspen Country, LLC.

10.39	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.40	University of Utah Research Foundation and Nu Skin International, Inc. Amended and Restated Patent License Agreement (Exclusive) Dietary Supplement Preventative Healthcare License dated July 1, 2006 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.41	Agreement and Plan of Merger among Nu Skin International, Inc., Pharmanex License Acquisition Corporation, Caroderm, Inc. and certain shareholders of Caroderm, Inc. dated as of March 7, 2006 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K/A filed March 17, 2006).

10.42	Form of Lock-up Agreement executed by certain of the Company’s shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2003).

*10.43	Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.44	Amendment in Total and Complete Restatement of Deferred Compensation Plan. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.45	Nu Skin Enterprises, Inc. Deferred Compensation Plan dated December 12, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.46	Amendment and Restated Deferred Compensation Plan dated January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.47	Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 12, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.48	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10.49	Form of Master Stock Option Agreement (1996 Plan).

*10.50	Form of Stock Option Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.51	Form of Contingent Stock Award Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A filed for the year ended December 31, 2005).

*10.52	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2006).

*10.53	Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.54	Form of Master Stock Option Agreement (2006 Plan Performance Option (U.S.)).

*10.55	Form of Master Stock Option Agreement (2006 Plans Performance Option (non-U.S.)).

*10.56	Form of Master Stock Option Agreement for Directors (2006 Plan) (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year 2006).

10.57	Form of Revised Director Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.58	Form of Director Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.59	Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.60	Intentionally left blank.

*10.61	Nu Skin Enterprises, Inc. 2006 Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 1, 2006).

*10.62	Performance Targets and Formulas for 2007 (Approved under the 2006 Senior Executive Incentive Plan) (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.63	Performance Targets and Formulas 2008 (Approved under the 2006 Senior Executive Incentive Plan).

*10.64	Nu Skin Enterprises, Inc. Senior Executive Benefits Policy (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.65	Summary Description of Nu Skin Japan Director Retirement Allowance Plan (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year 2006).

*10.66	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.67	Employment Letter between the Company and Truman Hunt dated January 17, 2003.

*10.68	Amendment to Employment Letter with M. Truman Hunt dated September 22, 2005 and Amendment to provisions of the Company’s Executive Incentive Plan with respect to Mr. Hunt (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.69	CEO compensation changes (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.70	Restricted Stock Purchase Agreement, dated as of January 17, 2003, between the Company and Truman Hunt (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.71	Employment Letter with Robert Conlee effective November 26, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.72	Joseph Y. Chang Employment Agreement dated April 17, 2006 between Mr. Chang and the Company (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 18, 2006).

*10.73	Daniel Chard Employment Agreement effective February 13, 2006 between Mr. Chard and the Company (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.74	Summary of Non-management Director compensation (revised effective year 2007) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.75	Event Appearance Bonus Guidelines (Approved for Sandra Tillotson in October 2006) (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.76	Andrew Fan Employment Letter Agreement dated August 10, 2007 between Mr. Fan and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.77	Gary Sumihiro Employment Letter dated March 16, 2007 between Mr. Sumihiro and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2007).

*10.78	Form of Key Employee Covenants (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.79	Settlement and Release Agreement for Robert Conlee dated August 18, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 23, 2007).

*10.80	Robert Conlee Letter of Understanding dated July 6, 2007 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 23, 2007).

10.81	Accelerated Share Repurchase Agreement between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.82	Seventh Amendment to Note Purchase Agreement, dated as of February 25, 2008, between the Company and The Prudential Insurance Company of America.

10.83	Seventh Amendment to Private Shelf Agreement, dated as of February 25, 2008, between the Company, Prudential Investment Management, Inc. and certain other lenders.

10.84	Letter Agreement between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed November 7, 2007).

10.85	Letter Agreement among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. (as successor to Bank of America, N.A.) as administrative agent (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed November 7, 2007).

10.86	Letter Agreement among the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed November 7, 2007).

10.87	Eighth Amendment to Credit Agreement, dated as of February 29, 2008, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A.) as successor administrative agent.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.