Form 10-K/A
period 2007-12-31
NU SKIN ENTERPRISES INC
filed 2008-04-29
CIK 1021561

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

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Documents incorporated by reference. None.

Explanatory Note

        This Amendment No. 1 to Form 10-K (the “Amendment”) amends Nu Skin’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on February 29, 2008 (the “Original Filing”). We are refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement containing such information will not be filed within 120 days after the end of our fiscal year ended December 31, 2007. In addition, we are including information in Item 9B regarding the revised deadline for submitting stockholder proposals to be included in our proxy statement for our annual meeting in 2008. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

        Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part II, Item 9B and Part III, Items 10 through 14 are true or complete as of any date subsequent to the Original Filing.

TABLE OF CONTENTS

PART II	-1-

Item 9B.	Other Information	-1-

PART III	-1-

Item 10.	Directors, Executive Officers and Corporate Governance	-1-

Item 11.	Executive Compensation	-3-

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	-29-

Item 13.	Certain Relationships and Related Transactions and Director Independence	-32-

Item 14.	Principal Accountant Fees and Services	-33-

PART IV	-34-

Item 15.	Exhibits and Financial Statement Schedules	-34-

SIGNATURES	-35-

EXHIBITS	-36-

-i-

PART II

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

        The date of the Company’s Annual Meeting of Stockholders will be June 25, 2008. As a consequence of having advanced the date of the Annual Meeting of Stockholders by more than 30 days from the date of the previous annual meeting, the deadline for the Company’s receipt of stockholder proposals for inclusion in the proxy statement and for a stockholder proposal to be raised at this year's annual meeting was December 26, 2007.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

        The information for our executive officers is contained in Part I, Item 1 of our Form 10-K. Set forth below are the name, age, and business experience of each of our directors, listed in alphabetical order:

        Daniel W. Campbell, 53, has served as a director of our company since March 1997 and currently serves as our Lead Independent Director. Mr. Campbell has been a Managing General Partner of EsNet, Ltd., a privately held investment company, since 1994. From 1992 to 1994, Mr. Campbell was the Senior Vice President and Chief Financial Officer of WordPerfect Corporation, a software company, and prior to that was a partner of Price Waterhouse LLP. He currently serves as a director of The SCO Group, Inc., a provider of software solutions for businesses. He received a B.S. degree from Brigham Young University.

        Christine Day, 46, has served as a director since May 2007. Ms. Day was recently appointed to serve as the Chief Executive Officer of Lululemon Athletica, a marketer of athletic and casual wear, beginning in June. She was serving as the Executive Vice President of Lululemon Athletica, a position she has held since January 2008. Ms. Day previously served as President of the Asia Pacific Group for Starbucks Coffee from January 2004 to February 2007. Prior to her role as president of the Asia Pacific Group, Ms. Day served in a variety of positions with Starbucks since 1986, including senior vice president of Starbucks Coffee International, senior vice president of North American finance and administration, and senior vice president of North American strategic business systems. She currently serves as a member of the board of directors of Select Comfort (NASDAQ: SCSS). She graduated from Central Washington University with a bachelor of arts in Administration and is a graduate of Harvard Business School’s Advanced Management Program. Ms. Day has notified the Company that she will not be standing for re-election at the Company’s annual meeting of shareholders this year.

        Jake Garn, 75, has served as a director of our company since March 1997. Senator Garn served as a Managing Director of Summit Ventures, LLC, a lobbying firm, from 2000 to 2004, when he retired. He currently serves on the boards of directors of Franklin Covey Co., a provider of time management seminars and products and Headwaters, Inc., a provider of products, technologies and services to the energy, construction and home improvement industries. From 1974 to 1993, Senator Garn was a member of the United States Senate and served on numerous Senate Committees. He received a B.S. degree from the University of Utah.

        M. Truman Hunt, 49, has served as our President since January 2003 and our Chief Executive Officer since May 2003. He has also served as a director of our company since May 2003. Mr. Hunt joined Nu Skin International, Inc. (“NSI”) (which we acquired in 1998) in 1994 and has served in various positions with NSI and our company, including Vice President and General Counsel from May 1998 to January 2003 and Executive Vice President from January 2001 until January 2003. Prior to 1994, Mr. Hunt served as President and Chief Executive Officer of Better Living Products, Inc., an NSI affiliate involved in the manufacture and distribution of houseware products sold through traditional retail channels and he was a securities and business attorney in private practice. He received a B.S. degree from Brigham Young University and a J.D. degree from the University of Utah.

        Andrew D. Lipman, 56, has served as a director of our company since May 1999. Mr. Lipman is a partner and head of the Telecommunications, Media and Technology Group of Bingham McCutchen LLP, an international law firm. Mr. Lipman previously held a similar position from 1988 with Swidler Berlin, LLP, which mergered with Bingham and McCutchen in 2006. He also currently serves as a member of the boards of directors of Sutron Corporation, a provider of hydrological and meteorological monitoring products, and The Management Network Group, Inc., a telecommunications-related consulting firm. He received a B.A. degree from the University of Rochester and a J.D. degree from Stanford Law School.

        Steven J. Lund, 55, has served as a director and Vice Chairman of our company since September of 2006. Prior to this, he was on a three-year leave of absence serving on a church assignment in Georgia. Mr. Lund served as President, Chief Executive Officer, and a director of our company from its inception in 1996 until his 2003 leave of absence. Mr. Lund was a founding shareholder of Nu Skin International, Inc. (NSI) (which we acquired in 1998) and served as the Executive Vice President of NSI until the Company’s acquisition of NSI. Mr. Lund previously worked as an attorney in private practice. He received a B.A. degree from Brigham Young University and a J.D. degree from Brigham Young University’s J. Reuben Clark Law School.

        Patricia Negrón, 41, has served as a director of our company since June 2005. Ms. Negrón is currently an independent business consultant, author and advisor to Goode Partners, LLC. In 1999, Ms. Negrón launched the financial advisory group at Breakaway Solutions, an internet consulting firm, which she managed until 2001. Ms. Negrón previously worked as a research analyst at the investment banking firm of Adams Harkness & Hill. She received a B.S. degree from Armstrong Atlantic State University and a Certificate of Special Studies in Administration and Management from Harvard University Extension School.

        Blake M. Roney, 50, has served as Chairman of the Board since our inception in 1996. Mr. Roney was a founder of NSI in 1984 and served as its Chief Executive Officer and President until our acquisition of NSI in March 1998. Since our acquisition of NSI, Mr. Roney has retained his position as Chairman of the Board of our company. He received a B.S. degree from Brigham Young University.

        Sandra N. Tillotson, 51, has served as a director of our company since its inception in 1996 and as Senior Vice President since May 1998. Ms. Tillotson was a founding shareholder of NSI and served as a Vice President of NSI from its formation until our acquisition of NSI in 1998. She earned a B.S. degree from Brigham Young University.

        We are not aware of any family relationships among any of our directors or executive officers. Our Certificate of Incorporation contains provisions eliminating or limiting the personal liability of directors for violations of a director’s fiduciary duty to the extent permitted by the Delaware General Corporation Law.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who own beneficially more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors, and greater than 10% beneficial owners are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the fiscal year ended December 31, 2007, all officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except for the following: Each of Mr. Joe Chang and Mr. Dan Chard filed one late report on Form 4 related to one transaction and Ms. Melisa Quijano filed a late report on Form 3. In addition, Andrew Fan filed one late report with respect to one transaction by his wife.

Code of Conduct

        We have adopted a code of conduct that applies to all of our employees, officers and directors, including our subsidiaries. This code is available on our website at http://ww.nuskinenterprises.com. In addition, any substantive amendments we make to this code, and any material waivers we grant (including implicit waivers) to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be disclosed on our website.

Audit Committee

         The audit committee currently consists of Daniel Campbell (its chair), Christine Day and Patricia Negrón, each of whom is independent within the meaning of the listing standards of the New York Stock Exchange. The Board of Directors has determined that Daniel Campbell is an audit committee financial expert as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission. The Audit Committee’s responsibilities include, among other things:

•	selecting our independent registered public accounting firm;

•	reviewing the activities and the reports of the independent registered public accounting firm;

•	reviewing our quarterly and annual financial statements and our significant accounting policies, practices and procedures;

•	approving in advance the audit and non-audit services provided by the independent registered public accounting firm; and

•	reviewing the adequacy of our internal controls and internal auditing methods and procedures.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

        Our Compensation Committee is responsible for establishing and administering our executive compensation program, which consists of a variety of components, including base salary, cash incentive bonuses, equity awards, and retirement benefits. This compensation and discussion analysis is intended to provide more information regarding:

•	our compensation objectives;

•	the various components of our compensation program and how they relate to our objectives;

•	the factors taken into consideration in establishing the levels of compensation or participation in these various components; and

•	the compensation decisions during the year related to the compensation of the Chief Executive Officer, the Chief Financial Officer, and the other executive officers listed in the summary compensation table (the “Named Officers”) and factors and analysis related to such decisions.

Objectives

        The primary objectives of our compensation program are to:

•	successfully recruit and retain experienced and talented executives;

•	provide competitive compensation arrangements that are linked to corporate and individual performance; and

•	align the financial interests of our executives with those of our stockholders.

        The following table identifies each of the key components of our compensation program and the primary objectives that each of the components is designed to accomplish:

Component of Compensation Program	Primary Objective

Base Salary	Retention

Discretionary Bonuses	Retention
Pay-for-Performance

Cash Incentive Plan	Pay-for-Performance
Stockholder Alignment

Equity Incentive Plan	Pay-for-Performance
Stockholder Alignment
Retention

Retirement and Deferred Compensation Plans	Retention

Severance Arrangements	Retention

        We also provide perquisites and other personal benefits to executive officers that represent a very small portion of their overall compensation.

Process for Determining Compensation

Role of Compensation Committee and Chief Executive Officer

        The Compensation Committee is responsible for evaluating the performance of the Chairman and the Chief Executive Officer relative to their performance goals and targets and for setting their compensation. The Compensation Committee has given the Chief Executive Officer the responsibility of evaluating the performance of the other executive officers and discussing the evaluations with the Compensation Committee. The Chairman and Chief Executive Officer can also make recommendations to the Compensation Committee with regard to the compensation packages for new executive officers and/or adjustments in compensation for other executive officers. The Compensation Committee reviews any such recommendations and has the authority to approve, revise, or reject such recommendations.

Use of Compensation Consultants and Survey Data

        The Compensation Committee has retained the services of Frederic W. Cook & Co. as its independent compensation consultant to assist the Compensation Committee in the review of our executive compensation program, to provide compensation data and alternatives to the Committee, and to provide advice to the Committee as requested. The compensation consultant engaged by the Compensation Committee generally does not perform any work for our company outside of the services it performs for the Compensation Committee. We utilized the compensation data and alternatives provided by the compensation consultant to analyze compensation decisions in light of current market rates and practices, and to help ensure that our compensation decisions are competitive in the market and economically defensible. We compare the compensation proposals for our Named Officers to the compensation practices of a peer group of publicly-traded companies that compete in our industry or are similar in size to us. The competitive cash compensation data provided by Frederic W. Cook & Co. includes limited use of national survey data calibrated for all industries for companies with similar revenue levels as us. The group is reviewed and updated by the Compensation Committee from time to time to insure we are utilizing an appropriate group in terms of size and relevance. The group was most recently reviewed and revised in November 2007 by the Compensation Committee taking into account the input and recommendations of Fredric W. Cook & Co. The Compensation Committee determined that it was appropriate to expand the group to include consumer product companies with market capitalizations in the range of 1/3rd to 3 times our market capitalization. The three companies removed from the previous peer group had market capitalizations outside this range. The revised peer group was used in analyzing the special equity grant in December 2007 as discussed below. Our company is at the median of this group with respect to revenue and market capitalization. Peer group information and other data is only one factor used by the Committee in making decisions. The following table indicates the companies that are included in the revised peer group as well as the companies that were included in the previous peer group.

Current Peer Group	Previous Peer Group
Bare Escentuals	Alberto Culver
Blyth	Blyth
Chattern	Church and Dwight
CSS Industries	Elizabeth Arden
Elizabeth Arden	Herbalife
Gaiam	NBTY
Herbalife	Perrigo
Inter Parfums	Playtex Products
NBTY	Sensient Tech
Perrigo	Tupperware
Playtex Products	USANA Health Sciences
Prestige Brands	Weight Watchers
Sensient
Tupperware Brands
Usana Health Sciences

Mix of Compensation

        When we review the compensation for an executive, we do not use a specific formula or allocation targets to establish the level or mix of compensation. Rather, we exercise judgment in determining a mix of compensation that we believe is appropriate to accomplish our compensation objectives under the circumstances applicable to the executive. We also take into consideration the relative mix of compensation provided by other companies and try to make sure each component is competitive. When reviewing one component of compensation, we will consider the compensation paid under other components. For example, in the past we took into consideration the value of Mr. Hunt’s initial unvested restricted stock grant when considering his salary level, which has resulted in his salary being below the median of our peer group. Historically, a majority of target compensation is typically tied to corporate performance in the form of our cash incentive plans and our equity incentive plans.

Components of Compensation

Base Salaries

        In establishing and approving base salaries, we consider various factors including:

•	current market practices and salary levels;

•	the nature of each executive officer's responsibilities and capabilities;

•	individual performance and the performance of our company;

•	the overall total direct compensation of an executive officer, consisting of base salary, targeted cash incentive payments and other cash payments, and equity incentive awards;

•	competitive offers made to executive officers and the level of salary that may be required to recruit or retain our executive officers; and

•	the recommendations of the Chairman of the Board and the Chief Executive Officer for officers other than themselves.

        Base salaries are typically reviewed annually during our evaluation period in February and March and changes are typically made effective for the first pay period ending in April. We do not assign any specific weights to the factors identified above, but emphasize establishing base salaries that are competitive with the salaries paid by other companies in order to enable us to attract and retain qualified and effective executive officers. In order to remain competitive, we use the median level for base salaries from our peer group and industry surveys as a guideline, except for our key performers, which include our Named Officers, where we use the 75th percentile as a guideline. We use a higher threshold for our key performers because we believe that maintaining a higher salary level for key performers will increase retention. However, these levels are merely guidelines, and we set salaries above and below these guidelines depending on various factors, including corporate and individual performance, experience in the position, the uniqueness of the position and responsibility, levels of other compensation components, and level of retention risk.

        The salaries of Mr. Hunt and all other executive officers were reviewed in the first quarter of 2007. Based on the decrease in operating income in 2006 and the efforts to control costs, no increases were approved for the Named Officers, except for the contractual increase of $25,000 that Mr. Chard was entitled to under the terms of his employment agreement. Mr. Hunt unilaterally reduced his own base salary in 2006 from $665,000 to $550,000. Mr. Sumihiro’s base salary was approved in connection with the employment agreement offered to him to accept a position as the head of our Japan operations. Based on Mr. Sumihiro’s years of experience at Amway Japan, including his position as chief operating officer and the limited pool of qualified candidates with high level management experience in direct selling in Japan, we believe the approved salary level was appropriate. Mr. Sumihiro’s base salary also includes a $100,000 foreign service premium related to his position as an expatriate (a foreign service assignment).

Cash Incentive Bonuses

        Consistent with our objective to tie a significant portion of the executive officers’ compensation to our financial performance, we utilized a cash incentive plan that paid incentive bonuses based on our performance in quarterly and semi-annual incentive periods in 2007. The plan was designed to motivate executive officers and reward them for meeting their short-term operating targets. We used revenue and operating income as the two performance targets in 2007, with 70% of the bonus tied to revenue targets and 30% of the bonus tied to operating income targets. We have historically elected to allocate a larger portion of the bonus to revenue because we believe that revenue growth is critical to our long-term success. However, we also include operating income targets so that revenue growth does not come at the expense of the bottom line. If the minimum operating target is not achieved, we do not pay a bonus even if the associated revenue target is met. Because our executive officers cannot control foreign currency fluctuations, we have eliminated the impact of foreign currency fluctuations on the performance targets by using fixed foreign currency exchange rates in calculating targets and actual performance. We establish our revenue and operating targets for the first two quarters of the year and the first semi-annual period at the beginning of the year. We establish targets for the last two quarters and second semi-annual period in the middle of the year, generally following completion of the second quarter. The bonus amounts payable for the quarterly periods are paid at half the rate of the semi-annual period bonuses.

        Bonuses are computed based upon the degree to which the targeted performance measures were met or exceeded. We establish incentive targets at three levels, referred to as “Minimum,” “Budget,” and “Stretch” targets. If Budget targets are met for a particular incentive period, a participant will receive a bonus amount equal to the pre-established percentage of salary (the “Target Bonus”). If a Budget target is not met, the bonus amount decreases linearly until reaching 50% of the Target Bonus at the Minimum target level. No bonus is paid if Minimum operating income targets are not met. To the extent actual revenue or operating income measures exceed Budget level, the bonus amount increases linearly above the Target Bonus until reaching 200% of the Target Bonus at the Stretch level. If performance exceeds the Stretch level, the bonus amount increases in proportion to the extent to which Stretch targets are exceeded, but may not exceed $3 million under the terms of our incentive plan. The Compensation Committee has the discretion to exclude extraordinary, infrequent or non-operational items or amounts from the calculations to the extent it determines appropriate. During the last three years, bonuses at the corporate level have been earned for six of the 12 quarterly incentive periods, and three of the six semi-annual periods. Approximately half of the bonuses were paid out below target bonus level. Based on our review of our incentive plan, our performance compared to our peer group, and the relative level of bonuses earned by our executives compared to our peer group, we believe that the level of bonuses paid under our incentive plan has been reflective of and consistent with corporate performance. For example, the level of bonuses paid to our executives was below the median and consistent with our performance as compared to our peer group.

        We set the targeted level of bonuses (the “Target Bonus Percentages”) based on an executive officer’s position and responsibility and market practices. The target levels are intended to tie a meaningful portion of an executive officer’s total cash compensation to our performance. We have set Mr. Hunt’s target bonus percentage at 100%, which is in line with the market practices of our peer group. Because we believe that our other top corporate executives should work as a team and share the responsibility to support the goals and performance of our company, we have typically structured our cash incentives for these executives to be similar in size and composition. The target bonuses for our Chairman, Mr. Roney, and the Named Officers serving on our executive committee (Mr. Chang, Mr. Chard, and Mr. Wood) are set at 60% and are tied to the same targets as Mr. Hunt’s. Because Mr. Sumihiro is the President of our operations in Japan, his bonus is tied to revenue and operating profit in Japan. His target bonus percentage is set at 50%, which is consistent with the bonus percentages of our regional heads who are not on our executive management committee.

Incentive Plan Targets

        The table below sets forth the operating income and revenue targets for the incentive periods in 2007, the actual performance both in amount and as a percentage of the target performance, and the percentage of the target bonus that was earned.* The total dollar amount of the bonuses earned is set forth in the Summary Compensation Table.

(dollar amounts expressed in thousands)
	Q1 2007	Q2 2007	H1 2007	Q3 2007	Q4 2007	2H 2007

Revenue
Budget Target	$277,385	$297,294	$574,679	$295,304	$304,365	$599,669
Actual	$272,250	$290,339	$562,589	$288,032	$296,828	$584,860
% of Target	98%	98%	98%	98%	98%	98%
% of Target Bonus	76%	70%	73%	0%	0%	0%

Operating Profit
Budget Target	$ 19,000	$ 25,900	$ 44,900	$ 23,700	$ 33,000	$ 56,700
Actual	$ 17,682	$ 25,229	$ 42,911	$ 18,672	$ 23,709	$ 42,381
% of Target	93%	97%	96%	79%	72%	75%
% of Target Bonus	67%	82%	75%	0%	0%	0%

*         We establish targets and determine bonus payouts based on pre-established, fixed currency exchange rates. Differences between actual results reported in the table above and results reported in our audited financial statements are a result of the difference between the fixed currency rates established for bonuses and actual foreign currency exchange rate fluctuations during the period. In addition, we also excluded the following charges in determining actual performance: (a) fourth quarter restructuring charges of $17.0 million; and (b) second quarter expenses of $2.8 million related to closing operations in Brazil. We believe it was appropriate to exclude the charges so that management would not be penalized for making decisions to improve profitability and based on the understanding that targets for the second half of 2007 would be adjusted to reflect anticipated cost savings with respect to closing Brazil, and targets for 2008 would reflect the anticipated cost savings with respect to the actions taken in the fourth quarter.

        As indicated above, Mr. Sumihiro’s bonus targets were based on Japan’s operating results, and no bonuses were earned under the plan based on these results in Japan during the year.

        For 2008, we have made several changes to increase the alignment of our cash incentive plan to the interests of our stockholders. First, 50% of the target bonus will be tied to meeting annual incentive targets rather than semi-annual targets. Second, payment of bonuses will be tied to meeting earnings per share targets rather than operating income targets. Third, for corporate officers, 50% of the target bonus will now be tied to operating income as opposed to 30%. Finally, performance will not be calculated using fixed foreign currency exchange rates, but will based on our actual financial results except as described below. We believe these changes will better align the efforts our management team with the interests of our stockholders and help focus their efforts on annual results. The measurement of actual performance will be adjusted, however, to eliminate the impact of foreign currency swings if the Yen moves outside of a pre-established range. In addition, a bonus can be reduced by up to 10% for corporate officers (Mssrs. Hunt, Chang, Chard and Wood) or 20% for the heads of key regions and markets (Mr. Sumihiro) if individual performance goals are not met. In 2008, no changes were made to the target bonus percentages of the Named Officers.

Other Bonus

        We retain the right to make discretionary bonuses to executive officers for excellent performance and other factors. We believe that it is appropriate to reward for superior individual performance in exceptional circumstances. However, we have generally only approved discretionary bonuses in limited circumstances. No discretionary bonuses were paid to the Named Officers in 2007.

        We have also historically made a year-end holiday gift payment to all corporate employees, including the Named Officers, in the form of a gift certificate or similar merchant credit arrangement or cash in an amount equal to a percentage of each employee’s base salary (typically approximately two-week’s salary). The amount of the year-end holiday gift we paid to the Named Officers is included in the bonus column of the Summary Compensation Table and represents the same percentage of pay as was provided to other corporate employees.

        We have occasionally agreed to pay retention or guaranteed bonuses when we have determined it was necessary to attract or retain a key executive. We believe a retention bonus paid at the end of an agreed upon employment period can provide a greater incentive to remain employed than an equivalent increase in salary because the salary is paid pro rata throughout the period and the retention bonus is only paid if the employee remains employed at the end of the employment period. In 2007, a retention bonus of $200,000 was paid to Mr. Chang pursuant to the terms of Mr. Chang’s compensation package that was negotiated in 2006 in light of other opportunities available to Mr. Chang. Under the terms of such arrangement, Mr. Chang received retention bonuses at the end of 2006 and 2007 and is entitled to receive retention bonuses at the end of each of the next two years in the amount of $300,000 and $400,000, respectively, if he is still employed by us at such time. The retention bonus is back-end weighted so that the majority of the bonus will be received at the end of the later years. We felt that this retention bonus was an appropriate mechanism to incentivize Mr. Chang to remain with our company based on Mr. Chang’s contributions in our product development area, his experience in the industry, his value as a spokesperson to our global distributor force, and the other opportunities available to him.

        In connection with the negotiation of a compensation package for Mr. Sumihiro, we agreed to pay Mr. Sumihiro a signing bonus of $100,000 and to guarantee payment of $150,000 in bonuses in 2007 and 2008. In the event the amount of incentive bonuses earned by Mr. Sumihiro is less than $150,000 in 2007 or 2008, then we must pay Mr. Sumihiro the difference between $150,000 and the amount of his cash incentive awards in that year. Mr. Sumihiro received a $150,000 discretionary bonus in March 2008 based on this contract provision. Based on the factors discussed above concerning the determination of Mr. Sumihiro salary, as well as the compensation opportunity at his prior employer, we believed it was necessary to offer these guaranteed bonuses and the signing bonus in order to get Mr. Sumihiro to accept the position.

Annual Equity Grants

        Aligning the interest of our executive officers with those of our stockholders in order to encourage our executive officers to manage like a company owner is an important objective of our compensation program. In order to accomplish this objective, we have tied a significant portion of the total compensation of executive officers to our long-term stock performance through the grant of equity awards and the adoption of our Stock Ownership Guidelines. We also believe that equity compensation helps retain executives who may have significant value tied up in unvested equity awards.

        Based on our review of our compensation program in 2006, we determined that stock options should still be a major component of equity compensation for our Chief Executive Officer and each of the members of the executive management committee because of the strong performance nature of stock options (i.e., they only have value if the stock price increases). We also determined that shifting a portion of the annual grant to restricted stock units would provide greater retention incentives to employees, help compensate for volatility in the stock price, and make our overall grants more cost-effective. Accordingly, we made the following changes to our equity grant practices in 2006:

•	shifted from stock options to restricted stock units for most employees;

•	allocated equity awards to non-executive management committee members equally between stock options and restricted stock units;

•	provided members of the executive management committee with the election to shift 30% of their future stock options to restricted stock units; and

•	used an approximate 3.5 to 1 ratio to convert stock options to restricted stock units for those employees who will be receiving restricted stock units in lieu of stock options.

        As indicated above, we make semi-annual grants of equity awards as well as a limited number of special equity grants. We periodically review the level of our semi-annual equity awards and make adjustments to those levels when we determine it is appropriate. We do not use a fixed formula or criteria in determining whether to adjust the level of semi-annual awards, but make a subjective evaluation that may take into consideration a variety of factors including:

•	the practices of other companies;

•	the degree of responsibility for overall corporate performance;

•	overall compensation levels;

•	changes in positions and/or responsibilities;

•	individual and corporate performance;

•	potential dilution of our overall equity grants;

•	the associated expense of such awards; and

•	recommendations of the Chairman of the Board and Chief Executive Officer with respect to the other executive officers.

        We believe that our Chief Executive Officer should have a significant portion of his total compensation in the form of equity to align his management of the Company with the interests of the stockholders. We had previously established Mr. Hunt’s semi-annual stock option grant level at 100,000 options. In 2006, Mr. Hunt unilaterally reduced his semi-annual stock option grant level to 25,000 stock options. Because we believe our other senior executive officers should manage the business as a team, we have typically structured our equity incentives to be similar in size and composition. We have generally provided a similar level of equity awards in our semi-annual grants to each of the members of our executive management committee, which is the key management group responsible for our strategy and operations. While we generally have not given significant consideration to the value of existing equity awards as we want to encourage stock ownership and the retention of equity awards for long periods, we do review and consider the value of existing awards (inclusive of sales proceeds over the previous three years) of our executive officers in connection with our review of equity compensation practices. In 2007, the semi-annual grant levels for stock options remained as follows:

Name	Semi-Annual Number of Options
Truman Hunt	25,000
Ritch Wood	22,500
Joe Chang	17,500
Dan Chard	17,500

Mr. Sumihiro’s semi-annual grant was set at 17,500 shares and he received an initial equity grant of 100,000 stock options when he joined our company. The factors considered in setting these grant levels were the same factors described above regarding his salary and bonus guarantee. Mr. Chard elected to take 30% of his semi-annual grants in the form of restricted stock units in 2007 (adjusted at a 3.5 to 1 ratio). We have historically not made equity grants to Mr. Roney because of his significant equity interest in our company.

Special Equity Grants

        In 2007, management was successful in renewing revenue growth, with revenue growing approximately 4% compared to 2006 despite challenges in China and Japan. In 2006, we experienced a revenue decline of 6%. However, because we were not achieving the desired level of earnings growth, additional steps were taken in the fourth quarter of 2007 to improve earnings. One of these steps was to provide an attractive special incentive to a key group of 22 officers and key managers to align their efforts to significantly improve earnings per share and motivate them to improve earnings. To accomplish this, we determined that the best approach would be to provide these key managers with performance stock options that would only vest if meaningful earnings per share targets were achieved. As a result, we made a special grant of performance stock options to these key employees, 50% of which would vest when earnings per share reach $1.50 for any 12 month period (determined on a quarterly basis) and 50% of which would vest when earnings per share reaches $2.00 per share. If these targets are not achieved based on performance through December 2012, the options are forfeited. For reference, our earnings per share in 2007 were $0.67 (inclusive of $0.17 per share of restructuring charges (net of taxes)).

        In determining the appropriate number of shares to grant, the Compensation Committee engaged the services of its compensation consultant to review the proposal, provide a comprehensive review of total direct annual compensation (total cash and equity compensation), and advise the committee. In considering the grant, we reviewed and considered various factors including:

•	the average equity grant over the last three years compared to our peers;

•	the value of the total holdings of the Named Officers;

•	the carried-ownership interest (number of shares and options owned by the executive as a percentage of the outstanding shares) of the Named Officers;

•	the potential financial statement expenses associated with such a grant;

•	the potential dilution of such grants with respect to the outstanding shares; and

•	the semi-annual equity grants in 2007.

        For purposes of this analysis, we treated one performance option as the equivalent of 0.5 time vested options, based on our valuation of the options. We also spread the grant over the five-year performance period for purposes of analyzing the grant and making comparisons to the equity grant practices of our peer group of companies and industry surveys. Officers with similar level of responsibility were generally granted similar numbers of performance options with various exceptions. Although the grants would increase our overall equity expense and usage rate above historical levels, the Compensation Committee determined the grant would be appropriate based on various factors including the fact that the options would not vest unless significant earnings per share growth occurred and the grant would help unify management in achieving improved earnings growth.

        Based on this analysis, we granted 120,000 performance options to each of Mssrs. Wood, Chang and Chard, who are members of our executive committee. Mr. Sumihiro received 50,000 performance options, which was less than other regional mangers received based on the fact that he had received a 100,000 share option grant earlier in the year. Mr. Hunt and Mr. Roney did not receive options at this time. The Committee elected to address Mr. Hunt’s compensation at a future time as they considered other potential changes to his compensation. As indicated above, Mr. Roney has not been granted options because of his large equity position in our company. Because the approved grants would only become exercisable if earnings per share grow significantly, the Committee was willing to consider grants that would result in some officers having equity grants levels at the 75th percentile or higher compared to our peer companies. However, based on its determination that the grants would result in the annual grant levels of Mssrs. Wood, Chard and Chang being above the 75th percentile of the peer comparisons, the Committee elected not to grant these individuals the regular time-vested options they would have otherwise received in the second half of 2007. Mr. Hunt and Mr. Sumihiro did receive their regular time vested options of 25,000 options and 17,500 options, respectively, for the second half of the year.

        Our equity awards contain forfeiture provisions that allow the Compensation Committee to recover the gains from the exercise or vesting of any equity awards if an executive engages in misconduct including the commission of an act of fraud, intentional misrepresentation, and violation of non-compete and non-solicitation covenants. In such event, we may terminate the outstanding awards of such executive and recover any gains from the exercise or vesting of equity awards during the twelve months preceding the act or anytime thereafter.

Timing of Equity Grants

        We make semi-annual equity grants to our executive officers and key employees. These grants generally take place at or near the end of February and August each year. Generally, the grant date is the date that the members of the Compensation Committee are able to meet at or near the end of February and August. The exercise price of the options is set at the closing price of our stock on the date of grant. We use two semi-annual grants for stock options rather than one annual grant in order to minimize the impact of stock volatility on the exercise price during the year. For consistency purposes, we also make grants of restricted stock units on these dates so that the Compensation Committee is reviewing the entire equity grant at the same time. The Compensation Committee generally meets on the proposed grant date where they review the award list and approve the grant. In 2007, the grant to our executive officers was delayed until December 2007 for several reasons including a review by the Compensation Committee of our equity grant practices based on market conditions and performance as well the consideration of a special performance option grant. We also grant a limited number of equity awards at times other than on the general semi-annual grant date. These awards are generally related to new hires, promotions, changes in job responsibilities, and new compensation packages.

Dividend Equivalent

        We provide Mr. Hunt with a payment equal to the dividend that would be paid on 250,000 shares. We believe this provides Mr. Hunt with additional alignment with our stockholders’ return on investment by tying a portion of his compensation to the dividends that are paid to our stockholders.

Equity Retention Guidelines

        In January 2005, we established equity retention guidelines for our executive officers to motivate our executive officers to consider the long-term consequences of business strategies and to provide for a level of long-term performance risk with respect to our compensation programs. These guidelines provide that executive officers and directors must retain 50% to 75% of the net shares (after payment of the exercise price and related taxes) with respect to any equity award unless the individual holds a number of shares equal to designated levels set forth in the guidelines. The designated levels for executive officers are phased in over a five-year period. Outstanding options and restricted stock units are not counted in determining whether a director or officer holds shares equal to or greater than the designated level. At the end of the five-year phase-in period, the designated ownership levels are set at 100,000 shares for our Chief Executive Officer, 20,000 shares for members of our executive management committee, and 10,000 shares for our other executive officers. With the exception of Mr. Roney, Mr. Hunt and Mr. Chang, the Named Officers are subject to the retention requirement because their ownership levels are below the applicable designated levels.

Retirement and Other Post-Termination Benefits

        Our executive officers do not participate in any pension or defined benefit plan. We believe it is important for retention purposes to provide executives with a meaningful opportunity to accumulate savings for their retirement. To accomplish this we maintain both a tax-qualified 401(k) plan and a non-qualified deferred compensation plan. Under our non-qualified deferred compensation plan, our highly compensated employees (as defined by the Internal Revenue Code) may elect to defer up to a maximum of 100% of their compensation. We do not make any matching contributions, but we do make discretionary contributions to the plan for select employees ranging from 3% of salary to 10% of salary. In order to provide an incentive for our key employees to remain with us for the long-term, the discretionary contributions do not vest until the participant has 20 years of service. Amounts deferred are credited to accounts that track investment accounts offered through variable insurance products and earnings are tied to the earnings on these investment accounts. Because earnings are not “above market,” the earnings on the deferred compensation plan are not included in the Summary Compensation Table, although they are included in the “Aggregate Earnings in Last Fiscal Year” column of the Nonqualified Deferred Compensation table on page 25.

        The employment agreement entered into by Mr. Hunt when he was appointed President and Chief Executive Officer in 2003 contains certain severance and change of control benefits. These benefits provide for acceleration of his equity awards immediately prior to the announcement of a change of control and a lump sum severance benefits in the event his employment is terminated within two years following a change of control. We believe these benefits help to ensure that Mr. Hunt will remain employed and actively engaged in the event of a potential change of control. We believe these benefits are reasonable. We have also agreed to certain severance payments for Mr. Hunt if he is terminated without cause, which we believe are reasonable and necessary in order to attract and retain a qualified Chief Executive Officer. Mr. Chang is also entitled to have his stock options vest in the event of a change of control and is also entitled to certain severance benefits. We also have a severance arrangement with Mr. Chard. The benefits were negotiated in order to retain the services of these employees. These change of control and severance benefits are described and quantified below under the section entitled “Employment Agreements” and in the table below entitled “Potential Payments Upon Termination or Change of Control”. We are in the process of reviewing our change in control and severance benefits.

        Our current equity awards for all key employees also provide for accelerated vesting upon a change of control if an employee is terminated within two-years following such change of control. We believe this double trigger acceleration is a reasonable way to protect employees who may be terminated following a change of control. It also assists Nu Skin with retaining their services in the event of a potential change of control and thereafter. We believe such arrangements are in the best interests of the company and our stockholders if they are reasonable in amount and scope, because they can help to retain key employees during a change of control process.

Perquisites and Other Personal Benefits

        We also provide our executive officers and other key employees with various other benefits. These consist of, among other things, payments for term life insurance, use of recreational equipment and properties, sporting event tickets, security and free company product. We generally pay the income taxes associated with the use of these perquisites. These benefits represent a very small portion of the executive officer’s overall compensation. We review these benefits on a regular basis and believe these benefits are reasonable in relation to the executive compensation practices of other companies and make working for our company more attractive. The amount of these benefits is included in the All Other Compensation Table that follows the Summary Compensation Table.

        We also provide certain benefits to employees who are fulfilling expatriate assignments that we believe are consistent with the benefits provided by other companies to their expatriate employees. These include such benefits as housing, private schooling, goods allowances, and tax equalization payments. Mr. Sumihiro received benefits related to his expatriate assignment that are quantified in the All Other Compensation Table that follows the Summary Compensation Table.

Tax Limitations on Deductibility

        We have taken into consideration the limitation on deductibility for United States income tax purposes of compensation in excess of $1 million paid to our highest paid executive officers by structuring a significant portion of our compensation as performance based. Our current cash incentive plan and equity incentive plan have been approved by our shareholders and the awards under these plans can qualify as “performance-based” for purposes of the deductibility limitations. While we try to structure compensation so that it will be deductible for income tax purposes, we also exercise judgment and may authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interests of our company and our stockholders. For example, we have approved certain retention and guaranteed bonuses to attract and retain key employees as discussed above under “Bonus.”

Compensation Committee Report

        We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in this Annual Report on Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS Jake Garn, Chairman Andrew Lipman Patricia Negrón Christine Day

Summary Compensation Table

        The following table summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2006 and December 31, 2007.

Name and Principal Position	Year	Salary[1]	Bonus[2]	Stock Awards[3]	Option Awards[3]	Non-Equity Incentive Plan Compensation[4]	All Other Compensation[5]	Total

Truman Hunt	2007	$550,000	$21,154	$27,332	$341,098	$201,983	$201,270	$1,342,837
President and Chief	2006	578,750	22,654	768,750	596,366	150,751	188,958	2,306,229
Executive Officer

Ritch Wood	2007	350,000	13,462	—	440,026	77,183	83,199	963,869
Vice President and	2006	350,000	13,462	—	430,941	60,456	84,021	938,880
Chief Financial Officer

Blake Roney (6)	2007	750,000	28,846	—	—	165,277	33,028	977,151
Chairman of the
Board

Joe Chang	2007	500,000	220,231	347,573	256,291	110,218	68,360	1,502,673
Chief Scientific	2006	474,825	219,231	291,783	232,425	86,367	69,195	1,373,827
Officer and Executive
Vice President
Product Development

Gary Sumihiro (6)	2007	270,769	262,692	—	95,253	—	538,317	1,167,031
President Nu Skin Japan

Dan Chard	2007	322,115	12,500	5,284	310,655	71,676	71,308	793,539
Executive Vice	2006	289,324	11,538	—	233,448	155,300	848,805	1,538,416
President Distributor Success

(1)

Mr. Hunt, Mr. Chang and Mr. Sumihiro deferred a portion of their salaries under our non-qualified deferred compensation plan, which is included in the Nonqualified Deferred Compensation Table. Each of the named executive officers, except Mr. Roney, also contributed a portion of his salary to our 401(k) retirement savings plan.

(2)

The amounts reported in this column are year-end holiday gift payments that we have historically made to all corporate employees in the form of a gift certificate or similar merchant credit arrangement, or cash in an amount equal to a percentage of each employee’s base salary (approximately two-weeks salary). The amount reported in this column for Mr. Chang for 2006 and 2007 includes a $200,000 retention bonus paid pursuant to Mr. Chang’s employment contract for his continued service through each of December 31, 2006 and December 31, 2007 and a $1,000 bonus paid to all employees on the tenth anniversary of their employment with the Company. The amount reported in this column for Mr. Sumihiro includes a $150,000 guaranteed bonus, and a $100,000 signing bonus, both paid pursuant to Mr. Sumihiro’s employment contract.

(3)

These columns represent the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and December 31, 2006, in accordance with SFAS 123(R) of equity awards granted to the named executives, and thus may include amounts from awards granted in and prior to 2007 and 2006. Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in note 11 to our financial statements in the Form 10-K for the years ended December 31, 2007 and December 31, 2006, as filed with the SEC. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives. See the Grants of Plan-Based Awards table for information on stock awards made in 2007.

(4)

The amounts reported in this column are cash awards to the named executives made pursuant to our Senior Executive Incentive Plan, which is discussed in further detail in the Compensation Discussion and Analysis section heading “Cash Incentive Bonuses”. Mr. Hunt, Mr. Chang and Mr. Sumihiro deferred a portion of their incentive bonuses under our non-qualified deferred compensation plan, which is included in the Nonqualified Deferred Compensation table.

(5)	See the All Other Compensation table below for additional information.

(6)	Mr. Roney and Mr. Sumihiro were not named executive officers for 2006. As a result, only 2007 compensation information is included in the Summary Compensation Table.

All Other Compensation Table

        The following table describes the components of the All Other Compensation column for 2007 in the Summary Compensation Table.

Name	Year	Company Contributions to Deferred Compensation Plan	Tax Payments[1]	Term Life Insurance Premiums paid by Company	Company Contributions to 401(k) Retirement Savings Plan	Perquisites and Other Personal Benefits[2]	Other[3]	Total

Truman Hunt	2007	$55,000	$12,577	$ —	$6,750	$ 21,943	$105,000	$201,270
Ritch Wood	2007	35,000	15,448	300	6,750	25,701	—	83,199
Blake Roney	2007	—	1,160	1,680	—	30,188	—	33,028
Joe Chang	2007	50,000	2,841	3,270	6,750	5,499	—	68,360
Gary Sumihirio	2007	—	—	—	—	538,317	—	538,317
Dan Chard	2007	30,625	11,922	—	6,750	20,011	2,000	71,308

[1]	This column reports amounts reimbursed by us for the payment of taxes with respect to perquisites and other personal benefits provided to the named executive officers.

[2]	This column reports our incremental cost for perquisites and personal benefits provided to the named executive officers. In 2007, these benefits included, among other things, the personal use of company-provided vehicles, cabins, sporting tickets, company product, security and prizes at company parties. In addition, Mr. Sumihiro received certain additional benefits in 2007 related to his expatriate assignment. To the extent any individual personal benefit exceeded the greater of $25,000 or 10% of the total amount of personal benefits received by a named executive officer, such benefit is identified and quantified below.

The amount reported in this column includes benefits of $538,317 related to Mr. Sumihiro’s expatriate assignment in Japan. Of this amount, $225,808 was for payment of Mr. Sumihiro’s income taxes. We paid foreign and U.S. income taxes owed by Mr. Sumihiro as part of a customary tax equalization plan in which we pay the excess income taxes above and beyond the amount of customary U.S. income taxes on his compensation income he would have owed had he been exclusively employed in the U.S. with no expatriate benefits. In addition, $312,509 of the amount reported in this column for Mr. Sumihiro was for company-paid housing expenses and expatriate benefits.

[3]	The amount reported in this column for Mr. Hunt is a dividend equivalent payment on 250,000 shares of stock pursuant to Mr. Hunt’s employment contract.

Grants of Plan-Based Awards — 2007

        The following table provides information about equity and non-equity awards granted to the named executive officers in 2007.

		Estimated Future Payouts under non-Equity Incentive Plan Awards [1]			Estimated Future Payouts under Equity Incentive Plan Awards [2]			All Other Stock Awards: Number of Shares of Stock or Units [2]	All Other Option Awards: Number of Securities Underlying Options [3]	Exercise or Base Price of Option Awards [4]	Grant Date Fair Value of Stock and Option Awards [5]
Name	Grant Date	Threshold	Target	Max	Threshold	Target	Max

Truman Hunt	02/26/2007								25,000	$17.75	$155,750
	12/20/2007								25,000	16.50	120,045
	N/A	$82,500	$550,000	3,000,000

Ritch Wood	02/26/2007								22,500	17.75	140,175
	12/20/2007					60,000				16.50	267,652
	12/20/2007					60,000				16.50	356,366
	N/A	31,500	210,000	3,000,000

Blake Roney	N/A	67,500	450,000	3,000,000

Joe Chang	02/26/2007								17,500	17.75	109,025
	12/20/2007					60,000				16.50	267,652
	12/20/2007					60,000				16.50	356,366
	N/A	45,000	300,000	3,000,000

Gary Sumihiro	04/09/2007								100,000	16.70	509,000
	12/20/2007					25,000				16.50	111,522
	12/20/2007					25,000				16.50	148,486
	12/20/2007								17,500	16.50	84,031
	N/A	24,750	165,000	3,000,000

Dan Chard	02/26/2006							1,500			22,035
	02/26/2006								12,500	17.75	77,875
	12/20/2007					60,000				16.50	267,652
	12/20/2007					60,000				16.50	356,366
	N/A	29,250	195,000	3,000,000

(1)

The amounts reported in these columns reflect potential payouts for 2007 under our incentive plan if the minimum and target performance goals, respectively, were satisfied during 2007. In the event that stretch level targets are exceeded, the bonus payable increases in proportion to the extent to which the targets are exceeded, but cannot exceed $3 million. If all stretch level targets had been met during 2007, the named executives would have been paid the following under this plan: Mr. Hunt ($1,100,000); Mr. Wood ($420,000); Mr. Roney ($900,000); Mr. Chang ($600,000); Mr. Sumihiro ($440,000); and Mr. Chard ($390,000). See the Summary Compensation Table above for awards that were actually paid to the named executives under the incentive plan with respect to the year 2007.

(2)

We granted performance stock options to certain named executive officer in December 2007. For additional information relating to our performance stock options, see the “Special Equity Grants” section in the Compensation Discussion and Analysis.

(3)

The awards reported in this column are stock options granted to the executive officers under our 2006 Stock Incentive Plan. These stock option awards vest and become exercisable in four equal annual installments beginning on February 26, 2008 in the case of the February awards, and beginning on September 4, 2008 in the case of the December awards.

(4)	This column shows the exercise price for the stock option awards granted, which in each case is the closing price of our stock on the date of the respective grant.

(5)

This column shows the full grant date fair value of the restricted stock unit awards and the stock option awards under SFAS 123(R), which is generally the amount that we would expense in our financial statements over the award’s vesting period. For information on the valuation assumptions used in calculating these amounts, refer to note 11 to our financial statements in the Form 10-K filed for the fiscal year ended December 31, 2007.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

        We have employment agreements or offer letters with Truman Hunt, Joe Chang, Gary Sumihiro and Dan Chard. The following summarizes the material terms of these agreements. For additional discussion on these employment arrangements, see the “Compensation Discussion and Analysis” section above.

Truman Hunt

•	$665,000 annual base salary. Effective April 2006, Mr. Hunt voluntarily elected to reduce his annual salary to its previous level of $550,000.

•	Initial contingent stock award of 250,000 shares of common stock that vested over four years beginning January 2003.

•	Initial stock option award of 250,000 shares that vested over four years beginning December 2002. He is also entitled to participation in our standard stock incentive plan at no less than 50,000 stock options per year. In 2005 the Compensation Committee approved 200,000 options per year, however, Mr. Hunt voluntarily elected to remain at the 50,000 level.

•	Senior executive cash incentive plan (currently at a bonus target of 100% of base salary).

•	Dividend equivalent payments equal to 250,000 times the per share dividend declared.

•	All equity awards vest upon a change of control. If within 24 months of a change of control Mr. Hunt is involuntarily terminated without cause, he is entitled to a severance payment equal to three times his annual compensation then in effect (current base salary plus current cash bonus target of 100% of base), health insurance benefits for 36 months, and excise tax protection.

•	If Mr. Hunt is terminated by us without cause, he is entitled to severance payment equal to two times his annual compensation (current base salary plus current cash bonus target of 100% of base) and excise tax protection.

•	Mr. Hunt is subject to our key employee covenants including confidentiality, assignment of work product, non-competition and non-solicitation.

Joe Chang

•	$500,000 annual base salary.

•	Annual retention bonus for continued employment at the end of each year in the amount of $200,000 for years 2006 and 2007; $300,000 for 2008; and $400,000 for 2009.

•	Initial contingent stock award of 58,928 shares that vest over four years beginning November 2005.

•	Participation in our standard stock incentive plan at no less than 35,000 stock options per year.

•	Senior executive cash incentive plan (currently at a bonus target of 60% of base salary).

•	All stock options vest upon a change of control.

•	If Mr. Chang is terminated without cause prior to the end of 2009, Mr. Chang is entitled to (i) his then applicable annual base salary for twelve months, (ii) any retention bonus and cash incentive bonus that would have been payable during such 12-month period, and (iii) vesting of any stock incentive awards that would have been vested during such 12-month period.

•	If Mr. Chang remains employed until age 60, upon termination he will be entitled to a four-year consulting contract with us for $250,000 per year.

•	Our obligations under this agreement are contingent upon various restrictive covenants, including, among others, non-competition, non-solicitation, non-endorsement and confidentiality.

Gary Sumihiro

•	$340,000 annual base salary, plus an additional Foreign Service Premium of $100,000 for a total of $440,000 while he serves in Japan.

•	$100,000 signing bonus subject to a premature termination clause of 25% each year.

•	Initial stock option grant of 100,000 shares that vest over four years beginning April 2008.

•	Participation in our standard stock incentive plan with an initial level of participation of 35,000 stock options per year.

•	Standard cash incentive bonus plan (currently at a bonus target of 50% of base salary).

•	Expatriate benefits.

Dan Chard

•	$300,000 annual base salary, increased by $25,000 in February 2007 and by another $25,000 in February 2008.

•	Initial stock option award of 100,000 shares that vest 50% over four years beginning February 2006, and 50% in February 2011. He is also entitled to participation in our stock incentive plan at no less than 35,000 stock options per year. All equity awards vest on a change of control.

•	Senior executive cash incentive plan (currently at a bonus target of 60% of base salary).

•	For termination without cause, Mr. Chard is entitled to severance equal to 1.5 times his then current base salary.

•	Expatriate benefits (Mr. Chard relocated to the U.S. in 2006).

•	Mr. Chard is subject to our key employee covenants including confidentiality, assignment of work product, non-competition and non-solicitation.

Outstanding Equity Awards at Fiscal Year-End-2007

        The following table provides information on the holdings of equity awards by the named executive officers as of December 31, 2007. Mr. Roney is not included in this table since he did not own any equity awards as of December 31, 2007.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)

Truman Hunt	08/21/1998	18,000			$13.91	08/21/2008
	08/31/1999	40,000			12.94	08/31/2009
	08/31/2000	35,000			6.56	08/31/2010
	02/28/2001	17,500			8.20	02/28/2011
	08/31/2001	17,500			6.85	08/31/2011
	03/01/2002	17,500			8.99	03/01/2012
	09/03/2002	17,500			12.00	09/03/2012
	01/17/2003	250,000			12.45	12/31/2012
	02/27/2004	18,750	6,250		19.15	02/27/2014
	09/01/2004	18,750	6,250		26.13	09/01/2014
	02/28/2005	12,500	12,500		22.33	02/28/2015
	08/31/2005	12,500	12,500		21.34	08/31/2015
	05/26/2006	6,250	18,750		17.58	02/28/2013
	09/01/2006	6,250	18,750		17.25	09/01/2013
	02/26/2007		25,000		17.75	02/26/2014
	12/20/2007		25,000		16.50	12/20/2014

Ritch Wood	08/31/2000	1,250			$6.56	08/31/2010
	02/28/2001	625			8.20	02/28/2011
	08/31/2001	2,000			6.85	08/31/2011
	03/01/2002	2,250			8.99	03/01/2012
	09/03/2002	5,625			12.00	09/03/2012
	03/10/2003	13,125			9.04	03/10/2013
	05/12/2003	37,500			10.31	05/12/2013
	09/02/2003	17,500			11.50	09/02/2013
	02/27/2004	13,125	4,375		19.15	02/27/2014
	09/01/2004	13,125	4,375		26.13	09/01/2014
	02/28/2005	8,750	8,750		22.33	02/28/2015
	06/09/2005	25,000	25,000		23.28	06/09/2015
	08/31/2005	8,750	8,750		21.34	08/31/2015
	05/26/2006	5,625	16,875		17.58	02/28/2013
	09/01/2006	5,625	16,875		17.25	09/01/2013
	02/26/2007		22,500		17.75	02/26/2014
	12/20/2007			60,000	16.50	12/20/2014
	12/20/2007			60,000	16.50	12/20/2014

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)

Joe Chang	02/28/2001	3,917			$8.20	02/28/2011
	04/19/2002	12,500			12.45	04/19/2012
	04/19/2002	25,000			12.45	04/19/2012
	04/19/2002	12,500			12.45	04/19/2012
	09/03/2002	12,500			12.00	09/03/2012
	03/10/2003	12,500			9.04	03/10/2013
	09/02/2003	17,500			11.50	09/02/2013
	02/27/2004	13,125	4,375		19.15	02/27/2014
	09/01/2004	13,125	4,375		26.13	09/01/2014
	02/28/2005	8,750	8,750		22.33	02/28/2015
	08/31/2005	8,750	8,750		21.34	08/31/2015
	04/17/2006						29,464	480,850
	05/26/2006	4,375	13,125		17.58	02/28/2013
	09/01/2006	4,375	13,125		17.25	09/01/2013
	02/26/2007		17,500		17.75	02/26/2014
	12/20/2007			60,000	16.50	12/20/2014
	12/20/2007			60,000	16.50	12/20/2014

Gary Sumihiro	04/09/2007		100,000		$16.70	04/09/2014
	12/20/2007			25,000	16.50	12/20/2014
	12/20/2007			25,000	16.50	12/20/2014
	12/20/2007		17,500		16.50	12/20/2014

Dan Chard	09/09/2002	1,500			$12.45	09/09/2012
	03/10/2003	1,500			9.04	03/10/2013
	09/02/2003	3,750			11.50	09/02/2013
	02/27/2004	3,750	1,250		19.15	02/27/2014
	04/29/2004	18,750	6,250		23.87	04/29/2014
	09/01/2004	7,500	2,500		26.13	09/01/2014
	02/28/2005	5,000	5,000		22.33	02/28/2015
	08/31/2005	5,000	5,000		21.34	08/31/2015
	05/26/2006	4,375	13,125		17.58	02/28/2013
	05/26/2006	12,500	87,500		17.58	02/28/2013
	09/01/2006	4,375	13,125		17.25	09/01/2013
	02/26/2007		12,500		17.75	02/26/2014
	02/26/2007					02/26/2014	1,500	24,480
	12/20/2007			60,000	16.50	12/20/2014
	12/20/2007			60,000	16.50	12/20/2014

(1)	Option Awards Vesting Schedule

Grant	Vesting Schedule
5/26/2006 (Dan Chard 100,000)	50% of the award vests in four equal annual installments beginning on February 28, 2007; the remaining 50% vests on February 28, 2011.

05/26/2006	Vests in four equal annual installments beginning on February 28, 2007.

12/20/2007	Vests in four equal annual installments beginning on September 4, 2008.

All Other Grants	Vest in four equal annual installments beginning one year from the date of grant.

(2)	Performance Vesting Options

Vesting for the options is performance based, with the options vesting in two installments if the Company’s earnings per share equal or exceed the two established performance levels, measured in terms of diluted earnings per share. Fifty percent of the options will vest upon earnings per share meeting or exceeding $1.50 per share and fifty percent of the options will vest upon earnings per share meeting or exceeding $2.00 per share. If the performance levels have not been met on or prior to the 2nd business day following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, then any unvested options shall terminate at such time.

(3)	Stock Awards Vesting Schedule

Grant	Vesting Schedule

4/17/2006 (Joe Chang )	Vest in four equal annual installments beginning on November 1, 2006.

All Others	Vest in four equal annual installments beginning one year from the date of grant.

(4)	The market value of the unvested stock awards reported in this column is based on the closing market price of our stock on December 31, 2007, which was $16.43.

Option Exercises and Stock Vested — 2007

        The following table provides information on stock option exercises and vesting of stock awards for the named executives during 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)(3)

Truman Hunt	—	—	62,500	1,158,750
Ritch Wood	—	—	—	—
Blake Roney	—	—	—	—
Joe Chang	26,581	273,438	14,732	249,560
Gary Sumihiro	—	—	—	—
Dan Chard	—	—	—	—

(1)	Value represents the market value of our common stock at exercise less the exercise price.

(2)

Mr. Hunt acquired 62,500 shares with a market price of $18.54 on January 1, 2007 related to vesting of a contingent stock award. Mr. Chang acquired 14,732 shares with a market price of $16.94 on November 1, 2007 related to vesting of a contingent stock award.

(3)	Value realized is based on the market value of Nu Skin stock on the vesting date, and is calculated before payment of any applicable withholding taxes and broker commissions.

Nonqualified Deferred Compensation

        Pursuant to our non-qualified Deferred Compensation Plan, certain employees, including the named executive officers, may elect to defer up to 80% of his or her base salary and up to 100% of bonus (minus applicable withholding requirements) that otherwise would be payable in a calendar year. Deferral elections are made prior to the calendar year in which the deferred salary or bonus will be earned. Additionally, we may also elect to contribute money (historically 10% of base salary) to the participant’s deferred compensation.

        The total amount of each officer’s deferred compensation vests after the earlier of (i) 20 years from the date of employment with us, or (ii) the participant attaining age 60. Earnings accrue on the deferred compensation based on market rates and earnings on investment funds selected by the participant that are available under our Deferred Compensation Plan. Our Deferred Compensation Plan also provides a death benefit that will pay, upon a participant’s death prior to retirement, an amount equal to the greater of (i) the vested portion of contributions together with earnings or (ii) five times such participant’s average base salary for the previous three years. All distributions under the Deferred Compensation Plan are payable in cash, and the participant may elect either a lump sum payment or monthly, quarterly, or annual installments over a maximum of 15 years.

        The following table shows the investment funds available under our Deferred Compensation Plan and their annual rates of return for the fiscal year ended December 31, 2007, as reported by the administrator of the plan.

Name of Fund	Rate of Return	Name of Fund	Rate of Return

Lincoln VIP Money Market - Standard Class	4.97%	Neuberger Berman AMT Mid Cap Growth	22.53%
Delaware VIP Capital Reserves Series - Standard Class	4.48%	Fidelity VIP Mid Cap - Service Class	15.49%
Lincoln VIP Delaware Bond - Standard Class	5.45%	Lincoln VIP Baron Growth Opportunities	3.42%
American Century VP Inflation Protection	9.53%	Delaware VIP Small Cap Value Series - Standard Class	-6.61%
Templeton Global Income Securities - Class 1	11.28%	DWS VIP Small Cap Index - Class A	-1.90%
Lincoln VIP Conservative Profile (Wilshire)	7.78%
Lincoln VIP Moderate Profile (Wilshire)	9.27%	American Funds Global Growth - Class 2	14.85%
		American Funds Global Small Capitalization - Class 2	21.43%
Lincoln VIP Moderately -Aggressive Profile (Wilshire)	9.81%	Templeton Growth Securities - Class 1	2.56%
Lincoln VIP Aggressive Profile (Wilshire)	11.02%	Lincoln VIP Marisco International	20.55%
		American Funds International - Class 2	20.03%
Fidelity VIP Contrafund - Service Class	17.51%	Delaware VIP Emerging Markets Series - Standard Class	38.86%
DWS VIP Equity 500 Index - Class A	5.3%	Delaware VIP REIT Series - Standard Class	-13.94%
American Funds Growth - Class 2	12.35%	MFS VIT Utilities Series - Initial Class	27.90%
Delaware VIP High Yield Series	2.80%	Franklin FTVIPT Income Securities	4.01%
Delware VIP Value Series	-2.72%	Franklin Mutual Share Securities	3.72%
Lincoln VIP Delware Special Opportunities	3.81%	Alliance Bernstein UPS International Value - Class A	5.84%

        The following table provides information on compensation under our non-qualified Deferred Compensation Plan for the year 2007.

Nonqualified Deferred Compensation - 2007

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY1	Aggregate Earnings in Last FY	Aggregate Withdrawls/Distributions	Aggregate Balance at Last Fiscal YE2

Truman Hunt	$161,144	$55,000	$62,441	—	$780,646
Ritch Wood	—	35,000	10,120	—	187,104
Blake Roney	—	—	—	—	—
Joe Chang	137,896	50,000	21,479	—	637,463
Gary Sumihiro	100,000	—	4,323	—	104,323
Dan Chard	—	30,625	4,381	—	100,467

(1)

The amounts reported in this column are reported as compensation for 2007 for the named executive officers in the Summary Compensation Table under the “Salary”, “Non-Equity Incentive Plan Compensation” or “All Other Compensation” columns.

(2)	The following table identifies amounts that have already been reported as compensation in our Summary Compensation Table for 2006 and 2007:

Name	2006	2007	Total
Truman Hunt	$130,376	$155,942	$286,318
Ritch Wood	35,000	35,000	70,000
Blake Roney	—	—	—
Joe Chang	233,113	155,059	388,172
Gary Sumihiro	—	100,000	100,000
Dan Chard	—	30,625	30,625

Potential Payments Upon Termination or Change of Control

        The information below describes the compensation that would become payable under existing plans and arrangements if the named executive officer’s employment had terminated on December 31, 2007, given the executive’s compensation and service levels as of such date, and if applicable, based on our closing stock price on that date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) plan, subsidized retiree medical benefits, and disability benefits. In addition, certain obligations of the officers relating to these payments are described above under the section entitled “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements”.

        Blake Roney has not been included in the chart below because he is not entitled to termination payments.

        Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event, our stock price and the executive’s age.

Name	Voluntary Termination	Involuntary Termination for cause	Involuntary Termination Not for Cause	Change of Control	Death	Disability

Truman Hunt
Severance[1]			$2,200,000	$3,300,000
Equity[2]
Deferred Compensation[3]	$260,415	$260,415	260,415	260,415	$2,557,933	$780,646
Life Insurance Proceeds					500,000
Health Benefits[4]				30,996
Excise Tax (including gross-up)

Total	$260,415	$260,415	$2,460,415	$3,591,411	$3,057,934	$780,646

Ritch Wood
Severance
Equity[2]
Deferred Compensation[3]					$1,499,568	$187,104
Life Insurance Proceeds					500,000
Health Benefits
Excise Tax

Total					$1,999,568	$187,104

Gary Sumihiro
Severance
Equity[2]
Deferred Compensation[3]					$104,323	$104,323
Life Insurance Proceeds					500,000
Health Benefits
Excise Tax

Total					$604,323	$104,323

Name	Voluntary Termination	Involuntary Termination for cause	Involuntary Termination Not for Cause	Change of Control	Death	Disability

Dan Chard
Severance[5]			$483,172	$483,172
Equity[2]				24,645
Deferred Compensation[3]					$1,270,235	$100,468
Life Insurance Proceeds					500,000
Health Benefits
Excise Tax

Total			$483,172	$507,817	$1,770,235	$100,468

Joe Chang
Severance[6]			$800,000	$800,000
Equity[2]
Deferred Compensation[3]	$377,429	$377,429	377,429	377,429	$1,926,187	$637,463
Life Insurance Proceeds					500,000
Health Benefits
Excise Tax

Total	$377,429	$377,429	$1,177,429	$1,177,429	$2,426,188	$637,463

(1)

Mr. Hunt’s $3,300,000 change of control severance would be payable in the event he was terminated involuntarily or constructively terminated (in each case, except for cause) within 24 months of a change of control.

(2)

The amount payable under the equity category, in the case of stock option awards, is based on the difference between the closing price of our stock on December 31, 2007 ($16.43) and the exercise price of the applicable award, multiplied by the number of unvested shares subject to the award. The amount payable under the equity category in the case of RSU’s is based on the closing price of our stock on December 31, 2007 ($16.43) multiplied by the number of unvested shares subject to the applicable award that would vest under the terms of the grant or the individuals employment agreement.

(3)

The amount reported for deferred compensation under the “Change of Control” column reflects only the amounts deferred by the named executives and earnings on such amounts since none of the amounts contributed by the company had vested as of December 31, 2007 for any of the named executives. However, the company may, at its discretion, accelerate vesting of the unvested amounts contributed by the company in the event of a change of control. If the company were to accelerate vesting, the total amounts of deferred compensation payable to the named executives would be as follows: Mr. Hunt ($780,645); Mr. Wood ($187,103); Mr. Chard ($100,468); Mr. Chang ($637,463); Mr. Sumihiro ($104,323).

(4)

Mr. Hunt would be entitled to continued health benefits for up to 36 months in the event he was terminated involuntarily or constructively terminated (in each case, except for cause) within 24 months of a change of control.

(5)	Mr. Chard is entitled to severance of 1.5 times his then current annual base salary in the event we terminate him other than for cause.

(6)

Mr. Chang’s retention bonus and severance payments are subject to forfeiture conditions relating to non-competition, non-solicitation, and confidentiality for a one year period following termination, or at our election, two years in exchange for payment of 75% of Mr. Chang’s base salary during such additional year. In addition, in the event Mr. Chang remains continuously employed by us until age 60 or beyond, upon termination he is entitled to a four-year consulting contract with us for $250,000 per year.

Compensation of Directors

        Each director who does not receive compensation as an officer or employee of our company or our affiliates is entitled to receive an annual retainer fee of $35,000 for serving on the Board of Directors, a fee of $1,500 for each meeting of the Board of Directors or any committee meeting thereof attended, and an additional fee of $1,000 for each committee meeting attended if such director is the chairperson of that committee. The Lead Independent Director receives an additional annual retainer fee of $10,000 for service in that position. The Audit Committee chairperson receives an annual retainer fee of $15,000 and all other committee chairpersons receive a $10,000 annual retainer fee. In addition, we may compensate a director $1,500 per day for corporate events or travel we require. Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings and other corporate events. We also make available company product and corporate resort properties for use of directors.

        In addition, each non-management director annually receives a stock option to purchase 5,000 shares and 1,400 restricted stock unit awards under the 2006 Stock Incentive Plan. Both the stock options and the restricted stock units will vest on the date preceding the next annual meeting of stockholders.

        Our Board of Directors periodically reviews director compensation. The Nominating and Corporate Governance Committee is responsible for evaluating director compensation from time to time and making any adjustments it determines are appropriate.

Director Compensation Table – 2007

        The table below summarizes the compensation paid to and earned by each of our non-employee directors, Steven Lund and Sandra Tillotson in 2007.

Name(1)	Fees Earned or Paid in Cash	Stock Awards (2)(3)	Option Awards (2)(4)	All Other Compensation	Total(5)
Daniel Campbell	$140,500	$15,355	$43,436	—	$199,291
Christine Day	92,000	15,271	20,488	—	127,759
Jake Garn	130,000	15,355	43,436	—	188,791
Andrew Lipman	127,500	15,355	43,436	—	186,291
Patricia Negrón	107,000	15,355	43,436	—	165,791
Desmond Wong(6)	87,500	—	—	—	87,500
Allen Andersen(6)	25,500	—	22,859	—	48,359
Paula Hawkins(6)	24,000	—	22,859	—	46,859
Steven Lund	—	—	—	640,187	640,187
Sandra Tillotson	—	—	—	561,194	561,194

(1)

Truman Hunt, our Chief Executive Officer, Blake Roney, our Chairman, Steven Lund, our Vice Chairman, and Sandra Tillotson, Senior Vice President, each serve on the Board but as company employees they receive no compensation for their services as directors. Mr. Hunt and Mr. Roney are named executive officers and their respective compensation is disclosed in the Summary Compensation Table. The compensation that Mr. Lund and Ms. Tillotson received as employees of the company is disclosed in this Director Compensation Table as "all other compensation."

(2)

These columns represent the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) of equity awards granted to the directors, and thus may include amounts from awards granted in and prior to 2007. Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in note 11 to our financial statements in the Form 10-K for the year ended December 31, 2007, as filed with the SEC. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the directors. In 2007, each of the non-employee directors, except for Mr. Anderson and Ms. Hawkins, received a stock option grant for 5,000 shares and a restricted stock grant of 1,400 shares. The grant date fair value of these awards under SFAS 123(R), is $32,550 per each stock options award ($6.51 per option), and $24,290 per each restricted stock award ($17.35 per share).

(3)	As of December 31, 2007, each of the directors named above, other than Mr. Andersen, Mr. Lund, Ms. Tillotson and Ms. Hawkins, held 1,400 unvested restricted stock unit awards.

(4)

As of December 31, 2007, the non-employee directors named in this table had the following stock options outstanding: Mr. Andersen (none); Mr. Campbell (72,500); Ms. Day (5,000); Mr. Garn (72,500); Ms. Hawkins (none); Mr. Lipman (68,500); Ms. Negrón (25,000); Mr. Wong (5,000).

(5)	Does not include products received by each of these directors, which aggregate amount of such compensation is less than $10,000 per director.

(6)

Mr. Andersen and Ms. Hawkins declined to stand for reelection at our 2007 annual meeting, and are thus no longer members of the board of directors. In addition, Mr. Wong resigned as a director of our company on April 8, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of our Class A Common Stock as of April 15, 2008, by (i) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the outstanding shares of the Class A Common Stock, (ii) each of our directors, (iii) each of our executive officers whose name appears in the summary compensation table under the caption “Executive Compensation,” and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the table, the business address of the 5% stockholders is 75 West Center Street, Provo, Utah 84601, and the stockholders listed have direct beneficial ownership and sole voting and investment power with respect to the shares beneficially owned. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 63,580,001 shares of common stock outstanding on April 15, 2008, plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after April 15, 2008.

Directors, Executive Officers, 5% Stockholders	Number of Shares	%
Blake and Nancy Roney (1)	8,294,202	13.0
Sandra Tillotson (2)	3,728,151	5.9
Steven and Kalleen Lund (3)	1,818,386	2.9
Truman Hunt (4)	664,462	1.0
Joe Chang (5)	196,047	*
Ritch Wood (6)	193,975	*
Gary Sumihiro(7)	25,800	*
Dan Chard (8)	100,332	*
Daniel Campbell (9)	87,900	*
Jake Garn (9)	85,000	*
Andrew Lipman (10)	82,000	*
Patricia Negrón (11)	27,750	*
Christine Day (12)	5,000	*
Royce and Associates, LLC (13)	10,838,433	17.1
Wellington Management Company, LLP (14)	6,623,897	10.4
All directors and officers as a group	15,425,997	24.3
(13 persons) (15)

*	Less than 1%

(1)

Includes 8,110,109 shares of Class A Common Stock held by a family limited liability company in which Mr. Roney has sole voting and investment control over 50% of such securities and may be deemed to share voting and investment control over the other 50% with his spouse, Nancy Roney. Also includes 58,648 shares of Class A Common Stock held indirectly by Mr. Roney as trustee and with respect to which he has sole voting and investment power, and 125,445 shares of Class A Common Stock held indirectly by Mr. Roney as co-trustee with respect to which he shares voting and investment power.

(2)

Includes 29,312 shares of Class A Common Stock held indirectly as co-trustee and with respect to which Ms. Tillotson shares voting and investment power; and 500,000 shares of Class A Common Stock held indirectly as manager of a limited liability company and with respect to which she has sole voting and investment power.

(3)

Includes 1,731,553 shares of Class A Common stock held by a family limited liability company in which Mr. Lund has sole voting and investment control over 50% of such securities and may be deemed to share voting and investment control over the other 50% with his spouse, Kalleen Lund. Also includes 72,462 shares of Class A Common Stock held indirectly as trustee to which he has sole voting and investment power, and 14,371 shares of Class A Common Stock held indirectly by Mr. Lund as co-trustee with respect to which he has shared voting and investment power.

(4)	Includes 513,000 shares of Class A Common Stock that may be acquired by Mr. Hunt pursuant to presently exercisable non-qualified stock options.

(5)	Includes 166,417 shares of Class A Common Stock that may be acquired by Mr. Chang pursuant to non-qualified stock options presently exercisable or exercisable within the next 60 days.

(6)	Includes 192,375 shares of Class A Common Stock that may be acquired by Mr. Wood pursuant to non-qualified stock options presently exercisable or exercisable within the next 60 days.

(7)	Includes 25,000 shares of Class A Common Stock that may be acquired by Mr. Sumihiro pursuant to non-qualified options presently exercisable or exercisable within the next 60 days.

(8)	Includes 98,000 shares of Class A Common Stock that may be acquired by Mr. Chard pursuant to non-qualified stock options presently exercisable or exercisable within the next 60 days.

(9)

Includes 82,500 shares of Class A Common Stock that may be acquired by each of Mr. Campbell and Mr. Garn pursuant to non-qualified stock options presently exercisable or exercisable within the next 60 days.

(10)	Includes 77,500 shares of Class A Common Stock that may be acquired by Mr. Lipman pursuant to non-qualified stock options presently exercisable or exercisable within the next 60 days.

(11)	Includes 25,000 shares of Class A Common Stock that may be acquired by Ms. Negrón pursuant to non-qualified stock options presently exercisable or exercisable within the next 60 days.

(12)	Includes 5,000 shares of Class A Common Stock that may be acquired by Ms. Day pursuant to non-qualified stock options presently exercisable or exercisable within the next 60 days.

(13)

The information regarding the number of shares beneficially owned or deemed to be beneficially owned by Royce and Associates, LLC was taken from a Schedule 13G filed by that entity with the Securities and Exchange Commission dated January 30, 2008. The address of Royce and Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019.

(14)

The information regarding the number of shares beneficially owned or deemed to be beneficially owned by Wellington Management Company, LLP was taken from a Schedule 13G filed by that entity with the Securities and Exchange Commission dated February 14, 2008. The address of Wellington Management Company is 75 State Street, Boston, Massachusetts 02109.

(15)

Includes 1,570,690 shares of Class A Common Stock that may be acquired upon exercise of non-qualified options presently exercisable or exercisable within the next 60 days. Does not include shares held by Mr. Sumihiro as he is not currently an executive officer.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2007, about our Class A Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	7,046,723(1)	$15.99	3,198,511(2)

Equity compensation plans not approved by security holders	—	—	—

Total	7,046,723	$15.99	3,198,511

(1)	Consists of 6,695,317 options without tandem dividend rights and 351,406 restricted stock units. The weighted-average exercise price of the outstanding options was $16.83 and the weighted average remaining life of the options was 5.9 years. As of March 31, 2008, there were 6,629,263 options outstanding and 348,143 restricted units outstanding.

Does not include information for options assumed in connection with acquisitions by us of other companies. As of December 31, 2007, 6,109 shares of Class A Common Stock were issuable upon exercise of such assumed options, at a weighted-average exercise price per share of $6.90. All of these shares correspond to options we assumed in our acquisition of Pharmanex.

(2)	Consists of 3,198,511 shares available for future issuance under our 2006 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

Review and Approval of Related Person Transactions

        Our audit committee charter requires that the audit committee review related-party transactions that are significant in size, and approve or reject such transactions with executive officers, members of the Board of Directors, or significant stockholders submitted for which a special committee of the Board of Directors has not been established.

        In February 2007, we adopted a written policy and procedures with respect to related person transactions, which includes specific provisions for the approval of related person transactions. Pursuant to this policy, related person transactions include a transaction, arrangement or relationship in which we and certain enumerated related persons participate, and the amount involved exceeds $25,000.

        In the event that a related person transaction is identified, such transaction must be reviewed and approved or ratified by our audit committee. If it is impracticable for our audit committee to review such transaction, the transaction will be reviewed by the chair of our audit committee if the amount involved is less than $120,000, whereupon the chair of our audit committee will report to the audit committee the approval or disapproval of such transaction.

        In reviewing and approving related person transactions, the audit committee, or its chair, shall consider all information that the committee, or its chair, believes to be reasonable in light of the circumstances. The audit committee or its chair, as the case may be, shall approve only those related person transactions that are determined to be in, or not inconsistent with, our best interests and that of our stockholders, as the audit committee or its chair determines in good faith. No member of the audit committee shall participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members has an interest.

Related Person Transactions

Leases

        We lease our corporate offices, distribution center, and certain other property pursuant to lease agreements with two entities, Scrub Oak, Ltd. and Aspen Country LLC, owned by the following executive officers, directors, 5% or greater stockholders, and respective family members: Blake M. Roney, Sandra N. Tillotson, and Brooke B. Roney. In 2007, we incurred lease charges totaling approximately $2.51 million and $1.25 million, respectively, to Scrub Oak and Aspen Country.

Lease of Airplane

        We periodically charter air service from a charter company, Keystone Aviation LLC, in which Blake M. Roney, our Chairman of the Board, currently owns a 51% interest. In 2007, we incurred approximately $399,000 in charges for use of private charters from this charter company. Keystone Aviation charges us a rate which is discounted from their regular rate. Keystone Aviation leases from time to time an aircraft from Arrow Plane, L.C. to provide its charter services to us. Mr. Roney and his spouse directly or indirectly own substantially all of Arrow Plane, L.C. In 2007, Arrow Plane, L.C. received payments of approximately $122,850 from Keystone Aviation related to charter services provided to us.

Other

        During 2007, we paid employment compensation in excess of $120,000 to one brother and two brothers-in-law of Blake M. Roney. We paid these three relatives of Mr. Roney approximately $121,000, $123,000 and $124,000, respectively, in salary, bonuses and other compensation for 2007. One of these employees also received 400 restricted stock units. We also employ the spouse of one of our executive officers, Andrew Fan. We paid Mr. Fan’s spouse for her role as Vice President, Global Sales Development an aggregate of $383,445 (consisting of salary, bonuses and perquisites) in 2007. She also received 2,000 restricted stock units that vest over four years, two grants of 2,000 stock options with an exercise price of $17.75 and $15.82 that vest over four years, and 20,000 performance stock options with an exercise price of $18.03. In addition, these employees also participated in the employee benefit plans available generally to our employees in their respective locations.

        Two sons-in-law of Sandra Tillotson, one of our directors, have independent distributor accounts that we pay commissions to in excess of $120,000 per year. One of these individuals, Brandon Sheranian, owns a 50% interest in an account to which we paid a total of $664,323 in commissions in 2007. The other son-in-law, Jed Knight, has a distributor account with us to which we paid a total of $244,788 in commissions in 2007. The terms under which Mr. Sheranian and Mr. Knight act as our independent distributors and/or are entitled to commissions do not differ from the standard terms we offer to our other distributors. Any individual who wishes may join our company as an independent distributor, so long as such person is willing to agree to abide by the policies and the terms and conditions of our standard independent distributor agreement. As a result, our Audit Committee does not typically review or approve the engagements of independent distributors who happen to be related to directors or executive officers unless we propose to offer such independent distributor special terms that differ materially from the standard terms.

Director Independence

        The Board of Directors has determined that each of the current directors, listed below, is an “independent director” under the listing standards of the New York Stock Exchange.

Daniel Campbell
Christine Day
Jake Garn
Andrew Lipman
Patricia Negrón

         In addition, the Board of Directors had determined that our former directors, Allen Andersen, Paula Hawkins and Desmond Wong were independent directors. In assessing the independence of the directors, the Board of Directors determines whether or not any director has a material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us). The Board of Directors considers all relevant facts and circumstances in making independence determinations, including the existence and scope of any commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships.

        With respect to Mr. Lipman’s independence, the Board also considered that he is a partner in the law firm Bingham McCutchen LLP. Bingham McCutchen provides legal services to us primarily in connection with contractual and regulatory issues associated with the telecommunications and enhanced data and voice communications of our Big Planet business. The Board has determined that Mr. Lipman’s relationship with us is not material based on all relevant facts and circumstances, including the following: (i) the fees we paid to Bingham McCutchen during 2007 were approximately $13,000, which is an insignificant amount of Bingham McCutchen’s revenues, (ii) the fees we paid for these services were not paid directly to Mr. Lipman, rather they were paid to the law firm at which Mr. Lipman is a partner, and (iii) these legal services relate primarily to our telecommunications business activities, which do not represent a material part of our business.

Item 14. Principal Accountant Fees and Services

        The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal years ending December 31, 2007, and December 31, 2006, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

	Fiscal 2007	Fiscal 2006

Audit Fees(1)	$ 1,770,000	$ 1,716,000
Audit-Related Fees	—	—
Tax Fees(2)	1,584,000	2,278,000
All Other Fees(3)	—	26,000
Total	$ 3,354,000	$ 4,020,000

(1)	Audit Fees consist of fees billed for the audit of annual financial statements, review of quarterly financial statements and services normally provided in connection with statutory and regulatory filings or engagements, including services associated with SEC registration statements.

(2)	Tax Fees consist of fees billed for tax compliance, tax advice, and tax planning.

(3)	All Other Fees consist of fees billed for all other services not included in the categories above.

Audit and Non-Audit Services Pre-Approval Policy

        Under the Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee must pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The policy, as described below, sets forth the procedures and conditions for such pre-approval of services to be performed by the independent registered public accounting firm. Under the policy, proposed services may be either pre-approved categorically within specified budgets (“general pre-approval”) or specifically pre-approved on a case-by-case basis (“specific pre-approval”). In approving any services by the independent registered public accounting firm, the Audit Committee will consider whether the performance of any such service would impair the independent registered public accounting firm’s independence.

        The Audit Committee must specifically pre-approve the terms and fees of each annual audit services engagement. All other Audit, Audit-related, Tax, and All Other Services (each defined in the policy) may be generally pre-approved pursuant to projected categorical budgets. The Audit services subject to general pre-approval include such services as statutory audits or financial audits for subsidiaries or affiliates and services associated with SEC registration statements, periodic reports, and other documents filed with the SEC or other documents issued in connection with securities offerings. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are traditionally performed by the independent registered public accounting firm. Tax services include tax compliance, tax planning, and tax advice. All Other Services are those routine and recurring services that the Audit Committee believes will not impair the independence of our registered public accounting firm, such as new market development advice and other miscellaneous services. The SEC prohibits our independent registered public accounting firm from performing certain non-audit services, and under no circumstances will the Audit Committee approve such services by it.

        The Audit Committee will review the generally pre-approved services from time-to-time, at least annually. Any changes to budgeted amounts or proposed services will require specific pre-approval by the Audit Committee.

        In 2007, all of the services provided by PricewaterhouseCoopers LLP were approved by the Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)

(1)	Financial Statements: Reference is made to the Index to Consolidated Financial Statements of this Annual Report on Form 10-K, as initially filed on February 29, 2008.

(2)	Financial Statement Schedule. N/A

(3)	Exhibits. Reference is made to the Index to Exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU SKIN ENTERPRISES, INC. BY: /s/ Ritch N. Wood Ritch N. Wood, Chief Financial Officer

EXHIBITS

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