Form 10-Q
period 2008-03-31
NU SKIN ENTERPRISES INC
filed 2008-05-12
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Yes            No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                                                            Accelerated filer
Non-accelerated filer  (Do not check if a smaller reporting company)               Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No

As of April 30, 2008, 63,580,490 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2008 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.
The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$ 97,537	$ 87,327
Current investments	1,910	5,225
Accounts receivable	23,938	23,424
Inventories, net	100,836	100,792
Prepaid expenses and other	48,020	49,576
	272,241	266,344

Property and equipment, net	87,822	88,529
Goodwill	112,446	112,446
Other intangible assets, net	85,933	86,163
Other assets	138,773	129,761
Total assets	$ 697,215	$ 683,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 22,552	$ 24,108
Accrued expenses	104,933	115,620
Current portion of long-term debt	33,381	31,441
	160,866	171,169

Long-term debt	179,163	169,229
Other liabilities	72,806	67,836
Total liabilities	412,835	408,234

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	211,586	209,821
Treasury stock, at cost - 27.0 million and 27.2 million shares	(412,791)	(413,976)
Retained earnings	553,345	546,832
Accumulated other comprehensive loss	(67,851)	(67,759)
	284,380	275,009
Total liabilities and stockholders' equity	$ 697,215	$ 683,243

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007

Revenue	$ 298,089	$ 273,640
Cost of sales	54,197	50,679

Gross profit	243,892	222,961

Operating expenses:
Selling expenses	127,913	116,438
General and administrative expenses	88,555	88,972

Total operating expenses	216,468	205,410

Operating income	27,424	17,551
Other income (expense), net	(5,829)	(794)

Income before provision for income taxes	21,595	16,757
Provision for income taxes	(8,106)	(6,257)

Net income	$ 13,489	$ 10,500

Net income per share (Note 2):
Basic	$ 0.21	$ 0.16
Diluted	$ 0.21	$ 0.16

Weighted-average common shares outstanding (000s):
Basic	63,457	65,939
Diluted	64,166	66,811

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 13,489	$ 10,500
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,967	7,817
Stock-based compensation	1,948	2,382
Changes in operating assets and liabilities:
Accounts receivable	234	(794)
Inventories, net	1,145	(4,145)
Prepaid expenses and other	2,906	397
Other assets	(4,129)	(29,800)
Accounts payable	(3,576)	8,186
Accrued expenses	(9,768)	(14,919)
Other liabilities	3,882	28,570

Net cash provided by operating activities	14,098	8,194

Cash flows from investing activities:
Purchases of property and equipment	(2,711)	(5,292)
Proceeds on investment sales	17,225	77,250
Purchases of investments	(13,910)	(89,450)

Net cash provided by (used) in investing activities	604	(17,492)

Cash flows from financing activities:
Exercise of employee stock options	1,386	1,128
Proceeds from long-term debt	—	40,000
Payment of cash dividends	(6,976)	(6,909)
Income tax benefit of options exercised	111	187
Repurchases of shares of common stock	(8)	(46,023)

Net cash used in financing activities	(5,487)	(11,617)

Effect of exchange rate changes on cash	995	368

Net increase (decrease) in cash and cash equivalents	10,210	(20,547)

Cash and cash equivalents, beginning of period	87,327	121,353

Cash and cash equivalents, end of period	$ 97,537	$ 100,806

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology-related products and services under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; Americas, which consists of the United States, Canada and Latin America; South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Europe, which includes several markets in Europe as well as Israel, Russia and South Africa (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2008 and 2007, other stock options totaling 4.7 million and 2.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In February 2008, our board of directors declared a quarterly cash dividend of $0.11 per share for all shares of Class A common stock. This quarterly cash dividend of $7.0 million was paid on March 19, 2008 to stockholders of record on February 29, 2008.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2008 and December 31, 2007, the Company did not hold any forward contracts designated as foreign currency cash flow hedges to hedge foreign-currency-denominated intercompany transactions. As of March 31, 2008 and December 31, 2007, none and $(0.2) million of net unrealized gains/ (losses), net of related taxes, respectively, were recorded in accumulated other comprehensive loss. The Company recognized pre-tax gains on foreign currency cash flow hedges of $0.2 million for the three-month period ended March 31, 2007. These gains and losses were recorded as increases to revenue in Japan in the respective periods.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.	REPURCHASES OF COMMON STOCK

During the three-month period ended March 31, 2008, the Company did not repurchase any shares of its Class A common stock under its open market repurchase plan. During the three-month period ended March 31, 2007, the Company repurchased approximately 2.7 million shares of its Class A common stock under its open market repurchase plan for approximately $46.0 million.

6.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2008 and 2007, were as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$ 13,489	$ 10,500

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(92)	457
Net unrealized losses on foreign
currency cash flow hedges	—	(98)
Less: Reclassification adjustment for realized
losses (gains) in current earnings	—	(132)

Comprehensive income	$ 13,397	$ 10,727

7.	SEGMENT INFORMATION

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2008	2007
North Asia	$ 149,434	$ 140,259
Greater China	49,904	48,953
Americas	50,416	42,319
South Asia/Pacific	25,502	23,586
Europe	22,833	18,523
Total	$ 298,089	$ 273,640

Revenue generated by each of the Company’s three product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2008	2007
Pharmanex	$ 155,952	$ 153,162
Nu Skin	137,517	114,100
Big Planet	4,620	6,378
Total	$ 298,089	$ 273,640

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2008	2007
Japan	$ 108,993	$ 107,027
United States	44,378	37,728
South Korea	40,441	33,232
Taiwan	21,567	20,944
Europe	19,918	15,784
Mainland China	16,708	17,536

Long-lived assets:	March 31, 2008	December 31, 2007
Japan	$ 12,851	$ 11,907
United States	46,855	48,378
South Korea	3,167	3,391
Taiwan	3,102	3,299
Europe	2,987	2,638
Mainland China	9,804	9,908

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS 109. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of March 31, 2008, the Company has net deferred tax assets of $77.8 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction.

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

At December 31, 2007, the Company had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of approximately zero to $5 million. The amount of unrecognized tax benefits did not change significantly during the three months ended March 31, 2008.

10.	COMMITMENTS AND CONTINGENCIES

The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company’s direct selling system. The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company’s distributors is not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company’s operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by local or foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position or results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company’s management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

Because the Company believes the documentation and legal analysis supports its position and the valuation methodology it used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, the Company believes the assessments are improper and it filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected the Company’s letters of protest, and to follow proper administrative procedures the Company filed appeals with the Japan Ministry of Finance. On June 26, 2006, the Company was advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. The Company decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006 it filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, the Company was advised that the Ministry of Finance also rejected its appeal with them for the imports from November 2004 to June 2005. The Company appealed this decision with the court system in Japan in July 2007. Currently, all appeals are pending with the Tokyo District Court Civil Action Section. One of the findings cited by the Ministry of Finance in its decisions was that the Company had treated the transactions as sales between its U.S. affiliate and its Japan subsidiary on its corporate income tax return under applicable income tax and transfer pricing laws. In order to appeal, the Company was required to pay the $25.0 million in customs duties and assessments related to all of the amounts at issue, which the Company recorded in “Other Assets” in its Consolidated Balance Sheet. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.	LONG-TERM DEBT

The Company maintains a $25.0 million revolving credit facility that originally expired in May 2007, and has been extended for 3 years and now expires in May 2010. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. As of March 31, 2008, there were no outstanding balances under this revolving credit facility.

The Company also has a $205.0 million multi-currency private shelf facility with Prudential Investment Management, Inc. As of March 31, 2008, the Company had $170.8 million outstanding under its shelf facility, $15.0 million of the U.S. dollar-denominated portion and $4.5 million of the Japanese yen-denominated portion is included in the current portion of long-term debt. Of this long-term debt, $95.0 million is U.S. dollar denominated, bears interest of approximately 5.2% per annum and the related discount is amortized in four tranches between five and ten years. The remaining $75.8 million as of March 31, 2008, is Japanese yen-denominated senior promissory notes in the aggregate principal amount of 11.8 billion Japanese yen. The notes bear interest of approximately 2.2% per annum, and the related discounts are amortized in three tranches between five and ten years with interest payable semi-annually.

The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of March 31, 2008, the outstanding balance on the notes was 4.2 billion Japanese yen, or $41.7 million, $13.9 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by the Company’s material subsidiaries or by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

The following table summarizes the Company’s long-term debt arrangements as of March 31, 2008:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2008(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	4.2 billion yen ($41.7 million as of March 31, 2008)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$30.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2008(2)	Interest Rate	Repayment terms

	$25.0 million	$5.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017 with annual principal payments that begin in January 2011.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($31.3 million as of March 31, 2008)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

	2.3 billion yen	2.3 billion yen ($22.8 million as of March 31, 2008)	2.6%	Notes due September 2017, with annual principal payments that begin September 2011.

	2.2 billion yen	2.2 billion yen ($21.8 million as of March 31, 2008)	3.3%	Notes due January 2017, with annual principal payments that begin in January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)

The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $33.4 million and includes $13.9 million of the balance on the Company’s 2000 Japanese yen denominated notes, $4.5 million of the balance of the Company’s Japanese yen denominated debt under the 2003 multi-currency uncommitted shelf facility and $15.0 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.	FAIR VALUE

The Company adopted SFAS 157 and the related FASB Staff Position FAS No. 157-2. The adoption of these pronouncements did not have a material impact on the Company's fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents and available-for-sale securities. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect data obtained from independent sources, while observable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:

•	Level 1 - quoted prices in active markets for identical assets or liabilities;

•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

•	Level 3 – unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (U.S. dollars in millions):

Fair Value at March 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Auction Rate Securities	$ —	$ —	$ 1.9	$ 1.9

Liabilities:	$ —	$ —	$ —	$ —

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in millions):

Balance at January 1, 2008:	$ 5.2

Purchases	13.9
Sales	(17.2)

Balance at March 31, 2008:	$ 1.9

Also effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This standard permits companies, at their option, to choose to measure many financial instruments and certain other items at fair value. As of March 31, 2008 the Company elected to not fair value existing eligible items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

        Our revenue for the three-month period ended March 31, 2008 increased 9% to $298.1 million compared to the same period in 2007. Foreign currency exchange rate fluctuations positively impacted revenue by 6%. In addition, solid year-over-year growth in South Korea, the United States, Europe, Hong Kong and our South Asia/Pacific region also contributed to the increase in revenue. During the quarter we saw strong results in our personal care product line, including the continued demand for the Galvanic Spa System II as well as the Tru Face Essence line, which helped fuel the year-over-year improvement in many of our markets. These gains were partially offset by a larger than anticipated decline in local currency revenue in Japan as well as continued softness in China.

        Earnings per share for the first quarter of 2008 were $0.21, compared to $0.16 for the same period in 2007. The increase in earnings is largely due to our business transformation initiatives, which have resulted in lower general and administrative expenses, as well as the overall increase in revenue. First quarter 2008 earnings were negatively impacted by a foreign currency translation loss of $4.5 million primarily related to the translation of our Japanese yen denominated debt into U.S. dollars, as the yen strengthened from 111.5 yen per U.S. dollar at the beginning of the year to 99.7 at the end of the quarter, an 11% change. Earnings per share were positively impacted approximately 5% as a result of our repurchases of stock during the past 12 months under our stock repurchase program.

        Revenue

        North Asia. The following table sets forth revenue for the three-month periods ended March 31, 2008 and 2007 for the North Asia region and its principal markets (U.S. dollars in millions):

	2008	2007	Change

Japan	$ 109.0	$ 107.0	2%
South Korea	40.4	33.3	21%
North Asia total	$ 149.4	$ 140.3	6%

Foreign currency exchange rate fluctuations positively impacted revenue in the region by approximately 9%.

        Local currency revenue in Japan declined 10% for the three month period ended March 31, 2008 compared to the same period in 2007. We believe the larger than anticipated local currency decline can be attributed to several factors. First, we experienced a decline of 7% and 10% in active and executive distributors, respectively, as a result of continued weakness in sponsoring activity due in part to the environmental factors described below. Second, we also ran more limited product promotions in the first quarter than we had been running in past quarters. In addition, we also held a convention in Japan the first quarter of last year which positively impacted the prior-year period. The Japan convention is being held in the second quarter this year. Finally, regulatory scrutiny of the industry has increased. In the first quarter, the Japanese government took regulatory action against one of the largest direct selling companies and prohibited them from signing up new distributors for three months. This sanction attracted media attention in Japan. In response to this increased scrutiny and a higher level of complaints to consumer centers related to the activities of some of our distributors, we are taking additional steps to increase our focus on distributor compliance and ensure that our distributors understand and comply with our policies. It appears these issues have had a negative impact on the market and our distributor’s sponsoring activity.

        In the second quarter, we have a distributor convention where we will introduce several initiatives and products, including LifePak nano and Tru Face Essence Plus, both enhanced reformulations of our top selling products that have been successful in the United States where they were first launched. We will also unveil plans for a new anti-aging platform that we plan to introduce in the fourth quarter.

        South Korea continues to post solid growth as our initiatives and product introductions have contributed to a strong sponsoring environment for our distributors and significant growth in the number of our distributor leaders. The number of active distributors increased 29% and the number of executive distributors increased 27% compared to the prior year period. The growth in this market was positively impacted by the very successful launch of Estera, a Pharmanex product designed for women’s health.

        Greater China. The following table sets forth revenue for the three-month periods ended March 31, 2008 and 2007 for the Greater China region and its principal markets (U.S. dollars in millions):

	2008	2007	Change

Taiwan	$ 21.6	$ 20.9	3%
Mainland China	16.7	17.6	(5%)
Hong Kong	11.6	10.5	10%
Greater China total	$ 49.9	$ 49.0	2%

        Foreign currency exchange rate fluctuations positively impacted revenue by approximately 5% in this region during the first quarter of 2008. Active distributors decreased 11% and executive distributors decreased 5% in the region,

        On a local currency basis, revenue in Mainland China decreased 12% in the first quarter of 2008 compared to the same period in 2007. We believe the decline is largely attributed to continued declines in our preferred customers and employed sales representatives, which declined 19% and 9%, respectively, compared to the prior-year period. Given the regulatory environment in China we continue to be cautious in our promotions and the sales activities of our sales representatives. We also adjusted our store strategy to focus our business around flagship stores in major cities, which resulted in the closure of nearly 70 of our smaller stores in this market in December 2007. Additionally, we modified our business model to engage sales promoters under a service contract as well as offer part-time employment to allow us to provide a supplemental income opportunity to individuals who may not be interested in working full-time. Business model adjustments of this nature are often disruptive to short-term business results.

        Local currency revenue in Taiwan was down 2%, and Hong Kong local currency revenue was up 11% on a year-over-year basis in the first quarter of 2008 compared to the same prior-year period. The first quarter executive distributor count in Taiwan was down 1% and the number of active distributors was down 5% when compared to the prior year period, while executive distributors in Hong Kong were down 1% and the active distributors in Hong Kong grew 3%. The increase in revenue in Hong Kong was largely attributed to an increase in personal care sales driven by increased interest in the Galvanic Spa System II.

        Americas. The following table sets forth revenue for the three-month periods ended March 31, 2008 and 2007 for the Americas region and its principal markets (U.S. dollars in millions):

	2008	2007	Change

United States	$ 44.4	$ 37.7	18%
Canada	3.3	2.4	38%
Latin America	2.7	2.2	23%
Americas total	$ 50.4	$ 42.3	19%

        Revenue in the United States continued to be positively impacted by strong growth in the personal care brand. This growth is being driven by strong interest in our Galvanic Spa System II as well as complimentary products such as Tru Face Essence Ultra and Tru Face Line Corrector. Revenue from the sale of the Galvanic Spa System II and related gels increased to approximately $7.5 million in the first quarter of 2008 compared to approximately $0.4 million in the prior-year period. This interest has also driven growth in our distributors, with active distributors in the United States increasing 7% and executive distributors increasing 9% in the first quarter of 2008 compared to the same prior-year period.

        On a local currency basis, revenue in Canada and Latin America both increased by approximately 22% over the prior-year period. The growth in Latin America can be attributed largely to our opening of operations in Venezuela, which offset the loss of revenue from Brazil following our decision to close our operations in this market in the second quarter of last year, as well as strength in our Mexico and Central America markets. Similar to the United States, revenue growth in Canada and Latin America are also being driven by the strong sales in our Nu Skin brand personal care products.

        Active distributors in the region increased 9% and executive distributors increased 7% compared to the prior year period.

        South Asia/Pacific. The following table sets forth revenue for the three-month periods ended March 31, 2008 and 2007 for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2008	2007	Change

Singapore/Malaysia/Brunei	$ 9.9	$ 9.0	10%
Thailand	8.7	7.4	18%
Australia/New Zealand	3.3	4.1	(20%)
Indonesia	2.0	2.0	—
Philippines	1.6	1.1	45%
South Asia/Pacific total	$ 25.5	$ 23.6	8%

        Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 9% in the first quarter of 2008 compared to the same prior-year period. Steady performances in the majority of our markets within this region contributed to the growth. Successful product launches and initiatives centered around our weight loss products have helped boost revenue in these markets over the last few quarters. In addition, we are seeing increased focus on our personal care products, in particular in Thailand where the Galvanic Spa System II is contributing to the revenue growth in that market. The growth in these markets was offset by the significant decline in Australia/New Zealand which is largely related to a decline in our Big Planet business in these markets. Active distributors in the region decreased 10% and executive distributors increased 1% in the first quarter compared to the same prior-year period.

        Europe. The following table sets forth revenue for the three-month periods ended March 31, 2008 and 2007 for Europe (U.S. dollars in millions):

	2008	2007	Change

Europe	$ 22.8	$ 18.5	23%

        We experienced growth throughout our European markets in the first quarter. In particular, we benefited from strong distributor activity in Eastern Europe, which includes the markets of Slovakia, Russia, Poland, Hungary, and Romania, where we are expanding our business. We also opened operations in South Africa during the quarter. We believe that our success in Europe is attributable to enthusiasm and alignment of our distributor leaders behind key initiatives, including the Galvanic Spa System II, as well as excitement for expansion in Eastern Europe.

         Gross profit

        Gross profit as a percentage of revenue increased to 81.8% for the first quarter of 2008 from 81.5% for the same period in 2007, due in part to lower air freight expense as well as a weaker U.S. dollar.

         Selling expenses

        Selling expenses as a percentage of revenue increased slightly to 42.9% for the first quarter of 2008 from 42.6% for the same period in 2007, but remained level with fourth quarter results.

         General and administrative expenses

        General and administrative expenses decreased to $88.6 million for the first quarter of 2008 from $89.0 million for the same period in 2007. As a percentage of revenue, general and administrative expenses decreased to 29.7% for the first quarter of 2008 from 32.5% for the same period in 2007. The decrease is attributable primarily to our transformation initiatives which we began implementing in early 2006 to (i) eliminate organizational redundancies, (ii) revamp administrative support functions, (iii) prioritize investments to favor profitable initiatives and markets, and (iv) increase efficiencies in the supply chain process. General and administrative expenses were negatively impacted by approximately $3.8 million as a result of strengthening currencies in our foreign markets.

         Other income (expense), net

        Other income (expense), net for the first quarter of 2008 was approximately $5.8 million of expense compared to $0.8 million of expense for the same period in 2007. This expense consisted primarily of approximately $1.8 million in interest expense as well as approximately $4.5 million in foreign currency losses largely related to the strengthening of the Japanese yen from 111.5 yen per U.S. dollar at December 31, 2007 to 99.7 at March 31, 2008. We currently have 11.8 billion yen in indebtedness on our balance sheet. We are able to get significantly lower interest rates by borrowing in yen and also use these borrowings to hedge against fluctuations in exchange rates between the yen and the U.S. dollar. We translate these borrowings to the U.S. dollar at the end of each quarter based on the current exchange rate. Because of the significant strengthening of the yen during the quarter, we recorded a loss of $5.5 million in connection with such translation.

         Provision for income taxes

        Provision for income taxes for the first quarter of 2008 was $8.1 million compared to $6.3 million for the same period in 2007. The effective tax rate was 37.5% of pre-tax income during the first quarter of 2008, compared to a rate of 37.3% in the same prior-year period.

         Net income

        As a result of the foregoing factors, net income for the first quarter of 2008 increased to $13.5 million from $10.5 million for the same period in 2007.

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

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $14.1 million in cash from operations during the three-month period ended March 31, 2008, compared to $8.2 million during the same period in 2007. This increase in cash generated from operations is due primarily to increased profitability in 2008.

        As of March 31, 2008, working capital was $111.4 million, compared to $95.2 million as of December 31, 2007. Cash and cash equivalents at March 31, 2008 and December 31, 2007 were $99.4 million and $92.6 million, respectively. The increase in cash balances was primarily due to improved net income. This increase in cash positively impacted our working capital.

        Capital expenditures in the first three months of 2008 totaled $2.7 million, and we anticipate capital expenditures of approximately $20 million to $25 million for 2008. These capital expenditures are primarily related to:

•	purchases of computer systems and software, including equipment and development costs; and

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of March 31, 2008:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2008(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	4.2 billion yen ($41.7 million as of March 31, 2008)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$30.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2008(2)	Interest Rate	Repayment terms

	$25.0 million	$5.0 million	4.0%	Notes due April 2008 with annual principal payments that began in October 2004.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017 with annual principal payments that begin in January 2011.

Japanese yen denominated:	3.1 billion yen	3.1 billion yen ($31.3 million as of March 31, 2008)	1.7%	Notes due April 2014, with annual principal payments beginning April 2008.

	2.3 billion yen	2.3 billion yen ($22.8 million as of March 31, 2008)	2.6%	Notes due September 2017, with annual principal payments that begin September 2011.

	2.2 billion yen	2.2 billion yen ($21.8 million as of March 31, 2008)	3.3%	Notes due January 2017, with annual principal payments that begin in January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)

The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $33.4 million and includes $13.9 million of the balance on the Company’s 2000 Japanese yen denominated notes, $4.5 million of the balance of the Company’s Japanese yen denominated debt under the 2003 multi-currency uncommitted shelf facility and $15.0 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first quarter of 2008, we did not repurchase any shares of Class A common stock under this program. At March 31, 2008, approximately $89.6 million was available for repurchases under the stock repurchase program.

        In February 2008, our board of directors declared a quarterly cash dividend of $0.11 per share for Class A common stock. This quarterly cash dividend of $7.0 million was paid on March 19, 2008 to stockholders of record on February 29, 2008. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        Because we believe the documentation and legal analysis supports our position and the valuation methodology we used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, we believe the assessments are improper and we filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected our letters of protest, and we filed appeals with the Japan Ministry of Finance. In order to appeal, we were required to pay the $25.0 million in customs duties and assessments related to all of the amounts at issue, which we recorded in “Other Assets” in our Consolidated Balance Sheet. On June 26, 2006, we were advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. On December 22, 2006, we filed a complaint with the Tokyo District Court Civil Action Section to appeal the decision with respect to this period. In January 2007, we were advised that the Ministry of Finance also rejected our appeal for the imports from November 2004 to June 2005. We appealed this decision with the court system in Japan in July 2007. Currently, all appeals are pending with the Tokyo District Court Civil Action Section. One of the findings cited by the Ministry of Finance in its decisions was that we had treated the transactions as sales between our U.S. affiliate and our Japan subsidiary on our corporate income tax return under applicable income tax and transfer pricing laws. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

        On May 2, 2007, Bodywise International, LLC, a direct sales company headquartered in Tustin, California, filed a complaint in the Superior Court of the State of California for Orange County, naming Pharmanex, Inc., our subsidiary, and several Nu Skin distributors who had formerly been distributors for Bodywise as defendants. The plaintiff subsequently filed an amended complaint on May 25, 2007. The complaint alleges that the individual defendants breached the terms of their distributor agreements by utilizing trade secrets and violating non-solicitation covenants in connection with the alleged recruitment of distributors of Bodywise to become Nu Skin distributors. The complaint includes additional claims against all defendants for intentional interference with contractual relations and prospective economic advantage, misappropriation of trade secrets, unfair competition, and unjust enrichments related to the alleged activities. The complaint seeks recovery of damages in an amount presently unascertained, but which plaintiff estimates will likely exceed $25 million. We believe the allegations against us are without merit. The lawsuit is still in the discovery stage.

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

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of March 31, 2008, we had net deferred tax assets of $77.8 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses. When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

        In June 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109 (“FIN 48”). We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $2.6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balances of retained earnings and additional paid in capital.

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

        At December 31, 2007, we had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. Our unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which we operate, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits may change with the next 12 months by a range of approximately zero to $5 million. The amount of unrecognized tax benefits did not change significantly during the three months ended March 31, 2008.

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

        Intangible Assets. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are not amortized. Our intangible assets with finite lives are recorded at cost and are amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Note 5 to the Consolidated Financial Statements).

        We are required to make judgments regarding the useful lives of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. The annual impairment tests were completed and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

        Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of any estimated forfeitures on a straight-line basis over the requisite service period of the award. The fair value of our stock-based compensation expense is based on estimates using the Black-Scholes option-pricing model. This option-pricing model requires the input of highly subjective assumptions including the option’s expected life, risk-free interest rate, expected dividends and price volatility of the underlying stock. The stock price volatility assumption was determined using the historical volatility of our common stock.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 158, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. See Note 12, Fair Value, for additional information.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 for fiscal 2008; however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

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

        In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, that would require nonrefundable advance payments made by us for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by us. EITF Issue No. 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. We have implemented the impacts and disclosures of this standard, and it did not have a material impact on our consolidated results of operations or financial condition.

        In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicated that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or reasonable, rational, and consistently applied accounting policy election. EITF Issue 07-1 is effective for us beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on our consolidated results of operations or financial condition.

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

	As of March 31, 2008		As of March 31, 2007
Region:	Active	Executive	Active	Executive

North Asia	324,000	14,938	322,000	15,299
Greater China	137,000	6,140	154,000	6,432
Americas	162,000	4,627	149,000	4,317
South Asia/Pacific	62,000	2,138	69,000	2,112
Europe	62,000	2,244	53,000	1,820
Total	747,000	30,087	747,000	29,980

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from Japan, any weakening of the yen negatively impacts reported revenue and profits, whereas a strengthening of the yen positively impacts our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing and results of operation or financial condition.

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

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our plans to launch or to continue to roll out certain products, tools and other initiatives in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our belief that we will be able to recover the $25 million customs assessment from the Yokohama customs through the judicial court system in Japan;

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan.

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

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-K and amendments thereto (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

        (a)   We have experienced revenue declines in Japan over the last couple of years and continue to face challenges in this market. If we are unable to renew growth in this market our results could be harmed. Factors that could impact our results in the market include:

•	any weakening of the Japanese yen;

•	regulatory constraints with respect to the claims we can make regarding the efficacy of products and tools, which could limit our ability to effectively market them;

•	any further weakening of the direct selling industry in Japan and any negative publicity associated with increased regulatory scrutiny of the market;

•	inappropriate activities by our distributors and any resulting regulatory actions;

•	any weakness in the economy or consumer confidence and;

•	increased competitive pressures from other direct selling companies and their distributors who actively seek to solicit our distributors to join their businesses.

        (b)   Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and fines being paid in some cases. Even though we have now obtained a direct selling license, government regulators continue to scrutinize our activities and the activities of our distributors and sales employees to monitor our compliance with the new regulations and other applicable regulations as we integrate direct selling into our business model. We continue to be subject to current governmental reviews and investigations. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, all of which could harm our business.

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

        The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled “Currency Risk and Exchange Rate Information” in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation” of Part I and also in Note 6 to the Financial Statements contained in Item 1 of Part I.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of March 31, 2008.

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

        No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2007 fiscal year, for information regarding the status of certain legal proceedings.

ITEM 1A.	RISK FACTORS

         Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates one of these risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in subsequent Form 10-Q filings.

The loss of suppliers or shortages in ingredients could harm our business.

         We acquire ingredients and products from two suppliers that each currently manufacture a significant portion of our Nu Skin personal care products. In addition, we currently rely on two suppliers for a majority of Pharmanex nutritional supplement products. In the event we were to lose any of these suppliers and experience any difficulties in finding or transitioning to alternative suppliers, this could harm our business. In addition, we obtain some of our products from sole suppliers that own or control the product formulations, ingredients, or other intellectual property rights associated with such products. These products include our Galvanic Spa System II, True Face Essence products, and our G3 juice. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers. Some of our nutritional products, including our recently introduced g3 juice, incorporate natural products that are only harvested once a year and may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 - 31, 2008	—		$ —	—	$ 89.6
February 1 - 29, 2008	494		$ 16.43	—	$ 89.6
March 1 - 31, 2008	—		$ —	—	$ 89.6
Total	494	(2)

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $335.0 million is currently authorized. As of March 31, 2008, we had repurchased approximately $245.4 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)

We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. All of the shares listed in this column relate to repurchases from such employees and distributors at an average price per share of $16.43.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

         On May 12, 2008, our Compensation Committee met and approved certain changes to the compensation of Truman Hunt, the Chief Executive Officer of the Company, as reflected in Mr. Hunt's Employment Letter, as amended, based on its review of Mr. Hunt's performance, the Company's performance and Mr. Hunt's current compensation levels. The Committee engaged an independent compensation consultant to assist it in its review of Mr. Hunt's compensation. Mr. Hunt's base salary was increased to $750,000 per year from $550,000. Mr. Hunt had previously unilaterally reduced his salary from $665,000 to $550,000 in 2006. The dividend equivalent being paid to Mr. Hunt on a hypothetical 250,000 shares (approximately $105,000 in 2007) was terminated in connection with the increase in salary.

         The Committee also approved a special grant of 350,000 performance stock options. The exercise price will be the closing price of our Class A common stock on May 12, 2008, the date of grant. Vesting for the options is performance based, with the options vesting in two installments if the Company's earnings per share equal or exceed the two established performance levels, measured in terms of diluted earnings per share. Fifty percent of the options will vest upon earnings per share meeting or exceeding the first performance level of $1.50 and 50% of the options will vest upon earnings per share meeting or exceeding the second performance level of $2.00. If the performance levels have not been met on or prior to the 2nd business day following the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, then any unvested options shall terminate at such time. Under the terms of the options, earnings per share is calculated in accordance with generally accepted accounting principles; provided, however, that the following shall be excluded from the calculation of "earnings per share: (A) asset write-downs, (B) litigation or claim judgments or settlements related to claims arising prior to the date of grant or claims based, in whole or in part, on events or actions occurring prior to the date of grant, (C) accruals for recapitalization, reorganization and restructuring programs, (D) the discontinuation, disposal or acquisition of a business or division, and (E) any other extraordinary items. The Committee shall review and approve the calculation of "earnings per share," and shall determine, exercising its judgment, the items to be excluded pursuant to the exceptions. The other terms of the performance options are similar to the terms of the Company's standard options including acceleration of vesting if there is a termination of employment following a change-in-control and forfeiture of awards upon the occurrence of certain acts by the option holder. The options expire seven years following the grant date. Mr. Hunt's semi-annual option grant was increased to 50,000 options for 2008 and will increase to 92,500 in 2009. Mr. Hunt had previously unilaterally reduced his semi-annual option grant from 100,000 per year to 25,000 per year in 2006.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

3.1	Amended and Restated Bylaws of the Company (as amended) (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1	Seventh Amendment to Note Purchase Agreement, dated as of February 25, 2008, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.2	Seventh Amendment to Private Shelf Agreement, dated as of February 25, 2008, between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.3	Eighth Amendment to Credit Agreement, dated as of February 29, 2008, among the Company, various financial institutions, and JP Morgan Chase Bank, N.A. (as successor to Bank One, N.A.) as successor administrative agent (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.4	Series EE Senior Note EE-1, issued January 8, 2008, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on 8-K dated January 8, 2008).

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2008

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Duly Authorized Officer and Principal Financial and Accounting Officer)