Form 10-Q
period 2008-06-30
NU SKIN ENTERPRISES INC
filed 2008-08-08
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Yes            No

As of July 31, 2008, 63,533,058 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2008 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.
The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$ 92,558	$ 87,327
Current investments	1,820	5,225
Accounts receivable	25,802	23,424
Inventories, net	107,675	100,792
Prepaid expenses and other	45,174	49,576
	273,029	266,344

Property and equipment, net	84,743	88,529
Goodwill	112,446	112,446
Other intangible assets, net	84,392	86,163
Other assets	135,427	129,761
Total assets	$ 690,037	$ 683,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 27,449	$ 24,108
Accrued expenses	106,739	115,620
Current portion of long-term debt	27,257	31,441
	161,445	171,169

Long-term debt	158,904	169,229
Other liabilities	71,564	67,836
Total liabilities	391,913	408,234

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	214,072	209,821
Treasury stock, at cost - 27.0 million shares	(414,220)	(413,976)
Retained earnings	566,955	546,832
Accumulated other comprehensive loss	(68,774)	(67,759)
	298,124	275,009
Total liabilities and stockholders' equity	$ 690,037	$ 683,243

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$ 321,713	$ 287,241	$ 619,802	$ 560,881

Cost of sales	59,319	51,090	113,516	101,769

Gross profit	262,394	236,151	506,286	459,112

Operating expenses:
Selling expenses	136,983	123,317	264,896	239,755
General and administrative expenses	96,480	91,810	185,035	180,782

Total operating expenses	233,463	215,127	449,931	420,537

Operating income	28,931	21,024	56,355	38,575
Other income (expense), net	4,110	897	(1,719)	103

Income before provision for income taxes	33,041	21,921	54,636	38,678
Provision for income taxes	12,440	8,129	20,546	14,386

Net income	$ 20,601	$ 13,792	$ 34,090	$ 24,292

Net income per share (Note 2):
Basic	$ .32	$ .21	$ .54	$ .37
Diluted	$ .32	$ .21	$ .53	$ .37

Weighted-average common shares
outstanding (000s):
Basic	63,561	64,523	63,509	65,228
Diluted	64,269	65,343	64,242	66,098

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 34,090	$ 24,292
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	15,333	15,956
Stock-based compensation	3,863	4,189
Changes in operating assets and liabilities:
Accounts receivable	(1,729)	(5,013)
Inventories, net	(6,769)	(5,739)
Prepaid expenses and other	5,626	(5,425)
Other assets	(4,474)	(33,350)
Accounts payable	1,657	7,635
Accrued expenses	(10,576)	(16,691)
Other liabilities	3,263	28,353

Net cash provided by operating activities	40,284	14,207

Cash flows from investing activities:
Purchases of property and equipment	(6,692)	(10,363)
Proceeds on investment sales	17,315	99,050
Purchases of investments	(13,910)	(99,050)

Net cash used in investing activities	(3,287)	(10,363)

Cash flows from financing activities:
Exercises of employee stock options	2,449	2,893
Proceeds from long-term debt	—	44,845
Payment of cash dividends	(13,967)	(13,688)
Payments on debt financing	(19,604)	(15,000)
Income tax benefit of options exercised	153	228
Repurchases of shares of common stock	(2,015)	(46,078)

Net cash used in financing activities	(32,984)	(26,800)

Effect of exchange rate changes on cash	1,218	614

Net increase (decrease) in cash and cash equivalents	5,231	(22,342)

Cash and cash equivalents, beginning of period	87,327	121,353

Cash and cash equivalents, end of period	$ 92,558	$ 99,011

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company also markets technology-related products and services under the Big Planet brand. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Americas, which consists of the United States, Canada and Latin America; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; Europe, which consists of several markets in Europe as well as Israel, Russia and South Africa; and South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2008 and December 31, 2007, and for the three- and six-month periods ended June 30, 2008 and 2007. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2008 and 2007, other stock options totaling 4.7 million and 3.1 million, respectively, and for the six-month periods ended June 30, 2008 and 2007, other stock options totaling 4.6 million and 2.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In February and May 2008, our board of directors declared a quarterly cash dividend of $0.11 per share for all shares of Class A common stock. These quarterly cash dividends of $7.0 million were each paid on March 19, 2008 and June 18, 2008, respectively, to stockholders of record on February 29, 2008 and May 30, 2008, respectively. In July 2008, the Company’s board of directors declared a quarterly cash dividend of $0.11 per share for Class A common stock to be paid September 17, 2008 to stockholders of record on August 29, 2008.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4.	DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2008 and December 31, 2007, the Company did not hold any forward contracts designated as foreign currency cash flow hedges to hedge foreign-currency-denominated intercompany transactions.

5.	REPURCHASES OF COMMON STOCK

During the three- and six-month periods ended June 30, 2008, the Company repurchased approximately 119,900 shares of its Class A common stock under its open market repurchase plan for approximately $2.0 million. During the three-month period ended June 30, 2007, the Company did not repurchase any shares of its Class A common stock under its open market repurchase plan. During the six-month period ended June 30, 2007, the Company repurchased approximately 2,659,000 shares of its Class A common stock under its open market repurchase plan for approximately $46.1 million.

6.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2008 and 2007, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$ 20,601	$ 13,792	$ 34,090	$ 24,292

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(923)	797	(1,015)	1,254
Net unrealized gains (losses) on foreign
currency cash flow hedges	—	53	—	(45)
Less: Reclassification adjustment for realized
losses (gains) in current earnings	—	(123)	—	(255)

Comprehensive income	$ 19,678	$ 14,519	$ 33,075	$ 25,246

7.	SEGMENT INFORMATION

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China, the Company utilizes an employed sales force and distributors to sell its products through fixed retail locations. Selling expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its Mainland China sales employees paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize revenue in five geographic regions: North Asia, Americas, Greater China, Europe and South Asia/Pacific.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2008	2007	2008	2007
North Asia	$ 151,025	$ 145,693	$ 300,459	$ 285,952

Americas	57,253	45,469	107,669	87,788
Greater China	55,778	52,099	105,682	101,052
Europe (region)	30,445	18,943	53,278	37,466
South Asia/Pacific	27,212	25,037	52,714	48,623
Totals	$ 321,713	$ 287,241	$ 619,802	$ 560,881

Revenue generated by each of the Company’s three product lines is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2008	2007	2008	2007
Nu Skin	$ 159,992	$ 122,374	$ 297,509	$ 236,474

Pharmanex	157,393	157,828	313,345	310,990
Big Planet	4,328	7,039	8,948	13,417
Totals	$ 321,713	$ 287,241	$ 619,802	$ 560,881

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2008	2007	2008	2007
Japan	$ 110,048	$ 109,294	$ 219,041	$ 216,321
United States	48,794	40,305	93,172	78,033
South Korea	40,977	36,399	81,418	69,631
Europe	26,352	16,580	46,270	32,364
Taiwan	25,007	23,715	46,574	44,659
Mainland China	16,174	17,074	32,882	34,610

Long-lived assets:	June 30, 2008	December 31, 2007
Japan	$ 11,646	$ 11,907
United States	46,275	48,378
South Korea	2,828	3,391
Taiwan	2,689	3,299
Europe	2,326	2,638
Mainland China	9,843	9,908

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS 109. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of June 30, 2008, the Company has net deferred tax assets of $74.4 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction.

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

At December 31, 2007, the Company had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of approximately zero to $5 million. The amount of unrecognized tax benefits did not change significantly during the six months ended June 30, 2008.

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

Because the Company believes the documentation and legal analysis supports its position and the valuation methodology it used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, the Company believes the assessments are improper and it filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected the Company’s letters of protest, and to follow proper administrative procedures the Company filed appeals with the Japan Ministry of Finance. In order to appeal, the Company was required to pay the $25.0 million in custom duties and assessments related to all of the amounts at issue, which the Company recorded in “Other Assets” in its Consolidated Balance Sheet. On June 26, 2006, the Company was advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. The Company decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006 it filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, the Company was advised that the Ministry of Finance also rejected its appeal with them for the imports from November 2004 to June 2005. The Company appealed this decision with the court system in Japan in July 2007. Currently, all appeals are pending with the Tokyo District Court Civil Action Section. One of the findings cited by the Ministry of Finance in its decisions was that the Company had treated the transactions as sales between its U.S. affiliate and its Japan subsidiary on its corporate income tax return under applicable income tax and transfer pricing laws. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.	LONG-TERM DEBT

The Company maintains a $25.0 million revolving credit facility that expires in May 2010. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. As of June 30, 2008, there were no outstanding balances under this revolving credit facility.

The Company also has a $205.0 million multi-currency private shelf facility with Prudential Investment Management, Inc. As of June 30, 2008, the Company had $147.0 million outstanding under its shelf facility, with $10.0 million of the U.S. dollar-denominated portion and $4.2 million of the Japanese yen-denominated portion included in the current portion of long-term debt. Of this long-term debt, $80.0 million is U.S. dollar denominated, bears interest of approximately 5.2% per annum and the related discount is amortized in four tranches between five and ten years. The remaining $67.0 million as of June 30, 2008, is Japanese yen-denominated senior promissory notes in the aggregate principal amount of 7.2 billion Japanese yen. The notes bear interest of approximately 2.2% per annum, and the related discounts are amortized in three tranches between five and ten years with interest payable semi-annually.

The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of June 30, 2008, the outstanding balance on the notes was 4.2 billion Japanese yen, or $39.2 million, $13.1 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by the Company’s material subsidiaries or by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

        The following table summarizes the Company’s long-term debt arrangements as of June 30, 2008:

Facility or Arrangement (1)	Original Principal Amount	Balance as of June 30, 2008(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	4.2 billion yen ($39.2 million as of June 30, 2008)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Facility or Arrangement(1)	Original Principal Amount	Balance as of June 30, 2008(2)	Interest Rate	Repayment terms

U.S. dollar denominated:	$50.0 million	$20.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017 with annual principal payments that begin in January 2011.

Japanese yen denominated:	3.1 billion yen	2.7 billion yen ($25.2 million as of June 30, 2008)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($21.4 million as of June 30, 2008)	2.6%	Notes due September 2017, with annual principal payments that begin September 2011.

	2.2 billion yen	2.2 billion yen ($20.4 million as of June 30, 2008)	3.3%	Notes due January 2017, with annual principal payments that begin in January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)

The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $27.3 million and includes $13.1 million of the balance on the Company’s 2000 Japanese yen denominated notes, $4.2 million of the balance of the Company’s Japanese yen denominated debt under the 2003 multi-currency uncommitted shelf facility and $10.0 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.	FAIR VALUE

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), and the related FASB Staff Position FAS No. 157-2. The adoption of these pronouncements did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents and available-for-sale securities. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

•	Level 1 - quoted prices in active markets for identical assets or liabilities;

•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

•	Level 3 – unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (U.S. dollars in millions):

Fair Value at June 30, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Auction Rate Securities	$ —	$ —	$ 1.8	$ 1.8

Liabilities:	$ —	$ —	$ —	$ —

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in millions):

Balance at March 31, 2008:	$ 1.9

Purchases	—
Sales	(0.1)

Balance at June 30, 2008:	$ 1.8

Also effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This standard permits companies, at their option, to choose to measure many financial instruments and certain other items at fair value. The Company has elected to not fair value existing eligible items.

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

Overview

        Revenue for the three and six-month periods ended June 30, 2008 increased 12% and 11% to $321.7 million and $619.8 million compared to the same periods in 2007, respectively. Foreign currency exchange rate fluctuations positively impacted revenue by 6% for both the three and six-month periods ended June 30, 2008. Strong growth in South Korea, the United States, Europe, Hong Kong and our South Asia/Pacific region drove our overall increase in revenue. Solid growth trends in our personal care product line, including the continued demand for the Galvanic Spa System II as well as the Tru Face Essence line, helped fuel the year-over-year improvement in these markets. Revenue results were negatively impacted by significant declines in local currency revenue in Japan and China. Revenue in the second quarter was also positively impacted by a product price increase of 2% on average, in most of our markets other than Japan.

        Earnings per share for the second quarter and first half of 2008 were $0.32 and $0.53 compared to $0.21 and $0.37 for the same periods in 2007. The increase in earnings is largely due to our business transformation initiatives, which have contributed significantly to our improved operating margins, as well as the overall increase in revenue. Second quarter 2008 earnings were positively impacted by a foreign currency translation gain of $5.3 million primarily related to the translation of our Japanese yen denominated debt into U.S. dollars, as the yen strengthened from 99.7 yen per U.S. dollar at the beginning of the quarter to 106.2 at the end of the quarter. Earnings per share were positively impacted approximately 5% as a result of our repurchases of stock during the past 12 months under our stock repurchase program.

        Revenue

         North Asia. The following table sets forth revenue for the three- and six-month periods ended June 30, 2008 and 2007 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Japan	$ 110.0	$ 109.3	1%	$ 219.1	$ 216.4	1%
South Korea	41.0	36.4	13%	81.4	69.6	17%
North Asia total	$ 151.0	$ 145.7	4%	$ 300.5	$ 286.0	5%

        Foreign currency exchange rate fluctuations positively impacted revenue in the region for the three- and six-month periods ended June 30, 2008 by 7% and 8% compared to the same prior-year periods. Executive distributors in the region decreased 6% and active distributors remained level compared to the prior-year period.

        Local currency revenue in Japan declined 13% and 11% for the three- and six-month periods ended June 30, 2008 compared to the same periods in 2007, respectively. We continue to experience weakness in our distributor numbers and distributor activity in this market, with active and executive distributor counts decreasing 8% and 12%, respectively. We believe the increased regulatory and media scrutiny of the industry, including sanctions against one of the largest network marketing companies in Japan, have negatively impacted the sponsoring environment. In addition, our increased focus on distributor compliance in response to increased regulatory attention on the direct selling industry and a higher level of complaints to consumer centers regarding the activities of some of our distributors has negatively impacted sponsoring activity.

        We have added additional management resources to our operations in North Asia, including Japan, through the appointment of a regional management team that is similar in structure to the management teams we have in place in our other regions. They have been charged with executing growth initiatives in Japan that are consistent with initiatives that are generating growth in our most successful markets. The North Asia management team has crafted a growth plan that will begin to be implemented in the second half of 2008.

        South Korea continues to post solid growth with local revenue increasing 23% and 24% for the three- and six-month periods ended June 30, 2008, respectively. Our product introductions have contributed to a strong sponsoring environment for our distributors and significant growth in the number of our distributor leaders. The number of active distributors increased 29% and the number of executive distributors increased 17% compared to the prior-year period. During the quarter, Estera, a Pharmanex product designed for women’s health, and Nu Skin promotions related to the Galvanic Spa System II helped drive growth in both our Pharmanex and Nu Skin product lines in this market.

        Americas. The following table sets forth revenue for the three- and six-month periods ended June 30, 2008 and 2007 for the Americas region and its principal markets (U.S. dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
United States	$ 48.8	$ 40.3	21%	$ 93.2	$ 78.0	19%
Latin America	4.4	2.3	91%	7.1	4.6	54%
Canada	4.1	2.9	41%	7.4	5.2	42%
Americas total	$ 57.3	$ 45.5	26%	$ 107.7	$ 87.8	23%

        We continue to experience significant growth in the United States with strong sales in the personal care brand. This growth is being driven by strong interest in our Galvanic Spa System II as well as complementary products such as Galvanic Spa Facial Gels, Tru Face Essence Ultra and Tru Face Line Corrector. These products provide highly demonstrable results and are generating significant consumer interest. This interest has also driven growth in our distributors, with active distributors in the United States increasing 10% and executive distributors increasing 13% in the second quarter of 2008 compared to the same prior-year period.

        On a local currency basis, revenue in Canada increased by 32% and 36% and local currency revenue for Latin America increased by 83% and 53% for the three- and six-month periods ended June 30, 2008 over the prior-year periods, respectively. The growth in Latin America can be attributed largely to our opening of operations in Venezuela, which offset the loss of revenue from Brazil following our decision to close our operations in this market in the second quarter of last year, and strength in our Mexico and Central America markets. Revenue growth in Latin America during the second quarter also benefited from a product price increase of approximately 15% - 20% on average. Similar to the United States, revenue growth in Canada and Latin America is also being driven by the strong sales in our Nu Skin brand personal care products.

        Active and executive distributors in the Americas region increased 13% compared to the prior-year period.

        Greater China. The following table sets forth revenue for the three- and six-month periods ended June 30, 2008 and 2007 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Taiwan	$ 25.0	$ 23.7	5%	$ 46.6	$ 44.7	4%
Mainland China	16.2	17.1	(5%)	32.9	34.6	(5%)
Hong Kong	14.6	11.3	29%	26.2	21.8	20%
Greater China total	$ 55.8	$ 52.1	7%	$ 105.7	$ 101.1	5%

        Foreign currency exchange rate fluctuations positively impacted revenue by approximately 7% and 6% in this region during the second quarter and first half of 2008, respectively. Active distributors decreased 15% and executive distributors increased 1% in the region.

        On a local currency basis, revenue in Mainland China decreased 14% and 13% in the three- and six- month periods ended June 30, 2008 compared to the same periods in 2007, respectively. We experienced declines in both our preferred customers and employed sales representatives of 25% and 7%, respectively, compared to the prior-year period. Revenue in China for the second quarter was negatively impacted by approximately $0.9 million from convention sales to our preferred customers and sales representatives attending our regional convention in Hong Kong. As we have previously reported, we also adjusted our store strategy at the end of 2007 to focus our business around flagship stores in major cities, which resulted in the closure of nearly 70 of our smaller stores in this market. We currently have plans to pre-launch the Galvanic Spa System II in China in the fourth quarter of 2008, with a full launch in the first quarter of 2009, which should have a positive impact on revenue given its success in Hong Kong and other markets.

        Local currency revenue in Taiwan was down 3% and 2%, and Hong Kong local currency revenue was up 29% and 20%, for the three- and six-month periods compared to the same prior-year periods, respectively. The second quarter executive distributor count in Taiwan was up 8% and the number of active distributors was down 8% when compared to the prior-year period, while executive distributors in Hong Kong were up 9% and the active distributors in Hong Kong grew 4%. Revenue in the second quarter in Hong Kong was positively impacted by approximately $1.3 million in sales made in Hong Kong to the distributors and sales representatives/customers attending the convention from other markets such as Taiwan and China. These sales correspondingly had a negative impact on reported revenue in Taiwan and China.

        Europe. The following table sets forth revenue for the three- and six-month periods ended June 30, 2008 and 2007 for Europe (U.S. dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Europe	$ 30.4	$ 18.9	61%	$ 53.3	$ 37.4	43%

        We continue to experience strong growth throughout our European markets. In particular, we are benefiting from strong distributor activity in Eastern Europe, which includes the markets of Hungary, Romania, Russia, Slovakia and Poland, and we are in the process of expanding our business into the Czech Republic. We also opened operations in South Africa during the first quarter. Growth in these markets is being driven by strong interest in the Galvanic Spa System II as well as momentum generated from the expansion of our business in Eastern Europe and South Africa.

        South Asia/Pacific. The following table sets forth revenue for the three- and six-month periods ended June 30, 2008 and 2007 for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Singapore/Malaysia/Brunei	$ 11.4	$ 9.7	18%	$ 21.4	$ 18.7	14%
Thailand	8.2	7.5	9%	16.9	14.9	13%
Australia/New Zealand	3.5	4.1	(15%)	6.8	8.2	(17%)
Indonesia	2.5	2.5	—	4.4	4.5	(2%)
Philippines	1.6	1.2	33%	3.2	2.3	39%
South Asia/Pacific total	$ 27.2	$ 25.0	9%	$ 52.7	$ 48.6	8%

        Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 6% and 8% in the second quarter and first half of 2008 compared to the same prior-year periods. Steady performances in the majority of our markets within this region contributed to the growth. The growth in these markets was partially offset by a decline in Australia/New Zealand which is largely related to a transition away from our Big Planet business in these markets. Active distributors in the region decreased 8% and executive distributors increased 1% in the second quarter compared to the same prior-year period.

         Gross profit

        Gross profit as a percentage of revenue decreased to 81.6% and 81.7% for the three- and six-month periods ended June 30, 2008 from 82.2% and 81.9% for the same periods in 2007. This decline is due in large part to the revenue shift from Japan, which has higher gross margins, to markets such as the US, with slightly lower gross margins. Additionally, the increase in sales of the Galvanic Spa System II, which has a slightly lower gross margin than our other personal care products, contributed to this decrease.

         Selling expenses

        Selling expenses as a percentage of revenue decreased to 42.6% and 42.7% for the three- and six-month periods ended June 30, 2008 from 42.9% and 42.8% from the same prior-year periods, respectively. The improvement for the second quarter of 2008 compared to the prior year is largely related to the phase-in of compensation plan adjustments in several markets.

         General and administrative expenses

        General and administrative expenses as a percentage of revenue for the three- and six-month periods ended June 30, 2008 decreased to 30.0% and 29.9% from 32.0% and 32.2% for the same periods in 2007, due primarily to our business transformation efforts. We had approximately $5.0 million in expenses related to conventions in the second quarter of 2008, but did not have any convention or related expenses in the second quarter of 2007. However, general and administrative expenses in the second quarter of 2007 included approximately $2.8 million of restructuring charges and operating losses associated with closing our Brazil operations. Foreign currency fluctuations also negatively impacted general and administrative expenses by approximately $4.6 million.

         Other income (expense), net

        Other income (expense), net for the three- and six-month periods ended June 30, 2008 was approximately $4.1 million and ($1.7) million compared to $0.9 million and $0.1 million for the same periods in 2007. Fluctuations in other income (expense), net are primarily due to foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes. For the three-month period ended June 30, 2008, the other income was largely a result of a $5.3 million translation gain including a $3.4 million gain from the yen denominated debt, as a result of the weakening of the yen since March 31, 2008. For the six-month period, the other expense primarily related to interest expense, as the translation gain in the second quarter was largely offset by the $4.5 million translation expense recorded in the first quarter.

         Provision for income taxes

        Provision for income taxes for the three- and six-month periods ended June 30, 2008 was $12.4 million and $20.5 million of expense compared to $8.1 million and $14.4 million of expense for the same periods in 2007. The effective tax rate was 37.7% and 37.6% of pre-tax income during the three- and six-month periods ended June 30, 2008, compared to a rate of 37.1% and 37.2% in the same prior-year periods. We expect our tax rate for the year to be between 36% and 37%. However, due to the fluctuations in the timing of uncertain tax positions booked under FIN 48, the most recent income tax accounting pronouncement, we expect a shift in our tax rate during the third and fourth quarters. We expect our tax rate to decrease in the third quarter and then return in the fourth quarter to the historical rate of between 37.5% and 38%.

         Net income

        Net income for the three- and six-month periods ended June 30, 2008 increased to $20.6 million and $34.1 million compared to $13.8 million and $24.3 million for the same prior-year periods based on the factors described above.

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

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $40.3 million in cash from operations during the first half of 2008, compared to $14.2 million during the same period in 2007. This increase in cash generated from operations is due primarily to increased profitability in 2008 and is also impacted by the timing of cash payments related to fluctuations in operating assets and liabilities.

        As of June 30, 2008, working capital was $111.6 million, compared to $95.2 million as of December 31, 2007. Cash and cash equivalents, including current investments, at June 30, 2008 and December 31, 2007 were $94.4 million and $92.6 million, respectively. Cash balances were also impacted by the payment of approximately $20 million in debt payments.

        Capital expenditures in the first six months of 2008 totaled $6.7 million, and we anticipate capital expenditures of approximately $20 million for 2008. These capital expenditures are primarily related to:

•	purchases of computer systems and software, including equipment and development costs; and

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of June 30, 2008:

Facility or Arrangement (1)	Original Principal Amount	Balance as of June 30, 2008(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	4.2 billion yen ($39.2 million as of June 30, 2008)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$20.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017 with annual principal payments that begin in January 2011.

Japanese yen denominated:	3.1 billion yen	2.7 billion yen ($25.2 million as of June 30, 2008)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($21.4 million as of June 30, 2008)	2.6%	Notes due September 2017, with annual principal payments that begin September 2011.

	2.2 billion yen	2.2 billion yen ($20.4 million as of June 30, 2008)	3.3%	Notes due January 2017, with annual principal payments that begin in January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)

The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $27.3 million and includes $13.1 million of the balance on the Company’s 2000 Japanese yen denominated notes, $4.2 million of the balance of the Company’s Japanese yen denominated debt under the 2003 multi-currency uncommitted shelf facility and $10.0 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first half of 2008, we repurchased approximately 119,900 shares of Class A common stock under this program for an aggregate amount of approximately $2.0 million. At June 30, 2008, approximately $87.6 million was available for repurchases under the stock repurchase program.

        In February and May 2008 our board of directors declared a quarterly cash dividend of $0.11 per share for Class A common stock. These quarterly cash dividends of $7.0 million were each paid on March 19, 2008 and June 18, 2008 to stockholders of record on February 29, 2008 and May 30, 2008. In July 2008, our board of directors declared a quarterly cash dividend of $0.11 per share for Class A common stock to be paid September 17, 2008 to stockholders of record on August 29, 2008. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of June 30, 2008, we had net deferred tax assets of $74.4 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses. When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

        At December 31, 2007, we had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. Our unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which we operate, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits may change with the next 12 months by a range of approximately zero to $5 million. The amount of unrecognized tax benefits did not change significantly during the three months ended June 30, 2008.

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

        We are required to make judgments regarding the useful lives of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. The annual impairment tests were completed in the second quarter and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 for fiscal 2008; however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the three months ended June 30, 2008. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

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

        In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, that would require nonrefundable advance payments made by us for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by us. EITF Issue No. 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. We have implemented this standard and it did not have a material impact on our consolidated results of operations or financial condition.

        In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicated that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or reasonable, rational, and consistently applied accounting policy election. EITF Issue 07-1 is effective for us beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impact and required disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on our consolidated results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements, but would not expect SFAS 160 to have a material impact on our consolidated results of operations or financial condition.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, the Standard will have no impact on our financial condition, results of operations or cash flows.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on our financial condition, results of operations or cash flows.

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

	As of June 30, 2008		As of June 30, 2007
Region:	Active	Executive	Active	Executive
North Asia	329,000	14,292	329,000	15,188
Americas	174,000	4,921	154,000	4,346
Greater China	130,000	6,443	153,000	6,376
Europe	71,000	2,648	55,000	1,852
South Asia/Pacific	64,000	2,168	69,000	2,142
Total	768,000	30,472	760,000	29,904

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

        We seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. At June 30, 2008 and December 31, 2007, we did not hold any forward contracts designated as foreign currency cash flow hedges to hedge foreign-currency-denominated intercompany transactions.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our plans to launch or to continue to roll out certain products, tools and other initiatives in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our anticipation that the growth plan crafted by the North Asia management team will begin to be implemented in the second half of 2008;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our belief that it is reasonably possible that our gross unrecognized tax benefits may change within the next 12 months by a range of approximately zero to $5 million;

•	our belief that the $25 million in customs assessments by the Yokohama customs authorities are improper and that the documentation and legal analysis support our position;

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan.

•	our expectation that our tax rate for the year will be between 36% and 37%.

•	our expectation that there will be a shift in our tax rate during the third and fourth quarters and that our tax rate will decrease to approximately 28% in the third quarter and then return in the fourth quarter to the historical rate of between 37.5% and 38%.

•	our anticipation that capital expenditures will be approximately $20 million for 2008.

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

        (f) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us. We have experienced an increase in complaints to consumer protection agencies in Japan and have taken steps to try to resolve these issues including providing additional training and restructuring our compliance group in Japan. We have also been in contact with general consumer agencies in Japan regarding some inappropriate activities by some distributors. If consumer complaints escalate to a government review or, if the current level of complaints does not improve, regulators could take action against us.

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

        The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled “Currency Risk and Exchange Rate Information” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of Part I and also in Note 4 to the Financial Statements contained in Item 1 of Part I.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of June 30, 2008.

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

        Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2007 fiscal year and subsequent Quarterly Reports on Form 10-Q for information regarding the status of certain legal proceedings that have been previously disclosed.

        As previously reported, Bodywise International, LLC, a direct sales company headquartered in Tustin, California, filed claims in the Superior Court of the State of California for Orange County, against us and several Nu Skin distributors who had formerly been distributors for Bodywise as defendants. In July 2008, the parties entered into a settlement agreement to resolve the matter. The settlement included a release of all claims against us and our distributors. The dismissal of the case is pending.

ITEM 1A.	RISK FACTORS

        Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates one of these risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in subsequent Quarterly Reports on Form 10-Q.

        Challenges by private parties to the form of our network marketing system or other regulatory compliance issues could harm our business.

        We may be subject to challenges by private parties, including our distributors, to the form of our network marketing system or elements of our business. For example, lawsuits have recently been brought or threatened against some of our competitors that include allegations that the businesses involve unlawful pyramid schemes as well as other allegations. In addition, there have been allegations made by a consumer protection activist regarding the business models and regulatory practices of some of our competitors in the network marketing industry. In June 2008, this consumer activist also made similar allegations regarding our business. Adverse rulings in any of the cases that have been filed or that may be filed in the future could negatively impact our business if they create adverse publicity, modify current regulatory requirements in a manner that is inconsistent with our current business practices, or impose fines or other penalties. In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers and to prevent inappropriate activities and to distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states and domestic and global industry standards. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact-based and are subject to judicial interpretation. Because of the foregoing, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former distributor.

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

        The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the nature of our distributor network, our products or the actions of our distributors. Specifically, we are susceptible to adverse publicity concerning:

•	suspicions about the legality and ethics of network marketing;

•	the ingredients or safety of our or our competitors' products;

•	regulatory investigations of us, our competitors and our respective products;

•	the actions of our current or former distributors; and

•	public perceptions of direct selling business generally.

        For example, in June 2008, allegations were made by a consumer protection activist that a couple of our products contained excessive levels of lead and were subject to the labeling requirements under California Proposition 65. Similar allegations were made against some of our competitors. Although the level of lead in these products falls within FDA suggested guidelines for the amount of lead that consumers can safely ingest, any negative media attention or other adverse publicity created by these allegations, or any new or additional allegations, could negatively impact consumer and distributor perceptions of our products and harm our business. In addition, in the past we have experienced negative publicity that has harmed our business in connection with regulatory investigations and inquiries. We may receive negative publicity in the future, and it may harm our business and reputation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 - 30, 2008	297		$ 18.79	—	$ 89.6
May 1 - 31, 2008	55,000		$ 16.87	55,000	$ 89.6
June 1 - 30, 2008	64,636		$ 16.46	64,600	$ 87.6
Total	119,933	(2)

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $335.0 million is currently authorized. As of June 30, 2008, we had repurchased approximately $247.4 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)

We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market. Of the shares listed in this column, 297 in April at an average price per share of $18.79, and 36 in June at an average price of $18.98 relate to repurchases from such employees and distributors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on June 25, 2008. At the Annual Meeting of Stockholders eleven directors were elected to serve as our directors until the next annual meeting of stockholders or until their successors are duly elected. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management’s director nominees. The figures reported reflect votes cast by holders of our Class A common stock. Each share of Class A common stock entitles its holder to one vote.

        The directors received the following votes: 49,932,444 shares were voted for Blake M. Roney (6,519,430 withheld); 51,721,109 shares were voted for M. Truman Hunt (4,730,765 withheld); 49,970,918 shares were voted for Sandra N. Tillotson (6,480,956 withheld); 54,461,085 shares were voted for Jake Garn (1,990,789 withheld); 55,382,252 shares were voted for Daniel W. Campbell (1,069,622 withheld); 45,156,835 shares were voted for Andrew D. Lipman (11,295,039 withheld); 49,976,187 shares were voted for Steven J. Lund (6,475,687 withheld); 54,504,685 shares were voted for Patricia Negrón (1,947,189 withheld); 55,491,002 shares were voted for Nevin N. Andersen (960,872 withheld); 55,318,724 shares were voted for Thomas R. Pisano (1,133,150 withheld); and 55,489,339 shares were voted for David D. Ussery (962,535 withheld).

        The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008, with 55,560,053 votes being cast for, 886,704 votes being cast against, 5,115 abstentions and no broker non-votes.

ITEM 5.	OTHER INFORMATION

        None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	CEO compensation changes.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2008	NU SKIN ENTERPRISES, INC. By: /s/ Ritch N. Wood Ritch N. Wood Its: Chief Financial Officer and Duly Authorized Officer