Form 10-Q
period 2008-09-30
NU SKIN ENTERPRISES INC
filed 2008-11-10
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 31, 2008, 64,561,484 shares of the registrant’s Class A common stock, $.001 par value per share were outstanding.

NU SKIN ENTERPRISES, INC.

2008 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

Nu Skin, Pharmanex and Big Planet are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.
The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$ 101,276	$ 87,327
Current investments	—	5,225
Accounts receivable	22,167	23,424
Inventories, net	110,092	100,792
Prepaid expenses and other	40,947	49,576
	274,482	266,344

Property and equipment, net	83,193	88,529
Goodwill	112,446	112,446
Other intangible assets, net	83,157	86,163
Other assets	128,493	129,761
Total assets	$ 681,771	$ 683,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,588	$ 24,108
Accrued expenses	104,117	115,620
Current portion of long-term debt	27,230	31,441
	149,935	171,169

Long-term debt	158,762	169,229
Other liabilities	65,296	67,836
Total liabilities	373,993	408,234

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	216,877	209,821
Treasury stock, at cost - 27.0 million shares	(414,693)	(413,976)
Retained earnings	576,717	546,832
Accumulated other comprehensive loss	(71,214)	(67,759)
	307,778	275,009
Total liabilities and stockholders' equity	$ 681,771	$ 683,243

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$ 310,266	$ 290,711	$ 930,068	$ 851,592

Cost of sales	56,917	52,239	170,433	154,008

Gross profit	253,349	238,472	759,635	697,584

Operating expenses:
Selling expenses	132,217	125,289	397,113	365,044
General and administrative expenses	90,880	93,963	275,915	274,745

Total operating expenses	223,097	219,252	673,028	639,789

Operating income	30,252	19,220	86,607	57,795
Other income (expense), net	(8,269)	6	(9,988)	109

Income before provision for income taxes	21,983	19,226	76,619	57,904
Provision for income taxes	5,223	5,681	25,769	20,067

Net income	$ 16,760	$ 13,545	$ 50,850	$ 37,837

Net income per share (Note 2):
Basic	$ .26	$ .21	$ .80	$ .58
Diluted	$ .26	$ .21	$ .79	$ .57

Weighted-average common shares
outstanding:
Basic	63,567	64,616	63,528	65,022
Diluted	64,206	65,334	64,224	65,845

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 50,850	$ 37,837
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	22,838	23,992
Stock-based compensation	5,908	6,209
Changes in operating assets and liabilities:
Accounts receivable	440	(6,859)
Inventories, net	(11,411)	(8,564)
Prepaid expenses and other	9,025	1,272
Other assets	111	(35,591)
Accounts payable	(6,025)	7,502
Accrued expenses	(5,060)	(16,846)
Other liabilities	(2,895)	22,452

Net cash provided by operating activities	63,781	31,404

Cash flows from investing activities:
Purchases of property and equipment	(11,980)	(16,883)
Proceeds from investment sales	19,135	112,775
Purchases of investments	(13,910)	(120,475)

Net cash used in investing activities	(6,755)	(24,583)

Cash flows from financing activities:
Exercises of employee stock options	3,654	4,145
Proceeds from long-term debt	—	64,845
Payments of cash dividends	(20,965)	(20,470)
Payments on debt financing	(19,604)	(15,000)
Income tax benefit of options exercised	221	228
Repurchases of shares of common stock	(3,594)	(46,082)

Net cash used in financing activities	(40,288)	(12,334)

Effect of exchange rate changes on cash	(2,789)	2,184

Net increase (decrease) in cash and cash equivalents	13,949	(3,329)

Cash and cash equivalents, beginning of period	87,327	121,353

Cash and cash equivalents, end of period	$ 101,276	$ 118,024

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2008 and December 31, 2007, and for the three- and nine-month periods ended September 30, 2008 and 2007. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2008 and 2007, other stock options totaling 5.1 million and 3.4 million, respectively, and for the nine-month periods ended September 30, 2008 and 2007, other stock options totaling 4.9 million and 3.3 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In February, May and August 2008, the Company’s board of directors declared a quarterly cash dividend of $0.11 per share for all shares of Class A common stock. These quarterly cash dividends of $7.0 million were each paid on March 19, 2008, June 18, 2008 and September 17, 2008, respectively, to stockholders of record on February 29, 2008, May 30, 2008 and August 29, 2008, respectively. In October 2008, the Company’s board of directors declared a quarterly cash dividend of $0.11 per share for Class A common stock to be paid December 10, 2008 to stockholders of record on November 28, 2008.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4.	DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2007, the Company did not hold any forward contracts designated as foreign currency cash flow hedges. At September 30, 2008, the Company held forward contracts to purchase 1.4 billion yen ($13.2 million as of September 30, 2008). We applied mark to market accounting for this forward contract and the loss was not material to our results in the quarter. These forward contracts were fulfilled as of October 14, 2008.

5.	REPURCHASES OF COMMON STOCK

During the three- and nine-month periods ended September 30, 2008, the Company repurchased approximately 93,500 shares and 213,100 shares of its Class A common stock under its open market repurchase plan for approximately $1.6 million and $3.6 million, respectively. During the three-month period ended September 30, 2007, the Company did not repurchase any shares of its Class A common stock under its open market repurchase plan. During the nine-month period ended September 30, 2007, the Company repurchased approximately 2,659,000 shares of its Class A common stock under its open market repurchase plan for approximately $46.1 million.

6.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2008 and 2007, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$ 16,760	$ 13,545	$ 50,850	$ 37,837

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2,440)	(1,349)	(3,455)	(95)
Net unrealized gains (losses) on foreign
currency cash flow hedges	—	(115)	—	(160)
Less: Reclassification adjustment for realized
losses (gains) in current earnings	—	(8)	—	(263)

Comprehensive income	$ 14,320	$ 12,073	$ 47,395	$ 37,319

7.	SEGMENT INFORMATION

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

        Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2008	2007	2008	2007
North Asia	$ 142,759	$ 142,590	$ 443,218	$ 428,542
Americas	57,294	52,482	164,963	140,270
Greater China	51,382	51,993	157,064	153,045
Europe	29,884	18,132	83,162	55,598
South Asia/Pacific	28,947	25,514	81,661	74,137
Totals	$ 310,266	$ 290,711	$ 930,068	$ 851,592

        Revenue generated by each of the Company’s three product lines is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2008	2007	2008	2007
Nu Skin	$ 159,826	$ 123,020	$ 457,335	$ 359,494
Pharmanex	146,565	162,092	459,910	473,082
Big Planet	3,875	5,599	12,823	19,016
Totals	$ 310,266	$ 290,711	$ 930,068	$ 851,592

        Additional information as to the Company’s operations in its most significant geographic areas is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2008	2007	2008	2007
Japan	$ 104,466	$ 108,689	$ 323,507	$ 325,010
United States	48,459	47,217	141,631	125,250
South Korea	38,293	33,901	119,711	103,532
Europe	29,884	18,132	83,162	55,598
Taiwan	22,999	24,456	69,573	69,115
Mainland China	15,241	15,859	48,123	50,469

Long-lived assets:	September 30, 2008	December 31, 2007
Japan	$ 11,148	$ 11,907
United States	46,436	48,378
South Korea	2,246	3,391
Europe	2,797	2,638
Taiwan	2,395	3,299
Mainland China	9,982	9,908

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS 109. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of September 30, 2008, the Company has net deferred tax assets of $69.4 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2001. The Company is currently under examination in a few foreign jurisdictions; however, the final outcomes of these reviews are not yet determinable.

At December 31, 2007, the Company had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of approximately zero to $5 million. The amount of unrecognized tax benefits did not change significantly during the nine months ended September 30, 2008.

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

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained in an audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

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

The Company maintains a $25.0 million revolving credit facility that expires in May 2010. Drawings on this revolving credit facility may be used for working capital, capital expenditures and other purposes including repurchases of the Company’s outstanding shares of Class A common stock. As of September 30, 2008, there were no outstanding balances under this revolving credit facility.

The Company also has a $205.0 million multi-currency private shelf facility with Prudential Investment Management, Inc. As of September 30, 2008, the Company had $146.9 million outstanding under its shelf facility, with $10.0 million of the U.S. dollar-denominated portion and $4.2 million of the Japanese yen-denominated portion included in the current portion of long-term debt. Of this long-term debt, $80.0 million is U.S. dollar denominated, bears interest of approximately 5.2% per annum and the related discount is amortized in four tranches between five and ten years. The remaining $66.9 million as of September 30, 2008, is Japanese yen-denominated senior promissory notes in the aggregate principal amount of 7.1 billion Japanese yen. The notes bear interest of approximately 2.2% per annum, and the related discounts are amortized in three tranches between five and ten years with interest payable semi-annually.

The Company’s long-term debt also includes the long-term portion of Japanese yen denominated ten-year senior notes issued to the Prudential Insurance Company of America in 2000. The notes bear interest at an effective rate of 3.0% per annum and are due October 2010, with annual principal payments that began in October 2004. As of September 30, 2008, the outstanding balance on the notes was 4.2 billion Japanese yen, or $39.1 million, $13.0 million of which is included in the current portion of long-term debt. The Japanese notes and the revolving and shelf credit facilities are secured by guarantees issued by the Company’s material subsidiaries or by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

The following table summarizes the Company’s long-term debt arrangements as of September 30, 2008:

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2008(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	4.2 billion yen ($39.1 million as of September 30, 2008)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2008(2)	Interest Rate	Repayment terms

U.S. dollar denominated:	$50.0 million	$20.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017 with annual principal payments that begin in January 2011.

Japanese yen denominated:	3.1 billion yen	2.7 billion yen ($25.1 million as of September 30, 2008)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($21.4 million as of September 30, 2008)	2.6%	Notes due September 2017, with annual principal payments that begin September 2011.

	2.2 billion yen	2.2 billion yen ($20.4 million as of September 30, 2008)	3.3%	Notes due January 2017, with annual principal payments that begin in January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)

The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $27.2 million and includes $13.0 million of the balance on the Company’s 2000 Japanese yen denominated notes, $4.1 million of the balance of the Company’s Japanese yen denominated debt under the 2003 multi-currency uncommitted shelf facility and $10.0 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (U.S. dollars in millions):

Fair Value at September 30, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Auction Rate Securities	$ —	$ —	$ —	$ —

Liabilities:	$ —	$ —	$ —	$ —

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in millions):

Balance at June 30, 2008:	$ 1.8

Purchases	—
Sales	(1.8)

Balance at September 30, 2008:	$ —

Also effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This standard permits companies, at their option, to choose to measure many financial instruments and certain other items at fair value. The Company has elected to not fair value existing eligible items.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

13.	OTHER INCOME (EXPENSE), NET

During the third quarter of 2008, the Company recorded other expense of $8.3 million related to significant weakening of foreign currencies against the U.S. dollar. This expense approximated $6.7 million as a result of a large foreign currency translation loss with respect to intercompany receivables from certain international subsidiaries in the Company’s markets that are newly opened or have remained in a loss position since inception. Generally, translation losses associated with these assets would be offset by gains related to the translation of yen-based bank debt. However, during the third quarter of 2008, the yen strengthened against the U.S. dollar while most foreign currencies weakened against the U.S. dollar. Other income (expense), net also includes approximately $1.6 million in interest expense during the third quarter of 2008.

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

Overview

        Revenue for the three and nine-month periods ended September 30, 2008 increased 7% and 9% to $310.3 million and $930.1 million compared to the same periods in 2007, respectively. Foreign currency exchange rate fluctuations positively impacted revenue by 2% and 5%, respectively, for the three and nine-month periods ended September 30, 2008. Strong growth in the United States, Canada, Latin America, Europe, South Korea and South East Asia drove our overall increase in revenue. Solid growth trends in our personal care product line, including the continued demand for the Galvanic Spa System II as well as the Tru Face Essence line, helped fuel the year-over-year improvement in these markets. Revenue results were negatively impacted by significant declines in local currency revenue in Japan and China.

        Earnings per share for the third quarter and first nine months of 2008 were $0.26 and $0.79 compared to $0.21 and $0.57 for the same periods in 2007. The increase in earnings is largely due to our business transformation initiatives, which have contributed significantly to our improved operating margins, as well as the overall increase in revenue.

        Revenue

        North Asia. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2008 and 2007 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Japan	$ 104.5	$ 108.7	(4%)	$ 323.5	$ 325.0	—
South Korea	38.3	33.9	13%	119.7	103.5	16%
North Asia total	$ 142.8	$ 142.6	—	$ 443.2	$ 428.5	3%

        Foreign currency exchange rate fluctuations positively impacted revenue in the region for the three- and nine-month periods ended September 30, 2008 by 2% and 6% compared to the same prior-year periods, as a significant strengthening of the yen offset the impact of a weakening of the South Korean won. Executive distributors in the region decreased 8% and active distributors remained level compared to the prior-year period.

        Local currency revenue in Japan declined 12% for the three- and nine-month periods ended September 30, 2008 compared to the same periods in 2007, respectively. We continue to experience weakness in our distributor numbers and distributor activity in this market, with active and executive distributor counts decreasing 8% and 14%, respectively. We believe our business continues to be negatively affected by the increased regulatory and media scrutiny of the industry and by our increased focus on distributor compliance in response to this scrutiny and to the number of complaints to consumer centers regarding the activities of some of our distributors. During the quarter, we began to implement some new distributor initiatives that have been patterned after initiatives that have contributed to growth in our other markets in order to help generate increased distributor activity and productivity.

        South Korea continues to post solid growth with local-currency revenue increasing 29% and 26% for the three- and nine-month periods ended September 30, 2008, respectively. Successful and consistent product launches in both nutritional and personal care categories have contributed to a strong sponsoring environment for our distributors and significant growth in the number of our distributor leaders. The number of active distributors increased 26% and the number of executive distributors increased 17% in the third quarter of 2008 compared to the same prior-year period.

        Americas. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2008 and 2007 for the Americas region and its principal markets (U.S. dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
United States	$ 48.4	$ 47.2	3%	$ 141.6	$ 125.3	13%
Latin America	4.5	2.2	105%	11.5	6.7	72%
Canada	4.4	3.1	42%	11.8	8.3	42%
Americas total	$ 57.3	$ 52.5	9%	$ 164.9	$ 140.3	18%

         Revenue in the United States for the third quarter of 2007 included approximately $5 million in sales to foreign distributors attending our international convention in the United States. Excluding these sales, revenue for the third quarter of 2008 would have increased by approximately 15% compared to the prior-year period. We continue to experience significant growth in the United States with strong sales in the personal care brand. The revenue growth is being driven by strong interest in our Galvanic Spa System II as well as complementary products such as Galvanic Spa Facial Gels, Tru Face Essence Ultra and Tru Face Line Corrector. These products provide highly demonstrable results and are generating significant consumer interest. This interest has also driven growth in our distributors, with active distributors in the United States increasing 6% and executive distributors increasing 12% in the third quarter of 2008 compared to the same prior-year period.

        Local currency revenue increased by 41% and 38% in Canada and by 98% and 68% in Latin America for the three- and nine- month periods ended September 30, 2008 over the prior-year periods, respectively. The growth in Latin America can be attributed to our opening of operations in Venezuela and strength in our Mexico market. Revenue growth in Latin America also benefited from a product price increase of approximately 15%-20% on average in the second quarter of 2008. Similar to the United States, revenue growth in Canada and Latin America is also being driven by the strong sales in our Nu Skin brand personal care products.

        In the third quarter of 2008, active and executive distributors in the Americas region increased 10% compared to the same prior-year period.

        Greater China. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2008 and 2007 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Taiwan	$ 23.0	$ 24.4	(6%)	$ 69.6	$ 69.1	1%
Mainland China	15.2	15.9	(4%)	48.1	50.5	(5%)
Hong Kong	13.2	11.7	13%	39.4	33.4	18%
Greater China total	$ 51.4	$ 52.0	1%	$ 157.1	$ 153.0	3%

        Foreign currency exchange rate fluctuations positively impacted revenue by approximately 5% and 6% in this region during the third quarter and first nine months of 2008, respectively. Active distributors decreased 15% and executive distributors increased 1% in the region.

        On a local currency basis, revenue in Mainland China decreased 12% and 13% in the three- and nine- month periods ended September 30, 2008 compared to the same periods in 2007, respectively. Our revenue decline was primarily the result of a 20% decline in our preferred customers compared to the prior-year period. The number of employed sales representatives remained relatively level compared to the prior-year period. We currently have plans to introduce the Galvanic Spa System II to a limited number of sales leaders in China in the fourth quarter of 2008, with a general launch in the first quarter of 2009, which we expect will have a positive impact on revenue given its success in Hong Kong and other markets.

        Local currency revenue in Taiwan was down 11% and 5% in the three- and nine- month periods ended September 30, 2008 compared to the same periods in 2007, respectively. We believe that the decline in Taiwan is primarily attributed to regulatory restrictions that currently prevent us from marketing the Galvanic Spa System II in this market and a softening of sales of our weight loss products. The third quarter executive distributor count in Taiwan was up 3%, while the number of active distributors was down 14% when compared to the prior-year period. Hong Kong local currency revenue was up 13% and 17%, for the three- and nine-month periods compared to the same prior-year periods, respectively, primarily as a result of the strength of our personal care initiatives. Executive distributors in Hong Kong were up 3% and the active distributors in Hong Kong remained level compared to the prior-year period.

        Europe. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2008 and 2007 for Europe (U.S. dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Europe	$ 29.9	$ 18.1	65%	$ 83.2	$ 55.6	50%

        We continue to experience strong growth throughout our European markets. Growth in these markets is being driven by strong interest in the Galvanic Spa System II as well as momentum generated from the expansion of our business in Eastern Europe, which includes the markets of Hungary, Romania, Russia, Slovakia and Poland. In November, we plan to open the Czech Republic. We also opened operations in South Africa during the first quarter.

        South Asia/Pacific. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2008 and 2007 for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Singapore/Malaysia/Brunei	$ 12.1	$ 9.9	22%	$ 33.4	$ 28.6	17%
Thailand	9.0	8.1	11%	25.9	23.0	13%
Australia/New Zealand	3.5	4.1	(15%)	10.4	12.3	(15%)
Indonesia	2.4	2.2	9%	6.9	6.6	5%
Philippines	1.9	1.2	58%	5.1	3.6	42%
South Asia/Pacific total	$ 28.9	$ 25.5	13%	$ 81.7	$ 74.1	10%

        Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 1% and 5% in the third quarter and first nine months of 2008 compared to the same prior-year periods. Steady performances in the majority of our markets within this region contributed to the growth, driven primarily by strong sales of the Galvanic Spa System II. The growth in these markets was partially offset by a decline in Australia/New Zealand that is largely related to a transition away from Photomax, which has not proven to be a strong, long-term business initiative for our distributors. Active and executive distributors in the region increased 2% and 7%, respectively, in the third quarter compared to the same prior-year period.

        Gross profit

        Gross profit as a percentage of revenue decreased to 81.7% for the three- and nine- month periods ended September 30, 2008 from 82.0% and 81.9% for the same periods in 2007. This decline is due in large part to the revenue shift from Japan, which has higher gross margins, to markets such as the United States, with slightly lower gross margins. Additionally, the increase in sales of the Galvanic Spa System II, which has a slightly lower gross margin than our other personal care products, contributed to this decrease.

        Selling expenses

        Selling expenses as a percentage of revenue decreased to 42.6% and 42.7% for the three- and nine-month periods ended September 30, 2008 from 43.1% and 42.9% from the same prior-year periods, respectively. This improvement is largely related to the phase-in of compensation plan adjustments in several markets.

        General and administrative expenses

        General and administrative expenses as a percentage of revenue for the three- and nine-month periods ended September 30, 2008 decreased to 29.3% and 29.7% from 32.3% for each of the same periods in 2007. Our business transformation efforts have contributed to this improvement as we have been able to contain our costs while growing our revenue. In addition, we incurred approximately $6 million in expenses related to our international convention in the third quarter of 2007, but did not have any convention or related expenses in the third quarter of 2008.

        Other income (expense), net

        Other income (expense), net for the three- and nine-month periods ended September 30, 2008 was approximately ($8.3) million and ($10.0) million compared to zero and $0.1 million for the same periods in 2007. The large expense in 2008 is primarily related to significant weakening of foreign currencies against the U.S. dollar, which resulted in a large foreign currency translation loss with respect to intercompany receivables from certain international subsidiaries in markets that are newly opened or have remained in a loss position since inception. Generally, translation losses associated with these assets would be offset by gains related to the translation of yen-based bank debt. However, during the quarter the yen strengthened against the U.S. dollar while most other foreign currencies weakened against the U.S. dollar. Consequently, we did not have the benefit of an offsetting gain. Other income (expense), net also includes approximately $1.6 million and $4.2 million in interest expense for the three- and nine- month periods ended September 30, 2008.

        Provision for income taxes

        Provision for income taxes for the three- and nine-month periods ended September 30, 2008 was $5.2 million and $25.8 million of expense compared to $5.7 million and $20.1 million of expense for the same periods in 2007. The effective tax rate was 23.8% and 33.6% of pre-tax income during the three- and nine-month periods ended September 30, 2008, compared to a rate of 29.6% and 34.7% in the same prior-year periods. The decrease in tax rates in the third quarter from our historical rate of approximately 37-38% was due primarily to the expiration of the statute of limitations in certain tax jurisdictions during the quarter. We expect our tax rate to return in the fourth quarter to its historical rate of between 37.5% and 38.0%.

        Net income

        Net income for the three- and nine-month periods ended September 30, 2008 increased to $16.8 million and $50.9 million compared to $13.5 million and $37.8 million for the same prior-year periods based on the factors described above.

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

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $63.8 million in cash from operations during the first nine months of 2008, compared to $31.4 million during the same period in 2007. This increase in cash generated from operations is due primarily to increased profitability in 2008 and is also impacted by the timing of cash payments related to fluctuations in operating assets and liabilities.

        As of September 30, 2008, working capital was $124.5 million, compared to $123.2 million as of December 31, 2007. Cash and cash equivalents, including current investments, at September 30, 2008 and December 31, 2007 were $101.3 million and $92.6 million, respectively.

        Capital expenditures in the first nine months of 2008 totaled $12.0 million, and we anticipate capital expenditures of approximately $20 million for 2008. These capital expenditures are primarily related to:

•	purchases of computer systems and software, including equipment and development costs; and

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of September 30, 2008:

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2008(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	9.7 billion yen	4.2 billion yen ($39.1 million as of September 30, 2008)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2008(2)	Interest Rate	Repayment terms

U.S. dollar denominated:	$50.0 million	$20.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017 with annual principal payments that begin in January 2011.

Japanese yen denominated:	3.1 billion yen	2.7 billion yen ($25.1 million as of September 30, 2008)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($21.4 million as of September 30, 2008)	2.6%	Notes due September 2017, with annual principal payments that begin September 2011.

	2.2 billion yen	2.2 billion yen ($20.4 million as of September 30, 2008)	3.3%	Notes due January 2017, with annual principal payments that begin in January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)	Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)	The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $27.2 million and includes $13.0 million of the balance on the Company’s 2000 Japanese yen denominated notes, $4.1 million of the balance of the Company’s Japanese yen denominated debt under the 2003 multi-currency uncommitted shelf facility and $10.0 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first nine months of 2008, we repurchased approximately 213,100 shares of Class A common stock under this program for an aggregate amount of approximately $3.6 million. At September 30, 2008, approximately $84.0 million was available for repurchases under the stock repurchase program.

        In February, May and August 2008, our board of directors declared a quarterly cash dividend of $0.11 per share for Class A common stock. These quarterly cash dividends of $7.0 million were each paid on March 19, 2008, June 18, 2008 and September 17, 2008, to stockholders of record on February 29, 2008, May 30, 2008 and August 29, 2008. Our board of directors declared a quarterly cash dividend of $0.11 per share for Class A common stock to be paid December 10, 2008 to stockholders of record on November 28, 2008. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of September 30, 2008, we had net deferred tax assets of $69.4 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses. When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

        We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005. In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2001. We are currently under examination in certain foreign jurisdictions; however, the final outcomes of these reviews are not yet determinable.

        At December 31, 2007, we had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. Our unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which we operate, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits may change within the next 12 months by a range of approximately zero to $5 million. The amount of unrecognized tax benefits did not change significantly during the three months ended September 30, 2008.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 for fiscal 2008; however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the three months ended September 30, 2008. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

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

Distributor Information

        The following table provides information concerning the number of active and executive distributors as of the dates indicated. In the third quarter of 2008, global active and executive distributors each increased 2% compared to the same prior-year period. Active distributors are those distributors and preferred customers who purchased products for resale or personal consumption directly from us during the three months ended as of the date indicated. Executive distributors are active distributors who have achieved required monthly personal and group sales volumes as well as sales representatives in China who have completed a qualification process.

	As of September 30, 2008		As of September 30, 2007
Region:	Active	Executive	Active	Executive
North Asia	323,000	13,453	324,000	14,621
Americas	171,000	4,934	155,000	4,469
Greater China	123,000	6,338	144,000	6,249
Europe	76,000	2,827	54,000	1,830
South Asia/Pacific	68,000	2,338	67,000	2,177
Total	761,000	29,890	744,000	29,346

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

        We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. At December 31, 2007, we did not hold any forward contracts designated as foreign currency cash flow hedges. At September 30, 2008, we held forward contracts to purchase 1.4 billion yen ($13.2 million as of September 30, 2008). We applied mark to market accounting for this forward contract and the loss was not material to our results in the quarter. These forward contracts were fulfilled as of October 14, 2008.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our plans to launch or to continue to roll out certain products, tools and other initiatives in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our plan to open the Czech Republic as a new market in November 2008;

•	our expectations regarding the timing and impact of the launch of the Galvanic Spa System II in the Mainland China market;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs;

•	our belief that our expenses are variable in nature and that a potential reduction in the level of revenue would reduce our cash flow needs;

•	our belief that it is reasonably possible that our gross unrecognized tax benefits may change within the next 12 months by a range of approximately zero to $5 million;

•	our belief that the $25 million in customs assessments by the Yokohama customs authorities are improper and that the documentation and legal analysis support our position;

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan;

•	our expectation that our tax rate will return in the fourth quarter to its historical rate of between 37.5% and 38.0%;

•	our anticipation that capital expenditures will be approximately $20 million for 2008; and

•	our expectations regarding the implementation of certain accounting pronouncements.

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

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments thereto (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

    (a)        Deteriorating economic conditions globally, including the current financial crisis, rising unemployment and declining consumer confidence may not improve or may worsen. Although such economic conditions may benefit our business initially as more individuals may become interested in supplementing their income, a more severe or a prolonged economic downturn can adversely impact our business by causing a decline in demand for our products. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors' ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition. Although we have historically met our funding needs utilizing cash flow from operations and while we believe we will have sufficient resources to meet current debt service obligations in a timely manner, no assurances can be given that we will not need to obtain additional equity or debt financing and that such financing will be available to us on terms that are favorable.

    (b)        Recently, numerous foreign currencies have weakened against the U.S. dollar, including substantial devaluations of the South Korean won and the euro. If these currencies continue at present levels or weaken further, our results could be negatively impacted.

    (c)        We have experienced revenue declines in Japan over the last several years and continue to face challenges in this market. If we are unable to renew growth in this market our results could be harmed. Factors that could impact our results in the market include:

•	continued or increased levels of regulatory and media scrutiny and any regulatory actions taken by regulators, or any adoption of more restrictive regulations, in response to such scrutiny;

•	any weakening of the Japanese yen;

•	regulatory constraints with respect to the claims we can make regarding the efficacy of products and tools, which could limit our ability to effectively market them;

•	risks that the new initiatives we are implementing in Japan, which are patterned after successful initiatives implemented in other markets, will not have the same level of success in Japan, may not generate renewed growth or increased productivity among our distributors, and may cost more or require more time to implement than we have anticipated;

•	inappropriate activities by our distributors and any resulting regulatory actions;

•	any weakness in the economy or consumer confidence; and

•	increased competitive pressures from other direct selling companies and their distributors who actively seek to solicit our distributors to join their businesses.

        (d) Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and fines being paid in some cases. Even though we have now obtained a direct selling license, government regulators continue to scrutinize our activities and the activities of our distributors and sales employees to monitor our compliance with the new regulations and other applicable regulations as we integrate direct selling into our business model. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, all of which could harm our business.

        (e) The new direct selling regulations in China are restrictive and there continues to be some confusion and uncertainty as to the meaning of the new regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these new regulations and the impact of these new regulations on pending regulatory reviews and investigations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation under the new rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our direct selling business.

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

        (g) There have been a series of third party actions and governmental actions involving some of our competitors in the direct selling industry as well. These actions have generated negative publicity for the industry and likely have resulted in increased regulatory scrutiny of other companies in the industry. There can be no assurance that similar allegations will not be made against us. In addition, adverse rulings in these cases could harm our business if they create adverse publicity or interpret laws in a manner inconsistent with our current business practices.

        (h) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us. We have experienced an increase in complaints to consumer protection agencies in Japan and have taken steps to try to resolve these issues including providing additional training and restructuring our compliance group in Japan. We have also been in contact with general consumer agencies in Japan regarding some inappropriate activities by some distributors. If consumer complaints escalate to a government review or, if the current level of complaints does not improve, regulators could take action against us.

        (i) As we continue to implement our business transformation initiative, there could be unintended negative consequences, including business disruptions and/or a loss of employees. Further, we may not realize the cost improvements and greater efficiencies we hope for as a result of this realignment. In addition, as we continually evaluate strategic reinvestment of any savings generated as a result of our transformation initiative, we may not ultimately achieve the amount of savings that we currently anticipate.

        (j) The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Negative publicity concerning supplements with controversial ingredients has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any new regulations applicable to our business that limit our ability to market such products or impose additional requirements on us, our revenue and profitability may be harmed.

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

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of September 30, 2008.

Changes in internal controls over financial reporting.

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2007 fiscal year and subsequent Quarterly Reports on Form 10-Q for information regarding the status of certain legal proceedings that have been previously disclosed.

        As previously reported, Bodywise International, LLC, a direct sales company headquartered in Tustin, California, filed claims in the Superior Court of the State of California for Orange County, against us and several Nu Skin distributors who had formerly been distributors for Bodywise as defendants. In July 2008, the parties resolved the matter by entering into a settlement agreement that included a release of all claims against us and our distributors. Pursuant to the terms of the settlement, this case was dismissed on July 23, 2008. The amount of the settlement was not material to our results.

ITEM 1A.	RISK FACTORS

         Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates one of these risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in subsequent Quarterly Reports on Form 10-Q.

Deteriorating economic conditions globally, including the current financial crisis, rising unemployment and declining consumer confidence may not improve or may worsen.

         Deteriorating economic conditions globally, including the current financial crisis, rising unemployment and declining consumer confidence may not improve or may worsen. Although such economic conditions may benefit our business initially as more individuals may become interested in supplementing their income, a more severe or a prolonged economic downturn can adversely impact our business by causing a decline in demand for our products. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors' ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition. Although we have historically met our funding needs utilizing cash flow from operations and while we believe we will have sufficient resources to meet current debt service obligations in a timely manner, no assurances can be given that we will not need to obtain additional equity or debt financing and that such financing will be available to us on terms that are favorable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 - 31, 2008	—	—	—	$ 87.6
August 1 - 31, 2008	—	—	—	87.6
September 1 - 30, 2008	93,500	$ 16.86	93,500	86.1
Total	93,500

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of $335.0 million is currently authorized. As of September 30, 2008, we had repurchased approximately $248.9 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        On November 7, 2008, we executed an amendment of a lease with Scrub Oak, LLC, an entity owned by the following executive officers, directors and 5% or greater stockholders, and their family members: Blake M. Roney, Sandra N. Tillotson and Steven J. Lund. The purpose of the amendment was to extend the term of the lease with respect to certain warehouse facilities for three years with an option to extend the lease an additional five years. Payments under the lease and the option are as follows:

        Lease:

Months	Monthly Base Rent
1-12	$ 9,000.00
13-24	9,270.00
25-36	9,548.10

        Option:

Months	Monthly Base Rent
37-48	$ 9,834.54
49-60	10,129.58
61-72	10,433.47
73-84	10,746.47
85-96	11,068.86

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2008	NU SKIN ENTERPRISES, INC. By: /s/ Ritch N. Wood Ritch N. Wood Its: Chief Financial Officer and Duly Authorized Officer