Form 10-K
period 2008-12-31
NU SKIN ENTERPRISES INC
filed 2009-02-27
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12421

NU SKIN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)		87-0565309 (IRS Employer Identification No.)

75 WEST CENTER STREET PROVO, UT 84601 (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: (801) 345-1000

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A common stock, $.001 par value	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:      None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No   ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
    Yes ☐     No   ☒

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No   ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

                 Large accelerated filer ☒                                                                                     Accelerated filer ☐
                      Non-accelerated filer ☐(Do not check if a smaller reporting company)                          Smaller Reporting Company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes☐     No  ☒

        Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $737.2 million. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of Registrant's outstanding voting stock, other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

        As of February 17, 2009, 63,357,374 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

PART 1	-1-
ITEM 1.	BUSINESS	-1-
Overview	-1-
Strategies	-2-
Our Product Categories	-3-
Sourcing and Production	-7-
Research and Development	-7-
Geographic Sales Regions	-8-
Distribution	-11-
Competition	-15-
Intellectual Property	-15-
Government Regulation	-15-
Employees	-20-
Available Information	-20-
Executive Officers	-20-
ITEM 1A.	RISK FACTORS	-22-
ITEM 1B.	UNRESOLVED STAFF COMMENTS	-36-
ITEM 2.	PROPERTIES	-36-
ITEM 3.	LEGAL PROCEEDINGS	-37-
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	-38-

PART II	-38-
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	-38-
ITEM 6.	SELECTED FINANCIAL DATA	-41-
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	-42-
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	-68-
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-68-
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	-100-
ITEM 9A.	CONTROLS AND PROCEDURES	-100-
ITEM 9B.	OTHER INFORMATION	-101-

PART III	-101-
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ACCOUNTING AND FINANCIAL DISCLOSURE	-101-
ITEM 11.	EXECUTIVE COMPENSATION	-101-
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	-101-
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	-101-
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	-101-

PART IV	-101-
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	-101-
SIGNATURES	-111-

-i-

FORWARD-LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION,” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES, NEW PRODUCTS AND INITIATIVES, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO OUR BUSINESS, SEE “ITEM 1A – RISK FACTORS” BEGINNING ON PAGE 22.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars. Nu Skin and Pharmanex are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.	BUSINESS

Overview

        Nu Skin Enterprises is a leading, global direct selling company with operations in 48 markets worldwide. We develop and distribute innovative, premium-quality personal care products and nutritional supplements that are sold under the Nu Skin and Pharmanex brands. We conduct business using a direct selling model in all of our markets with the exception of Mainland China (hereinafter “China”) where we operate through a modified business model.

        In 2008, we posted revenue of $1.2 billion. As of December 31, 2008, we had a global network of approximately 761,000 active independent distributors, sales representatives, and preferred customers, approximately 31,000 of whom were executive level distributors (including sales representatives in China). Our executive level distributors play an important leadership role in our distribution network and are critical to the growth and profitability of our business.

        Approximately 85% of our 2008 revenue came from markets outside the United States. Japan accounted for approximately 36% of our 2008 total revenue and is our largest revenue market. Due to the size of our foreign operations, our results are often impacted positively or negatively by foreign currency fluctuations, particularly fluctuations in the Japanese yen. In addition, our results are impacted by global economic, political and general business conditions.

        We develop and market branded consumer products that we believe are well suited for direct selling. Our distributors sell our products by educating consumers about the benefits and distinguishing characteristics of our products and by offering personalized customer service. Leveraging our research and development efforts, we continually develop and introduce new products that enhance our product portfolio. We attempt to attract and motivate high-caliber, independent distributors because of our focus on product innovation, our generous global compensation plan, and our distributor support programs.

        Our business is subject to various laws and regulations globally, in particular with respect to network marketing activities, cosmetics, and nutritional supplements. This creates certain risks for our business, including improper activities by our distributors or our inability to obtain or maintain necessary product registrations.

Strategies

        As we work to grow our business, we are focused on the following three key strategies:

•	introducing unique tools and initiatives;

•	developing compelling and innovative products under distinct brands; and

•	offering motivating and rewarding distributor incentives.

        Unique Tools. We remain committed to providing unique tools and initiatives that help demonstrate our difference, motivate distributors, and aid in recruiting and product sales. We are focused on tools and initiatives that provide demonstrable results or evidence of our product efficacy. Throughout 2008, we benefited from strong interest in our Galvanic Spa System II, a handheld spa unit that uses galvanic current. Our distributors can easily demonstrate the benefits of the Galvanic Spa System II through product demonstrations. Our distributors typically introduce the Galvanic Spa System II by having them use the Galvanic Spa System II on half of their face as a demonstration. Consumers can see immediate benefits to the appearance of their skin following this demonstration. Our distributors also utilize our Pharmanex BioPhotonic Scanner, a portable unit based on patented technologies that allows distributors to non-invasively measure the impact of our nutritional products, particularly our LifePak line of nutritional products.

        Innovative Products. Compelling and innovative products are vital to our success as they help attract distributors and customers. Our distributors use the innovative features of our products to build successful sales organizations and attract new customers. Our product philosophy is largely based on anti-aging and we believe we have a competitive advantage in this area through our product offerings. We believe we are one of only a few direct selling companies that has successfully built brand equity in both skin care and nutrition, both key anti-aging categories. Key anti-aging products include:

•	Galvanic Spa Gels with ageLOC, our newestanti-aging product that is used with our Galvanic Spa System II and incorporates our innovative ageLOC technology;

•	Tru Face Essence and Tru Face Essence Ultra, anti-aging products featuring the ingredient Ethocyn which helps to minimize the natural loss of skin elastin and improve skin tone;

•	LifePak, a family of anti-aging nutritional supplement products aimed at providing optimal levels of antioxidants, phytonutrients, vitamins, minerals and other vital ingredients that help promote general wellness;

•	g3, a nutrient-rich juice blend containing a highly bioavailable mix of carotenoid antioxidants and micronutrients with a natural delivery system called lipocarotenes;

•	Nu Skin 180° Anti-aging Skin Therapy System, designed to combat the visible signs of aging, specifically facial lines and wrinkles; and

•	MyVictory! and The Right Approach (TRA), weight management systems focus on controlling cravings while boosting metabolism.

        Distributor Incentives. We are committed to providing generous compensation and incentives to our distributors in order to motivate them and reward them for distributing our products. We believe our global sales compensation plan is one of our competitive advantages and we often refine our plan and add enhancements to help our distributors grow their businesses. For example, during the year ended December 31, 2008, we launched enhancements to our compensation plan in select markets. These enhancements are targeted at providing additional commissions and early income for new distributors who are interested in building their sales organizations and rewards positive business building behavior. We also offer incentive trips and recognition events for distributors that reach key levels in our compensation plan. In addition, we have continued to expand and promote product subscription and loyalty programs in many of our markets that provide incentives for customers who commit to purchase a set amount of products on a recurring basis. We believe that these programs, along with a concerted focus on global compensation plan alignment and an increased level of distributor recognition, goal setting and accountability, will help motivate our distributors to drive revenue growth.

Our Product Categories

        We have multiple product categories, each operating under its own brand. We market our premium-quality personal care products under the Nu Skin brand and our science-based nutritional supplements under the Pharmanex brand. We also offer technology-based products and services under different brands.

        Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin, Pharmanex, and other products and services for the years ended December 31, 2006, 2007, and 2008. This table should be read in conjunction with the information presented in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which discusses the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)

	Year Ended December 31,
Product Category	2006		2007		2008

Nu Skin	$ 454.5	40.8%	$ 498.5	43.0%	$ 633.4	50.8%

Pharmanex	632.7	56.7	634.2	54.8	597.7	47.9

Other	28.2	2.5	25.0	2.2	16.5	1.3

	$ 1,115.4	100.0%	$ 1,157.7	100.0%	$ 1,247.6	100.0%

(1)	In 2008, 85% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign currency fluctuations negatively impacted reported revenue by approximately 3% in 2008 compared to 2007, and positively impacted reported revenue by approximately 1% in 2007 compared to 2006.

        Nu Skin. Nu Skin is our original product line and offers premium-quality personal care products in the areas of core systems, targeted treatments, total care, cosmetics and our specialty botanical-based Epoch line. Our strategy is to leverage our network marketing distribution model to establish Nu Skin as an innovative leader in the personal care market. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. In 2008, we launched Galvanic Spa Gels with ageLOC, the first products that incorporate our innovative ageLOC technology. The products that incorporate this technology have been developed to address not only the outward signs of aging, but also the sources of aging in the skin. We plan a global rollout of ageLOC later this year at our global convention in a new daily skin care system.

        In addition to marketing premium-quality personal care products, we are committed to developing tools to help distributors market our products more effectively. The Galvanic Spa System II, which was first introduced in 2002, is a great direct selling product because our distributors can easily demonstrate the benefits of this tool. This helps them to recruit new customers and distributors. The Galvanic Spa System II has experienced strong growth during the last 24 months as sales have risen from $7.5 million in the first quarter of 2007 to $52.0 million in the fourth quarter of 2008. In 2008, revenue from the sales of the Galvanic Spa System II and Galvanic Spa Gels accounted for 13% of our total revenue and 26% of Nu Skin revenue.

        The following table summarizes our Nu Skin product line by category:

Category	Description	Selected Products

Core Systems	Regardless of skin type, our core systems provide a solid foundation for our customers' individual skin care needs. Our systems are developed to target specific skin concerns and are made from ingredients scientifically proven to provide visible results for concerns ranging from aging to acne.	Nu Skin 180° Anti-Aging Skin Therapy System Nu Skin Tri-Phasic White Nutricentials Nu Skin Clear Action Acne Medication System

Targeted Treatments	Our customized skin care line allows a customer to tailor product regimens that help deliver younger looking skin at any age. The products are developed using cutting-edge ingredient technologies that target specific skin care needs.	Nu Skin Galvanic Spa System II
Galvanic Spa Gels with ageLOC
Tru Face Essence Ultra
Tru Face Line Corrector
Enhancer Skin Conditioning Gel
Celltrex Ultra Recovery Fluid
Celltrex CoQ10 Complete
NAPCA Moisturizer
Polishing Peel Skin Refinisher

Category	Description	Selected Products

Total Care	Our total care line addresses body, hair and oral care. The total care line can be used by families and the products are designed to deliver superior benefits from head to toe for the ultimate sense of total body wellness.	Body Bar Liquid Body Lufra Perennial Intense Body Moisturizer Dividends Men's Care AP-24 Dental Care Nu Skin Renu Hair Mask

Cosmetic	The Nu Colour cosmetic line products are targeted to define and highlight your natural beauty.	Tinted Moisturizer SPF 15 Finishing Powder Contouring Lip Gloss Defining Effects Mascara

Epoch	Our Epoch line is distinguished by utilizing traditional knowledge of indigenous cultures for skin care. Each Epoch product is formulated with botanical ingredients derived from renewable resources found in nature. In addition, we contribute a percentage of our proceeds from Epoch sales to charitable causes.	Baobab Body Butter
Sole Solution Foot Treatment
Calming Touch Soothing Skin Cream
Glacial Marine Mud
IceDancer Invigorating Leg Gel
Everglide Foaming Shave Gel
Ava puhi moni Shampoo
Epoch Baby Hibiscus Hair & Body Wash

        Pharmanex. We market a variety of nutritional products comprised of comprehensive nutritional products, targeted solution supplements and weight management products under the Pharmanex brand. We also sell a nutritious meal product called Vitameal that can be purchased and donated through our Nourish the Children initiative to feed starving children in various locations throughout the world or purchased for personal food storage. LifePak, our flagship line of micronutrient supplements, accounted for 20% of our total revenue and 41% of Pharmanex revenue in 2008.

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

        In 2003, we launched the Pharmanex BioPhotonic Scanner, a cutting edge tool that safely measures carotenoid antioxidant levels in the skin, serving as a general indicator of a person’s overall antioxidant status. This tool is used globally in our business, and is utilized by our distributors. Several improvements and enhancements have been made to the unit since its introduction.

        The following table summarizes our Pharmanex product line by category:

Category	Description	Selected Products

Nutritionals	Pharmanex nutritional products supply a broad spectrum of micronutrients that our bodies need as a foundation for a lifetime of optimal health. Our LifePak family of products along with our g3 superfruit juice are the top-selling products in our nutritionals line.	LifePak family of products g3 juice

Solutions	Our targeted solutions supplements contain standardized levels of botanical and other active ingredients that are formulated for consumers to meet the demands of everyday life.	Tegreen 97 ReishiMax GLp MarineOmega Cholestin CordyMax Cs-4 Cortitrol Detox Formula Eye Formula

Weight Management	Our weight loss management products include supplements as well as meal replacement shakes.	The Right Approach (TRA) weight management system MyVictory! weight management program

Vitameal	A highly nutritious meal that can be purchased and donated through our Nourish the Children initiative to feed starving children or purchased for personal food storage.	Vitameal

          Other. We also offer simple and innovative technology products and services under the Big Planet and other brands. These products include digital content, storage and related services we market under the Maxvault name, digital video services we market under the Maxcast name, and other technology related products. We also have integrated technology into our other areas of our business and offer other advanced tools and services that help distributors establish an online presence and manage their business.

        We also market a small line of home care products under the Ecosphere brand, designed to clean and protect the home environment, which include water purifiers, filtering showerheads and surface wipes. These products are primarily distributed in our Asian markets.

Sourcing and Production

        Nu Skin. In order to maintain high product quality, we acquire our ingredients and contract production of our proprietary products from suppliers and manufacturers that we believe are reliable, reputable and deliver high quality materials and service. Our Galvanic Spa System II is procured from a single vendor who owns certain patent rights associated with such product. In the event our relationship with this vendor were terminated, we would be required to develop a new galvanic unit and source it from another supplier. We also acquire ingredients and products from one other supplier that currently manufactures products that represent approximately 21% of our Nu Skin personal care revenue in 2008. We maintain a good relationship with our suppliers and do not anticipate that either party will terminate the relationship in the near term. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to “Item 1A. — Risk Factors” for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

        We also established a production facility in Shanghai, where we currently manufacture our personal care products sold through our retail stores in China, as well as a small portion of product exported to select other markets. We believe that if the need arose, this plant could be expanded or other facilities could be built in China to produce larger amounts of inventory for export or as a back up to our existing supply chain.

        Pharmanex. Substantially all of our Pharmanex nutritional supplements and ingredients, including LifePak, are produced or provided by third-party suppliers and manufacturers. We rely on two partners for the majority of our Pharmanex products, one of which supplies products that represent approximately 40% of our nutritional supplement revenue while the other supplier manufactures products that represent approximately 18% of our nutritional supplement revenue in 2008. In the event we become unable to source any products or ingredients from these suppliers or from other current vendors, we believe that we would be able to produce or replace those products or substitute ingredients without great difficulty or significant increases to our cost of goods sold. Please refer to “Item 1A. – Risk Factors” for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.

        We also maintain a facility in Zhejiang Province, China, where we produce some of our Pharmanex nutritional supplements for sale in China and herbal extracts used to produce Tegreen 97, ReishiMax GLp and other products sold globally.

Research and Development

        We continually invest in our research and development capabilities. Our research and development expenditures were $8.7 million, $10.0 million and $9.6 million in 2006, 2007 and 2008, respectively. Because of our commitment to product innovation, we will continue to commit resources to research and development in the future.

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

        We have joint research projects with numerous independent scientists, including scientific advisory boards comprised of recognized authorities in related disciplines for each of our nutritional and personal care product categories. We also enter into joint research projects with prominent universities and research institutions in the United States, Europe and Asia, whose staffs include scientists with expertise in natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies. Some of the university research centers include Purdue University, Stanford University, Vanderbilt University, and Tufts University.

        In addition, we evaluate a significant number of product ideas for our Nu Skin and Pharmanex categories presented by outside sources. We utilize strategic licensing and other relationships with vendors for access to directed research and development work for innovative and proprietary offerings.

Geographic Sales Regions

        We currently sell and distribute our products in 48 markets. We have segregated our markets into five geographic regions: North Asia, Americas, Greater China, Europe, and South Asia/Pacific. The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
(U.S. dollars in millions)	2006		2007		2008
North Asia	$ 593.8	53%	$ 585.8	50%	$ 594.5	48%
Americas	165.9	15	188.3	16	223.9	18
Greater China	208.2	19	205.0	18	210.0	17
Europe	59.5	5	77.2	7	111.6	9
South Asia/Pacific	88.0	8	101.4	9	107.6	8
	$ 1,115.4	100%	$ 1,157.7	100%	$ 1,247.6	100%

        Additional comparative revenue and related financial information is presented in the tables captioned “Segment Information” in Note 17 to our Consolidated Financial Statements. The information from these tables is incorporated by reference in this Report.

        North Asia. The following table provides information on each of the markets in the North Asia region, including the year it opened, 2008 revenue, and the percentage of our total 2008 revenue for each market:

(U.S. dollars in millions)	Year Opened	2008 Revenue	Percentage of 2008 Revenue

Japan	1993	$ 443.7	36%
South Korea	1996	$ 150.8	12%

        Japan is our largest market and accounted for approximately 36% of total revenue in 2008. We market most of our Nu Skin and Pharmanex products in Japan, along with a limited number of other offerings. In addition, all product categories offer a limited number of locally developed products sold exclusively in our Japanese market. In 2008, we introduced LifePak Nano EX and Tru Face Essence Ultra, which have proven successful in other markets. In addition, we developed marketing programs surrounding the Galvanic Spa System II. In 2009, we have plans to introduce our new ageLOC technology anti-aging brand into the market with the launch of several new anti-aging products.

        The direct selling environment in Japan continues to be difficult as the industry has been on the decline for several years and regulatory and media scrutiny have increased. Please refer to “Government Regulation” and “Item 1A. – Risk Factors” for a discussion of risks and uncertainties associated with challenges in the Japan market.

        In South Korea, we offer most of our Nu Skin and Pharmanex products, along with a limited number of other offerings. Product introductions for 2008 included the launch of Estera and Tru Face Essence Ultra. In 2009, we plan to introduce Prostate Formula and New Hair Care.

        Americas. The following table provides information on each of the markets in the Americas region, including the year opened, 2008 revenue, and the percentage of our total 2008 revenue for each market:

(U.S. dollars in millions)	Year Opened	2008 Revenue	Percentage of 2008 Revenue

United States	1984	$ 192.1	15%
Canada	1990	$ 16.2	1%
Latin America(1)	1994	$ 15.6	1%

(1)	Latin America includes Brazil, Costa Rica, El Salvador, Guatemala, Honduras, Mexico and Venezuela.

        Substantially all of our Nu Skin and Pharmanex products, as well as limited other products and services, are available for sale in the United States. In 2008, we introduced the ageLOC technology anti-aging brand with the introduction of Galvanic Spa Gels. In 2009, we will begin company authorized business activity in Colombia to assess the potential of this market for future opening and business infrastructure.

        Greater China. The following table provides information on each of the markets in the Greater China region, including the year opened, 2008 revenue, and the percentage of our total 2008 revenue for each market:

(U.S. dollars in millions)	Year Opened	2008 Revenue	Percentage of 2008 Revenue

Taiwan	1992	$ 92.3	7%
China	2003	$ 65.3	5%
Hong Kong	1991	$ 52.4	4%

        Our Hong Kong and Taiwan markets operate using our global direct selling business model and global compensation plan. We offer a robust product offering of the majority of our Nu Skin and Pharmanex products and limited other products and services in Hong Kong and Taiwan. Approximately half of our revenue in these markets comes from orders through our monthly product subscription program, which has led to improved retention of customers and distributors and has helped streamline the ordering process.

        In China, we sell many of our Nu Skin products and a locally produced value line of personal care products under the Scion brand name. We also sell a select number of Pharmanex products, including our number one nutritional product, LifePak.

        We currently are unable to fully operate under our global direct selling business model in China as a result of regulatory restrictions on direct selling activities in this market. Consequently, we have developed a retail sales model that utilizes an employed sales force and service contractors to sell products through fixed locations that we are supplementing with a single level direct sales opportunity in those locations where we have obtained a direct sales license. In addition, we have recently begun engaging contracted sales promoters to sell products through our retail stores. We rely on our sales force to market and sell products at the various retail locations supported by only minimal advertising and traditional promotional efforts. Our retail model in China is largely based upon our ability to attract customers to our retail stores through our sales force, to educate them about our products through frequent training meetings, and to obtain repeat purchases. While our distributor leaders from other markets are able to introduce customers and sales people to our stores, their promotional efforts are limited due to the restrictions on direct selling in this market.

          We also continue to implement a direct sales opportunity that allows us to engage independent distributors who can sell products away from our retail stores. We have received licenses and approvals to engage in direct selling activities in the municipalities of Shanghai, Beijing and in four cities in the Guangdong province, and we continue to work to obtain the necessary approvals in other locations in China. The direct selling licenses allow us to engage an entry-level, non-employee sales force that can sell products away from fixed retail locations. Our current direct sales model is structured in a manner that we believe is complementary to our existing retail sales model. Our independent direct sellers, for example, can transition into our retail model and become sales promoters or employees, which can provide them with a more rewarding income opportunity.

        Beginning in early 2008, we made significant changes to our China business and infrastructure as we decided to change our strategy for operating retail stores in order to operate more effectively and efficiently by focusing our business around plaza stores in major cities. As part of this plan, we closed down approximately 70 retail stores scattered throughout the country and terminated approximately 650 corporate employees.

        Europe. The following table provides information on our Europe region, including the year opened, revenue for 2008, and the percentage of our total 2008 revenue for the region.

(U.S. dollars in millions)	Year Opened	2008 Revenue	Percentage of 2008 Revenue

Europe(1)	1995	$ 111.6	9%

(1)	Europe includes Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Iceland, Israel, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, South Africa, Spain, Sweden, Switzerland, and the United Kingdom.

        We currently operate and offer a full range of Nu Skin and Pharmanex products in 25 countries throughout Northern, Eastern, and Central Europe as well as in Israel and South Africa. Various products and distributor tools have contributed to Europe’s recent success, including the Galvanic Spa System II, the Pharmanex BioPhotonic Scanner, and g3. We have been experiencing strong growth in Central and Eastern European markets. In 2008, we opened operations in South Africa and the Czech Republic. In 2009, we will begin company authorized business activity in Turkey and Ukraine to assess the potential of these markets for future opening and business infrastructure.

        South Asia/Pacific. The following table provides information on each of the markets in the South Asia/Pacific region, including the year opened, 2008 revenue, and the percentage of our total 2008 revenue for each market:

(U.S. dollars in millions)	Year Opened	2008 Revenue	Percentage of 2008 Revenue

Singapore/Malaysia/Brunei	2000/2001/2004	$ 43.8	3%
Thailand	1997	$ 34.6	3%
Australia/New Zealand	1993	$ 13.3	1%
Indonesia	2005	$ 8.9	1%
Philippines	1998	$ 7.0	1%

        We offer a majority of our Pharmanex and Nu Skin products in the South Asia/Pacific region. Marketing initiatives in South Asia/Pacific have centered on monthly product subscription orders and the Galvanic Spa System II.

Distribution

        Overview. The foundation of our sales philosophy and distribution system is network marketing. We sell our products through independent distributors who are not employees, except in China where we sell our products through employed retail sales representatives, contractual sales promoters and direct sellers. Our distributors generally purchase products from us for resale to consumers and for personal consumption. We also enjoy a large base of subscription customers who purchase directly from the company and in doing so receive a product discount.

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

        “Active distributors” under our global compensation plan are defined as those distributors who have purchased products for resale or personal consumption during the previous three months. In addition, we have implemented “preferred customer” programs in many of our markets, which allow customers to purchase products directly from us, generally on a recurring monthly product subscription basis. We include preferred customers who have purchased products during the previous three months in our “active distributor” numbers. While preferred customers are legally very different from distributors, both are considered customers of our products.

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

        Our revenue is highly dependent upon the number and productivity of our distributors. Growth in sales volume requires an increase in the productivity and/or growth in the total number of distributors. As of December 31, 2008, we had approximately 761,000 active distributors of our products and services. Approximately 31,000 of these distributors were executive-level distributors. As of each of the dates indicated below, we had the following number of executive distributors in the referenced regions:

Total Number of Active and Executive Distributors by Region

	As of December 31, 2006		As of December 31, 2007		As of December 31, 2008
	Active	Executive	Active	Executive	Active	Executive

North Asia	333,000	15,354	335,000	14,845	326,000	13,937
Americas	150,000	4,141	158,000	4,588	171,000	4,876
Greater China	155,000	6,492	138,000	6,389	115,000	6,323
Europe	50,000	1,600	59,000	1,957	83,000	2,911
South Asia/Pacific	73,000	2,169	65,000	2,223	66,000	2,541
Total	761,000	29,756	755,000	30,002	761,000	30,588

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

        Global Compensation Plan. One of our competitive advantages is our global sales compensation plan. Under our global compensation plan, a distributor is paid consolidated monthly commissions in the distributor’s home country, in local currency, for the distributor’s own product sales and for product sales in that distributor’s downline distributor network across all geographic markets. Because of restrictions on direct selling in China, our contractual and employed sales representatives there do not participate in the global compensation plan, but are instead compensated according to a compensation model established for that market.

        Commissions on the sale of an individual Nu Skin or Pharmanex product can exceed 50% of the wholesale price, except in a limited number of markets where commissions are limited by law. The actual commission payout percentage, however, varies depending on the number of distributors at each payout level within our global compensation plan. On a global basis, the overall payout on these products has typically averaged approximately 41% to 44%. We believe that our commission payout as a percentage of total sales is among the most generous paid by major direct selling companies.

        From time to time, we make modifications and enhancements to our global compensation plan to help motivate distributors. In 2008, we successfully launched modifications to our compensation plan in the Americas and Europe regions designed to improve commission payments early in the distributor lifecycle. In 2009, we plan to modify our compensation plans in most of our Asian markets to conform to the revised plan implements in the Americas and Europe regions. In addition, we evaluate a limited number of distributor requests on a monthly basis for exceptions to the terms and conditions of the global compensation plan, including volume requirements. While our general policy is to discourage exceptions, we believe that the flexibility to grant exceptions is critical in retaining distributor loyalty and dedication and we make exceptions in limited cases as necessary.

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

        Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per month. Sales volume points are generally based upon a product’s wholesale cost, net of any point-of-sale taxes. As a distributor’s business expands to successfully sponsoring other distributors into the business, who in turn expand their own businesses, a distributor receives a higher percentage of commissions. An executive’s commissions can increase substantially as multiple downline distributors achieve executive status. In determining commissions, the number of levels of downline distributors included in an executive’s commissionable group increases as the number of executive distributorships directly below the executive increases.

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

        Our products may not be sold, and our business opportunities may not be promoted, in traditional, non-Company owned retail environments. We have made an exception to this rule by allowing some of our Pharmanex products to be sold in independently owned pharmacies and drug stores meeting specified requirements. Distributors who own or are employed by a service-related business, such as a doctor’s office, hair salon or health club, may make products available to regular customers as long as products are not displayed visibly to the general public in a manner to attract the general public into the establishment to purchase products.

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

        Product Returns. We believe we are among the most consumer-protective companies in the direct selling industry. While the regulations and our operations vary somewhat from country to country, we generally follow a similar procedure for product returns. For 30 days from the date of purchase, our product return policy generally allows a retail customer to return any Nu Skin or Pharmanex product to us directly or to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the end user’s return privilege is at the discretion of the distributor. Our distributors can generally return unused products directly to us for a 90% refund for one year. Through 2008, our experience with actual product returns averaged less than 5% of annual revenue.

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

Intellectual Property

        Our major trademarks are registered in the United States and in each country where we operate or have plans to operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin, Pharmanex, LifePak and Galvanic Spa. In addition, a number of our products and tools, including the Pharmanex BioPhotonic Scanner, are based on proprietary technologies and formulations, some of which are patented or licensed from third parties. We also rely on trade secret protection to protect our proprietary formulas and know-how.

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

        Regulators in Japan have recently increased their scrutiny of our industry. Several direct sellers in Japan have been penalized for actions of their distributors that violated applicable regulations, including one prominent international direct selling company that was suspended from sponsoring activities for three months in 2008, and another large Japanese direct selling company that was suspended from sponsoring activities for six months in 2009. In addition, Japanese media has reported on increased political pressure on lawmakers supporting our industry.

        We have also experienced an increase in complaints and inquiries to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training and restructuring our compliance group in Japan. We have been in contact with consumer protection centers in Japan, one of which recently sent us a written warning that we needed to reduce the number of complaints and inquiries being filed with that consumer protection center. If consumer complaints escalate to a government review or if the current level of complaints does not improve, there is an increased likelihood that regulators could take action against us or we could receive negative media attention, either of which could harm our business.

        As a result of restrictions in China on direct selling activities, we have implemented a retail store model utilizing an employed sales force and contractual sales promoters, and we are currently integrating direct selling in our business model in this market pursuant to direct selling regulations in this market. The regulatory environment in China remains complex. China’s direct selling and anti-pyramiding regulations are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent distributors. Our operations in China have attracted significant regulatory and media scrutiny since we expanded our operations there in January 2003. Regulations are subject to discretionary interpretation by municipal and provincial level regulators as well as local customs and practices. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clarity in the rules regarding direct selling activities and differences in customs and practices in each location.

        Because of the Chinese government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies. At times, investigations and related actions by government regulators have impeded our ability to conduct business in certain locations, and have resulted in a few cases in fines being paid by our company. In each of these cases, we have been allowed to recommence operations after the government’s investigation, and no material changes to our business model were required in connection with these fines and impediments. Please refer to “Item 1A. Risk Factors” for more information on the regulatory risks associated with our business in China.

        The regulatory environment with respect to direct selling in China remains fluid and the process for obtaining the necessary governmental approvals to conduct direct selling continues to evolve. The regulations and processes in some circumstances have been interpreted differently by different governmental authorities. In order to expand our direct selling model into additional provinces we currently must obtain a series of approvals from the Departments of Commerce in such provinces, the Shanghai Department of Commerce (Nu Skin China’s supervisory authority), as well as the Departments of Commerce in each city and district in which we plan to operate. We also are required to obtain the approval of the State Ministry of Commerce, which is the national governmental authority overseeing direct selling. In addition, regulators are acting cautiously as they monitor the roll-out of direct selling, which has made the approval process take longer than we anticipated. Please refer to “Item 1A. Risk Factors” for more information on the risks associated with our planned expansion of direct selling in China.

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

        Our personal care products are subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter (OTC) drug. In the United States, regulation of cosmetics are under the jurisdiction of the FDA. The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.” Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product. Conversely, a product will not be considered a cosmetic, but may be considered an (OTC) drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. The other markets we operate in have similar regulations. In Japan, the Ministry of Health, Labor and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan. In Taiwan, all “medicated” cosmetic products require registration. In China, personal care products are placed into one of two categories, “general” and “drug.” Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies. The product registration process in China for these products can take from nine to more than 18 months. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. The sale of cosmetic products is regulated in the European Union under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

        Our Pharmanex products are subject to various regulations promulgated by government agencies in the markets in which we operate. In the United States, we generally market our nutritional products as foods or dietary supplements. The FDA has jurisdiction over this regulatory area. Because these products are regulated under the Dietary Supplement and Health Education Act, we are generally not required to obtain regulatory approval prior to introducing a product into the United States market. None of this infringes, however, upon the FDA’s power to remove from the market any product it determines to be unsafe or an unapproved drug. In our foreign markets, the products are generally regulated by similar government agencies, such as the Ministry of Health, Labor and Welfare in Japan, the KFDA in South Korea, and the Department of Health in Taiwan. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products. China has some of the most restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory and clinical analysis by governmental authorities, and the product registration process for these products takes approximately two years. We market both “health foods” and “general foods” in China. Our flagship product, LifePak, is currently marketed as a general food with only one of the three main capsules having received “health food” classification. Currently, “general foods” is not an approved category for direct selling; therefore, we will only market LifePak through our retail stores until final “health food” classification for LifePak is obtained for the other two capsules. Additionally, there is some risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel our categorization of our products is inconsistent with product claims, ingredients or function, this could limit our ability to market such products in China in their current form.

        The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.” Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In Japan, for example, if a specified ingredient is not listed as a “food” by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food. We experience similar issues in our other markets. This is particularly a problem in Europe where the regulations differ from country to country. As a result, we must often modify the ingredients and/or the levels of ingredients in our products for certain markets. In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our uses of certain ingredients altogether. Because of negative publicity associated with some supplements, such as “ephedra” or human growth hormones (HGH) (which we have never marketed) and other potentially harmful ingredients, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In general, the regulatory environment is becoming more complex with increasingly strict regulations each year.

        In June 2007, the U.S. Food and Drug Administration announced a final rule establishing regulations to require current good manufacturing practices (cGMP) for dietary supplements. The rule ensures that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The final rule includes requirements for establishing quality control procedures, designing and constructing manufacturing plants, and testing ingredients and the finished products. It also includes requirements for record keeping and handling consumer product complaints. If dietary supplements contain contaminants or do not contain the dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded. We were required to comply with the new rule by June 2008. Our business is subject to additional regulations, such as those implementing an adverse event reporting system (“AER’s”) effective December 2007, which requires us to document and track adverse events and report serious adverse events associated with consumers’ use of our products.

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

        To date, we have not experienced any difficulty maintaining our import licenses. However, due to the varied regulations governing the manufacture and sale of nutritional products in the various markets, we have found it necessary to reformulate many of our products or develop new products in order to comply with such local requirements. In the United States, we are also subject to a consent decree with the FTC and various state regulatory agencies arising out of investigations that occurred in the early 1990s of certain alleged unsubstantiated product and earnings claims made by our distributors. The consent decree requires us to, among other things, supplement our procedures to enforce our policies, not allow our distributors to make earnings representations without making certain average earnings disclosures, and not allow our distributors to make unsubstantiated product claims. Compliance with the anti terrorism regulations of the US has caused some delays in customs but these situations have been resolved by working with the US customs officials and training our vendors and market staff in the guidelines.

        Regulation of Our Business Tools. One of our strategies is to develop technologically-advanced business tools designed to help our distributors effectively market our Nu Skin and Pharmanex products. For example, during the last several years we have introduced the Pharmanex BioPhotonic Scanner (the "Scanner") in many of our markets around the world as well as the Galvanic Spa System II and the ProDerm Skin Analyzer. These tools are subject to the regulations of various health, consumer protection and other governmental authorities around the world. These regulations vary from market to market and affect whether our business tools are required to be registered as medical devices, the claims that can be made with respect to these tools, who can use them, and where they can be used. We have been subject to regulatory inquiries in the United States, Japan, and other countries with respect to the status of the Scanner as a non-medical device. Any determination that medical device clearance is required for one of our tools could require us to expend significant time and resources in order to meet the stringent standards imposed on medical device companies or prevent us from marketing the product. For example, we are not able to market the Galavanic Spa System II in Taiwan as a result of the regulatory restrictions in this market. We are also subject to regulatory constraints on the claims that can be made with respect to the use of our business tools. In Japan, for example, we are limited in our ability to tie the Scanner measurement directly to the consumption of our nutrition products.

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

Employees

        As of December 31, 2008, we had approximately 9,185 full- and part-time employees worldwide, approximately 2,670 of whom are employed as sales representatives in our China operations. We also had labor contracts with approximately 2,949 potential new sales representatives in China. None of our employees are represented by a union or other collective bargaining group, except in China and a small number of employees in Japan. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

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

Executive Officers

        Our executive officers as of February 27, 2009, are as follows:

Name	Age	Position
Blake Roney	50	Executive Chairman of the Board
Truman Hunt	49	President and Chief Executive Officer
Ritch Wood	43	Chief Financial Officer
Joe Chang	56	Chief Scientific Officer and Executive Vice President, Product Development
Dan Chard	44	Executive Vice President, Distributor Success
Scott Schwerdt	51	President, Americas and Europe
Matthew Dorny	45	General Counsel and Secretary
Ashok Pahwa	54	Chief Marketing Officer

        Set forth below is the business background of each of our executive officers.

        Blake Roney founded our company in 1984 and served as its president through 1996.  Mr. Roney currently serves as the executive Chairman of the Board, a position he has held since our company went public in 1996. Mr. Roney is also a trustee of the Force for Good Foundation, a charitable organization that was established in 1996 by Mr. Roney and the other founders of our company to help encourage and drive the philanthropic efforts of our company, its employees, its distributors and its customers to enrich the lives of others. He received a B.S. degree from Brigham Young University.

        Truman Hunt has served as our President since January 2003 and our Chief Executive Officer since May 2003. He has also served as a director of our company since May 2003. Mr. Hunt joined our company in 1994 and has served in various positions, including Vice President and General Counsel from 1996 to January 2003 and Executive Vice President from January 2001 until January 2003. He received a B.S. degree from Brigham Young University and a J.D. degree from the University of Utah.

        Ritch Wood has served as our Chief Financial Officer since November 2002. Prior to this appointment, Mr. Wood served as Vice President, Finance from July 2002 to November 2002 and Vice President, New Market Development from June 2001 to July 2002. Mr. Wood joined our company in 1993 and has served in various capacities. Prior to joining us, he worked for the accounting firm of Grant Thornton LLP. Mr. Wood earned a B.S. and a Master of Accountancy degree from Brigham Young University.

        Joe Chang has served as Chief Scientific Officer and Executive Vice President of Product Development since February 2006. Dr. Chang served as President of our Pharmanex division from April 2000 to February 2006. Dr. Chang served as Vice President of Clinical Studies and Pharmacology of Pharmanex from 1997 until April 2000. Dr. Chang has nearly 20 years of pharmaceutical experience. He received a B.S. degree from Portsmouth University and a Ph.D. degree from the University of London.

        Daniel Chard has served as Executive Vice President of Distributor Success since February 2006. Prior to serving in this position, Mr. Chard served as President of Nu Skin Europe from April 2004 to February 2006. Mr. Chard also served as Vice President of Marketing and Product Management of Big Planet, our technology products and services division, from September 2002 to March 2004 and as Senior Director of Marketing and Product Development at Pharmanex. Prior to joining us in 1998, Mr. Chard worked in a variety of strategic marketing positions in the consumer products industry. Mr. Chard holds a B.A. degree in Economics from Brigham Young University and an M.B.A. from the University of Minnesota.

        Scott Schwerdt has served as President, Americas and Europe since February 2006. Mr. Schwerdt served as Regional Vice President of North America and President of Nu Skin Enterprises United States, Inc. from May 2004 to February 2006. Mr. Schwerdt previously served as the General Manager of our U.S. operations from May 2001 to May 2004. Mr. Schwerdt joined our company in 1988 and has held various positions, including Vice President of North America/South Pacific Operations and Vice President of Europe. Mr. Schwerdt received a B.A. degree in International Relations from Brigham Young University.

        Matthew Dorny has served as our General Counsel and Secretary since January 2003. Mr. Dorny previously served as Assistant General Counsel from May 1998 to January 2003. Prior to joining us, Mr. Dorny was a securities and business attorney in private practice in Salt Lake City, Utah. Mr. Dorny received B.A., M.B.A. and J.D. degrees from the University of Utah.

        Ashok Pahwa has served as Chief Marketing Officer since June 2008.  Mr. Pahwa has over 25 years of marketing experience in the direct selling and consumer products industries.  Prior to joining us, Mr. Pahwa was Vice President of Global Marketing and Sales at Wall Street Institute, a global English language training company, from February 2006 to January 2008.  Mr. Pahwa served as Vice President of New Businesses at Avon Products, Inc., a global direct seller of personal care products, from 2003 to 2006.  He also served in various positions at Mary Kay Cosmetics, a global direct seller of personal care products, from 1993 until 2003.  He spent more than ten years with Publicis/Bloom and Ogilvy & Mather, global advertising agencies.  Mr. Pahwa holds a bachelor’s degree in economics from the University of Delhi, a master’s degree in management studies from the University of Bombay and a master’s degree in business administration from Texas Tech University.

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

        Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance in countries where we operate. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. We assume no responsibility or obligation to update these statements to reflect any changes. The forward-looking statements and associated risks set forth herein relate to, among other things:

•	our plans to launch or continue to roll-out or promote various products, tools, and initiatives;

•	our plans regarding new markets;

•	the expectation that our relationship with our current primary suppliers will not end in the near term, and the belief that we could replace our primary suppliers of Pharmanex products without great difficulty or increased cost;

•	our plans to continue to develop and introduce new, innovative products and to improve and evolve our existing product formulations;

•	our belief that our global sales compensation plan will continue to motivate our distributors to drive revenue growth;

•	our plans to modify our compensation plans in most of our Asian markets in 2009;

•	our belief that compliance with certain regulatory requirements will not have a material adverse effect on our business;

•	our belief that if the need arises, our production facility in Shanghai could be expanded or other facilities built in China to increase production for export or as a backup to our existing supply chain;

•	our plans to commit resources to research and development in the future;

•	our belief that providing effective distributor support will be important to our success; and

•	our belief that we do not currently foresee a shortage in qualified personnel necessary to operate our business.

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

Deteriorating economic conditions globally, including the current financial crisis and declining consumer confidence and spending could harm our business.

        Global economic conditions have deteriorated significantly over the past year. Consumer confidence and spending have declined drastically and the global credit crisis has limited access to capital for many companies. Although we have continued to see growth in many of our markets during this period, the economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or continue to worsen. In South Korea, for example, we believe that our growth has started to slow due in part to prolonged difficult economic conditions in this market. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors’ ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition. Although we have historically met our funding needs utilizing cash flow from operations, no assurances can be given that we will not need to obtain additional equity or debt financing and that such financing will be available to us on terms that are favorable.

Currency exchange rate fluctuations could lower our revenue and net income.

        In 2008, we recognized approximately 85% of our revenue in markets outside of the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, particularly the Japanese yen inasmuch as we generated approximately 36% of our 2008 revenue in Japan, our reported revenue, gross profit and net income will likely be reduced. Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. In 2008, significant fluctuations in foreign currencies resulted in an $18.4 million loss. During the last couple of years the Japanese yen has strengthened considerably, which has improved our results. However, in prior years our results have been negatively impacted by weakening of the yen. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition. In the event the Japanese yen or other foreign currencies weaken, our results in 2009 would be negatively impacted. In addition, fluctuations in foreign currencies could also result in additional losses related to our foreign currency denominated balances on our balance sheet. Although we attempt to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange rate contracts for Japanese yen and through yen-denominated debt, we cannot be certain these contracts or any other hedging activity will effectively reduce exchange rate exposure.

Because our Japanese operations account for a significant part of our business, continued weakness in our business operations in Japan would harm our business.

        Approximately 36% of our 2008 revenue was generated in Japan. We have experienced a significant revenue decline in Japan over the last several years and continue to face challenges in this market. Factors that could impact our results in the market include:

•	continued or increased levels of regulatory and media scrutiny, or any adoption of more restrictive regulations in response to such scrutiny;

•	any weakening of the Japanese yen;

•	regulatory constraints with respect to the claims we can make regarding the efficacy of products and tools, which could limit our ability to introduce or effectively market them;

•	risks that the new initiatives we are implementing in Japan, which are patterned after successful initiatives implemented in other markets, will not have the same level of success in Japan, may not generate renewed growth or increased productivity among our distributors, and may cost more or require more time to implement than we have anticipated;

•	inappropriate activities by our distributors and any resulting regulatory actions against us or our distributors;

•	any negative distributor reaction to our efforts to increase distributor compliance efforts in this market;

•	any weakness in the economy or consumer confidence; and

•	increased competitive pressures from other direct selling companies and their distributors who actively seek to solicit our distributors to join their businesses.

Regulators in Japan have increased their scrutiny of the direct selling industry.

        Regulators in Japan have recently increased their scrutiny of our industry. Several direct sellers in Japan have been penalized for actions of distributors that violated applicable regualtions, including one prominent international direct selling company that was suspended from sponsoring activities for three months in 2008, and another large Japanese direct selling company that was suspended from sponsoring activities for six months in 2009. In addition, Japanese media has reported on increased political pressure on lawmakers supporting our industry.

        We have also experienced an increase in complaints and inquiries to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training and restructuring our compliance group in Japan. We have been in contact with consumer protection centers in Japan, one of which recently sent us a written warning that we needed to reduce the number of complaints and inquiries being filed with that consumer protection center. If consumer complaints escalate to a government review or if the current level of complaints does not improve, there is an increased likelihood that regulators could take action against us or we could receive negative media attention, either of which could harm our business.

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

        The number and productivity of our distributors also depends on several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in, or the technical failure of, existing or new products;

•	lack of a sponsoring story that generates interest for potential new distributors and effectively draws them into the business;

•	the public's perception of our products and their ingredients;

•	the public's perception of our distributors and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any regulatory actions of charges against us or others in our industry;

•	general economic and business conditions; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain distributors in such market.

        Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and developing new distributor leaders. There can be no assurance that our initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. In addition, some initiatives may have unanticipated negative impacts on our distributors, particularly changes to our compensation plan. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our distributor leaders focus their efforts on the new product or initiative.

Our business transformation initiatives may not achieve reduced overhead and growth, and may have unintended negative consequences.

        We continue to implement our business transformation initiatives to improve operational efficiencies in our corporate offices and reduce investments in unprofitable markets. In 2009, we plan to significantly reduce our workforce in Japan. There could be unintended negative consequences, including business disruptions, and any negative impact on our ability to effectively manage our business with reduced employee levels and corporate facilities. Further, we may not realize the cost improvements and greater efficiencies we hope for as a result of our realignment. In addition, as we continually evaluate strategic reinvestment of any savings generated as a result of our transformation initiative, we may not ultimately achieve the amount of savings that we anticipate.

Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business.

        Distributor activities in our existing markets that violate governmental laws or regulations could result in governmental actions against us in markets where we operate, which would harm our business. Except in China, our distributors are not employees and act independently of us. We implement strict policies and procedures to ensure our distributors will comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. For example, product claims made by some of our distributors in 1990 and 1991 led to an investigation by the FTC in the United States, which resulted in our entering into a consent decree with the FTC. In addition, recent rulings by the Korean FTC and by judicial authorities against us and other companies in Korea indicate that vicarious liability may be imposed on us for the criminal activity of our independent distributors. As we expand internationally, our distributors may attempt to anticipate which markets we will open in the future and may begin marketing and sponsoring activities in markets where we are not qualified to conduct business. If we are unable to address this issue, we could face fines or other legal action.

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

Current or future governmental regulations relating to the marketing and advertising of our products and services, in particular our nutritional supplements, may restrict, inhibit or delay our ability to sell these products and harm our business.

        Our products and our related marketing and advertising efforts are subject to numerous domestic and foreign governmental agencies’ and authorities’ laws and extensive regulations, which govern the ingredients and products that may be marketed without registration as a drug and the claims that may be made regarding such products. Many of these laws and regulations involve a high level of subjectivity and are inherently fact-based and subject to interpretation. If these laws and regulations restrict, inhibit or delay our ability to introduce or market our products or limit the claims we are able to make regarding our products, our business may be harmed.

        There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In several of our markets, including Europe, South Korea and Hong Kong, new regulations have been adopted or are likely to be adopted in the near-term that could impose new requirements, make changes in some classifications of supplements under the regulations, or limit the levels of ingredients we can include and claims we can make. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. In Europe for example, we are unable to market supplements that contain ingredients that were not marketed prior to May 1997 in Europe (“novel foods”) without going through an extensive registration and pre-market approval process. Europe is also expected to adopt additional regulations setting new limits on acceptable maximum levels of vitamins and minerals. In addition, the FDA recently finalized new regulations on Good Manufacturing Practices and Adverse Event Reporting requirements for the nutritional supplement industry. These regulations require good manufacturing processes for us and our vendors and reporting of serious adverse events associated with consumer use of our products. Our operations could be harmed if new regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable good manufacturing practices and regulatory requirements, or if we are not able to effect necessary changes to our products in a timely and efficient manner in order to respond or comply to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

Our operations in China are subject to significant governmental scrutiny and may be harmed by the results of such scrutiny.

        Because of the government’s significant concerns about direct selling activities, government regulators in China closely scrutinize activities of direct selling companies or activities that resemble direct selling. The regulatory environment in China with regards to direct selling is evolving, and officials in multiple national and local levels in the Chinese government often exercise broad discretion in deciding how to interpret and apply applicable regulations. In the past, the government has taken significant actions against companies that the government found were engaging in direct selling activities in violation of applicable law, including shutting down their businesses and imposing substantial fines.

        Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and fines being paid in some cases. Although we have now obtained a direct selling license for certain locations, government regulators continue to scrutinize our activities and the activities of our direct sellers, sales promoters and sales employees to monitor our compliance with the new regulations and other applicable regulations as we integrate direct selling into our business model. We continue to be subject to current governmental reviews and investigations. At times, complaints made by our sales representatives to the government have resulted in increased scrutiny by the government. Any determination that our operations or activities, or the activities of our employed sales representatives, contractual sales promoters or approved direct sellers, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, all of which could harm our business.

If direct selling regulations in China are interpreted or enforced by governmental authorities in a manner that negatively impacts our retail business model or our dual business model there, our business in China could be harmed.

        Chinese regulators have adopted anti-pyramiding and direct selling regulations that contain significant restrictions and limitations, including a restriction on multi-level compensation for independent distributors selling away from a fixed location. The regulations also impose various requirements on individuals before they can become direct sellers, including the passage of an examination, which are more burdensome than in our other markets and which could negatively impact the willingness of some people to sign up to become direct sellers. There continues to be some confusion and uncertainty as to the interpretation and enforcement of the regulations and their scope, and the specific types of restrictions and requirements imposed under them. Our business and our growth prospects would be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations as applying to our business model of retail stores with employed sales representatives and contractual sales promoters, or if regulations are interpreted in such a manner that our current method of conducting business through the use of employed sales representatives and contractual sales promoters or our implementation of direct selling that is currently underway is found to violate applicable regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees and promoters, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation in the new regulations. Our business could also be harmed if regulators inhibit our ability to concurrently operate our business model of retail stores with employed sales representatives and contractual sales promoters and our direct selling business.

If we are unable to obtain additional necessary national and local governmental approvals in China as quickly as we would like, our ability to expand our direct selling business and grow our business there could be negatively impacted.

        We have completed the required national and local licensing process and commenced direct selling activities in Beijing and Shanghai, Shenzhen City and four cities in the Guangdong province. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national governmental agencies with respect to each province in which we wish to expand. The process for obtaining the necessary governmental approvals to conduct direct selling continues to evolve. As we are being required to work with such a large number of provincial, city, district and national governmental authorities, we have found that it is taking more time than anticipated to work through the approval process with these authorities. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in China makes it difficult to predict the timeline for obtaining these approvals. If the results of the government’s evaluation of our direct selling activities result in further delays in obtaining licenses elsewhere, or if the current processes for obtaining approvals are delayed further for any reason or are changed or are interpreted differently than currently understood, our ability to expand direct selling in China and our growth prospects in this market, could be negatively impacted.

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

Product diversion to certain markets, including China, may have a negative impact on our business.

        From time to time, we see our product being sold through online or other distribution channels in certain markets. This has become a more significant problem in China. Product diversion causes confusion regarding our distribution channels and negatively impacts our distributors’ ability to retail our products. It also creates a negative impression regarding the viability of the business opportunity for our distributors and sales representatives, which can harm our ability to recruit new distributors and sales representatives. In addition, in some cases, product diversion schemes may also involve illegal importation, investment or other activities. If we are unable to effectively address this issue or if diversion increases, our business could be harmed.

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

         One of our strategies is to market unique tools that allow our distributors to distinguish our products, including the Pharmanex BioPhotonic Scanner and the Galvanic Spa System II. We do not believe these tools are medical devices and do not market them to our distributors as medical devices. In March 2003, the FDA questioned whether the Pharmanex BioPhotonic Scanner was a non-medical device. We subsequently filed an application with the FDA to have it affirmatively classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether a product is a medical device including the claims that we or our distributors make about it. We have faced similar uncertainties and regulatory issues in other markets with respect to the status of one or more of our tools as a non-medical device and the claims that can be made in using it. For example, we have faced regulatory inquiries in Japan, Korea, Singapore and Thailand regarding distributor claims with respect to the Pharmanex BioPhotonic Scanner. We are not able to market the Galvanic Spa System II in Taiwan due to similar regulatory restrictions. There have also been recent legislative proposals in Singapore and Malaysia relating to the regulation of medical devices which could have an impact on some or all of our tools. A determination in any of these markets that any of our tools are medical devices or that distributors are using it to make medical claims or perform medical diagnoses or other activities limited to licensed professionals or approved medical devices could negatively impact our ability to use these tools in a market. Regulatory scrutiny of a tool could also dampen distributor enthusiasm and hinder the ability of distributors to effectively utilize such tool. In the event medical device clearance is required in any market, obtaining clearance could require us to provide documentation concerning its clinical utility and to make some modifications to its design, specifications and manufacturing process in order to meet stringent standards imposed on medical device companies. If we obtained such medical device approval in order to sell a tool in one market, such approval may be used as precedent to a claim in another market that such approval should likewise be required in such market. There can be no assurance we would be able to provide the required medical device documentation, prove clinical utility in a manner sufficient to obtain medical device approval or make such changes promptly or in a manner that is satisfactory to regulatory authorities.

Changes to our compensation arrangements with our distributors could be viewed negatively by some distributors and could harm our operating results if such changes impact distributor productivity.

        We have implemented a global compensation plan that has some components that differ from market to market. We modify components of our compensation plan from time to time in an attempt to keep our compensation plan competitive and attractive to existing and potential distributors, to address changing market dynamics, to provide incentives to distributors that we believe will help grow our business, and to address other business needs. Because of the size of our distributor force and the complexity of our compensation plans, it is difficult to predict whether such changes will achieve their desired results. For example, in 2005, we made changes to our compensation plan in Japan that had been successful in other markets, but did not have the impact in Japan that we anticipated and negatively impacted our business. China and certain markets in Southeast Asia similarly were negatively impacted by compensation plan changes in 2005. In 2008, we implemented modifications to our compensation plan in the Americas and Europe regions. We are currently planning to implement the same compensation plan features in most of our Asian markets in 2009. Because of unique features of existing plans in these markets, particularly in our Southeast Asia and Japan markets, implementation of these features will involve a more significant transition. There are risks that the compensation plan modifications we make will not be well received or achieve desired results in each of these markets and that the transition could have a negative impact on revenue. If our distributors fail to adapt to these changes or find them unattractive, our business could be harmed.

If we are unable to successfully expand and grow operations within our recently opened and developing markets, we may have difficulty achieving our long-term objectives.

        A significant percentage of our revenue growth over the past decade has been attributable to our expansion into new markets. Our growth over the next several years depends in part on our ability to successfully introduce products and tools, and to successfully implement initiatives in our new and developing markets, including China, Russia, Latin America and Eastern Europe that will help generate growth. In addition to the regulatory difficulties we may face in introducing our products, tools, and initiatives in these markets, we could face difficulties in achieving acceptance of our premium-priced products in developing markets. In the past, we have struggled to operate profitably in developing markets, such as Latin America. This may also be the case in Eastern Europe and the other new markets into which we have recently expanded. If we are unable to successfully expand our operations within these new markets, our opportunities to grow our business may be limited, and, as a result, we may not be able to achieve our long-term objectives.

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

        The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the nature of our distributor network, our products or the actions of our distributors. Specifically, we are susceptible to adverse publicity concerning:

•	suspicions about the legality and ethics of network marketing;

•	the ingredients or safety of our or our competitors' products;

•	regulatory investigations of us, our competitors and our respective products;

•	the actions of our current or former distributors; and

•	public perceptions of direct selling generally.

           In the past we have experienced negative publicity that has harmed our business in connection with regulatory investigations and inquiries. We may receive negative publicity in the future, and it may harm our business and reputation.

Inability of new products to gain distributor and market acceptance could harm our business.

        A critical component of our business is our ability to develop new products that create enthusiasm among our distributor force. If we are unable to introduce new products, our distributor productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and the difficulties in anticipating changes in consumer tastes and buying preferences.

The loss of key high-level distributors could negatively impact our distributor growth and our revenue.

        As of December 31, 2008, we had approximately 761,000 active independent distributors, sales representatives and preferred customers, including approximately 31,000 executive level distributors or full-time sales representatives. Approximately 480 distributors occupied the highest distributor level under our global compensation plan as of that date. These distributors, together with their extensive networks of downline distributors, account for substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in the distributor’s network of downline distributors, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our distributor growth and our revenue.

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

        Historically, we have imported most of our products into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. We are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. These audits sometimes result in challenges by such taxing authorities as to our methodologies used in determining our income tax, duties, customs, and other amounts owed in connection with the importation and distribution of our products. Currently, customs audits are underway in a number of our markets. We have been assessed by the Japan customs authorities approximately yen 2.7 billion (or approximately $29.7 million as of December 31, 2008) for additional duties on products imported into Japan, and we are currently contesting this assessment. Effective July 1, 2005, the Company is operating under a new structure in Japan and we are in the process of negotiating a new advanced pricing agreement with the income tax authorities in Japan related to our transfer pricing for products being imported into Japan. In connection with these negotiations, they have requested that we explain our position in the custom’s appeal and the difference in our treatment of the transaction for customs purposes compared to our income tax treatment under the prior structures. In the event the income tax authorities disagree with our position or explanation, there is a risk that they could attempt to challenge our income tax position, which could negatively impact our ability to successfully prosecute our custom’s appeal or result in additional income tax assessments. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

Governmental authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

        As a U.S. company doing business in international markets through subsidiaries, we are subject to various tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. From time to time, we are audited by tax regulators in the United States and in our foreign markets. If regulators challenge our tax positions, corporate structure, transfer pricing mechanisms or intercompany transfers, we may be subject to fines and payment of back taxes, our effective tax rate may increase and our operations may be harmed. Tax rates vary from country to country, and, if regulators determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. For example, our corporate income tax rate in the United States is 35%. If our profitability in a higher tax jurisdiction, such as Japan where the corporate tax rate is currently set at 45%, increases disproportionately to the rest of our business, our effective tax rate may increase. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of governmental agencies. Despite our efforts to be aware of and comply with such laws and changes to and interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to such changes, and as a result, our business may suffer.

The loss of suppliers or shortages in ingredients could harm our business.

         We acquire ingredients and products from two suppliers that each currently manufactures a significant portion of our Nu Skin personal care products. In addition, we currently rely on two suppliers for a majority of Pharmanex nutritional supplement products. In the event we were to lose any of these suppliers and experience any difficulties in finding or transitioning to alternative suppliers, this could harm our business. In addition, we obtain some of our products from sole suppliers that own or control the product formulations, ingredients, or other intellectual property rights associated with such products. These products include our Galvanic Spa System II and True Face Essence products, two products that have contributed significantly to our growth over the past year. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers. Some of our nutritional products, including g3 juice, incorporate natural products that are only harvested once a year and may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

Production difficulties and quality control problems could harm our business.

        Production difficulties and quality control problems and our reliance on third party suppliers to deliver quality products in a timely manner could harm our business. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products. In addition, these issues can negatively impact distributor confidence as well as potentially invite additional governmental scrutiny in our various markets.

We depend on our key personnel, and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

        Our success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. In addition, expatriates serve in key management positions in several of our foreign markets, including Japan and China. These employees may voluntarily terminate their employment with us at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. We do not carry key person insurance for any of our personnel. Although we have signed offer letters or written agreements summarizing the compensation terms for some of our senior executives, we have generally not entered into formal employment agreements with our executive officers. If we lose the services of our executive officers or key employees for any reason, our business, financial condition and results of operations could be harmed.

Our markets are intensely competitive, and market conditions and the strengths of competitors may harm our business.

        The markets for our products are intensely competitive. Our results of operations may be harmed by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. For example, our Nu Skin products compete directly with branded, premium retail products. We also compete with other direct selling organizations. The leading direct selling companies in our existing markets are Herbalife, Mary Kay, Oriflame, Melaleuca, Avon and Amway. We currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same ingredients that we use in our products. Because of regulatory restrictions concerning claims about the efficacy of dietary supplements, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the nutritional market could harm our nutritional supplement revenue.

        We also compete with other network marketing companies for distributors. Some of these competitors have a longer operating history and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global compensation plan for distributors. Consequently, to successfully compete in this market and attract and retain distributors, we must ensure that our business opportunities and compensation plans are financially rewarding. We are beginning our 25th year in this industry and believe we have significant competitive advantages, but we cannot assure you that we will be able to successfully compete in every endeavor in this market.

Product liability claims could harm our business.

         We may be required to pay for losses or injuries purportedly or actually caused by our products. Although historically we have had a very limited number and relatively low financial exposure from product claims, we have experienced difficulty in finding insurers that are willing to provide product liability coverage at reasonable rates due to insurance industry trends and the rising cost of insurance generally. As a result, we have elected to self-insure our product liability risks for our product lines. Until we elect and are able at reasonable rates to obtain product liability insurance, if any of our products are found to cause any injury or damage, we will be subject to the full amount of liability associated with any injuries or damages. This liability could be substantial and may exceed our reserves. We cannot predict if and when product liability insurance will be available to us on reasonable terms.

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

        Our common stock closed at $17.72 per share on February 16, 2007 and closed at $10.83 per share on February 17, 2009. During this two-year period, our common stock traded as low as $8.42 per share and as high as $19.99 per share. Many factors could cause the market price of our common stock to fall. Some of these factors include:

•	fluctuations in our quarterly operating results;

•	the sale of shares of Class A common stock by our original or significant stockholders;

•	general trends in the market for our products;

•	acquisitions by us or our competitors;

•	economic and/or currency exchange issues in markets in which we operate;

•	changes in estimates of our operating performance or changes in recommendations by securities analysts; and

•	general business and political conditions.

        Broad market fluctuations could also lower the market price of our common stock regardless of our actual operating performance.

As of December 31,2008, our original stockholders, together with their family members, estate planning entities and affiliates, controlled approximately 30% of the combined stockholder voting power, and their interests may be different from yours.

        The original stockholders of our company, together with their family members and affiliates, have the ability to influence the election and removal of the board of directors and, as a result, our future direction and operations. As of December 31, 2008, these stockholders owned approximately 30% of the voting power of the outstanding shares of common stock. Accordingly, they may influence decisions concerning business opportunities, declaring dividends, issuing additional shares of common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets. They may make decisions that are adverse to your interests.

If our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could fall.

        Several of our principal stockholders hold a large number of shares of the outstanding common stock. A decision by any of our principal stockholders to aggressively sell their shares could depress the market price of our common stock. As of December 31, 2008, we had approximately 63.4 million shares of common stock outstanding. All of these shares are freely tradable, except for approximately 17.3 million shares held by certain founding stockholders who entered into lock-up agreements with us in connection with the repurchase of shares in 2003. Under the terms of these lock-up agreements, they are subject to certain volume limitations with respect to open market transactions. We have the discretion to waive or terminate these restrictions. In the event these lock-up restrictions were terminated, our stock price could be harmed if these stockholders sold large amounts of stock over a short period of time.

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

        Retail Stores. As of December 31, 2008, we operated approximately 45 stores throughout China.

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

        Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, we had taken the position that, under applicable customs law, there was a sale between the manufacturer and our Japan subsidiary, and that customs duties should be assessed on the manufacturer’s invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between our U.S. affiliate and our Japan subsidiary and that duties should be assessed on the value of that transaction. We disputed this assessment. We also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute was approximately yen 2.7 billion (or approximately $29.7 million as of December 31, 2008), net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan and in the United States that we believe will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

        Because we believe the documentation and legal analysis supports our position and the valuation methodology we used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, we believe the assessments are improper and we filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected our letters of protest, and to follow proper administrative procedures we filed appeals with the Japan Ministry of Finance. In order to appeal, we were required to pay the approximately yen 2.7 billion in custom duties and assessments related to all of the amounts at issue, which we recorded in “Other Assets” in our Consolidated Balance Sheet. On June 26, 2006, we were advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. We decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006, we filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, we were advised that the Ministry of Finance also rejected our appeal with them for the imports from November 2004 to June 2005. We appealed this decision with the court system in July 2007. Currently, all appeals are pending with the Tokyo District Court Civil Action Section. One of the findings cited by the Ministry of Finance in its decisions was that we had treated the transactions as sales between our U.S. affiliate and our Japan subsidiary on our corporate income tax return under applicable income tax and transfer pricing laws. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NUS.” The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2007 and 2008 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2007	$ 19.15	$ 15.59
June 30, 2007	18.11	15.67
September 30, 2007	17.37	13.85
December 31, 2007	18.21	13.91

Quarter Ended	High	Low

March 31, 2008	$ 19.99	$ 14.51
June 30, 2008	19.12	14.91
September 30, 2008	17.83	14.51
December 31, 2008	16.34	8.42

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

        The closing price of our Class A common stock on February 17, 2009, was $10.83. The approximate number of holders of record of our Class A common stock as of February 17, 2009 was 518. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

        We declared and paid a $0.105 per share dividend for Class A common stock in March, June, September and December of 2007, and a $0.11 per share quarterly dividend for Class A common stock in March, June, September and December of 2008. The board of directors approved an increase to the quarterly cash dividend to $0.115 per share of Class A common stock on February 2, 2009. This quarterly cash dividend will be paid on March 18, 2009, to stockholders of record on February 27, 2009. Management believes that cash flows from operations will be sufficient to fund this and future dividend payments, if any.

        We expect to continue to pay dividends on our common stock. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)
October 1 - 31, 2008	—	$ —	—	$ 86.1
November 1 - 30, 2008	171,000	11.04	171,000	84.2
December 1 - 31, 2008	62,400	9.69	62,400	83.6
Total	233,400	10.68	233,400

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $335.0 million is currently authorized. As of December 31, 2008, we had repurchased approximately $251.4 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

Stock Performance Graph

        Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on the Class A Common Stock with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers for the period from December 31, 2003 through December 31, 2008. The graph assumes that $100 is invested in each of the Class A Common Stock, the S&P 500 Index, and each of the indexes of publicly traded peers on December 31, 2003 and that all dividends were reinvested. The peer group consists of all of the following companies that compete in our industry and product categories: Avon Products, Inc., Estee Lauder, Nature’s Sunshine Products, Inc., Tupperware Corporation, Herbalife LTD., USANA Health Sciences, Inc. and Alberto Culver Co.

Measured Period	Company	S&P 500 Index	Peer Group Index
December 31, 2003	$ 100.00	100.00	100.00
December 31, 2004	150.57	110.88	110.87
December 31, 2005	106.12	116.33	116.32
December 31, 2006	112.53	134.70	134.70
December 31, 2007	104.02	142.10	155.28
December 31, 2008	68.09	89.53	102.58

ITEM 6.	SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of and for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 have been derived from the audited consolidated financial statements.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$ 1,137,864	$ 1,180,930	$ 1,115,409	$ 1,157,667	$ 1,247,646
Cost of sales	191,211	206,163	195,203	209,283	228,597
Gross profit	946,653	974,767	920,206	948,384	1,019,049
Operating expenses:
Selling expenses	487,631	497,421	480,136	496,454	529,368
General and administrative expenses(1)	333,263	354,223	353,412	361,242	364,253
Restructuring charges	—	—	11,115	19,775	—
Impairment of assets and other	—	—	20,840	—	—
Total operating expenses	820,894	851,644	865,503	877,471	893,621
Operating income	125,759	123,123	54,703	70,913	125,428
Other income (expense), net	(3,618)	(4,172)	(2,027)	(2,435)	(24,775)
Income before provision for income taxes	122,141	118,951	52,676	68,478	100,653
Provision for income taxes	44,467	44,918	19,859	24,606	35,306
Net income	$ 77,674	$ 74,033	$ 32,817	$ 43,872	$ 65,347
Net income per share:
Basic	$ 1.10	$ 1.06	$ 0.47	$ 0.68	$ 1.03
Diluted	$ 1.07	$ 1.04	$ 0.47	$ 0.67	$ 1.02
Weighted-average common shares outstanding (000s):
Basic	70,734	70,047	69,418	64,783	63,510
Diluted	72,627	71,356	70,506	65,584	64,132

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$ 120,095	$ 155,409	$ 121,353	$ 92,552	$ 114,586
Working capital	117,401	149,098	109,418	95,175	124,036
Total assets	609,737	678,866	664,849	683,243	709,772
Current portion of long-term debt	18,540	26,757	26,652	31,441	30,196
Long-term debt	132,701	123,483	136,173	169,229	158,760
Stockholders' equity	296,233	354,628	318,980	275,009	316,180
Cash dividends declared	0.32	0.36	0.40	0.42	0.44

Supplemental Operating Data (at end of period):
Approximate number of active distributors(2)	820,000	803,000	761,000	755,000	761,000
Number of executive distributors(2)	32,016	30,471	29,756	30,002	30,588

(1)	Beginning in 2006 the Company adopted FAS 123R which resulted in stock-based compensation expense of $9.3 million, 8.1 million and $7.3 million in 2006, 2007 and 2008, respectively.

(2)	Active distributors include preferred customers and distributors purchasing products directly from us during the three months ended as of the date indicated. An executive distributor is an active distributor who has achieved required personal and group sales volumes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion of our financial condition and results of operation should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, which are included in this Annual Report on Form 10-K.

Overview

        We are a leading, global direct selling company with 2008 revenue of $1.2 billion and a global network of approximately 761,000 active independent distributors and preferred customers who purchase our products for resale and for personal use. Approximately 31,000 of these distributors are executive level distributors, who play an important leadership role in our distribution network and are critical to the growth of our business. We develop and distribute premium-quality, innovative personal care products and nutritional supplements that are sold under the Nu Skin and Pharmanex brands. We also market a limited number of other products and services. We currently operate in 48 countries worldwide.

        Our revenue depends on the number and productivity of our active independent distributors and executive distributor leaders. We have been successful in attracting and motivating distributors by:

•	developing and marketing innovative, technologically and scientifically advanced products;

•	providing compelling initiatives, advanced technological tools and strong distributor support; and

•	offering attractive incentives that motivate distributors to build sales organizations.

        Our distributors market and sell our products and recruit new distributors based on the distinguishing benefits and innovative characteristics of our products. As a result, it is vital to our business that we continuously leverage our research and development resources to develop and introduce innovative products and provide our distributors with an attractive portfolio of products. We also offer unique initiatives, products, and business tools, such as our Galvanic Spa System II and technologically-advanced Pharmanex BioPhotonic Scanner (the “Scanner”), to help distributors effectively differentiate our earnings opportunity and product offering. If we experience delays or difficulties in introducing compelling products or attractive initiatives or tools into a market, this can have a negative impact on revenue and distributor recruiting.

        We have developed a global distributor compensation plan and other incentives designed to motivate our distributors to market and sell our products and to build sales organizations around the world and across product lines. In 2008, we implemented modifications to our compensation plan in the Americas and Europe regions designed to improve commission payments early in the distributor lifecycle. The initial results from these modifications have been positive and we plan to introduce the same compensation plan features in most of our Asian markets in 2009. While we anticipate that the changes will help support distributor growth in our Asia markets, the implementation of these modifications in these markets, particularly Southeast Asia and Japan, involve a more significant transition than the transition in the Americas and Europe because of the unique features of our existing compensation plans in these markets.

        Our extensive global distributor network helps us to rapidly introduce products and penetrate our markets with little up-front promotional expense. Similar to other companies in our industry, we experience a high level of turnover among our distributors. As a result, it is important that we regularly introduce innovative and compelling products and initiatives in order to maintain a compelling business opportunity that will attract new distributors. We have also developed and continue to promote in many of our markets product subscription and loyalty programs that provide incentives for customers to commit to purchase a specific amount of products on a monthly basis. We believe these subscription programs have improved customer retention, have had a stabilizing impact on revenue, and have helped generate recurring sales for our distributors. Subscription orders represented 50% of our revenue in 2008.

        In 2008, we generated approximately 73% of our revenue from our Asian markets, with sales in Japan representing approximately 36% of revenue. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, in particular, fluctuations between the Japanese yen and the U.S. dollar, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations related to network marketing activities and nutritional supplements that create certain risks for our business, including improper claims or activities by our distributors and the potential inability to obtain necessary product registrations. For more information about these risks and challenges we face, please refer to the “Note Regarding Forward-Looking Statements.”

        Over the last few years, we have also taken steps to transform and align our business and operate more efficiently. These steps have helped improve our operating efficiencies as evidenced by our improved operating margin in 2008. We are taking additional steps in Japan in the beginning of 2009 to further align our operations in this market and to improve operating efficiencies.

        Global economic conditions have deteriorated significantly over the last year. Consumer confidence and spending have declined drastically and the global credit crisis has limited access to capital for many companies. There is significant concern that such conditions may not improve in the near future and may get worse. To date, we have been fortunate that these economic conditions have not negatively impacted our operations significantly. Despite difficult economic conditions in the United States, South Korea and Europe, we experienced strong growth in these markets in 2008. While we are not immune to contractions in consumer spending, we believe we have benefited from the nature of our distribution model and strong execution around a demonstrative product/opportunity initiative, which has helped offset to some degree the impact of the decline in consumer spending. As a direct selling company, we offer a direct selling opportunity that allows an individual to supplement his/her income by selling our products and building a sales organization to market and sell our products. As the economy and the labor market decline, we find that there can be an increase in the number of people interested in becoming distributors in order to supplement their income. We believe that this increase in interest in our direct selling opportunity coupled with the strong marketing position of our Galvanic Spa System II, a product that shows immediate results in facial demonstrations, has helped us to continue growing our business in these difficult economic conditions. However, if the economic problems continue for an extended period of time, or if they continue to worsen, we expect that we could see a negative impact on our business as distributors may have a more difficult time selling products and finding new customers. For example, we have seen a slowing in the growth of our business in South Korea during the latter part of 2008, which we believe is due in part to the prolonged economic challenges in this market.

        As a company, we have not experienced negative impact from the credit crisis, as we generally do not rely on debt or lines of credit to finance our operations or capital expenditures. In 2008, we generated $103.3 million in cash from operations. In the event capital needs require borrowings in the future, we have a $25 million revolving credit facility available to us through May 2010. In addition, $58 million is available under our shelf facility, which currently expires in August of this year.

        Our financial results, however, have been negatively impacted during the past year by significant foreign currency fluctuations resulting from the global economic crisis. During 2008, we recorded an $18.4 million expense as a result of foreign currency transaction losses related to our yen-denominated debt as the Japanese yen strengthened from 111.45 at December 31, 2007 to 90.73 at December 31, 2008. In addition, we recorded foreign currency transaction losses with respect to our intercompany receivables and payables with certain of our international affiliates, including markets that are newly opened or have remained in a loss position since inception. Generally, foreign currency transaction losses with these affiliates would be offset by gains related to the foreign currency transactions of our yen-based bank debt. However, during 2008, the Japanese yen strengthened against the U.S. dollar while most foreign currencies weakened against the U.S. dollar. Other income (expense), net also includes approximately $7.8 million in interest expense during 2008. Because it is impossible to predict foreign currency fluctuations we cannot estimate the degree to which our operations will be impacted in the future, but we remain subject to these currency risks. However, the majority of these transaction losses are non-cash, non-operating losses.

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

Revenue by Region

	Year Ended December 31,
(U.S. dollars in millions)	2006		2007		2008
North Asia	$ 593.8	53%	$ 585.8	50%	$ 594.5	48%
Americas	165.9	15	188.3	16	223.9	18
Greater China	208.2	19	205.0	18	210.0	17
Europe	59.5	5	77.2	7	111.6	9
South Asia/Pacific	88.0	8	101.4	9	107.6	8
	$ 1,115.4	100%	$ 1,157.7	100%	$ 1,247.6	100%

        Cost of sales primarily consists of:

•	cost of products purchased from third-party vendors, generally in U.S. dollars;

•	costs of self-manufactured products;

•	cost of sales materials which we sell to distributors at or near cost;

•	amortization expenses associated with certain products and services such as the Scanners that are leased to distributors;

•	freight cost of shipping products to distributors and import duties for the products; and

•	royalties and related expenses for licensed technologies.

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

        Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include distributor commissions as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to employed sales representatives in China. Our global compensation plan, which we employ in all of our markets except China, is an important factor in our ability to attract and retain distributors. We pay monthly commissions to several levels of distributors on each product sale based upon a distributor’s personal and group product volumes, as well as the group product volumes of up to six levels of executive distributors in such distributor’s downline sales organization. We do not pay commissions on sales materials, which are sold to distributors at or near cost. Small fluctuations occur in the amount of commissions paid as the network of distributors actively purchasing products changes from month to month. However, due to the size of our distributor force of approximately 761,000 active distributors, the fluctuation in the overall payout is relatively small. The overall payout has typically averaged from 41% to 44% of global product sales. From time to time, we make modifications and enhancements to our global compensation plan in an effort to help motivate distributors and develop leadership characteristics, which can have an impact on selling expenses.

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

        Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates in 2008 were approximately 17.5% in Hong Kong, 25% in Taiwan, 27.5% in South Korea (effective January 1, 2009 South Korea’s tax rate is reduced to 24.2%), 45% in Japan and 25% in China. For the years 2006 through 2008 we were subject to a reduced tax rate of 13.5% in China, after which time we will be subject to the full statutory rate. We are subject to taxation in the United States at the statutory corporate federal tax rate of 35% and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 35.1% for the year ended December 31, 2008.

Critical Accounting Policies

        The following critical accounting policies and estimates should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto. Management considers our critical accounting policies to be the recognition of revenue, accounting for income taxes, accounting for intangible assets and accounting for stock-based compensation. In each of these areas, management makes estimates based on historical results, current trends and future projections.

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

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2008, we had net deferred tax assets of $76.3 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. In certain foreign jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses. When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

        In June 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109” (“FIN 48”). We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $2.6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balances of retained earnings and additional paid in capital.

        We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2006 and 2007 tax years. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for years before 2005. In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2002. Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

        At December 31, 2008, we had $30.9 million in unrecognized tax benefits of which $5.8 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2007 we had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. During each of the years ended December 31, 2008 and December 31, 2007, we recognized approximately $0.5 million in interest and penalties. We had approximately $3.2 million and $2.7 million of accrued interest and penalties related to uncertain tax positions at December 31, 2008 and December 31, 2007. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

        Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and intangible assets with indefinite useful lives are not amortized. All of our goodwill is based in the U.S. Our intangible assets with finite lives are recorded at cost and are amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note 5 to the Consolidated Financial Statements).

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

Results of Operations

        The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2006	2007	2008

Revenue	100.0%	100.0%	100.0%
Cost of sales	17.5	18.1	18.3

Gross profit	82.5	81.9	81.7

Operating expenses:
Selling expenses	43.1	42.9	42.4
General and administrative expenses	31.7	31.2	29.2
Restructuring charges	.9	1.7	—
Impairment of assets and other	1.9	—	—

Total operating expenses	77.6	75.8	71.6

Operating income	4.9	6.1	10.1
Other income (expense), net	(.2)	(.2)	(2.0)

Income before provision for income taxes	4.7	5.9	8.1
Provision for income taxes	1.8	2.1	2.9

Net income	2.9%	3.8%	5.2%

2008 Compared to 2007

        Overview

        Revenue in 2008 increased 8% to $1.25 billion from $1.16 billion in 2007, with foreign currency exchange fluctuations positively impacting revenue by 3% in 2008 compared to 2007. Revenue in 2008 was positively impacted by growth in South Korea, Europe, the United States, and our South Asia markets. We also continued to see declines in our business in Japan and China, which negatively impacted financial results.

        Earnings per share in 2008 increased to $1.02 compared to $0.67 in 2007 on a diluted basis. The increase in earnings is primarily a result of our transformation initiatives to improve operational efficiencies as evidenced by the improvements in selling expenses and general and administrative expenses as a percentage of revenue and the increase in revenue. Earnings per share in 2008 and 2007 were also impacted by:

•	foreign currency transaction losses in 2008 of approximately $11.9 million (net of taxes of $6.5 million), or $.19 per share, as foreign currencies shifted dramatically during the year;

•	restructuring charges in 2007 totaling $12.6 million (net of taxes of $7.2 million), or $0.20 per share, relating to our business transformation initiative to reduce overhead expenses and streamline operations; and

•	the repurchase of approximately 4.1 million shares of our Class A common stock in 2007.

        Revenue

        North Asia. The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2007	2008	Change

Japan	$ 443.7	$ 443.7	—
South Korea	142.1	150.8	6%
North Asia total	$ 585.8	$ 594.5	1%

        Foreign currency fluctuations positively impacted revenue by 5% in this region compared to the prior-year period. Currency fluctuations were most significant during the last quarter of the year when the average Japanese yen rate strengthened 11% and the average Korean won rate weakened by 28% during the fourth quarter of 2008. Our active and executive distributor counts decreased 10% and 12%, respectively, in Japan in 2008 compared to 2007. In South Korea, our active and executive distributor counts increased 19% and 13%, respectively, comparing 2008 to 2007.

        Local currency revenue in Japan declined 12% in 2008 compared to 2007. We continue to experience weakness in our distributor numbers in this market as evidenced by the declines in both active and executive distributors. The direct selling environment in Japan continues to be very difficult as the industry has been in a decline for several years and, according to industry sources, the decline appears to have steepened. Most direct selling companies are seeing their businesses contract in this market. Increased regulatory and media scrutiny of the industry continues to negatively impact the industry and our business. In response to this regulatory environment and, as a result of increases in the number of complaints to consumer centers regarding the activities of some of our distributors, we have increased our focus on distributor compliance and training. We believe that some of the actions we have taken to address activities of distributor groups that were having higher levels of complaints have contributed to the declines in our revenue. We also engaged in less aggressive product promotions in 2008 than we had in 2007. In the last half of 2008, we implemented additional management changes in this market and are currently in the process of restructuring our operations to improve operational efficiencies and align more closely with our global operating structure. Given the difficult direct selling environment, we believe that it will take some time for us to generate growth in this market.

        South Korea posted strong year-over-year local currency revenue growth of 24%. This growth was fueled by strong distributor alignment behind our product and distributor initiatives, maintaining a vibrant sponsoring environment for our distributors. During the latter part of 2008 and the first part of 2009, we have seen some slowing of our growth in this market, which we believe is due in part to the prolonged economic challenges in this market.

        Americas. The following table sets forth revenue for the Americas region and its principal markets (U.S. dollars in millions):

	2007	2008	Change

United States	$ 167.8	$ 192.1	14%
Canada	11.5	16.2	41%
Latin America	9.0	15.6	73%
Americas total	$ 188.3	$ 223.9	19%

        We experienced strong growth in the United States particularly in the personal care brand. The revenue growth is being driven by interest in our Galvanic Spa System II as well as complementary products such as Galvanic Spa Facial Gels, Tru Face Essence Ultra and Tru Face Line Corrector. These products provide highly demonstrable results and are generating significant consumer interest. In the fourth quarter, we launched our Galvanic Facial Gels that incorporate innovative new ageLoc anti-aging technology. Revenue in 2007 was positively impacted by approximately $5.0 million as a result of product and convention fee revenue from foreign distributors attending our global convention in 2007, which convention is only held every two years. Active distributors in the United States increased 4% and executive distributors increased 8% compared to the prior-year period.

        Revenue increased by 41% in Canada and by 73% in Latin America in 2008 compared to 2007, respectively. The growth in Latin America can be attributed to our opening of operations in Venezuela and strength in our Mexico market. Similar to the United States, revenue growth in Canada and Latin America is also being driven by the strong sales in our Nu Skin brand personal care products.

        Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2007	2008	Change

Taiwan	$ 93.0	$ 92.3	(1%)
China	66.5	65.3	(2%)
Hong Kong	45.5	52.4	15%
Greater China total	$ 205.0	$ 210.0	2%

        Foreign currency exchange rate fluctuations positivley impacted revenue in the Greater China region by 5% in 2008. On a local currency basis, revenue in Mainland China decreased 10% in 2008 compared to 2007.  Our revenue decline in Mainland China was primarily the result of a 25% decline in our preferred customers compared to the prior-year period and a 3% decline in the number of employed sales representatives.  Given the regulatory environment in China, we have continued to be cautious in our promotions and the sales activities of our sales representatives.  At the end of 2007, we also adjusted our store strategy to focus our business around plaza stores in major cities, which resulted in the closure of nearly 70 of our smaller stores in this market.  In 2008, we opened new plaza stores in Shanghai and Guangzhou as part of this strategy.  We also plan to open new plaza stores in Beijing and Xian in 2009 and in Shenzen in early 2010.  Additionally, we modified our business model to engage sales promoters under a service contract as well as offer part-time employment.  These business model changes were made in order to allow us to provide a supplemental income opportunity to individuals who may not be interested in working full-time in this business as well as reduce our selling expenses, as the amount of social benefits, taxes and unemployment charges under this model will be lower.  While we believe that these adjustments to our store strategy and business model may have had a small negative impact on our revenue during the first part of the year as our sales representatives and preferred customers adapted to them, they significantly improved our profitability in this market during the year.

        In the fourth quarter of 2008, we introduced the Galvanic Spa System II to a limited number of sales leaders in Mainland China. The launch has generated excitement among our sales force and helped contribute to an improvement in revenue trends, with revenue declining only 1% in the fourth quarter. We fully launched the Galvanic Spa System II in the first quarter of 2009, which we expect will have a positive impact on revenue given its success in other markets. In January 2009, we also received approvals to engage in direct selling in four cities in Guandong Province as well as Shenzhen City.

        Local currency revenue in Taiwan was down 5% in 2008 compared to 2007. We believe that the decline in Taiwan is primarily attributed to regulatory restrictions that currently prevent us from marketing the Galvanic Spa System II in this market and a softening of sales of our weight loss products. The executive distributor count in Taiwan was up 3% compared to the prior-year period, while the number of active distributors was down 13% when compared to the prior-year period. Hong Kong local currency revenue was up 15% in 2008 compared to 2007, primarily as a result of the strength of our personal care initiatives. Executive distributors in Hong Kong were down 5% and the active distributors in Hong Kong were up 1% compared to 2007.

        Europe. The following table sets forth revenue for our Europe region (U.S. dollars in millions):

	2007	2008	Change

Europe	$ 77.2	$ 111.6	45%

        Foreign currency exchange rate fluctuations positively impacted revenue in Europe by 9% in 2008 compared to the prior year. On a local currency basis, revenue in Europe grew by 36% in 2008 compared to 2007. The strong growth in Europe was primarily a result of distributor enthusiasm and strong interest in our Galvanic Spa System II and personal care business, as well as strong growth in our newer Eastern European markets. We believe that strong alignment of distributor leaders behind our key initiatives, including the Galvanic Spa System II, has helped contribute to the distributor excitement and revenue growth. In 2008, we also expanded our operations into the Czech Republic and South Africa. We are looking to expand into additional markets in this region in 2009 including Turkey and Ukraine. Our active and executive distributor counts increased by 43% and 49%, respectively, in 2008 compared to 2007.

        South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2007	2008	Change

Singapore/Malaysia/Brunei	$ 39.3	$ 43.8	11%
Thailand	32.3	34.6	7%
Australia/New Zealand	15.8	13.3	(16%)
Indonesia	8.8	8.9	1%
Philippines	5.2	7.0	35%
South Asia/Pacific total	$ 101.4	$ 107.6	6%

        Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 1% in 2008 compared to the same prior-year period. All of the markets in this region experienced growth except for Australia/New Zealand. The growth was fueled in part by continued success of our TRA family of weight loss products during the first part of the year and success of our Galvanic Spa System II. The decline in Australia/New Zealand is largely related to a transition away from Photomax, which has not proven to be a strong, long-term business initiative for our distributors. Executive distributors in the region increased 14% while active distributors increased 1% compared to the prior year.

         Gross profit

        Gross profit as a percentage of revenue in 2008 decreased to 81.7% from 81.9% in 2007. The decrease is due in part to a shift in our product mix as our Japan business, which historically has our strongest gross margins, now represents a smaller percentage of our overall business. Gross margins have also been impacted by the increase in sales of the Galvanic Spa System II, which has a slightly lower margin.

         Selling expenses

        Selling expenses decreased as a percentage of revenue to 42.4% in 2008 from 42.9% in 2007. The slight decrease as a percentage of revenue was due primarily to enhancements to our compensation plan to improve alignment between distributor and corporate growth objectives and encourage and reward targeted distributor activity.

         General and administrative expenses

        General and administrative expenses decreased as a percentage of revenue to 29.2% in 2008 from 31.2% in 2007. The improvement relates to restructuring efforts to reduce general and administrative levels and improve efficiencies.

        Restructuring charges

        During 2007, we recorded restructuring charges of $19.8 million relating to our efforts to simplify our operations in China and improve operational efficiencies in our corporate offices and reduce investments in unprofitable markets. Approximately $13.9 million of these charges related to severance payments to terminated employees and approximately $5.9 million related to leasehold terminations and expenses related to the closure of our operations in Brazil in 2007.

        In 2009, we expect to incur approximately $14 million in restructuring charges primarily related to transformation efforts in Japan designed to improve operational efficiencies and align organizationally in Japan with how we are organized globally in our other markets. We estimate that approximately $7 million of the charges will relate to severance payments to employees who voluntarily elect to retire early, and $7 million will relate to converting to smaller more-efficient walk-in centers. Most of these expenses will be incurred in the first-half of 2009.

        Other income (expense), net

        Other income (expense), net was $24.8 million of expense in 2008 compared to $2.4 million of expense in 2007. Of this amount, approximately $18.4 million relates to foreign currency transaction losses related to our yen-denominated debt as the Japanese yen strengthened from 111.45 at December 31, 2007 to 90.73 at December 31, 2008. In addition, we recorded foreign currency transaction losses with respect to our intercompany receivables and payables with certain of our international affiliates, including markets that are newly opened or have remained in a loss position since inception. Generally, foreign currency transaction losses with these affiliates would be offset by gains related to the foreign currency transactions of our yen-based bank debt. However, during 2008, the Japanese yen strengthened against the U.S. dollar while most foreign currencies weakened against the U.S. dollar. Other income (expense), net also includes approximately $7.8 million in interest expense during 2008. It is impossible to predict foreign currency fluctuations. We cannot estimate the degree to which our operations will be impacted in the future, but we remain subject to these currency risks. However, the majority of these transaction losses are non-cash, non-operating losses.

        Provision for income taxes

        Provision for income taxes increased to $35.3 million in 2008 from $24.6 million in 2007. The effective tax rate decreased to 35.1% from 35.9% of pre-tax income in 2007. The lower tax rate is due primarily to the expiration of the statute of limitations in certain tax jurisdictions. In connection with our reconciliation of deferred tax asset and liability accounts at year end, we identified accounting adjustments related to prior periods. These adjustments were included in our provision for income taxes at 2007 year end and totaled approximately $0.1 million.

        Net income

        As a result of the foregoing factors, net income increased to $65.3 million in 2008 from $43.9 million in 2007.

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

        In Japan, the weakness in sponsoring activity and the resulting declines in active and executive distributors contributed to the local currency revenue decline of 5% in 2007 compared to 2006. During 2007, we implemented a variety of strategic initiatives and product promotions, effected a change in management, and continued efforts to improve our corporate image and took steps to improve distributor recruitment and leadership development.

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

        Revenue in the United States was positively impacted by several key initiatives implemented in each of our product categories during the past year. In particular, the Galvanic Spa System II has been a primary focus of many of our distributor leaders and has helped drive significant growth in our personal care revenue, with personal care sales up 42% compared to 2006. We have implemented distributor incentives around the Galvanic Spa System II to increase the initial earnings opportunity for new distributors, which we believe also contributed to the revenue growth. The United States also hosted our global convention in 2007, which positively impacted revenue in the market by approximately $5.0 million as a result of product and convention fee revenue from foreign distributors attending the convention. We also introduced a new weight management product system in this market in the fourth quarter.

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

        Foreign currency exchange rate fluctuations positively impacted revenue in the Greater China region by 1% in 2007.   In China, revenue declined 10%, on a local currency basis, compared to the prior year as we continue to transition our business model in this market.  The decrease is primarily attributed to a 17% decline in preferred customers and a 6% decline in our sales force as we were cautious in our promotions and the sales activities of our sales representatives given the regulatory environment. As discussed above, we took steps at the end of 2007 to allow us to operate more efficiently and effectively in this market, including a significant modification to our store strategy.

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

        Provision for income taxes

        Provision for income taxes increased to $24.6 million in 2007 from $19.9 million in 2006. The effective tax rate decreased to 35.9% from 37.7% of pre-tax income in 2006, the lower rate is due primarily to the expiration of the statute of limitations in certain tax jurisdictions. In connection with our reconciliation of deferred tax asset and liability accounts at year end, we identified accounting adjustments related to prior periods. These adjustments were included in our provision for income taxes at year end and totaled approximately $0.1 million.

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

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $103.3 million in cash from operations in 2008, compared to $48.7 million in 2007. This increase in cash generated from operations is primarily due to the increase in profitability from our restructuring efforts, the timing of payments of taxes and a reduction in our accounts receivable.

        As of December 31, 2008, working capital was $124.0 million compared to $95.2 million as of December 31, 2007. Our working capital increased primarily due to an increase in cash and cash equivalents. Cash and cash equivalents, plus current investments, at December 31, 2008 were $114.6 million compared to $92.6 million at December 31, 2007. The increase in cash was primarily the result of the increase in our cash generated from operations in 2008.

        Capital expenditures in 2008 totaled $16.0 million, and we anticipate capital expenditures of approximately $20 million to $25 million for 2009. These capital expenditures are primarily related to:

•	purchases of computer systems and software, including equipment and development costs; and

•	build-out and upgrade of leasehold improvements in our various markets, including retail stores in China.

        We currently have debt pursuant to various credit facilities and other borrowings. The following table summarizes these debt arrangements as of December 31, 2008:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2008(2)	Interest Rate	Repayment terms

2000 Japanese yen-denominated notes	9.7 billion yen	2.8 billion yen ($30.6 million as of December 31, 2008)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$20.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments beginning July 2010

	$20.0 million(3)	$20.0 million	6.2%	Notes due January 2017 with annual principal payments beginning January 2011.

Japanese yen denominated:	3.1 billion yen	2.7 billion yen ($29.5 million as of December 31, 2008)	1.7%	Notes due April 2014 with annual principal payments that began April 2008.

	2.3 billion yen	2.3 billion yen ($25.0 million as of December 31, 2008)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	2.2 billion yen ($23.9 million as of December 31, 2008)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)	Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries.

(2)	The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $15.3 million of the balance on our 2000 Japanese yen-denominated notes, $4.9 million of the balance of our 2005 Japanese yen-denominated notes and $10.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency shelf facility.

(3)	In January 2008, $20.0 million of this loan was converted from U.S. dollar to Japanese yen at an exchange rate of 108.5. The terms of the loan remain the same, except for the interest rate lowers from 6.2% to 3.3%.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. On November 2, 2007, our board of directors authorized an increase of $100 million to our ongoing share repurchase authorization. During the year ended December 31, 2008, we repurchased approximately 0.4 million shares of Class A common stock under this program for an aggregate amount of approximately $6.1 million. At December 31, 2008, approximately $83.6 million was still available under the stock repurchase program.

        During each quarter of 2008, our board of directors declared cash dividends of $0.11 per share on our Class A common stock. These quarterly cash dividends totaled approximately $27.9 million and were paid during 2008 to stockholders of record in 2008. In February 2009, the board of directors declared a dividend to be paid in March 2009 of $0.115 per share for Class A common stock. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

Contractual Obligations and Contingencies

        The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2008 (U.S. dollars in thousands):

	Total	2009	2010-2011	2012-2013	Thereafter

Long-term debt obligations	$ 188,956	$ 30,196	$ 56,382	$ 40,944	$ 61,434
Capital lease obligations	—	—	—	—	—
Operating lease obligations(1)	50,745	14,689	21,807	13,653	596
Purchase obligations	85,424	49,769	25,411	9,468	776
Other long-term liabilities reflected on the balance sheet(2)	—	—	—	—	—
Total	$ 325,125	$ 94,654	$ 103,600	$ 64,065	$ 62,806

(1)	Operating leases include corporate office and warehouse space with two entities that are owned by certain officers and directors of our company who are also founding shareholders. Total payments under these leases were $3.8 million for the year ended December 31, 2008 with remaining long-term obligations under these leases of $10.5 million.

(2)	Other long-term liabilities reflected on the balance sheet of $68.5 million primarily consisting of long-term tax related balances, in which the timing of the commitments is uncertain.

        Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, we had taken the position that, under applicable customs law, there was a sale between the manufacturer and our Japan subsidiary, and that customs duties should be assessed on the manufacturer’s invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between our U.S. affiliate and our Japan subsidiary and that duties should be assessed on the value of that transaction. We disputed this assessment. We also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute was approximately yen 2.7 billion (or approximately $29.7 million as of December 31, 2008), net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan and in the United States that we believe will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

        Because we believe the documentation and legal analysis supports our position and the valuation methodology we used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, we believe the assessments are improper and we filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected our letters of protest, and to follow proper administrative procedures we filed appeals with the Japan Ministry of Finance. In order to appeal, we were required to pay the approximately yen 2.7 billion in custom duties and assessments related to all of the amounts at issue, which we recorded in “Other Assets” in our Consolidated Balance Sheet. On June 26, 2006, we were advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. We decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006, we filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, we were advised that the Ministry of Finance also rejected our appeal with them for the imports from November 2004 to June 2005. We appealed this decision with the court system in July 2007. Currently, all appeals are pending with the Tokyo District Court Civil Action Section. One of the findings cited by the Ministry of Finance in its decisions was that we had treated the transactions as sales between our U.S. affiliate and our Japan subsidiary on our corporate income tax return under applicable income tax and transfer pricing laws. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

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

	As of December 31, 2006		As of December 31, 2007		As of December 31, 2008
	Active	Executive	Active	Executive	Active	Executive

North Asia	333,000	15,354	335,000	14,845	326,000	13,937
Americas	150,000	4,141	158,000	4,588	171,000	4,876
Greater China	155,000	6,492	138,000	6,389	115,000	6,323
Europe	50,000	1,600	59,000	1,957	83,000	2,911
South Asia/Pacific	73,000	2,169	65,000	2,223	66,000	2,541
Total	761,000	29,756	755,000	30,002	761,000	30,588

Quarterly Results

        The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2007				2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$ 273.6	$ 287.2	$ 290.7	$ 306.1	$ 298.1	$ 321.7	$ 310.3	$ 317.6
Gross profit	223.0	236.2	238.5	250.8	243.9	262.4	253.3	259.4
Operating income	17.6	21.0	19.2	13.1	27.4	28.9	30.3	38.8
Net income	10.5	13.8	13.5	6.0	13.5	20.6	16.8	14.5
Net income per share:
Basic	0.16	0.21	0.21	0.09	0.21	0.32	0.26	0.23
Diluted	0.16	0.21	0.21	0.09	0.21	0.32	0.26	0.23

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 158, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. See Note 2, Fair Value of Financial Instruments, for additional information.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 for fiscal 2008; however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

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

        In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicated that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or reasonable, rational, and consistently applied accounting policy election. EITF Issue 07-1 is effective for us beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We have evaluated the impact and required disclosures of this standard and do not expect EITF Issue No. 07-1 to have a material impact on our consolidated results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We have evaluated the impact of SFAS 160 on our consolidated financial statements and do not expect SFAS 160 to have a material impact on our consolidated results of operations or financial condition.

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

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from Japan, any weakening of the yen negatively impacts reported revenue and profits, whereas a strengthening of the yen positively impacts our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operation or financial condition. However, based on current exchange rate levels, we currently anticipate that foreign currency fluctuations will have a negative impact on reported revenue in 2009.

        We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. At December 31, 2007 and 2008, we did not hold any forward contracts designated as foreign currency cash flow hedges. At September 30, 2008, we held forward contracts to purchase yen 1.4 billion ($13.2 million as of September 30, 2008). We applied mark to market accounting for this forward contract and the loss was not material to our results in the quarter. These forward contracts were fulfilled as of October 14, 2008 which generated a small gain overall.

        Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2007				2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan(1)	119.3	120.8	117.7	113.0	105.0	104.6	107.6	95.7
Taiwan	32.9	33.1	32.9	32.4	31.5	30.4	31.2	33.0
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	939.4	928.9	927.5	921.4	956.4	1,017.3	1,063.1	1,360.6
Malaysia	3.5	3.4	3.5	3.4	3.2	3.2	3.3	3.6
Thailand	33.9	32.6	31.5	31.2	31.0	32.3	33.9	34.9
China	7.8	7.7	7.6	7.4	7.2	7.0	6.8	6.8
Singapore	1.5	1.5	1.5	1.5	1.4	1.4	1.4	1.5

(1)	As of February 17, 2009, the exchange rate of U.S. $1 into the Japanese yen was approximately 92.30.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our transformation efforts in Japan and other countries;

•	our plans regarding new markets;

•	our plans to launch or to continue to roll out certain products, tools and other initiatives in our various markets, and our belief that these initiatives and other recent product launches and initiatives will positively impact our business going forward;

•	our plans to modify our compensation plans in most of our Asian markets in 2009;

•	our expectation that we will spend approximately $20 million to $25 million for capital expenditures during 2009;

•	our plans to open new stores in China;

•	our belief that our recent business transformation initiative will provide continued savings going forward;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have appropriately provided for income taxes for all years;

•	our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs; and

•	our belief that recent modifications to our business structure in Japan and in the United States should eliminate any further customs valuation disputes with respect to product imports in Japan.

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

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and factors described herein in “Item 1A. — Risk Factors” (which contain a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

        (a)    Global economic conditions have deteriorated significantly over the past year.  Consumer confidence and spending have declined drastically and the global credit crisis has limited access to capital for many companies.  Although we have continued to see growth in many of our markets during this period, the economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or continue to worsen. In South Korea, for example, we believe that our growth has started to slow due in part to prolonged difficult economic conditions in this market.  In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors’ ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition. Although we have historically met our funding needs utilizing cash flow from operations, no assurances can be given that we will not need to obtain additional equity or debt financing and that such financing will be available to us on terms that are favorable.

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

        (d)     Distributor activities that violate applicable laws or regulations could result in government or third party actions against us. We have experienced an increase in complaints and inquiries to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training and restructuring our compliance group in Japan. We have also been in contact with general consumer centers in Japan, one of which recently sent us a written warning that we needed to reduce the number of complaints and inquiries being filed with that consumer protection center. If consumer complaints escalate to a government review or, if the current level of complaints does not improve, regulators could take action against us.

        (e)     Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and fines being paid in some cases. Even though we have now obtained a direct selling license, government regulators continue to scrutinize our activities and the activities of our distributors and sales employees to monitor our compliance with the regulations and other applicable regulations as we integrate direct selling into our business model. Any determination that our operations or activities, or the activities of our employed sales representatives or distributors, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, all of which could harm our business.

        (f)     The direct selling regulations in China are restrictive and there continues to be some confusion and uncertainty as to the meaning of the regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these regulations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees, including our use of the sales productivity of a sales employee and the group of sales employees whom he or she trains and supervises as one of the factors in establishing such sales employee’s salary and compensation, violates the restriction on multi-level compensation under the rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our retail store/employed sales representative business model and our direct selling business.

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

        (h)     There have been a series of third party actions and governmental actions involving some of our competitors in the direct selling industry as well. These actions have generated negative publicity for the industry and likely have resulted in increased regulatory scrutiny of other companies in the industry. There can be no assurance that similar allegations will not be made against us. In addition, adverse rulings in these cases could harm our business if they create adverse publicity or interpret laws in a manner inconsistent with our current business practices.

        (i)     We plan to implement some compensation plan modifications in most of our Asian markets in 2009, similar to those we implemented in the Americas and Europe regions in 2008.  Because of the size of our distributor force and the complexity of our compensation plans, it is difficult to predict whether such changes will achieve their desired results. Because of unique features of existing plans in these markets, particularly in our Southeast Asia and Japan markets, implementation of these features will involve a more significant transition.  There are risks that the compensation plan modifications we make will not be well received or achieve desired results in each of these markets and that the transition could have a negative impact on revenue. If our distributors fail to adapt to these changes or find them unattractive, our business could be harmed.

        (j)     As we continue to implement our business transformation initiative, there could be unintended negative consequences, including business disruptions and/or a loss of employees. Further, we may not realize the cost improvements and greater efficiencies we hope for as a result of this realignment. In addition, as we continually evaluate strategic reinvestment of any savings generated as a result of our transformation initiative, we may not ultimately achieve the amount of savings that we currently anticipate.

        (k)     The network marketing and nutritional supplement industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Negative publicity concerning supplements with controversial ingredients has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any new regulations applicable to our business that limit our ability to market such products or impose additional requirements on us, our revenue and profitability may be harmed.

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

Nu Skin Enterprises, Inc.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2007	2008
ASSETS
Current assets
Cash and cash equivalents	$ 87,327	$ 114,586
Current investments	5,225	—
Accounts receivable	23,424	16,496
Inventories, net	100,792	114,378
Prepaid expenses and other	49,576	44,944
	266,344	290,404

Property and equipment, net	88,529	82,336
Goodwill	112,446	112,446
Other intangible assets, net	86,163	87,888
Other assets	129,761	136,698
Total assets	$ 683,243	$ 709,772
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 24,108	$ 20,378
Accrued expenses	115,620	115,794
Current portion of long-term debt	31,441	30,196
	171,169	166,368

Long-term debt	169,229	158,760
Other liabilities	67,836	68,464
Total liabilities	408,234	393,592

Commitments and contingencies (Notes 9 and 20)

Stockholders' equity
Class A common stock - 500 million shares authorized, $.001 par value, 90.6 million shares issued;	91	91
Additional paid-in capital	209,821	218,928
Treasury stock, at cost - 27.2 million shares	(413,976)	(417,017)
Accumulated other comprehensive loss	(67,759)	(70,061)
Retained earnings	546,832	584,239
	275,009	316,180
Total liabilities and stockholders' equity	$ 683,243	$ 709,772

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
Consolidated Statements of Income
 (U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2007	2008

Revenue	$ 1,115,409	$ 1,157,667	$ 1,247,646
Cost of sales	195,203	209,283	228,597

Gross profit	920,206	948,384	1,019,049

Operating expenses:
Selling expenses	480,136	496,454	529,368
General and administrative expenses	353,412	361,242	364,253
Restructuring charges	11,115	19,775	—
Impairment of assets and other	20,840	—	—

Total operating expenses	865,503	877,471	893,621

Operating income	54,703	70,913	125,428
Other income (expense), net (Note 23)	(2,027)	(2,435)	(24,775)

Income before provision for income taxes	52,676	68,478	100,653
Provision for income taxes	19,859	24,606	35,306

Net income	$ 32,817	$ 43,872	$ 65,347

Net income per share:
Basic	$ 0.47	$ 0.68	$ 1.03
Diluted	$ 0.47	$ 0.67	$ 1.02

Weighted-average common shares outstanding (000s):
Basic	69,418	64,783	63,510
Diluted	70,506	65,584	64,132

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Consolidated Statements of Stockholders' Equity and Comprehensive Income
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2006	$ 91	$ 179,335	$ (284,138)	$ (67,197)	$ 526,537	$ 354,628

Comprehensive income:
Net income	—	—	—	—	32,817	32,817
Foreign currency translation adjustment	—	—	—	3,736	—	3,736
Net unrealized gains on foreign currency cash flow hedges	—	—	—	218	—	218
Less: Reclassification adjustment for realized gains in current earnings	—	—	—	(1,864)	—	(1,864)
Total comprehensive income						34,907
Repurchase of Class A common stock (Note 10)	—	—	(67,452)	—	—	(67,452)
Adjustment related to prior common control merger	—	8,151	—	—	—	8,151
Exercise of employee stock options (519,000 shares)	—	870	4,530	—	—	5,400
Excess tax benefit from equity awards	—	1,836	—	—	—	1,836
Stock-based compensation	—	9,130	171	—	—	9,301
Cash dividends	—	—	—	—	(27,791)	(27,791)
Balance at December 31, 2006	91	199,322	(346,889)	(65,107)	531,563	318,980

Comprehensive income:
Net income	—	—	—	—	43,872	43,872
Foreign currency translation adjustment	—	—	—	(2,236)	—	(2,236)
Net unrealized losses on foreign currency cash flow hedges	—	—	—	(152)	—	(152)
Less: Reclassification adjustment for realized gains in current earnings	—	—	—	(264)	—	(264)
Total comprehensive income						41,220
Repurchase of Class A common stock (Note 10)	—	—	(71,100)	—	—	(71,100)
Exercise of employee stock options (593,000 shares)	—	1,734	3,996	—	—	5,730
Excess tax benefit from equity awards	—	1,770	—	—	—	1,770
Stock-based compensation	—	8,129	—	—	—	8,129
Adoption of FIN 48	—	(1,117)	—	—	(1,458)	(2,575)
Vesting of stock awards	—	(17)	17	—	—	—
Cash dividends	—	—	—	—	(27,145)	(27,145)
Balance at December 31, 2007	91	209,821	(413,976)	(67,759)	546,832	275,009

Comprehensive income:
Net income	—	—	—	—	65,347	65,347
Foreign currency translation adjustment	—	—	—	(2,302)	—	(2,302)
Total comprehensive income						63,045
Repurchase of Class A common stock (Note 10)	—	—	(6,093)	—	—	(6,093)
Exercise of employee stock options (401,000 shares)	—	772	3,052	—	—	3,824
Excess tax benefit from equity awards	—	1,062	—	—	—	1,062
Stock-based compensation	—	7,273	—	—	—	7,273
Cash dividends	—	—	—	—	(27,940)	(27,940)
Balance at December 31, 2008	$ 91	$ 218,928	$ (417,017)	$ (70,061)	$ 584,239	$ 316,180

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Consolidated Statements of Cash Flows
 (U.S. dollars in thousands)

	Year Ended December 31,
	2006	2007	2008
Cash flows from operating activities:

Net income	$ 32,817	$ 43,872	$ 65,347
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	29,132	32,967	30,393
Foreign currency (gains)/losses	(947)	(4,471)	18,409
Stock-based compensation	9,301	8,129	7,273
Impairment of Scanner asset	18,984	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,786)	(2,647)	7,069
Inventories, net	163	(12,312)	(14,910)
Prepaid expenses and other	(8,289)	(4,623)	5,084
Other assets	(9,382)	(31,662)	(4,671)
Accounts payable	118	2,956	(6,139)
Accrued expenses	7,181	(8,641)	(3,250)
Other liabilities	(497)	25,085	(1,298)

Net cash provided by operating activities	75,795	48,653	103,307

Cash flows from investing activities:
Purchase of property and equipment	(35,680)	(22,736)	(16,007)
Proceeds on investment sales	173,925	131,525	19,135
Purchases of investments	(173,925)	(136,750)	(13,910)
Purchase of long-term assets	(1,981)	—	—

Net cash used in investing activities	(37,661)	(27,961)	(10,782)

Cash flows from financing activities:
Payment of cash dividends	(27,791)	(27,145)	(27,940)
Repurchase of shares of common stock	(67,452)	(71,100)	(6,094)
Exercise of distributor and employee stock options	5,400	5,731	3,824
Income tax benefit of options exercised	1,836	1,770	227
Payments on long-term debt	(31,611)	(31,733)	(32,711)
Proceeds from long-term debt	45,000	64,845	—

Net cash used in financing activities	(74,618)	(57,632)	(62,694)

Effect of exchange rate changes on cash	2,428	2,914	(2,572)

Net increase (decrease) in cash and cash equivalents	(34,056)	(34,026)	27,259

Cash and cash equivalents, beginning of period	155,409	121,353	87,327

Cash and cash equivalents, end of period	$ 121,353	$ 87,327	$ 114,586

The accompanying notes are an integral part of these consolidated financial statements.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

1.	The Company

        Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Americas, which consists of the United States, Canada and Latin America; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; Europe, which consists of several markets in Europe as well as Israel, Russia and South Africa; and South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

        The preparation of these financial statements, in conformity with accounting principles generally accepted in the United States of America, required management to make estimates and assumptions that affected the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Cash and cash equivalents

        Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.

Inventories

        Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method. The Company had reserves for obsolete inventory totaling $5.0 million and $5.8 million as of December 31, 2007 and 2008, respectively.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2007	2008

Raw materials	$ 25,605	$ 33,182
Finished goods	75,187	81,196
	$ 100,792	$ 114,378

Property and equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Furniture and fixtures	5 - 7 years
Computers and equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Scanners	3 years
Vehicles	3 - 5 years

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

Revenue recognition

        Revenue is recognized when products are shipped, which is when title and risk of loss pass to independent distributors and preferred customers who are the Company’s customers. A reserve for product returns is accrued based on historical experience totaling $1.9 million and $2.1 million as of December 31, 2007 and 2008, respectively. The Company generally requires cash or credit card payment at the point of sale. The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue. The global compensation plan for the Company’s distributors generally does not provide rebates or selling discounts to distributors who purchase its products and services. The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Advertising expenses

        Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2006, 2007 and 2008 totaled approximately $3.9 million, $2.1 million and $1.7 million, respectively.

Selling expenses

        Selling expenses are the Company’s most significant expense and are classified as operating expenses. Selling expenses include distributor commissions as well as wages, benefits, bonuses and other labor and unemployment expenses the Company pays to employed sales representatives in China. The Company pays monthly commissions to several levels of distributors on each product sale based upon a distributor’s personal and group product volumes, as well as the group product volumes of up to six levels of executive distributors in such distributor’s downline sales organization. The Company does not pay commissions on sales materials.

        The Company’s distributors may make retail profits by purchasing the products from the Company at wholesale and selling them to customers with a retail mark-up. The Company does not account for nor pay additional commissions on these retail mark-ups received by distributors. In many markets, the Company also allows individuals who are not distributors, referred to as “preferred customers,” to buy products directly from the Company at wholesale or discounted prices. The Company pays commissions on preferred customer purchases to the referring distributors.

Research and development

        The Company’s research and development activities are conducted primarily through its Pharmanex division. Research and development costs are included in general and administrative expenses in the accompanying consolidated statements of income and are expensed as incurred and totaled $8.7 million, $10.0 million and $9.6 million in 2006, 2007 and 2008, respectively.

Deferred tax assets and liabilities

        The Company accounts for income taxes in accordance with SFAS 109. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of December 31, 2008, the Company has net deferred tax assets of $76.3 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

Uncertain Tax Positions

        In June 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109” (“FIN 48”). The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balances of retained earnings and additional paid-in capital.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2006 and 2007 tax years. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for years before 2005. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2002. Along with the IRS examination, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (U.S. dollars in thousands):

Gross Balance at January 1, 2007	$31,875
Increases related to prior year tax positions	1,254
Decreases related to prior year tax positions	(6,060)
Increases related to current year tax positions	1,431
Decreases due to lapse of statutes of limitations	(2,880)
Gross Balance at December 31, 2007	$31,875

Gross Balance at January 1, 2008	$38,130
Increases related to current year tax positions	1,494
Settlements	(14)
Decreases due to lapse of statutes of limitations	(5,977)
Currency adjustments	3,537
Gross Balance at December 31, 2008	$30,915

        At December 31, 2008, the Company had $30.9 million in unrecognized tax benefits of which $5.8 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2007 the Company had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately zero to $5 million.

        During each of the years ended December 31, 2008 and December 31, 2007, the Company recognized approximately $0.5 million in interest and penalties. The Company had approximately $3.2 million and $2.7 million of accrued interest and penalties related to uncertain tax positions at December 31, 2008 and December 31, 2007, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

        Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 10).

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (U.S. dollars in millions):

Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Auction Rate Securities	$ —	$ —	$ —	$ —

Liabilities:	$ —	$ —	$ —	$ —

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in millions):

Balance at January 31, 2008:	$ 5.2

Purchases	13.9
Sales	(19.1)

Balance at December 31, 2008:	$ —

        Also, effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This standard permits companies, at their option, to choose to measure many financial instruments and certain other items at fair value. The Company has elected to not fair value existing eligible items.

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

        The total compensation expense related to these plans was approximately $9.3 million, $8.1 million and $7.3 million for the years ended December 31, 2006, 2007 and 2008. Prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. For the years ended December 31, 2007 and 2008, all stock-based compensation expense was recorded within general and administrative expenses.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The Company has elected to follow the transition guidance indicated in Paragraph 81 of FASB Statement No. 123 (revised 2004) for purposes of calculating the pool of excess tax benefits available to absorb possible future tax deficiencies. As such, the Company has calculated its historical “APIC pool” of windfall tax benefits using the long-form method. Furthermore, the Company has elected to use a single-pool approach when accounting for the pool of windfall tax benefits.

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, that would require nonrefundable advance payments made by the Company for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The Company has implemented this standard and it did not have a material impact on its consolidated results of operations or financial condition.

        In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicated that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or reasonable, rational, and consistently applied accounting policy election. EITF Issue 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company has evaluated the impact and required disclosures of this standard and does not expect EITF Issue No. 07-1 to have a material impact on its consolidated results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company has evaluated the impact of SFAS 160 on its consolidated financial statements and does not expect SFAS 160 to have a material impact on its consolidated results of operations or financial condition.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, the Standard will have no impact on the Company’s financial condition, results of operations or cash flows.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

3.	Related Party Transactions

        The Company leases corporate office and warehouse space from two entities that are owned by certain officers and directors of the Company. Total lease payments to these two affiliated entities were $3.7 million, $3.8 million and $3.8 million for the years ended December 31, 2006, 2007 and 2008 with remaining long-term minimum lease payment obligations under these operating leases of $13.7 million and $10.5 million at December 31, 2007 and 2008, respectively.

4.	Property and Equipment

        Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2007	2008

Furniture and fixtures	$ 53,517	$ 51,783
Computers and equipment	98,107	101,592
Leasehold improvements	58,584	64,885
Scanners	28,462	22,444
Vehicles	2,096	1,682
	240,766	242,386
Less: accumulated depreciation	(152,237)	(160,050)
	$ 88,529	$ 82,336

        Depreciation of property and equipment totaled $23.7 million, $27.1 million and $24.4 million for the years ended December 31, 2006, 2007 and 2008, respectively, which includes amortization expense relating to the Scanners of approximately $7.3 million, $7.8 million and $6.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

5.	Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2007	2008

Goodwill	$ 112,446	$ 112,446
Trademarks and trade names	24,599	24,599
	$ 137,045	$ 137,045

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

	December 31, 2007		December 31, 2008
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$ 46,482	$ 9,323	$ 46,482	$ 12,356	18 years
Developed technology	22,500	10,963	22,500	11,788	20 years
Distributor network	11,598	7,082	11,598	7,583	15 years
Trademarks	12,558	7,510	13,016	8,160	15 years
Other	21,938	18,634	29,216	19,636	5 years
	$ 115,076	$ 53,512	$ 122,812	$ 59,523	15 years

        Amortization of finite-life intangible assets totaled $5.4 million, $5.9 million and $6.0 million for the years ended December 31, 2006, 2007 and 2008, respectively. Annual estimated amortization expense is expected to approximate $6.0 million for each of the five succeeding fiscal years.

        All of the Company’s goodwill is based in the U.S. Goodwill and indefinite life intangible assets are not amortized, rather they are subject to annual impairment tests. Annual impairment tests were completed resulting in no impairment charges for any of the periods shown. Finite life intangibles are amortized over their useful lives unless circumstances occur that cause the Company to revise such lives or review such assets for impairment.

6.	Other Assets

        Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2007	2008

Deferred taxes	$ 60,057	$ 66,427
Deposits for noncancelable operating leases	25,023	24,184
Deposit for customs assessment (Note 20)	24,184	29,707
Other	20,497	16,380
	$ 129,761	$ 136,698
7.	Accrued Expenses

        Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2007	2008

Accrued commissions and other payments to distributors	$ 43,064	$ 47,819
Income taxes payable	3,138	4,067
Other taxes payable	11,923	9,682
Accrued payroll and payroll taxes	9,742	14,432
Accrued payable to vendors	9,641	9,494
Accrued severance	5,455	482
Other accrued employee expenses	10,780	7,722
Other	21,877	22,096
	$ 115,620	$ 115,794

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

8.	Long-Term Debt

        The following tables summaries the Company’s long-term debt arrangements as of December 31, 2008:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2008(2)	Interest Rate	Repayment terms

2000 Japanese yen-denominated notes	9.7 billion yen	2.8 billion yen ($30.6 million as of December 31, 2008)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$20.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments beginning July 2010

	$20.0 million(3)	$20.0 million	6.2%	Notes due January 2017 with annual principal payments beginning January 2011.

Japanese yen denominated:	3.1 billion yen	2.7 billion yen ($29.5 million as of December 31, 2008)	1.7%	Notes due April 2014 with annual principal payments that began April 2008.

	2.3 billion yen	2.3 billion yen ($25.0 million as of December 31, 2008)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	2.2 billion yen ($23.9 million as of December 31, 2008)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries.

(2)

The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $15.3 million of the balance on our 2000 Japanese yen-denominated notes, $4.9 million of the balance of our 2005 Japanese yen-denominated notes and $10.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency shelf facility.

(3)

In January 2008, $20.0 million of this loan was converted from U.S. dollar to Japanese yen at an exchange rate of 108.5. The terms of the loan remain the same, except for the interest rate lowers from 6.2% to 3.3%.

        Interest expense relating to debt totaled $5.1 million, $8.3 million and $7.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

        The notes and shelf facility contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type, including a requirement to maintain a minimum cash balance of $65.0 million. As of December 31, 2008, the Company is in compliance with all financial covenants under the notes and shelf facility.

        Maturities of all long-term debt at December 31, 2008, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2009	$ 30,196
2010	35,910
2011	20,472
2012	20,472
2013	20,472
Thereafter	61,434
Total	$ 188,956

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

9.	Lease Obligations

Year Ending December 31,

2009	$ 14,689
2010	12,596
2011	9,211
2012	7,137
2013	6,516
Thereafter	596
Total	$ 50,745

        Rental expense for operating leases totaled $31.4 million, $32.2 million and $33.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

10.	Capital Stock

        The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share and 100 million shares of Class B common stock, par value $.001 per share. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company’s Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder. All outstanding Class B shares have been converted to Class A shares. As of December 31, 2008 and 2007, there were no preferred or Class B common shares outstanding.

Weighted-average common shares outstanding

        The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2006	2007	2008

Basic weighted-average common shares outstanding	69,418	64,783	63,510
Effect of dilutive securities:
Stock awards and options	1,088	801	622
Diluted weighted-average common shares outstanding	70,506	65,584	64,132

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        For the years ended December 31, 2006, 2007 and 2008, other stock options totaling 2.8 million, 3.3 million and 5.0 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Repurchases of common stock

        Since August 1998, the board of directors has authorized the Company to repurchase up to $335.0 million of the Company’s outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for the Company’s equity incentive plans and strategic initiatives. During the years ended December 31, 2006, 2007 and 2008, the Company repurchased approximately 3.8 million, 4.1 million and 0.4 million shares of Class A common stock for an aggregate price of approximately $67.5 million, $71.1 million and $6.1 million, respectively, under these repurchase programs. Included in the 4.1 million shares repurchased in 2007, are 1.5 million shares that we repurchased under a $25.0 million accelerated repurchase transaction during the fourth quarter of 2007. Between August 1998 and December 31, 2008, the Company repurchased a total of approximately 18.4 million shares of Class A common stock under this repurchase program for an aggregate price of approximately $251.4 million.

11.	Stock–Based Compensation

        At December 31, 2008, the Company had the following stock-based employee compensation plans:

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

        In the fourth quarter of 2007, the compensation committee of the board of directors approved the grant of performance stock options to certain senior level executives. Vesting for the options is performance based, with the options vesting in two installments if the Company’s earnings per share equal or exceed the two established performance levels, measured in terms of diluted earnings per share. Fifty percent of the options will vest upon earnings per share meeting or exceeding the first performance level and fifty percent of the options will vest upon earnings per share meeting or exceeding the second performance level. If the performance levels have not been met on or prior to the 2nd business day following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, then any unvested options shall terminate at such time. As of December 31, 2008, none of these performance levels have been met.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2006	2007	2008

Weighted average grant date fair value of grants	$ 6.52	$ 5.51	$ 4.69
Risk-free interest rate(1)	4.9%	3.8%	3.0%
Dividend yield(2)	2.1%	2.5%	2.6%
Expected volatility(3)	44.3%	40.4%	36.1%
Expected life in months(4)	58 months	59 months	58 months

(1)	The risk-free interest rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.

(2)	The dividend yield is based on the rolling average of annual stock prices and the actual dividends paid in the corresponding 12 months.

(3)	Expected volatility is based on the historical volatility of our stock price, over a period similar to the expected life of the option.

(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Options under the plans as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options activity - service based Outstanding at December 31, 2007	5,266.4	$ 16.74
Granted	515.8	16.87
Exercised	(334.1)	11.60
Forfeited/cancelled/expired	(580.1)	18.71
Outstanding at December 31, 2008	4,868.0	16.87	4.89	$ 1,320
Exercisable at December 31, 2008	3,603.3	16.50	4.53	1,320

Options activity - performance based Outstanding at December 31, 2007	1,435.0	$ 17.10
Granted	425.0	17.12
Exercised	—	—
Forfeited/cancelled/expired	(55.0)	18.03
Outstanding at December 31, 2008	1,805.0	17.08	6.04	$ —
Exercisable at December 31, 2008	—	—	—	—

Options activity - all options Outstanding at December 31, 2007	6,701.4	$ 16.82
Granted	940.8	16.98
Exercised	(334.1)	11.60
Forfeited/cancelled/expired	(635.1)	18.65
Outstanding at December 31, 2008	6,673.0	16.93	5.20	$ 1,320
Exercisable at December 31, 2008	3,603.3	16.50	4.53	1,320

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount varies based on the fair market value of the Company’s stock. The total fair value of options vested and expensed was $3.0 million, net of tax, for the year ended December 31, 2008.

        Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2006, 2007 and 2008, were as follows (in millions):

	December 31,
	2006	2007	2008

Cash proceeds from stock options exercised	$ 5.4	$ 5.7	$ 3.8
Tax benefit realized for stock options exercised	1.8	1.8	1.2
Intrinsic value of stock options exercised	3.7	3.4	0.2

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Nonvested restricted stock awards as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value
Nonvested at December 31, 2007	352.0	$ 17.42

Granted	155.6	16.88
Vested	(104.8)	17.00
Forfeited	(37.0)	16.74

Nonvested at December 31, 2008	365.8	17.27

        As of December 31, 2008, there was $4.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2008, there was $12.9 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.7 years.

12.	Income Taxes

        Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2006, 2007 and 2008 (U.S. dollars in thousands):

	2006	2007	2008

U.S.	$ 32,907	$ 45,235	$ 52,756
Foreign	19,769	23,243	47,897
Total	$ 52,676	$ 68,478	$ 100,653

        The provision for current and deferred taxes for the years ended December 31, 2006, 2007 and 2008 consists of the following (U.S. dollars in thousands):

	2006	2007	2008

Current
Federal	$ —	$ —	$ 10,524
State	2,121	(94)	2,620
Foreign	24,207	22,090	22,408
	26,328	21,996	35,552

Deferred
Federal	4,115	(298)	713
State	(1,767)	2,181	(345)
Foreign	(8,817)	727	(614)
	(6,469)	2,610	(246)
Provision for income taxes	$ 19,859	$ 24,606	$ 35,306

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The Company’s foreign taxes paid are high relative to foreign operating income and the Company’s U.S. taxes paid are low relative to U.S. operating income due largely to the flow of funds among the Company’s Subsidiaries around the world. As payments for services, management fees, license arrangements and royalties are made from the Company’s foreign affiliates to its U.S. corporate headquarters, these payments often incur withholding and other forms of tax that are generally creditable for U.S. tax purposes. Therefore, these payments lead to increased foreign effective tax rates and lower U.S. effective tax rates. Variations (or shifts) occur in the Company’s foreign and U.S. effective tax rates from year to year depending on several factors. These factors include the impact of global transfer prices, the timing and level of remittances from foreign affiliates, profits and losses in various markets, in the valuation of deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

        The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2007	2008

Deferred tax assets:
Inventory differences	$ 3,481	$ 4,335
Stock-based compensation	5,470	6,127
Accrued expenses not deductible until paid	23,711	24,025
Minimum tax credit	7,611	—
Net operating losses	18,190	14,752
Capitalized research and development	18,779	21,481
Asian marketing rights	2,321	1,710
Exchange gains and losses	—	2,513
Other	44,455	53,614
Gross deferred tax assets	124,018	128,557
Deferred tax liabilities:
Exchange gains and losses	3,719	—
Pharmanex intangibles step-up	14,696	14,105
Amortization of intangibles	8,155	5,911
Foreign outside basis in controlled foreign corporation	599	10,465
Prepaid expenses	11,812	11,239
Other	1,012	1,262
Gross deferred tax liabilities	39,993	42,982
Valuation allowance	(11,303)	(9,254)
Deferred taxes, net	$ 72,722	$ 76,321

        At December 31, 2008, the Company had foreign operating loss carryforwards of approximately $76.0 million for tax purposes, which will be available to offset future taxable income.  If not used, $39.3 million of carryforwards will expire between 2009 and 2018, while $36.7 million do not expire.

        The valuation allowance primarily represents amounts for foreign operating loss carryforwards for which it is more likely than not some portion or all of the deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income, tax planning strategies and recent financial operations. When the Company determines that there is sufficient taxable income to utilize the net operating losses, the valuation will be released which would reduce the provision for income taxes.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2007	2008

Net current deferred tax assets	$ 23,929	$ 23,105
Net noncurrent deferred tax assets	60,057	66,426
Total net deferred tax assets	83,986	89,531

Net current deferred tax liabilities	—	—
Net noncurrent deferred tax liabilities	11,264	13,210
Total net deferred tax liabilities	11,264	13,210
Deferred taxes, net	$ 72,722	$ 76,321

        The Company’s deferred tax assets as of December 31, 2008 and 2007 were increased due to the implementation of FIN 48.

        The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

        The actual tax rate for the years ended December 31, 2006, 2007 and 2008 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2006	2007	2008

Income taxes at statutory rate	35.00%	35.00%	35.00%
Non-deductible expenses	.86	.27	.23
Other	1.84	.66	(.15)
	37.70%	35.93%	35.08%

        The decrease in the effective tax rate in 2007 compared to 2006 and from 2008 compared to 2007 was due primarily to the expiration of the statute of limitations in certain tax jurisdictions.

13.	Employee Benefit Plan

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 18 and older are eligible to contribute to the plan starting the first of the month following their date of hire.  After completing at least one year of service, employees age 21 and older are eligible to receive the Company’s matching funds.  The Company matches 100% of the first 2% and 50% of the next 2% of each participant’s contributions to the plan.  Participant contributions are immediately vested.  Company contributions vest based on the participant’s years of service at 25% per year over four years.  Therefore, matching funds for employees with four or more years of service are 100% vested immediately upon contribution. The Company recorded compensation expense of $1.4 million, $1.5 million and $1.3 million for the years ended December 31, 2006, 2007 and 2008, respectively, related to its contributions to the plan.  Beginning January 1, 2009, the following changes were made to the 401(k) defined contribution plan:

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

•	all employees age 18 and older are eligible to contribute to the plan and receive the Company’s matching funds starting the first of the month following their date of hire;

•	the Company matches 100% of the first 1% and 50% of the next 5% of each participant's contributions to the plan; and

•	the Company's match is 100% vested after the completion of 2 years of service.

        The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $5.0 million, $5.2 million and $6.9 million as of December 31, 2006, 2007 and 2008, respectively. Although Nu Skin Japan has not specifically funded this obligation, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $1.0 million, $1.4 million and $0.9 million for the years ended December 31, 2006, 2007 and 2008, respectively. Beginning in 2006, this plan is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). The adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

14.	Executive Deferred Compensation Plan

        The Company has an executive deferred compensation plan for select management personnel. Under this plan, the Company currently makes a contribution of up to 10% of each participant’s salary. In addition, each participant has the option to defer a portion of their compensation up to a maximum of 100% of their compensation. Participant contributions are immediately vested. Company contributions vest based on the earlier of: (a) attaining 60 years of age; (b) continuous employment of 20 years; or (c) death or disability. The Company recorded compensation expense of $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2006, 2007 and 2008, respectively, related to its contributions to the plan. The Company had accrued $8.4 million and $6.2 million as of December 31, 2007 and 2008, respectively, related to the Executive Deferred Compensation Plan. Effective January 1, 2009, the plan was amended to revise the vesting schedule. Company contributions now vest on the earlier of: (a) attaining 60 years of age; (b) 50% after ten years of service and 5% each year of service thereafter; and (c) death or disability.

15.	Derivative Financial Instruments

        At December 31, 2007 and 2008, the Company held no forward contracts designated as foreign currency cash flow hedges to hedge forecasted foreign-currency-denominated intercompany transactions. As of December 31, 2007, $(0.2) million of net unrealized loss, net of related taxes, was recorded in accumulated other comprehensive loss and none was recorded as of December 31, 2008. The contracts held at December 31, 2008 have maturities through December 2009, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings were $3.3 million, $0.4 million and none for the years ended December 31, 2006, 2007 and 2008, respectively.

        During 2006, 2007 and 2008, the Company did not have any gains or losses related to hedging ineffectiveness. Additionally, no component of gains and losses was excluded from the assessment of hedging effectiveness. During 2006, 2007 and 2008, the Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

16.	Supplemental Cash Flow Information

        Cash paid for interest totaled $5.6 million, $7.4 million and $7.9 million for the years ended December 31, 2006, 2007 and 2008, respectively. Cash paid for income taxes totaled $19.4 million, $21.9 million and $27.2 million for the years ended December 31, 2006, 2007 and 2008, respectively.

17.	Segment Information

        The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China, the Company utilizes an employed sales force, contractual sales promoters and direct sellers to sell its products through fixed retail locations. Selling expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its Mainland China sales employees, promoters and direct sellers paid on product sales. The Company manages its business primarily by managing its global sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does recognize revenue in five geographic regions: North Asia, Americas, Greater China, Europe and South Asia/Pacific.

        Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2006	2007	2008

North Asia	$ 593,789	$ 585,805	$ 594,548
Americas	165,908	188,256	223,902
Greater China	208,226	205,026	209,968
Europe	59,469	77,163	111,572
South Asia/Pacific	88,017	101,417	107,656
Total	$ 1,115,409	$ 1,157,667	$ 1,247,646

        Revenue generated by each of the Company’s product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2006	2007	2008

Nu Skin	$ 454,480	$ 498,500	$ 633,411
Pharmanex	632,705	634,191	597,714
Other	28,224	24,976	16,521
Total	$ 1,115,409	$ 1,157,667	$ 1,247,646

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Additional information as to the Company’s operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2006	2007	2008

Japan	$ 476,466	$ 443,670	$ 443,714
United States	147,090	167,701	192,140
South Korea	117,323	142,135	150,834
Europe	53,062	67,315	96,573
Taiwan	93,159	93,014	92,297
Mainland China	70,492	66,493	65,329

	December 31,
Long-lived assets:	2007	2008

Japan	$ 11,907	$ 9,891
United States	48,378	45,940
South Korea	3,391	2,007
Europe	2,638	2,220
Taiwan	3,299	3,050
Mainland China	9,908	10,747

18.	Restructuring charges

        During 2007, the Company recorded restructuring charges of $19.8 million, relating to its efforts to simplify its operations in China and improve operational efficiencies in its corporate offices and reduce investments in unprofitable markets. Approximately $13.9 million of these charges relates to severance payments to terminated employees of which approximately $5.4 million remained accrued at December 31, 2007. The remaining $5.9 million relates to leasehold terminations and tax payments related to the Company’s closure of its operations in Brazil in 2007, of which approximately $2.2 million remained accrued at December 31, 2007. The Company paid all of the restructuring charges accrued as of December 31, 2007, during the first quarter of 2008.

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

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

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

        Due to the international nature of the Company’s business, it is subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which it conducts business throughout the world. In 1999, the Company implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, the Company had taken the position that, under applicable customs law, there was a sale between the manufacturer and its Japan subsidiary, and that customs duties should be assessed on the manufacturer’s invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed the Company additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between the Company’s U.S. affiliate and its Japan subsidiary and that duties should be assessed on the value of that transaction. The Company disputed this assessment. It also disputed the amount of duties the Company was required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute was approximately yen 2.7 billion (or approximately $29.7 million as of December 31, 2008), net of any recovery of consumption taxes. Effective July 1, 2005, the Company implemented some modifications to its business structure in Japan and in the United States that it believes will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

        Because the Company believes the documentation and legal analysis supports its position and the valuation methodology it used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, the Company believes the assessments are improper and it filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected the Company’s letters of protest, and to follow proper administrative procedures it filed appeals with the Japan Ministry of Finance. In order to appeal, the Company was required to pay the approximately yen 2.7 billion in custom duties and assessments related to all of the amounts at issue, which it recorded in “Other Assets” in its Consolidated Balance Sheet. On June 26, 2006, the Company was advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. The Company decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006, it filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, the Company was advised that the Ministry of Finance also rejected its appeal with them for the imports from November 2004 to June 2005. The Company appealed this decision with the court system in July 2007. Currently, all appeals are pending with the Tokyo District Court Civil Action Section. One of the findings cited by the Ministry of Finance in its decisions was that the Company had treated the transactions as sales between its U.S. affiliate and its Japan subsidiary on the Company’s corporate income tax return under applicable income tax and transfer pricing laws. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, the Company will be required to take a corresponding charge to its earnings.

        In November 2008, the U.S. Internal Revenue Service began an audit of the Company’s 2006 and 2007 tax years. The Company anticipates this audit will be completed by approximately the end of 2009.

21.	Dividends per Share

        Quarterly cash dividends for the years ended December 31, 2007 and 2008 totaled $27.1 million and $27.9 million, respectively. In February 2009, the board of directors declared a quarterly cash dividend of $0.115 per share for all classes of common stock to be paid on March 18, 2009 to stockholders of record on February 27, 2009.

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

22.	Quarterly Results

        The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2007				2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$ 273.6	$ 287.2	$ 290.7	$ 306.1	$ 298.1	$ 321.7	$ 310.3	$ 317.6
Gross profit	223.0	236.2	238.5	250.8	243.9	262.4	253.3	259.4
Operating income	17.6	21.0	19.2	13.1	27.4	28.9	30.3	38.8
Net income	10.5	13.8	13.5	6.0	13.5	20.6	16.8	14.4
Net income per share:
Basic	0.16	0.21	0.21	0.09	0.21	0.32	0.26	0.23
Diluted	0.16	0.21	0.21	0.09	0.21	0.32	0.26	0.23

23.	Other income (expense), net

        During 2008, the Company recorded other expense of $24.8 million related to significant fluctuations of foreign currencies against the U.S. dollar. The majority of this expense approximated $18.4 million as a result of foreign currency transaction losses related to the Company’s yen-denominated debt as the Japanese yen strengthened from 111.45 at December 31, 2007 to 90.73 at December 31, 2008. In addition, the Company recorded foreign currency transaction losses with respect to intercompany receivables and payables with certain of its international affiliates, including markets that are newly opened or have remained in a loss position since inception. Generally, foreign currency transaction losses with these affiliates would be offset by gains related to the foreign currency transactions of the Company’s yen-based bank debt. However, during 2008, the Japanese yen strengthened against the U.S. dollar while most foreign currencies weakened against the U.S. dollar. Other income (expense), net also includes approximately $7.8 million in interest expense during 2008.

24.	Subsequent Event

        The Company has announced it will begin an initiative to improve its cost structure in the Company’s international markets, primarily Japan, Australia and New Zealand. On February 2, 2009, the Company’s Board of Directors approved a workforce reduction as well as a shift to smaller walk-in centers, primarily in Japan, under this initiative. This initiative is expected to be completed by the end of 2009. The Company currently estimates that the total restructuring charges related to this initiative will be approximately $11 million to $14 million, and that approximately $8 million to $10 million of these charges will result in future cash expenditures. The estimated breakdown of the restructuring charges is as follows:

Employee severance costs:	$ 6 to $7 million	(future cash expenditures)
Leasehold termination costs:	$ 5 to $7 million	(cash and non-cash charges)
Total	$11 to $ 14 million

Nu Skin Enterprises, Inc.
 Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2009

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

        Changes in Internal Control over Financial Reporting. During the fourth quarter of 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Management Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

        Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2008, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION

         On February 27, 2009, Gary Sumihiro entered into a separation agreement with the Company pursuant to which Mr. Sumihiro terminated his employment and resigned as a representative director of Nu Skin Japan. Pursuant to the terms of the agreement, the Company agreed to make a lump sum payment to Mr. Sumihiro of $224,722. The Company also agreed to continue to pay the living and educational expenses of Mr. Sumihiro consistent with the terms of his previous employment agreement through July 31, 2009 and to pay his relocation and moving expenses if he elects to relocate back to the United States. The Company also paid Mr. Sumihiro 850,000 yen for his transportation allowance through July 31, 2009. The Company also entered into a consulting agreement with Mr. Sumihiro pursuant to which Mr. Sumihiro will continue to consult with the Company on governmental and media relations and distributor compliance and regulatory matters. Mr. Sumihiro will be paid $2,500 per month under this agreement and can earn an additional bonus of $125,748.

PART III

        The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference to our Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission for our 2009 Annual Meeting of Stockholders except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1 – Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. N/A

3.	Exhibits. References to the “Company” shall mean Nu Skin Enterprises, Inc. Exhibits preceded by an asterisk (*) are management contracts or compensatory plans or arrangements.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-12073) (the “Form S-1”)).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.4	Amended and Restated Bylaws of the Company (as amended) (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 7, 2008).

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1).

10.1	Note Purchase Agreement, dated October 12, 2000, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	First Amendment to Note Purchase Agreement, dated May 1, 2002, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.3	Second Amendment to Note Purchase Agreement, dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	Third Amendment to Note Purchase Agreement, dated as of May 18, 2004, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number	Exhibit Description

10.5	Fourth Amendment to Note Purchase Agreement, dated as of July 28, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 23, 2006).

10.6	Fifth Amendment to Note Purchase Agreement, dated as of October 5, 2006, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.7	Sixth Amendment to Note Purchase Agreement, dated as of November 7, 2007, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007).

10.8	Seventh Amendment to Note Purchase Agreement, dated as of February 25, 2008, between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.9	Letter Agreement between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.10	Credit Agreement, dated as of May 10, 2001, among the Company, various financial institutions, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.11	First Amendment to Credit Agreement, dated as of December 14, 2001, among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.12	Second Amendment to Credit Agreement, dated as of October 22, 2003 between the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.13	Third Amendment to Credit Agreement, dated as of May 10, 2004, among the Company, various financial institutions, and Bank One, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14	Fourth Amendment to Credit Agreement, dated as of July 28, 2006, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Administrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 23, 2006).

Exhibit Number	Exhibit Description

10.15	Fifth Amendment to Credit Agreement, dated as of October 5, 2006, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Administrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.16	Sixth Amendment to Credit Agreement, dated as of August 8, 2007, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Adminsitrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 15, 2007).

10.17	Seventh Amendment to Credit Agreement, dated as of November 7, 2007, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Adminsitrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 13, 2007.)

10.18	Eighth Amendment to Credit Agreement, dated as of February 29, 2008, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Administrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.19	Letter Agreement among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Adminsitrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.20	Private Shelf Agreement, dated as of August 26, 2003, between the Company and Prudential Investment Management, Inc. (the "Private Shelf Agreement").

10.21	First Amendment to the Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.22	Second Amendment to the Private Shelf Agreement, dated as of May 18, 2004, between the Company, Prudential Investment Management, Inc., and the holders of the Series A Senior Notes and Series B Senior Notes issued under the Private Shelf Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.23	Third Amendment to the Private Shelf Agreement dated June 13, 2005 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit Number	Exhibit Description

10.24	Fourth Amendment to the Private Shelf Agreement dated July 28, 2006 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 23, 2006).

10.25	Fifth Amendment to the Private Shelf Agreement dated October 5, 2006 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.26	Sixth Amendment to the Private Shelf Agreement, dated as of November 7, 2007, between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 13, 2007).

10.27	Seventh Amendment to the Private Shelf Agreement, dated as of February 25, 2008, between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.28	Letter Agreement among the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.29	Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.30	Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2005 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 8, 2005).

10.31	Series D Senior Notes Nos. D-1, D-2, D-3 and D-4 issued October 3, 2006 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed October 10, 2006).

10.32	Series E Senior Notes Nos. E-1, E-2, E-3, E-4 and E-5 issued January 19, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 25, 2007).

Exhibit Number	Exhibit Description

10.33	Series E Senior Note E-6, issued July 20, 2007, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on 8-K filed January 14, 2008).

10.34	Series EE Senior Note EE-1, issued January 8, 2008, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on 8-K filed January 14, 2008).

10.35	Series F Senior Notes Nos. F-1 and F-2 issued September 28, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.36	Accelerated Share Repurchase Agreement dated November 7, 2007, between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.37	Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.38	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.39	Pledge Agreement dated as of January 31, 2005 by and among Nu Skin Asia Investment, Inc., a wholly-owned subsidiary of the Company, and U.S. Bank National Association, as agent for and on behalf of the Benefited Parties under the Amended and Restated Collateral Agency and Intercreditor Agreement (referred to below) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K/A filed on March 10, 2005).

10.40	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions.

10.41	Master Lease Agreement dated January 16, 2003, by and between Nu Skin International, Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on form 10-K for the year ended December 31, 2007).

10.42	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International, Inc. and Scrub Oak, LLC.

Exhibit Number	Exhibit Description

10.43	Master Lease Agreement dated January 16, 2003, by and between Nu Skin International, Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on form 10-K for the year ended December 31, 2007).

10.44	Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC.

10.45	Amendment No. 2 to the Master Lease Agreement, effective as of July 1, 2008, between Nu Skin International, Inc. and Aspen Country, LLC.

10.46	University of Utah Research Foundation and Nu Skin International, Inc. Amended and Restated Patent License Agreement (Exclusive) Dietary Supplement Preventative Healthcare License dated July 1, 2006 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.47	Form of Lock-up Agreement executed by certain of the Company's shareholders.

*10.48	Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors.

*10.49	Amended and Restated Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.50	Amendment to the Deferred Compensation Plan, effective as of January 1, 2009.

*10.51	Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 14, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.52	Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

*10.53	Form of Master Stock Option Agreement (1996 Plan) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.54	Form of Stock Option Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.55	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2006).

Exhibit Number	Exhibit Description

*10.56	Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.57	Form of Master Stock Option Agreement (2006 Plan Performance Option (U.S.)) (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.58	Form of Master Stock Option Agreement (2006 Plan Performance Option (non-U.S.)) (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

*10.59	Form of Master Stock Option Agreement for Directors (2006 Plan).

*10.60	Form of Director Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.61	Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.62	Nu Skin Enterprises, Inc. 2006 Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2006).

*10.63	Performance Targets and Formulas 2008 (Approved under the 2006 Senior Executive Incentive Plan) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.64	Performance Targets and Formulas for 2009 (Approved under the 2006 Senior Executive Incentive Plan).

*10.65	Nu Skin Enterprises, Inc. Senior Executive Benefits Policy, effective as of July 21, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.66	Summary Description of Nu Skin Japan Director Retirement Allowance Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year 2006).

*10.67	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.68	Employment Letter between the Company and Truman Hunt dated January 17, 2003 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit Number	Exhibit Description

*10.69	Summary of Modifications to Truman Hunt's Employment Letter.

*10.70	Joseph Y. Chang Employment Agreement dated April 17, 2006 between Mr. Chang and the Company (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 18, 2006).

*10.71	Daniel Chard Employment Agreement effective February 13, 2006 between Mr. Chard and the Company (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.72	Summary of Non-management Director Standard Compensation (effective January 1, 2007) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.73	Event Appearance Bonus Guidelines (Approved for Sandra Tillotson in October 2006) (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.74	Ashok Pahwa Employment Letter dated May 8, 2008, between Mr. Pahwa and the Company.

*10.75	Gary Sumihiro Employment Letter dated March 16, 2007 between Mr. Sumihiro and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter that ended on June 30, 2007).

*10.76	Form of Key Employee Covenants (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.77	Settlement and Release Agreement for Robert Conlee dated August 18, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 23, 2007).

*10.78	Robert Conlee Letter of Understanding dated July 6, 2007 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 23, 2007).

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2009.

NU SKIN ENTERPRISES, INC.
By: /s/ M. Truman Hunt M. Truman Hunt, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2009.

Signatures	Capacity in Which Signed

/s/ Blake M. Roney
Blake M. Roney	Chairman of the Board

/s/ M. Truman Hunt	Chief Executive Officer and Director
M. Truman Hunt	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Sandra N. Tillotson
Sandra N. Tillotson	Senior Vice President, Director

/s/ Steven J. Lund
Steven J. Lund	Director

/s/ Daniel W. Campbell
Daniel W. Campbell	Director

/s/ E. J. "Jake" Garn
E. J. "Jake" Garn	Director

/s/ Andrew D. Lipman
Andrew D. Lipman	Director

/s/ Patricia Negrón
Patricia Negrón	Director

/s/ David D. Ussery
David D. Ussery	Director

/s/ Thomas R. Pisano
Thomas R. Pisano	Director

/s/ Nevin N. Andersen
Nevin N. Andersen	Director