Form 10-Q
period 2009-03-31
NU SKIN ENTERPRISES INC
filed 2009-05-08
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes            No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer                                                                               Accelerated filer
Non-accelerated filer  (Do not check if a smaller reporting company)               Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No

As of April 30, 2009, 63,204,670 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2009 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

Nu Skin and Pharmanex are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries. The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$ 117,034	$ 114,586
Accounts receivable	19,829	16,496
Inventories, net	112,917	114,378
Prepaid expenses and other	43,345	44,944
	293,125	290,404

Property and equipment, net	77,165	82,336
Goodwill	112,446	112,446
Other intangible assets, net	85,111	87,888
Other assets	131,190	136,698
Total assets	$ 699,037	$ 709,772

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 19,099	$ 20,378
Accrued expenses	113,471	115,794
Current portion of long-term debt	28,518	30,196
	161,088	166,368

Long-term debt	151,387	158,760
Other liabilities	65,607	68,464
Total liabilities	378,082	393,592

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	220,496	218,928
Treasury stock, at cost - 27.4 million and 27.2 million shares	(418,475)	(417,017)
Retained earnings	588,794	584,239
Accumulated other comprehensive loss	(69,951)	(70,061)
	320,955	316,180
Total liabilities and stockholders' equity	$ 699,037	$ 709,772

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Revenue	$ 296,198	$ 298,089
Cost of sales	53,806	54,197

Gross profit	242,392	243,892

Operating expenses:
Selling expenses	123,164	127,913
General and administrative expenses	89,691	88,555
Restructuring charges	9,386	—

Total operating expenses	222,241	216,468

Operating income	20,151	27,424
Other income (expense), net	(1,236)	(5,829)

Income before provision for income taxes	18,915	21,595
Provision for income taxes	7,074	8,106

Net income	$ 11,841	$ 13,489

Net income per share (Note 2):
Basic	$ 0.19	$ 0.21
Diluted	$ 0.19	$ 0.21

Weighted-average common shares outstanding (000s):
Basic	63,334	63,457
Diluted	63,522	64,166

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 11,841	$ 13,489
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,409	7,967
Foreign currency (gains)/losses	(640)	4,545
Stock-based compensation	2,107	1,948
Deferred taxes	900	(1,061)
Changes in operating assets and liabilities:
Accounts receivable	(4,215)	234
Inventories, net	(553)	1,145
Prepaid expenses and other	1,338	2,486
Other assets	(594)	1,782
Accounts payable	(1,001)	(3,576)
Accrued expenses	2,957	(14,313)
Other liabilities	(875)	(548)

Net cash provided by operating activities	18,674	14,098

Cash flows from investing activities:
Purchases of property and equipment	(3,185)	(2,711)
Proceeds on investment sales	—	17,225
Purchases of investments	—	(13,910)

Net cash provided by (used) in investing activities	(3,185)	604

Cash flows from financing activities:
Exercise of employee stock options	3	1,386
Payment of cash dividends	(7,286)	(6,976)
Income tax benefit of options exercised	—	111
Repurchases of shares of common stock	(2,001)	(8)

Net cash used in financing activities	(9,284)	(5,487)

Effect of exchange rate changes on cash	(3,757)	995

Net increase in cash and cash equivalents	2,448	10,210

Cash and cash equivalents, beginning of period	114,586	87,327

Cash and cash equivalents, end of period	$ 117,034	$ 97,537

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands. The Company reports revenue from five geographic regions: North Asia, which consists of Japan and South Korea; Americas, which consists of the United States, Canada and Latin America; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; Europe, which consists of several markets in Europe as well as Israel, Russia and South Africa; and South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2009 and 2008, other stock options totaling 6.9 million and 4.7 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In February 2009, our board of directors declared a quarterly cash dividend of $0.115 per share for all shares of Class A common stock. This quarterly cash dividend of $7.3 million was paid on March 18, 2009, to stockholders of record on February 27, 2009.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2009, the Company held mark to market forward contracts totaling yen 250 million (approximately $2.5 million as of March 31, 2009) to hedge its yen denominated debt payments due in April 2009. Unrealized mark-to-market gains and losses, calculated from quoted market exchange rates, were immaterial and recorded as part of other income (expense), net. At December 31, 2008 the Company did not hold any forward contracts designated as foreign currency cash flow hedges. As of March 31, 2009 and December 31, 2008, the Company did not have any net unrealized gains/(losses) recorded in accumulated other comprehensive loss.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.	REPURCHASES OF COMMON STOCK

During the three-month period ended March 31, 2009, the Company repurchased approximately 0.2 million shares of its Class A common stock under its open market repurchase plan for approximately $2.0 million. During the three-month period ended March 31, 2008, the Company did not repurchase any shares of its Class A common stock under its open market repurchase plan.

6.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2009 and 2008, were as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$ 11,841	$ 13,489

Other comprehensive income, net of tax:
Foreign currency translation adjustment	110	(92)
Net unrealized losses on foreign
currency cash flow hedges	—	—
Less: Reclassification adjustment for realized
losses (gains) in current earnings	—	—

Comprehensive income	$ 11,951	$ 13,397

7.	SEGMENT INFORMATION

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2009	2008
North Asia	$ 139,818	$ 149,434
Americas	58,416	50,416
Greater China	47,470	49,904
Europe	26,674	22,833
South Asia/Pacific	23,820	25,502
Total	$ 296,198	$ 298,089

Revenue generated by each of the Company’s three product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2009	2008
Nu Skin	$ 163,203	$ 137,517
Pharmanex	129,936	155,952
Other	3,059	4,620
Total	$ 296,198	$ 298,089

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2009	2008
Japan	$ 109,884	$ 108,993
United States	49,236	44,378
South Korea	29,934	40,441
Europe	22,819	19,918
Taiwan	19,287	21,567
Mainland China	16,452	16,708

Long-lived assets:	March 31, 2009	December 31, 2008
Japan	$ 8,206	$ 9,891
United States	43,767	45,940
South Korea	1,765	2,007
Europe	3,212	2,220
Taiwan	1,545	3,050
Mainland China	10,781	10,747

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with SFAS 109. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of March 31, 2009, the Company had net deferred tax assets of $74.3 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2006 and 2007 tax years. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for years before 2005. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2002. Along with the IRS examination, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of these reviews are not yet determinable.

At December 31, 2008, the Company had $30.9 million in unrecognized tax benefits of which $5.8 million, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.

The Company anticipates that it is reasonably possible that the total amount of gross unrecognized tax benefits, net of foreign currency adjustments, could decrease in the range of $15 million to $20 million within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements. If these tax benefits are ultimately recognized, the impact to the Company’s annual effective tax rate for 2009 and 2010, and the effective tax rate in the quarters in which the benefits are recognized would be impacted by approximately $3 million to $6 million. The amount of unrecognized tax benefits did not change significantly during the three months ended March 31, 2009.

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

Due to the international nature of the Company’s business, the Company is subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which it conducts business throughout the world. In 1999, the Company implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, the Company had taken the position that, under applicable customs law, there was a sale between the manufacturer and the Company’s Japanese subsidiary, and that customs duties should be assessed on the manufacturer’s invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed the Company additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between the Company’s U.S. affiliate and its Japan subsidiary and that duties should be assessed on the value of that transaction. The Company disputed this assessment. It also disputed the amount of duties it was required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute was approximately yen 2.7 billion (or approximately $27.3 million as of March 31, 2009), net of any recovery of consumption taxes. Effective July 1, 2005, the Company implemented some modifications to the Company’s business structure in Japan and in the United States that it believes will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

Because the Company believes the documentation and legal analysis supports its position and the valuation methodology it used with respect to the products in dispute had been reviewed and approved by the customs authorities in Japan, the Company believes the assessments are improper and it filed letters of protest with Yokohama customs with respect to this entire amount. Yokohama customs rejected the Company’s letters of protest, and to follow proper administrative procedures the Company filed appeals with the Japan Ministry of Finance. In order to appeal, the Company was required to pay the approximately yen 2.7 billion in customs duties and assessments related to all of the amounts at issue, which it recorded in “Other Assets” in its Consolidated Balance Sheet. On June 26, 2006, the Company was advised that the Ministry of Finance had rejected the appeals filed with their office relating to the imports from October 2002 to October 2004. The Company decided to appeal this issue through the judicial court system in Japan, and on December 22, 2006 it filed a complaint with the Tokyo District Court Civil Action Section with respect to this period. In January 2007, the Company was advised that the Ministry of Finance also rejected its appeal with them for the imports from November 2004 to June 2005. The Company appealed this decision with the court system in July 2007. Currently, all appeals are pending with the Tokyo District Court Civil Action Section. One of the findings cited by the Ministry of Finance in its decisions was that the Company had treated the transactions as sales between its U.S. affiliate and its Japan subsidiary on its corporate income tax return under applicable income tax and transfer pricing laws. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In November 2008, the U.S. Internal Revenue Service began an audit of the Company’s 2006 and 2007 tax years. The Company anticipates this audit will be completed by approximately the end of 2009.

11.	LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings. The following table summarizes the Company’s long-term debt arrangements as of March 31, 2009:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2009(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	yen 9.7 billion	yen 2.8 billion ($28.0 million as of March 31, 2009)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$20.0 million	4.5%	Notes due April 2010, with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016, with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments beginning January 2011.

Japanese yen denominated:	yen 3.1 billion	yen 2.7 billion ($27.0 million as of March 31, 2009)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2009(2)	Interest Rate	Repayment terms

	yen 2.3 billion	yen 2.3 billion ($22.9 million as of March 31, 2009)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	yen 2.2 billion	yen 2.2 billion ($22.0 million as of March 31, 2009)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)

The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $28.5 million and includes $14.0 million of the balance on the Company’s 2000 Japanese yen denominated notes, $4.5 million of the balance of the Company’s Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility and $10.0 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

12.	RESTRUCTURING CHARGES

During the first quarter of 2009, the Company recorded restructuring charges of $9.4 million, related to restructuring of its Japan operations, including an approximately 35% headcount reduction as well as facility relocations and closures. Approximately $6.8 million of these charges related to severance payments to terminated employees and approximately $2.6 million related to facility relocation or closing costs. The Company anticipates that it will incur approximately $5 million in additional restructuring charges during the remainder of 2009 primarily related to facility relocations and closures in Japan.

As of March 31, 2009, approximately $4.1 million remains accrued for anticipated payments of the severance charges during the second quarter of 2009. The majority of these severance charges are related to a voluntary employment reduction program, which the Company accounted for under the provision of SFAS 112, “Employer’s Accounting for Postemployment Benefits”. The restructuring charges for facility relocation or closing costs related to costs incurred during the first quarter of 2009 for leases terminated in that period. The Company accounted for these facility closing charges under the provisions of SFAS 146, “Accounting for Costs Associated with Exit of Disposal Activities.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

        Our revenue for the three-month period ended March 31, 2009 decreased 1% to $296.2 million compared to the same period in 2008 as a result of foreign currency exchange rate fluctuations, which negatively impacted revenue by 5%. Solid year-over-year local-currency growth in our South Korea, United States, Europe and South Asia/Pacific markets were offset by the impact of foreign currency fluctuations as well as local currency declines in China and Japan. During the quarter we continued to see strong results in our personal care brand, including continued demand for the Galvanic Spa System II and ageLoc Galvanic Gels, our first products to incorporate ageLoc technology, which are currently being sold in our Americas and Europe regions.

        Earnings per share for the first quarter of 2009 were $0.19 compared to $0.21 for the same period in 2008. Earnings per share were negatively impacted by $9.4 million in planned restructuring charges (or $0.09 per share), primarily related to transformation efforts to streamline our operations in Japan. First quarter 2008 earnings were negatively impacted by a foreign currency translation loss of $4.5 million primarily related to the translation of our Japanese yen denominated debt into U.S. dollars.

        Revenue

        North Asia. The following table sets forth revenue for the three-month periods ended March 31, 2009 and 2008 for the North Asia region and its principal markets (U.S. dollars in millions):

	2009	2008	Change

Japan	$ 109.9	$ 109.0	1%
South Korea	29.9	40.4	(26%)
North Asia total	$ 139.8	$ 149.4	(6%)

        Revenue in the region for the three-month period ended March 31, 2009 was negatively impacted approximately 2 percent by foreign currency exchange rate fluctuations.

        Local-currency revenue in Japan declined 10% for the three-month period ended March 31, 2009, compared to the same period in 2008, which was offset by the impact of a stronger yen during the quarter compared to the prior-year period. Although the decline in local currency revenue was less than previous quarters, we continued to experience a year-over-year decline in our distributor numbers, with active and executive distributor counts decreasing 7% and 11%, respectively. Regulatory and media scrutiny of the industry and our focus on distributor compliance in response to this scrutiny continued to negatively affect our business. During the quarter, however, we continued to focus on initiatives that have successfully contributed to growth in our other markets. We have experienced a positive response to these initiatives by our distributors. We believe these initiatives will contribute to improving revenue trends in the future.

        South Korea continued to experience local-currency revenue growth with local-currency revenue increasing 10% compared to the same period in 2008. However, a 48% weighted average weakening of the Korean won resulted in a large decline in reported revenue in this market compared to the prior-year period. As the Korean won continues to fluctuate, it may positively or negatively impact our results. Local-currency growth in South Korea tempered compared to prior quarters, due to the success of the Estera product launch during the prior-year period, making for a difficult year-over-year comparison. We believe revenue growth was also negatively impacted by the prolonged and difficult economic conditions in this market. The number of active and executive distributors in Korea increased 16% and 6%, respectively, compared to the prior-year period.

        Americas. The following table sets forth revenue for the three-month periods ended March 31, 2009 and 2008 for the Americas region and its principal markets (U.S. dollars in millions):

	2009	2008	Change

United States	$ 49.2	$ 44.4	11%
Canada	4.6	3.3	39%
Latin America	4.6	2.7	70%
Americas total	$ 58.4	$ 50.4	16%

        Revenue in the United States for the three-month period ended March 31, 2009 increased by 11% compared to the prior-year period, reflecting slightly slower growth than in recent quarters. The increase in revenue continued to be driven by strong interest in our highly demonstrable Galvanic Spa System II. Our launch of ageLoc Galvanic Gels during the last quarter of 2008 also contributed to growth during the first quarter of 2009. Active distributors in the United States increased 1% and executive distributors increased 5% in the first quarter of 2009 compared to the same prior-year period.

        On a local-currency basis, revenue in Canada increased 74% and in Latin America by 93% over the prior-year period, driven primarily by the success of our Galvanic Spa System II and ageLoc gels in these markets. We plan to begin initial marketing efforts in Colombia during the second quarter of 2009.

        Greater China. The following table sets forth revenue for the three-month periods ended March 31, 2009 and 2008 for the Greater China region and its principal markets (U.S. dollars in millions):

	2009	2008	Change

Taiwan	$ 19.3	$ 21.6	(11%)
Mainland China	16.5	16.7	(1%)
Hong Kong	11.7	11.6	1%
Greater China total	$ 47.5	$ 49.9	(5%)

        Foreign currency exchange rate fluctuations negatively impacted revenue by approximately 2% in this region during the first quarter of 2009.

        On a local-currency basis, revenue in Mainland China decreased 6% in the three-month period ended March 31, 2009, compared to the same period in 2008. This decrease is primarily due to our continued transition to a new sales model and continued efforts to manage our sales force to ensure compliance with our policies and local regulations. The number of preferred customers in Mainland China decreased 49% and sales representatives decreased 12%, compared to the prior-year period.

        Local-currency revenue in Taiwan was down 3%, and local-currency revenue in Hong Kong was even on a year-over-year basis in the three-month period ended March 31, 2009, compared to the same prior-year period. We continue to be unable to market the Galvanic Spa System II in Taiwan due to regulatory restrictions, which has been a primary growth initiative in our other markets. The first quarter executive distributor count in Taiwan was up 6% and the number of active distributors was down 11% when compared to the prior year period, while executive distributors in Hong Kong were up 2% and the active distributors in Hong Kong were down 3%.

        Europe. The following table sets forth revenue for the three-month periods ended March 31, 2009 and 2008 for the Europe region (U.S. dollars in millions):

	2009	2008	Change

Europe	$ 26.7	$ 22.8	17%

        Regional results were negatively impacted 19% by foreign currency fluctuations.

        We continue to experience strong growth throughout our European markets. Growth in this region was driven by strong sales force leadership and sustained interest in our Galvanic Spa System II and Pharmanex BioPhotonic Scanner products, as well as momentum generated from the expansion of our business in Eastern Europe, which includes the markets of Hungary, Romania, Russia, Slovakia, Poland and the recently opened Czech Republic. We currently plan on beginning initial marketing activities in Turkey during the second quarter of 2009.

        South Asia/Pacific. The following table sets forth revenue for the three-month periods ended March 31, 2009 and 2008 for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2009	2008	Change

Singapore/Malaysia/Brunei	$ 9.4	$ 9.9	(5%)
Thailand	8.0	8.7	(8%)
Australia/New Zealand	2.7	3.3	(18%)
Indonesia	2.0	2.0	—
Philippines	1.7	1.6	6%
South Asia/Pacific total	$ 23.8	$ 25.5	(7%)

        Foreign currency exchange rate fluctuations negatively impacted revenue in South Asia/Pacific by 15% in the first quarter of 2009 compared to the same prior-year period. Constant currency growth of 8% in this region was driven primarily by steady sales of our Galvanic Spa System II and The Right Approach weight loss products. The growth in this region was driven by double-digit constant-currency growth in Malaysia, Australia/New Zealand, Philippines, and Indonesia. In addition, revenue in Thailand was negatively impacted by ongoing political unrest in this market.

        Gross profit

        Gross profit as a percentage of revenue remained at 81.8% for the first quarter of 2009 level with the same period in 2008.

        Selling expenses

        Selling expenses as a percentage of revenue decreased to 41.6% for the first quarter of 2009 from 42.9% for the same period in 2008. This improvement is largely related to the phase-in of a distributor compensation plan modification, which we refer to as the Wealth Maximizer, implemented in North America and Europe during 2008. Other compensation plan modifications in several markets including China and Japan also contributed to this improvement.

        General and administrative expenses

        General and administrative expenses increased to $89.7 million for the first quarter of 2009 from $88.6 million for the same period in 2008. As a percentage of revenue, general and administrative expenses increased to 30.3% for the first quarter of 2009 from 29.7% for the same period in 2008. The slight increase in general and administrative expenses was associated primarily with additional promotion and event spending during the first quarter, particularly in Japan where we are beginning to hold additional distributor events similar to what we do in other markets, as part of our efforts to improve results in Japan.

        Restructuring charges

        During the first quarter of 2009, we recorded restructuring charges of $9.4 million primarily related to restructuring in our Japan operations, including an approximately 35% headcount reduction as well as facility relocations and closures. Approximately $6.8 million of these charges related to severance payments to terminated employees and approximately $2.6 million related to facility relocation or closing costs. We currently anticipate that we will incur approximately $5 million in additional restructuring charges during the remainder of 2009 primarily related to facility relocations and closures in Japan.

        Other income (expense), net

        Other income (expense), net for the first quarter of 2009 was approximately $1.2 million of expense compared to $5.8 million of expense for the same period in 2008. This expense consisted primarily of approximately $1.8 million in interest expense, offset by approximately $0.6 million in foreign currency gains. Other income (expense), net for the first quarter of 2008 was negatively impacted by a foreign currency translation loss of $4.5 million primarily related to the translation of our Japanese yen denominated debt into U.S. dollars.

        Provision for income taxes

        Provision for income taxes for the first quarter of 2009 was $7.1 million compared to $8.1 million for the same period in 2008. The effective tax rate was 37.4% of pre-tax income during the first quarter of 2009, compared to a rate of 37.5% in the same prior-year period.

        Net income

        As a result of the foregoing factors, net income for the first quarter of 2009 decreased to $11.8 million from $13.5 million for the same period in 2008.

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

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $18.7 million in cash from operations during the three-month period ended March 31, 2009, compared to $14.1 million during the same period in 2008.

        As of March 31, 2009, working capital was $132.0 million, compared to $124.0 million as of December 31, 2008. Cash and cash equivalents at March 31, 2009 and December 31, 2008 were $117.0 million and $114.6 million, respectively. The increase in cash balances was primarily due to the increase in cash generated from operating activities. This increase in cash positively impacted our working capital.

        Capital expenditures in the first three months of 2009 totaled $3.2 million, and we anticipate capital expenditures of approximately $25 million for 2009. These capital expenditures are primarily related to:

•	purchases of computer systems and software, including equipment and development costs; and

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China and walk-in centeres in Japan.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of March 31, 2009:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2009(2)	Interest Rate	Repayment terms

2000 Japanese yen denominated notes	yen 9.7 billion	yen 2.8 billion ($28.0 million as of March 31, 2009)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$20.0 million	4.5%	Notes due April 2010, with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016, with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments beginning January 2011.

Japanese yen denominated:	yen 3.1 billion	yen 2.7 billion ($27.0 million as of March 31, 2009)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	yen 2.3 billion	yen 2.3 billion ($22.9 million as of March 31, 2009)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	yen 2.2 billion	yen 2.2 billion ($22.0 million as of March 31, 2009)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2009(2)	Interest Rate	Repayment terms

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)

The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $28.5 million and includes $14.0 million of the balance on the Company’s 2000 Japanese yen denominated notes, $4.5 million of the balance of the Company’s Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility and $10.0 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first quarter of 2009, we repurchased approximately 0.2 million shares of Class A common stock under this program for approximately $2.0 million. At March 31, 2009, approximately $81.6 million was available for repurchases under the stock repurchase program.

        In February 2009, our board of directors declared a quarterly cash dividend of $0.115 per share for Class A common stock. This quarterly cash dividend of $7.3 million was paid on March 18, 2009 to stockholders of record on February 27, 2009. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, we had taken the position that, under applicable customs law, there was a sale between the manufacturer and our Japan subsidiary, and that customs duties should be assessed on the manufacturer’s invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between our U.S. affiliate and our Japan subsidiary and that duties should be assessed on the value of that transaction. We disputed this assessment. We also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute was approximately yen 2.7 billion (or approximately $27.3 million as of March 31, 2009), net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan and in the United States that we believe will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

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

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of March 31, 2009, we had net deferred tax assets of $74.3 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses. When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

        At December 31, 2008, we had $30.9 million in unrecognized tax benefits of which $5.8 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2007, we had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. Our unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. We anticipate that it is reasonably possible that the total amount of gross unrecognized tax benefits, net of foreign currency adjustments, could decrease in the range of $15 million to $20 million within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements. If these tax benefits are ultimately recognized, the impact to our annual effective tax rate for 2009 and 2010, and the effective tax rate in the quarters in which the benefits are recognized would be impacted by approximately $3 million to $6 million. The amount of unrecognized tax benefits did not change significantly during the three months ended March 31, 2009.

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

        Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006, and prior to, but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of any estimated forfeitures on a straight-line basis over the requisite service period of the award. The fair value of our stock-based compensation expense is based on estimates using the Black-Scholes option-pricing model. This option-pricing model requires the input of highly subjective assumptions including the option’s expected life, risk-free interest rate, expected dividends and price volatility of the underlying stock. The stock price volatility assumption was determined using the historical volatility of our common stock.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”), which changes how business combinations are accounted for. SFAS 141R became effective January 1, 2009. The impact of SFAS 141R depends on the nature and terms of future acquisitions.

        In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicated that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or reasonable, rational, and consistently applied accounting policy election. EITF Issue 07-1 became effective for us January 1, 2009. The adoption of EITF Issue No. 07-1 did not have a material impact on our consolidated results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 became effective January 1, 2009. The adoption of SFAS 160 had no effect on our consolidated results of operations or financial condition.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, the Standard has no impact on our financial condition, results of operations or cash flows.

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

	As of March 31, 2009		As of March 31, 2008
Region:	Active	Executive	Active	Executive

North Asia	319,000	13,971	324,000	14,938
Americas	171,000	4,993	162,000	4,627
Greater China	99,000	5,972	137,000	6,140
Europe	85,000	2,850	62,000	2,244
South Asia/Pacific	63,000	2,368	62,000	2,138
Total	737,000	30,154	747,000	30,087

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from Japan, any weakening of the yen negatively impacts reported revenue and profits, whereas a strengthening of the yen positively impacts our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operation or financial condition. However, based on current exchange rate levels, we anticipate that foreign currency fluctuations will continue to have a negative impact on reported revenue in 2009.

        We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2009 we had yen 250 million (approximately $2.5 million as of March 31, 2009) in forward contracts relating to a payment on our Japanese yen debt payable in April 2009.

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our expectations regarding our initiatives, strategies, restructuring efforts and other innovations;

•	our expectations regarding the impact of foreign currency fluctuations and our efforts to reduce our exposure to such fluctuations;

•	our plans to commence initial marketing efforts in Colombia and Turkey in the second quarter of 2009;

•	our expectations regarding the timing and impact of our restructuring efforts;

•	our anticipation regarding the amount and uses of capital expenditures for 2009;

•	our expectations regarding the use of repurchased stock;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our beliefs and plans regarding our liquidity and cash balances;

•	our beliefs regarding the merits of our position in our Japan customs dispute;

•	our belief that modifications to our business structure in Japan and in the United States will eliminate any further customs valuation disputes with respect to product imports in Japan; and

•	our expectations regarding critical accounting policies and recent accounting pronouncements.

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

        (e) Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and fines being paid in some cases. Even though we have now obtained a direct selling license, government regulators continue to scrutinize our activities and the activities of our employed sales representatives, contractual sales promoters and direct sellers to monitor our compliance with applicable regulations as we integrate direct selling into our business model. Any determination that our operations or activities, or the activities of our employed sales representatives, contractual sales promoters or direct sellers, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, all of which could harm our business.

          (f) The direct selling regulations in China are restrictive and there continues to be some confusion and uncertainty as to the meaning of the regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these regulations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives, contractual sales promoters and direct sellers violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our employed sales representatives and contractual sales promoters, including our use of the sales productivity of an individual and the group of individuals whom he or she trains and supervises as one of the factors in establishing salary and compensation, violates the restriction on multi-level compensation under the rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our business model, which includes retail stores, employed sales representatives, contractual sales promoters and direct sellers.

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

        (h) There have been a series of third party actions and governmental actions involving some of our competitors in the direct selling industry. These actions have generated negative publicity for the industry and likely have resulted in increased regulatory scrutiny of other companies in the industry. There can be no assurance that similar allegations will not be made against us. In addition, adverse rulings in these cases could harm our business if they create adverse publicity or interpret laws in a manner inconsistent with our current business practices.

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

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of March 31, 2009.

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

        No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2008 fiscal year, for information regarding the status of certain legal proceedings.

ITEM 1A.	RISK FACTORS

        Our 2008 Annual Report on Form 10-K includes a detailed discussion of our risk factors.  The following is an additional risk factor reflecting recent developments and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

We face risks related to health epidemics, which could negatively impact our business.

        Our revenue was negatively impacted in 2003 by the SARS epidemic that hit Asia during that year. More recently, human cases of swine flu, originating in Latin America, have been identified as potential global health risks. It is difficult to predict the impact on our business, if any, of a recurrence of SARS, or the emergence of new epidemics, such as avian flu or swine flu. Although such events could generate increased sales of health and immune supplements and certain personal care products, our direct selling and retail activities and results of operations could be harmed if the fear of any communicable and rapidly spreading disease results in travel restrictions or causes people to avoid group meetings or gatherings or interaction with other people.

        In addition, most of our Pharmanex nutritional supplement revenue is generated from products that are encapsulated in bovine- and/or porcine-sourced gel capsules. If we experience production difficulties, quality control problems, or shortages in supply in connection with bovine or porcine related health concerns, this could result in additional risk of product shortages or write-offs of inventory that no longer can be used. In addition, our business could be harmed if consumers become unduly concerned about consumption of bovine- and/or porcine-sourced products, or, alternatively, if consumers react negatively to our switching from capsules to tablets on some products. The sources and ingredients of our products are also subject to governmental regulations by numerous domestic and foreign governmental agencies and authorities regarding product ingredients. We may be unable to introduce our products in some markets if we are unable to obtain the necessary regulatory approvals or if any product ingredients are prohibited, which could harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 - 31, 2009	3,072		$ 9.48	3,000	$ 83.5
February 1 - 28, 2009	10,900		$ 9.45	10,900	$ 83.4
March 1 - 31, 2009	203,600		$ 9.15	203,600	$ 81.6
Total	217,572	(2)

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $335.0 million is currently authorized. As of March 31, 2009, we had repurchased approximately $253.4 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)

We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 72 relate to repurchases from such employees and distributors at an average price per share of $9.31.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Gary Sumihiro Settlement and Release Agreement dated March 1, 2009, between Mr. Sumihiro and the Company.

10.2	Gary Sumihiro Consulting Agreement dated March 1, 2009, between Mr. Sumihiro and the Company.

10.3	Summary of Modifications to Dan Chard's Employment Letter.

10.4	Amendment to the Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.5	Performance Targets and Formulas for 2009 (Approved under the 2006 Senior Executive Incentive Plan) (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2009

NU SKIN ENTERPRISES, INC.

By:     /s/ Ritch N. Wood
           Ritch N. Wood
Its:      Chief Financial Officer
           (Duly Authorized Officer and Principal Financial and Accounting Officer)