Form 10-Q
period 2009-06-30
NU SKIN ENTERPRISES INC
filed 2009-08-07
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes            No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes            No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:
Large accelerated filer                                                                             Accelerated filer
Non-accelerated filer  (Do not check if a smaller reporting company)               Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes            No

As of July 31, 2009, 62,971,182 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2009 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

Nu Skin and Pharmanex are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.
The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$ 125,302	$ 114,586
Accounts receivable	20,614	16,496
Inventories, net	111,922	114,378
Prepaid expenses and other	45,950	44,944
	303,788	290,404

Property and equipment, net	75,958	82,336
Goodwill	112,446	112,446
Other intangible assets, net	83,974	87,888
Other assets	131,433	136,698
Total assets	$ 707,599	$ 709,772

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 19,218	$ 20,378
Accrued expenses	119,573	115,794
Current portion of long-term debt	29,024	30,196
	167,815	166,368

Long-term debt	138,981	158,760
Other liabilities	66,238	68,464
Total liabilities	373,034	393,592

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	222,403	218,928
Treasury stock, at cost - 27.6 million and 27.2 million shares	(421,810)	(417,017)
Retained earnings	603,662	584,239
Accumulated other comprehensive loss	(69,781)	(70,061)
	334,565	316,180
Total liabilities and stockholders' equity	$ 707,599	$ 709,772

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$ 322,565	$ 321,713	$ 618,763	$ 619,802

Cost of sales	60,637	59,319	114,443	113,516

Gross profit	261,928	262,394	504,320	506,286

Operating expenses:
Selling expenses	134,630	136,983	257,794	264,896
General and administrative expenses	91,286	96,480	180,977	185,035
Restructuring charges	1,561	—	10,947	—

Total operating expenses	227,477	233,463	449,718	449,931

Operating income	34,451	28,931	54,602	56,355
Other income (expense), net	882	4,110	(354)	(1,719)

Income before provision for income taxes	35,333	33,041	54,248	54,636
Provision for income taxes	13,219	12,440	20,293	20,546

Net income	$ 22,114	$ 20,601	$ 33,955	$ 34,090

Net income per share (Note 2):
Basic	$ .35	$ .32	$ .54	$ .54
Diluted	$ .35	$ .32	$ .53	$ .53

Weighted-average common shares
outstanding (000s):
Basic	63,109	63,561	63,221	63,509
Diluted	63,726	64,269	63,585	64,242

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 33,955	$ 34,090
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	14,475	15,333
Foreign currency (gains)/losses	(2,533)	(799)
Stock-based compensation	4,039	3,863
Deferred taxes	1,990	692
Changes in operating assets and liabilities:
Accounts receivable	(4,531)	(1,729)
Inventories, net	2,279	(6,769)
Prepaid expenses and other	(902)	4,262
Other assets	(413)	(257)
Accounts payable	(1,003)	1,657
Accrued expenses	5,975	(9,777)
Other liabilities	(1,304)	(282)

Net cash provided by operating activities	52,027	40,284

Cash flows from investing activities:
Purchases of property and equipment	(6,956)	(6,692)
Proceeds on investment sales	—	17,315
Purchases of investments	—	(13,910)

Net cash used in investing activities	(6,956)	(3,287)

Cash flows from financing activities:
Exercises of employee stock options	572	2,449
Payment of cash dividends	(14,532)	(13,967)
Payments on debt financing	(14,520)	(19,604)
Income tax benefit of options exercised	20	153
Repurchases of shares of common stock	(5,930)	(2,015)

Net cash used in financing activities	(34,390)	(32,984)

Effect of exchange rate changes on cash	35	1,218

Net increase in cash and cash equivalents	10,716	5,231

Cash and cash equivalents, beginning of period	114,586	87,327

Cash and cash equivalents, end of period	$ 125,302	$ 92,558

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2009, and for the three- and six-month periods ended June 30, 2009 and 2008. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2009 and 2008, other stock options totaling 5.0 million and 4.7 million, respectively, and for the six-month periods ended June 30, 2009 and 2008, other stock options totaling 5.8 million and 4.6 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In February and May 2009, the Company’s board of directors declared a quarterly cash dividend of $0.115 per share for all shares of Class A common stock. These quarterly cash dividends of $7.2 million and $7.2 million, respectively, were paid on March 18, 2009 and June 25, 2009, to stockholders of record on February 27, 2009 and June 15, 2009, respectively. In July 2009, the Company’s board of directors declared a quarterly cash dividend of $0.115 per share for Class A common stock to be paid September 16, 2009 to stockholders of record on August 28, 2009.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2009 and December 31, 2008, the Company did not have any net unrealized gains/(losses) recorded in accumulated other comprehensive loss. At June 30, 2009 and December 31, 2008, the Company did not hold any forward contracts designated as foreign currency cash flow hedges.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.	REPURCHASES OF COMMON STOCK

During the three- and six-month periods ended June 30, 2009, the Company repurchased approximately 0.3 million and 0.5 million shares of its Class A common stock under its open market repurchase plan for approximately $3.9 million and $5.9 million, respectively. During the three- and six-month periods ended June 30, 2008, the Company repurchased approximately 0.1 million shares of its Class A common stock under its open market repurchase plan for approximately $2.0 million.

6.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2009 and 2008, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$ 22,114	$ 20,601	$ 33,955	$ 34,090

Other comprehensive income, net of tax:
Foreign currency translation adjustment	170	(923)	280	(1,015)

Comprehensive income	$ 22,284	$ 19,678	$ 34,235	$ 33,075

7.	SEGMENT INFORMATION

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

        Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2009	2008	2009	2008
North Asia	$ 146,712	$ 151,025	$ 286,530	$ 300,459

Americas	62,240	57,253	120,656	107,669
Greater China	52,753	55,778	100,223	105,682
Europe (region)	32,173	30,445	58,847	53,278
South Asia/Pacific	28,687	27,212	52,507	52,714
Totals	$ 322,565	$ 321,713	$ 618,763	$ 619,802

        Revenue generated by each of the Company’s three product lines is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2009	2008	2009	2008
Nu Skin	$ 182,096	$ 159,992	$ 345,299	$ 297,509

Pharmanex	137,132	157,393	267,068	313,345
Other	3,337	4,328	6,396	8,948
Totals	$ 322,565	$ 321,713	$ 618,763	$ 619,802

        Additional information as to the Company’s operations in its most significant geographic areas is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2009	2008	2009	2008
Japan	$ 110,690	$ 110,048	$ 220,574	$ 219,041
United States	51,342	48,794	100,578	93,172
South Korea	36,022	40,977	65,956	81,418
Europe	26,605	26,352	49,424	46,270
Taiwan	23,261	25,007	42,548	46,574
Mainland China	17,422	16,174	33,874	32,882

Long-lived assets:	June 30, 2009	December 31, 2008
Japan	$ 7,513	$ 9,891
United States	42,678	45,940
South Korea	1,840	2,007
Europe	3,157	3,050
Taiwan	1,890	2,220
Mainland China	10,837	10,747

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) 109. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of June 30, 2009, the Company had net deferred tax assets of $74.0 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

9.	UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2006 and 2007 tax years. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005. For the tax year 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years and may withdraw from the program at any time. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2002. Along with the IRS examination, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of these reviews are not yet determinable.

At December 31, 2008, the Company had $30.9 million in unrecognized tax benefits of which $5.8 million, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. The Company anticipates that it is reasonably possible that the total amount of gross unrecognized tax benefits, net of foreign currency adjustments, could decrease in the range of $15 million to $20 million within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements. If these tax benefits are ultimately recognized, the impact to the Company’s annual effective tax rate for 2009 and 2010, and the effective tax rate in the quarters in which the benefits are recognized would be impacted by approximately $3 million to $6 million. The amount of unrecognized tax benefits did not change significantly during the three months ended June 30, 2009.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

Due to the international nature of the Company’s business, the Company is subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which it conducts business throughout the world. In 1999, the Company implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, the Company had taken the position that, under applicable customs law, there was a sale between the manufacturer and the Company’s Japanese subsidiary, and that customs duties should be assessed on the manufacturer’s invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed the Company additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between the Company’s U.S. affiliate and its Japan subsidiary and that duties should be assessed on the value of that transaction. The Company disputed this assessment. It also disputed the amount of duties it was required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute was approximately yen 2.7 billion (or approximately $28.0 million as of June 30, 2009), net of any recovery of consumption taxes. Effective July 1, 2005, the Company implemented some modifications to the Company’s business structure in Japan and in the United States that it believes will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

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

In November 2008, the U.S. Internal Revenue Service began an audit of the Company’s 2006 and 2007 tax years. The Company anticipates this audit will be completed by approximately the end of 2010.

11.	LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings. The following table summarizes the Company’s long-term debt arrangements as of June 30, 2009:

Facility or Arrangement (1)	Original Principal Amount	Balance as of June 30, 2009(2)	Interest Rate	Repayment terms

2000 Japanese yen-denominated notes	yen 9.7 billion	yen 2.8 billion ($28.8 million as of June 30, 2009)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$10.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Facility or Arrangement(1)	Original Principal Amount	Balance as of June 30, 2008(2)	Interest Rate	Repayment terms

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments beginning January 2011.

Japanese yen denominated:	yen 3.1 billion	yen 2.2 billion ($23.2 million as of June 30, 2009)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	yen 2.3 billion	yen 2.3 billion ($23.5 million as of June 30, 2009)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	yen 2.2 billion	yen 2.2 billion ($22.5 million as of June 30, 2009)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)

The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $29.0 million and includes $14.4 million of the balance on the Company’s 2000 Japanese yen denominated notes, $4.6 million of the balance of the Company’s Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility and $10.0 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

12.	RESTRUCTURING CHARGES

During the first half of 2009, the Company recorded restructuring charges of $11.0 million, related to restructuring of its Japan operations, including an approximate 30% headcount reduction as well as facility relocations and closures. $7.2 million of these charges related to severance payments to terminated employees and $3.8 million related to facility relocation or closing costs. The Company anticipates that it will incur approximately $3 million in additional restructuring charges during the remainder of 2009 primarily related to facility relocations and closures in Japan.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

As of June 30, 2009, approximately $0.4 million remains accrued for anticipated payments of the severance charges during the second quarter of 2009. The majority of these severance charges are related to a voluntary employment reduction program, which the Company accounted for under the provision of SFAS 112, “Employer’s Accounting for Postemployment Benefits”. The restructuring charges for facility relocation or closing costs related to costs incurred during the first half of 2009 for leases terminated in that period. The Company accounted for these facility closing charges under the provisions of SFAS 146, “Accounting for Costs Associated with Exit of Disposal Activities.”

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

Overview

        Our revenue for the three-month period ended June 30, 2009 increased slightly to $322.6 million compared to $321.7 million in the prior-year period. Revenue for the six-month period ended June 30, 2009 decreased slightly to $618.8 million compared to $619.8 million for the same period in 2008. Foreign currency exchange rate fluctuations negatively impacted revenue by 4% for both the three- and six- month periods. Solid year-over-year local-currency growth in our South Korea, Americas, Europe and South Asia/Pacific markets helped offset the impact of foreign currency fluctuations. During the quarter we continued to see strong sales results in our personal care brand, including continued demand for the Galvanic Spa System II and ageLOC Galvanic Gels, our first products to incorporate ageLOC technology, which are currently being sold in our Americas and Europe regions.

        Earnings per share for the second quarter and first half of 2009 were $0.35 and $0.53, respectively, compared to $0.32 and $0.53 for the same periods in 2008. Earnings per share for the second quarter and first half of 2009 were negatively impacted by $1.6 million and $11.0 million, respectively, in planned restructuring charges (or $0.02 and $0.11 per share), primarily related to transformation efforts to streamline our operations in Japan.

        Revenue

        North Asia. The following table sets forth revenue for the three- and six-month periods ended June 30, 2009 and 2008 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Japan	$ 110.7	$ 110.0	1%	$ 220.6	$ 219.1	1%
South Korea	36.0	41.0	(12%)	65.9	81.4	(19%)
North Asia total	$ 146.7	$ 151.0	(3%)	$ 286.5	$ 300.5	(5%)

        Revenue in the region for the three- and six-month periods ended June 30, 2009 was negatively impacted approximately 1% by foreign currency exchange rate fluctuations as a significant weakening of the Korean won was largely offset by a strengthening of the yen compared to the prior-year period.

        Local-currency revenue in Japan declined 6% and 8% for the three- and six-month periods ended June 30, 2009, respectively, compared to the same periods in 2008, which was offset by the impact of a stronger yen during the quarter compared to the prior-year period. Although we experienced a smaller year-over-year decline in revenue compared to the prior two quarters, we continued to be negatively impacted by year-over-year declines in our distributor numbers, with active and executive distributor counts decreasing 8% and 7%, respectively. Regulatory and media scrutiny of the industry and our focus on distributor compliance in response to this scrutiny continued to negatively affect our business. During the quarter, however, we continued to focus on initiatives that have successfully contributed to growth in our other markets. We have experienced a positive response to these initiatives from our distributors, contributing to improvements in the number of new distributor signups, the number of distributors applying to become executive distributors and the average sales volume per distributor in this market over the last couple of quarters.

        South Korea continued to experience local-currency revenue growth with local-currency revenue increasing 11% and 10% for the three- and six-month periods ended June 30, 2009, respectively, compared to the same periods in 2008. However, a 26% weighted average weakening of the Korean won during the second quarter of 2009 resulted in a large decline in reported revenue in this market compared to the prior-year period. As the Korean won continues to fluctuate, it may positively or negatively impact our results. The number of active and executive distributors in Korea increased 14% and 7%, respectively, compared to the prior-year period.

        Americas. The following table sets forth revenue for the three- and six-month periods ended June 30, 2009 and 2008 for the Americas region and its principal markets (U.S. dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
United States	$ 51.3	$ 48.8	5%	$ 100.6	$ 93.2	8%
Canada	6.0	4.1	46%	10.6	7.4	43%
Latin America	4.9	4.4	11%	9.5	7.1	34%
Americas total	$ 62.2	$ 57.3	9%	$ 120.7	$ 107.7	12%

        Revenue in the United States for the three- and six-month periods ended June 30, 2009 increased by 5% and 8%, respectively, compared to the prior-year periods, reflecting slower growth than in recent quarters. The increase in revenue continues to be driven by strong interest in our highly demonstrable Galvanic Spa System II. Our launch of ageLOC Galvanic Gels during the last quarter of 2008 also contributed to growth during the first-half of 2009. At our global convention in the fourth quarter of 2009, we will launch our new ageLOC anti-aging skin care system on a limited basis, with the full launch to follow in the first quarter of 2010. Active distributors in the United States decreased 4% and executive distributors increased 8% in the second quarter of 2009 compared to the same prior-year period.

        On a local-currency basis, revenue in Canada increased 68% and 71% for the three- and six-month periods respectively, over the prior-year periods. Latin America local-currency revenue increased by 30% and 54% for the three- and six-month periods, respectively, over the prior-year periods. Revenue was driven primarily by the success of our Galvanic Spa System II and ageLOC gels in these markets. Our growth in Latin America is also attributed to our expansion into Venezuela last year as well as the commencement of initial marketing efforts in Colombia during the second quarter of 2009.

        Greater China. The following table sets forth revenue for the three- and six-month periods ended June 30, 2009 and 2008 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Taiwan	$ 23.3	$ 25.0	(7%)	$ 42.5	$ 46.6	(9%)
Mainland China	17.4	16.2	7%	33.9	32.9	3%
Hong Kong	12.1	14.6	(17%)	23.8	26.2	(9%)
Greater China total	$ 52.8	$ 55.8	(5%)	$ 100.2	$ 105.7	(5%)

        Foreign currency exchange rate fluctuations negatively impacted revenue in this region by approximately 3% and 2% for the three- and six-month periods, respectively, ending June 30, 2009.

        On a local-currency basis, revenue in Mainland China increased 6% in the three-month period and was relatively level for the six-month period ended June 30, 2009, compared to the same periods in 2008. The year-over-year increase in revenue in Mainland China was the result of strong sales of the Galvanic Spa System II, successful sales initiatives and the adoption of our revised business model. We continue to operate cautiously in this market as we continue to focus our efforts on managing our sales force to ensure compliance with our policies and local regulations. The number of preferred customers in Mainland China decreased 43% and sales representatives decreased 8%, compared to the prior-year period, due to a shift in our business model.

        Local-currency revenue in Taiwan was up 1% and down 1% for the three- and six-month periods ended June 30, 2009, respectively, and local-currency revenue in Hong Kong was down 18% and 10% for the three- and six-month periods ended June 30, 2009, compared to the same prior-year periods. Revenue comparisons in Hong Kong were negatively impacted by sales to non-Hong Kong distributors attending the regional convention held during the second quarter last year. We continue to be unable to market the Galvanic Spa System II in Taiwan due to regulatory restrictions, which has been a primary growth initiative in our other markets. The second quarter executive and active distributor counts in Taiwan were down 4% and 2% when compared to the prior-year period, while executive distributors in Hong Kong were level with the prior year period and the active distributors in Hong Kong were down 3%.

        Europe. The following table sets forth revenue for the three- and six-month periods ended June 30, 2009 and 2008 for Europe (U.S. dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Europe	$ 32.2	$ 30.4	6%	$ 58.8	$ 53.3	10%

        Regional results were negatively impacted 16% and 19% in the three- and six-month periods by foreign currency fluctuations.

        We continue to experience strong growth throughout our European markets. Growth in this region was driven by strong sales force leadership and sustained interest in our Galvanic Spa System II and our products supported by the Pharmanex BioPhotonic Scanner, as well as momentum generated from the expansion of our business in Eastern Europe, which includes the markets of Hungary, Romania, Russia, Slovakia, Poland and the recently opened Czech Republic. We also began initial marketing activities in Turkey during the second quarter of 2009.

        South Asia/Pacific. The following table sets forth revenue for the three- and six-month periods ended June 30, 2009 and 2008 for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Singapore/Malaysia/Brunei	$ 11.6	$ 11.4	2%	$ 21.0	$ 21.4	(2%)
Thailand	9.2	8.2	12%	17.2	16.9	2%
Australia/New Zealand	3.2	3.5	(9%)	6.0	6.8	(12%)
Indonesia	2.9	2.5	2%	4.9	4.4	11%
Philippines	1.8	1.6	1%	3.4	3.2	6%
South Asia/Pacific total	$ 28.7	$ 27.2	6%	$ 52.5	$ 52.7	—*

        *Less than 1%

        Foreign currency exchange rate fluctuations negatively impacted revenue in South Asia/Pacific by 11% and 13%, respectively, in the three- and six-month periods ended June 30, 2009 when compared to the same prior-year periods. Constant currency growth of 17% and 13% in the three- and six-month periods in this region was driven primarily by steady sales of our Galvanic Spa System II and The Right Approach weight loss products. We also successfully launched enhancements to our sales compensation plan in these markets, which we believe helped contribute to increased distributor productivity. The growth in this region was driven by double-digit constant-currency growth in Malaysia, Australia/New Zealand, Philippines, Thailand and Indonesia.

        Gross profit

        Gross profit as a percentage of revenue decreased to 81.2% and 81.5% for the three- and six-month periods ended June 30, 2009 from 81.6% and 81.7% for the same periods in 2008. This decline is due primarily to foreign currency fluctuations and shifting product mix, including increased sales of our Galvanic Spa System II, which has a slightly lower margin.

       Selling expenses

        Selling expenses as a percentage of revenue decreased to 41.7% for the three- and six-month periods ended June 30, 2009 from 42.6% and 42.7% from the same prior-year periods, respectively. This improvement was largely related to the phase-in of the Wealth Maximizer compensation plan adjustments in several markets.

       General and administrative expenses

        General and administrative expenses as a percentage of revenue for the three- and six-month periods ended June 30, 2009 decreased to 28.3% and 29.3% from 30.0% and 29.9% for the same periods in 2008, due primarily to our business transformation efforts. We also had approximately $5.0 million in expenses related to conventions in the second quarter of 2008, but did not have any convention or related expenses in the second quarter of 2009, which was offset slightly by higher costs associated with distributor recognition events in 2009 compared to 2008.

      Restructuring charges

        During the three- and six-month periods ended June 30, 2009, we recorded restructuring charges of $1.6 million and $11.0 million, respectively, primarily related to restructuring in our Japan operations, including an approximately 30% headcount reduction as well as facility relocations and closures. Approximately $7.2 million of these charges related to severance payments to terminated employees and approximately $3.8 million related to facility relocation or closing costs. We currently anticipate that we will incur approximately $3 million in additional restructuring charges during the remainder of 2009 primarily related to facility relocations and closures in Japan.

         Other income (expense), net

        Other income (expense), net for the three- and six-month periods ended June 30, 2009 was approximately $0.8 million and ($0.4) million compared to $4.1 million and ($1.7) million for the same periods in 2008. Fluctuations in other income (expense), net are primarily due to foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes. For the three-month period ended June 30, 2009, the other income was largely a result of a $1.9 million translation gain.

         Provision for income taxes

        Provision for income taxes for the three- and six-month periods ended June 30, 2009 was $13.2 million and $20.3 million of expense compared to $12.4 million and $20.5 million of expense for the same periods in 2008. The effective tax rate was 37.4% of pre-tax income during the three- and six-month periods ended June 30, 2009, compared to a rate of 37.7% and 37.6% in the same prior-year periods. We expect our tax rate for the year to be between 35% and 36%. However, due to the fluctuations in the timing of uncertain tax positions booked under FIN 48, the most recent income tax accounting pronouncement, we expect a shift in our tax rate during the third and fourth quarters. We expect our tax rate to decrease in the third quarter and then return in the fourth quarter to the historical rate of between 37% and 38%.

         Net income

        Net income for the three-month period ended June 30, 2009 increased to $22.1 million compared to $20.6 million for the same prior-year period based on the factors described above. Net income for the six-month period ended June 30, 2009, remained relatively level with the prior-year period at $34.0 million.

Liquidity and Capital Resources

        Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $52.0 million in cash from operations during the first half of 2009, compared to $40.3 million during the same period in 2008. We typically have relied on cash flow from operations to fund capital investments and dividends, and we have at times incurred long-term debt in order to fund strategic transactions and stock repurchases.

        As of June 30, 2009, working capital was $136.0 million, compared to $124.0 million as of December 31, 2008. Cash and cash equivalents at June 30, 2009 and December 31, 2008 were $125.3 million and $114.6 million, respectively. The increase in cash balances was primarily due to the increase in cash generated from operating activities. This increase in cash positively impacted our working capital.

        Capital expenditures in the first half of 2009 totaled $7.0 million, and we anticipate capital expenditures of approximately $25 million for 2009. These capital expenditures are primarily related to:

•	purchases of computer systems and software, including equipment and development costs; and

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China and walk-in centers in Japan.

We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of June 30, 2009:

Facility or Arrangement (1)	Original Principal Amount	Balance as of June 30, 2009(2)	Interest Rate	Repayment terms

2000 Japanese yen-denominated notes	yen 9.7 billion	yen 2.8 billion ($28.8 million as of June 30, 2009)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$10.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments beginning January 2011.

Japanese yen denominated:	yen 3.1 billion	yen 2.2 billion ($23.2 million as of June 30, 2009)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	yen 2.3 billion	yen 2.3 billion ($23.5 million as of June 30, 2009)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	yen 2.2 billion	yen 2.2 billion ($22.5 million as of June 30, 2009)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries.

(2)

The current portion of our long-term debt (i.e. becoming due in the next 12 months) is $29.0 million and includes $14.4 million of the balance on our 2000 Japanese yen denominated notes, $4.6 million of the balance of our Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility and $10.0 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first half of 2009, we repurchased approximately 0.5 million shares of Class A common stock under this program for approximately $5.9 million. At June 30, 2009, approximately $77.7 million was available for repurchases under the stock repurchase program.

        In February 2009 and May 2009, our board of directors declared a quarterly cash dividend of $0.115 per share for Class A common stock. These quarterly cash dividends of $7.2 million were paid on March 18, 2009 and June 25, 2009 to stockholders of record on February 27, 2009 and June 15, 2009. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world. In 1999, we implemented a duty valuation methodology with respect to the importation of certain products into Japan. For purposes of the import transactions at issue, we had taken the position that, under applicable customs law, there was a sale between the manufacturer and our Japan subsidiary, and that customs duties should be assessed on the manufacturer’s invoice. The Valuation Department of the Yokohama customs authorities reviewed and approved this methodology at that time, and it had been reviewed on several occasions by the audit division of the Japan customs authorities since then. In connection with subsequent audits in 2004, the Yokohama customs authorities assessed us additional duties and penalties on these products imported into Japan from October 2002 to October 2004, based on a different valuation methodology than what was previously approved. With respect to the periods under audit, the customs authorities took the position that the relevant import transaction involved a sale between our U.S. affiliate and our Japan subsidiary and that duties should be assessed on the value of that transaction. We disputed this assessment. We also disputed the amount of duties we were required to pay on products imported from November of 2004 to June of 2005 for similar reasons. The total amount assessed or in dispute was approximately yen 2.7 billion (or approximately $28.0 million as of June 30, 2009), net of any recovery of consumption taxes. Effective July 1, 2005, we implemented some modifications to our business structure in Japan and in the United States that we believe will eliminate any further customs valuation disputes with respect to product imports in Japan after that time.

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

        Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of June 30, 2009, we had net deferred tax assets of $74.0 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses. When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

        We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2006 and 2007 tax years. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005. For the tax year 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. We may elect to continue participating in CAP for future tax years and may withdraw from the program at any time. In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2002. Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the final outcomes of these reviews are not yet determinable.

        At December 31, 2008, we had $30.9 million in unrecognized tax benefits of which $5.8 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2007, we had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. Our unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. We anticipate that it is reasonably possible that the total amount of gross unrecognized tax benefits, net of foreign currency adjustments, could decrease in the range of $15 million to $20 million within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements. If these tax benefits are ultimately recognized, the impact to our annual effective tax rate for 2009 and 2010, and the effective tax rate in the quarters in which the benefits are recognized would be impacted by approximately $3 million to $6 million. The amount of unrecognized tax benefits did not change significantly during the three months ended June 30, 2009.

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

        We are required to make judgments regarding the useful lives of our intangible assets. With the implementation of SFAS 142, we determined certain intangible assets to have indefinite lives based upon our analysis of the requirements of SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS 142. Under the provisions of SFAS 142, we are required to test these assets for impairment at least annually. The annual impairment tests were completed in the second quarter of 2009, and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. Later we adopted FASB Staff Position 157-2 on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

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

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for the second quarter of 2009 and did not have a material impact on our Consolidated Financial Statements.  In that regard, we performed an evaluation of subsequent events through August 7, 2009, the date the financial statements were issued.  We did not have any required disclosures to include under the caption “Subsequent Event.”

        In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the fourth quarter of 2009 and will not have a material impact on our consolidated financial statements.

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

	As of June 30, 2009		As of June 30, 2008
Region:	Active	Executive	Active	Executive
North Asia	322,000	13,803	329,000	14,292
Americas	171,000	5,385	174,000	4,921
Greater China	103,000	6,129	130,000	6,443
Europe	89,000	3,173	71,000	2,648
South Asia/Pacific	67,000	2,525	64,000	2,168
Total	752,000	31,015	768,000	30,472

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

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our expectations regarding our initiatives, strategies, restructuring efforts and other innovations;

•	our expectations regarding the impact of foreign currency fluctuations and our efforts to reduce our exposure to such fluctuations;

•	our expectations regarding the amount, timing and impact of our restructuring efforts;

•	our expectations regarding our tax rate;

•	our anticipation regarding the amount and uses of capital expenditures for 2009;

•	our expectations regarding the uses of repurchased stock;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our beliefs and plans regarding our liquidity and cash balances;

•	our beliefs regarding the merits of our position in our Japan customs dispute;

•	our belief that modifications to our business structure in Japan and in the United States will eliminate any further customs valuation disputes with respect to product imports in Japan;

•	our expectations regarding critical accounting policies and recent accounting pronouncements; and

•	our beliefs and expectations regarding the impact of seasonal and cyclical factors and trends.

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

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-K and amendments thereto (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

        (a) Global economic conditions have been challenging over the past year.  Consumer confidence and spending have declined drastically and the global credit crisis has limited access to capital for many companies.  Although we have continued to see growth in many of our markets during this period, the economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or continue to worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors’ ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition. Although we have historically met our funding needs utilizing cash flow from operations, no assurances can be given that we will not need to obtain additional equity or debt financing and that such financing will be available to us on terms that are favorable.

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

        (d) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us. We have experienced an increase in complaints and inquiries to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training and restructuring our compliance group in Japan. We have also been in contact with general consumer centers in Japan, one of which recently sent us a written warning that we needed to reduce the number of complaints and inquiries being filed with that consumer protection center. If consumer complaints escalate to a government review or, if the current level of complaints does not improve, regulators could take action against us. In addition, in Fall 2009, Japan will be implementing a national organization of consumer protection centers, which may increase scrutiny of our business and industry.

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

        (h) There have been a series of third party actions and governmental actions involving some of our competitors in the direct selling industry. These actions have generated negative publicity for the industry and likely have resulted in increased regulatory scrutiny of other companies in the industry. There can be no assurance that similar allegations will not be made against us. In addition, adverse rulings in cases involving our competitors could harm our business if they create adverse publicity or interpret laws in a manner inconsistent with our current business practices.

        (i) We recently implemented compensation plan modifications in most of our markets.  Although initial results of these modifications have been generally positive, the size of our distributor force and the complexity of our compensation plans make it difficult to predict whether such changes will achieve their desired long-term results. There are risks that the compensation plan modifications will not be well received or achieve desired long-term results and that the transition could have a negative impact on revenue. If our distributors fail to adapt to these changes or find them unattractive, our business could be harmed.

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

        (l) Our revenue was negatively impacted in 2003 by the SARS epidemic that hit Asia during that year. More recently, human cases of swine flu, originating in Latin America, have been identified as potential global health risks. It is difficult to predict the impact on our business, if any, of a recurrence of SARS, or the emergence of new epidemics, such as avian flu or swine flu. Although such events could generate increased sales of health and immune supplements and certain personal care products, our direct selling and retail activities and results of operations could be harmed if the fear of any communicable and rapidly spreading disease results in travel restrictions or causes people to avoid group meetings or gatherings or interaction with other people.

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

        (m) Production difficulties and quality control problems could harm our business, in particular our reliance on third party suppliers to deliver quality products in a timely manner. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

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

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of June 30, 2009.

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

        No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2008 fiscal year and subsequent Quarterly Report on Form 10-Q, for information regarding the status of certain legal proceedings.

ITEM 1A.	RISK FACTORS

        Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2008 fiscal year and subsequent Quarterly Report on Form 10-Q, for a detailed discussion of risks associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 - 30, 2009	1,000	$ 10.15	1,000	$ 81.6
May 1 - 31, 2009	191,970	$ 13.83	191,970	$ 79.0
June 1 - 30, 2009	89,600	$ 14.14	89,600	$ 77.7
Total	282,570

(1)

In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $335.0 million is currently authorized. As of June 30, 2009, we had repurchased approximately $257.3 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on May 18, 2009. At the Annual Meeting of Stockholders eleven directors were elected to serve as our directors until the next annual meeting of stockholders or until their successors are duly elected. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management’s director nominees. The figures reported reflect votes cast by holders of our Class A common stock. Each share of Class A common stock entitles its holder to one vote.

                The directors received the following votes: 52,808,790 shares were voted for Blake M. Roney (1,910,831 withheld); 53,912,362 shares were voted for M. Truman Hunt (807,259 withheld); 52,827,058 shares were voted for Sandra N. Tillotson (1,892,563 withheld); 43,255,774 shares were voted for Jake Garn (11,463,847 withheld); 53,951,541 shares were voted for Daniel W. Campbell (768,080 withheld); 39,596,520 shares were voted for Andrew D. Lipman (15,123,101 withheld); 51,345,817 shares were voted for Steven J. Lund (3,373,804 withheld); 44,642,507 shares were voted for Patricia Negrón (10,077,114 withheld); 54,049,821 shares were voted for Nevin N. Andersen (669,800 withheld); 54,051,263 shares were voted for Thomas R. Pisano (668,358 withheld); and 44,635,392 shares were voted for David D. Ussery (10,084,229 withheld).

                The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009, with 53,510,297 votes being cast for, 1,175,365 votes being cast against, 33,957 abstentions and no broker non-votes.

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

August 7, 2008	NU SKIN ENTERPRISES, INC. By: /s/ Ritch N. Wood Ritch N. Wood Its: Chief Financial Officer and Duly Authorized Officer