Form 10-Q
period 2009-09-30
NU SKIN ENTERPRISES INC
filed 2009-11-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

As of October 31, 2009, 62,726,088 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2009 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

Nu Skin and Pharmanex are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.
The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$ 160,639	$ 114,586
Accounts receivable	20,898	16,496
Inventories, net	109,136	114,378
Prepaid expenses and other	46,855	44,944
	337,528	290,404

Property and equipment, net	76,644	82,336
Goodwill	112,446	112,446
Other intangible assets, net	84,064	87,888
Other assets	130,276	136,698
Total assets	$ 740,958	$ 709,772

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 16,547	$ 20,378
Accrued expenses	130,640	115,794
Current portion of long-term debt	36,126	30,196
	183,313	166,368

Long-term debt	139,030	158,760
Other liabilities	68,329	68,464
Total liabilities	390,672	393,592

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001
par value, 90.6 million shares issued	91	91
Additional paid-in capital	225,277	218,928
Treasury stock, at cost - 27.9 million and 27.2 million shares	(428,684)	(417,017)
Retained earnings	621,995	584,239
Accumulated other comprehensive loss	(68,393)	(70,061)
	350,286	316,180
Total liabilities and stockholders' equity	$ 740,958	$ 709,772

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$ 334,242	$ 310,266	$ 953,005	$ 930,068

Cost of sales	62,108	56,917	176,551	170,433

Gross profit	272,134	253,349	776,454	759,635

Operating expenses:
Selling expenses	137,916	132,217	395,710	397,113
General and administrative expenses	92,463	90,880	273,440	275,915
Restructuring charges	812	—	11,759	—

Total operating expenses	231,191	223,097	680,909	673,028

Operating income	40,943	30,252	95,545	86,607
Other income (expense), net	(2,833)	(8,269)	(3,187)	(9,988)

Income before provision for income taxes	38,110	21,983	92,358	76,619
Provision for income taxes	12,539	5,223	32,832	25,769

Net income	$ 25,571	$ 16,760	$ 59,526	$ 50,850

Net income per share (Note 2):
Basic	$ .41	$ .26	$ .94	$ .80
Diluted	$ .40	$ .26	$ .93	$ .79

Weighted-average common shares
outstanding:
Basic	62,912	63,567	63,108	63,528
Diluted	63,885	64,206	63,803	64,224

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 59,526	$ 50,850
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	21,353	22,838
Foreign currency (gains)/losses	(1,862)	5,842
Stock-based compensation	6,400	5,908
Deferred taxes	7,832	(124)
Changes in operating assets and liabilities:
Accounts receivable	(3,990)	440
Inventories, net	7,011	(11,411)
Prepaid expenses and other	(3,582)	6,811
Other assets	(211)	537
Accounts payable	(1,129)	(6,025)
Accrued expenses	8,759	(10,902)
Other liabilities	2,572	(983)

Net cash provided by operating activities	102,679	63,781

Cash flows from investing activities:
Purchases of property and equipment	(12,067)	(11,980)
Proceeds from investment sales	—	19,135
Purchases of investments	—	(13,910)

Net cash used in investing activities	(12,067)	(6,755)

Cash flows from financing activities:
Exercises of employee stock options	1,660	3,654
Payment of cash dividends	(21,770)	(20,965)
Payments on debt financing	(14,520)	(19,604)
Income tax benefit of options exercised	52	221
Repurchases of shares of common stock	(13,697)	(3,594)

Net cash used in financing activities	(48,275)	(40,288)

Effect of exchange rate changes on cash	3,716	(2,789)

Net increase in cash and cash equivalents	46,053	13,949

Cash and cash equivalents, beginning of period	114,586	87,327

Cash and cash equivalents, end of period	$ 160,639	$ 101,276

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2009, and for the three- and nine-month periods ended September 30, 2009 and 2008. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2009 and 2008, other stock options totaling 4.3 million and 5.1 million, respectively, and for the nine-month periods ended September 30, 2009 and 2008, other stock options totaling 5.0 million and 4.9 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

Quarterly cash dividends of $7.2 million were paid on March 18, 2009, June 25, 2009 and September 16, 2009, to stockholders of record on February 27, 2009, June 15, 2009 and August 28, 2009, respectively. The Company’s board of directors recently declared a quarterly cash dividend of $0.115 per share for Class A common stock to be paid December 9, 2009 to stockholders of record on November 27, 2009.

4.	REPURCHASES OF COMMON STOCK

During the three- and nine-month periods ended September 30, 2009, the Company repurchased approximately 0.4 million and 0.9 million shares of its Class A common stock under its open market repurchase plan for approximately $7.7 million and $13.7 million, respectively. During the three- and nine-month periods ended September 30, 2008, the Company repurchased approximately 0.1 million and 0.2 million shares of its Class A common stock under its open market repurchase plan for approximately $1.6 million and $3.6 million, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2009 and 2008, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$ 25,571	$ 16,760	$ 59,526	$ 50,850

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,388	(2,440)	1,668	(3,455)

Comprehensive income	$ 26,959	$ 14,320	$ 61,194	$ 47,395

6.	SEGMENT INFORMATION

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

Revenue generated in each of these regions is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2009	2008	2009	2008
North Asia	$ 152,427	$ 142,759	$ 438,957	$ 443,218

Americas	61,312	57,294	181,968	164,963
Greater China	54,415	51,382	154,638	157,064
Europe (region)	33,759	29,884	92,606	83,162
South Asia/Pacific	32,329	28,947	84,836	81,661
Totals	$ 334,242	$ 310,266	$ 953,005	$ 930,068

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated by each of the Company’s three product lines is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2009	2008	2009	2008
Nu Skin	$ 185,310	$ 159,826	$ 530,609	$ 457,335

Pharmanex	145,750	146,565	412,818	459,910
Other	3,182	3,875	9,578	12,823
Totals	$ 334,242	$ 310,266	$ 953,005	$ 930,068

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2009	2008	2009	2008
Japan	$ 114,695	$ 104,466	$ 335,269	$ 323,507
United States	50,365	48,459	150,943	141,631
South Korea	37,732	38,293	103,688	119,711
Europe (region)	33,759	29,884	92,606	83,162
Taiwan	24,242	22,999	66,790	69,573
Mainland China	18,040	15,241	51,914	48,123

Long-lived assets:	September 30, 2009	December 31, 2008
Japan	$ 8,253	$ 9,891
United States	42,457	45,940
South Korea	2,005	2,007
Europe	3,089	3,050
Taiwan	1,776	2,220
Mainland China	10,914	10,747

7.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. As of September 30, 2009, the Company had net deferred tax assets of $66.3 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.	UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is currently under examination by the United States Internal Revenue Service (the "IRS") for the 2006 and 2007 tax years. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005. For the tax year 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years and may withdraw from the program at any time. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2002. Along with the IRS examination, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of these reviews are not yet determinable.

At December 31, 2008, the Company had $30.9 million in unrecognized tax benefits of which $5.8 million, if recognized, would affect the effective tax rate. The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. The Company anticipates that it is reasonably possible that the total amount of gross unrecognized tax benefits, net of foreign currency adjustments, could decrease in the range of $16 million to $22 million within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements. If these tax benefits are ultimately recognized, the impact to the Company's annual effective tax rate for 2009 and 2010, and the effective tax rate in the quarters in which the benefits are recognized would be impacted by approximately $3 million to $6 million. The amount of unrecognized tax benefits did not change significantly during the three months ended June 30, 2009.

9.	COMMITMENTS AND CONTINGENCIES

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Due to the international nature of the Company's business, it is subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which it conducts business throughout the world. As previously reported in the Company's Annual Report on Form 10-K filed on February 27, 2009, the Company is currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. The aggregate amount of those assessments is yen 2.7 billion Japanese (approximately $30.0 million as of September 30, 2009), net of any recovery of consumption taxes. The Company believes that the documentation and legal analysis supports its position and has taken action in the court system in Japan to overturn these assessments. The litigation on this matter is ongoing. In July 2005, the Company changed its operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation and valuation disputes. However, in October 2009 the Company received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 following an audit. The total amount of such assessments is yen 1.5 billion Japanese (approximately $16.7 million as of September 30, 2009), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following the Company's review of the assessments and after consulting with its legal and customs advisors, the Company strongly believes that the additional assessments are improper and are not supported by any legal or factual basis. The Company plans to file letters of protest and seek to have such additional assessments overturned or rescinded. At the request of Yokohama Customs authorities, the Company has prepared additional information for them to consider. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid it will be required to take a corresponding charge to its earnings.

In November 2008, the U.S. Internal Revenue Service began an audit of the Company's 2006 and 2007 tax years. The Company anticipates this audit will be completed by approximately the end of 2010.

10.	LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings. The following table summarizes the Company's long-term debt arrangements as of September 30, 2009:

Facility or Arrangement (1)	Original Principal Amount	Balance as of September 30, 2009(2)	Interest Rate	Repayment terms

2000 Japanese yen-denominated notes	yen 9.7 billion	yen 2.8 billion ($30.9 million as of September 30, 2009)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$10.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Facility or Arrangement (1)	Original Principal Amount	Balance as of September 30, 2009(2)	Interest Rate	Repayment terms

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments beginning January 2011.

Japanese yen denominated:	yen 3.1 billion	yen 2.2 billion ($24.8 million as of September 30, 2009)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	yen 2.3 billion	yen 2.3 billion ($25.2 million as of September 30, 2009)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	yen 2.2 billion	yen 2.2 billion ($24.2 million as of September 30, 2009)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)

The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $36.1 million and includes $15.4 million of the balance on the Company’s 2000 Japanese yen denominated notes, $5.0 million of the balance of the Company’s Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility and $15.7 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

11.	RESTRUCTURING CHARGES

During the first nine months of 2009, the Company recorded restructuring charges of $11.8 million, related to restructuring of its Japan operations, including an approximate 30% headcount reduction as well as facility relocations and closures. $7.2 million of these charges related to severance payments to terminated employees and $4.6 million related to facility relocation or closing costs. The Company anticipates that it will incur approximately $1 million in additional restructuring charges during the remainder of 2009 primarily related to facility relocations and closures in Japan.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

As of September 30, 2009, approximately $4.9 million remains accrued for anticipated payments of the severance charges during the fourth quarter of 2009. The majority of these severance charges are related to a voluntary employment reduction program. The restructuring charges for facility relocation or closing costs related to costs incurred during the first nine months of 2009 for leases terminated in that period.

12.	SUBSEQUENT EVENT

The Company performed an evaluation of subsequent events through November 9, 2009, the date the financial statements were issued. The following represent events subsequent to September 30, 2009:

As reported in our Annual Report on Form 10-K filed on February 27, 2009, and as presented in Note 9 of this report, the Company is currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005.

In October 2009, the Company received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 following an audit. The total amount of such assessments is yen 1.5 billion (approximately $16.7 million as of September 30, 2009), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following the Company’s review of the assessments and after consulting with its legal and customs advisors, the Company strongly believes that the additional assessments are improper and are not supported by any legal or factual basis. The Company plans to file letters of protest and seeks to have such additional assessments overturned or rescinded. At the request of Yokohama Customs authorities, the Company has prepared additional information for them to consider.

On October 1, 2009, the Company entered into a private shelf agreement (the “2009 PSA”) with the Prudential Investment Management, Inc. (“Prudential”). Under the terms of the Agreement, for a period of three years the Company may issue, and request that Prudential purchase, senior promissory notes (“Notes”) in an aggregate principal amount of up to $100 million. Prudential may then elect to purchase the Notes according to the request. All Notes will be secured by guarantees and pledges of certain Company subsidiaries.

On October 1, 2009, the Company also executed letter agreements (the “Letter Agreements”) regarding the: (i) Note Purchase Agreement dated October 12, 2000, between the Company and The Prudential Insurance Company of America, as amended (the “2000 NPA”); and the (iii) Private Shelf Agreement dated as of August 26, 2003, between the Company and Prudential, as amended (the “2003 PSA”). Pursuant to the Letter Agreements, the Company’s financial and other covenants under both the 2000 NPA and the 2003 PSA are replaced by the Company’s financial and other covenants under the 2009 PSA, as amended from time to time, subject to certain limited exceptions. The current effect of such Letter Agreement is to modify the net worth covenant under the prior agreements to conform them to the net worth covenant under the 2009 PSA.

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

Overview

        Our revenue for the three- and nine-month periods ended September 30, 2009 increased to $334.2 and $953.0 million compared to $310.3 million and $930.1 million in the prior-year period. Foreign currency exchange rate fluctuations impacted revenue positively by 1% and negatively by 3% for the three- and nine-month periods, respectively. Our revenue growth during the third quarter was largely the result of continued sales trend improvements in Japan and strong year-over-year local-currency growth in our South Korea, Southeast Asia, Europe, Taiwan, Mainland China and Latin America markets. Sales remained strong in both our personal care and nutritional supplement brands, including continued demand for the Galvanic Spa System II and ageLOC Galvanic Gels, our first products to incorporate ageLOC technology, as well as our LifePak products and TRA weight loss products. In October 2009, we held our global distributor convention in Los Angeles, where we introduced our ageLOC skin care system, a four product advanced skin care system designed to reduce the appearance of aging in the skin, to over 12,000 of our global distributors. Our distributors showed significant interest in this new ageLOC skin care system, with sales during a limited-time, pre-launch offering well in excess of our estimates. We plan to launch the product system in all of our markets during the first half of 2010.

        Earnings per share for the third quarter and first nine months of 2009 increased to $0.40 and $0.93, respectively, compared to $0.26 and $0.79 for the same periods in 2008. Our transformation efforts to streamline operations and operate more efficiently contributed to this growth in earnings. Earnings per share for the third quarter and first nine months of 2009 were negatively impacted by $0.8 million and $11.8 million, respectively, in planned restructuring charges (or $0.01 and $0.12 per share), primarily related to transformation efforts to streamline our operations in Japan. In addition, earnings per share were negatively impacted in 2008 due to $6.6 million in foreign currency losses compared to only $0.2 million in 2009.

        Revenue

        North Asia. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2009 and 2008 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Japan	$ 114.7	$ 104.5	10%	$ 335.3	$ 323.5	4%
South Korea	37.7	38.3	(2%)	103.7	119.7	(13%)
North Asia total	$ 152.4	$ 142.8	7%	$ 439.0	$ 443.2	(1%)

        Revenue in the region for the three- and nine-month periods ended September 30, 2009 was positively impacted approximately 6% and 1% by foreign currency exchange rate fluctuations due to a significant strengthening of the Japanese yen, which was partially offset by a weakening of the Korean won.

        Local-currency revenue in Japan declined 5% and 7% for the three- and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008, which was more than offset by the impact of a stronger yen. Active and executive distributor counts decreased 9% and 3%, respectively during the third quarter. Regulatory and media scrutiny of the industry and our focus on distributor compliance in response to this scrutiny continued to negatively affect our business. However, the decline was less in the third quarter than in previous quarters as the initiatives we have launched have begun to help strengthen our operations in this market. Revenue was also positively impacted by a successful product promotion during the quarter. We look forward to launching our new ageLOC anti-aging skin care serum in Japan in December 2009. Our pre-launch limited offering of the serum during the last part of October was well received.

        South Korea continued to experience local-currency revenue growth with local-currency revenue increasing 15% and 12% for the three- and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008. This growth was offset by a 16% weighted average weakening of the Korean won during the third quarter of 2009. As the Korean won continues to fluctuate, it may positively or negatively impact our results. The number of active and executive distributors in Korea increased 17% and 15%, respectively, compared to the prior-year period. We plan to launch our ageLOC skincare system in South Korea during the first quarter of 2010, which should have a positive impact on revenue.

        Americas. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2009 and 2008 for the Americas region and its principal markets (U.S. dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
United States	$ 50.4	$ 48.4	4%	$ 150.9	$ 141.6	7%
Canada	6.0	4.4	36%	16.7	11.8	42%
Latin America	4.9	4.5	9%	14.4	11.5	25%
Americas total	$ 61.3	$ 57.3	7%	$ 182.0	$ 164.9	10%

        Revenue in the United States for the three- and nine-month periods ended September 30, 2009 increased by 4% and 7%, respectively, compared to the prior-year periods, reflecting slightly slower growth than in recent quarters. This continued revenue growth is driven by strong interest in our highly demonstrable Galvanic Spa System II and ageLOC Galvanic Gels. We believe we may have seen some slowing in sales in the United States during the quarter as distributors anticipated the pre-launch of our ageLOC skin care system at our October convention. As indicated above, we experienced a positive response to a limited-time pre-launch offering of our new ageLOC anti-aging skin care system and will fully launch this new product line in the United States and other America markets in January of 2010. Active distributors in the United States decreased 4% and executive distributors increased 6% in the third quarter of 2009 compared to the same prior-year period.

        On a local-currency basis, revenue in Canada for the three- and nine-month periods ended September 30, 2009 increased 46% and 62%, respectively, compared to the same prior-year periods. Latin America local-currency revenue increased by 28% and 44% for the three- and nine-month periods ended September 30, 2009, respectively, over the same prior-year periods. Revenue continued to be driven primarily by the success of our Galvanic Spa System II and ageLOC gels in these markets. Our growth in Latin America is also attributed to our expansion into Venezuela in 2008 as well as the commencement of initial marketing efforts in Colombia during the second quarter of 2009.

        Greater China. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2009 and 2008 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Taiwan	$ 24.2	$ 23.0	5%	$ 66.8	$ 69.6	(4%)
Mainland China	18.1	15.2	19%	51.9	48.1	8%
Hong Kong	12.1	13.2	(8%)	35.9	39.4	(9%)
Greater China total	$ 54.4	$ 51.4	6%	$ 154.6	$ 157.1	(2%)

        Foreign currency exchange rate fluctuations negatively impacted revenue in this region by approximately 2% for both the three- and nine-month periods ending September 30, 2009.

        On a local-currency basis, revenue in Mainland China increased 18% and 6% in the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008. The year-over-year increase in revenue in Mainland China was the result of strong sales of the Galvanic Spa System II and successful sales initiatives. We continue to operate cautiously in this market as we focus our efforts on managing our sales force to ensure compliance with our policies and local regulations. The number of preferred customers in Mainland China decreased 38% and sales representatives increased 5%, compared to the prior-year period. The decrease in the preferred customer number was primarily due to the transition in our business model.

        Local-currency revenue in Taiwan was up 11% and 3% for the three- and nine-month periods ended September 30, 2009, respectively. Local-currency revenue in Hong Kong was down 8% and 9% for the three- and nine-month periods ended September 30, 2009, compared to the same prior-year periods, We believe that the third quarter revenue in Hong Kong in the prior year likely included sales of the Galvanic Spa System II to customers and sales employees from Mainland China for personal use prior to the launch of these products in Mainland China. The third quarter active and executive distributor counts in Taiwan were up 9% and 8% when compared to the prior-year period, while active distributors in Hong Kong were down 1% and executive distributors in Hong Kong were up 3% when compared with the same prior-year periods.

        Europe. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2009 and 2008 for Europe (U.S. dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Europe	$ 33.8	$ 29.9	13%	$ 92.6	$ 83.2	11%

        Regional results were negatively impacted 8% and 14% in the three- and nine-month periods by foreign currency fluctuations.

        We continued to experience strong growth throughout our European region driven by strong sales force leadership and sustained interest in our Galvanic Spa System II and our products supported by the Pharmanex BioPhotonic Scanner, particularly in Eastern Europe where we have recently expanded our business. We also began initial marketing activities in Turkey during the second quarter of 2009.

        South Asia/Pacific. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2009 and 2008 for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Singapore/Malaysia/Brunei	$ 13.4	$ 12.1	11%	$ 34.5	$ 33.4	3%
Thailand	10.3	9.0	14%	27.5	25.9	6%
Australia/New Zealand	3.8	3.5	9%	9.7	10.4	(7%)
Indonesia	2.9	2.4	21%	7.7	6.9	12%
Philippines	1.9	1.9	—	5.4	5.1	6%
South Asia/Pacific total	$ 32.3	$ 28.9	12%	$ 84.8	$ 81.7	4%

        Foreign currency exchange rate fluctuations negatively impacted revenue in South Asia/Pacific by 4% and 10%, respectively, in the three- and nine-month periods ended September 30, 2009 when compared to the same prior-year periods. Constant currency growth of 16% and 14% in the three- and nine-month periods in this region was driven by double-digit local-currency growth in Malaysia, Australia/New Zealand, Philippines, Thailand and Indonesia. Sales growth in this region was positively impacted by the launch of our TRA weight loss product in Malaysia, strong distributor leadership initiatives, as well as continued interest in our Galvanic Spa System II.

        Gross profit

        Gross profit as a percentage of revenue decreased to 81.4% and 81.5% for the three- and nine-month periods ended September 30, 2009 from 81.7% for the same periods in 2008. This decline is due primarily to shifting product mix, including increased sales of our Galvanic Spa System II, which has a slightly lower margin than other products.

        Selling expenses

        Selling expenses as a percentage of revenue decreased to 41.3% and 41.5% for the three- and nine-month periods ended September 30, 2009 from 42.6% and 42.7%, respectively, when compared with the same prior-year periods. This improvement was largely related to the Wealth Maximizer compensation plan adjustments implemented in most of our markets during the first nine months of 2009.

        General and administrative expenses

        General and administrative expenses as a percentage of revenue for the three- and nine-month periods ended September 30, 2009 decreased to 27.7% and 28.7% from 29.3% and 29.7% for the same periods in 2008. This improvement is largely the result of our business transformation efforts.

        Restructuring charges

        During the three- and nine-month periods ended September 30, 2009, we recorded restructuring charges of $0.8 million and $11.8 million, respectively, primarily related to restructuring in our Japan operations. We currently anticipate that we will incur approximately $1 million in additional restructuring charges during the remainder of 2009.

        Other income (expense), net

        Other income (expense), net for the three- and nine-month periods ended September 30, 2009 was approximately ($2.8) million and ($3.2) million compared to ($8.3) million and ($10.0) million for the same periods in 2008. Fluctuations in other income (expense), net are primarily due to foreign exchange fluctuations to the U.S. dollar on the translation of yen-based bank debt and other foreign denominated intercompany balances into U.S. dollars for financial reporting purposes. For the three-month period ended September 30, 2009, the other income (expense), net primarily related to interest expense.

        Provision for income taxes

         Provision for income taxes for the three- and nine-month periods ended September 30, 2009 was $12.5 million and $32.8 million of expense compared to $5.2 million and $25.8 million of expense for the same periods in 2008. The effective tax rate was lower for the three-month period ending September 30, 2008 than the comparable period in 2009 primarily because there was a larger decrease in the FIN 48 reserve related to the expiration of statutes of limitations with respect to uncertain tax positions in the third quarter of 2008. The effective tax rate was 32.9% and 35.5% of pre-tax income during the three- and nine-month periods ended September 30, 2009, compared to a rate of 23.8% and 33.6% in the same prior-year periods. We expect our tax rate for the year to be between 36% and 37%. However, due to the fluctuations in the timing of uncertain tax positions, we expect a shift in our tax rate during the fourth quarter. We expect our tax rate in the fourth quarter to be between 38% and 39%.

        Net income

        Net income for the three- and nine-month periods ended September 30, 2009 increased to $25.6 million and $59.5 million compared to $16.8 million and $50.9 million for the same prior-year periods based on the factors described above.

Liquidity and Capital Resources

        Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $102.7 million in cash from operations during the first nine months of 2009, compared to $63.8 million during the same period in 2008. We typically have relied on cash flow from operations to fund capital investments and dividends, and we have at times incurred long-term debt in order to fund strategic transactions and stock repurchases.

        As of September 30, 2009, working capital was $154.2 million, compared to $124.0 million as of December 31, 2008. Cash and cash equivalents at September 30, 2009 and December 31, 2008 were $160.6 million and $114.6 million, respectively. The increase in cash balances was primarily due to the increase in cash generated from operating activities. This increase in cash positively impacted our working capital.

        Capital expenditures in the first nine months of 2009 totaled $12.1 million, and we anticipate capital expenditures of approximately $25 million for 2009. These capital expenditures are primarily related to:

•	purchases of computer systems and software, including equipment and development costs; and

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China and walk-in centers in Japan.

        We currently have long-term debt pursuant to various credit facilities and other borrowings. The following table summarizes these long-term debt arrangements as of September 30, 2009:

Facility or Arrangement (1)	Original Principal Amount	Balance as of September 30, 2009(2)	Interest Rate	Repayment terms

2000 Japanese yen-denominated notes	yen 9.7 billion	yen 2.8 billion ($30.9 million as of September 30, 2009)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$10.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments beginning January 2011.

Japanese yen denominated:	yen 3.1 billion	yen 2.2 billion ($24.8 million as of September 30, 2009)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	yen 2.3 billion	yen 2.3 billion ($25.2 million as of September 30, 2009)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	yen 2.2 billion	yen 2.2 billion ($24.2 million as of September 30, 2009)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

(1)

Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries.

(2)

The current portion of our long-term debt (i.e. becoming due in the next 12 months) is $36.1 million and includes $15.4 million of the balance on our 2000 Japanese yen denominated notes, $5.0 million of the balance of our Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility and $15.7 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility.

        On October 1, 2009, we entered into a $100 million multi-currency uncommitted shelf agreement. All notes issued under this shelf facility will be secured by guarantees and pledges of certain our subsidiaries.  No notes were issued under this shelf facility as of October 31, 2009.

        Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first nine months of 2009, we repurchased approximately 0.9 million shares of Class A common stock under this program for approximately $13.7 million. At September 30, 2009, approximately $69.9 million was available for repurchases under the stock repurchase program.

        Quarterly cash dividends of $7.2 million were paid on March 18, 2009, June 25, 2009 and September 16, 2009 to stockholders of record on February 27, 2009, June 15, 2009 and August 28, 2009. Our board of directors recently declared a quarterly cash dividend of $0.115 per share for Class A common stock to be paid December 9, 2009 to stockholders of record on November 27, 2009. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

        Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world.  As previously reported in our Annual Report on Form 10-K filed on February 27, 2009, we are currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. The aggregate amount of those assessments is yen 2.7 billion Japanese (approximately $30.0 million as of September 30, 2009), net of any recovery of consumption taxes. We believe that the documentation and legal analysis supports our position and have taken action in the court system in Japan to overturn these assessments. The litigation on this matter is ongoing. In July 2005, we changed our operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation and valuation disputes. However, in October 2009 we received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 following an audit. The total amount of such assessments is yen 1.5 billion Japanese (approximately $16.7 million as of September 30, 2009), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following our review of the assessments and after consulting with our legal and customs advisors, we strongly believe that the additional assessments are improper and are not supported by any legal or factual basis. We plan to file letters of protest and seek to have such additional assessments overturned or rescinded. At the request of the Yokohama Customs, we have prepared additional information for them to consider. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

        In addition, we are currently being required to pay a higher rate of duties on all current imports, which we are similarly disputing. Because we believe that the higher rate being assessed is improper, we are currently planning on only expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional payment as a receivable on our books.

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

        Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world. Deferred tax assets and liabilities are created in this process. As of September 30, 2009, we had net deferred tax assets of $66.3 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses. When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

        At December 31, 2008, we had $30.9 million in unrecognized tax benefits of which $5.8 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2007, we had $31.9 million in unrecognized tax benefits of which $9.1 million, if recognized, would affect the effective tax rate. Our unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. We anticipate that it is reasonably possible that the total amount of gross unrecognized tax benefits, net of foreign currency adjustments, could decrease in the range of $16 million to $22 million within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements. If these tax benefits are ultimately recognized, the impact to our annual effective tax rate for 2009 and 2010, and the effective tax rate in the quarters in which the benefits are recognized would be impacted by approximately $3 million to $6 million. The amount of unrecognized tax benefits did not change significantly during the three months ended June 30, 2009.

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

        Intangible Assets. Acquired intangible assets may represent indefinite-lived assets, determinable-lived intangibles, or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level. We test individual indefinite-lived intangibles at least annually by reviewing the individual book values compared to the fair value.  Considerable management judgment is necessary to measure fair value. We did not recognize any impairment charges for goodwill or intangible assets during the periods presented.

        Stock-Based Compensation. All share-based payments to employees are recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options. Stock based compensation expense is recognized net of any estimated forfeitures on a straight-line basis over the requisite service period of the award.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (the “FASB”) voted to approve the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification was effective for the Company commencing July 1, 2009. The FASB Codification does not change U.S. generally accepted accounting principles, but combines all authoritative standards into a comprehensive online database.

        Effective January 1, 2008, we adopted the interim disclosure provisions about the fair value of financial instruments as required by the Fair Value Measurements and Disclosures Topic of the Codification. These provisions require disclosures about the fair value of financial instruments, previously only required in annual financial statements, to be included in interim financial statements.

        Effective January 1, 2009, we adopted the fair value measurement provisions as required by the Fair Value Measurements and Disclosures Topic of Codification, as it relates to non-recurring, nonfinancial assets and liabilities. The adoption of these provisions did not have an impact on our Consolidated Financial Statements.

        Effective January 1, 2009, we adopted the provisions relating to the accounting for business combinations as required by the Business Combinations Topic of the Codification. These provisions will impact our financial statements both on the acquisition date and in subsequent periods and will be applied prospectively. The impact of adopting these provisions will depend on the nature and terms of future acquisitions.

        Effective January 1, 2009, we adopted the provisions for the accounting and reporting of noncontrolling interests in a subsidiary in consolidated financial statements as required by the Consolidations Topic of the Codification. These provisions recharacterize minority interests as noncontrolling interests and require noncontrolling interests to be classified as a component of shareholders’ equity. These provisions require retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption of these provisions did not have a material impact on our consolidated results of operations or financial condition.

        Effective January 1, 2009, we adopted enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance as required by the Derivatives and Hedging Topic of the Codification. The enhanced disclosures had no impact on our financial condition, results of operations or cash flows.

        Effective June 30, 2009, we adopted the subsequent event provisions of the Codification. These provisions provide guidance on management’s assessment of subsequent events. Management evaluated subsequent events through November 6, 2009, which is the date the financial statements were available to be issued. The adoption of these provisions did not have an impact on our Consolidated Financial Statements.

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

	As of September 30, 2009		As of September 30, 2008
Region:	Active	Executive	Active	Executive
North Asia	318,000	13,705	323,000	13,453
Americas	170,000	5,442	171,000	4,934
Greater China	105,000	6,705	123,000	6,338
Europe	90,000	3,184	76,000	2,827
South Asia/Pacific	71,000	2,791	68,000	2,338
Total	754,000	31,827	761,000	29,890

Currency Risk and Exchange Rate Information

        A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from Japan, any weakening of the yen negatively impacts reported revenue and profits, whereas a strengthening of the yen positively impacts our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operation or financial condition. However, based on current exchange rate levels, we anticipate that foreign currency fluctuations will have a positive year-over-year impact on reported revenue for the remainder of 2009.

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

Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize. These forward-looking statements include, but are not limited to, statements concerning:

•	our expectations regarding our initiatives, strategies, product development and launches, restructuring efforts and other innovations;

•	our expectations regarding the impact of foreign currency fluctuations and our efforts to reduce our exposure to such fluctuations;

•	our expectations regarding the cost, timing and impact of our restructuring efforts;

•	our expectations regarding our tax rate;

•	our anticipation regarding the amount and uses of capital expenditures for 2009;

•	our expectations regarding the uses of repurchased stock;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our beliefs and plans regarding our liquidity and cash balances;

•	our beliefs regarding the merits of our position in our Japan customs dispute;

•	our belief that the additional duties and penalties recently assessed by Yokohama Customs are improper and are not supported by any legal or factual basis;

•	our expectations regarding critical accounting policies and recent accounting pronouncements; and

•	our beliefs and expectations regarding the impact of seasonal and cyclical factors and trends.

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

        We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated. Reference is made to the risks and uncertainties described below and in our Annual Report on Form 10-K and amendments thereto (which contains a more detailed discussion of the risks and uncertainties related to our business). We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law. Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

        (a) Global economic conditions have been challenging over the past year.  Consumer confidence and spending have declined drastically and the global credit crisis has limited access to capital for many companies.  Although we have continued to see growth in many of our markets during this period, the economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or continue to worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors’ ability to quality for or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition. Although we have historically met our funding needs utilizing cash flow from operations, no assurances can be given that we will not need to obtain additional equity or debt financing and that such financing will be available to us on terms that are favorable.

        (b) Due to the international nature of our business, we are exposed to the fluctuations of numerous currencies. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. Our results could be negatively impacted if the U.S. dollar strengthens relative to these currencies.

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

        (d) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us. We have experienced an increase in complaints and general inquiries to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training and restructuring our compliance group in Japan. We have also been in contact with general consumer centers in Japan, one of which recently sent us a verbal warning that we needed to reduce the number of complaints and inquiries being filed with that consumer protection center. Although we have taken steps to address these issues, if consumer complaints escalate to a government review or, if the current level of complaints does not improve, regulators could take action against us. Japan is currently implementing a national organization of consumer protection centers, which may increase scrutiny of our business and industry.

        (e) Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and fines being paid in some cases. Even though we have obtained direct selling licenses in a limited number of provinces, government regulators continue to scrutinize our activities and the activities of our employed sales representatives, contractual sales promoters and direct sellers to monitor our compliance with applicable regulations as we integrate direct selling into our business model. Any determination that our operations or activities, or the activities of our employed sales representatives, contractual sales promoters or direct sellers, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, all of which could harm our business.

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

        (h) There have been a series of third party actions and governmental actions involving some of our competitors in the direct selling industry. These actions have generated negative publicity for the industry and likely have resulted in increased regulatory scrutiny of other companies in the industry. In addition, we have received notice from Belgium authorities claiming we have violated the anti-pyramid regulations in that market. Adverse rulings in any of these cases could harm our business if they create adverse publicity or interpret laws in a manner inconsistent with our current business practices.

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

        (l) Our revenue was negatively impacted in 2003 by the SARS epidemic that hit Asia during that year. More recently, human cases of H1N1 flu, originating in Latin America, have been identified as potential global health risks. It is difficult to predict the impact on our business, if any, of a recurrence of SARS, or the emergence of new epidemics, such as avian flu or H1N1 flu. Although such events could generate increased sales of health and immune supplements and certain personal care products, our direct selling and retail activities and results of operations could be harmed if the fear of any communicable and rapidly spreading disease results in travel restrictions or causes people to avoid group meetings or gatherings or interaction with other people.

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

        (m) Production difficulties and quality control problems could harm our business, in particular our reliance on third party suppliers to deliver quality products in a timely manner. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products. We recently experienced unprecedented demand for our limited offering of our new ageLOC product system. In addition this is the first time that we are launching a product globally on such a condensed launch schedule, which has added increased pressure on our supply chain. If we are not able to accurately forecast sales levels on a market by market basis, or are unable to produce a sufficient supply to meet such demand globally, we could have stockouts which could negatively impact enthusiasm of our distributors.

        (n) Historically, most of our products have been imported from the United States into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. We may be subject to prospective or retrospective increases in duties on our products imported into our markets outside of the United States, which could adversely impact our results. We recently received a new assessment from Yokohama Customs in Japan as described above under the heading “Liquidity and Capital Resources” on page 17. If we are not able to resolve this assessment or if we lose the litigation with respect to our previous assessment, we will be required to take a large charge to earnings. In addition, our current duty rates in Japan would lower our gross margins.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled “Currency Risk and Exchange Rate Information” in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation” of Part I.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of September 30, 2009.

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

        No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2008 fiscal year and subsequent Quarterly Reports on Form 10-Q, for information regarding the status of certain legal proceedings.

ITEM 1A.	RISK FACTORS

        Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2008 fiscal year and subsequent Quarterly Reports on Form 10-Q, for a detailed discussion of risks associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 - 31, 2009	44,300		$ 15.14	44,300	$ 77.0
August 1 - 31, 2009	166,173		$ 17.67	165,502	$ 74.1
September 1 - 30, 2009	236,690		$ 17.52	236,476	$ 69.9
Total	447,163	(2)

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $335.0 million is currently authorized. As of September 30, 2009, we had repurchased approximately $265.1 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)	We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market. These shares were awarded or acquired in connection with our initial public offering in 1996. Of the shares listed in this column, 671 shares in August at an average price per share of $18.01 and 214 shares in September at an average price per share of $18.08, relate to repurchases from such employees and distributors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        On November 9, 2009, Nu Skin Enterprises, Inc. (the "Company") entered into a new employment agreement (the "Agreement") with Joseph Chang, which sets forth the terms and provisions governing Mr. Chang's employment as Chief Scientific Officer and Executive Vice President, Product Development. The terms of the Agreement were reviewed and approved by the Compensation Committee of the Board of Directors on November 9, 2006. The following summarized the material changes from his prior employment agreement:

        Base salary: Mr. Chang's salary will be increased from $500,000 annually to $525,000 annually, effective January 1, 2010.

        Retention bonus: In addition to the retention bonus of $400,000 that is to be paid to Mr. Chang at the end of 2009 pursuant to the terms of his prior employment agreement, so long as Mr. Chang remains employed as of the end of each applicable year, he will be entitled to an annual retention bonus as follows:

Year ending December 31:
2010:        $250,000 minus amount of cash incentive bonuses earned
2011:        $250,000 minus amount of cash incentive bonuses earned
2012:        $250,000 minus amount of cash incentive bonuses earned
2013:        $300,000 minus amount of cash incentive bonuses earned
2014:        $300,000 minus amount of cash incentive bonuses earned

        For example, if Mr. Chang remained employed as of December 31, 2010 and earned $100,000 in cash incentive bonuses, the amount of the retention bonus that would be payable to Mr. Chang would be $150,000 ($250,000 minus $100,000)

        Restricted Stock Unit Award: Mr. Chang will receive 50,000 restricted stock units that will vest in five equal installments beginning on December 31, 2010 and on December 31st in each year thereafter.

        Stock Awards: Under the prior agreement, upon a change of control during Mr. Chang's employment, all unvested options would have immediately vested. Under the new employment agreement, the unvested options and other equity awards will vest in connection with a change of control only if Mr. Chang's employment is terminated other than for cause or of he terminates his employment for good reason.

        The foregoing does not constitute a complete summary of the terms of the Agreement, and reference is made to the complete text of the Agreement, which is attached hereto as Exhibit 10.2.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Ninth Amendment to Credit Agreement, dated as of August 25, 2009, among the Company, various financial institutions and JPMorgan Chase Bank, N.A. (as successor to Bank One, NA) as successor administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 31, 2009).

10.2	Joseph Y. Chang Employment Agreement dated November 9, 2009 between Mr. Chang and the Company.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2009	NU SKIN ENTERPRISES, INC. By: /s/ Ritch N. Wood Ritch N. Wood Its: Chief Financial Officer and Duly Authorized Officer