Form 10-K
period 2009-12-31
NU SKIN ENTERPRISES INC
filed 2010-03-01
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO UT 84601	(IRS Employer Identification No.)
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (801) 345-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A common stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☑   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐    No   ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☑

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $753.0 million.  All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock, other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of February 12, 2010, 62,396,343 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference.  Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end are incorporated by reference in Part III of this report.

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

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars.

Nu Skin, Pharmanex and AgeLOC are our trademarks.  The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

All references to our “distributors” in this Annual Report on Form 10-K include our independent distributors and preferred customers, and our sales employees and contractual sales promoters in China. All references to “executive distributors” include our independent distributors and China sales employees who have completed certain qualification requirements.

PART I

ITEM 1.                 BUSINESS

Overview

We are a leading, global direct selling company with operations in 50 markets worldwide.  We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex brands, respectively.  We strive to secure competitive advantage in four key areas: our people, our products, the culture we promote, and the business opportunities we offer.  In 2009, our 25th year of operations, we posted record revenue of $1.33 billion.  Revenue in 2009 grew 7% based on the success of strong product innovation and distributor initiatives.

As of December 31, 2009, we had a global network of over 761,000 active distributors.  Approximately 33,000 of our distributors were qualified sales leaders we refer to as “executive distributors.”  Our executive distributors play a critical leadership role in the growth and development of our business.

Approximately 84% of our 2009 revenue came from our markets outside of the United States.  While we have become more geographically diverse over the past decade, Japan, our largest revenue market, accounted for approximately 35% of our 2009 total revenue.  Due to the size of our foreign operations, our results are often impacted positively or negatively by foreign currency fluctuations, particularly fluctuations in the Japanese yen.  In addition, our results are impacted by global economic, political, demographic and business trends and conditions.

Our business is subject to various laws and regulations globally, particularly with respect to our product categories as well as our direct selling distribution channel, sometimes referred to as “network marketing” or “multi-level marketing”.  Accordingly, we face certain risks, including risks associated with potential improper activities of our distributors or any inability to obtain necessary product registrations.

Our Difference Demonstrated

Operating in the highly competitive direct selling, personal care and nutritional supplement industries, our success depends on our ability to attract and retain both distributors and consumers with our innovative products.  Our greatest competitive strengths continue to be found in our people, our products, our culture and our opportunity.

Our People.  We distribute all of our products exclusively through our distributors as opposed to retail stores or mail order catalogs.  Consequently, our most significant asset is our extensive global network of distributors who enable us to rapidly introduce products and penetrate our markets with little upfront promotional cost.  Our revenue is highly dependent upon the number and productivity of our distributors.  As of December 31, 2009, we had a global network of over 761,000 active distributors.   Approximately 33,000 of our distributors were executive distributors, who are most seriously pursuing the direct selling opportunity and play a critical leadership role for our network of distributors.

Our Products.  Compelling and innovative products are vital to our success as they help attract distributors and customers.  Our research and development team, including more than 75 in-house scientists, collaborate to create products with innovative features that deliver real results and benefits and improve people’s lives.  Our distributors use the innovative features of our products to build successful sales organizations and attract new customers.  Our product strategy is focused on anti-aging.  As aging is best addressed both externally and internally, we believe we are well positioned as one of the few companies that has successfully built brand equity and balanced revenue in both skin care and nutrition.  We currently offer a wide range of anti-aging products.  Our new ageLOC based products are formulated to target both the signs and the ultimate sources of aging.  We believe our ageLOC anti-aging platform will continue to bridge the categories of skin care and nutrition to deliver a unique, more comprehensive approach to anti-aging.

Our Culture.  From our inception over 25 years ago, Nu Skin Enterprises' mission has been to improve people's lives—through our quality products, our rewarding business opportunities and by promoting an uplifting and enriching culture.  Our mission statement encourages people to be a “force for good” in the world around them.  Our culture unites our distributors, customers and employees in innovative humanitarian efforts, the most significant of which are our Nourish the Children initiative that provides our distributors the ability to donate meals to starving children, and our Force for Good Foundation that supports many charitable causes that benefit children.  In short, we believe that people are attracted to organizations that focus on more than just financial incentives.  We encourage our distributors and our employees to live each day with an understanding that together we have the opportunity to make the world a better place.

Our Opportunity.  We provide individuals with the opportunity to essentially operate their own business, with very little start-up cost. A distributor may build a sales organization and customer base in any country where we conduct business.  To attract and retain the most capable sales leaders, we are committed to providing a generous and compelling distributor compensation plan. Historically, our distributor compensation plan has paid out to distributors approximately 42% of commissionable sales. We believe this level of payout is among the most generous compensation plans in direct selling.  Periodically, we refine our plan and add enhancements to help our distributors grow their businesses.  We also offer incentive trips and recognition events for distributors that reach key levels in our compensation plan.  In addition, we have continued to expand and promote product subscription and loyalty programs that provide incentives for customers who commit to purchase a set amount of products on a recurring basis.

Our Product Categories

We have two primary product categories, each operating under its own brand.  We market our premium-quality personal care products under the Nu Skin brand and our science-based nutritional supplements under the Pharmanex brand.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin, Pharmanex, and other products and services for the years ended December 31, 2007, 2008, and 2009.  This table should be read in conjunction with the information presented in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)

	Year Ended December 31,
Product Category	2007		2008		2009

Nu Skin	$498.5	43.0%	$633.4	50.8%	$752.7	56.5%

Pharmanex	634.2	54.8	597.7	47.9	565.6	42.5

Other	25.0	2.2	16.5	1.3	12.8	1.0

	$1,157.7	100.0%	$1,247.6	100.0%	$1,331.1	100.0%

(1)
In 2009, 84% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates.  Foreign currency fluctuations had no material impact on reported revenue in 2009 compared to 2008.  Foreign currency fluctuations negatively impacted reported revenue by approximately 3% in 2008 compared to 2007.

Nu Skin.  Nu Skin is the brand of our original product line and offers premium-quality anti-aging personal care products.  Our strategy is to leverage our network marketing distribution model to establish Nu Skin as an innovative leader in the anti-aging personal care market.  We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients.

Our new ageLOC anti-aging skin care products are designed to target both the signs and the ultimate sources of aging.  Research for our ageLOC platform has identified and targeted what we call Youth Gene Clusters, functional groups of genes that regulate how we appear to age.  We incorporate this research into ageLOC products that have been demonstrated to support and reset Youth Gene Clusters to function in more youthful patterns of activity.  Our ageLOC products provide both corrective and preventative benefits in preserving youth and in reducing the signs of aging.

Another innovative product that positively impacted our revenue growth over the past four years is the Galvanic Spa System. The Galvanic Spa instrument emits a very mild electrical current. When the Galvanic Spa System is used to apply products that carry either positively or negatively charged active ingredients, product efficacy improves dramatically. The Galvanic Spa System is an ideal direct selling product because our distributors can easily demonstrate its benefits.  This helps them to recruit new customers and distributors.  Our Galvanic Spa System, Galvanic Spa Gels, and associated products accounted for approximately 19% of our total revenue and 33% of Nu Skin revenue in 2009.  In early 2010, we introduced an ageLOC Edition Galvanic Spa System II to capitalize on enthusiasm for ageLOC generally.  This newest spa is more user-friendly and improves the amount of ingredients delivered to the skin.  We plan to launch this improved ageLOC Edition Galvanic Spa System II to our distributor force globally in 2010.

The following table summarizes our Nu Skin product line by category:

Category	Description	Selected Products
Core Systems
Regardless of skin type, our core systems provide a solid foundation for our customers’ individual skin care needs.  Our systems are developed to target specific skin concerns and are made from ingredients scientifically proven to provide visible results for concerns ranging from aging to acne.
ageLOC Transformation ageLOC Future Serum ageLOC Elements Nu Skin 180º Anti-Aging Skin Therapy System Nu Skin Tri-Phasic White Nutricentials Nu Skin Clear Action Acne Medication System

Targeted Treatments
Our customized skin care line allows a customer to tailor product regimens that help deliver younger looking skin at any age.  The products are developed using cutting-edge ingredient technologies that target specific skin care needs.

ageLOC Edition Galvanic Spa System II
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
Body Bar Liquid Body Lufra Perennial Intense Body Moisturizer Dividends Men’s Care AP-24 Dental Care Nu Skin Renu Hair Mask

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

Baobab Body Butter
Sole Solution Foot Treatment
Calming Touch Soothing Skin Cream
Glacial Marine Mud
IceDancer Invigorating Leg Gel
Everglide Foaming Shave Gel
Ava puhi moni Shampoo
Epoch Baby Hibiscus Hair & Body Wash

Pharmanex.  We market a variety of anti-aging nutritional products under our Pharmanex brand.  Direct selling has proven to be an extremely effective method of marketing our high-quality nutritional supplements because our distributors can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings.  LifePak, our flagship line of micronutrient supplements, accounted for 18% of our total revenue and 43% of Pharmanex revenue in 2009.

Our strategy for our nutritional supplement business is to continue to introduce innovative, substantiated anti-aging products based on extensive research and development and quality manufacturing.  In addition, we provide tools such as our technologically advanced Pharmanex BioPhotonic Scanner to measure and demonstrate the positive impact of our key nutritional products.  In 2010, we plan to introduce our first ageLOC nutritional products designed to address the internal sources of aging.  We believe the addition of ageLOC nutritional products will continue to bridge the two key anti-aging categories of skin care and nutrition to deliver a unique, more comprehensive approach to anti-aging.

The following table summarizes our Pharmanex product line by category:

Category	Description	Selected Products
Nutritionals
Pharmanex nutritional products supply a broad spectrum of micronutrients that our bodies need as a foundation for a lifetime of optimal health.  Our LifePak family of products along with our g3 superfruit juice are the top-selling products in our nutritionals line.
LifePak family of products g3 juice

Solutions	Our targeted solutions supplements contain standardized levels of botanical and other active ingredients that are formulated for consumers to meet the demands of everyday life.	Tegreen 97 ReishiMax GLp MarineOmega Cholestin CordyMax Cs-4 Cortitrol Detox Formula Eye Formula

Weight Management	Our weight management products include supplements as well as meal replacement shakes.	The Right Approach (TRA) weight management system MyVictory! weight management program

Vitameal	A highly nutritious meal that can be purchased and donated through our Nourish the Children initiative to feed starving children or purchased for personal food storage.	Vitameal

Other.  We also offer a limited number of other products and services, including digital content storage, water purifiers and other household products.  We also have integrated technology into other areas of our business and offer advanced tools and services that help distributors establish an online presence and manage their business.  These “other” categories of products represented only a small percentage of our revenue in 2009 and will not likely be an area of focus in the next few years.

Sourcing and Production

Nu Skin.  In order to maintain high product quality, we acquire our ingredients and contract production of our proprietary products from suppliers and manufacturers that we believe are reliable, reputable and deliver high quality materials and service.  Our ageLOC Edition Galvanic Spa System II is procured from a single vendor who owns certain patent rights associated with such product.  We believe our agreements with this vendor are sufficiently long-term and exclusive.  However, to continue offering this product category following any termination of our relationship with this vendor, we would need to develop a new galvanic unit and source it from another supplier.  We also acquire ingredients and products from one other supplier that currently manufactures products representing approximately 30% of our Nu Skin personal care revenue in 2009.  We maintain a good relationship with our suppliers and do not anticipate that either party will terminate the relationship in the near term.  We also have ongoing relationships with secondary and tertiary suppliers.  Please refer to “Item 1A - Risk Factors” for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

We also established a production facility in Shanghai, where we currently manufacture our personal care products sold in China, as well as a small portion of product exported to select other markets. We believe that if the need arose, this plant could be expanded or other facilities could be built in China to produce larger amounts of inventory for export or as a back up to our existing supply chain.

Pharmanex.  Substantially all of our Pharmanex nutritional supplements and ingredients, including LifePak, are produced or provided by third-party suppliers and manufacturers.  We rely on two partners for the majority of our Pharmanex products, one of which supplies products that represent approximately 35% of our nutritional supplement revenue while the other supplier manufactures products that represent approximately 20% of our nutritional supplement revenue in 2009.  In the event we become unable to source any products or ingredients from these suppliers or from other current vendors, we believe that we would be able to produce or replace those products or substitute ingredients without great difficulty or significant increases to our cost of goods sold.  Please refer to “Item 1A. – Risk Factors” for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.

We also maintain a facility in Zhejiang Province, China, where we produce some of our Pharmanex nutritional supplements for sale in China and herbal extracts used to produce Tegreen 97, ReishiMax GLp and other products sold globally.

Research and Development

We continually invest in our research and development capabilities.  Our research and development expenditures were $10.0 million, $9.6 million and $10.4 million in 2007, 2008 and 2009, respectively.  These amounts do not include salary and overhead expenses for our internal research and development activities.  Because of our commitment to product innovation, we plan to continue to commit resources to research and development in the future.  As we invest in our ageLOC platform of products, we expect an increase in our research and development expenditures over the next couple of years.

The Nu Skin Center for Anti-Aging Research, our primary research and testing laboratory located adjacent to our office complex in Provo, Utah, houses both Pharmanex and Nu Skin research facilities and professional and technical personnel.  We are currently in the preliminary planning phase of building a state-of-the-art innovation center adjacent to our corporate headquarters, a portion of which will be dedicated to research and development. We believe this facility will cost approximately $40 million and will take roughly two years to complete.  We also maintain research facilities in China.  Much of our Pharmanex research is conducted in China, where we benefit from a well-educated, low-cost, scientific labor pool that enables us to conduct research at a much lower cost than would be possible in the United States.

We have joint research projects with numerous independent scientists, including scientific advisory boards comprised of recognized authorities in related disciplines for each of our nutritional and personal care product categories. We also fund and collaborate on basic research projects with researchers from prominent universities and research institutions in the United States, Europe and Asia, whose staffs include scientists with basic research expertise in natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies.

In addition, we evaluate a significant number of product ideas for our Nu Skin and Pharmanex categories presented by outside sources.  We utilize strategic licensing and other relationships with vendors for access to directed research and development work for innovative and proprietary offerings.

Intellectual Property

Our major trademarks are registered in the United States and in each country where we operate or have plans to operate, and we consider trademark protection to be very important to our business.  Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC™, LifePak® and Galvanic Spa®.  In addition, a number of our products, including the ageLOC Edition Galvanic Spa System II and Pharmanex BioPhotonic Scanner, are based on proprietary technologies and formulations, some of which are patented or licensed from third parties.  We also rely on trade secret protection to protect our proprietary formulas and other proprietary information.

Geographic Sales Regions

We currently sell and distribute our products in 50 markets.  We have segregated our markets into five geographic regions:  North Asia, Americas, Greater China, Europe, and South Asia/Pacific.  The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
(U.S. dollars in millions)	2007		2008		2009

North Asia	$585.8	50%	$594.5	48%	$606.1	45%
Americas	188.3	16	223.9	18	260.9	20
Greater China	205.0	18	210.0	17	210.4	16
Europe	77.2	7	111.6	9	133.6	10
South Asia/Pacific	101.4	9	107.6	8	120.1	9
	$1,157.7	100%	$1,247.6	100%	$1,331.1	100%

Additional comparative revenue and related financial information is presented in the tables captioned “Segment Information” in Note 17 to our Consolidated Financial Statements.  The information from these tables is incorporated by reference in this Report.

North Asia.  The following table provides information on each of the markets in the North Asia region, including the year it opened, 2009 revenue, and the percentage of our total 2009 revenue for each market:

(U.S. dollars in millions)	Year Opened	2009 Revenue	Percentage of 2009 Revenue

Japan	1993	$461.9	35%
South Korea	1996	$144.2	11%

Japan is our largest market and accounted for approximately 35% of total revenue in 2009. We market most of our Nu Skin and Pharmanex products in Japan, along with a limited number of other offerings.  In addition, all product categories offer a limited number of locally developed products sold exclusively in our Japanese market. In December 2009, we introduced our ageLOC Future Serum.  In 2010, we plan to introduce the ageLOC Transformation skin care system and ageLOC products designed to address the internal sources of aging.

The direct selling environment in Japan continues to be difficult as the industry has been on the decline for several years and regulatory and media scrutiny have increased.  Please refer to “Government Regulation” and “Item 1A. – Risk Factors” for a discussion of risks and uncertainties associated with challenges in the Japan market.

In South Korea, we offer most of our Nu Skin and Pharmanex products, along with a limited number of other offerings. In 2010, we plan to introduce the ageLOC Transformation skin care system.

Americas.  The following table provides information on each of the markets in the Americas region, including the year opened, 2009 revenue, and the percentage of our total 2009 revenue for each market:

(U.S. dollars in millions)	Year Opened	2009 Revenue	Percentage of 2009 Revenue

United States	1984	$218.6	16%
Canada	1990	$23.5	2%
Latin America(1)	1994	$18.8	1%

(1)	Latin America includes Colombia, Costa Rica, El Salvador, Guatemala, Honduras, Mexico and Venezuela.

Substantially all of our Nu Skin and Pharmanex products, as well as limited other products and services, are available for sale in the United States.  In 2009, we introduced the ageLOC Transformation skin care system.  In 2010, we plan to begin introducing ageLOC products designed to address the internal sources of aging.  In 2009, we opened operations in Colombia.

Greater China.  The following table provides information on each of the markets in the Greater China region, including the year opened, 2009 revenue, and the percentage of our total 2009 revenue for each market:

(U.S. dollars in millions)	Year Opened	2009 Revenue	Percentage of 2009 Revenue

Taiwan	1992	$91.7	7%
China	2003	$71.1	5%
Hong Kong	1991	$47.6	4%

Our Hong Kong and Taiwan markets operate using our global direct selling business model and global compensation plan.  We offer a robust product offering of the majority of our Nu Skin and Pharmanex products and limited other products and services in Hong Kong and Taiwan, although one of our flagship Nu Skin products, the Galvanic Spa System II is not approved for sale in Taiwan. Approximately half of our revenue in these markets comes from orders through our monthly product subscription program, which has led to improved retention of customers and distributors and has helped streamline the ordering process.

In China, we sell many of our Nu Skin products and a locally produced value line of personal care products under the Scion brand name.  We also sell a select number of Pharmanex products, including our number one nutritional product, LifePak.

We currently are unable to fully operate under our global direct selling business model in China as a result of regulatory restrictions on direct selling activities in this market.  Consequently, we have developed a retail sales model that utilizes an employed sales force and contractual sales promoters to sell products through fixed locations that we are supplementing with a single level direct sales opportunity in those locations where we have obtained a direct sales license.  We rely on our sales force to market and sell products at the various retail locations supported by only minimal advertising and traditional promotional efforts.  Our retail model in China is largely based upon our ability to attract customers to our retail stores through our sales force, to educate them about our products through frequent training meetings, and to obtain repeat purchases.

We also continue to implement a direct sales opportunity that allows us to engage independent direct sellers who can sell products away from our retail stores.  We have received licenses and approvals to engage in direct selling activities in the municipalities of Shanghai, Beijing and in five cities in the Guangdong province, and we continue to work to obtain the necessary approvals in other locations in China.  The direct selling licenses allow us to engage an entry-level, non-employee sales force that can sell products away from fixed retail locations.  Our current direct sales model is structured in a manner that we believe is complementary to our existing retail sales model.

Europe.  The following table provides information on our Europe region, including the year opened, revenue for 2009, and the percentage of our total 2009 revenue for the region.

(U.S. dollars in millions)	Year Opened	2009 Revenue	Percentage of 2008 Revenue

Europe region(1)	1995	$133.6	10%

(1)
Europe includes Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Iceland, Israel, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Kingdom.

We currently operate and offer a full range of Nu Skin and Pharmanex products in 26 countries throughout Northern, Eastern, and Central Europe as well as in Israel and South Africa.  In 2010, we plan to introduce the ageLOC Transformation skin care system and ageLOC products designed to address the internal sources of aging in this region.  Various products and distributor tools have contributed to Europe’s recent success, including the Galvanic Spa System II, the Pharmanex BioPhotonic Scanner, and g3.  We have been experiencing strong growth in Central and Eastern European markets.  In 2009, we opened operations in Turkey.

South Asia/Pacific.  The following table provides information on each of the markets in the South Asia/Pacific region, including the year opened, 2009 revenue, and the percentage of our total 2009 revenue for each market:

(U.S. dollars in millions)	Year Opened	2009 Revenue	Percentage of 2009 Revenue

Singapore/Malaysia/Brunei	2000/2001/2004	$49.2	4%
Thailand	1997	$38.8	3%
Australia/New Zealand	1993	$14.2	1%
Indonesia	2005	$10.7	1%
Philippines	1998	$7.2	1%

We offer a majority of our Pharmanex and Nu Skin products in the South Asia/Pacific region.  In 2010, we plan to introduce the ageLOC Transformation skin care system and ageLOC products designed to address the internal sources of aging in this region.  Marketing initiatives in South Asia/Pacific have centered on monthly product subscription orders and the Galvanic Spa System II.

Distribution

Overview.  The foundation of our sales philosophy and distribution system is network marketing.  We sell our products through distributors who are not employees, except in China where we sell our products through employed retail sales representatives, contractual sales promoters and independent direct sellers.  Our distributors generally purchase products from us for resale to consumers and for personal consumption.  We also sell products directly to preferred customers at discounted monthly subscription prices.

Network marketing is an effective vehicle to distribute our products because:

•	distributors can educate consumers about our products in person, which we believe is more effective for premium-quality, differentiated products than using traditional advertising;

•	direct sales allow for actual product demonstrations and testing by potential customers;

•	there is greater opportunity for distributor and customer testimonials; and

•	as compared to other distribution methods, our distributors can provide customers higher levels of service and encourage repeat purchases.

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

“Executive distributors” under our global compensation plan must achieve and maintain specified personal and group sales volumes each month.  Once an individual becomes an executive distributor, he or she can begin to take advantage of the benefits of commission payments on personal and group sales volume.  As a result of direct selling restrictions in China, we have implemented a modified business model utilizing sales employees and contractual sales promoters in our retail stores in addition to independent direct sellers.  (See the discussion on China in “Geographic Sales Regions.”)

Our revenue is highly dependent upon the number and productivity of our distributors.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of distributors.  As of December 31, 2009, we had a global network of over 761,000 active distributors.  Approximately 33,000 of our distributors were executive distributors.  As of each of the dates indicated below, we had the following number of active and executive distributors in the referenced regions:  Our number of active distributors has historically fluctuated from year to year based on various factors, including our business model transition in China, efforts to train and discipline distributors in Japan and changes in promotions.

Total Number of Active and Executive Distributors by Region

	As of December 31, 2007		As of December 31, 2008		As of December 31, 2009
	Active	Executive	Active	Executive	Active	Executive

North Asia	335,000	14,845	326,000	13,937	319,000	14,144
Americas	158,000	4,588	171,000	4,876	171,000	5,522
Greater China	138,000	6,389	115,000	6,323	106,000	6,938
Europe	59,000	1,957	83,000	2,911	94,000	3,385
South Asia/Pacific	65,000	2,223	66,000	2,541	71,000	2,950
Total	755,000	30,002	761,000	30,588	761,000	32,939

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

Global Compensation Plan.  One of our competitive advantages is our global sales compensation plan.  Under our global compensation plan, a distributor is paid consolidated monthly commissions in the distributor’s home country, in local currency, for the distributor’s own product sales and for product sales in that distributor’s downline distributor network across all geographic markets.  Because of restrictions on direct selling in China, our sales employees and contractual sales promoters there do not participate in the global compensation plan, but are instead compensated according to a compensation model established for that market.

Commissions on the sale of an individual Nu Skin or Pharmanex product can exceed 50% of the wholesale price, except in a limited number of markets where commissions are limited by law. The actual commission payout percentage, however, varies depending on the number of distributors at each payout level within our global compensation plan.  Historically, our distributor compensation plan has paid out to distributors approximately 42% of commissionable sales. We believe that our commission payout as a percentage of total sales is among the most generous paid by major direct selling companies.

From time to time, we make modifications and enhancements to our global compensation plan to help motivate distributors.  In 2008 and 2009, we successfully launched modifications to our compensation plan worldwide designed to improve commission payments early in the distributor lifecycle.  In addition, we evaluate a limited number of distributor requests on a monthly basis for exceptions to the terms and conditions of the global compensation plan, including volume requirements.  While our general policy is to discourage exceptions, we believe that the flexibility to grant exceptions is critical in retaining distributor loyalty and dedication and we make exceptions in limited cases as necessary.

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

Payments.  Distributors generally pay for products prior to shipment.  Accordingly, we carry minimal accounts receivable.  Distributors typically pay for products in cash, by wire transfer or by credit card.

Product Returns.  We believe we are among the most consumer-protective companies in the direct selling industry.  While the regulations and our operations vary somewhat from country to country, we generally follow a similar procedure for product returns.  For 30 days from the date of purchase, our product return policy generally allows a retail customer to return any Nu Skin or Pharmanex product to us directly or to the distributor through whom the product was purchased for a full refund.  After 30 days from the date of purchase, the end user’s return privilege is at the discretion of the distributor.  Our distributors can generally return unused products directly to us for a 90% refund for one year.  Through 2009, our experience with actual product returns averaged less than 5% of annual revenue.

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

Distributors must represent to us that their receipt of commissions is based on retail sales and substantial personal sales efforts.  We must also monitor sales aids used by distributors such as videotapes, audiotapes, brochures and promotional clothing to help ensure they comply with applicable laws and regulations.  Distributors may not use any form of media advertising to promote products.  Products may be promoted only by personal contact or by literature produced or approved by the company.  Distributors may not use our trademarks or other intellectual property without our consent.

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

Our Culture

From our inception over 25 years ago, Nu Skin Enterprises' mission has been to improve people's lives—through our quality products, our rewarding business opportunities and by promoting an uplifting and enriching culture.  Our mission statement encourages people to be a “force for good” in the world around them.  Our culture unites our distributors, customers and employees in innovative humanitarian efforts, the most significant of which are our Nourish the Children initiative that provides our distributors the ability to donate meals to starving children, and our Force for Good Foundation that supports many charitable causes that benefit children.  In short, we believe that people are attracted to organizations that focus on more than just financial incentives.  We encourage our distributors and our employees to live each day with an understanding that together we have the opportunity to make the world a better place.

Nourish the Children.  In 2002, we introduced an innovative humanitarian initiative, Nourish the Children, which applies the power of our distribution network to help address the problem of hunger and malnutrition.  We sell a highly nutritious meal replacement product under the brand, “VitaMeal,” and encourage our distributors, customers and employees to purchase VitaMeal and donate their purchase to charitable organizations that specialize in distributing food to alleviate famine and poverty.  Distributors earn commissions on sales of Vitameal to distributors in their downline and their customers. For every eight packages of VitaMeal purchased and donated, we donate an additional package.  Since 2002, our distributors, customers and employees have joined together to donate more than 150 million meals to malnourished children in various locations throughout the world.

Force for Good Foundation.  The original Force for Good campaign was introduced in conjunction with the Nu Skin Epoch product line in 1996. This unique brand of skin and hair care products was developed in partnership with the world's leading ethnobotanists.  A donation of 25 cents from the sale of each Epoch product was directed to preserve the environments, languages, lifestyles, and traditions of indigenous people around the world.  Today, the Force for Good Foundation provides support for charitable efforts throughout the globe, with a special emphasis on addressing the humanitarian needs of children.  Charitable projects supported by the Force for Good Foundation, our Company, our employees, and our distributors include helping to provide crucial heart surgeries for children in Southeast Asia and China, supporting schools for children in need, helping farmers in Malawi be trained to grow more crops to better support the needs of their families, and other projects.

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

Government Regulation

Direct Selling Activities.  Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries.  Laws and regulations in Japan, Korea and China are particularly restrictive and difficult.  These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high-pressure recruiting methods and/or do not involve legitimate products.  The laws and regulations in our current markets often:

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

Regulators in Japan have increased their scrutiny of our industry.  Several direct sellers in Japan have been penalized for actions of their distributors that violated applicable regulations, including one prominent international direct selling company that was suspended from sponsoring activities for three months in 2008, and another large Japanese direct selling company that was suspended from sponsoring activities for six months in 2009.  In addition, Japanese media has reported on increased political pressure on lawmakers supporting our industry.

We continue to experience a high level of general inquiries regarding our company and complaints to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training to our distributors and restructuring our compliance group in Japan.  We have seen improvements in some prefectures, but not in others.  In 2009, we received one written and one oral warning from Consumer Centers in two prefectures raising concerns about our distributor training and number of general inquiries and complaints.  We are implementing additional steps to reinforce our distributor education and training in Japan to help address these concerns.  If consumer complaints escalate to a government review or if the current level of complaints does not improve, there is an increased likelihood that regulators could take action against us or we could receive negative media attention, either of which could harm our business.

As a result of restrictions in China on direct selling activities, we have implemented a retail store model utilizing an employed sales force and contractual sales promoters, and we are currently integrating direct selling in our business model in this market pursuant to applicable direct selling regulations. The regulatory environment in China remains complex.  China’s direct selling and anti-pyramiding regulations are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent distributors. Our operations in China have attracted significant regulatory and media scrutiny since we expanded our operations there in January 2003. Regulations are subject to discretionary interpretation by municipal and provincial level regulators as well as local customs and practices. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clarity in the rules regarding direct selling activities and differences in customs and practices in each location.

Because of the Chinese government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies. At times, investigations and related actions by government regulators have impeded our ability to conduct business in certain locations, and have resulted in a few cases where we have paid fines.  In each of these cases, we have been allowed to recommence operations after the government’s investigation, and no material changes to our business model were required in connection with these fines and impediments. Please refer to “Item 1A. Risk Factors” for more information on the regulatory risks associated with our business in China.

The regulatory environment with respect to direct selling in China remains fluid and the process for obtaining the necessary governmental approvals to conduct direct selling continues to evolve.  The regulations and processes in some circumstances have been interpreted differently by different governmental authorities.   In order to expand our direct selling model into additional provinces we currently must obtain a series of approvals from the Departments of Commerce in such provinces, the Shanghai Department of Commerce (our supervisory authority), as well as the Departments of Commerce in each city and district in which we plan to operate.  We also are required to obtain the approval of the State Ministry of Commerce, which is the national governmental authority overseeing direct selling.  In addition, regulators are acting cautiously as they monitor the roll-out of direct selling, which has made the approval process take longer than we anticipated.  Please refer to “Item 1A. Risk Factors” for more information on the risks associated with our planned expansion of direct selling in China.

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

Our personal care products are subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter (OTC) drug. In the United States, regulation of cosmetics are under the jurisdiction of the FDA.  The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.”  Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  Conversely, a product will not be considered a cosmetic, but may be considered an (OTC) drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. A product’s intended use can be inferred from marketing or product claims.  The other markets in which we operate have similar regulations.  In Japan, the Ministry of Health, Labor and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan.  In Taiwan, all “medicated” cosmetic products require registration.  In China, personal care products are placed into one of two categories, “general” and “drug.”  Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies.  The product registration process in China for these products can take from nine to more than 18 months.  Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.  The sale of cosmetic products is regulated in the European Union under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

Our Pharmanex products are subject to various regulations promulgated by government agencies in the markets in which we operate.  In the United States, we generally market our nutritional products as conventional foods or dietary supplements.  The FDA has jurisdiction over this regulatory area.  Because these products are regulated under the Dietary Supplement and Health Education Act, we are generally not required to obtain regulatory approval prior to introducing a product into the United States market.  None of this infringes, however, upon the FDA’s power to remove from the market any product it determines to be unsafe or an unapproved drug.  In our foreign markets, the products are generally regulated by similar government agencies, such as the Ministry of Health, Labor and Welfare in Japan, the KFDA in South Korea, and the Department of Health in Taiwan.  We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes.  In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products.  China has some of the most restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory and clinical analysis by governmental authorities, and the product registration process for these products may take two years or more.  We market both “health foods” and “general foods” in China.  Our flagship product, LifePak, is currently marketed as a general food, as only two of the three main capsules having received “health food” classification.  Currently, “general foods” is not an approved category for direct selling; therefore, we will only market LifePak through our retail stores until final “health food” classification for LifePak is obtained for the other capsule.  Additionally, there is some risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification.  If government officials feel our categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in China in their current form.

The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.”  Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets.  In Japan, for example, if a specified ingredient is not listed as a “food” by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food.  We experience similar issues in our other markets.  This is particularly a problem in Europe where the regulations differ from country to country.  As a result, we must often modify the ingredients and/or the levels of ingredients in our products for certain markets.  In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our uses of certain ingredients altogether.  Because of negative publicity associated with some supplements, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In general, the regulatory environment is becoming more complex with increasingly strict regulations each year.

Effective June 2008, the U.S. Food and Drug Administration established regulations to require current good manufacturing practices (cGMP) for dietary supplements.  The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and supliers, designing and constructing manufacturing plants, and testing ingredients and finished products.  The regulations also include requirements for record keeping and handling consumer product complaints.  If dietary supplements contain contaminants or do not contain the dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded.  Our business is subject to additional FDA regulations, such as those implementing an adverse event reporting system (“AER’s”) effective December 2007, which requires us to document and track adverse events and report serious adverse events associated with consumers’ use of our products.  Compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are in compliance.

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

To date, we have not experienced any difficulty maintaining our import licenses.  However, due to the varied regulations governing the manufacture and sale of nutritional products in the various markets, we have found it necessary to reformulate many of our products or develop new products in order to comply with such local requirements.  In the United States, we are also subject to a consent decree with the FTC and various state regulatory agencies arising out of investigations that occurred in the early 1990s of certain alleged unsubstantiated product and earnings claims made by our distributors.  The consent decree requires us to, among other things, supplement our procedures to enforce our policies, not allow our distributors to make earnings representations without making certain average earnings disclosures, and not allow our distributors to make unsubstantiated product claims.  Compliance with the anti terrorism regulations of the US has caused some delays in customs but these situations have been resolved by working with the US customs officials and training our vendors and market staff in the guidelines.  The FTC recently approved, effective December 1, 2009, revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, that impose disclosure of typical results and any material connections between an endorser and the company they are endorsing.

We also develop technologically-advanced business tools designed to help our distributors effectively market our Nu Skin and Pharmanex products.  For example, during the last several years we have introduced our Pharmanex BioPhotonic Scanner in many of our markets around the world as well as our Galvanic Spa System. These tools are subject to the regulations of various health, consumer protection and other governmental authorities around the world.  These regulations vary from market to market and affect whether our business tools are required to be registered as medical devices, the claims that can be made with respect to these tools, who can use them, and where they can be used.  We have been subject to regulatory inquiries in the United States, Japan, and other countries with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device.  Any determination that medical device clearance is required for one of our tools could require us to expend significant time and resources in order to meet the stringent standards imposed on medical device companies or prevent us from marketing the product.  For example, we are not able to market the Galavanic Spa System in Taiwan or Colombia as a result of the regulatory restrictions in these markets.  We are also subject to regulatory constraints on the claims that can be made with respect to the use of our business tools.

Other Regulatory Issues.  As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the flow of funds between us and our subsidiaries and for product purchases, management services and contractual obligations, such as the payment of distributor commissions.

As is the case with most companies that operate in our product categories, we receive from time to time inquiries from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws.  Negative publicity resulting from inquiries into our operations by the United States and state government agencies in the early 1990s, stemming in part from alleged inappropriate product and earnings claims by distributors, and in the late 1990s resulting from adverse media attention in South Korea, harmed our business.

Employees

As of December 31, 2009, we had approximately 3,400 full- and part-time employees worldwide. This does not include approximately 2,600 individuals who were employed as sales representatives in our China operations.  We also had labor contracts with approximately 2,900 potential new sales representatives in China.  None of our employees are represented by a union or other collective bargaining group, except in China and a small number of employees in Japan.  We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

Available Information

Our Internet address is www.nuskinenterprises.com.  We make available free of charge on or through our Internet Website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330.  The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers

Our executive officers as of February 26, 2010, are as follows:

Name	Age	Position
Blake Roney	51	Chairman of the Board
Truman Hunt	50	President and Chief Executive Officer
Ritch Wood	44	Chief Financial Officer
Joe Chang	57	Chief Scientific Officer and Executive Vice President, Product Development
Dan Chard	45	President, Global Sales and Operations
Scott Schwerdt	52	President, Americas, Europe and South Pacific
Matthew Dorny	46	General Counsel and Secretary
Ashok Pahwa	54	Chief Marketing Officer

Set forth below is the business background of each of our executive officers.

Blake Roney founded our company in 1984 and served as its president through 1996.  Mr. Roney currently serves as the Chairman of the Board, a position he has held since our company became public in 1996. Mr. Roney is also a trustee of the Force for Good Foundation, a charitable organization that was established in 1996 by Mr. Roney and the other founders of our company to help encourage and drive the philanthropic efforts of our company, its employees, its distributors and its customers to enrich the lives of others. He received a B.S. degree from Brigham Young University.

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

Daniel Chard has served as President of Global Sales and Operations since May 2009.  Prior to serving in this position, Mr. Chard served as Executive Vice President of Distributor Success from February 2006 to May 2009 and President of Nu Skin Europe from April 2004 to February 2006.  Mr. Chard also served as Vice President of Marketing and Product Management of Big Planet, our technology products and services division, from May 2003 to April 2004 and as Senior Director of Marketing and Product Development at Pharmanex.  Prior to joining us in 1998, Mr. Chard worked in a variety of strategic marketing positions in the consumer products industry.  Mr. Chard holds a B.A. degree in Economics from Brigham Young University and an M.B.A. from the University of Minnesota.

Scott Schwerdt has served as President, Americas, Europe and South Pacific since February 2006.  Mr. Schwerdt served as Regional Vice President of North America and President of Nu Skin Enterprises United States, Inc. from May 2004 to February 2006.  Mr. Schwerdt previously served as the General Manager of our U.S. operations from May 2001 to May 2004.  Mr. Schwerdt joined our company in 1988 and has held various positions, including Vice President of North America/South Pacific Operations and Vice President of Europe.  Mr. Schwerdt received a B.A. degree in International Relations from Brigham Young University.

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

Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance in countries where we operate.  These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized.  Actual results and outcomes may differ materially from those discussed or anticipated.  We assume no responsibility or obligation to update these statements to reflect any changes.  The forward-looking statements and associated risks set forth herein relate to, among other things:

•	our plans and expectations regarding our initiatives, strategies, development and launch of new products, and other innovation efforts;

•	our expectations regarding our suppliers and our ability to replace them if needed;

•	our expectations and beliefs regarding government regulations of our industry and our ability to comply with such regulations;

•	our expectations and beliefs regarding our distributors and our compensation plan; and

•	our beliefs regarding the availability of qualified personnel.

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

Difficult economic conditions could harm our business.

Global economic conditions continue to be challenging.  Although there are signs of economic recovery, it is not possible for us to predict the extent and timing of any improvement in global economic conditions.  Even with continued growth in many of our markets during this period, the economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors' ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

Currency exchange rate fluctuations could impact our financial results.

In 2009, approximately 84% of our sales occurred in markets outside of the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, particularly the Japanese yen which accounted for approximately 35% of our 2009 revenue, our reported revenue, gross profit and net income will likely be reduced. Foreign currency fluctuations, particularly with respect to the Japanese yen given the amount of yen denominated debt on our balance sheet, can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

Because our Japanese operations account for a significant part of our business, continued weakness in our business operations in Japan could harm our business.

Approximately 35% of our 2009 revenue was generated in Japan. We have experienced local currency revenue declines in Japan over the last several years and continue to face challenges in this market. Although we have seen improving trends in Japan over the last several quarters, these trends may not continue or may reverse. Factors that could impact our results in the market include:

•	continued or increased levels of regulatory and media scrutiny and any regulatory actions taken by regulators, or any adoption of more restrictive regulations, in response to such scrutiny;

•	significant weakening of the Japanese yen;

•	increased regulatory constraints with respect to the claims we can make regarding the efficacy of products and tools, which could limit our ability to effectively market them;

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

Regulators in Japan have increased their scrutiny of the direct selling industry and our business in Japan could be harmed if we are not able to successfully limit the number of general inquires regarding our company and complaints received by consumer protection centers.

Regulators in Japan have increased their scrutiny of our industry. Several direct sellers in Japan have been penalized for actions of distributors that violated applicable regulations, including one prominent international direct selling company that was suspended from sponsoring activities for three months in 2008, and another large Japanese direct selling company that was suspended from sponsoring activities for six months in 2009. In addition, Japanese media has reported on increased political pressure on lawmakers supporting our industry.

We continue to experience a high level of general inquiries regarding our company and complaints to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training to distributors and restructuring our compliance group in Japan.  We have seen improvements in some prefectures, but not in others.  In 2009, we received one written and one oral warning from Consumer Centers in two prefectures raising concerns about our distributor training and number of general inquiries and complaints.  We are implementing additional steps to reinforce our distributor education and training in Japan to help address these concerns.  If consumer complaints escalate to a government review or if the current level of complaints does not improve, there is an increased likelihood that regulators could take action against us or we could receive negative media attention, either of which could harm our business.  Japan is currently implementing a national organization of consumer centers, which may increase scrutiny of our business and industry.

If we are unable to retain our existing distributors and recruit additional distributors, our revenue will not increase and may even decline.

We distribute almost all of our products through our distributors and we depend on them to generate virtually all of our revenue. Our distributors may terminate their services at any time, and, like most direct selling companies, we experience high turnover among distributors from year to year. Distributors who join to purchase our products for personal consumption or for short-term income goals frequently only stay with us for a short time. Executive distributors who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. As a result, in order to maintain sales and increase sales in the future, we need to continue to retain existing distributors and recruit additional distributors. To increase our revenue, we must increase the number of and/or the productivity of our distributors.

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

The number and productivity of our distributors could be harmed by several additional factors, including:

▪      any adverse publicity regarding us, our products, our distribution channel, or our competitors;

▪      lack of interest in, or the technical failure of, existing or new products;

▪	lack of a sponsoring story that generates interest for potential new distributors and effectively draws them into the business;

▪      any negative public perception of our products and their ingredients;

▪      any negative public perception of our distributors and direct selling businesses in general;

▪      our actions to enforce our policies and procedures;

▪      any regulatory actions or charges against us or others in our industry;

▪      general economic and business conditions; and

▪	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain distributors in such market.

Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business.

Distributor activities that violate applicable laws or regulations could result in government or third party actions against us, which could harm our business. Except in China, our distributors are not employees and act independently of us. We implement strict policies and procedures to ensure our distributors will comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. For example, product claims made by some of our distributors in 1990 and 1991 led to an investigation by the FTC in the United States, which resulted in our entering into a consent decree with the FTC. In addition, rulings by the South Korean FTC and by judicial authorities against us and other companies in South Korea indicate that vicarious liability may be imposed on us for the criminal activity of our distributors. In addition, we have seen some increase in sales aids and promotional material being produced by distributors and distributor groups in some markets which places an increased burden on us to monitor compliance of such materials and increases the risk of materials that violate our policies and applicable regulations. As we expand internationally, our distributors may attempt to anticipate which markets we will open in the future and may begin marketing and sponsoring activities in markets where we are not qualified to conduct business. If we are unable to address this issue, we could face fines or other legal action.

Laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in Japan, Korea and China are particularly restrictive and difficult. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

▪	impose order cancellations, product returns, inventory buy-backs and cooling-off rights for consumers and distributors;

▪	require us or our distributors to register with government agencies;

▪	impose caps on the amount of commissions we can pay; and/or

▪	require us to ensure that distributors are not being compensated based upon the recruitment of new distributors.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult and may require the devotion of significant resources on our part. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline. In addition, countries where we currently do business could change their laws or regulations to negatively affect or completely prohibit direct sales efforts.

Challenges to the form of our network marketing system or other regulatory compliance issues could harm our business.

We may be subject to challenges by government entities or private parties, including our distributors, to the form of our network marketing system or elements of our business. There has been an increase in government scrutiny of our industry in various markets, including Japan, China, Europe, and the United Kingdom. From time to time, we receive formal and informal inquiries from various government regulatory authorities about our business and our compliance with local laws and regulations. For example, we have received notice from Belgium authorities alleging that we have violated the anti-pyramid regulations in that market. Any regulatory or other challenges regarding us or others in our industry could harm our business if they create adverse publicity, increase scrutiny of our industry, detrimentally affect our efforts to recruit or motivate distributors and attract customers, or interpret laws in a manner inconsistent with our current business practices.

In the early 1990s, we entered into voluntary consent agreements with the FTC and a few state regulatory agencies relating to investigations of our distributors’ product claims and practices. These investigations centered on alleged unsubstantiated product and earnings claims made by some of our distributors. We believe that the negative publicity generated by this FTC action, as well as a subsequent action in the mid-1990s related to unsubstantiated product claims, harmed our business and results of operation in the United States. Pursuant to the consent decrees, we agreed, among other things, to supplement our procedures to enforce our policies, to not allow distributors to make earnings representations without making additional disclosures relating to average earnings and to not make, or allow our distributors to make, product claims that were not substantiated. We have taken various actions, including implementing a more generous inventory buy-back policy, publishing average distributor earnings information, supplementing our procedures for enforcing our policies, and reviewing distributor product sales aids, to address the issues raised by the FTC and state agencies in these investigations. As a result of the previous investigations, the FTC makes inquiries from time to time regarding our compliance with applicable laws and regulations and our consent decree. Any further actions by the FTC or other comparable state or federal regulatory agencies, in the United States or abroad, could have a further negative impact on us in the future. Because legal and regulatory requirements concerning our industry involve a high level of subjectivity and are inherently fact-based and subject to judicial interpretation, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former distributor.

Government regulations relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell these products and harm our business.

Our products and our related marketing and advertising efforts are subject to numerous domestic and foreign government agencies’ and authorities’ laws and extensive regulations, which govern the ingredients and products that may be marketed without registration as a drug and the claims, that may be made regarding such products. Many of these laws and regulations involve a high level of subjectivity and are inherently fact-based and subject to interpretation. If these laws and regulations restrict, inhibit or delay our ability to introduce or market our products or limit the claims we are able to make regarding our products, our business may be harmed. During recent years authorities’ enforcement activity and interpretation of these regulations suggest a greater allowance for scientific-based and substantiated claims when not involving specific drug or disease claims.  As a result, as companies have developed new and innovative products, there has been a trend towards more aggressive claims and the inclusion of greater science regarding the marketing of cosmetic and nutritional products. We believe in order to remain competitive we need to have similarly compelling claims.  Because there is a degree of subjectivity in determing whether materials or statements constitute product claims and whether they involve improper drug claims, our claims and our interpretation of applicable regulations may be challenged, which could harm our business.  This is a particular risk with respect to our ageLOC line of products based on our novel approach to these products and our focus on genes and sources of aging in both our scientific explanation for support of our products as well as our marketing claims.  If regulators take a more restrictive stance regarding such claims, alter their enforcement priorities, or determine that any of our claims violate applicable regulations, we could be fined or forced to modify our claims or stop selling a product.

New regulations governing the marketing and sale of nutritional supplements could harm our business.

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In several of our markets, including Europe, South Korea and Hong Kong, new regulations have been adopted or are likely to be adopted in the near-term that could impose new requirements, make changes in some classifications of supplements under the regulations, or limit the levels of ingredients we can include and claims we can make. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. In Europe for example, we are unable to market supplements that contain ingredients that were not marketed prior to May 1997 in Europe (“novel foods”) without going through an extensive registration and pre-market approval process. Europe is also expected to adopt additional regulations setting new limits on acceptable maximum levels of vitamins and minerals. In the United States, the FTC has recently approved, effective December 1, 2009, revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, that impose disclosure of typical results and any material connections between an endorser and the company they are endorsing. If we or our distributors fail to comply with these Guides the FTC could bring an enforcement action against us and we could be fined and/or forced to alter alter our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or requires us to reformulate our products.

If we are found not to be in compliance with Good Manufacturing Practices our operations could be harmed.

FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements for the nutritional supplement industry have recently gone into effect and require good manufacturing processes for us and our vendors and reporting of serious adverse events associated with consumer use of our products. Our operations could be harmed if regulatory authorities make determinations that we or our vendors are not in compliance with the new regulations. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are in compliance.

Our operations in China are subject to significant government scrutiny and may be harmed by the results of such scrutiny.

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

Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and fines being paid in some cases. Although we have now obtained direct selling licenses in a limited number of provinces, government regulators continue to scrutinize our activities and the activities of our sales employees, contractual sales promoters and direct sellers to monitor our compliance with applicable regulations as we integrate direct selling into our business model. We continue to be subject to government reviews and investigations. At times, complaints made by our sales representatives to the government have resulted in increased scrutiny by the government. Any determination that our operations or activities, or the activities of our sales employees, contractual sales promoters or direct sellers, are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores, obtain approvals for service centers or expand into new locations, all of which could harm our business.

If direct selling regulations in China are interpreted or enforced by government authorities in a manner that negatively impacts our retail business model or our dual business model there, our business in China could be harmed.

Chinese regulators have adopted anti-pyramiding and direct selling regulations that contain significant restrictions and limitations, including a restriction on multi-level compensation for independent distributors selling away from a fixed location. The regulations also impose various requirements on individuals before they can become direct sellers, including the passage of an examination, which are more burdensome than in our other markets and which could negatively impact the willingness of some people to sign up to become direct sellers. There continues to be some confusion and uncertainty as to the interpretation and enforcement of the regulations and their scope, and the specific types of restrictions and requirements imposed under them. Our business and our growth prospects would be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of sales employees, contractual sales promoters and direct sellers violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees and contractual sales promoters, including our use of the sales productivity of an individual and the group of individuals whom he or she trains and supervises in establishing salary and compensation, violates the restriction on multi-level compensation under the rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our business model, which includes retail stores, sales employees, contractual sales promoters and direct sellers.

If we are unable to obtain additional necessary national and local government approvals in China as quickly as we would like, our ability to expand our direct selling business and grow our business there could be negatively impacted.

We have completed the required national and local licensing process and commenced direct selling activities in Beijing and Shanghai, Shenzhen City and four cities in the Guangdong province. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve. As we are being required to work with such a large number of provincial, city, district and national government authorities, we have found that it is taking more time than anticipated to work through the approval process with these authorities. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in China makes it difficult to predict the timeline for obtaining these approvals. If the results of the government’s evaluation of our direct selling activities result in further delays in obtaining licenses elsewhere, or if the current processes for obtaining approvals are delayed further for any reason or are changed or are interpreted differently than currently understood, our ability to expand direct selling in China and our growth prospects in this market, could be negatively impacted.

Our compensation plan and business model for our distributors in China differs from other markets could harm our ability to grow our business in China.

The direct selling regulations in China impose various limitations and requirements, including a prohibition on multi-level compensation and a requirement that all distributors pass a required examination before becoming a distributor. The regulations also impose other restrictions on direct selling activities that differ from the regulations in our other markets. As a result, our direct selling compensation plan and business model for the direct sales component of our business differs from the model we use in other markets. There can be no assurance that these restrictions will not negatively impact our ability to provide an attractive business opportunity to distributors in this market and limit our ability to grow our business in this market. In addition, the regulations do not allow the sale of general foods through a direct selling business model.  Because some of our supplements, including LifePak, are currently marketed as general foods pending approval as health foods these products cannot currently be approved for sale through our direct selling channel.  Failure of these products to receive health food status or direct selling product approval in a timely manner could have a negative impact on our direct selling business.

The loss of suppliers or shortages in ingredients could harm our business.

We acquire ingredients and products from two suppliers that each currently manufactures a significant portion of our Nu Skin personal care products. In addition, we currently rely on two suppliers for a majority of Pharmanex nutritional supplement products. In the event we were to lose any of these suppliers and experience any difficulties in finding or transitioning to alternative suppliers, this could harm our business. In addition, we obtain some of our products from sole suppliers that own or control the product formulations, ingredients, or other intellectual property rights associated with such products. These products include our Galvanic Spa System II and True Face Essence products, two of our better selling products. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers. Some of our nutritional products, including g3 juice, incorporate natural products that are only harvested once a year and may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

Product diversion to certain markets, including China, may have a negative impact on our business.

From time to time, we see our product being sold through online or other distribution channels in certain markets.  Although the Company has taken steps to control this activity for products sold in China, this issue continues to be a significant challenge.  Product diversion causes confusion regarding our distribution channels and negatively impacts our distributors’ ability to retail our products. It also creates a negative impression regarding the viability of the business opportunity for our distributors and sales representatives, which can harm our ability to recruit new distributors and sales representatives. In addition, in some cases, product diversion schemes may also involve illegal importation, investment or other activities. If we are unable to effectively address this issue or if diversion increases, our business could be harmed.

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

If our Galvanic Spa System or Pharmanex BioPhotonic Scanner are determined to be a medical device in a particular geographic market or if our distributors use it for medical purposes, our ability to continue to market and distribute such tools could be harmed.

One of our strategies is to market unique and innovative products and tools that allow our distributors to distinguish our products, including the Galvanic Spa System and the Pharmanex BioPhotonic Scanner. We do not believe these products are medical devices and do not market them to our distributors as medical devices. In March 2003, the FDA questioned whether the Pharmanex BioPhotonic Scanner was a non-medical device. We subsequently filed an application with the FDA to have it affirmatively classified as a non-medical device. The FDA has not yet acted on our application. There are various factors that could determine whether a product is a medical device including the claims that we or our distributors make about it. We have faced similar uncertainties and regulatory issues in other markets with respect to the status of the Galvanic Spa System and the Pharmanex BioPhotonic Scanner as non-medical devices and the claims that can be made in using them. For example, we have faced regulatory inquiries in Japan, Korea, Singapore and Thailand regarding distributor claims with respect to the Pharmanex BioPhotonic Scanner. We have received similar inquiries regarding our Galvanic Spa System in Korea, Thailand and the United States. While we have successfully worked with regulators to resolve these matters in the past, we may not be able to do so in the future and our business could be negatively impacted. We are not able to market the Galvanic Spa System in Taiwan due to similar regulatory restrictions. There have also been legislative proposals in Singapore and Malaysia relating to the regulation of medical devices which could have an impact on these two products.  In an effort to allow registration of the Galvanic Spa System in Indonesia, we are working with our vendor to obtain certification of its facilities for medical device manufacturing. A determination in any of these markets that the Galvanic Spa System or the Pharmanex BioPhotonic Scanner are medical devices or that distributors are using them to make medical claims or perform medical diagnoses or other activities limited to licensed professionals or approved medical devices could negatively impact our ability to use these products in a market. Regulatory scrutiny of a product could also dampen distributor enthusiasm and hinder the ability of distributors to effectively utilize such product. In the event medical device clearance is required in any market, obtaining clearance could require us to provide documentation concerning its manufacturing, clinical utility and to make some modifications to its design, specifications and manufacturing process in order to meet stringent standards imposed on medical device companies. There can be no assurance we would be able to provide the required medical device documentation, prove clinical utility in a manner sufficient to obtain medical device approval or make such changes promptly or in a manner that is satisfactory to regulatory authorities. If we obtained such medical device approval in order to sell a product in one market, such approval may be used as precedent to a claim in another market that such approval should likewise be required in such market.

Changes to our distributor compensation arrangements could be viewed negatively by some distributors, could fail to achieve desired long-term results and have a negative impact on revenue.

Our distributor compensation plan includes some components that differ from market to market. We modify components of our compensation plan from time to time in an attempt to keep our compensation plan competitive and attractive to existing and potential distributors, to address changing market dynamics, to provide incentives to distributors that we believe will help grow our business, to conform to local regulations and to address other business needs. Because of the size of our distributor force and the complexity of our compensation plans, it is difficult to predict how such changes will be viewed by distributors and whether such changes will achieve their desired results. For example, certain changes we made to our compensation plan in 2005, which had been successful in several markets, did not achieve anticipated results in Japan, China and certain markets in Southeast Asia and negatively impacted our business. We recently implemented compensation plan modifications in most of our markets. Although initial results of these modifications have been generally positive, there are risks that the compensation plan modifications will not be well received or achieve desired long-term results and that the transition could have a negative impact on revenue.

If we are unable to successfully expand and grow operations within our recently opened and developing markets, we may have difficulty achieving our long-term objectives.

A significant percentage of our revenue growth over the past decade has been attributable to our expansion into new markets. Our growth over the next several years depends in part on our ability to successfully introduce products and tools, and to successfully implement initiatives in our new and developing markets, including China, Russia, Latin America and Eastern Europe that will help generate growth. In addition to the regulatory difficulties we may face in introducing our products and initiatives in these markets, we could face difficulties in achieving acceptance of our premium-priced products in developing markets. In the past, we have struggled to operate profitably in developing markets, such as Latin America. This may also be the case in Eastern Europe and the other new markets into which we have recently expanded. If we are unable to successfully expand our operations within these new markets, our opportunities to grow our business may be limited, and, as a result, we may not be able to achieve our long-term objectives.

Adverse publicity concerning our business, marketing plan or products could harm our business and reputation.

The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the nature of our distributor network, our products or the actions of our distributors. Specifically, we are susceptible to adverse publicity concerning:

▪      suspicions about the legality and ethics of network marketing;

▪      the ingredients or safety of our or our competitors' products;

▪      regulatory investigations of us, our competitors and our respective products;

▪      the actions of our current or former distributors; and

▪      public perceptions of direct selling generally.

In the past, we have experienced negative publicity that has harmed our business in connection with regulatory investigations and inquiries. In addition, critics of our industry and other individuals who want to pursue an agenda, have in the past and may in the future utilize the internet, the press and other means to publish criticisms of the industry, our company and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. We or others in our industry may receive similar negative publicity or allegations in the future, and it may harm our business and reputation.

Any failure of our internal controls over financial reporting or our compliance efforts could harm our financial and operating results or result in fines or penalties if our employees or distributors violate any material laws or regulations.

We have implemented internal controls to help ensure the accuracy of our financial reporting and have implemented compliance policies and programs to help ensure that our employees and distributors comply with applicable laws and regulations.  Our internal audit team regularly audits our internal controls and various aspects of our business and we regularly assess the effectiveness of our internal controls.  In addition, our independent external auditor audits our controls and provides its opinion regarding the effectiveness of our controls.  There can be no assurance, however, that these internal or external assessments and audits will identify all significant or material weaknesses in our internal controls.  If we fail to identify a material weakness or if we fail to correct any noted weakness, there would be a risk that we may have to restate financial statements if the material weakness resulted in a material misstatement in our financial results.

From time to time, we may initiate further investigations into our business operations based on the results of these audits or complaints, questions, or allegations made by employees or other parties regarding our business practices and operations.  In addition, our business and operations may be investigated by applicable government authorities.  In the event any of these investigations identify material violations of applicable laws by our employees or distributors, we could be subject to adverse publicity, fines, penalties or loss of licenses or permits.

Inability of new products and other initiatives to gain distributor and market acceptance could harm our business.

Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and the difficulties in anticipating changes in consumer tastes and buying preferences. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. Some initiatives may have unanticipated negative impacts on our distributors, particularly changes to our compensation plan. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our distributor leaders focus their efforts on the new product or initiative. In addition, if any of our products, such as our ageLOC products, fail to gain distributor acceptance, we could see an increase in returns because of our generous return policy.

The loss of key high-level distributors could negatively impact our distributor growth and our revenue.

As of December 31, 2009, we had over 761,000 active distributors.  Approximately 33,000 of our distributors were executive distributors.  Approximately 455 distributors occupied the highest distributor level under our global compensation plan as of that date. These distributors, together with their extensive networks of downline distributors, account for substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in the distributor’s network of downline distributors, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our distributor growth and our revenue.

We are currently involved in disputes regarding customs assessments in Japan and any adverse rulings in these matters could require us to take charges to our earnings.

As previously reported, we are currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. The aggregate amount of those assessments is yen 2.7 billion Japanese (approximately $29.0 million as of December 31, 2009), net of any recovery of consumption taxes. We believe that the documentation and legal analysis support our position and have taken action in the court system in Japan to overturn these assessments. The litigation on this matter is ongoing and we believe the court will likely decide this matter in the next year. If we receive a decision that is unfavorable, we may appeal the decision, however we would likely be required to take a charge to our earnings for the amount assessed.

In July 2005, we changed our operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation and valuation disputes. However, in October 2009 we received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 following an audit. The total amount of such assessments is yen 1.5 billion Japanese (approximately $17.5 million as of December 31, 2009), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following our review of the assessments and after consulting with our legal and customs advisors, we strongly believe that the additional assessments are improper and are not supported by any legal or factual basis. We filed letters of protest with Yokohama Customs, which were rejected.  We plan to appeal the matter to the Ministry of Finance in Japan.  To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

In addition, we are currently being required to pay a higher rate of duties on all current imports, which we are similarly disputing. Because we believe that the higher rate being assessed is improper, we are currently planning on only expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional payment as a receivable on our books.

Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

As a U.S. company doing business in international markets through subsidiaries, we are subject to various tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. From time to time, we are audited by tax regulators in the United States and in our foreign markets. If regulators challenge our tax positions, corporate structure, transfer pricing mechanisms or intercompany transfers, we may be subject to fines and payment of back taxes, our effective tax rate may increase and our operations may be harmed. Tax rates vary from country to country, and, if regulators determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. For example, our corporate income tax rate in the United States is 35%. If our profitability in a higher tax jurisdiction, such as Japan where the corporate tax rate is currently set at 45%, increases disproportionately to the rest of our business, our effective tax rate may increase. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of government agencies. Despite our efforts to be aware of and comply with such laws and changes to and interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to such changes, and as a result, our business may suffer.

In addition, due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of other jurisdictions in which we conduct business throughout the world.

We may be held responsible for certain taxes or assessments relating to the activities of our distributors, which could harm our financial condition and operating results.

Our distributors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or that our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

Production difficulties and quality control problems could harm our business.

Production difficulties and quality control problems and our reliance on third party suppliers to deliver quality products in a timely manner could harm our business. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products. We recently experienced unprecedented demand for our limited offering of our new ageLOC Transformation skin care system. In addition this is the first time that we are launching a product globally on such a condensed launch schedule, which has added increased pressure on our supply chain. If we are not able to accurately forecast sales levels on a market by market basis, or are unable to produce a sufficient supply to meet such demand globally, we could have stockouts which could negatively impact enthusiasm of our distributors.

We recently experienced unprecedented demand for our limited offering of our new ageLOC Transformation skin care system. In addition this is the first time that we are launching a product globally on such a condensed launch schedule, which has added increased pressure on our supply chain. If we are not able to accurately forecast sales levels on a market by market basis, or are unable to produce a sufficient supply to meet such demand globally, we could have stockouts which could negatively impact enthusiasm of our distributors.

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

The markets for our products are intensely competitive. Our results of operations may be harmed by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. For example, our Nu Skin products compete directly with branded, premium retail products. We also compete with other direct selling organizations.  Some of the leading direct selling companies in our existing markets are Herbalife, Mary Kay, Oriflame, Melaleuca, Avon and Amway. We currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same ingredients that we use in our products. Because of regulatory restrictions concerning claims about the efficacy of personal care products and dietary supplements, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the personal care and nutritional market could harm our revenue.

We also compete with other network marketing companies for distributors. Some of these competitors have a longer operating history and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global compensation plan for distributors. Consequently, to successfully compete in this market and attract and retain distributors, we must ensure that our business opportunities and compensation plans are financially rewarding. We are beginning our 26th year in this industry and believe we have significant competitive advantages, but we cannot assure you that we will be able to successfully compete in every endeavor in this market.

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

Because of our diverse geographic operations and our complex distributor compensation plan, our business is highly dependent on efficiently functioning information technology systems. These systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We have adopted and implemented a Business Continuity/Disaster Recovery Plan. Our primary data sets are archived and stored at third-party secure sites, and we are currently setting up a recovery site for certain critical data and operations. Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our revenue and profits.

Epidemics and other global health risks could negatively impact our business.

Our revenue was negatively impacted in 2003 by the SARS epidemic that hit Asia during that year. More recently, the H1N1 flu has been identified as a potential global health risk. It is difficult to predict the impact on our business, if any, of a recurrence of SARS, or the emergence of new epidemics, such as avian flu or H1N1 flu. Although such events could generate increased sales of health and immune supplements and certain personal care products, our direct selling and retail activities and results of operations could be harmed if the fear of any communicable and rapidly spreading disease results in travel restrictions or causes people to avoid group meetings or gatherings or interaction with other people. In addition, most of our Pharmanex nutritional supplement revenue is generated from products that are encapsulated in bovine- and/or porcine-sourced gel capsules. If we experience production difficulties, quality control problems, or shortages in supply in connection with bovine or porcine related health concerns, this could result in additional risk of product shortages or write-offs of inventory that no longer can be used. We may be unable to introduce our products in some markets if we are unable to obtain the necessary regulatory approvals or if any product ingredients are prohibited, which could harm our business.

The market price of our common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

Our common stock closed at $16.59 per share on February 1, 2008 and closed at $23.39 per share on February 1, 2010. During this two-year period, our common stock traded as low as $7.90 per share and as high as $28.78 per share. Many factors could cause the market price of our common stock to fall. Some of these factors include:

▪      fluctuations in our quarterly operating results;

▪      the sale of shares of Class A common stock by our original or significant stockholders;

▪      general trends in the market for our products;

▪      acquisitions by us or our competitors;

▪	economic and/or currency exchange issues in markets in which we operate;

▪	changes in estimates of our operating performance or changes in recommendations by securities analysts; and

▪      general business and political conditions.

Broad market fluctuations could also lower the market price of our common stock regardless of our actual operating performance.

As of December 31, 2009, our original stockholders, together with their family members, estate planning entities and affiliates, controlled approximately 30% of the combined stockholder voting power, and their interests may be different from yours.

The original stockholders of our company, together with their family members and affiliates, have the ability to influence the election and removal of the board of directors and, as a result, our future direction and operations. As of December 31, 2009, these stockholders owned approximately 28% of the voting power of the outstanding shares of common stock. Accordingly, they may influence decisions concerning business opportunities, declaring dividends, issuing additional shares of common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets. They may make decisions that are adverse to your interests.

If our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could fall.

Several of our principal stockholders hold a large number of shares of the outstanding common stock. A decision by any of our principal stockholders to aggressively sell their shares could depress the market price of our common stock. As of December 31, 2009, we had approximately 62,761,485 million shares of common stock outstanding. All of these shares are freely tradable, except for approximately 16.5 million shares held by certain founding stockholders who entered into lock-up agreements with us in connection with the repurchase of shares in 2003. Under the terms of these lock-up agreements, they are subject to certain volume limitations with respect to open market transactions. We have the discretion to waive or terminate these restrictions. In the event these lock-up restrictions were terminated, our stock price could be harmed if these stockholders sold large amounts of stock over a short period of time.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our principal properties consist of the following:

Operational Facilities.  These facilities include administrative offices, walk-in centers, and warehouse/distribution centers.  Our operational facilities measuring 30,000 square feet or more include the following:

•	our worldwide headquarters in Provo, Utah;

•	our worldwide distribution center/warehouse in Provo, Utah; and

•	our distribution center in Tokyo, Japan.

Manufacturing Facilities.  Each of our manufacturing facilities measure 30,000 square feet or more, and include the following:

•	our nutritional supplement manufacturing facility in Zhejiang Province, China;

•	our personal care manufacturing facility in Shanghai, China;

•	our Vitameal manufacturing facility in Jixi, Heilongjiang Province;

•	our herbal extraction facility in Zhejiang Province.

Retail Stores.  As of December 31, 2009, we operated 41 stores throughout China.

Research and Development Centers.  We operate three research and development centers, one in Provo, Utah, one in Shanghai, China, and one in Beijing, China.  We are currently in the preliminary planning phase of building a state-of-the-art innovation center adjacent to our corporate headquarters.  We believe this facility will cost approximately $40 million and will take roughly two years to complete.

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

ITEM 3.                      LEGAL PROCEEDINGS

Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world.  As previously reported, we are currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. The aggregate amount of those assessments is yen 2.7 billion Japanese (approximately $29.0 million as of December 31, 2009), net of any recovery of consumption taxes. We believe that the documentation and legal analysis support our position and have taken action in the court system in Japan to overturn these assessments. The litigation on this matter is ongoing and we believe the court will likely decide this matter in the next year. If we receive a decision that is unfavorable, we may appeal the decision, however, we would likely be required to take a charge to our earnings for the amount assessed.

In July 2005, we changed our operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation and valuation disputes. However, in October 2009 we received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 following an audit. The total amount of such assessments is yen 1.5 billion Japanese (approximately $17.5 million as of December 31, 2009), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following our review of the assessments and after consulting with our legal and customs advisors, we strongly believe that the additional assessments are improper and are not supported by any legal or factual basis. We filed letters of protest with Yokohama Customs, which were rejected.  We plan to appeal the matter to the Ministry of Finance in Japan. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NUS.”  The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2008 and 2009 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2008	$19.99	$14.51
June 30, 2008	19.12	14.91
September 30, 2008	17.83	14.51
December 31, 2008	16.34	8.42

Quarter Ended	High	Low

March 31, 2009	$11.56	$7.90
June 30, 2009	15.70	10.05
September 30, 2009	18.80	14.69
December 31, 2009	28.78	18.23

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

The closing price of our Class A common stock on February 1, 2010, was $23.39.  The approximate number of holders of record of our Class A common stock as of February 1, 2010 was 686.  This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

We declared and paid a $0.11 per share dividend for Class A common stock in March, June, September and December of 2008, and a $0.115 per share quarterly dividend for Class A common stock in March, June, September and December of 2009.  The board of directors has approved an increased quarterly cash dividend of $0.125 per share of Class A common stock to be paid on March 17, 2010, to stockholders of record on February 26, 2010.  Management believes that cash flows from operations will be sufficient to fund this and future dividend payments, if any.

We expect to continue to pay dividends on our common stock.  However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Issuer

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)

October 1 – 31, 2009	—		$—	—	$69.9
November 1 – 30, 2009	38,514		26.39	38,300	68.8
December 1 – 31, 2009	235,726		27.24	230,000	62.5
Total	274,240	(2)	27.12	268,300

(1)
In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions.  Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $335.0 million is currently authorized.  As of December 31, 2009, we had repurchased approximately $272.5 million of shares under the plan.  There has been no termination or expiration of the plan since the initial date of approval.

(2)
We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market.  These shares were awarded or acquired in connection with our initial public offering in 1996.  Of the shares listed in this column, 214 shares in November at an average price per share of $21.45 and 5,726 shares in December at an average price per share of $23.47, relate to repurchases from such employees and distributors.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on the Class A Common Stock with the cumulative total return of the S&P 500 Index, a market-weighted index of publicly traded peers used in last year’s report (the “Old Peer Group”),  and a market-weighted index of a new peer group of publicly traded peers (the “New Peer Group”) for the period from December 31, 2004 through December 31, 2009.  The graph assumes that $100 is invested in each of the Class A Common Stock, the S&P 500 Index, and each of the indexes of publicly traded peers on December 31, 2004 and that all dividends were reinvested.  We have omitted Nature’s Sunshine Products, Inc. from our New Peer Group.  We believe Nature’s Sunshine Products, Inc. no longer provides a meaningful comparison of stock price performance due to the delisting of its stock from Nasdaq, and subsequent revocation of its stock registration by the Securities and Exchange Commission.  The New Peer Group consists of all of the following companies, which compete in our industry and product categories and were included in our Old Peer Group: Avon Products, Inc., Estee Lauder, Tupperware Corporation, Herbalife LTD., USANA Health Sciences, Inc. and Alberto Culver Co.  The Old Peer Group consists of all of the companies included in the New Peer Group as well as Nature’s Sunshine Products, Inc.

Measured Period	Company	S&P 500 Index	Old Peer Group Index	New Peer Group Index
December 31, 2004	$100.00	$100.00	$100.00	$100.00
December 31, 2005	70.48	104.91	84.20	84.15
December 31, 2006	74.74	121.48	100.75	101.17
December 31, 2007	69.09	128.16	117.16	117.87
December 31, 2008	45.22	80.74	79.28	79.77
December 31, 2009	120.10	102.10	115.90	116.64

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 have been derived from the audited consolidated financial statements.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$1,180,930	$1,115,409	$1,157,667	$1,247,646	$1,331,058
Cost of sales	206,163	195,203	209,283	228,597	243,648
Gross profit	974,767	920,206	948,384	1,019,049	1,087,410
Operating expenses:
Selling expenses	497,421	480,136	496,454	529,368	550,637
General and administrative expenses(1)	354,223	353,412	361,242	364,253	378,336
Restructuring charges	—	11,115	19,775	—	10,724
Impairment of assets and other	—	20,840	—	—	—
Total operating expenses	851,644	865,503	877,471	893,621	939,697
Operating income	123,123	54,703	70,913	125,428	147,713
Other income (expense), net	(4,172)	(2,027)	(2,435)	(24,775)	(6,589)
Income before provision for income taxes	118,951	52,676	68,478	100,653	141,124
Provision for income taxes	44,918	19,859	24,606	35,306	51,279
Net income	$74,033	$32,817	$43,872	$65,347	$89,845
Net income per share:
Basic	$1.06	$0.47	$0.68	$1.03	$1.42
Diluted	$1.04	$0.47	$0.67	$1.02	$1.40
Weighted-average common shares outstanding (000s):
Basic	70,047	69,418	64,783	63,510	63,333
Diluted	71,356	70,506	65,584	64,132	64,296

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$155,409	$121,353	$92,552	$114,586	$158,045
Working capital	149,098	109,418	95,175	124,036	152,731
Total assets	678,866	664,849	683,243	709,772	748,449
Current portion of long-term debt	26,757	26,652	31,441	30,196	35,400
Long-term debt	123,483	136,173	169,229	158,760	121,119
Stockholders’ equity	354,628	318,980	275,009	316,180	375,687
Cash dividends declared	0.36	0.40	0.42	0.44	0.46

Supplemental Operating Data (at end of period):
Approximate number of active distributors(2)	803,000	761,000	755,000	761,000	761,000
Number of executive distributors(2)	30,471	29,756	30,002	30,588	32,939

(1)
In 2006, the Company began recording stock-based compensation as an expense as required by accounting standards.  Total equity compensation expense was $9.3 million, $8.1 million, $7.3 million and $10.0 million in 2006, 2007, 2008 and 2009, respectively.

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

Overview

We are a leading, global direct selling company with operations in 50 markets worldwide.  We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex brands, respectively.  We strive to secure competitive advantage in four key areas: our people, our products, the culture we promote, and the business opportunities we offer.  In 2009, our 25th year of operations, we posted record revenue of $1.33 billion.  Revenue in 2009 grew 7% based on the success of strong product innovation and distributor initiatives.  As of December 31, 2009, we had a global network of over 761,000 active sales representatives we refer to as “distributors.”  Approximately 33,000 of our distributors were qualified sales leaders we refer to as “executive distributors.”  Our executive distributors play a critical leadership role in the growth and development of our business.  Approximately 84% of our 2009 revenue came from markets outside the United States.  While we have become more geographically diverse over the past decade, Japan, our largest revenue market, accounted for approximately 35% of our 2009 total revenue.  Due to the size of our foreign operations, our results are often impacted positively or negatively by foreign currency fluctuations, particularly fluctuations in the Japanese yen.  In addition, our results are generally impacted by global economic, political, demographic and business conditions.

Our revenue depends on the number and productivity of our active distributors and executive distributor leaders.  We have been successful in attracting and motivating distributors by:

•      developing and marketing innovative, technologically and scientifically advanced products;

•      providing compelling initiatives and strong distributor support; and

•      offering attractive incentives that motivate distributors to build sales organizations.

Our distributors market and sell our products and recruit new distributors based on the distinguishing benefits and innovative characteristics of our products.  As a result, it is vital to our business that we continuously leverage our research and development resources to develop and introduce innovative products and provide our distributors with an attractive portfolio of products.  At our global convention in October 2009, we introduced our most technologically-advanced skin care system to date, ageLOC Transformation, including ageLOC Future Serum, a stand-alone anti-aging serum.  These ageLOC products are designed to support and reset Youth Gene Clusters, functional groups of genes that regulate how we appear to age, to function in more youthful patterns of activity.  We also offer unique initiatives, products, and business tools, such as our Galvanic Spa System II, including the new ageLOC Edition, and technologically-advanced Pharmanex BioPhotonic Scanner, to help distributors effectively differentiate our earnings opportunity and product offering.  Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and distributor recruiting.

We have developed a global distributor compensation plan and other incentives designed to motivate our distributors to market and sell our products and to build sales organizations around the world and across product lines.  In 2008 and 2009, we implemented modifications to our compensation plan to improve commission payments early in the distributor lifecycle.  The initial results from these modifications have been positive.  We continue to evaluate further changes to our compensation plan to help increase distributor productivity and earnings potential  However, there are always risks associated with making changes to our compensation plan as there is a degree of uncertainty as to how distributors will react to such changes and whether such changes will impact distributor activity in unanticipated ways.

Our extensive global distributor network helps us to rapidly introduce products and penetrate our markets with little up-front promotional expense.  Similar to other companies in our industry, we experience a high level of turnover among our distributors.  As a result, it is important that we regularly introduce innovative and compelling products and initiatives in order to maintain a compelling business opportunity that will attract new distributors.  We have also developed, and continue to promote in many of our markets, product subscription and loyalty programs that provide incentives for customers to commit to purchase a specific amount of products on a monthly basis.  We believe these subscription programs have improved customer retention, have had a stabilizing impact on revenue, and have helped generate recurring sales for our distributors.  Subscription orders represented 50% of our revenue in 2009.

Global economic conditions continue to be challenging, with decreased levels of consumer confidence and spending and access to capital.  Although there are signs of economic recovery, the extent and timing of any improvement in global economic conditions are unclear and there are concerns that conditions could deteriorate further.  To date, we have been fortunate that these economic conditions have not negatively impacted our operations significantly.  Despite difficult economic conditions, we experienced healthy growth in each of our regions in 2009.  While we are not immune to contractions in consumer spending, we believe we have benefited from the nature of our distribution model and strong execution around a demonstrative product/opportunity initiative, which has helped offset to some degree the impact of the decline in consumer spending.  As a direct selling company, we offer a direct selling opportunity that allows an individual to supplement his/her income by selling our products and building a sales organization to market and sell our products.  As the economy and the labor market decline, we find that there can be an increase in the number of people interested in becoming distributors in order to supplement their income.  We believe that this increase in interest in our direct selling opportunity coupled with the strong marketing position of our new ageLOC products and Galvanic Spa System II have helped us to continue growing our business in these difficult economic conditions.  However, if the economic problems are prolonged or worsen, we expect that we could see a negative impact on our business as distributors may have a more difficult time selling products and finding new customers.  In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors' ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

Our business is subject to various laws and regulations globally, particularly with respect to network marketing activities, cosmetics, and nutritional supplements.  Accordingly, we face certain risks, including any improper claims or activities of our distributors or any inability to obtain or maintain necessary product registrations.  For example, regulators in Japan have increased their scrutiny of our industry.  Several direct sellers in Japan have been penalized for actions of their distributors that violated applicable regulations, including one prominent international direct selling company that was suspended from sponsoring activities for three months in 2008, and another large Japanese direct selling company that was suspended from sponsoring activities for six months in 2009.  In addition, Japanese media has reported on increased political pressure on lawmakers supporting our industry.  We continue to experience a high level of general inquiries regarding our company and complaints to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training to our distributors and restructuring our compliance group in Japan.  We have seen improvements in some perfectures, but not in others.  In 2009, we received one written and one oral warning from Consumer Centers in two prefectures raising concerns about our distributor training and number of general inquiries and complaints.  We are implementing additional steps to reinforce our distributor education and training in Japan to help address these concerns.  If consumer complaints escalate to a government review or if the current level of complaints does not improve, there is an increased likelihood that regulators could take action against us or we could receive negative media attention, either of which could harm our business.  For more information about the risks and challenges we face, please refer to the “Note Regarding Forward-Looking Statements.”

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

Revenue by Region

	Year Ended December 31,
(U.S. dollars in millions)	2007		2008		2009

North Asia	$585.8	50%	$594.5	48%	$606.1	45%
Americas	188.3	16	223.9	18	260.9	20
Greater China	205.0	18	210.0	17	210.4	16
Europe	77.2	7	111.6	9	133.6	10
South Asia/Pacific	101.4	9	107.6	8	120.1	9
	$1,157.7	100%	$1,247.6	100%	$1,331.1	100%

Cost of sales primarily consists of:

•           cost of products purchased from third-party vendors, generally in U.S. dollars;

•           costs of self-manufactured products;

•           cost of sales materials which we sell to distributors at or near cost;

•            amortization expenses associated with certain products and services such as the Pharmanex BioPhotonic Scanners  that are leased to distributors;

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

Selling expenses are our most significant expense and are classified as operating expenses.  Selling expenses include distributor commissions as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to sales employees in China. Our global compensation plan, which we employ in all of our markets except China, is an important factor in our ability to attract and retain distributors.  We pay monthly commissions to several levels of distributors on each product sale based upon a distributor’s personal and group product volumes, as well as the group product volumes of up to six levels of executive distributors in such distributor’s downline sales organization.  We do not pay commissions on sales materials, which are sold to distributors at or near cost.  Small fluctuations occur in the amount of commissions paid as the network of distributors actively purchasing products changes from month to month.  However, due to the size of our distributor force of approximately 761,000 active distributors, the fluctuation in the overall payout is relatively small.  The overall payout has typically averaged between 41% and 44% of global product sales.  From time to time, we make modifications and enhancements to our global compensation plan in an effort to help motivate distributors and develop leadership characteristics, which can have an impact on selling expenses.

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

General and administrative expenses include:

•      wages and benefits;

•      rents and utilities;

•      depreciation and amortization;

•      promotion and advertising;

•      professional fees;

•      travel;

•      research and development; and

•      other operating expenses.

Labor expenses are the most significant portion of our general and administrative expenses.  Promotion and advertising expenses include costs of distributor conventions held in various markets worldwide, which we expense in the period in which they are incurred.  Because our various distributor conventions are not always held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter.  For example, we held our global distributor convention in October 2009 and do not expect to have another global convention until the fall of 2011 as we currently plan to hold a global convention every other year.  In addition, we hold regional conventions and conventions in our major markets at different times during the year.  These conventions have significant expenses associated with them.  Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate.  For example, statutory tax rates in 2009 were approximately 17.5% in Hong Kong, 25% in Taiwan, 24.25% in South Korea, 45% in Japan and 25% in China.  We are subject to taxation in the United States at the statutory corporate federal tax rate of 35% and we pay taxes in multiple states within the United States at various tax rates.  Our overall effective tax rate was 36.3% for the year ended December 31, 2009.

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

Revenue.  We recognize revenue when products are shipped, which is when title and risk of loss pass to our distributors.  With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee.  Reported revenue is net of returns, which have historically been less than 5% of annual revenue.  A reserve for product returns is accrued based on historical experience.  We classify selling discounts as a reduction of revenue.  Our selling expenses are computed pursuant to our global compensation plan for our distributors, which is focused on remunerating distributors based primarily upon the selling efforts of the distributors and the volume of products purchased by their downlines, and not their personal purchases.

Income Taxes.  We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of December 31, 2009, we had net deferred tax assets of $61.3 million.  These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates.  In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  We are currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2005, 2006, 2007 and 2008 tax years.  With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005.  For the tax year 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We may elect to continue participating in CAP for future tax years and may withdraw from the program at any time.  In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2003.  Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of these reviews are not yet determinable.

At December 31, 2009, we had $28.3 million in unrecognized tax benefits of which $4.4 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2008, we had $30.9 million in unrecognized tax benefits of which $5.8 million, if recognized, would affect the effective tax rate. During each of the years ended December 31, 2009 and December 31, 2008, we recognized approximately $0.1 million and $0.5 million in interest and penalties.  We had approximately $3.3 million and $3.2 million of accrued interest and penalties related to uncertain tax positions at December 31, 2009 and December 31, 2008.  Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

We are subject to regular audits by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  We account for such contingent liabilities in accordance with relevant accounting standards and believe we have appropriately provided for income taxes for all years.  Several factors drive the calculation of our tax reserves.  Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) issuance of tax rulings; and (iv) settlements with tax authorities.  Changes in any of these factors may result in adjustments to our reserves, which would impact our reported financial results.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2007	2008	2009

Revenue	100.0%	100.0%	100.0%
Cost of sales	18.1	18.3	18.3

Gross profit	81.9	81.7	81.7

Operating expenses:
Selling expenses	42.9	42.4	41.4
General and administrative expenses	31.2	29.2	28.4
Restructuring charges	1.7	—	0.8

Total operating expenses	75.8	71.6	70.6

Operating income	6.1	10.1	11.1
Other income (expense), net	(.2)	(2.0)	(0.5)

Income before provision for income taxes	5.9	8.1	10.6
Provision for income taxes	2.1	2.9	3.8

Net income	3.8%	5.2%	6.8%

2009 Compared to 2008

Overview

Revenue in 2009 increased 6% to $1.33 billion from $1.25 billion in 2008.  The introduction of our ageLOC Transformation skin care system at our global distributor convention held in Los Angeles during the fourth quarter contributed to a boost to revenue during this period.  Foreign currency exchange fluctuations did not materially impact on revenue in 2009 compared to 2008.  Revenue in 2009 was positively impacted by growth in all of our regions, driven largely by strong sales of our personal care products, including the Galvanic Spa System II with ageLOC Galvanic Spa Gels and our new ageLOCTransformation skin care system, as well as successful promotions of other key products.  Despite improving trends in Japan, we continued to see declines in our local currency revenue in that market.

Earnings per share in 2009 increased to $1.40 compared to $1.02 in 2008 on a diluted basis. The increase in earnings is largely the result of increased revenue, as discussed above, and transformation initiatives we have executed over the last several years to transform and align our business and operate more efficiently.  Earnings per share in 2009 and 2008 were also impacted by:

•	foreign currency transaction losses in 2008 of approximately $11.9 million (net of taxes of $6.5 million), or $.19 per share, as foreign currencies shifted dramatically during the year; and

•	restructuring charges in 2009 totaling $6.8 million (net of taxes of $3.9 million), or $.11 per share, relating to further transformation initiatives to reduce overhead, primarily in Japan.

Revenue

North Asia.  The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2008	2009	Change

Japan	$443.7	$461.9	4%
South Korea	150.8	144.2	(4%)
North Asia total	$594.5	$606.1	2%

Foreign currency fluctuations positively impacted revenue by 3% in this region compared to the prior-year period.  Currency fluctuations positively impacted revenue in Japan by 10% and negatively impacted revenue in Korea by 16% in 2009.  Our active and executive distributor counts decreased 10% and 5%, respectively, in Japan in 2009 compared to 2008. In South Korea, our active and executive distributor counts increased 18% and 20%, respectively, comparing 2009 to 2008.

Local currency revenue in Japan declined 6% in 2009 compared to 2008.  We continue to experience some weakness in this challenging market, as evidenced by the declines in both our active and executive distributors. The direct selling environment in Japan continues to be very difficult as the industry has been in a decline for several years.  Most direct selling companies were seeing their businesses contract in this market.  Increased regulatory and media scrutiny of the industry continues to negatively impact the industry and our business.  As a result of this increased scrutiny, we continue to focus on distributor compliance and have also been more cautious in both our corporate and our distributor’s marketing activities.  Despite these challenges, we have experienced an improving trend in revenue comparisons for the last few quarters due largely to the implementation of distributor initiatives that have been successful in other markets as well as strong product promotions in the last-half of 2009.  The product promotions and distributor enthusiasm surrounding the launch of our ageLOC Transformation skin care system and new ageLOC Edition Galvanic Spa in the fourth quarter in particular contributed to stronger fourth quarter revenue.  Local currency revenue in Japan decreased 1% year-over-year in the fourth quarter.  Although we are encouraged by these trend improvements in our Japan market, we believe that we may continue to see modest local currency revenue declines during 2010 based on continued weakness in distributor numbers, the promotional nature of some of the revenue generated in connection with the launch of our ageLOC products, and our anticipation that difficult regulatory conditions will continue throughout 2010.

South Korea posted strong year-over-year local currency revenue growth of 12%.  This growth was fueled by strong distributor alignment behind our product and distributor initiatives, maintaining a vibrant sponsoring environment for our distributors and spurring significant growth in our active and executive distributors.  This revenue growth was more than offset by weakening of the Korean won during 2009. As the Korean won continues to fluctuate, it may positively or negatively impact our results.  We launched our ageLOC Transformation skincare system in South Korea during the first quarter of 2010, and believe this product will have a positive impact on revenue in 2010.

 Americas.  The following table sets forth revenue for the Americas region and its principal markets (U.S. dollars in millions):

	2008	2009	Change

United States	$192.1	$218.6	14%
Canada	16.2	23.5	45%
Latin America	15.6	18.8	21%
Americas total	$223.9	$260.9	17%

In 2009, we continued to experience strong growth in the United States, driven particularly by our highly demonstrable personal care products, including our Galvanic Spa System II with ageLOC Galvanic Spa Gels and our new ageLOC Transformation skin care system and ageLOC Edition Galvanic Spa System II.  Revenue in 2009 was positively impacted by approximately $11.0 million as a result of product sales and convention fee revenue from foreign distributors attending our biannual global convention in Los Angeles.  Active distributors in the United States decreased 3% and executive distributors increased 12% compared to the prior-year period.

Revenue increased by 45% in Canada and by 21% in Latin America in 2009 compared to 2008, respectively.  Revenue continued to be driven primarily by the success of our Galvanic Spa System II and ageLOC Galvanic Spa Gels in these markets. Our growth in Latin America is also attributed to our expansion into Colombia during the second quarter of 2009.

Greater China.  The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2008	2009	Change

Taiwan	$92.3	$91.7	1%
China	65.3	71.1	9%
Hong Kong	52.4	47.6	(9%)
Greater China total	$210.0	$210.4	─

Foreign currency exchange rate fluctuations positively impacted revenue in the Greater China region by 1% in 2009.  Local currency revenue in Taiwan was up 4% in 2009 compared to 2008.  The executive distributor count in Taiwan was up 9% compared to the prior-year period, while the number of active distributors was up 12% when compared to the prior-year period.  In Taiwan, due to regulatory restrictions, we continue to be unable to market the Galvanic Spa System II, which has been a primary growth initiative in our other markets.

On a local currency basis, revenue in Mainland China increased 7% in 2009 compared to 2008.  Mainland China reported a 27% decline in our preferred customers compared to the prior-year period and a 9% increase in the number of sales representatives.  The year-over-year increase in revenue in Mainland China was the result of strong sales of the Galvanic Spa System II, which we fully launched in the first quarter of 2009, successful sales initiatives and the adoption of our revised business model.  We continue to focus our efforts on managing our sales force to ensure compliance with our policies and local regulations in this market.

Hong Kong local currency revenue was down 9% in 2009 compared to 2008 primarily as a result of a reduction in sales of products to sales employees in Mainland China who had been purchasing products in 2008 from Hong Kong that were not available in Mainland China such as our Galvanic Spa System II.  Executive distributors in Hong Kong were up 15% and the active distributors in Hong Kong were down 4% compared to 2008.

Europe.  The following table sets forth revenue for our Europe region (U.S. dollars in millions):

	2008	2009	Change

Europe	$111.6	$133.6	20%

Foreign currency exchange rate fluctuations negatively impacted revenue in Europe by 6% in 2009 compared to the prior year.  On a local currency basis, revenue in Europe grew by 26% in 2009 compared to 2008.  The strong growth in Europe was driven by strong sales force leadership and sustained interest in our Galvanic Spa System II and our products supported by the Pharmanex BioPhotonic Scanner, particularly in Eastern Europe where we have recently expanded our business, as well as growth in Russia and South Africa. We also began initial marketing activities in Turkey during the second quarter of 2009.  Our active and executive distributor counts in our Europe region increased by 12% and 16%, respectively, in 2009 compared to 2008.

South Asia/Pacific.  The following table sets forth revenue for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2008	2009	Change

Singapore/Malaysia/Brunei	$43.8	$49.2	12%
Thailand	34.6	38.8	12%
Australia/New Zealand	13.3	14.2	7%
Indonesia	8.9	10.7	20%
Philippines	7.0	7.2	3%
South Asia/Pacific total	$107.6	$120.1	12%

Foreign currency exchange rate fluctuations negatively impacted revenue in South Asia/Pacific by 5% in 2009 compared to the same prior-year period.  All of the markets in this region experienced growth.  The growth was driven largely by continued strong sales of our TRA family of weight loss products and our Galvanic Spa System II, as well as successful distributor leadership initiatives.  We also successfully launched enhancements to our sales compensation plan in these markets, which we believe helped contribute to increased distributor productivity.  Executive distributors in the region increased 16% while active distributors increased 9% compared to the prior year.

Gross profit

Gross profit as a percentage of revenue in 2009 remained level with 2008 at 81.7%.  We anticipate that our gross profit as a percentage of revenue will increase slightly in 2010, based on improved margins on our ageLOC products and efforts to reduce other costs in our supply chain, including freight costs.

Selling expenses

Selling expenses decreased as a percentage of revenue to 41.4% in 2009 from 42.4% in 2008.  The decrease as a percentage of revenue was due primarily to modifications to our compensation plan to improve the alignment of our compensation plan incentives around more productive distributor activity.  In 2010, we plan to begin including the costs of incentive trips and other rewards earned by distributors in the selling expense category, which will result in these expenses increasing slightly as a percentage of revenue in 2010.  Previously, these expenses were recorded in general and administrative expenses.

General and administrative expenses

General and administrative expenses decreased as a percentage of revenue to 28.4% in 2009 from 29.2% in 2008, primarily as a result of increased revenue and our transformation to better leverage our overhead costs as we grow our revenue.  General and administrative expenses were also positively impacted by our transformation efforts to reduce our overhead and general and administration expenses in Japan.

Restructuring charges

During 2009, we recorded restructuring charges of $10.7 million primarily related to transformation efforts in Japan designed to improve operational efficiencies and align organizationally in Japan with how we are organized globally in our other markets.

Other income (expense), net

Other income (expense), net was $6.6 million of expense in 2009 compared to $24.8 million of expense in 2008.  Of this 2008 amount, approximately $18.4 million relates to foreign currency transaction losses related to our yen-denominated debt as the Japanese yen strengthened from 111.45 at December 31, 2007 to 90.73 at December 31, 2008.  Because it is impossible to predict foreign currency fluctuations, we cannot estimate the degree to which our other income expense will be impacted in the future.  Other income (expense), net also includes approximately $6.9 million and $7.8 million in interest expense during 2009 and 2008, respectively.

Provision for income taxes

Provision for income taxes increased to $51.3 million in 2009 from $35.3 million in 2008. The effective tax rate increased to 36.3% in 2009 from 35.1% of pre-tax income in 2008.  The higher income tax rate was due to a reduced benefit relating to the expiration of the statute of limitations in 2009 compared to 2008.

Net income

As a result of the foregoing factors, net income increased to $89.8 million in 2009 from $65.3 million in 2008.

2008 Compared to 2007

Overview

Revenue in 2008 increased 8% to $1.25 billion from $1.16 billion in 2007, with foreign currency exchange fluctuations positively impacting revenue by 3% in 2008 compared to 2007.  Revenue in 2008 was positively impacted by growth in South Korea, Europe, the United States, and our South Asia markets.  We also saw declines in our business in Japan and China, which negatively impacted financial results.

Earnings per share in 2008 increased to $1.02 compared to $0.67 in 2007 on a diluted basis. The increase in earnings was primarily a result of our transformation initiatives to improve operational efficiencies as evidenced by the improvements in selling expenses and general and administrative expenses as a percentage of revenue and the increase in revenue.  Earnings per share in 2008 and 2007 were also impacted by:

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

•	the repurchase of approximately 4.1 million shares of our Class A common stock in 2007.

Revenue

North Asia.  The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2007	2008	Change

Japan	$443.7	$443.7	─
South Korea	142.1	150.8	6%
North Asia total	$585.8	$594.5	1%

Foreign currency fluctuations positively impacted revenue by 5% in this region compared to the prior-year period.  Currency fluctuations were most significant during the last quarter of 2008, when the average Japanese yen rate strengthened 11% and the average Korean won rate weakened by 28%.  Our active and executive distributor counts decreased 10% and 12%, respectively, in Japan in 2008 compared to 2007. In South Korea, our active and executive distributor counts increased 19% and 13%, respectively, comparing 2008 to 2007.

Local currency revenue in Japan declined 12% in 2008 compared to 2007.  Weakness in our distributor numbers in this market as evidenced by the declines in both active and executive distributors contributed to this decline as well as the regulatory and industry challenges discussed above.  In response to this regulatory environment and, as a result of increases in the number of complaints to consumer centers regarding the activities of some of our distributors, we increased our focus on distributor compliance and training.  Some of the actions we took to address activities of distributor groups that were having higher levels of complaints contributed to the declines in our revenue.  We also engaged in less aggressive product promotions in 2008 than we had in 2007.

South Korea posted strong year-over-year local currency revenue growth of 24%.   This growth was fueled by strong growth in our active and executive distributors and successful product launches.

Americas.  The following table sets forth revenue for the Americas region and its principal markets (U.S. dollars in millions):

	2007	2008	Change

United States	$167.8	$192.1	14%
Canada	11.5	16.2	41%
Latin America	9.0	15.6	73%
Americas total	$188.3	$223.9	19%

We experienced strong growth in the United States particularly in the personal care brand.  The revenue growth was driven by interest in our Galvanic Spa System II as well as complementary products such as Galvanic Spa Gels, Tru Face Essence Ultra and Tru Face Line Corrector, which provide highly demonstrable results and generate significant consumer interest.  In the fourth quarter, we launched our ageLOC Galvanic Spa Gels incorporating our innovative new ageLOC anti-aging technology.  Revenue in 2007 was positively impacted by approximately $5.0 million as a result of product and convention fee revenue from foreign distributors attending our biannual global convention in 2007.  Active distributors in the United States increased 4% and executive distributors increased 8% compared to the prior-year period.

Revenue increased by 41% in Canada and by 73% in Latin America in 2008 compared to 2007, respectively.  The growth in Latin America was largely due to our opening of operations in Venezuela and strength in our Mexico market. Similar to the United States, revenue growth in Canada and Latin America was driven by the strong sales in our Nu Skin brand personal care products.

Greater China.  The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2007	2008	Change

Taiwan	$93.0	$92.3	(1%)
China	66.5	65.3	(2%)
Hong Kong	45.5	52.4	15%
Greater China total	$205.0	$210.0	2%

Foreign currency exchange rate fluctuations positively impacted revenue in the Greater China region by 5% in 2008.  On a local currency basis, revenue in Mainland China decreased 10% in 2008 compared to 2007.  Our revenue decline in Mainland China was primarily the result of a 25% decline in our preferred customers compared to the prior-year period and a 3% decline in the number of sales representatives.  Given the regulatory environment in China, we continued to be cautious in our promotions and the sales activities of our sales representatives.  At the end of 2007, we also adjusted our store strategy to focus our business around plaza stores in major cities, which resulted in the closure of nearly 70 of our smaller stores in this market.  In 2008, we opened new plaza stores in Shanghai and Guangzhou as part of this strategy.  Additionally, we modified our business model to engage sales promoters under a service contract as well as offer part-time employment.  These business model changes were made in order to allow us to provide a supplemental income opportunity to individuals who may not be interested in working full-time in this business as well as reduce our selling expenses, as the amount of social benefits, taxes and unemployment charges under this model will be lower.  While we believe that these adjustments to our store strategy and business model may have had a small negative impact on our revenue during the first part of the year as our sales representatives and preferred customers adapted to them, they significantly improved our profitability in this market during 2008 and 2009.

In the fourth quarter of 2008, we introduced the Galvanic Spa System II to a limited number of sales leaders in Mainland China.  The launch generated excitement among our sales force and helped to improve our revenue trend, with revenue declining only 1% in the fourth quarter.

Local currency revenue in Taiwan was down 5% in 2008 compared to 2007.  We believe that the decline in Taiwan was primarily attributed to regulatory restrictions that currently prevent us from marketing the Galvanic Spa System II in this market and a softening of sales of our weight loss products.  The executive distributor count in Taiwan was up 3% compared to the prior-year period, while the number of active distributors was down 13% when compared to the prior-year period.  Hong Kong local currency revenue was up 15% in 2008 compared to 2007, primarily as a result of the strength of our personal care initiatives.  Executive distributors in Hong Kong were down 5% and the active distributors in Hong Kong were up 1% compared to 2007.

Europe.  The following table sets forth revenue for our Europe region (U.S. dollars in millions):

	2007	2008	Change

Europe	$77.2	$111.6	45%

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

South Asia/Pacific.  The following table sets forth revenue for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2007	2008	Change

Singapore/Malaysia/Brunei	$39.3	$43.8	11%
Thailand	32.3	34.6	7%
Australia/New Zealand	15.8	13.3	(16%)
Indonesia	8.8	8.9	1%
Philippines	5.2	7.0	35%
South Asia/Pacific total	$101.4	$107.6	6%

Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 1% in 2008 compared to the same prior-year period.  All of the markets in this region experienced growth except for Australia/New Zealand.  The growth was fueled in part by continued success of our TRA family of weight loss products during the first part of the year and success of our Galvanic Spa System II.  The decline in Australia/New Zealand was largely related to a transition away from Photomax, which has not proven to be a strong, long-term business initiative for our distributors. Executive distributors in the region increased 14% while active distributors increased 1% compared to the prior year.

Gross profit

Gross profit as a percentage of revenue in 2008 decreased to 81.7% from 81.9% in 2007.  The decrease was due in part to a shift in our product mix as our Japan business, which historically has our strongest gross margins, represented a smaller percentage of our overall business. Gross margins were also impacted by the increase in sales of the Galvanic Spa System II, which has a slightly lower margin.

Selling expenses

Selling expenses decreased as a percentage of revenue to 42.4% in 2008 from 42.9% in 2007. The slight decrease as a percentage of revenue was due primarily to modifications to our compensation plan as discussed above.

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

Provision for income taxes

Provision for income taxes increased to $35.3 million in 2008 from $24.6 million in 2007. The effective tax rate decreased to 35.1% from 35.9% of pre-tax income in 2007.  The lower tax rate was due primarily to the expiration of the statute of limitations in certain tax jurisdictions.  In connection with our reconciliation of deferred tax asset and liability accounts at year end, we identified accounting adjustments related to prior periods.  These adjustments were included in our provision for income taxes at 2007 year end and totaled approximately $0.1 million.

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

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  We generated $133.9 million in cash from operations in 2009 compared to $103.3 million in 2008.  This increase in cash generated from operations is primarily due to the increase in revenue in 2009 as well as increased profitability from our restructuring efforts.

As of December 31, 2009, working capital was $152.7 million compared to $124.0 million as of December 31, 2008.  Our working capital increased primarily due to an increase in cash and cash equivalents.  Cash and cash equivalents at December 31, 2009 were $158.0 million compared to $114.6 million at December 31, 2008.  The increase in cash was primarily the result of the increase in our cash generated from operations in 2009.

Capital expenditures in 2009 totaled $20.2 million, and we anticipate capital expenditures of approximately $30 million to $35 million for 2010.  These capital expenditures are primarily related to:

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China, as well as costs associated with building a new innovation center on our Provo campus.

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China, as well as costs associated with building a new innovation center on our Provo campus.

We currently have debt pursuant to various credit facilities and other borrowings.  The following table summarizes these debt arrangements as of December 31, 2009:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2009(2)	Interest Rate	Repayment terms

2000 Japanese yen-denominated notes	9.7 billion yen	1.4 billion yen ($14.9 million as of December 31, 2009)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$10.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments beginning July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017 with annual principal payments beginning January 2011.

Japanese yen denominated:	3.1 billion yen	2.2 billion yen ($23.9 million as of December 31, 2009)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($24.4 million as of December 31, 2009)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	2.2 billion yen ($23.3 million as of December 31, 2009)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

2009 $100.0 million uncommitted muliti-currency shelf facility	N/A	None	N/A

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries.

(2)
The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $14.9 million of the balance on our 2000 Japanese yen-denominated notes, $4.8 million of the balance of our 2005 Japanese yen-denominated notes and $15.7 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency shelf facility.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for our equity incentive plans and strategic initiatives. On November 2, 2007, our board of directors authorized an increase of $100 million to our ongoing share repurchase authorization.  During the year ended December 31, 2009, we repurchased approximately 1.2 million shares of Class A common stock under this program for an aggregate amount of approximately $21.1 million.  At December 31, 2009, approximately $62.5 million was still available under the stock repurchase program.

During each quarter of 2009, our board of directors declared cash dividends of $0.115 per share on our Class A common stock.  These quarterly cash dividends totaled approximately $29.0 million and were paid during 2009 to stockholders of record in 2009.  In February 2010, the board of directors declared a dividend to be paid in March 2010 of $0.125 per share for Class A common stock.  Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

Contractual Obligations and Contingencies

      The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2009 (U.S. dollars in thousands):

	Total	2010	2011-2012	2013-2014	Thereafter

Long-term debt obligations	$156,519	$35,400	$40,342	$40,342	$40,435
Capital lease obligations	—	—	—	—	—
Operating lease obligations(1)	63,266	18,617	25,804	18,337	508
Purchase obligations	127,201	74,426	46,747	5,885	143
Other long-term liabilities reflected on the balance sheet(2)	—	—	—	—	—
Total	$346,986	$128,443	$112,893	$64,564	$41,086

(1)
Operating leases include corporate office and warehouse space with two entities that are owned by certain officers and directors of our company who are also founding shareholders.  Total payments under these leases were $3.8 million for the year ended December 31, 2009 with remaining long-term obligations under these leases of $6.6 million.

(2)	Other long-term liabilities reflected on the balance sheet of $66.4 million primarily consisting of long-term tax related balances, in which the timing of the commitments is uncertain.

Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world.  As previously reported, we are currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. The aggregate amount of those assessments is yen 2.7 billion Japanese (approximately $29.0 million as of December 31, 2009), net of any recovery of consumption taxes. We believe that the documentation and legal analysis support our position and have taken action in the court system in Japan to overturn these assessments. The litigation on this matter is ongoing and we believe the court will likely decide this matter in the next year. If we receive a decision that is unfavorable, we may appeal the decision, however, we would likely be required to take a charge to our earnings for the amount assessed.

In July 2005, we changed our operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation and valuation disputes. However, in October 2009 we received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 following an audit. The total amount of such assessments is yen 1.5 billion Japanese (approximately $17.5 million as of December 31, 2009), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following our review of the assessments and after consulting with our legal and customs advisors, we strongly believe that the additional assessments are improper and are not supported by any legal or factual basis. We filed letters of protest with Yokohama Customs, which were rejected.  We plan to appeal the matter to the Ministry of Finance in Japan.  To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

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

	As of December 31, 2007		As of December 31, 2008		As of December 31, 2009
	Active	Executive	Active	Executive	Active	Executive

North Asia	335,000	14,845	326,000	13,937	319,000	14,144
Americas	158,000	4,588	171,000	4,876	171,000	5,522
Greater China	138,000	6,389	115,000	6,323	106,000	6,938
Europe	59,000	1,957	83,000	2,911	94,000	3,385
South Asia/Pacific	65,000	2,223	66,000	2,541	71,000	2,950
Total	755,000	30,002	761,000	30,588	761,000	32,939

Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2008				2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$298.1	$321.7	$310.3	$317.6	$296.2	$322.6	$334.2	$378.1
Gross profit	243.9	262.4	253.3	259.4	242.4	261.9	272.1	311.0
Operating income	27.4	28.9	30.3	38.8	20.2	34.4	40.9	52.2
Net income	13.5	20.6	16.8	14.5	11.8	22.1	25.6	30.3
Net income per share:
Basic	0.21	0.32	0.26	0.23	0.19	0.35	0.41	0.48
Diluted	0.21	0.32	0.26	0.23	0.19	0.35	0.40	0.47

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the "FASB") voted to approve the FASB Accounting Standards Codification ("Codification") as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification was effective for us commencing July 1, 2009. The FASB Codification does not change U.S. generally accepted accounting principles, but combines all authoritative standards into a comprehensive online database.

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

Effective January 1, 2009, we adopted the provisions for the accounting and reporting of noncontrolling interests in a subsidiary in consolidated financial statements as required by the Consolidations Topic of the Codification. These provisions recharacterize minority interests as noncontrolling interests and require noncontrolling interests to be classified as a component of shareholders’ equity. These provisions require retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption of these provisions had no impact on our consolidated results of operations or financial condition.

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

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States.  The local currency of each of our Subsidiaries’ primary markets is considered the functional currency.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Japan, any weakening of the yen negatively impacts reported revenue and profits, whereas a strengthening of the yen positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operation or financial condition. However, based on current exchange rate levels, we currently anticipate that foreign currency fluctuations will have a negative impact on reported revenue in 2010.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At December 31, 2009, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $3.0 million to hedge forecasted foreign-currency-denominated intercompany transactions.  At December 31, 2008, we did not hold any forward contracts designated as foreign currency cash flow hedges.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2008				2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan(1)	105.0	104.6	107.6	95.7	93.6	97.3	93.5	89.9
Taiwan.	31.5	30.4	31.2	33.0	34.0	33.1	32.8	32.3
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	956.4	1,017.3	1,063.1	1,360.6	1,418.4	1,282.8	1,237.3	1,167.4
Malaysia	3.2	3.2	3.3	3.6	3.6	3.5	3.5	3.4
Thailand	31.0	32.3	33.9	34.9	35.3	34.7	34.0	33.3
China	7.2	7.0	6.8	6.8	6.8	6.8	6.8	6.8
Singapore	1.4	1.4	1.4	1.5	1.5	1.5	1.4	1.4
Canada	1.0	1.0	1.0	1.2	1.2	1.2	1.1	1.1

(1)	As of February 12, 2010, the exchange rate of U.S. $1 into the Japanese yen was approximately 89.99.

Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our plans and expectations regarding our initiatives, strategies, development and launch of new products, and other innovation efforts;

•	our expectations and beliefs regarding government regulations of our industry and our ability to comply with such regulations;

•	our expectations and beliefs regarding our distributors and our compensation plan; and

•	our expectation that we will spend approximately $30 million to $35 million for capital expenditures during 2010;

•	our expectation and plans regarding conventions;

•	our expectations regarding gross profit and selling expenses;

•	our anticipation that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments;

•	our belief that we have appropriately provided for income taxes for all years;

•
our belief that we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis and that existing cash balances together with future cash flows from operations and existing lines of credit will be adequate to fund our cash needs; and

•	our beliefs regarding our Japan customs matter; and

•	our expectations regarding the effect of foreign currency fluctuations.

In addition, when used in this report, the words or phrases “will likely result,” “expect,” “anticipate,” “will continue,” “intend,” “plan,” “believe” and similar expressions are intended to help identify forward-looking statements.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated.  Reference is made to the risks and uncertainties described below and factors described herein in “Item 1A. - Risk Factors” (which contains a more detailed discussion of the risks and uncertainties related to our business).  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law.  Some of the risks and uncertainties that might cause actual results to differ from those anticipated include, but are not limited to, the following:

(a) Global economic conditions continue to be challenging.  Although there are signs of economic recovery, it is not possible for us to predict the extent and timing of any improvement in global economic conditions.  Even with continued growth in many of our markets during this period, the economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors' ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

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

(d) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us.  We continue to experience a high level of general inquiries regarding our company and complaints to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training to our distributors and restructuring our compliance group in Japan.  We have seen improvements in some prefectures, but not in others.  In 2009, we received one written and one oral warning from Consumer Centers in two prefectures raising concerns about our distributor training and number of general inquiries and complaints.  We are implementing additional steps to reinforce our distributor education and training in Japan to help address these concerns.    Japan is currently implementing a national organization of consumer protection centers, which may increase scrutiny of our business and industry.

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

(f) The direct selling regulations in China are restrictive and there continues to be some confusion and uncertainty as to the meaning of the regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these regulations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives, contractual sales promoters and direct sellers violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our employed sales representatives and contractual sales promoters, including our use of the sales productivity of an individual and the group of individuals whom he or she trains and supervises in establishing salary and compensation, violates the restriction on multi-level compensation under the rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our business model, which includes retail stores, employed sales representatives, contractual sales promoters and direct sellers.

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

(k) Our revenue was negatively impacted in 2003 by the SARS epidemic that hit Asia during that year. More recently, human cases of H1N1 flu, originating in Latin America, have been identified as potential global health risks. It is difficult to predict the impact on our business, if any, of a recurrence of SARS, or the emergence of new epidemics, such as avian flu or H1N1 flu. Although such events could generate increased sales of health and immune supplements and certain personal care products, our direct selling and retail activities and results of operations could be harmed if the fear of any communicable and rapidly spreading disease results in travel restrictions or causes people to avoid group meetings or gatherings or interaction with other people.  In addition, most of our Pharmanex nutritional supplement revenue is generated from products that are encapsulated in bovine- and/or porcine-sourced gel capsules. If we experience production difficulties, quality control problems, or shortages in supply in connection with bovine or porcine related health concerns, this could result in additional risk of product shortages or write-offs of inventory that no longer can be used.  In addition, we may be unable to introduce our products in some markets if we are unable to obtain the necessary regulatory approvals or if any product ingredients are prohibited, which could harm our business.

(l) Production difficulties and quality control problems could harm our business, in particular our reliance on third party suppliers to deliver quality products in a timely manner. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products. We recently experienced unprecedented demand for our limited offering of our new ageLOC Transformation skin care system. In addition this is the first time that we are launching a product globally on such a condensed launch schedule, which has added increased pressure on our supply chain. If we are not able to accurately forecast sales levels on a market by market basis, or are unable to produce a sufficient supply to meet such demand globally, we could have stockouts which could negatively impact enthusiasm of our distributors.

(m) Historically, most of our products have been imported from the United States into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. We may be subject to prospective or retrospective increases in duties on our products imported into our markets outside of the United States, which could adversely impact our results. We recently received a new assessment from Yokohama Customs in Japan as described above under the heading “Contractual Obligations and Contingencies”.   If we are not able to resolve this assessment or if we lose the litigation with respect to our previous assessment, we will be required to take a large charge to earnings. In addition, our current duty rates in Japan would lower our gross margins.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Currency Risk and Exchange Rate Information” and Note 15 to the Consolidated Financial Statements.

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

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2008	2009
ASSETS
Current assets
Cash and cash equivalents	$114,586	$158,045
Accounts receivable	16,496	22,513
Inventories, net	114,378	105,661
Prepaid expenses and other	44,944	51,724
	290,404	337,943

Property and equipment, net	82,336	79,356
Goodwill	112,446	112,446
Other intangible assets, net	87,888	81,968
Other assets	136,698	136,736
Total assets	$709,772	$748,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,378	$25,292
Accrued expenses	115,794	124,520
Current portion of long-term debt	30,196	35,400
	166,368	185,212

Long-term debt	158,760	121,119
Other liabilities	68,464	66,431
Total liabilities	393,592	372,762

Commitments and contingencies (Notes 9 and 19)

Stockholders’ equity
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	218,928	232,219
Treasury stock, at cost – 27.2 and 27.8 million shares	(417,017)	(433,567)
Accumulated other comprehensive loss	(70,061)	(68,134)
Retained earnings	584,239	645,078
	316,180	375,687
Total liabilities and stockholders’ equity	$709,772	$748,449

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2007	2008	2009

Revenue	$1,157,667	$1,247,646	$1,331,058
Cost of sales	209,283	228,597	243,648

Gross profit	948,384	1,019,049	1,087,410

Operating expenses:
Selling expenses	496,454	529,368	550,637
General and administrative expenses	361,242	364,253	378,336
Restructuring charges	19,775	—	10,724

Total operating expenses	877,471	893,621	939,697

Operating income	70,913	125,428	147,713
Other income (expense), net (Note 22)	(2,435)	(24,775)	(6,589)

Income before provision for income taxes	68,478	100,653	141,124
Provision for income taxes	24,606	35,306	51,279

Net income	$43,872	$65,347	$89,845

Net income per share:
Basic	$0.68	$1.03	$1.42
Diluted	$0.67	$1.02	$1.40

Weighted-average common shares outstanding (000s):
Basic	64,783	63,510	63,333
Diluted	65,584	64,132	64,296

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2007	$91	$199,322	$(346,889)	$(65,107)	$531,563	$318,980

Comprehensive income:
Net income	—	—	—	—	43,872	43,872
Foreign currency translation adjustment	—	—	—	(2,236)	—	(2,236)
Net unrealized losses on foreign currency cash flow hedges	—	—	—	(152)	—	(152)
Less: Reclassification adjustment for realized gains in current earnings	—	—	—	(264)	—	(264)
Total comprehensive income						41,220
Repurchase of Class A common stock (Note 10)	—	—	(71,100)	—	—	(71,100)
Exercise of employee stock options (593,000 shares)/vesting of stock awards	—	1,717	4,013	—	—	5,730
Excess tax benefit from equity awards	—	1,770	—	—	—	1,770
Stock-based compensation	—	8,129	—	—	—	8,129
Adoption of FIN 48	—	(1,117)	—	—	(1,458)	(2,575)
Cash dividends	—	—	—	—	(27,145)	(27,145)
Balance at December 31, 2007	91	209,821	(413,976)	(67,759)	546,832	275,009

Comprehensive income:
Net income	—	—	—	—	65,347	65,347
Foreign currency translation adjustment	—	—	—	(2,302)	—	(2,302)
Total comprehensive income						63,045
Repurchase of Class A common stock (Note 10)	—	—	(6,093)	—	—	(6,093)
Exercise of employee stock options (401,000)	—	772	3,052	—	—	3,824
Excess tax benefit from equity awards	—	1,062	—	—	—	1,062
Stock-based compensation	—	7,273	—	—	—	7,273
Cash dividends	—	—	—	—	(27,940)	(27,940)
Balance at December 31, 2008	91	218,928	(417,017)	(70,061)	584,239	316,180

Comprehensive income:
Net income	—	—	—	—	89,845	89,845
Foreign currency translation adjustment				1,830	—	1,830
Net unrealized gains on foreign currency cash flow hedges	—	—	—	97	—	97
Total comprehensive income						91,772
Repurchase of Class A common stock (Note 10)	—	—	(21,144)	—	—	(21,144)
Exercise of employee stock options (614,000)/vesting of stock awards	—	1,633	4,594	—	—	6,227
Excess tax benefit from equity awards	—	1,669	—	—	—	1,669
Stock-based compensation	—	9,989	—	—	—	9,989
Cash dividends	—	—	—	—	(29,006)	(29,006)
Balance at December 31, 2009	$91	$232,219	$(433,567)	$(68,134)	$645,078	$375,687

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income	$43,872	$65,347	$89,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,967	30,393	28,557
Foreign currency (gains)/losses	(4,471)	18,409	(1,966)
Stock-based compensation	8,129	7,273	9,989
Deferred taxes	13,774	(4,078)	12,350
Changes in operating assets and liabilities:
Accounts receivable	(2,647)	7,069	(7,043)
Inventories, net	(12,312)	(14,910)	9,740
Prepaid expenses and other	(1,989)	4,260	(3,850)
Other assets	(14,441)	1,699	(18,690)
Accounts payable	2,956	(6,139)	3,602
Accrued expenses	(8,641)	(3,250)	8,598
Other liabilities	(8,544)	(2,766)	2,812

Net cash provided by operating activities	48,653	103,307	133,944

Cash flows from investing activities:
Purchase of property and equipment	(22,736)	(16,007)	(20,215)
Proceeds on investment sales	131,525	19,135	—
Purchases of investments	(136,750)	(13,910)	—

Net cash used in investing activities	(27,961)	(10,782)	(20,215)

Cash flows from financing activities:
Payment of cash dividends	(27,145)	(27,940)	(29,006)
Repurchase of shares of common stock	(71,100)	(6,094)	(21,144)
Exercise of distributor and employee stock options	5,731	3,824	6,227
Income tax benefit of options exercised	1,770	227	1,101
Payments on long-term debt	(31,733)	(32,711)	(30,188)
Proceeds from long-term debt	64,845	—	—

Net cash used in financing activities	(57,632)	(62,694)	(73,010)

Effect of exchange rate changes on cash	2,914	(2,572)	2,740

Net increase (decrease) in cash and cash equivalents	(34,026)	27,259	43,459

Cash and cash equivalents, beginning of period	121,353	87,327	114,586

Cash and cash equivalents, end of period	$87,327	$114,586	$158,045

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

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

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method.  The Company had reserves for obsolete inventory totaling $5.8 million and $6.4 million as of December 31, 2008 and 2009, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2008	2009

Raw materials	$33,182	$31,557
Finished goods	81,196	74,104
	$114,378	$105,661

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

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

Revenue recognition

Revenue is recognized when products are shipped, which is when title and risk of loss pass to independent distributors and preferred customers who are the Company’s customers.  A reserve for product returns is accrued based on historical experience totaling $2.1 million and $2.9 million as of December 31, 2008 and 2009, respectively.  The Company generally requires cash or credit card payment at the point of sale.  The Company has determined that no allowance for doubtful accounts is necessary.  Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue.  The global compensation plan for the Company’s distributors generally does not provide rebates or selling discounts to distributors who purchase its products and services.  The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

Advertising expenses

Advertising costs are expensed as incurred.  Advertising expense incurred for the years ended December 31, 2007, 2008 and 2009 totaled approximately $2.1 million, $1.7 million and $2.0 million, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

Selling expenses

Selling expenses are the Company’s most significant expense and are classified as operating expenses.  Selling expenses include distributor commissions as well as wages, benefits, bonuses and other labor and unemployment expenses the Company pays to sales employees in China.  The Company pays monthly commissions to several levels of distributors on each product sale based upon a distributor’s personal and group product volumes, as well as the group product volumes of up to six levels of executive distributors in such distributor’s downline sales organization.  The Company does not pay commissions on sales materials.

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

Research and development

The Company’s research and development activities are conducted primarily through its Pharmanex division.  Research and development costs are included in general and administrative expenses in the accompanying consolidated statements of income and are expensed as incurred and totaled $10.0 million, $9.6 million and $10.4 million  in 2007, 2008 and 2009, respectively.

Deferred tax assets and liabilities

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of December 31, 2009, the Company has net deferred tax assets of $61.3 million.   The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

Uncertain Tax Positions

In June 2006, the FASB issued interpretative guidance addressing uncertain tax positions.  The Company adopted the provisions of this guidance on January 1, 2007.  As a result of the implementation the Company recognized a $2.6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balances of retained earnings and additional paid-in capital.

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (U.S. dollars in thousands):

Gross Balance at January 1, 2007	$38,130
Increases related to prior year tax positions	1,254
Decreases related to prior year tax positions	(6,060)
Increases related to current year tax positions	1,431
Decreases due to lapse of statutes of limitations	(2,880)
Gross Balance at December 31, 2007	$31,875

Gross Balance at January 1, 2008	$31,875
Increases related to current year tax positions	1,494
Settlements	(14)
Decreases due to lapse of statutes of limitations	(5,977)
Currency adjustments	3,537
Gross Balance at December 31, 2008	$30,915

Gross Balance at January 1, 2009	$30,915
Increases related to prior year tax positions	2
Increases related to current year tax positions	3,618
Settlements	(946)
Decreases due to lapse of statutes of limitations	(4,858)
Currency adjustments	(456)
Gross Balance at December 31, 2009	$28,275

At December 31, 2009, the Company had $28.3 million in unrecognized tax benefits of which $4.4 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2008 the Company had $30.9 million in unrecognized tax benefits of which $5.8 million, if recognized, would affect the effective tax rate.  The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $17 to $20 million.

During each of the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $0.1 million, $0.5 million and $0.5 million, respectively in interest and penalties.  The Company had approximately $3.3 million, $3.2 million and $2.7 million of accrued interest and penalties related to uncertain tax positions at December 31, 2009, 2008 and 2007, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

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

The FASB Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents and available-for-sale securities.  Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs have created the following fair-value hierarchy:

▪     Level 1 – quoted prices in active markets for identical assets or liabilities;

▪     Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
▪     Level 3 – unobservable inputs based on the Company’s own assumptions.

Accounting standards permit companies, at their option, to choose to measure many financial instruments and certain other items at fair value.  The Company has elected to not fair value existing eligible items.

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

Stock-based compensation

All share-based payments, including grants of stock options and restricted stock units, are required to be recognized in our financial statements based upon their respective grant date fair values. The Black-Scholes option pricing model is used to estimate the fair value of stock options. The determination of the fair value of stock options is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use historical volatility as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options.  The fair value of our restricted stock units is based on the closing market price of our stock on the date of grant less our expected dividend yield. We recognize stock-based compensation net of any estimated forfeitures on a straight-line basis over the requisite service period of the award.

      The total compensation expense related to equity compensation plans was approximately $8.1 million, $7.3 million and $10.0 million for the years ended December 31, 2007, 2008 and 2009. For the years ended December 31, 2007, 2008 and 2009, all stock-based compensation expense was recorded within general and administrative expenses.

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

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

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

Recent accounting pronouncements

      In June 2009, the Financial Accounting Standards Board (the "FASB") voted to approve the FASB Accounting Standards Codification ("Codification") as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification was effective for the Company commencing July 1, 2009. The FASB Codification does not change U.S. generally accepted accounting principles, but combines all authoritative standards into a comprehensive online database.

Effective January 1, 2009, the Company adopted the fair value measurement provisions as required by the Fair Value Measurements and Disclosures Topic of Codification, as it relates to non-recurring, nonfinancial assets and liabilities. The adoption of these provisions did not have an impact on the Company's Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted the provisions relating to the accounting for business combinations as required by the Business Combinations Topic of the Codification. These provisions will impact its financial statements both on the acquisition date and in subsequent periods and will be applied prospectively. The impact of adopting these provisions will depend on the nature and terms of future acquisitions.

      Effective January 1, 2009, the Company adopted the provisions for the accounting and reporting of noncontrolling interests in a subsidiary in consolidated financial statements as required by the Consolidations Topic of the Codification. These provisions recharacterize minority interests as noncontrolling interests and require noncontrolling interests to be classified as a component of shareholders’ equity. These provisions require retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption of these provisions had no impact on the Company's consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted enhanced disclosures about how and why it uses derivative instruments, how they are accounted for, and how they affect the Company's financial performance as required by the Derivatives and Hedging Topic of the Codification. The enhanced disclosures had no impact on the Company's financial condition, results of operations or cash flows.

Effective June 30, 2009, the Company adopted the subsequent event provisions of the Codification. These provisions provide guidance on management’s assessment of subsequent events. The adoption of these provisions did not have an impact on the Company's Consolidated Financial Statements.

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

3.           Related Party Transactions

The Company leases corporate office and warehouse space from two entities that are owned by certain officers and directors of the Company.  Total lease payments to these two affiliated entities were $3.8 million, $3.8 million and $3.9 million for the years ended December 31, 2007, 2008 and 2009 with remaining long-term minimum lease payment obligations under these operating leases of $10.5 million and $6.6 million at December 31, 2008 and 2009, respectively.

4.           Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2008	2009

Furniture and fixtures	$51,783	$54,261
Computers and equipment	101,592	91,481
Leasehold improvements	64,885	68,780
Scanners	22,444	18,784
Vehicles	1,682	1,943
	242,386	235,249
Less: accumulated depreciation	(160,050)	(155,893)
	$82,336	$79,356

Depreciation of property and equipment totaled $27.1 million, $24.4 million and $21.8 million for the years ended December 31, 2007, 2008 and 2009, respectively, which includes amortization expense relating to the Scanners of approximately $7.8 million, $6.7 million and $5.2 million for the years ended December 31, 2007, 2008 and 2009, respectively.

5.           Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2008	2009

Goodwill	$112,446	$112,446
Trademarks and trade names	24,599	24,599
	$137,045	$137,045

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

	December 31, 2008		December 31, 2009
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$46,482	$12,356	$46,482	$15,390	18 years
Developed technology	22,500	11,788	22,500	12,612	20 years
Distributor network	11,598	7,583	11,598	8,085	15 years
Trademarks	13,016	8,160	13,316	8,837	15 years
Other	29,216	19,636	29,755	21,358	5 years
	$122,812	$59,523	$123,651	$66,282	15 years

Amortization of finite-life intangible assets totaled $5.9 million, $6.0 million and $6.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.  Annual estimated amortization expense is expected to approximate $6.0 million for each of the five succeeding fiscal years.

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

6.           Other Assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2008	2009

Deferred taxes	$66,427	$49,030
Deposits for noncancelable operating leases	24,184	20,713
Deposit for customs assessment (Note 19)	29,707	46,476
Other	16,380	20,517
	$136,698	$136,736

7.           Accrued Expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2008	2009

Accrued commissions and other payments to distributors	$47,819	$50,332
Income taxes payable	4,067	—
Other taxes payable	9,682	5,596
Accrued payroll and payroll taxes	14,432	12,790
Accrued payable to vendors	9,494	12,438
Accrued severance	482	2,537
Other accrued employee expenses	7,722	15,800
Other	22,096	25,027
	$115,794	$124,520

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

8.           Long-Term Debt

The following tables summarize the Company’s long-term debt arrangements as of December 31, 2009:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2009(2)	Interest Rate	Repayment terms

2000 Japanese yen-denominated notes	9.7 billion yen	1.4 billion yen ($14.9 million as of December 31, 2009)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$50.0 million	$10.0 million	4.5%	Notes due April 2010 with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016 with annual principal payments beginning July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017 with annual principal payments beginning January 2011.

Japanese yen denominated:	3.1 billion yen	2.2 billion yen ($23.9 million as of December 31, 2009)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($24.4 million as of December 31, 2009)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	2.2 billion yen ($23.3 million as of December 31, 2009)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2010.

2009 $100.0 million uncommitted muliti-currency shelf facility	N/A	None	N/A

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries.

(2)
The current portion of our long-term debt (i.e., becoming due in the next 12 months) includes $14.9 million of the balance on our 2000 Japanese yen-denominated notes, $4.8 million of the balance of our 2005 Japanese yen-denominated notes and $15.7 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency shelf facility.

Interest expense relating to debt totaled $8.3 million, $7.7 million and $6.9 million for the years ended December 31, 2007, 2008 and 2009, respectively.

The notes and shelf facility contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type, including a requirement to maintain a minimum cash balance of $65.0 million.  As of December 31, 2009, the Company is in compliance with all financial covenants under the notes and shelf facility.

Maturities of all long-term debt at December 31, 2009, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2010	$35,400
2011	20,171
2012	20,171
2013	20,171
2014	20,171
Thereafter	40,435
Total	$156,519

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

9.           Lease Obligations

The Company leases office space and computer hardware under noncancelable long-term operating leases including related party leases (see Note 3).  Most leases include renewal options of at least three years.  Minimum future operating lease obligations at December 31, 2009 are as follows (U.S. dollars in thousands):

Year Ending December 31,

2010	$18,617
2011	14,561
2012	11,243
2013	10,189
2014	8,148
Thereafter	508
Total	$63,266

Rental expense for operating leases totaled $32.2 million, $33.5 million and $33.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.

10.                                Capital Stock

The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share, and 100 million shares of Class B common stock, par value $.001 per share.  The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company’s Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder.  All outstanding Class B shares have been converted to Class A shares.  As of December 31, 2009 and 2008, there were no preferred or Class B common shares outstanding.

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2007	2008	2009

Basic weighted-average common shares outstanding	64,783	63,510	63,333
Effect of dilutive securities: Stock awards and options	801	622	963
Diluted weighted-average common shares outstanding	65,584	64,132	64,296

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

For the years ended December 31, 2007, 2008 and 2009, other stock options totaling 3.3 million, 5.0 million and 4.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Repurchases of common stock

Since August 1998, the board of directors has authorized the Company to repurchase up to $335.0 million of the Company’s outstanding shares of Class A common stock on the open market or in private transactions.  The repurchases are used primarily for the Company’s equity incentive plans and strategic initiatives.  During the years ended December 31, 2007, 2008 and 2009, the Company repurchased approximately 4.1 million, 0.4 million and 1.2 million shares of Class A common stock for an aggregate price of approximately $71.1 million, $6.1 million and $21.1 million, respectively, under these repurchase programs.  Included in the 4.1 million shares repurchased in 2007, are 1.5 million shares that the Company repurchased under a $25.0 million accelerated repurchase transaction during the fourth quarter of 2007.  Between August 1998 and December 31, 2009, the Company repurchased a total of approximately 19.6 million shares of Class A common stock under this repurchase program for an aggregate price of approximately $272.5 million.

11.           Stock–Based Compensation

At December 31, 2009, the Company had the following stock-based employee compensation plans:

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

In the fourth quarter of 2007, the compensation committee of the board of directors approved the grant of performance stock options to certain senior level executives. Vesting for the options is performance based, with the options vesting in two installments if the Company’s earnings per share equal or exceed the two established performance levels, measured in terms of diluted earnings per share. Fifty percent of the options will vest upon earnings per share meeting or exceeding the first performance level and fifty percent of the options will vest upon earnings per share meeting or exceeding the second performance level. If the performance levels have not been met on or prior to the 2nd business day following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, then any unvested options shall terminate at such time.  As of December 31, 2009, fifty percent of the performance levels were met, which resulted in compensation expense of $3.8 million.

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2007	2008	2009

Weighted average grant date fair value of grants	$5.51	$4.69	$2.84
Risk-free interest rate(1)	3.8%	3.0%	2.3%
Dividend yield(2)	2.5%	2.6%	3.2%
Expected volatility(3)	40.4%	36.1%	40.7%
Expected life in months(4)	59 months	58 months	69 months

(1)	The risk-free interest rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.

(2)	The dividend yield is based on the rolling average of annual stock prices and the actual dividends paid in the corresponding 12 months.

(3)	Expected volatility is based on the historical volatility of our stock price, over a period similar to the expected life of the option.

(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

Options under the plans as of December 31, 2009 and changes during the year ended December 31, 2009 were as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options activity – service based
Outstanding at December 31, 2008	4,868.0	$ 16.87
Granted	1,816.3	9.50
Exercised	(576.7)	13.55
Forfeited/cancelled/expired	(315.6)	18.15
Outstanding at December 31, 2009	5,792.0	14.82	4.84	$ 69,783
Exercisable at December 31, 2009	3,377.1	17.25	4.04	32,498

Options activity – performance based
Outstanding at December 31, 2008	1,805.0	$ 17.08
Granted	75.0	13.98
Exercised	(37.5)	13.98
Forfeited/cancelled/expired	(100.0)	16.69
Outstanding at December 31, 2009	1,742.5	17.03	5.08	$ 17,138
Exercisable at December 31, 2009	12.5	13.98	6.34	161

Options activity – all options
Outstanding at December 31, 2008	6,673.0	$ 16.93
Granted	1,891.3	9.68
Exercised	(614.2)	13.57
Forfeited/cancelled/expired	(415.6)	17.80
Outstanding at December 31, 2009	7,534.5	15.33	4.89	$ 86,921
Exercisable at December 31, 2009	3,389.6	17.23	4.05	32,659

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.  This amount varies based on the fair market value of the Company’s stock.  The total fair value of options vested and expensed was $4.7 million, net of tax, for the year ended December 31, 2009.

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2007, 2008 and 2009, were as follows (in millions):

	December 31,
	2007	2008	2009

Cash proceeds from stock options exercised	$5.7	$3.8	$6.2
Tax benefit realized for stock options exercised	1.8	1.2	2.9
Intrinsic value of stock options exercised	3.4	0.2	8.2

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

Nonvested restricted stock awards as of December 31, 2009 and changes during the year ended December 31, 2009 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value

Nonvested at December 31, 2008	365.8	$ 17.27

Granted	175.5	15.82
Vested	(185.2)	16.30
Forfeited	(15.8)	15.54

Nonvested at December 31, 2009	340.3	17.12

As of December 31, 2009, there was $4.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 3.0 years.  As of December 31, 2009, there was $10.8 million of unrecognized stock-based compensation expense related to nonvested stock option awards.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

12.           Income Taxes

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2007, 2008 and 2009 (U.S. dollars in thousands):

	2007	2008	2009

U.S.	$45,235	$52,756	$71,338
Foreign	23,243	47,897	69,786
Total	$68,478	$100,653	$141,124

The provision for current and deferred taxes for the years ended December 31, 2007, 2008 and 2009 consists of the following (U.S. dollars in thousands):

	2007	2008	2009
Current
Federal	$—	$10,524	$9,409
State	(94)	2,620	1,690
Foreign	22,090	22,408	27,784
	21,996	35,552	38,883
Deferred
Federal	(298)	713	14,266
State	2,181	(345)	937
Foreign	727	(614)	(2,807)
	2,610	(246)	12,396
Provision for income taxes	$24,606	$35,306	$51,279

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

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

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2008	2009
Deferred tax assets:
Inventory differences	$4,335	$3,777
Foreign tax credit and other foreign benefits	33,058	34,717
Stock-based compensation	6,127	8,251
Accrued expenses not deductible until paid	27,389	25,211
Foreign currency exchange	9,267	8,934
Net operating losses	14,752	14,430
Capitalized research and development	21,481	19,175
Asian marketing rights	1,710	1,095
Exchange gains and loses	2,513	—
Other	7,925	5,839
Gross deferred tax assets	128,557	121,429
Deferred tax liabilities:
Exchange gains and losses	—	3,299
Pharmanex intangibles step-up	14,105	13,514
Amortization of intangibles	5,911	8,768
Foreign outside basis in controlled foreign corporation	10,465	10,137
Prepaid expenses	11,239	11,239
Other	1,262	2,025
Gross deferred tax liabilities	42,982	48,982
Valuation allowance	(9,254)	(11,150)
Deferred taxes, net	$76,321	$61,297

At December 31, 2009, the Company had foreign operating loss carryforwards of approximately $67.0 million for tax purposes, which will be available to offset future taxable income.  If not used, $31.7 million of carryforwards will expire between 2010 and 2019, while $35.3 million do not expire.

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

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2008	2009

Net current deferred tax assets	$23,105	$23,541
Net noncurrent deferred tax assets	66,426	49,030
Total net deferred tax assets	89,531	72,571

Net current deferred tax liabilities	—	—
Net noncurrent deferred tax liabilities	13,210	11,274
Total net deferred tax liabilities	13,210	11,274
Deferred taxes, net	$76,321	$61,297

The Company’s deferred tax assets as of December 31, 2009 decreased due to the utilization of certain deferred tax assets relating primarily to amortization of intangibles and accrued expenses.

The Company is subject to regular audits by federal, state and foreign tax authorities.  These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2007, 2008 and 2009 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2007	2008	2009

Income taxes at statutory rate	35.00%	35.00%	35.00%
Non-deductible expenses	.27	.23	.24
Other	.66	(.15)	1.10
	35.93%	35.08%	36.34%

The decrease in the effective tax rate from 2008 compared to 2007 was due primarily to the expiration of the statute of limitations in certain tax jurisdictions.  The increase in the effective tax rate in 2009 compared to 2008 was due to a reduced benefit relating to the expiration of the statute of limitations.

13.           Employee Benefit Plan

The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service.   Employees age 18 and older are eligible to contribute to the plan starting the first of the month following their date of hire.  After completing at least one year of service, employees age 21 and older are eligible to receive the Company’s matching funds.  The Company matches 100% of the first 2% and 50% of the next 2% of each participant’s contributions to the plan.  Participant contributions are immediately vested.  Company contributions vest based on the participant’s years of service at 25% per year over four years.  Therefore, matching funds for employees with four or more years of service are 100% vested immediately upon contribution. The Company recorded compensation expense of  $1.5 million, $1.3 million and $1.7 million for the years ended December 31, 2007, 2008 and 2009, respectively, related to its contributions to the plan.  Beginning January 1, 2009, the following changes were made to the 401(k) defined contribution plan:

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

▪	all employees age 18 and older are eligible to contribute to the plan and receive the Company’s matching funds starting the first of the month following their date of hire;

▪	the Company matches 100% of the first 1% and 50% of the next 5% of each participant’s contributions to the plan; and

▪	the Company’s match is 100% vested after the completion of 2 years of service.

The Company has a defined benefit pension plan for its employees in Japan.  All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan.  The accrued pension liability was $5.2 million, $6.9 million and $5.9 million as of December 31, 2007, 2008 and 2009, respectively.  Although Nu Skin Japan has not specifically funded this obligation, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan.  The Company recorded pension expense of $1.4 million, $0.9 million and $0.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

14.           Executive Deferred Compensation Plan

The Company has an executive deferred compensation plan for select management personnel.  Under this plan, the Company may make a contribution of up to 10% of a participant’s salary.  In addition, each participant has the option to defer a portion of their compensation up to a maximum of 80% of their compensation.  Participant contributions are immediately vested.  Company contributions vest based on the earlier of:  (a) attaining 60 years of age; (b) continuous employment of 20 years; or (c) death or disability.  The Company recorded compensation expense of $0.7 million, $0.8 million and $1.1 million for the years ended December 31, 2007, 2008 and 2009, respectively, related to its contributions to the plan.  The Company had accrued $6.2 million and $10.0 million as of December 31, 2008 and 2009, respectively, related to the Executive Deferred Compensation Plan.  Company contributions now vest on the earlier of:  (a) attaining 60 years of age; (b) 50% after ten years of service and 5% each year of service thereafter; and (c) death or disability.

15.           Derivative Financial Instruments

At December 31, 2008, the Company held no forward contracts designated as foreign currency cash flow hedges to hedge forecasted foreign-currency-denominated intercompany transactions and no net unrealized loss was recorded in accumulated other comprehensive loss.  At December 31, 2009, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $3.0 million to hedge forecasted foreign-currency-denominated intercompany transactions and $0.1 million net unrealized gain, net of related taxes, was recorded in accumulated other comprehensive loss.

      The contracts held at December 31, 2009, have maturities through January 2010, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months.  The pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings were $0.4 million, none, and none for the years ended December 31, 2007, 2008 and 2009, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

16.           Supplemental Cash Flow Information

Cash paid for interest totaled $7.4 million, $7.9 million and $7.0 million for the years ended December 31, 2007, 2008 and 2009, respectively. Cash paid for income taxes totaled $21.9 million, $27.2 million and $36.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.

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

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31
Revenue:	2007	2008	2009

North Asia	$585,805	$594,548	$606,113
Americas	188,256	223,902	260,865
Greater China	205,026	209,968	210,379
Europe	77,163	111,572	133,578
South Asia/Pacific	101,417	107,656	120,123
Total	$1,157,667	$1,247,646	$1,331,058

Revenue generated by each of the Company’s product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2007	2008	2009

Nu Skin	$498,500	$633,411	$752,681
Pharmanex	634,191	597,714	565,592
Other	24,976	16,521	12,785
Total	$1,157,667	$1,247,646	$1,331,058

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

Additional information as to the Company’s operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2007	2008	2009

Japan	$443,670	$443,714	$461,914
United States	167,701	192,140	218,557
South Korea	142,135	150,834	144,199
Europe	67,315	96,573	111,862
Taiwan	93,014	92,297	91,727
Mainland China	66,493	65,329	71,086

	December 31,
Long-lived assets:	2008	2009

Japan	$9,891	$8,079
United States	45,940	42,378
South Korea	2,007	3,654
Europe	2,220	3,005
Taiwan	3,050	1,758
Mainland China	10,747	11,841

18.           Restructuring Charges

During 2009, the Company recorded restructuring charges of $10.7 million, related to restructuring of its Japan operations, including an approximate 30% headcount reduction as well as facility relocations and closures.  $7.4 million of these charges related to severance payments to terminated employees and $3.3 million related to facility relocation or closing costs.  The majority of these severance charges are related to a voluntary employment reduction program.  The restructuring charges for facility relocation or closing costs related to costs incurred during 2009 for leases terminated in that period.

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

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

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

In June 2006, the FASB issued interpretative guidance clarifying the accounting for uncertainty in tax positions. The guidance requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of this guidance became effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

Due to the international nature of the Company’s business, it is subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which it conducts business throughout the world.  As previously reported, the Company is currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. The aggregate amount of those assessments is yen 2.7 billion Japanese (approximately $29.0 million as of December 31, 2009), net of any recovery of consumption taxes. The Company believes that the documentation and legal analysis support its position and has taken action in the court system in Japan to overturn these assessments. The litigation on this matter is ongoing and the Company believes the court will likely decide this matter in the next year. If the Company receives a decision that is unfavorable, it may appeal the decision, however, it would likely be required to take a charge to its earnings for the amount assessed.

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

In July 2005, the Company changed its operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation and valuation disputes. However, in October 2009, the Company received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 following an audit. The total amount of such assessments is yen 1.5 billion Japanese (approximately $17.5 million as of December 31, 2009), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following the Company’s review of the assessments and after consulting with its legal and customs advisors, the Company strongly believes that the additional assessments are improper and are not supported by any legal or factual basis. The Company filed letters of protest with Yokohama Customs, which were rejected.  The Company plans to appeal the matter to the Ministry of Finance in Japan.  At the request of the Yokohama Customs, the Company has prepared additional information for them to consider. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

In addition, the Company is currently being required to pay a higher rate of duties on all current imports, which it is similarly disputing. Because the Company believes that the higher rate being assessed is improper, the Company is currently planning on only expensing the portion of the duties it believes is supported under applicable customs law, and recording the additional payment as a receivable on its books.

In November 2008, the U.S. Internal Revenue Service began an audit of the Company’s 2006 and 2007 tax years.  The Company anticipates this audit will be completed by approximately June 2010.

20.           Dividends per Share

Quarterly cash dividends for the years ended December 31, 2008 and 2009 totaled $27.9 million and $29.0 million, respectively.  In February 2010, the board of directors declared a quarterly cash dividend of $0.125 per share for all classes of common stock to be paid on March 17, 2010 to stockholders of record on February 26, 2010.

21.           Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2008				2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$298.1	$321.7	$310.3	$317.6	$296.2	$322.6	$334.2	$378.1
Gross profit	243.9	262.4	253.3	259.4	242.4	261.9	272.1	311.0
Operating income	27.4	28.9	30.3	38.8	20.2	34.4	40.9	52.2
Net income	13.5	20.6	16.8	14.5	11.8	22.1	25.6	30.3
Net income per share:
Basic	0.21	0.32	0.26	0.23	0.19	0.35	0.41	0.48
Diluted	0.21	0.32	0.26	0.23	0.19	0.35	0.40	0.47

NU SKIN ENTERPRISES, INC.
Notes to Concolidated Financial Statements

22.           Other income (expense), net

Other income (expense), net was $6.6 million of expense in 2009 compared to $24.8 million of expense in 2008.  Of this 2008 amount, approximately $18.4 million relates to foreign currency transaction losses related to the Company’s yen-denominated debt as the Japanese yen strengthened from 111.45 at December 31, 2007 to 90.73 at December 31, 2008.  In addition, the Company recorded foreign currency transaction losses with respect to its intercompany receivables and payables with certain of its international affiliates, including markets that are newly opened or have remained in a loss position since inception.  Generally, foreign currency transaction losses with these affiliates would be offset by gains related to the foreign currency transactions of the Company’s yen-based bank debt.  However, during 2008, the Japanese yen strengthened against the U.S. dollar while most foreign currencies weakened against the U.S. dollar.  Other income (expense), net also includes approximately $6.9 million, $7.8 million and $8.5 million in interest expense during 2009, 2008 and 2007, respectively.  It is impossible to predict foreign currency fluctuations.  The Company cannot estimate the degree to which its operations will be impacted in the future, but it remains subject to these currency risks. However, the majority of these transaction losses are non-cash, non-operating losses.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder's equity  and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting, appearing in Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 26, 2010

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

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2009, the effectiveness of our internal control over financial reporting.  This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference to our Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission for our 2010 Annual Meeting of Stockholders except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1 – Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. N/A

3.
Exhibits.  References to the “Company” shall mean Nu Skin Enterprises, Inc.  Exhibits preceded by an asterisk (*) are management contracts or compensatory plans or arrangements. Unless otherwise noted, the SEC exhibits number for exhibits incorporated by reference is 001-12421.

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

10.9	Letter Agreement between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.10	Letter Agreement dated October 1, 2009, between the Company and The Prudential Insurance Company of America.

10.11
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

10.16
Fifth Amendment to Credit Agreement, dated as of October 5, 2006, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Administrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.17
Sixth Amendment to Credit Agreement, dated as of August 8, 2007, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Administrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 15, 2007).

10.18
Seventh Amendment to Credit Agreement, dated as of November 7, 2007, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Administrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 13, 2007).

10.19
Eighth Amendment to Credit Agreement, dated as of February 29, 2008, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Administrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.20
Ninth Amendment to Credit Agreement dated as of August 25, 2009, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. (as successor to Bank One N.A.) as successor administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 31, 2009).

10.21
Letter Agreement among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Administrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.22
Private Shelf Agreement, dated as of August 26, 2003, between the Company and Prudential Investment Management, Inc. (the “Private Shelf Agreement”) (incorporated by reference to Exhibit 10.20 to the Company’s Annual report on Form 10-K for the year ended December 31, 2008).

10.23
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

10.25
Third Amendment to the Private Shelf Agreement dated June 13, 2005 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.26
Fourth Amendment to the Private Shelf Agreement dated July 28, 2006 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 23, 2006).

10.27
Fifth Amendment to the Private Shelf Agreement dated October 5, 2006 between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.28
Sixth Amendment to the Private Shelf Agreement, dated as of November 7, 2007, between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 13, 2007).

10.29
Seventh Amendment to the Private Shelf Agreement, dated as of February 25, 2008, between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.30	Multi-Currency Private Shelf Agreement dated as of October 1, 2009, between the Company, Prudential Investment Management, Inc. and certain other lenders.

10.31
Letter Agreement among the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.32	Letter Agreement dated October 1, 2009, among the Company, Prudential Investment Management, Inc. and certain other lenders.

10.33
Series A Senior Notes Nos. A-1 to A-5 and Series B Senior Notes B-1 to B-5 issued October 31, 2003 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.34
Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2005 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 8, 2005).

10.35
Series D Senior Notes Nos. D-1, D-2, D-3 and D-4 issued October 3, 2006 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed October 10, 2006).

10.36
Series E Senior Notes Nos. E-1, E-2, E-3, E-4 and E-5 issued January 19, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 25, 2007).

10.37
Series E Senior Note E-6, issued July 20, 2007, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on 8-K filed January 14, 2008).

10.38
Series EE Senior Note EE-1, issued January 8, 2008, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on 8-K filed January 14, 2008).

10.39
Series F Senior Notes Nos. F-1 and F-2 issued September 28, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.40
Accelerated Share Repurchase Agreement dated November 7, 2007, between the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.41
Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.42	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.43
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

10.44
Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among Nu Skin Enterprises, Inc. and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.45
Master Lease Agreement dated January 16, 2003, by and between Nu Skin International, Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.46
Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International, Inc. and Scrub Oak, LLC (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.47
Master Lease Agreement dated January 16, 2003, by and between Nu Skin International, Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.48
Amendment No. 1 to the Master Lease Agreement, effective as of July 1, 2003, between Nu Skin International Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.49
Amendment No. 2 to the Master Lease Agreement, effective as of July 1, 2008, between Nu Skin International, Inc. and Aspen Country, LLC (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.50
University of Utah Research Foundation and Nu Skin International, Inc. Amended and Restated Patent License Agreement (Exclusive) Dietary Supplement Preventative Healthcare License dated July 1, 2006 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.51
Form of Lock-up Agreement executed by certain of the Company’s shareholders (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.52
Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.53
Amended and Restated Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.54
Amendment to the Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.55
Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 14, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.56
Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10.57	Form of Master Stock Option Agreement (1996 Plan) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.58	Form of Stock Option Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.59	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).

*10.60	Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.61
Form of Master Stock Option Agreement (2006 Plan Performance Option (U.S.)) (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.62
Form of Master Stock Option Agreement (2006 Plan Performance Option (non-U.S.)) (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.63	Form of Master Stock Option Agreement for Directors (2006 Plan) (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.64	Form of Director Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.65
Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.66	Nu Skin Enterprises, Inc. 2006 Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2006).

*10.67
Performance Targets and Formulas 2008 (Approved under the 2006 Senior Executive Incentive Plan) (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.68
Performance Targets and Formulas for 2009 (Approved under the 2006 Senior Executive Incentive Plan) (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.69
Nu Skin Enterprises, Inc. Senior Executive Benefits Policy, effective as of July 21, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.70	Summary Description of Nu Skin Japan Director Retirement Allowance Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year 2006).

*10.69	Nu Skin International, Inc. 1997 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.70
Employment Letter between the Company and Truman Hunt dated January 17, 2003 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.71	Summary of Modifications to Truman Hunt’s Employment Letter (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.72
Joseph Y. Chang Employment Agreement dated November 9, 2009, between Mr. Chang and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

*10.73
Daniel Chard Employment Agreement effective February 13, 2006 between Mr. Chard and the Company (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.74	Summary of Modifications to Dan Chard’s Employment Letter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.75
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

*10.77
Ashok Pahwa Employment Letter dated May 8, 2008, between Mr. Pahwa and the Company (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.78
Gary Sumihiro Employment Letter dated March 16, 2007 between Mr. Sumihiro and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter that ended June 30, 2007).

*10.79
Gary Sumihiro Settlement and Release Agreement dated March 1, 2009, between Mr. Sumihiro and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.80
Gary Sumihiro Consulting Agreement dated March 1, 2009, between Mr. Sumihiro and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.81	Form of Key Employee Covenants (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

NU SKIN ENTERPRISES, INC.

By:	/s/ M. Truman Hunt
M. Truman Hunt, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2010.

Signatures	Capacity in Which Signed

/s/ Blake M. Roney	Chairman of the Board
Blake M. Roney

/s/ M. Truman Hunt	President and Chief Executive Officer and Director
M. Truman Hunt	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Sandra N. Tillotson	Senior Vice President, Director
Sandra N. Tillotson

/s/ Steven J. Lund	Director
Steven J. Lund

/s/ Daniel W. Campbell	Director
Daniel W. Campbell

/s/ E.J. “Jake” Garn	Director
E. J. “Jake” Garn

/s/ Andrew D. Lipman	Director
Andrew D. Lipman

/s/ Patricia A. Negrón	Director
Patricia A. Negrón

/s/ David D. Ussery	Director
David D. Ussery

/s/ Thomas R. Pisano	Director
Thomas R. Pisano

/s/ Nevin N. Andersen	Director
Nevin N. Andersen