Form 10-Q
period 2010-03-31
NU SKIN ENTERPRISES INC
filed 2010-05-07
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO UT 84601	(IRS Employer Identification No.)
(Address of principal executive offices, including zip code)
(801) 345-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer   ☑                                                                                            Accelerated filer   ☐

Non-accelerated filer   ☐                                                                                                Smaller reporting company  ☐
(Do not check if a smaller reporting company)

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

   As of April 30, 2010, 63,042,749 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2010 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

Nu Skin, Pharmanex and ageLOC are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.  The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$180,136	$158,045
Accounts receivable	22,406	22,513
Inventories, net	114,473	105,661
Prepaid expenses and other	53,163	51,724
	370,178	337,943

Property and equipment, net	80,308	79,356
Goodwill	112,446	112,446
Other intangible assets, net	80,588	81,968
Other assets	127,290	136,736
Total assets	$770,810	$748,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,979	$25,292
Accrued expenses	132,058	124,520
Current portion of long-term debt	41,487	35,400
	202,524	185,212

Long-term debt	114,653	121,119
Other liabilities	55,966	66,431
Total liabilities	373,143	372,762

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	240,658	232,219
Treasury stock, at cost – 27.9 million and 27.8 million shares	(442,077)	(433,567)
Retained earnings	668,329	645,078
Accumulated other comprehensive loss	(69,334)	(68,134)
	397,667	375,687
Total liabilities and stockholders’ equity	$770,810	$748,449

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Revenue	$364,124	$296,198
Cost of sales	64,833	53,806

Gross profit	299,291	242,392

Operating expenses:
Selling expenses	154,262	124,499
General and administrative expenses	98,912	88,356
Restructuring charges	─	9,386

Total operating expenses	253,174	222,241

Operating income	46,117	20,151
Other income (expense), net	614	(1,236)

Income before provision for income taxes	46,731	18,915
Provision for income taxes	15,691	7,074

Net income	$31,040	$11,841

Net income per share (Note 2):
Basic	$0.50	$0.19
Diluted	$0.48	$0.19

Weighted-average common shares outstanding (000s):
Basic	62,474	63,334
Diluted	64,767	63,522

The accompanying notes are an integral part of these consolidated financial statements.

\U    NU SKIN ENTERPRISES, INC.
        Consolidated Statements of Cash Flows (Unaudited)
(U    U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$31,040	$11,841
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,288	7,409
Foreign currency (gains)/losses	(1,136)	(640)
Stock-based compensation	2,032	2,107
Deferred taxes	862	900
Changes in operating assets and liabilities:
Accounts receivable	(116)	(4,215)
Inventories, net	(8,375)	(553)
Prepaid expenses and other	(1,900)	1,338
Other assets	(2,508)	(594)
Accounts payable	2,530	(1,001)
Accrued expenses	8,594	2,957
Other liabilities	673	(875)

Net cash provided by operating activities	38,984	18,674

Cash flows from investing activities:
Purchases of property and equipment	(6,720)	(3,185)

Net cash used in investing activities	(6,720)	(3,185)

Cash flows from financing activities:
Exercise of employee stock options	5,301	3
Payment of cash dividends	(7,789)	(7,286)
Income tax benefit of options exercised	2,401	─
Repurchases of shares of common stock	(10,149)	(2,001)

Net cash used in financing activities	(10,236)	(9,284)

Effect of exchange rate changes on cash	63	(3,757)

Net increase in cash and cash equivalents	22,091	2,448

Cash and cash equivalents, beginning of period	158,045	114,586

Cash and cash equivalents, end of period	$180,136	$117,034

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.       NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. No stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the three-month period ended March 31, 2010. For the three-month period ended March 31, 2009, other stock options totaling 6.9 million were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.       DIVIDENDS PER SHARE

In February 2010, our board of directors declared a quarterly cash dividend of $0.125 per share for all shares of Class A common stock.  This quarterly cash dividend totaling $7.8 million was paid on March 17, 2010, to stockholders of record on February 26, 2010.

4.       DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2010, the Company held mark to market forward contracts totaling 400 million Japanese yen ($4.3 million as of March 31, 2010) to hedge its yen-denominated debt payments due in April 2010, and at March 31, 2009, the Company held mark to market forward contracts totaling 250 million yen ($2.5 million as of March 31, 2009) to hedge its yen-denominated debt payments due in April 2009.  Unrealized mark-to-market gains and losses, calculated from quoted market exchange rates, were immaterial and recorded as part of other income (expense), net.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.       REPURCHASES OF COMMON STOCK

During the three-month period ended March 31, 2010, the Company repurchased approximately 0.4 million shares of its Class A common stock under its open market repurchase plan for approximately $10.1 million.  During the three-month period ended March 31, 2009, the Company repurchased approximately 0.2 million shares of its Class A common stock under its open market repurchase plan for approximately $2.0 million.

6.       COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2010 and 2009, were as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2010	2009

Net income	$31,040	$11,841

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1,103)	110
Net unrealized losses on foreign currency cash flow hedges	29	─
Less: Reclassification adjustment for realized losses (gains) in current earnings	(126)	─

Comprehensive income	$29,840	$11,951

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

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2010	2009

North Asia	$170,861	$139,818
Americas	62,454	58,416
Greater China	57,685	47,470
Europe	37,780	26,674
South Asia/Pacific	35,344	23,820
Total	$364,124	$296,198

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated by each of the Company’s three product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2010	2009

Nu Skin	$223,266	$163,203
Pharmanex	138,116	129,936
Other	2,742	3,059
Total	$364,124	$296,198

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2010	2009

Japan	$108,693	$109,884
United States	53,042	49,236
South Korea	62,168	29,934
Europe	31,365	22,819
Taiwan	24,143	19,287
Mainland China	20,381	16,452

Long-lived assets:	March 31, 2010	December 31, 2009

Japan	$8,133	$8,079
United States	42,995	42,378
South Korea	3,689	3,654
Europe	2,727	3,005
Taiwan	2,153	1,758
Mainland China	11,182	11,841

8.       DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of March 31, 2010, the Company has net deferred tax assets of $49.1 million.   The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

9.       UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2005, 2006, 2007 and 2008 tax years.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005.  For the tax year 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2010 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2003.  Along with the IRS examination, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

At December 31, 2009, the Company had $28.3 million in unrecognized tax benefits of which $4.4 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2008, the Company had $30.9 million in unrecognized tax benefits of which $5.8 million, if recognized, would affect the effective tax rate.  The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $6 million to $9 million. The amount of gross unrecognized tax benefits decreased by $12.9 million during the three months ended March 31, 2010, due to the lapse in statute of limitations in certain foreign markets.  As a result of this decrease in gross unrecognized tax benefits, accrued interest and penalties decreased by $1.9 million during the three months ended March 31, 2010.

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

Due to the international nature of the Company’s business, it is subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which it conducts business throughout the world.  As previously reported, the Company is currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. The aggregate amount of those assessments is 2.7 billion Japanese yen ($28.8 million as of March 31, 2010), net of any recovery of consumption taxes. The Company believes that the documentation and legal analysis support its position and has taken action in the court system in Japan to overturn these assessments. The litigation on this matter is ongoing and the Company believes the court will likely decide this matter in the next year. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

In July 2005, the Company changed its operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation and valuation disputes. However, in October 2009, the Company received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 following an audit. The total amount of such assessments is 1.5 billion Japanese yen ($17.4 million as of March 31, 2010), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following the Company’s review of the assessments and after consulting with its legal and customs advisors, the Company strongly believes that the additional assessments are improper and are not supported by any legal or factual basis. The Company filed letters of protest with Yokohama Customs, which were rejected.  In March 2010, the Company appealed the matter to the Ministry of Finance in Japan.  At the request of the Yokohama Customs, the Company has prepared additional information for them to consider. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

In addition, the Company is currently being required to pay a higher rate of duties on all current imports, which it is similarly disputing. Because the Company believes that the higher rate being assessed is improper, the Company is currently planning on only expensing the portion of the duties it believes is supported under applicable customs law, and recording the additional payment ($4.0 million as of March 31, 2010) as a receivable on its books.

In November 2008, the U.S. Internal Revenue Service began an audit of the Company’s 2006 and 2007 tax years.  The Company anticipates this audit will be completed by the end of 2010.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.       LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings.  The following table summarizes the Company’s long-term debt arrangements as of March 31, 2010:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2010(2)	Interest Rate	Repayment terms

2000 Japanese yen- denominated notes	9.7 billion yen	1.4 billion yen ($14.8 million as of March 31, 2010)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 - 2009 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar- denominated:	$50.0 million	$10.0 million	4.5%	Notes due April 2010, with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016, with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments beginning January 2011.

Japanese yen- denominated:	3.1 billion yen	2.2 billion yen ($23.8 million as of March 31, 2010)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($24.3 million as of March 31, 2010)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	2.2 billion yen ($23.2 million as of March 31, 2010)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2011.

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)
The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $41.5 million and includes $14.8 million of the balance on the Company’s 2000 Japanese yen- denominated notes, $8.1 million of the balance of the Company’s Japanese yen-denominated notes and $18.6  million of the balance on the Company’s U.S. dollar-denominated debt under the 2003 multi-currency shelf facility.

12.       RESTRUCTURING CHARGES

During the first quarter of 2009, the Company recorded restructuring charges of $9.4 million, related to restructuring of its Japan operations, including an approximately 35% headcount reduction as well as facility relocations and closures.  Approximately $6.8 million of these charges related to severance payments to terminated employees and approximately $2.6 million related to facility relocation or closing costs. Approximately $1.8 million remained accrued at March 31, 2010.  The majority of these charges are related to a voluntary employment reduction program.  The restructuring charges for facility relocation or closing costs related to costs incurred during the first quarter of 2009 for leases terminated in that period.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2010, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

Our revenue for the three-month period ended March 31, 2010 increased 23% to $364.1 million compared to the same period in 2009, with foreign currency exchange rate fluctuations positively impacting revenue by 8%.  This increase in revenue reflects growth in each of our regions driven primarily by strong sales of our ageLOC Transformation skin care system and ageLOC Edition Galvanic Spa System II.  We are pleased with the initial success of our ageLOC Transformation skin care system, which generated $83.6 million in sales in its first two quarters. In the fourth quarter of 2010, we plan to introduce our first ageLOC nutritional products in Japan, the United States and Europe.

Earnings per share for the first quarter of 2010 were $0.48 compared to $0.19 for the same period in 2009.  This increase was largely due to revenue growth coupled with controlled expenses as a result of our transformation efforts over the last several years. First quarter 2009 earnings per share were negatively impacted by $9.4 million (or $0.09 per share) in planned restructuring charges, primarily related to transformation efforts to streamline our operations in Japan.

Revenue

North Asia.  The following table sets forth revenue for the three-month period ended March 31, 2010 and 2009 for the North Asia region and its principal markets (U.S. dollars in millions):

	2010	2009	Change

Japan	$108.7	$109.9	(1%)
South Korea	62.2	29.9	108%
North Asia total	$170.9	$139.8	22%

Revenue in the region for the three-month period ended March 31, 2010 was positively impacted approximately 11% by foreign currency exchange rate fluctuations, due to the strengthening of both the Japanese yen and the South Korean won.

Local-currency revenue in Japan declined 4% for the three-month period ended March 31, 2010, compared to the same period in 2009, reflecting continued weakness in our distributor numbers with our active and executive distributor counts decreasing 9% and 6%, respectively. The decrease in distributor numbers was partially offset by increased distributor productivity and a positive response to our ageLOC Future Serum, which we introduced in Japan during the fourth quarter of 2009.

South Korea experienced local-currency revenue growth of 67% compared to the same period in 2009.  This growth was driven by the January 2010 limited-time offering of our ageLOC Transformation skin care system in South Korea, which generated strong sales and robust sponsoring activity.  The ageLOC Transformation skin care system became generally available again in April 2010; however, we do not expect sales to continue at the level experienced during the initial limited-time offering.  The number of active and executive distributors in South Korea increased 21% and 37%, respectively, compared to the prior-year period.

Americas.  The following table sets forth revenue for the three-month periods ended March 31, 2010 and 2009 for the Americas region and its principal markets (U.S. dollars in millions):

	2010	2009	Change

United States	$53.1	$49.2	8%
Canada	6.0	4.6	30%
Latin America	3.4	4.6	(26%)
Americas total	$62.5	$58.4	7%

Revenue in the United States for the three-month period ended March 31, 2010 increased by 8% compared to the prior-year period, driven primarily by the continued strength of our new products including our ageLOC Transformation skin care system and ageLOC Edition Galvanic Spa System II.  Active distributors in the United States decreased 3% and executive distributors increased 11% in the first quarter of 2010 compared to the same prior-year period.

On a local-currency basis, revenue in Canada increased 8%, with strong sales of our ageLOC Transformation skin care system and ageLOC Edition Galvanic Spa System II.  Local-currency revenue in Latin America decreased by 23% compared to the prior-year period.  This decrease was due to the decline of our business in Venezuela, as a result of the difficult political and business environment in that market.

Greater China.  The following table sets forth revenue for the three-month periods ended March 31, 2010 and 2009 for the Greater China region and its principal markets (U.S. dollars in millions):

	2010	2009	Change

Taiwan	$24.1	$19.3	25%
Mainland China	20.4	16.5	24%
Hong Kong	13.2	11.7	13%
Greater China total	$57.7	$47.5	22%

Foreign currency exchange rate fluctuations positively impacted revenue by approximately 3% in this region during the first quarter of 2010.

On a local-currency basis, revenue in Mainland China increased 24% in the three-month period ended March 31, 2010, compared to the same period in 2009.  This growth is due in part to increased sales force activity and excitement following the launch of our ageLOC Edition Galvanic Spa System II in January 2010, as reflected by a 15% increase in preferred customers and 28% increase in sales representatives, compared to the prior-year period.

Local-currency revenue in Taiwan was up 17%, and local-currency revenue in Hong Kong was up 12% on a year-over-year basis in the three-month period ended March 31, 2010, compared to the same prior-year period, due largely to anticipation regarding the launch of our ageLOC Transformation skin care system at the Greater China Regional Convention to be held in May.  First quarter executive distributors in Taiwan were up 16% and active distributors were up 11% when compared to the prior year period, while executive distributors in Hong Kong were up 11% and the active distributors in Hong Kong were down 2%.

Europe.  The following table sets forth revenue for the three-month periods ended March 31, 2010 and 2009 for the Europe region (U.S. dollars in millions):

	2010	2009	Change

Europe	$37.8	$26.7	42%

   We continued to experience strong growth throughout our European markets.  Growth in this region was driven by strong sales force leadership and sustained interest in our ageLOC Transformation skin care system, ageLOC Edition Galvanic Spa System II and LifePak nutrition supplements.  Regional results were positively impacted 11% by foreign currency fluctuations.

South Asia/Pacific.  The following table sets forth revenue for the three-month periods ended March 31, 2010 and 2009 for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2010	2009	Change

Singapore/Malaysia/Brunei	$13.6	$9.4	45%
Thailand	12.0	8.0	50%
Australia/New Zealand	4.5	2.7	67%
Indonesia	3.0	2.0	50%
Philippines	2.2	1.7	29%
South Asia/Pacific total	$35.3	$23.8	48%

Constant currency growth of 32% in this region was driven primarily by steady sales of our Galvanic Spa System II and our TRA weight loss products, as well as a positive response to a limited-time offering of our ageLOC Transformation skin care system in Thailand. Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 16% in the first quarter of 2010 compared to the same prior-year period.

Gross profit

Gross profit as a percentage of revenue was 82.2% for the first quarter of 2010 and was 81.8% for the first quarter of 2009.  The year-over-year improvement reflects strong sales of our higher margin ageLOC products, and foreign currency benefits during the first quarter of 2010.

Selling expenses

Selling expenses as a percentage of revenue increased to 42.4% for the first quarter of 2010 from 42.0% for the same period in 2009, bringing our selling expenses back in line with historical averages.  This increase was largely due to higher commissions paid out on increased productivity of our sales leaders in connection with new product launches and other promotions.

As part of our compensation plan improvements, we increased our focus on distributor recognition.  Accordingly, the costs of certain incentive trips and other rewards earned by distributors, previously recorded as general and administrative expenses, have been reclassified as selling expenses. In order to provide a meaningful comparison, we have made this reclassification for both the current and prior periods.

General and administrative expenses

General and administrative expenses increased to $98.9 million for the first quarter of 2010 from $88.4 million for the same period in 2009.  As a percentage of revenue, general and administrative expenses decreased to 27.2% for the first quarter of 2010 from 29.8% for the same period in 2009.  This improvement was largely due to increased revenue coupled with controlled expenses as a result of our transformation efforts over the last several years.

Restructuring charges

During the first quarter of 2009, we recorded restructuring charges of $9.4 million primarily related to restructuring in our Japan operations, including an approximately 35% headcount reduction as well as facility relocations and closures.  These charges included $6.8 million related to severance payments to terminated employees and $2.6 million related to facility relocation or closing costs.

Other income (expense), net

Other income (expense), net for the first quarter of 2010 was $0.6 million of income compared to $1.2 million of expense for the same period in 2009, reflecting foreign currency translation gains, offset by net interest expense.

Provision for income taxes

Provision for income taxes for the first quarter of 2010 was $15.7 million compared to $7.1 million for the same period in 2009.  The effective tax rate was 33.6% of pre-tax income during the first quarter of 2010, compared to a rate of 37.4% in the same prior-year period.  The effective tax rate for the first quarter of 2010 was lower than our historical average due to reductions of reserves related to uncertain tax positions as a result of expiring statutes of limitations.  We expect our effective tax rate for the second quarter of 2010 to increase in line with our historical average.

Net income

As a result of the foregoing factors, net income for the first quarter of 2010 increased to $31.0 million from $11.8 million for the same period in 2009.

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

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  We generated $39.0 million in cash from operations during the three-month period ended March 31, 2010, compared to $18.7 million during the same period in 2009.

As of March 31, 2010, working capital was $167.7 million, compared to $152.7 million as of December 31, 2009.  Cash and cash equivalents at March 31, 2010 and December 31, 2009 were $180.1 million and $158.0 million, respectively.  The increase in cash balances was primarily due to the increase in cash generated from operating activities.  This increase in cash positively impacted our working capital.

Capital expenditures in the first three months of 2010 totaled $6.7 million, and we anticipate additional capital expenditures of approximately $28 million to $33 million for 2010.  These capital expenditures are primarily related to:

•	purchases of computer systems and software, including equipment and development costs;

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China; and

•      real estate acquisitions and initial development work related to the building of a new innovation center on our Provo campus.

We currently have long-term debt pursuant to various credit facilities and other borrowings.  The following table summarizes these long-term debt arrangements as of March 31, 2010:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2010(2)	Interest Rate	Repayment terms

2000 Japanese yen- denominated notes	9.7 billion yen	1.4 billion yen ($14.8 million as of March 31, 2010)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 – 2009 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar- denominated:	$50.0 million	$10.0 million	4.5%	Notes due April 2010, with annual principal payments that began in April 2006.

	$40.0 million	$40.0 million	6.2%	Notes due July 2016, with annual principal payments that begin in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments beginning January 2011.

Japanese yen- denominated:	3.1 billion yen	2.2 billion yen ($23.8 million as of March 31, 2010)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($24.3 million as of March 31, 2010)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	2.2 billion yen ($23.2 million as of March 31, 2010)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2011.

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)
The current portion of our long-term debt (i.e. becoming due in the next 12 months) is $41.5 million and includes $14.8 million of the balance on our 2000 Japanese yen-denominated notes, $8.1 million of the balance of our Japanese yen-denominated notes and $18.6 million of the balance on our U.S. dollar-denominated debt under the 2003 multi-currency shelf facility.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions.  The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.  During the first quarter of 2010, we repurchased 0.4 million shares of Class A common stock under this program for $10.1 million.  At March 31, 2010, $52.4 million was available for repurchases under the stock repurchase program.

In February 2010, our board of directors declared a quarterly cash dividend of $0.125 per share for Class A common stock.  This quarterly cash dividend totaling $7.8 million was paid on March 17, 2010 to stockholders of record on February 26, 2010.  Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world.  As previously reported, we are currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. The aggregate amount of those assessments is 2.7 billion Japanese yen ($28.8 million as of March 31, 2010), net of any recovery of consumption taxes. We believe that the documentation and legal analysis support our position and have taken action in the court system in Japan to overturn these assessments. The litigation on this matter is ongoing and we believe the court will likely decide this matter in the next year.  To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

In July 2005, we changed our operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation and valuation disputes. However, in October 2009 we received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 following an audit. The total amount of such assessments is 1.5 billion Japanese yen ($17.4 million as of March 31, 2010), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following our review of the assessments and after consulting with our legal and customs advisors, we strongly believe that the additional assessments are improper and are not supported by any legal or factual basis.  We filed letters of protest with Yokohama Customs, which were rejected.  In March 2010, we appealed the matter to the Ministry of Finance in Japan.  To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

In addition, we are currently being required to pay a higher rate of duties on all current imports, which we are similarly disputing. Because we believe that the higher rate being assessed is improper, we are currently planning on only expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional payment ($4.0 million as of March 31, 2010) as a receivable on our books.

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

Income Taxes.  We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of March 31, 2010, we had net deferred tax assets of $49.1 million.  These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates.  In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  We are currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2005, 2006, 2007 and 2008 tax years.  With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005.  For the tax year 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We have elected to continue participating in CAP for the 2010 tax year and may elect to continue participating in future tax years; we may withdraw from the program at any time.  In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2003.  Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of these reviews are not yet determinable.

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

Recent Accounting Pronouncements

In June 2009, the FASB amended the consolidation accounting guidance. Effective January 1, 2010, we are required to qualitatively assess the determination of our being the primary beneficiary (“consolidator”) of a variable interest entity (“VIE”) on whether we (1) have the power to direct matters that most significantly impact the activities of the VIE, and (2) have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. It also requires an ongoing reconsideration of the primary beneficiary and amends events that trigger a reassessment of whether an entity is a VIE. The new model is applicable to all new and existing VIEs. The adoption of this new guidance on January 1, 2010, had no impact on our consolidated financial position or results of operation.

In June 2009, the FASB amended the accounting guidance for determining whether a transfer of a financial asset qualifies for sale accounting. The amended guidance also provided four broad disclosure objectives designed to provide users of the financial statements with an understanding of:

•       the transferor’s continuing involvement with the transferred assets;

•	the nature of any restrictions on the transferor’s assets that relate to a transferred financial asset, including the carrying amount of those assets;

•       how servicing assets and servicing liabilities are reported by the transferor; and

•       how a transfer of financial assets affects the company’s balance sheet, earnings and cash flows.

The prospective adoption of this guidance to new transfers of financial assets beginning January 1, 2010, had no impact on our consolidated financial position or results of operation.

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

	As of March 31, 2010		As of March 31, 2009
Region:	Active	Executive	Active	Executive

North Asia	319,000	14,842	319,000	13,971
Americas	167,000	5,481	171,000	4,993
Greater China	108,000	7,155	99,000	5,972
Europe	99,000	3,551	85,000	2,850
South Asia/Pacific	72,000	3,040	63,000	2,368
Total	765,000	34,069	737,000	30,154

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States.  The local currency of each of our Subsidiaries’ primary markets is considered the functional currency.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Japan, any weakening of the yen negatively impacts reported revenue and profits, whereas a strengthening of the yen positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operation or financial condition. However, based on current exchange rate levels, we currently anticipate that foreign currency fluctuations will have a slightly positive impact on reported revenue in 2010.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At March 31, 2010, we held 400 million Japanese yen ($4.3 million as of March 31, 2010) in forward contracts to hedge foreign-currency-denominated debt payments payable in April 2010.

Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current expectations and beliefs regarding our future results of operations, performance and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may not materialize.  These forward-looking statements include, but are not limited to, statements concerning:

•	our plans and expectations regarding our initiatives, strategies, development and launch of new products, and other innovation efforts;

•	our anticipation regarding the amount and uses of capital expenditures for 2010;

•	our anticipation regarding the declaration and funding of future quarterly cash dividends;

•	our beliefs and plans regarding our liquidity, cash balances and cash flows from operations;

•	our beliefs regarding our Japan customs matters;

•	our expectations and beliefs regarding critical accounting policies and recent accounting pronouncements;

•	our belief that we have appropriately provided for income taxes for all years; and

•	our expectations regarding the impact of foreign currency fluctuations and our efforts to reduce our exposure to such fluctuations.

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

(b) Due to the international nature of our business, we are exposed to the fluctuations of numerous currencies. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. Our results could be negatively impacted if the U.S. dollar strengthens relative to these currencies.  In addition, our business may be negatively impacted by inflation, currency exchange restrictions, pricing controls and currency devaluation, especially in countries such as Venezuela.

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

•	inappropriate activities by our distributors and any resulting regulatory actions;

•	any increased weakness in the economy or consumer confidence; and

•	increased competitive pressures from other direct selling companies and their distributors who actively seek to solicit our distributors to join their businesses.

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

(i) Over the past two years, we have implemented compensation plan modifications in most of our markets.  Although initial results of these modifications have been generally positive, the size of our distributor force and the complexity of our compensation plans make it difficult to predict whether such changes will achieve their desired long-term results.  There are risks that the compensation plan modifications will not be well received or achieve desired long-term results and that the transition could have a negative impact on revenue. If our distributors fail to adapt to these changes or find them unattractive, our business could be harmed.

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

(k) Production difficulties and quality control problems could harm our business, in particular our reliance on third party suppliers to deliver quality products in a timely manner. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products. In addition, if we are not able to accurately forecast sales levels on a market by market basis, or are unable to produce a sufficient supply to meet such demand globally, we could have stockouts which could negatively impact enthusiasm of our distributors.

(l) Historically, most of our products have been imported from the United States into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. We may be subject to prospective or retrospective increases in duties on our products imported into our markets outside of the United States, which could adversely impact our results. In October 2009, we received an additional assessment from Yokohama Customs in Japan as described above under the heading “Contractual Obligations and Contingencies”.  In addition, we are currently required to pay duty rates in excess of what we believe are supported by applicable customs law, and we record the additional amount as a receivable.  If we are not able to resolve this assessment or if we lose the litigation with respect to our previous assessment, we could be required to take large charges to our earnings.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled “Currency Risk and Exchange Rate Information” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of Part I and also in Note 4 to the Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of March 31, 2010.

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

No updates to report.  Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2009 fiscal year, for information regarding the status of certain legal proceedings.

ITEM 1A.                      RISK FACTORS

Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2009 fiscal year, for a detailed discussion of risks associated with our business.

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 – 31, 2010	295,000		$ 25.45	295,000	$ 55.0
February 1 – 28, 2010	105,537		$ 24.93	105,000	$ 52.4
March 1 – 31, 2010	0		N/A	0	$ 52.4
Total	400,537	(2)

(1)
In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions.  Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $335.0 million is currently authorized.  As of March 31, 2010, we had repurchased approximately $282.6 million of shares under the plan.  There has been no termination or expiration of the plan since the initial date of approval.

(2)
We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market.  These shares were awarded or acquired in connection with our initial public offering in 1996.  Of the shares listed in this column, 537 relate to repurchases from such employees and distributors at an average price per share of $26.13.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                Description

10.1	Performance Targets and Formulas for 2010.

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

May 6, 2010

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)