Form 10-Q
period 2010-06-30
NU SKIN ENTERPRISES INC
filed 2010-08-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO UT 84601	(IRS Employer Identification No.)
(Address of principal executive offices, including zip code)
(801) 345-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

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

   As of July 31, 2010, 62,036,705 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2010 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

Nu Skin, Pharmanex and ageLOC are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.  The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$172,674	$158,045
Accounts receivable	26,150	22,513
Inventories, net	113,819	105,661
Prepaid expenses and other	51,372	51,724
	364,015	337,943

Property and equipment, net	88,979	79,356
Goodwill	112,446	112,446
Other intangible assets, net	79,925	81,968
Other assets	127,202	136,736
Total assets	$772,567	$748,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,385	$25,292
Accrued expenses	129,494	124,520
Current portion of long-term debt	32,809	35,400
	190,688	185,212

Long-term debt	113,258	121,119
Other liabilities	65,129	66,431
Total liabilities	369,075	372,762

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	247,077	232,219
Treasury stock, at cost – 28.4 million and 27.8 million shares	(464,506)	(433,567)
Retained earnings	692,835	645,078
Accumulated other comprehensive loss	(72,005)	(68,134)
	403,492	375,687
Total liabilities and stockholders’ equity	$772,567	$748,449

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$388,362	$322,565	$752,486	$618,763
Cost of sales	67,937	60,637	132,770	114,443

Gross profit	320,425	261,928	619,716	504,320

Operating expenses:
Selling expenses	160,739	137,242	315,001	261,741
General and administrative expenses	100,525	88,674	199,437	177,030
Restructuring charges	─	1,561	─	10,947

Total operating expenses	261,264	227,477	514,438	449,718

Operating income	59,161	34,451	105,278	54,602
Other income (expense), net	(7,287)	882	(6,673)	(354)

Income before provision for income taxes	51,874	35,333	98,605	54,248
Provision for income taxes	19,482	13,219	35,173	20,293

Net income	$32,392	$22,114	$63,432	$33,955

Net income per share (Note 2):
Basic	$.51	$.35	$1.01	$.54
Diluted	$.50	$.35	$.98	$.53

Weighted-average common shares outstanding (000s):
Basic	62,919	63,109	62,698	63,221
Diluted	65,072	63,726	64,904	63,585

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$63,432	$33,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,006	14,475
Foreign currency (gains)/losses	4,308	(2,533)
Stock-based compensation	4,395	4,039
Deferred taxes	3,146	1,990
Changes in operating assets and liabilities:
Accounts receivable	(4,054)	(4,531)
Inventories, net	(8,470)	2,279
Prepaid expenses and other	(1,158)	(902)
Other assets	(5,580)	(413)
Accounts payable	3,676	(1,003)
Accrued expenses	4,830	5,975
Other liabilities	7,621	(1,304)

Net cash provided by operating activities	87,152	52,027

Cash flows from investing activities:
Purchases of property and equipment	(18,053)	(6,956)

Net cash used in investing activities	(18,053)	(6,956)

Cash flows from financing activities:
Exercises of employee stock options	13,236	572
Payment of cash dividends	(15,675)	(14,532)
Payments on debt financing	(14,745)	(14,520)
Income tax benefit of options exercised	4,828	20
Repurchases of shares of common stock	(39,261)	(5,930)

Net cash used in financing activities	(51,617)	(34,390)

Effect of exchange rate changes on cash	(2,853)	35

Net increase in cash and cash equivalents	14,629	10,716

Cash and cash equivalents, beginning of period	158,045	114,586

Cash and cash equivalents, end of period	$172,674	$125,302

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2010, and for the three- and six-month periods ended June 30, 2010 and 2009.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.       NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented.  For the three-month periods ended June 30, 2010 and 2009, other stock options totaling 0.1 million and 5.0 million, respectively, and for the six-month periods ended June 30, 2010 and 2009, other stock options totaling 0.1 million and 5.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.       DIVIDENDS PER SHARE

In February and May 2010, the Company’s board of directors declared a quarterly cash dividend of $0.125 per share for all shares of Class A common stock.  These quarterly cash dividends totaling $7.9 million and $7.8 million were paid on June 16, 2010 and March 17, 2010, to stockholders of record on May 28, 2010 and February 26, 2010, respectively.  In July 2010, the Company’s board of directors declared a quarterly cash dividend of $0.125 per share for all shares of Class A common stock to be paid September 15, 2010 to stockholders of record on August 27, 2010.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4.       DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2010 and June 30, 2009, the Company did not hold any mark to market forward contracts.  Unrealized mark-to-market gains and losses, calculated from quoted market exchange rates, were immaterial and recorded as part of other income (expense), net.

5.       REPURCHASES OF COMMON STOCK

During the three- and six-month periods ended June 30, 2010, the Company repurchased approximately 1.1 million and 1.5 million shares of its Class A common stock under its open market repurchase plan for approximately $29.1 million and $39.3 million, respectively.  During the three- and six-month periods ended June 30, 2009, the Company repurchased approximately 0.3 million and 0.5 million shares of its Class A common stock under its open market repurchase plan for approximately $3.9 million and $5.9 million, respectively.  In June 2010, the Company’s board of directors authorized the amount available under its ongoing stock repurchase program to be increased by $150.0 million. This increase builds upon the amount previously available under the stock repurchase program, bringing the total authorized amount under the program to approximately $485.0 million.  At June 30, 2010, $173.3 million was available for repurchases under the stock repurchase program.
6.       COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2010 and 2009, were as follows (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$32,392	$22,114	$63,432	$33,955

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2,671)	170	(3,774)	280
Net unrealized losses on foreign currency cash flow hedges	─	─	29	─
Less: Reclassification adjustment for realized gains in current earnings	─	─	(126)	─

Comprehensive income	$29,721	$22,284	$59,561	$34,235

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2010	2009	2010	2009

North Asia	$164,105	$146,712	$334,966	$286,530
Americas	62,389	62,240	124,843	120,656
Greater China	80,642	52,753	138,327	100,223
Europe (region)	35,288	32,173	73,068	58,847
South Asia/Pacific	45,938	28,687	81,282	52,507
Totals	$388,362	$322,565	$752,486	$618,763

Revenue generated by each of the Company’s three product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2010	2009	2010	2009

Nu Skin	$239,886	$182,096	$463,152	$345,299
Pharmanex	145,801	137,132	283,917	267,068
Other	2,675	3,337	5,417	6,396
Totals	$388,362	$322,565	$752,486	$618,763

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2010	2009	2010	2009

Japan	$113,295	$110,690	$221,988	$220,574
United States	52,738	51,342	105,780	100,578
South Korea	50,810	36,022	112,978	65,956
Europe	29,156	26,605	60,521	49,424
Taiwan	28,633	23,261	52,776	42,548
Mainland China	20,558	17,422	40,939	33,874

Long-lived assets:	June 30, 2010	December 31, 2009

Japan	$10,461	$8,079
United States	47,748	42,378
South Korea	4,608	3,654
Europe	2,354	3,005
Taiwan	2,264	1,758
Mainland China	11,517	11,841

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.       DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of June 30, 2010, the Company has net deferred tax assets of approximately $47.7 million.   The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

9.       UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.  The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2005, 2006, 2007 and 2008 tax years.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005.  For the tax year 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2010 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2003.  Along with the IRS examination, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $6 million to $9 million. The amount of gross unrecognized tax benefits decreased by $12.9 million during the six months ended June 30, 2010, due to the lapse in statute of limitations in certain foreign markets.  As a result of this decrease in gross unrecognized tax benefits, accrued interest and penalties decreased by $1.9 million during the six months ended June 30, 2010.

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

Due to the international nature of the Company’s business, it is subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which it conducts business throughout the world.  As previously reported, the Company is currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through June 2005. The aggregate amount of those assessments is 2.7 billion Japanese yen ($30.5 million as of June 30, 2010), net of any recovery of consumption taxes. The Company believes that the documentation and legal analysis support its position and the Company has taken action in the court system in Japan to overturn these assessments. The litigation on this matter is ongoing and the Company believes the court will likely decide this matter in the next year. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

In July 2005, the Company changed its operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation and valuation disputes. However, in October 2009, the Company received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008, following an audit. The total amount of such assessments is 1.6 billion Japanese yen ($18.4 million as of June 30, 2010), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following the Company’s review of the assessments and after consulting with its legal and customs advisors, the Company strongly believes that the additional assessments are improper and are not supported by any legal or factual basis. Yokohama Customs rejected letters of protest, which the Company filed in November 2009 and March 2010.  The Company is continuing its protests and administrative appeals of the assessment through the Ministry of Finance and may also elect to pursue the matter through the court system in Japan.  To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

In addition, the Company is currently being required to pay higher duties on all current imports to Japan, which it is similarly disputing. Because the Company believes that the higher duties being assessed are improper, the Company expenses the portion of the duties it believes is supported under applicable customs law and records additional payments, $6.6 million as of June 30, 2010, as a receivable in its consolidated financial statements.  To the extent the Company is unsuccessful in this dispute, it will be required to take a corresponding charge to its earnings for relevant past imports and expense the full amount assessed on future imports.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In November 2008, the U.S. Internal Revenue Service began an audit of the Company’s 2006 and 2007 tax years.  The Company anticipates this audit will be completed by the end of 2010.

11.       LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings.  The following table summarizes the Company’s long-term debt arrangements as of June 30, 2010:

Facility or Arrangement(1)	Original Principal Amount	Balance as of June 30, 2010(2)	Interest Rate	Repayment terms

2000 Japanese yen- denominated notes	9.7 billion yen	1.4 billion yen ($15.7 million as of June 30, 2010)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 - 2009 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar- denominated:	$40.0 million	$40.0 million	6.2%	Notes due July 2016, with annual principal payments that began in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments beginning January 2011.

Japanese yen- denominated:	3.1 billion yen	1.8 billion yen ($20.2 million as of June 30, 2010)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($25.7 million as of June 30, 2010)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	2.2 billion yen ($24.5 million as of June 30, 2010)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2011.

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)
The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $32.8 million and includes $15.7 million of the balance on the Company’s 2000 Japanese yen- denominated notes, $8.5 million of the balance of the Company’s Japanese yen-denominated notes and $8.6 million of the balance on the Company’s U.S. dollar-denominated debt under the 2003 multi-currency shelf facility.

12.       RESTRUCTURING CHARGES

During the three- and six-month periods ended June 30, 2009, the Company recorded restructuring charges of $1.6 million and $10.9 million, respectively, related to restructuring of its Japan operations, including an approximately 30% headcount reduction as well as facility relocations and closures.  During the first half of 2009 approximately $7.2 million of the charges related to severance payments to terminated employees and approximately $3.7 million related to facility relocation or closing costs. Approximately $2.0 million remained accrued at June 30, 2010.  The majority of these charges are related to a voluntary employment reduction program.  The restructuring charges for facility relocation or closing costs related to costs incurred during the first half of 2009 for leases terminated in that period.

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

Overview

Our revenue for the three- and six-month periods ended June 30, 2010 increased 20% and 22% to $388.4 million and $752.5 million, when compared to the same periods in 2009, with foreign currency exchange rate fluctuations positively impacting revenue by 4% and 6%, respectively.  Our growth continues to be driven by strong demand for our ageLOC anti-aging products, including the successful launch of our ageLOC Transformation skincare system in our Greater China region at our distributor convention.  Our ageLOC Transformation skin care system launch is our largest product launch to date, with sales of approximately $150 million in its first three quarters.  In the fourth quarter of 2010, we plan to introduce our first ageLOC nutritional products in Japan, the United States and Europe.  A nearly 15% year-over-year increase in executive distributors globally also contributed to our growth during the second quarter.

Earnings per share for the second quarter and first half of 2010 were $0.50 and $0.98 compared to $0.35 and $0.53 for the same periods in 2009.  This increase was largely due to continued revenue growth, coupled with improved margins and controlled expenses. Earnings per share for the second quarter and first half of 2009 were negatively impacted by $1.6 million (or $0.01 per share) and $10.9 million (or $0.11 per share) in planned restructuring charges, primarily related to transformation efforts to streamline our operations in Japan.

Revenue

North Asia.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2010 and 2009 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Japan	$113.3	$110.7	2%	$222.0	$220.6	1%
South Korea	50.8	36.0	41%	113.0	65.9	71%
North Asia total	$164.1	$146.7	12%	$335.0	$286.5	17%

Revenue in the region for the three- and six-month periods ended June 30, 2010 was positively impacted approximately 7% and 9%, respectively, by foreign currency exchange rate fluctuations, due to the strengthening of both the Japanese yen and the South Korean won.

Local-currency revenue in Japan declined 3% and 4% for the three- and six-month periods ended June 30, 2010, compared to the same periods in 2009, reflecting continued weakness in our distributor numbers with our active and executive distributor counts decreasing 7% and 5%, respectively. Continued regulatory and media scrutiny of the industry and our focus on distributor compliance in response to this scrutiny continued to negatively affect our business and distributor numbers.

South Korea experienced local-currency revenue growth for the three- and six-month periods ended June 30, 2010 of 28% and 46% compared to the same periods in 2009.  This growth was driven by excitement and sponsoring activities surrounding our launch of the ageLOC Transformation skin care system in South Korea. The number of active and executive distributors in South Korea increased 20% and 25%, respectively, compared to the prior-year period.

Americas.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2010 and 2009 for the Americas region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

United States	$52.7	$51.3	3%	$105.8	$100.6	5%
Canada	6.0	6.0	─	11.9	10.6	12%
Latin America	3.7	4.9	(24%)	7.1	9.5	(25%)
Americas total	$62.4	$62.2	─*	$124.8	$120.7	3%
_______________________
*Less than 1%

Revenue in the United States for the three- and six-month periods ended June 30, 2010 increased by 3% and 5%, respectively, compared to the prior-year periods.  Our growth rate slowed due to challenging consumer spending trends and decreased sponsoring, which were offset by the continued strength of our ageLOC anti-aging products.  Active distributors in the United States decreased 2% and executive distributors increased 4% in the second quarter of 2010 compared to the same prior-year period.

On a local-currency basis, revenue in Canada decreased 12% and 3% for the three- and six-month periods ended June 30, 2010, when compared with significant growth in the same prior-year periods.  Local-currency revenue in Latin America decreased by 18% and 21% compared to the prior-year periods.  This decrease was due to challenging economic conditions throughout Latin America, as well as the difficult political and business environment in Venezuela.

Greater China.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2010 and 2009 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Taiwan	$28.6	$23.3	23%	$52.8	$42.5	24%
Mainland China	20.6	17.4	18%	40.9	33.9	21%
Hong Kong	31.4	12.1	160%	44.6	23.8	87%
Greater China total	$80.6	$52.8	53%	$138.3	$100.2	38%

Foreign currency exchange rate fluctuations positively impacted revenue by approximately 2% and 3% for the three- and six-month periods ended June 30, 2010 in this region.  The growth in the region was driven by the successful launch of our ageLOC Transformation skin care system at our Greater China Convention in Hong Kong.

On a local-currency basis, revenue in Mainland China increased 18% and 21% in the three- and six-month periods ended June 30, 2010, compared to the same periods in 2009. This growth is due largely to significant sales force growth and excitement surrounding our Greater China Regional Convention in May 2010, where our ageLOC Transformation skin care system was introduced.  We anticipate a positive response to a limited time offering of our ageLOC Transformation skin care system in Mainland China in the fourth quarter of 2010, followed by a general launch in the first quarter of 2011.  Preferred customers increased 25% and sales representatives increased 60% during the second quarter, compared to the prior-year period.

Local-currency revenue in Hong Kong increased by 162% and 88% on a year-over-year basis in the three-and six-month periods ended June 30, 2010, primarily as a result of sales of our ageLOC Transformation skin care system at our Greater China Regional Convention.  Local-currency revenue in Taiwan increased by 18% for both periods, compared to the same prior-year periods.  Although all convention revenue is reported under Hong Kong, Taiwan benefited from its presales of our ageLOC Transformation skin care system prior to the convention.  Second quarter executive distributors in Taiwan were up 23% and active distributors were up 8% when compared to the prior year period, while executive distributors in Hong Kong were up 16% and the active distributors in Hong Kong were down 2%.

Europe.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2010 and 2009 for Europe (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Europe	$35.3	$32.2	10%	$73.1	$58.8	24%

On a local-currency basis, revenue in Europe increased 15% and 22% in the three- and six-month periods ended June 30, 2010, compared to the same periods in 2009.  This growth was due to sustained interest in our ageLOC anti-aging products and LifePak nutrition supplements, moderated by a general decline in our Eastern Europe markets.  Foreign currency fluctuations had a 5% negative impact on regional results in the second quarter of 2010 and a 2% positive impact during the first half of 2010.

South Asia/Pacific.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2010 and 2009 for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Singapore/Malaysia/Brunei	$21.3	$11.6	84%	$35.0	$21.0	67%
Thailand	13.6	9.2	48%	25.6	17.2	49%
Australia/New Zealand	4.6	3.2	44%	9.0	6.0	50%
Indonesia	3.7	2.9	28%	6.8	4.9	39%
Philippines	2.7	1.8	50%	4.9	3.4	44%
South Asia/Pacific total	$45.9	$28.7	60%	$81.3	$52.5	55%

Constant currency growth of 47% and 41% in this region during the second quarter and first half was driven primarily by a limited time offering of our ageLOC Transformation skin care system, along with strong sales of our TRA weight loss products and Galvanic Spa System II.  Growth in this region was also reflected in a 44% increase in executive distributors in the second quarter of 2010, compared to the same prior-year period.  Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 13% in the second quarter of 2010 and 14% during the first half compared to the same prior-year period.  We anticipate a positive response to the general launch of our ageLOC Transformation skin care system in this region during the third quarter of 2010.

Gross profit

Gross profit as a percentage of revenue was 82.5% and 82.4% for the three- and six-month periods ended June 30, 2010 compared with 81.2% and 81.5% for the three- and six-month periods ended June 30, 2009.  The year-over-year improvement reflects strong sales of our higher margin ageLOC products, and foreign currency benefits during the first half of 2010.

Selling expenses

Selling expenses as a percentage of revenue decreased to 41.4% and 41.9% for the three- and six-month periods ended June 30, 2010 from 42.6% and 42.3% for the three- and six-month periods ended June 30, 2009.  This decrease was due in part to convention fee income and increased sales-aid revenue, which is non-commissionable revenue, as well as increased sales in Mainland China, where our selling expense as a percentage of revenue is slightly lower.

As part of our compensation plan improvements, we increased our focus on distributor recognition.  Accordingly, during the first and second quarters of 2010, the costs of certain incentive trips and other rewards earned by distributors, previously recorded as general and administrative expenses, have been reclassified as selling expenses. In order to provide a meaningful comparison, we have made this reclassification for both the current and prior periods.

General and administrative expenses

General and administrative expenses increased to $100.5 million and $199.4 million for the three- and six-month periods ended June 30, 2010 from $88.7 million and $177.0 million for the same periods in 2009.  As a percentage of revenue, general and administrative expenses decreased to 25.9% and 26.5% for the three- and six-month periods ended June 30, 2010 from 27.5% and 28.6% for the same periods in 2009.  This improvement as a percent of revenue was largely due to increased revenue coupled with continued efforts to improve efficiency and control expenses.

Restructuring charges

During the three- and six-month periods ended June 30, 2009, we recorded restructuring charges of $1.6 million and $10.9 million, respectively, primarily related to restructuring in our Japan operations, including an approximately 30% headcount reduction as well as facility relocations and closures.  Approximately $7.2 million of these charges related to severance payments to terminated employees and approximately $3.7 million related to facility relocation or closing costs.

Other income (expense), net

Other income (expense), net for the three- and six-month periods ended June 30, 2010 was approximately $(7.3) million and $(6.7) million compared to $0.9 million and $(0.4) million for the same periods in 2009.  This increase in expense is primarily related to increased foreign currency translation losses, unrealized losses related to intercompany balances.

Provision for income taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2010 was $19.5 million and $35.2 million compared to $13.2 million and $20.3 million for the same periods in 2009.  The effective tax rate was 37.6% and 35.7% of pre-tax income during the three- and six-month periods ended June 30, 2010, compared to a rate of 37.4% in the same prior-year periods.  The effective tax rate for the first half of 2010 was impacted by the tax rate in the first quarter of 2010 which was lower than our historical average due to reductions of reserves related to uncertain tax positions as a result of expiring statutes of limitations.  We expect our effective tax rate for the third quarter of 2010 to be lower than the historical average of 37% due to the expiration of certain statutes.

Net income

As a result of the foregoing factors, net income for the second quarter and first half of 2010 increased to $32.4 million and $63.4 million, respectively, from $22.1 million and $34.0 million for the same periods in 2009.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets.  We have generally relied on cash flows from operations to fund operating activities, and we have at times incurred long-term debt in order to fund strategic transactions and stock repurchases.

We typically generate positive cash flows from operations due to favorable margins.  We generated $87.2 million in cash from operations during the first half of 2010, compared to $52.0 million during the same period in 2009.

As of June 30, 2010, working capital was $173.3 million, compared to $152.7 million as of December 31, 2009.  Cash and cash equivalents at June 30, 2010 and December 31, 2009 were $172.7 million and $158.0 million, respectively.  The increase in cash balances was primarily due to the increase in cash generated from operating activities partially offset by repurchases of our common stock. This increase in cash positively impacted our working capital.

Capital expenditures in the first six months of 2010 totaled $18.1 million, and we anticipate additional capital expenditures of approximately $20 million to $25 million for 2010, excluding the potential acquisition of corporate facilities from related persons as described below.  These capital expenditures are primarily related to:

•	purchases of computer systems and software, including equipment and development costs;

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China;

•	the building of a new warehouse in South Korea; and

•	real estate acquisitions from unrelated parties and initial development work related to the building of a new innovation center on our Provo campus.

In connection with our plans to build a new innovation center next to our primary corporate office building, we are also evaluating whether to purchase a building we are currently leasing on the location where we would like to build the new innovation center. The building is owned by a partnership owned principally by Blake Roney, Sandie Tillotson, Steve Lund, who serve as directors, and certain of their family members. In connection with this transaction, we also recently decided to evaluate whether to purchase our remaining corporate facilities in Provo, which we currently lease from similar partnerships, including our primary corporate office building, as our initial plans include the concept of connecting the new building with our primary corporate office building to form a corporate campus/plaza. In the event we elect to proceed with such a transaction, we estimate that the transaction would involve a purchase price of $25-$40 million. We have formed a special committee of independent directors to evaluate the potential purchase of the buildings and to negotiate the purchase if the committee elects to proceed with a purchase. If we elect to proceed with such a purchase, our estimated capital expenditures for 2010 would increase by such amount. We anticipate we would fund all or a portion of the purchase through debt financing secured by the property.

The Company currently has debt pursuant to various credit facilities and other borrowings.  The following table summarizes the Company’s long-term debt arrangements as of June 30, 2010:

Facility or Arrangement(1)	Original Principal Amount	Balance as of June 30, 2010(2)	Interest Rate	Repayment terms

2000 Japanese yen- denominated notes	9.7 billion yen	1.4 billion yen ($15.7 million as of June 30, 2010)	3.0%	Notes due October 2010, with annual principal payments that began in October 2004.

2003 - 2009 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar- denominated:	$40.0 million	$40.0 million	6.2%	Notes due July 2016, with annual principal payments that began in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments beginning January 2011.

Japanese yen- denominated:	3.1 billion yen	1.8 billion yen ($20.2 million as of June 30, 2010)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($25.7 million as of June 30, 2010)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	2.2 billion yen ($24.5 million as of June 30, 2010)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility expires May 2011.

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries.

(2)
The current portion of our long-term debt (i.e. becoming due in the next 12 months) is $32.8 million and includes $15.7 million of the balance on our 2000 Japanese yen-denominated notes, $8.5 million of the balance of our Japanese yen-denominated notes and $8.6 million of the balance on our U.S. dollar-denominated debt under the 2003 multi-currency shelf facility.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions.  The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.  During the first half of 2010, we repurchased 1.5 million shares of Class A common stock under this program for $39.3 million.  In June 2010, our board of directors authorized the amount available under our ongoing stock repurchase program to be increased by $150.0 million. This increase builds upon the amount previously available under the stock repurchase program, bringing the total authorized amount under the program to approximately $485.0 million. At June 30, 2010, $173.3 million was available for repurchases under the stock repurchase program.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions.  The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.  During the first half of 2010, we repurchased 1.5 million shares of Class A common stock under this program for $39.3 million.  Our board of directors has authorized the amount available under our ongoing stock repurchase program to be increased by $150.0 million. This increase builds upon the amount previously available under the stock repurchase program, bringing the total authorized amount under the program to approximately $485.0 million. At June 30, 2010, $173.3 million was available for repurchases under the stock repurchase program.

In February 2010 and May 2010, our board of directors declared a quarterly cash dividend of $0.125 per share for all shares of Class A common stock.  These quarterly cash dividends totaling $7.8 million and $7.9 million were paid on March 17, 2010 and June 16, 2010 to stockholders of record on February 26, 2010 and May 28, 2010.  In July 2010, the Company’s board of directors declared a quarterly cash dividend of $0.125 per share for all shares of Class A common stock to be paid September 15, 2010 to stockholders of record on August 27, 2010.  Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

We believe we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis.  We currently believe that existing cash balances, future cash flows from operations and existing lines of credit will be adequate to fund our cash needs on both a short- and long-term basis.  The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs.  In the event that our current cash balances, future cash flows from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations.  Additionally, we would consider realigning our strategic plans, including a reduction in capital spending, stock repurchases or dividend payments.

Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world.  As previously reported, we are currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through June 2005. The aggregate amount of those assessments is 2.7 billion Japanese yen ($30.5 million as of June 30, 2010), net of any recovery of consumption taxes. We believe that the documentation and legal analysis support our position and we have taken action in the court system in Japan to overturn these assessments. The litigation on this matter is ongoing and we believe the court will likely decide this matter in the next year. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

In July 2005, we changed our operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation and valuation disputes. However, in October 2009 we received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 following an audit. The total amount of such assessments is 1.6 billion Japanese yen ($18.4 million as of June 30, 2010), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following our review of the assessments and after consulting with our legal and customs advisors, we strongly believe that the additional assessments are improper and are not supported by any legal or factual basis.  Yokohama Customs rejected letters of protest, which we filed in November 2009 and March 2010.  We are continuing our protests and administrative appeals of the assessment through the Ministry of Finance and may also elect to pursue the matter through the court system in Japan.  To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

In addition, we are currently being required to pay higher duties on all current imports to Japan, which we are similarly disputing. Because we believe that the higher duties being assessed are improper, we expense the portion of the duties we believe is supported under applicable customs law and record additional payments, $6.6 million as of June 30, 2010, as a receivable in our consolidated financial statements.  To the extent that we are unsuccessful in this dispute, we will be required to take a corresponding charge to our earnings for relevant past imports and expense the full amount assessed on future imports.

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

Income Taxes.  We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of June 30, 2010, we had net deferred tax assets of approximately $47.7 million.  These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates.  In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  We are currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2005, 2006, 2007 and 2008 tax years.  With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005.  For the tax year 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We have elected to continue participating in CAP for the 2010 tax year and may elect to continue participating in future tax years; we may withdraw from the program at any time.  In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2003.  Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of these reviews are not yet determinable.

Our unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which we operate, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $6 million to $9 million. The amount of gross unrecognized tax benefits decreased by $12.9 million during the six months ended June 30, 2010, due to the lapse in statute of limitations in certain foreign markets.  As a result of this decrease in gross unrecognized tax benefits, accrued interest and penalties decreased by $1.9 million during the six months ended June 30, 2010.

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

	As of June 30, 2010		As of June 30, 2009
Region:	Active	Executive	Active	Executive

North Asia	327,000	14,286	322,000	13,803
Americas	169,000	5,528	171,000	5,385
Greater China	114,000	8,398	103,000	6,129
Europe	102,000	3,664	89,000	3,173
South Asia/Pacific	74,000	3,630	67,000	2,525
Total	786,000	35,506	752,000	31,015

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States.  The local currency of each of our Subsidiaries’ primary markets is considered the functional currency.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Japan, any weakening of the yen negatively impacts reported revenue and profits, whereas a strengthening of the yen positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing, results of operation, cash flows or financial condition. However, based on current exchange rate levels, we currently anticipate that foreign currency fluctuations will have a slightly positive impact on reported revenue in 2010.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. At June 30, 2010, we did not hold any forward contracts.

Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” and any other similar words.

We wish to caution readers that although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Some of the risks and uncertainties that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

(a) Global economic conditions continue to be challenging.  Although there are modest signs of economic recovery, it is not possible for us to predict the extent and timing of any improvement in global economic conditions.  Even with continued growth in many of our markets during this period, the economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors' ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

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

(c) We have experienced revenue declines in Japan over the last several years and continue to face challenges in this market. If we are unable to stabilize or renew growth in this market our results could be harmed. Factors that could impact our results in the market include:

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

(d) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us.  We continue to experience a high level of general inquiries regarding our company and complaints to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training to our distributors and restructuring our compliance group in Japan.  We have seen improvements in some prefectures, but not in others.  We have received warnings from consumer centers in certain prefectures raising concerns about our distributor training and number of general inquiries and complaints.  We are implementing additional steps to reinforce our distributor education and training in Japan to help address these concerns.  In 2009, Japan implemented a national organization of consumer protection centers, which may increase scrutiny of our business and industry.

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

(j) Production difficulties and quality control problems could harm our business, in particular our reliance on third party suppliers to deliver quality products in a timely manner. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products. In addition, if we are not able to accurately forecast sales levels on a market by market basis, or are unable to produce a sufficient supply to meet such demand globally, we could have stock outs which could negatively impact enthusiasm of our distributors.

(k) Historically, most of our products have been imported from the United States into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. We may be subject to prospective or retrospective increases in duties on our products imported into our markets outside of the United States, which could adversely impact our results. As discussed above under the heading “Contractual Obligations and Contingencies,” we are currently appealing assessments of duties by Yokohama Customs in Japan.  In addition, we are currently required to pay duties in excess of what we believe are supported by applicable customs law, and we record the additional payment as a receivable.  If we are not able to resolve these assessments and ongoing duties, we could be required to take large charges to our earnings.

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

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of June 30, 2010.

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

    No updates to report.  Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2009 fiscal year and subsequent Quarterly Report on Form 10-Q, for information regarding the status of certain legal proceedings.

ITEM 1A.	RISK FACTORS

    Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2009 fiscal year, subsequent Quarterly Report on Form 10-Q, and Current Reports of Form 8-K for a detailed discussion of risks associated with our business.  The information presented below updates one of these risk factors and should be read in conjunction with the risk factors and information disclosed in such reports.

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

    For example, in June 2010, we received a 60-day notice from a consumer group in California of its intent to file a citizen enforcement action under California Proposition 65, alleging that we failed to warn consumers of exposure to lead in five of our products.  We are aware that a number of other nutritional companies have received a similar notice from the same group.  If one or more of these products is found to be in violation of California Proposition 65, we may be required to reformulate the product, label the product in compliance with California Proposition 65 or, at our election, discontinue selling the product in California.  We may also be required to pay civil fines.  Although we believe we are in compliance with the requirements of California Proposition 65, any negative media attention or other adverse publicity created by these allegations, or any new or additional allegations, could negatively impact consumer and distributor perceptions of our products and harm our business.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 – 30, 2010	─		N/A	─	$ 52.4
May 1 – 31, 2010	228,193		$ 27.87	227,979	$ 46.0
June 1 – 30, 2010	860,256		$ 26.42	860,000	$ 173.3
Total	1,088,449	(2)

(1)
In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions.  Our board has from time to time increased the amount authorized under the plan and in June 2010 increased the amount by $150.0 million. Approximately $485.0 million is currently authorized under the plan.  As of June 30, 2010, we had repurchased approximately $311.7 million of shares under the plan.  There has been no termination or expiration of the plan since the initial date of approval.

(2)
We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market.  These shares were awarded or acquired in connection with our initial public offering in 1996.  Of the shares listed in this column, 470 relate to repurchases from such employees and distributors at an average price per share of $26.74.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                Description

10.1	Multi-Currency Private Shelf Agreement dated as of October 1, 2009, between the Company, Prudential Investment Management, Inc. and certain other lenders.

10.2	Ashok Pahwa Settlement and Release Agreement dated April 1, 2010, between Mr. Pahwa and the Company.

10.3	Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2010).

10.4	Form of 2010 Plan U.S. Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

10.5
Form of 2010 Plan U.S. Performance Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

10.6	Form of 2010 Plan U.S. Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

10.7	Form of 2010 Plan Director Stock Option Master Agreement and Grant Notice.

10.8	Form of 2010 Plan Director Restricted Stock Unit Master Agreement and Grant Notice.

10.9
Underwriting Agreement, dated June 3, 2010, by and among the Company, certain selling stockholders named in Schedule 2 thereto, and J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as representatives of the several Underwriters listed in Schedule 1 thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 4, 2010).

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

101*
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	Furnished, not filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2010

NU SKIN ENTERPRISES, INC.

By:	/s/Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)