Form 10-Q/A
period 2010-06-30
NU SKIN ENTERPRISES INC
filed 2010-08-10
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 9, 2010, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Income, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) the notes to the unaudited consolidated financial statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

Exhibits
Regulation S-K
Number                                    Description

10.1*	Multi-Currency Private Shelf Agreement dated as of October 1, 2009, between the Company, Prudential Investment Management, Inc. and certain other lenders.

10.2*	Ashok Pahwa Settlement and Release Agreement dated April 1, 2010, between Mr. Pahwa and the Company.

10.3*	Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2010).

10.4*	Form of 2010 Plan U.S. Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

10.5*
Form of 2010 Plan U.S. Performance Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

10.6*	Form of 2010 Plan U.S. Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

10.7*	Form of 2010 Plan Director Stock Option Master Agreement and Grant Notice.

10.8*	Form of 2010 Plan Director Restricted Stock Unit Master Agreement and Grant Notice.

10.9*
Underwriting Agreement, dated June 3, 2010, by and among the Company, certain selling stockholders named in Schedule 2 thereto, and J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as representatives of the several Underwriters listed in Schedule 1 thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 4, 2010).

31.1*
Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

_________________

*	Filed with our Form 10-Q, as filed on August 9, 2010.

**	Furnished with our Form 10-Q, as filed on August 9, 2010.

***	Furnished with this Form 10-Q/A.