Form 10-Q
period 2010-09-30
NU SKIN ENTERPRISES INC
filed 2010-11-08
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO UT 84601	(IRS Employer Identification No.)
(Address of principal executive offices, including zip code)
(801) 345-1000
(Registrant’s telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act (check one):

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

    As of October 31, 2010, 62,126,553 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2010 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

Nu Skin, Pharmanex and ageLOC are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.  The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$197,627	$158,045
Accounts receivable	29,132	22,513
Inventories, net	118,283	105,661
Prepaid expenses and other	58,374	51,724
	403,416	337,943

Property and equipment, net	95,416	79,356
Goodwill	112,446	112,446
Other intangible assets, net	79,311	81,968
Other assets	129,121	136,736
Total assets	$819,710	$748,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,763	$25,292
Accrued expenses	146,934	124,520
Current portion of long-term debt	38,116	35,400
	213,813	185,212

Long-term debt	107,300	121,119
Other liabilities	67,450	66,431
Total liabilities	388,563	372,762

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	250,912	232,219
Treasury stock, at cost – 28.6 million and 27.8 million shares	(474,123)	(433,567)
Retained earnings	720,387	645,078
Accumulated other comprehensive loss	(66,120)	(68,134)
	431,147	375,687
Total liabilities and stockholders’ equity	$819,710	$748,449

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$383,553	$334,242	$1,136,039	$953,005
Cost of sales	68,755	62,108	201,525	176,551

Gross profit	314,798	272,134	934,514	776,454

Operating expenses:
Selling expenses	162,402	140,585	477,403	402,326
General and administrative expenses	99,501	89,794	298,938	266,824
Restructuring charges	─	812	─	11,759

Total operating expenses	261,903	231,191	776,341	680,909

Operating income	52,895	40,943	158,173	95,545
Other income (expense), net	(674)	(2,833)	(7,347)	(3,187)

Income before provision for income taxes	52,221	38,110	150,826	92,358
Provision for income taxes	16,932	12,539	52,105	32,832

Net income	$35,289	$25,571	$98,721	$59,526

Net income per share (Note 2):
Basic	$.57	$.41	$1.58	$.94
Diluted	$.55	$.40	$1.53	$.93

Weighted-average common shares outstanding:
Basic	61,971	62,912	62,443	63,108
Diluted	64,065	63,885	64,584	63,803

The accompanying notes are an integral part of these consolidated financial statements.

   NU SKIN ENTERPRISES, INC.
   Consolidated Statements of Cash Flows (Unaudited)
   (U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$98,721	$59,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,573	21,353
Foreign currency (gains)/losses	3,350	(1,862)
Stock-based compensation	7,739	6,400
Deferred taxes	(1,084)	7,832
Changes in operating assets and liabilities:
Accounts receivable	(8,492)	(3,990)
Inventories, net	(8,739)	7,011
Prepaid expenses and other	(4,001)	(3,582)
Other assets	(3,675)	(211)
Accounts payable	3,482	(1,129)
Accrued expenses	16,664	8,759
Other liabilities	11,775	2,572

Net cash provided by operating activities	138,313	102,679

Cash flows from investing activities:
Purchases of property and equipment	(28,692)	(12,067)

Net cash used in investing activities	(28,692)	(12,067)

Cash flows from financing activities:
Exercises of employee stock options	14,099	1,660
Payments of cash dividends	(23,412)	(21,770)
Payments on debt financing	(20,459)	(14,520)
Income tax benefit of options exercised	5,524	52
Repurchases of shares of common stock	(49,960)	(13,697)

Net cash used in financing activities	(74,208)	(48,275)

Effect of exchange rate changes on cash	4,169	3,716

Net increase in cash and cash equivalents	39,582	46,053

Cash and cash equivalents, beginning of period	158,045	114,586

Cash and cash equivalents, end of period	$197,627	$160,639

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.       THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. The Company reports revenue from five geographic regions:  North Asia, which consists of Japan and South Korea; Americas, which consists of the United States, Canada and Latin America; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Europe, which consists of the Company’s European markets, as well as Israel, Russia and South Africa (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2010, and for the three- and nine-month periods ended September 30, 2010 and 2009.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.       NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data give effect to all potentially dilutive common shares that were outstanding during the periods presented.  For the three-month periods ended September 30, 2010 and 2009, other stock options totaling 0.2 million and 4.3 million, respectively, and for the nine-month periods ended September 30, 2010 and 2009, other stock options totaling 0.3 million and 5.0 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.       DIVIDENDS PER SHARE

In February, May and August 2010, the Company’s board of directors declared a quarterly cash dividend of $0.125 per share for all shares of Class A common stock.  These quarterly cash dividends totaling $7.7 million, $7.9 million and $7.8 million were paid on March 17, 2010, June 16, 2010 and September 15, 2010, to stockholders of record on February 26, 2010, May 28, 2010 and August 27, 2010, respectively.  In October 2010, the Company’s board of directors declared a quarterly cash dividend of $0.125 per share for all shares of Class A common stock to be paid December 8, 2010 to stockholders of record on November 26, 2010.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4.       DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2010 the Company held mark-to-market forward contracts totaling 1.3 billion Japanese yen ($15.6 million as of September 30, 2010) to hedge its yen-denominated debt payments paid in October 2010.  At September 30, 2009, the Company did not hold any mark to market forward contracts.  Unrealized mark-to-market gains and losses, calculated from quoted market exchange rates, were immaterial and recorded as part of other income (expense), net.

5.       REPURCHASES OF COMMON STOCK

During the three- and nine-month periods ended September 30, 2010, the Company repurchased approximately 0.4 million and 1.9 million shares of its Class A common stock under its open market repurchase plan for approximately $10.7 million and $50.0 million, respectively.  During the three- and nine-month periods ended September 30, 2009, the Company repurchased approximately 0.4 million and 0.9 million shares of its Class A common stock under its open market repurchase plan for approximately $7.7 million and $13.7 million, respectively.  In June 2010, the Company’s board of directors authorized an increase of $150.0 million in the amount available under its ongoing stock repurchase program.  At September 30, 2010, $162.6 million was available for repurchases under the stock repurchase program.

6.       COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2010 and 2009, were as follows (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$35,289	$25,571	$98,721	$59,526

Other comprehensive income, net of tax:
Foreign currency translation adjustment	5,885	1,388	2,111	1,668
Net unrealized losses on foreign currency cash flow hedges	─	─	29	─
Less: Reclassification adjustment for realized gains in current earnings	─	─	(126)	─

Comprehensive income	$41,174	$26,959	$100,735	$61,194

7.       SEGMENT INFORMATION

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China.  In Mainland China, the Company utilizes a sales force of employed sales representatives, contractual sales promoters and direct sellers to sell its products through fixed retail locations.  Selling expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its Mainland China sales force paid on product sales.  The Company manages its business primarily by managing its global sales force.  The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does recognize revenue in five geographic regions: North Asia, Americas, Greater China, South Asia/Pacific and Europe.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2010	2009	2010	2009

North Asia	$170,537	$152,427	$505,503	$438,957
Americas	63,721	61,312	188,564	181,968
Greater China	63,337	54,415	201,664	154,638
South Asia/Pacific	50,247	32,329	131,529	84,836
Europe (region)	35,711	33,759	108,779	92,606
Totals	$383,553	$334,242	$1,136,039	$953,005

Revenue generated by each of the Company’s three product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2010	2009	2010	2009

Nu Skin	$224,498	$185,310	$687,650	$530,609
Pharmanex	156,025	145,750	439,942	412,818
Other	3,030	3,182	8,447	9,578
Totals	$383,553	$334,242	$1,136,039	$953,005

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2010	2009	2010	2009

Japan	$123,010	$114,695	$344,998	$335,269
United States	54,245	50,365	160,025	150,943
South Korea	47,527	37,732	160,505	103,688
Europe	29,554	27,584	90,075	77,008
Taiwan	26,966	24,242	79,742	66,790
Mainland China	23,570	18,040	64,509	51,914

Long-lived assets:	September 30, 2010	December 31, 2009

Japan	$12,180	$8,079
United States	49,863	42,378
South Korea	7,051	3,654
Europe	2,612	3,005
Taiwan	2,203	1,758
Mainland China	11,353	11,841

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.       DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of September 30, 2010, the Company has net deferred tax assets of approximately $48.0 million.   The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

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

The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $7 million to $10 million. The amount of gross unrecognized tax benefits decreased by $16.0 million during the nine months ended September 30, 2010, due to the lapse in statute of limitations in certain foreign markets.  As a result of this decrease in gross unrecognized tax benefits, accrued interest and penalties decreased by $1.9 million during the nine months ended September 30, 2010.

10.       COMMITMENTS AND CONTINGENCIES

The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company’s direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities.  Any assertions or determination that either the Company or the Company’s distributors is not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company’s operations.  In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations.  Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.  The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters.  Except as noted below, in the opinion of the Company’s management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

Due to the international nature of the Company’s business, it is subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which it conducts business throughout the world.  As previously reported, the Company is currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through June 2005. The aggregate amount of those assessments is 2.7 billion Japanese yen ($32.3 million as of September 30, 2010), net of any recovery of consumption taxes. The Company believes that the documentation and legal analysis support its position and the Company has taken action in the court system in Japan to overturn these assessments. The litigation on this matter is ongoing and the Company believes the court will likely decide this matter in the next year. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid, it will be required to take a corresponding charge to its earnings.

In July 2005, the Company changed its operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation and valuation disputes. However, in October 2009, the Company received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008, following an audit. The total amount of such assessments is 1.7 billion Japanese yen ($20.7 million as of September 30, 2010), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following the Company’s review of the assessments and after consulting with its legal and customs advisors, the Company strongly believes that the additional assessments are improper and are not supported by any legal or factual basis. Yokohama Customs rejected letters of protest, which the Company filed in November 2009 and March 2010.  The Company is continuing its protests and administrative appeals of the assessment through the Ministry of Finance and may also elect to pursue the matter through the court system in Japan.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Since October 2009, the Company has also been required to pay higher duties on all imports of the disputed products to Japan, which it is similarly disputing. Because the Company believes that the higher duties being assessed are improper, the Company expenses the portion of the duties it believes is supported under applicable customs law and records additional payments totaling $7.2 million as of September 30, 2010, as a receivable in its consolidated financial statements.   The Company recently received notice that Yokohama Customs will be conducting an audit of the period November 2008 through September 2009.  The Company anticipates that Yokohama Customs will likely issue an additional assessment based on this audit. To the extent the Company is unsuccessful in recovering all of these additional assessments, it will be required to take a corresponding charge to its earnings for relevant past imports and expense the full amount assessed on future imports.  In the event the Company loses its litigation related to the original customs dispute, the Company may be required to reevaluate the likelihood of success in challenging these additional assessments.

In November 2008, the U.S. Internal Revenue Service began an audit of the Company’s 2006 and 2007 tax years.  Company anticipates this audit will be completed during 2011.

11.       LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings.  The following table summarizes the Company’s long-term debt arrangements as of September 30, 2010:

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2010(2)	Interest Rate	Repayment terms

2000 Japanese yen- denominated notes	9.7 billion yen	1.4 billion yen ($16.6 million as of September 30, 2010)	3.0%	Notes paid October 2010.

2003 - 2009 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar- denominated:	$40.0 million	$34.3 million	6.2%	Notes due July 2016, with annual principal payments that began in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments beginning January 2011.

Japanese yen- denominated:	3.1 billion yen	1.8 billion yen ($21.3 million as of September 30, 2010)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($27.2 million as of September 30, 2010)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	2.2 billion yen ($26.0 million as of September 30, 2010)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.

(2)
The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) is $38.1 million and includes $16.6 million of the balance on the Company’s 2000 Japanese yen- denominated notes, $12.9 million of the balance of the Company’s Japanese yen-denominated notes and $8.6 million of the balance on the Company’s U.S. dollar-denominated debt under the 2003 multi-currency shelf facility.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.       RESTRUCTURING CHARGES

During the three- and nine-month periods ended September 30, 2009, the Company recorded restructuring charges of $0.8 million and $11.8 million, respectively, related to restructuring of its Japan operations, including an approximate 30% headcount reduction as well as facility relocations and closures.  During the first nine months of 2009 approximately $7.2 million of the charges related to severance payments to terminated employees and approximately $4.6 million related to facility relocation or closing costs. Approximately $1.7 million remained accrued at September 30, 2010.

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

Overview

Our revenue for the three- and nine-month periods ended September 30, 2010 increased 15% and 19% to $383.6 million and $1.14 billion, when compared to the same periods in 2009, with foreign currency exchange rate fluctuations positively impacting revenue by 4% and 6%, respectively.  Our growth continues to be driven by strong demand for our ageLOC anti-aging products, including the successful launch of our ageLOC Transformation skincare system throughout all of our markets.  In its first year, our ageLOC Transformation skin care system generated sales of approximately $200 million.  During the third quarter, we initiated a limited-time offering of our first ageLOC nutritional product, ageLOC Vitality, in Japan and the United States.  A 9% year-over-year increase in executive distributors globally also contributed to our growth during the third quarter.

Earnings per share for the third quarter and first nine months of 2010 were $0.55 and $1.53 compared to $0.40 and $0.93 for the same periods in 2009.  This increase was largely due to continued revenue growth, coupled with improved margins and controlled expenses. Earnings per share for the third quarter and first nine months of 2009 were negatively impacted by $0.8 million and $11.8 million, respectively, in planned restructuring charges (or $0.01 and $0.12 per share), primarily related to transformation efforts to streamline our operations in Japan.

Revenue

North Asia.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2010 and 2009 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Japan	$123.0	$114.7	7%	$345.0	$335.3	3%
South Korea	47.5	37.7	26%	160.5	103.7	55%
North Asia total	$170.5	$152.4	12%	$505.5	$439.0	15%

Revenue in the region for the three- and nine-month periods ended September 30, 2010 was positively impacted approximately 8% and 9%, respectively, by foreign currency exchange rate fluctuations, due to the strengthening of both the Japanese yen and the South Korean won.

Local-currency revenue in Japan declined 2% and 3% for the three- and nine-month periods ended September 30, 2010, compared to the same periods in 2009.  Challenges related to the difficult direct selling environment in Japan continued to negatively impact distributor activity, with active and executive distributor counts in Japan down 7% and 3%, respectively. This was partially offset by distributor and product initiatives, including the limited-time offering of our ageLOC Vitality.

South Korea experienced local-currency revenue growth for the three- and nine-month periods ended September 30, 2010 of 20% and 37% compared to the same periods in 2009.  This growth was driven by continued excitement and sponsoring activities surrounding our ageLOC Transformation skin care system and other product offerings in South Korea. The number of active and executive distributors in South Korea increased 17% and 18%, respectively, compared to the prior-year period.

Americas.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2010 and 2009 for the Americas region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

United States	$54.2	$50.4	8%	$160.0	$150.9	6%
Canada	6.1	6.0	2%	18.1	16.7	8%
Latin America	3.4	4.9	(31%)	10.5	14.4	(27%)
Americas total	$63.7	$61.3	4%	$188.6	$182.0	4%

Revenue in the United States for the three- and nine-month periods ended September 30, 2010 increased by 8% and 6%, respectively, compared to the prior-year periods, primarily related to approximately $15.0 million in sales from a limited-time offering of our ageLOC Vitality as well as the continued strength of our other ageLOC anti-aging products.  Active distributors in the United States decreased 2% and executive distributors increased 7% in the third quarter of 2010 compared to the same prior-year period.

On a local-currency basis, revenue in Canada decreased 5% and 4% for the three- and nine-month periods ended September 30, 2010, when compared with the same prior-year periods.  Local-currency revenue in Latin America decreased by 23% and 21% compared to the prior-year periods.  This decrease was due to decreased distributor activity throughout Latin America, as well as the difficult political and business environment in Venezuela.
Greater China.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2010 and 2009 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Taiwan	$27.0	$24.2	12%	$79.7	$66.8	19%
Mainland China	23.6	18.1	30%	64.5	51.9	24%
Hong Kong	12.8	12.1	6%	57.4	35.9	60%
Greater China total	$63.4	$54.4	17%	$201.6	$154.6	30%

Foreign currency exchange rate fluctuations positively impacted revenue by approximately 2% for both the three- and nine-month periods ended September 30, 2010 in this region.

On a local-currency basis, revenue in Mainland China increased 29% and 24% in the three- and nine-month periods ended September 30, 2010, compared to the same periods in 2009. This growth is due largely to significant sales force growth and excitement in anticipation of a fourth-quarter launch of our ageLOC Transformation skin care system, along with local sales initiatives that have contributed to a 28% increase in preferred customers and a 32% increase in sales representatives during the third quarter, compared to the prior-year period.

Local-currency revenue in Hong Kong increased by 6% and 60% on a year-over-year basis in the three-and nine-month periods ended September 30, 2010. This growth reflects continued interest in our ageLOC products.  Growth in the nine-month period ended September 30, 2010, was also positively impacted by sales to distributors attending the Greater China regional convention during the second quarter.  Local-currency revenue in Taiwan increased by 8% and 14% for the three- and nine-month periods ended September 30, 2010, compared to the same prior-year periods, primarily due to the continued strength of our ageLOC anti-aging products in this market. Third quarter executive distributors in Taiwan were up 4% and active distributors were up 6% when compared to the prior year period, while executive distributors in Hong Kong were up 3% and the active distributors in Hong Kong were down 1%.

South Asia/Pacific.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2010 and 2009 for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Singapore/Malaysia/Brunei	$22.0	$13.4	64%	$57.0	$34.5	65%
Thailand	14.7	10.3	43%	40.3	27.5	47%
Australia/New Zealand	5.3	3.8	39%	14.3	9.7	47%
Indonesia	4.4	2.9	52%	11.2	7.7	45%
Philippines	3.8	1.9	100%	8.7	5.4	61%
South Asia/Pacific total	$50.2	$32.3	55%	$131.5	$84.8	55%

Constant currency growth of 43% and 42% in this region during the third quarter and first nine months was driven primarily by the general launch of our ageLOC Transformation skin care system, along with strong sales of our TRA weight management products and ageLOC Galvanic Spa System II.  Growth in this region was also reflected in a 35% and 13% increase in executive and active distributors in the third quarter of 2010, compared to the same prior-year period.  Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 12% in the third quarter of 2010 and 13% during the first nine months compared to the same prior-year periods.

Europe.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2010 and 2009 for Europe (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Europe (region)	$35.7	$33.8	6%	$108.8	$92.6	17%

On a local-currency basis, revenue in the Europe region increased 14% and 19% in the three- and nine-month periods ended September 30, 2010, compared to the same periods in 2009.  This growth was due to sustained interest in our product offerings, including ageLOC anti-aging products and LifePak nutrition supplements, moderated by some softening in our Eastern Europe markets.  Foreign currency fluctuations had a 9% and 2% negative impact on regional results in the third quarter and first nine months of 2010, respectively.

Gross profit

Gross profit as a percentage of revenue was 82.1% and 82.3% for the three- and nine-month periods ended September 30, 2010 compared with 81.4% and 81.5% for the three- and nine-month periods ended September 30, 2009.  The year-over-year improvement reflects strong sales of our higher margin ageLOC products, and foreign currency benefits during the first nine months of 2010.

Selling expenses

Selling expenses as a percentage of revenue were 42.3% and 42.0% for the three- and nine-month periods ended September 30, 2010 compared to 42.1% and 42.2% for the three- and nine-month periods ended September 30, 2009.

As part of our compensation plan improvements, we increased our focus on distributor recognition.  Accordingly, during the first nine months of 2010, the costs of certain incentive trips and other rewards earned by distributors, previously recorded as general and administrative expenses, have been reclassified as selling expenses. In order to provide a meaningful comparison, we have made this reclassification for both the current and prior-year periods. The reclassification in the prior year totals $2.7 million and $6.6 million for the three- and nine-month periods ended September 30, 2009.

General and administrative expenses

As a percentage of revenue, general and administrative expenses decreased to 25.9% and 26.3% for the three- and nine-month periods ended September 30, 2010 from 26.9% and 28.0% for the same periods in 2009.  This improvement as a percent of revenue was largely due to increased revenue coupled with continued efforts to improve efficiency and control expenses.

Restructuring charges

During the three- and nine-month periods ended September 30, 2009, we recorded restructuring charges of $0.8 million and $11.8 million, respectively, primarily related to restructuring in our Japan operations, including an approximately 30% headcount reduction as well as facility relocations and closures.  Approximately $7.2 million of these charges related to severance payments to terminated employees and approximately $3.7 million related to facility relocation or closing costs.

Other income (expense), net

Other income (expense), net for the three- and nine-month periods ended September 30, 2010 was approximately ($0.7) million and ($7.3) million compared to ($2.8) million and ($3.2) million for the same periods in 2009.  The fluctuations in other income (expense) are largely due to the impact of changes in foreign currency exchange rates.

Provision for income taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2010 was $16.9 million and $52.1 million compared to $12.5 million and $32.8 million for the same periods in 2009.  The effective tax rate was 32.4% and 34.6% of pre-tax income during the three- and nine-month periods ended September 30, 2010, compared to a rate of 32.9% and 35.5% in the same prior-year periods. The decrease in tax rates in the third quarter was due primarily to the expiration of statutes of limitations in certain tax jurisdictions during the third quarter and positions taken on filed tax returns.  We expect our tax rate in the fourth quarter to be between 35.5% and 37.0%.

Net income

As a result of the foregoing factors, net income for the third quarter and first nine months of 2010 increased to $35.3 million and $98.7 million, respectively, from $25.6 million and $59.5 million for the same periods in 2009.

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

We typically generate positive cash flows from operations due to favorable margins.  We generated $138.3 million in cash from operations during the first nine months of 2010, compared to $102.7 million during the same period in 2009.

As of September 30, 2010, working capital was $189.6 million, compared to $152.7 million as of December 31, 2009.  Cash and cash equivalents at September 30, 2010 and December 31, 2009 were $197.6 million and $158.0 million, respectively.  The increase in cash balances was primarily due to the increase in cash generated from operating activities partially offset by repurchases of our common stock. This increase in cash positively impacted our working capital.

Capital expenditures in the first nine months of 2010 totaled $28.7 million, and we anticipate additional capital expenditures of approximately $10 million to $12 million for 2010, excluding the potential acquisition of corporate facilities from related persons as described below.  These capital expenditures are primarily related to:

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

In connection with our plans to build a new innovation center next to our primary corporate office building, we are also evaluating whether to purchase a building we are currently leasing on the location where we would like to build the new innovation center. The building is owned by a partnership owned principally by Blake Roney, Sandie Tillotson, Steve Lund, who serve as directors, and certain of their family members. In connection with this transaction, we also decided to evaluate whether to purchase our remaining corporate facilities in Provo, which we currently lease from similar partnerships, including our primary corporate office building, as our initial plans include the concept of connecting the new building with our primary corporate office building to form a corporate campus/plaza. In the event we elect to proceed with such a transaction, we estimate that the transaction would involve a purchase price of $33-$35 million. We have formed a special committee of independent directors to evaluate the potential purchase of the buildings and to negotiate the purchase if the committee elects to proceed with a purchase. If we elect to proceed with such a purchase, our estimated capital expenditures for 2010 would increase by such amount. We anticipate we would fund all or a portion of the purchase through debt financing collateralized by the property.

We currently have debt pursuant to various credit facilities and other borrowings.  The following table summarizes these long-term debt arrangements as of September 30, 2010:

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2010(2)	Interest Rate	Repayment terms

2000 Japanese yen- denominated notes	9.7 billion yen	1.4 billion yen ($16.6 million as of September 30, 2010)	3.0%	Notes paid October 2010.

2003 - 2009 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar- denominated:	$40.0 million	$34.3 million	6.2%	Notes due July 2016, with annual principal payments that began in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments beginning January 2011.

Japanese yen- denominated:	3.1 billion yen	1.8 billion yen ($21.3 million as of September 30, 2010)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($27.2 million as of September 30, 2010)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	2.2 billion yen ($26.0 million as of September 30, 2010)	3.3%	Notes due January 2017, with annual principal payments beginning January 2011.

2004 $25.0 million revolving credit facility	N/A	None	N/A

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries.

(2)
The current portion of our long-term debt (i.e. becoming due in the next 12 months) is $38.1 million and includes $16.6 million of the balance on our 2000 Japanese yen-denominated notes, $12.9 million of the balance of our Japanese yen-denominated notes and $8.6 million of the balance on our U.S. dollar-denominated debt under the 2003 multi-currency shelf facility.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions.  The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.  During the first nine months of 2010, we repurchased 1.9 million shares of Class A common stock under this program for approximately $50.0 million.  In June 2010, our board of directors authorized an increase of $150.0 million in the amount available under our ongoing stock repurchase program.  At September 30, 2010, $162.6 million was available for repurchases under the stock repurchase program.

In February, May and August 2010, our board of directors declared a quarterly cash dividend of $0.125 per share for all shares of Class A common stock.  These quarterly cash dividends totaling $7.8 million, $7.9 million and $7.7 million were paid on March 17, 2010, June 16, 2010 and September 15, 2010 to stockholders of record on February 26, 2010, May 28, 2010 and August 27, 2010.  In October 2010, our board of directors declared a quarterly cash dividend of $0.125 per share for all shares of Class A common stock to be paid December 8, 2010 to stockholders of record on November 26, 2010.  Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world.  As previously reported, we are currently involved in litigation in Japan with the Ministry of Finance with respect to additional customs assessments made by Yokohama Customs for the period of October 2002 through June 2005. The aggregate amount of those assessments is 2.7 billion Japanese yen ($32.3 million as of September 30, 2010), net of any recovery of consumption taxes. We believe that the documentation and legal analysis support our position and we have taken action in the court system in Japan to overturn these assessments. The litigation on this matter is ongoing and we believe the court will likely decide this matter in the next year. To the extent that we are unsuccessful in recovering the amounts assessed and paid, we will be required to take a corresponding charge to our earnings.

   In July 2005, we changed our operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation and valuation disputes. However, in October 2009 we received notice from Yokohama Customs that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 following an audit. The total amount of such assessments is 1.7 billion Japanese yen ($20.7 million as of September 30, 2010), net of any recovery of consumption taxes. The basis for such additional assessment is different from, and unrelated to, the issues that are being litigated in the current litigation with the Ministry of Finance. Following our review of the assessments and after consulting with our legal and customs advisors, we strongly believe that the additional assessments are improper and are not supported by any legal or factual basis.  Yokohama Customs rejected letters of protest, which we filed in November 2009 and March 2010.  We are continuing our protests and administrative appeals of the assessment through the Ministry of Finance and may also elect to pursue the matter through the court system in Japan.

Since October 2009, we have also been required to pay higher duties on all imports of the disputed products to Japan, which we are similarly disputing. Because we believe that the higher duties being assessed are improper, we expense the portion of the duties we believe is supported under applicable customs law and record additional payments totaling $7.2 million as of September 30, 2010, as a receivable in our consolidated financial statements.  We recently received notice that Yokohama Customs will be conducting an audit of the period November 2008 through September 2009.  We anticipate that Yokohama Customs will likely issue an additional assessment based on this audit. To the extent that we are unsuccessful in recovering all of these additional assessments, we will be required to take a corresponding charge to our earnings for relevant past imports and expense the full amount assessed on future imports. In the event we lose our litigation related to the original customs dispute, we may be required to reevaluate the likelihood of success in challenging these additional assessments.

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

Income Taxes.  We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of September 30, 2010, we had net deferred tax assets of approximately $48.0 million.  These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates.  In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

Our unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which we operate, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $7 million to $10 million. The amount of gross unrecognized tax benefits decreased by $16.0 million during the nine months ended September 30, 2010, due to the lapse in statute of limitations in certain foreign markets.  As a result of this decrease in gross unrecognized tax benefits, accrued interest and penalties decreased by $1.9 million during the nine months ended September 30, 2010.

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

   We have been implementing a product launch process that generally involves introducing a product in a market through a limited time offering that is often tied to a distributor event. The limited offering usually only lasts for a short period of time, but typically generates significant distributor activity and purchasing, which may result in a spike in sales during that period. We then launch the product for general sales two to three months following the limited time offering.

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

	As of September 30, 2010		As of September 30, 2009
Region:	Active	Executive	Active	Executive

North Asia	322,000	14,173	318,000	13,705
Americas	164,000	5,540	170,000	5,442
Greater China	118,000	7,781	105,000	6,705
South Asia/Pacific	80,000	3,776	71,000	2,791
Europe	99,000	3,535	90,000	3,184

Total	783,000	34,805	754,000	31,827

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States.  The local currency of each of our Subsidiaries’ primary markets is considered the functional currency.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Japan, any weakening of the yen negatively impacts reported revenue and profits, whereas a strengthening of the yen positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing, results of operation, cash flows or financial condition. However, based on current exchange rate levels, we currently anticipate that foreign currency fluctuations will have a positive impact on reported revenue in 2010.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. At September 30, 2010, the Company held mark-to-market forward contracts totaling 1.3 billion Japanese yen ($15.6 million as of September 30, 2010) to hedge its yen-denominated debt payments paid in October 2010.  At September 30, 2009, the Company did not hold any mark-to-market forward contracts.

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

(d) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us.  We continue to experience a high level of general inquiries regarding our company and complaints to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training to our distributors and restructuring our compliance group in Japan.  We have seen improvements in some prefectures, but not in others.  We have received warnings from consumer centers in certain prefectures raising concerns about our distributor training and number of general inquiries and complaints.  Although we are implementing additional steps to reinforce our distributor education and training in Japan to help address these concerns, we cannot be sure that such steps will be successful. In 2009, Japan implemented a national organization of consumer protection centers, which may increase scrutiny of our business and industry.

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

(h) There have been a series of third party actions and governmental actions involving some of our competitors in the direct selling industry. These actions have generated negative publicity for the industry and likely have resulted in increased regulatory scrutiny of other companies in the industry. In addition, Belgium authorities have alleged that we violated anti-pyramid regulations in that market. Adverse rulings in any of these cases could harm our business if they create adverse publicity or interpret laws in a manner inconsistent with our current business practices.

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

(k) Historically, most of our products have been imported from the United States into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. We may be subject to prospective or retrospective increases in duties on our products imported into our markets outside of the United States, which could adversely impact our results. As discussed above under the heading “Liquidity and Capital Resources,” we are currently appealing assessments of duties by Yokohama Customs in Japan.  In addition, we are currently required to pay duties in excess of what we believe are supported by applicable customs law, and we record the additional payment as a long-term asset.  If we are not able to resolve these assessments and ongoing duties, we could be required to take large charges to our earnings.

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

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of September 30, 2010.

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

ITEM 1A.                      RISK FACTORS

Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2009 fiscal year, subsequent Quarterly Reports on Form 10-Q, and Current Reports of Form 8-K for a detailed discussion of risks associated with our business.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 – 31, 2010	157,300		$ 26.25	157,300	$ 169.2
August 1 – 31, 2010	224,114		$ 27.25	223,900	$ 163.0
September 1 – 30, 2010	17,200		$ 25.92	17,200	$ 162.6
Total	398,614	(2)

(1)
In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions.  Our board has from time to time increased the amount authorized under the plan and in June 2010 increased the amount by $150.0 million. Approximately $485.0 million is currently authorized under the plan.   As of September 30, 2010, $162.6 million was available for repurchases under the stock repurchase program.  There has been no termination or expiration of the plan since the initial date of approval.

(2)
We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market.  These shares were awarded or acquired in connection with our initial public offering in 1996.  Of the shares listed in this column, 214 relate to repurchases from such employees and distributors at an average price per share of $29.05.

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

November 8, 2010

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)