Form 10-K
period 2010-12-31
NU SKIN ENTERPRISES INC
filed 2011-02-23
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☑

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.2 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock, other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of February 1, 2011, 61,821,041 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end are incorporated by reference in Part III of this report.

TABLE OF CONTENTS
PART I		-1-
ITEM 1.	BUSINESS	-1-
	Overview	-1-
	Our Difference Demonstrated	-2-
	Our Product Categories	-3-
	Sourcing and Production	-6-
	Research and Development	-7-
	Intellectual Property	-7-
	Geographic Sales Regions	-8-
	Distribution	-12-
	Our Culture	-15-
	Competition	-16-
	Government Regulation	-16-
	Employees	-21-
	Available Information	-21-
	Executive Officers	-21-
ITEM 1A.	RISK FACTORS	-23-
ITEM 1B.	UNRESOLVED STAFF COMMENTS	-42-
ITEM 2.	PROPERTIES	-42-
ITEM 3.	LEGAL PROCEEDINGS	-43-
ITEM 4.	[REMOVED AND RESERVED]	-44-
PART II		-45-
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	-45-
ITEM 6.	SELECTED FINANCIAL DATA	-48-
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	-49-
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	-70-
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-71-
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	-103-
ITEM 9A.	CONTROLS AND PROCEDURES	-103-
ITEM 9B.	OTHER INFORMATION	-104-
PART III		-104-
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE	-104-
ITEM 11.	EXECUTIVE COMPENSATION	-104-
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	-104-
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	-104-
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	-104-
PART IV		-104-
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	-104-
SIGNATURES		-112-

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION,” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE “EXCHANGE ACT”). WHEN USED IN THIS REPORT, THE WORDS OR PHRASES “WILL LIKELY RESULT,” “EXPECT,” “INTEND,” “WILL CONTINUE,” “ANTICIPATE,” “ESTIMATE,” “PROJECT,” “BELIEVE” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE EXCHANGE ACT. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, GROWTH STRATEGIES, NEW PRODUCTS AND INITIATIVES, FUTURE OPERATIONS AND OPERATING RESULTS, AND FUTURE BUSINESS AND MARKET OPPORTUNITIES. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO OUR BUSINESS, SEE “ITEM 1A – RISK FACTORS” BEGINNING ON PAGE 22.

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

PART I

ITEM 1.                 BUSINESS

Overview

We are a leading, global direct selling company with operations in 51 markets worldwide.  We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex brands, respectively.  We strive to secure competitive advantages in four key areas: our people, our products, the culture we promote, and the business opportunities we offer.  In 2010, our 26th year of operations, we posted record revenue of $1.5 billion.

As of December 31, 2010, we had a global network of approximately 800,000 active distributors.  Approximately 36,000 of our distributors were qualified sales leaders we refer to as “executive distributors.”  Our executive distributors play a critical leadership role in the growth and development of our business.

Approximately 86% of our 2010 revenue came from our markets outside of the United States.  While we have become more geographically diverse over the past decade, Japan, our largest revenue market, accounted for approximately 31% of our 2010 total revenue.  Due to the size of our foreign operations, our results are often impacted by foreign currency fluctuations, particularly fluctuations in the Japanese yen.  In addition, our results are impacted by global economic, political, demographic and business trends and conditions.

Our business is subject to various laws and regulations globally, particularly with respect to our product categories as well as our direct selling distribution channel, sometimes referred to as “network marketing” or “multi-level marketing.”  Accordingly, we face certain risks, including risks associated with potential improper activities of our distributors or any inability to obtain necessary product registrations.

Our difference demonstrated

We strive to maintain a competitive advantage in four key areas: our people, our products, our culture, and our opportunity.

Our people—A global network of approximately 800,000 active distributors in 51 countries. We distribute all of our products exclusively through our distributors as opposed to traditional distribution channels such as retail stores or mail order catalogs. Consequently, our most significant asset is our extensive global network of distributors who enable us to introduce products and penetrate new markets with little upfront promotional expense. We believe our competitive sales compensation plan for our distributors has helped us to attract and develop a strong group of distributor leaders who play a critical role in building, motivating and training our extensive distributor network.

Our products—Science-based, proprietary anti-aging skin care and nutritional products. We believe our innovative approach to product development provides us with a competitive advantage in the anti-aging and direct selling markets. Over the last two years, we have successfully introduced a suite of innovative ageLOC anti-aging products including the ageLOC Transformation daily skin care system, ageLOC Edition Galvanic Spa System II and ageLOC Vitality nutritional supplement, and we are currently developing additional ageLOC anti-aging products for the future. These products are designed to positively influence the expression of genes that we believe play a critical role in the aging process.  We believe that our in-house research expertise and our research collaborations uniquely position and enable us to continue to introduce innovative and proprietary anti-aging products in skin care and nutrition.

Our culture—Improving lives. Our mission statement encourages our people to be a “force for good” by improving lives through the use of both our products and business opportunities and promotes a humanitarian culture. We encourage our distributors, customers and employees to become involved in humanitarian efforts, the most significant of which are our Nourish the Children initiative, which provides our distributors the ability to donate meals to starving children, and our Force for Good Foundation, which supports charitable causes that benefit children. We believe that people are attracted to organizations that focus on more than just financial incentives.

Our opportunity—Global business opportunity. We believe our distributor compensation plan provides our distributors with the incentive to establish a sales organization and customer base in any country where we conduct business. We believe that we were the first major direct selling company to enable sales leaders to develop an international business and receive commissions on global sales volume in their home market. We believe our compensation plan, which pays approximately 42% of our product sales in commissions, is among the most generous compensation plans in the direct selling industry. We believe the high payout of our compensation plan enables sales leaders the opportunity to reach significant income levels and provides us with a competitive advantage in attracting and developing highly capable, motivated sales leaders.

Our product categories

We have two primary product categories, each operating under its own brand.  We market our premium-quality personal care products under the Nu Skin brand and our science-based nutritional supplements under the Pharmanex brand.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin, Pharmanex, and other products and services for the years ended December 31, 2008, 2009, and 2010.  This table should be read in conjunction with the information presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.

Revenue by product category
(U.S. dollars in millions)(1)

	Year Ended December 31,
Product Category	2008		2009		2010

Nu Skin	$633.4	50.8%	$752.7	56.5%	$913.8	59.4%

Pharmanex	597.7	47.9	565.6	42.5	612.2	39.8

Other	16.5	1.3	12.8	1.0	11.3	0.8

	$1,247.6	100.0%	$1,331.1	100.0%	$1,537.3	100.0%

(1)
In 2010, 86% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates.  Foreign currency fluctuations positively impacted reported revenue by approximately 5% in 2010 compared to 2009.  Foreign currency fluctuations had no material impact on reported revenue in 2009 compared to 2008.

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

Our ageLOC anti-aging skin care products are designed to target both the signs and the ultimate sources of aging.  Research for our ageLOC platform has identified and targeted what we call Youth Gene Clusters, functional groups of genes that regulate how we appear to age.  We incorporate this research into ageLOC products that have been demonstrated to support and reset Youth Gene Clusters to function in more youthful patterns of activity.  Our ageLOC products provide both corrective and preventative benefits in preserving youth and in reducing the signs of aging. In 2010, we launched our ageLOC Transformation skin care system in most of our markets globally, following a successful limited offering in the fourth quarter of 2009 at our global convention.

Another innovative product that positively impacted our revenue growth over the past five years is the Galvanic Spa System. The Galvanic Spa instrument emits a very mild electrical current. When the Galvanic Spa System is used to apply products that carry either positively or negatively charged active ingredients, product efficacy improves dramatically. The Galvanic Spa System is an ideal direct selling product because our distributors can demonstrate its benefits.  This helps them to recruit new customers and distributors.  Our Galvanic Spa System, Galvanic Spa Gels, and associated products accounted for approximately 15% of our total revenue and 27% of Nu Skin revenue in 2010.  In 2010, we launched an ageLOC Edition Galvanic Spa System II to capitalize on enthusiasm for ageLOC generally in most of our markets except South Korea. This newest system is more user-friendly and improves the amount of ingredients delivered to the skin.  We plan to introduce this improved ageLOC Edition Galvanic Spa System II in South Korea in the first quarter of 2011.

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
ageLOC Transformation Nu Skin 180º Anti-Aging Skin Therapy System Nu Skin Tri-Phasic White Nutricentials Nu Skin Clear Action Acne Medication System

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

Baobab Body Butter
Sole Solution Foot Treatment
Calming Touch Soothing Skin Cream
Glacial Marine Mud
IceDancer Invigorating Leg Gel
Everglide Foaming Shave Gel
Ava puhi moni Shampoo
Epoch Baby Hibiscus Hair & Body Wash

Pharmanex.  We market a variety of anti-aging nutritional products under our Pharmanex brand.  Direct selling has proven to be an extremely effective method of marketing our high-quality nutritional supplements because our distributors can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings.  LifePak, our flagship line of micronutrient supplements, accounted for 16% of our total revenue and 37% of Pharmanex revenue in 2010.  We introduced ageLOC Vitality, our first ageLOC nutritional product designed to address the internal sources of aging, in Japan, the United States, Canada, and our markets in Europe and Latin America during the second half of 2010. We plan to fully launch ageLOC Vitality in these markets during the first quarter of 2011.

Our strategy for our nutritional supplement business is to continue to introduce innovative, substantiated anti-aging products based on extensive research and development and quality manufacturing. We are currently developing additional ageLOC anti-aging supplements, including a new product that we plan to introduce at our global convention in the fourth quarter of 2011 and rollout to our markets beginning in the fourth quarter of 2011 and throughout 2012.

The following table summarizes our Pharmanex product line by category:

Category	Description	Selected products
Nutritionals	Pharmanex nutritional products supply a broad spectrum of micronutrients that our bodies need as a foundation for a lifetime of optimal health.	LifePak family of products g3 juice

Solutions	Our targeted solutions supplements contain standardized levels of botanical and other active ingredients that are formulated for consumers to meet the demands of everyday life.	ageLOC Vitality Tegreen 97 ReishiMax GLp MarineOmega Cholestin CordyMax Cs-4 Cortitrol Detox Formula Eye Formula

Weight Management	Our weight management products include supplements as well as meal replacement shakes.	The Right Approach (TRA) weight management system MyVictory! weight management program

Vitameal	A highly nutritious meal that can be purchased and donated through our Nourish the Children initiative to feed starving children or purchased for personal food storage.	Vitameal

Other.  We also offer a limited number of other products and services, including digital content storage, water purifiers and other household products.  We have also integrated technology into other areas of our business and offer advanced tools and services that help distributors establish an online presence and manage their business.  These “other” categories of products represented only a small percentage of our revenue in 2010 and will not likely be an area of focus in the next few years.

Sourcing and Production

Nu Skin.  In order to maintain high product quality, we acquire our ingredients and contract production of our proprietary products from suppliers and manufacturers that we believe are reliable, reputable and deliver high quality materials and service.  Our ageLOC Edition Galvanic Spa System II is procured from a single vendor who owns certain patent rights associated with such product.  We believe our agreements with this vendor are sufficiently long-term and exclusive.  However, to continue offering this product category following any termination of our relationship with this vendor, we would need to develop a new galvanic unit and source it from another supplier.  We also acquire ingredients and products from one other supplier that currently manufactures products representing approximately 30% of our Nu Skin personal care revenue in 2010.  We maintain a good relationship with our suppliers and do not anticipate that either party will terminate the relationship in the near term.  We also have ongoing relationships with secondary and tertiary suppliers.  Please refer to “Risk Factors—The loss of suppliers or shortages in ingredients could harm our business” for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

We also operate a production facility in Shanghai, where we currently manufacture our personal care products sold in China, as well as a small portion of product exported to select other markets. We believe that if the need arose, this plant could be expanded or other facilities could be built in China to produce larger amounts of inventory for export or as a back up to our existing supply chain.

Pharmanex.  Substantially all of our Pharmanex nutritional supplements and ingredients, including LifePak, are produced or provided by third-party suppliers and manufacturers.  We rely on two partners for the majority of our Pharmanex products, one of which supplies products that represent approximately 52% of our nutritional supplement revenue while the other supplier manufactures products that represent approximately 14% of our nutritional supplement revenue in 2010.  In the event we become unable to source any products or ingredients from these suppliers or from other current vendors, we believe that we would be able to produce or replace those products or substitute ingredients without great difficulty or significant increases to our cost of goods sold.  Please refer to “Risk Factors—The loss of suppliers or shortages in ingredients could harm our business” for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.

We also operate a facility in Zhejiang Province, China, where we produce some of our Pharmanex nutritional supplements for sale in China and herbal extracts used to produce Tegreen 97, ReishiMax GLp and other products sold globally.

Research and Development

We continually invest in our research and development capabilities.  Our research and development expenditures were $9.6 million, $10.4 million and $12.4 million in 2008, 2009 and 2010, respectively.  These amounts do not include salary and overhead expenses for our internal research and development activities.  Because of our commitment to product innovation, we plan to continue to commit resources to research and development in the future.  As we invest in our ageLOC platform of products, we expect to increase our research and development expenditures.

The Nu Skin Center for Anti-Aging Research, our primary research and testing laboratory located adjacent to our office complex in Provo, Utah, houses both Pharmanex and Nu Skin research facilities and professional and technical personnel.  We are currently in the design phase of building a state-of-the-art innovation center adjacent to our corporate headquarters, a portion of which will be dedicated to research and development.  We also maintain research facilities in China.  Much of our Pharmanex research is conducted in China, where we benefit from a well-educated, low-cost, scientific labor pool that enables us to conduct research at a much lower cost than would be possible in the United States.

We have joint research projects with numerous independent scientists, including a scientific advisory board comprised of recognized authorities in disciplines related to our nutritional and personal care product categories. We also fund and collaborate on basic research projects with researchers from prominent universities and research institutions in the United States, Europe and Asia, whose staffs include scientists with basic research expertise in natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies.

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

Geographic Sales Regions

We currently sell and distribute our products in 51 markets.  We have segregated our markets into five geographic regions:  North Asia, Greater China, Americas, South Asia/Pacific and Europe.  The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
(U.S. dollars in millions)	2008		2009		2010

North Asia	$594.5	48%	$606.1	45%	$686.1	45%
Greater China	210.0	17	210.4	16	268.2	17
Americas	223.9	18	260.9	20	250.0	16
South Asia/Pacific	107.6	8	120.1	9	182.8	12
Europe	111.6	9	133.6	10	150.2	10
	$1,247.6	100%	$1,331.1	100%	$1,537.3	100%

Additional comparative revenue and related financial information is presented in the tables captioned “Segment Information” in Note 17 to our Consolidated Financial Statements.  The information from these tables is incorporated by reference in this Report.

Set forth below is information regarding the key markets in our geographic regions. The information includes information about the introduction and launch of key new products. With the launch of ageLOC Transformation, we implemented a product launch process that has been refined in our South Korea market. This process generally involves introducing the product in a market through an initial limited offering that is often tied to a distributor event. The limited offering typically generates significant distributor activity and a high level of distributor purchasing. This generally results in a higher than normal increase in revenue during the quarter of the limited offering. We typically launch the product for general sales a few months following the limited offering. Information regarding product launches below refers to the launch of the product for general sales and not to the limited offering used to introduce the product. Reference to introduction of a product refers to the limited offering.

North Asia.  The following table provides information on each of the markets in the North Asia region, including the year we commenced operations in the market, 2010 revenue, and the percentage of our total 2010 revenue for each market:

(U.S. dollars in millions)	Year Opened	2010 Revenue	Percentage of 2010 Revenue

Japan	1993	$471.4	31%
South Korea	1996	$214.7	14%

Japan is our largest market and accounted for approximately 31% of total revenue in 2010. We market most of our Nu Skin and Pharmanex products in Japan, along with a limited number of other offerings.  In addition, all product categories offer a limited number of locally developed products sold exclusively in our Japanese market. In the first quarter of 2010, we launched our ageLOC Future Serum in Japan, following a limited offering in the fourth quarter of 2009.  During the fourth quarter of 2009, we also introduced our ageLOC Edition Galvanic Spa System II.  We launched the full ageLOC Transformation skin care system in Japan in the second quarter of 2010. In the third quarter of 2010, we introduced ageLOC Vitality, our first ageLOC nutritional product designed to address the internal sources of aging, through a limited offering in Japan. We plan to fully launch ageLOC Vitality in Japan during the first quarter of 2011. We currently plan to introduce additional ageLOC anti-aging nutritional products in connection with our global convention during the fourth quarter of 2011.

The direct selling environment in Japan continues to be difficult as the industry has been on the decline for several years and regulatory and media scrutiny have increased.  Please refer to “Business – Government Regulation” and “Risk Factors” for a discussion of risks and uncertainties associated with challenges in the Japan market.

In South Korea, we offer most of our Nu Skin and Pharmanex products, along with a limited number of other offerings. In the second quarter of 2010, we launched the ageLOC Transformation skin care system, following a very successful limited offering in the first quarter of 2010. We currently plan to introduce the ageLOC Edition Galvanic Spa System II in South Korea in the first quarter of 2011, followed by the introduction of additional ageLOC anti-aging products in connection with our global convention during the fourth quarter of 2011.

Greater China.  The following table provides information on each of the markets in the Greater China region, including the year we commenced operations in the market, 2010 revenue, and the percentage of our total 2010 revenue for each market:

(U.S. dollars in millions)	Year Opened	2010 Revenue	Percentage of 2010 Revenue

Taiwan	1992	$107.1	7%
China	2003	$91.4	6%
Hong Kong	1991	$69.7	4%

Our Hong Kong and Taiwan markets operate using our global direct selling business model and global compensation plan.  We offer a robust product offering of the majority of our Nu Skin and Pharmanex products and limited other products and services in Hong Kong and Taiwan, although one of our flagship Nu Skin products, the Galvanic Spa System is not approved for sale in Taiwan. Approximately 50% of our revenue in these markets comes from orders through our monthly product subscription program, which has led to improved retention of customers and distributors and has helped streamline the ordering process.

In China, we sell many of our Nu Skin products and a locally produced value line of personal care products under the Scion brand name.  We also sell a select number of Pharmanex products, including our number one nutritional product, LifePak.

We currently are unable to operate under our global direct selling business model in China as a result of regulatory restrictions on direct selling activities in this market. Consequently, we have developed a hybrid business model that utilizes retail stores with an employed sales force and contractual sales promoters to sell products through fixed locations, which we supplement with a direct sales opportunity in those locations where we have obtained a direct sales license. We continue to operate our retail store/employed sales representative model because we believe it provides us with more flexibility in the manner in which we can operate throughout China and compensate our sales representatives given the restrictions in the direct selling regulations. We rely on our sales force to market and sell products at the various retail locations supported by only minimal advertising and traditional promotional efforts. Our sales employees may also refer individuals to us for employment as sales representatives or contractual sales promoters. Our retail model in China is largely based upon our ability to attract customers to our retail stores through our sales force, to educate them about our products through frequent training meetings, and to obtain repeat purchases.

We also continue to implement a direct sales opportunity that allows us to engage independent direct sellers who can sell products away from our retail stores. We have received licenses and approvals to engage in direct selling activities in the municipalities of Beijing, Shanghai, Shenzhen and four cities in the Guangdong province, and we continue to work to obtain the necessary approvals in other locations in China. The direct selling licenses allow us to engage an entry-level, non-employee sales force that can sell products away from fixed retail locations. Our current direct sales model is structured in a manner that we believe is complementary to our existing retail sales model.

We introduced our ageLOC Edition Galvanic Spa System II in our Greater China markets, excluding Taiwan, in the fourth quarter of 2009. In connection with our Greater China regional convention in the second quarter of 2010, we introduced our ageLOC Transformation skin care system in Taiwan and Hong Kong. We currently plan to introduce our ageLOC Transformation skin care system in Mainland China as soon as we obtain necessary regulatory approvals. We also currently plan to introduce ageLOC anti-aging nutritional products in connection with our global convention during the fourth quarter of 2011, followed by a full launch of the products in 2012.

Americas.  The following table provides information on each of the markets in the Americas region, including the year we commenced operations in the market, 2010 revenue, and the percentage of our total 2010 revenue for each market:

(U.S. dollars in millions)	Year Opened	2010 Revenue	Percentage of 2010 Revenue

United States	1984	$212.1	14%
Canada	1990	$23.9	1%
Latin America(1)	1994	$14.0	1%

(1)	Latin America includes Colombia, Costa Rica, El Salvador, Guatemala, Honduras, Mexico and Venezuela.

Substantially all of our Nu Skin and Pharmanex products, as well as limited other products and services, are available for sale in the United States.  In the first quarter of 2010, we launched our ageLOC Transformation skin care system in the United States, following a successful limited offering in the fourth quarter of 2009 at our global convention. During the first quarter of 2010, we also launched our ageLOC Edition Galvanic Spa System II. In the third quarter of 2010, we introduced ageLOC Vitality, our first ageLOC nutritional product designed to address the internal sources of aging, through a limited offering in the United States. We plan to fully launch ageLOC Vitality in the United States beginning in the first quarter of 2011. We currently plan to introduce additional ageLOC anti-aging nutritional products in connection with our global convention during the fourth quarter of 2011.

South Asia/Pacific.  The following table provides information on each of the markets in the South Asia/Pacific region, including the year opened, 2010 revenue, and the percentage of our total 2010 revenue for each market:

(U.S. dollars in millions)	Year Opened	2010 Revenue	Percentage of 2010 Revenue

Singapore/Malaysia/Brunei	2000/2001/2004	$76.8	5%
Thailand	1997	$56.7	4%
Australia/New Zealand	1993	$21.7	1%
Indonesia	2005	$15.5	1%
Philippines	1998	$12.1	1%

The South Asia/Pacific region was our fastest growing region in 2010, with a 39% increase in constant currency revenue. We offer a majority of our Pharmanex and Nu Skin products in the South Asia/Pacific region. In the third quarter of 2010, we launched the ageLOC Transformation skin care system, following limited offerings during the first half of 2010. In 2010, we also launched our ageLOC Edition Galvanic Spa System II. We currently plan to introduce ageLOC anti-aging nutritional products in connection with our global convention during the fourth quarter of 2011, followed by a full launch of the products in 2012.  Our TRA weight management products also continue to contribute to our strong growth in this region.

Europe.  The following table provides information on our Europe region, including the year we commenced operations in the market, 2010 revenue, and the percentage of our total 2010 revenue:

(U.S. dollars in millions)	Year Opened	2010 Revenue	Percentage of 2010 Revenue

Europe region(1)	1995	$150.2	10%

(1)  Europe region includes Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Iceland, Israel, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine and the United Kingdom.

We currently operate and offer a full range of Nu Skin and Pharmanex products in 27 countries throughout Northern, Eastern and Central Europe as well as in Israel and South Africa. Various products and distributor tools have contributed to Europe’s recent success, including the Galvanic Spa System II, the Pharmanex BioPhotonic Scanner, and g3. In the first quarter of 2010, we launched the ageLOC Transformation skin care system, following a limited offering in the fourth quarter of 2009. In the first quarter of 2010, we also launched our ageLOC Edition Galvanic Spa System II. In connection with our Europe regional convention in the fourth quarter of 2010, we introduced ageLOC Vitality, our first ageLOC nutritional product designed to address the internal sources of aging, through a limited offering. We plan to fully launch ageLOC Vitality in most of our markets in Europe beginning in the first quarter of 2011. We currently plan to introduce additional ageLOC anti-aging nutritional products in connection with our global convention during the fourth quarter of 2011.

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

We believe network marketing is an effective vehicle to distribute our products because:

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

“Executive distributors” under our global compensation plan must achieve and maintain specified personal and group sales volumes each month.  Once an individual becomes an executive distributor, he or she can begin to take advantage of the benefits of commission payments on personal and group sales volume.  As a result of direct selling restrictions in China, we have implemented a hybrid business model utilizing sales employees and contractual sales promoters in our retail stores in addition to direct sellers.  (See the discussion on China in “Business – Geographic Sales Regions.”)

Our revenue is highly dependent upon the number and productivity of our distributors.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of distributors.  As of December 31, 2010, we had a global network of approximately 800,000 active distributors.  Approximately 36,000 of our distributors were executive distributors.  Our number of active distributors has historically fluctuated from year to year based on various factors, including our business model transition in China, efforts to train and discipline distributors in Japan and changes in promotions. As of each of the dates indicated below, we had the following number of active and executive distributors in the referenced regions:

Total Number of Active and Executive Distributors by Region

	As of December 31, 2008		As of December 31, 2009		As of December 31, 2010
	Active	Executive	Active	Executive	Active	Executive

North Asia	326,000	13,937	319,000	14,144	329,000	14,687
Greater China	115,000	6,323	106,000	6,938	118,000	8,015
Americas	171,000	4,876	171,000	5,522	161,000	5,305
South Asia/Pacific	66,000	2,541	71,000	2,950	84,000	3,930
Europe	83,000	2,911	94,000	3,385	107,000	3,739
Total	761,000	30,588	761,000	32,939	799,000	35,676

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

From time to time, we make modifications and enhancements to our global compensation plan to help motivate distributors.  In 2008 and 2009, we implemented modifications to our compensation plan to improve commission payments early in the distributor lifecycle.  The results from these modifications have been positive.  We continue to evaluate further changes to our compensation plan to help increase distributor productivity and earnings potential.  In addition, we evaluate a limited number of distributor requests on a monthly basis for exceptions to the terms and conditions of the global compensation plan, including volume requirements.  While our general policy is to discourage exceptions, we believe that the flexibility to grant exceptions is critical in retaining distributor loyalty and dedication and we make exceptions in limited cases as necessary.

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

Payments.  Distributors generally pay for products prior to shipment.  Accordingly, we carry minimal accounts receivable from distributors.  Distributors typically pay for products in cash, by wire transfer or by credit card.

Product Returns.  In order to provide a high level of consumer-protection, we offer a generous return policy. While our operations and applicable regulations vary somewhat from country to country, we generally follow a uniform procedure for product returns. For 30 days from the date of purchase, our product return policy generally allows a retail customer to return any Nu Skin or Pharmanex product to us directly or to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the end user’s return privilege is at the discretion of the distributor. Our distributors can generally return unused products directly to us for a 90% refund for one year. Through 2010, our experience with actual product returns averaged less than 5% of annual revenue.

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

Distributors must represent to us that their receipt of commissions is based on retail sales and substantial personal sales efforts.  We must also monitor sales aids used by distributors to help ensure they comply with applicable laws and regulations.  Distributors may not use any form of media advertising to promote products.  Products may be promoted only by personal contact or by literature that we produce or approve.

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

Our Culture

From our inception over 26 years ago, Nu Skin Enterprises' mission has been to improve people's lives—through our quality products, our rewarding business opportunities and by promoting an uplifting and enriching culture.  Our mission statement encourages people to be a “force for good” in the world around them.  Our culture unites our distributors, customers and employees in innovative humanitarian efforts, the most significant of which are our Nourish the Children initiative that provides our distributors the ability to donate meals to starving children, and our Force for Good Foundation that supports many charitable causes that benefit children.  In short, we believe that people are attracted to organizations that focus on more than just financial incentives.  We encourage our distributors and our employees to live each day with an understanding that together we have the opportunity to make the world a better place.

Nourish the Children.  In 2002, we introduced an innovative humanitarian initiative, Nourish the Children, which applies the power of our distribution network to help address the problem of hunger and malnutrition.  We sell a highly nutritious meal replacement product under the brand, “VitaMeal,” and encourage our distributors, customers and employees to purchase VitaMeal and donate their purchase to charitable organizations that specialize in distributing food to alleviate famine and poverty.  Distributors earn commissions on sales of Vitameal to distributors in their downline and their customers. For every eight packages of VitaMeal purchased and donated, we donate an additional package.  Since 2002, our distributors, customers and employees have joined together to donate more than 210 million meals to malnourished children in various locations throughout the world.

Force for Good Foundation.  The original Force for Good campaign was introduced in conjunction with the Nu Skin Epoch product line in 1996. This unique brand of skin and hair care products was developed in partnership with the world's leading ethnobotanists.  A donation of 25 cents from the sale of each Epoch product was directed to preserve the environments, languages, lifestyles, and traditions of indigenous people around the world.  Today, the Force for Good Foundation provides support for charitable efforts throughout the globe, with a special emphasis on addressing the humanitarian needs of children.  Charitable projects supported by the Force for Good Foundation, us, our employees, and our distributors include helping to provide crucial heart surgeries for children in Southeast Asia and China, supporting schools for children in need, helping farmers in Malawi be trained to grow more crops to better support the needs of their families, and other projects.

Competition

Direct Selling Companies.  We compete with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition and financial resources than we do.  The leading direct selling companies in our existing markets are Avon, Alticor (Amway) and Herbalife.  We compete for new distributors on the strength of our multiple business opportunities, product offerings, global compensation plan, management, and our international operations.  In order to successfully compete in this market and attract and retain distributors, we must maintain the attractiveness of our business opportunities to our distributors.

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

Government Regulation

Direct Selling Activities.  Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries.  Laws and regulations in Japan, South Korea and China are particularly restrictive and difficult.  These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high-pressure recruiting methods and/or do not involve legitimate products.  The laws and regulations in our current markets often:

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

We continue to experience heightened regulatory and media scrutiny of the direct selling industry in Japan.  Several direct sellers in Japan have been penalized for actions of distributors that violated applicable regulations, including one prominent international direct selling company that was suspended from sponsoring activities for three months in 2008, and another large Japanese direct selling company that was suspended from sponsoring activities for six months in 2009. In addition, some Japanese lawmakers have experienced increased political pressure to discontinue supporting the direct selling industry.

We also continue to experience a high level of general inquiries regarding our business and complaints to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training to distributors, and restructuring our compliance group in Japan. We have seen improvements in some prefectures, but not in others. We have received warnings from consumer centers in certain prefectures raising concerns about our distributor training and number of general inquiries and complaints.  Although we are implementing additional steps to reinforce our distributor education and training in Japan to help address these concerns, we cannot be sure that such steps will be successful. If consumer complaints and inquiries escalate to a government review or if the current level of complaints and inquiries does not improve, there is an increased likelihood that regulators could take action against us, including a suspension of our sponsoring activities, or we could receive negative media attention, either of which could harm our business. In 2009, Japan implemented a national organization of consumer protection centers, which appears to have resulted in a further increase in the scrutiny of our business and industry.

As a result of restrictions in China on direct selling activities, we have implemented a retail store model utilizing an employed sales force and contractual sales promoters, and we are currently integrating direct selling in our business model in this market pursuant to applicable direct selling regulations. The regulatory environment in China remains complex.  China’s direct selling and anti-pyramiding regulations are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation. Our operations in China have attracted significant regulatory and media scrutiny since we expanded our operations there in January 2003. Regulations are subject to discretionary interpretation by municipal and provincial level regulators as well as local customs and practices. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clarity in the rules regarding direct selling activities and differences in customs and practices in each location.

Because of the Chinese government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies. At times, investigations and related actions by government regulators have impeded our ability to conduct business in certain locations, and have resulted in a few cases where we have paid substantial fines.  In each of these cases, we have been allowed to recommence operations after the government’s investigation, and no material changes to our business model were required in connection with these fines and impediments. Please refer to “Risk Factors” for more information on the regulatory risks associated with our business in China.

The regulatory environment with respect to direct selling in China remains fluid and the process for obtaining the necessary governmental approvals to conduct direct selling continues to evolve.  The regulations and processes in some circumstances have been interpreted differently by different governmental authorities.   In order to expand our direct selling model into additional provinces we currently must obtain a series of approvals from the Departments of Commerce in such provinces, the Shanghai Department of Commerce (our supervisory authority), as well as the Departments of Commerce in each city and district in which we plan to operate.  We also are required to obtain the approval of the State Ministry of Commerce, which is the national governmental authority overseeing direct selling.  In addition, regulators are acting cautiously as they monitor the roll-out of direct selling, which has made the approval process take longer than we anticipated.  Please refer to “Risk Factors” for more information on the risks associated with our planned expansion of direct selling in China.

Regulation of Our Products.  Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities, including the Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the Department of Agriculture, State Attorneys General and other state regulatory agencies in the United States, and the Ministry of Health, Labor and Welfare in Japan and similar government agencies in each market in which we operate.

Our personal care products are subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter drug. In the United States, regulation of cosmetics are under the jurisdiction of the FDA.  The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.”  Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. A product’s intended use can be inferred from marketing or product claims.  The other markets in which we operate have similar regulations.  In Japan, the Ministry of Health, Labor and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan.  In Taiwan, all “medicated” cosmetic products require registration.  In China, personal care products are placed into one of two categories, “general” and “drug.”  Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies.  The product registration process in China for these products can take from nine to more than 18 months or longer.  Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.  The sale of cosmetic products is regulated in the European Union under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

Our Pharmanex products are subject to various regulations promulgated by government agencies in the markets in which we operate.  In the United States, we generally market our nutritional products as conventional foods or dietary supplements.  The FDA has jurisdiction over this regulatory area.  Because these products are regulated under the Dietary Supplement and Health Education Act, we are generally not required to obtain regulatory approval prior to introducing a product into the United States market.  None of this infringes, however, upon the FDA’s power to remove from the market any product it determines to be unsafe or an unapproved drug.  In our foreign markets, the products are generally regulated by similar government agencies, such as the Japan Ministry of Health, Labor and Welfare, the South Korea Food and Drug Administration, and the Taiwan Department of Health. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes.  In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products.  China has some of the most restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory and clinical analysis by governmental authorities, and the product registration process for these products can take from nine to more than 18 months or longer.  We market both “health foods” and “general foods” in China.  Our flagship product, LifePak, is currently marketed as a general food, as only two of the three main capsules have received “health food” classification.  Currently, “general foods” is not an approved category for direct selling; therefore, we will only market LifePak through our retail stores until final “health food” classification for LifePak is obtained for the other capsule.  Additionally, there is some risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification.  If government officials feel our categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in China in their current form.

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

Effective June 2008, the FDA established regulations to require current good manufacturing practices (cGMP) for dietary supplements.  The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products.  The regulations also include requirements for record keeping and handling consumer product complaints.  If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded.  Our business is subject to additional FDA regulations, such as those implementing an adverse event reporting system (“AER’s”) effective December 2007, which requires us to document and track adverse events and report serious adverse events, which are events involving hospitalization or death, associated with consumers’ use of our products.  Compliance with these regulations has increased and may further increase the cost of manufacturing and selling certain of our products as we work with our vendors to assure they are in compliance.

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

To date, we have not experienced any difficulty maintaining our import licenses.  However, due to the varied regulations governing the manufacture and sale of nutritional products in the various markets, we have found it necessary to reformulate many of our products or develop new products in order to comply with such local requirements.  In the United States, we are also subject to a consent decree with the FTC and various state regulatory agencies arising out of investigations that occurred in the early 1990s of certain alleged unsubstantiated product and earnings claims made by our distributors.  The consent decree requires us to, among other things, supplement our procedures to enforce our policies, not allow our distributors to make earnings representations without making certain average earnings disclosures, and not allow our distributors to make unsubstantiated product claims.  Compliance with the anti terrorism regulations of the United States has caused some delays in customs but these situations have been resolved by working with the United States customs officials and training our vendors and market staff in the guidelines. Effective December 1, 2009, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, that restrict marketing to those results obtained by a “typical” consumer and require disclosure of any material connections between an endorser and the company or products they are endorsing.

Our Pharmanex BioPhotonic Scanner and our Galvanic Spa System are technologically advanced business tools designed to help our distributors effectively market our Nu Skin and Pharmanex products.  These tools are subject to the regulations of various health, consumer protection and other governmental authorities around the world.  These regulations vary from market to market and affect whether our business tools are required to be registered as medical devices, the claims that can be made with respect to these tools, who can use them, and where they can be used.  We have been subject to regulatory inquiries in the United States, Japan, and other countries with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device.  Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product.  For example, in Indonesia, Thailand, Taiwan and Colombia we are not able to market the Galvanic Spa System without registering it as a medical device.  We are also subject to regulatory constraints on the claims that can be made with respect to the use of our business tools.

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

Employees

As of December 31, 2010, we had approximately 3,400 full- and part-time employees worldwide. This does not include approximately 1,654 individuals who were employed as sales representatives in our China operations. None of our employees are represented by a union or other collective bargaining group, except in China and a small number of employees in Japan.  We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

Available Information

Our Internet address is www.nuskinenterprises.com.  We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers

Our executive officers as of February 1, 2011, are as follows:

Name	Age	Position
Blake Roney	52	Chairman of the Board
Truman Hunt	51	President and Chief Executive Officer
Ritch Wood	45	Chief Financial Officer
Joe Chang	58	Chief Scientific Officer and Executive Vice President, Product Development
Dan Chard	46	President, Global Sales and Operations
Scott Schwerdt	53	President, Americas, Europe and South Pacific
Matthew Dorny	47	General Counsel and Secretary

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

Ritch Wood has served as our Chief Financial Officer since November 2002.  Prior to this appointment, Mr. Wood served as Vice President, Finance from July 2002 to November 2002 and Vice President, New Market Development from June 2001 to July 2002.  Mr. Wood joined our company in 1993 and has served in various capacities.  Prior to joining us, he worked for the accounting firm of Grant Thornton LLP.  Mr. Wood earned a B.S. and a Master of Accountancy degrees from Brigham Young University.

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

Global economic conditions continue to be challenging.  Although the economy appears to be recovering in some countries, it is not possible for us to predict the extent and timing of any improvement in global economic conditions.  Even with continued growth in many of our markets during this period, the economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors' ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

Currency exchange rate fluctuations could impact our financial results.

In 2010, approximately 86% of our sales occurred in markets outside of the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, particularly the Japanese yen which accounted for approximately 31% of our 2010 revenue, our reported revenue, gross profit and net income will likely be reduced. Foreign currency fluctuations, particularly with respect to the Japanese yen given the amount of yen denominated debt on our balance sheet, can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

Because our Japanese operations account for a significant part of our business, continued weakness in our business operations in Japan could harm our business.

Approximately 31% of our 2010 revenue was generated in Japan. We have experienced local currency revenue declines in Japan over the last several years and continue to face challenges in this market. These declines could continue or increase. Factors that could impact our results in the market include:

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

•
risks that the initiatives we have implemented in Japan, which are patterned after successful initiatives implemented in other markets, will not have the same level of success in Japan, may not generate renewed growth or increased productivity among our distributors, and may cost more or require more time to implement than we have anticipated;

•	inappropriate activities by our distributors and any resulting regulatory actions against us or our distributors;

•	improper practices of other direct selling companies or their distributors that increase regulatory and media scrutiny of our industry;

•	any weakness in the economy or consumer confidence; and

•	increased competitive pressures from other direct selling companies and their distributors who actively seek to solicit our distributors to join their businesses.

Heightened regulatory scrutiny of the direct selling industry in Japan could harm our business if we are not able to successfully limit the number of general inquiries and complaints regarding our business received by consumer protection centers.

We continue to experience heightened regulatory scrutiny of the direct selling industry in Japan. Several direct sellers in Japan have been penalized for actions of distributors that violated applicable regulations, including one prominent international direct selling company that was suspended from sponsoring activities for three months in 2008, and another large Japanese direct selling company that was suspended from sponsoring activities for six months in 2009. In addition, some Japanese lawmakers have experienced increased political pressure to discontinue supporting the direct selling industry.

We also continue to experience a high level of general inquiries and complaints to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training to distributors, and restructuring our compliance group in Japan. We have seen improvements in some prefectures, but not in others. We have received warnings from consumer centers in certain prefectures raising concerns about our distributor training and number of general inquiries and complaints.  Although we are implementing additional steps to reinforce our distributor education and training in Japan to help address these concerns, we cannot be sure that such steps will be successful. If consumer complaints and inquiries escalate to a government review or if the current level of complaints and inquiries does not improve, there is an increased likelihood that regulators could take action against us, including a suspension of our sponsoring activities, or we could receive negative media attention, either of which could harm our business. In 2009, Japan implemented a national organization of consumer protection centers, which appears to have resulted in a further increase in the scrutiny of our business and industry.

If we are unable to retain our existing distributors and recruit additional distributors, our revenue will not increase and may even decline.

We distribute almost all of our products through our distributors and we depend on them to generate virtually all of our revenue. Our distributors may terminate their services at any time, and, like most direct selling companies, we experience high turnover among distributors from year to year. Distributors who join to purchase our products for personal consumption or for short-term income goals frequently only stay with us for a short time. Executive distributors who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. As a result, in order to maintain sales and increase sales in the future, we need to increase our retention of existing distributors and continue to successfully recruit additional distributors. To increase our revenue, we must increase the number of and/or the productivity of our distributors.

We have experienced periodic declines in both active distributors and executive distributors in the past and could experience such declines again in the future. For example, over the last several months we have experienced some softness in our active and executive distributor numbers in the United States. If our initiatives for 2011 do not drive growth in our distributor numbers, particularly in the United States and Japan where our distributors numbers have been down, our operating results could be harmed. While we take many steps to help train, motivate, and retain distributors, we cannot accurately predict how the number and productivity of distributors may fluctuate because we rely primarily upon our distributor leaders to recruit, train, and motivate new distributors. Our operating results could be harmed if we and our distributor leaders do not generate sufficient interest in our business to retain existing distributors and attract new distributors.

The number and productivity of our distributors could be harmed by several additional factors, including:

▪      any adverse publicity regarding us, our products, our distribution channel, or our competitors;

▪      lack of interest in, or the technical failure of, existing or new products;

▪	lack of a compelling sponsoring story that generates interest for potential new distributors and effectively draws them into the business;

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

Distributor activities that violate applicable laws or regulations could result in government or third party actions against us, which could harm our business. Except in China, our distributors are not employees and act independently of us. We implement strict policies and procedures to ensure our distributors will comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. For example, product claims made by some of our distributors in 1990 and 1991 led to an investigation by the Federal Trade Commission (“FTC”) in the United States, which resulted in our entering into a consent decree with the FTC. In addition, rulings by the South Korean Federal Trade Commission and by judicial authorities against us and other companies in South Korea indicate that vicarious liability may be imposed on us for the criminal activity of our distributors. In addition, we have seen an increase in sales aids and promotional material being produced by distributors and distributor groups in some markets, which places an increased burden on us to monitor compliance of such materials and increases the risk of materials that violate our policies and applicable regulations. As we expand internationally, our distributors often attempt to anticipate which markets we will open in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. If we are unable to adequately address these issues, we could face fines or other legal action.

Laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in Japan, South Korea and China are particularly restrictive and difficult. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

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

We may be subject to challenges by government regulators regarding the form of our network marketing system or elements of our business including marketing and product claims made by us or our distributors. Legal and regulatory requirements concerning our industry involve a high level of subjectivity and are inherently fact-based and subject to interpretation, which provides regulators with more discretion in their application of these laws and regulations. We have seen an increase in government scrutiny of our industry in various markets, including Japan, South Korea, China, Europe, and the United Kingdom. From time to time, we receive formal and informal inquiries from various government regulatory authorities about our business and our compliance with local laws and regulations. For example, in 2009, we received notice from Belgium authorities alleging that we have violated the anti-pyramid regulations in that market and an inquiry from the Consumer Protection Agency in Hungary regarding various marketing claims. In the early 1990s, we entered into voluntary consent agreements with the FTC and a few state regulatory agencies relating to investigations of our distributors’ product claims and practices.  Pursuant to the consent decrees, we agreed, among other things, to supplement our procedures to enforce our policies, to not allow distributors to make earnings representations without making additional disclosures relating to average earnings and to not make, or allow our distributors to make, product claims that were not substantiated. As a result of the previous investigations, the FTC makes inquiries from time to time regarding our compliance with applicable laws and regulations and our consent decree.  If we are not able to resolve existing regulatory reviews to the satisfaction of the applicable governmental agencies, or there are any new regulatory challenges regarding our business or others in our industry, our business could be harmed if such actions result in the imposition of any fines or damages on our business, create adverse publicity, increase scrutiny of our industry, detrimentally affect our efforts to recruit or motivate distributors and attract customers, or interpret laws in a manner inconsistent with our current business practices.

Challenges by third parties to the form of our business model or the actions of our company or distributors could harm our business.

There have been private actions filed against some of our competitors in our industry in recent years by their distributors challenging the legality of their form of business. One of our largest competitors recently settled a class-action lawsuit, requiring it to pay a large cash settlement.  There is a risk that such challenges and settlements could provide incentives for similar actions by distributors against us and other direct selling companies.  Any challenges regarding us or others in our industry could harm our business if such challenges result in the imposition of any fines or damages on our business, create adverse publicity, increase scrutiny of our industry, detrimentally affect our efforts to recruit or motivate distributors and attract customers, or interpret laws in a manner inconsistent with our current business practices.  Because legal and regulatory requirements concerning our industry involve a high level of subjectivity and are inherently fact-based and subject to judicial interpretation, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing in any civil challenge by a current or former distributor.

Government regulations relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell these products and harm our business.

Our products and our related marketing and advertising efforts are subject to numerous domestic and foreign government agencies’ and authorities’ laws and extensive regulations, which govern the ingredients and products that may be marketed without pre-market approval and/or registration as a drug and the claims that may be made regarding such products. Many of these laws and regulations involve a high level of subjectivity, are inherently fact-based and subject to interpretation, and vary significantly from market to market. These laws and regulations can limit the claims we can make regarding our products and often restrict our ability to introduce products or ingredients into one or more markets. In Europe for example, we are unable to market supplements that contain ingredients that were not marketed prior to May 1997 in Europe (“novel foods”) without going through an extensive registration and pre-market approval process. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. At times these laws and regulations may prevent us from launching a product in a market, require us to reformulate a product or limit the claims made regarding a product. For example, as we prepare for the global launch of our new ageLOC nutritional product, we face regulatory issues that may force us to reformulate the product for some markets and may limit our ability to revise the product formulations without delaying necessary registrations. If these laws and regulations restrict, inhibit or delay our ability to introduce or market our products or limit the claims we are able to make regarding our products, our business may be harmed.

During recent years, authorities’ enforcement activity and interpretation of these regulations suggest a greater allowance for scientific-based and substantiated claims when not involving specific drug or disease claims.  As a result, as companies have developed new and innovative products, there has been a trend towards more aggressive claims and the inclusion of greater science regarding the marketing of cosmetic and nutritional products. We believe in order to remain competitive we need to have similarly compelling claims.  Because there is a degree of subjectivity in determining whether marketing materials or statements constitute product claims and whether they involve improper drug claims, our claims and our interpretation of applicable regulations may be challenged, which could harm our business.  This is a particular risk with respect to our ageLOC line of products based on our novel approach to these products and our focus on genes and sources of aging in both our scientific explanation for support of our products as well as our marketing claims.  If regulators take a more restrictive stance regarding such claims, alter their enforcement priorities, or determine that any of our claims violate applicable regulations, we could be fined or forced to modify our claims or stop selling a product.

New regulations governing the marketing and sale of nutritional supplements could harm our business.

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future. In particular, the adoption of legislation requiring FDA approval of supplements or ingredients could delay or inhibit our ability to introduce new supplements. We face similar pressures in our other markets, including Europe, which is expected to adopt additional regulations setting new limits on acceptable maximum levels of vitamins and minerals. In the United States, effective December 1, 2009, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, that require disclosure of material connections between an endorser and the company they are endorsing and do not allow marketing using atypical results. The requirements and restrictions of the revised Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

Regulations governing the production and marketing of our personal care products could harm our business.

Our personal care products are subject to various domestic and foreign laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter drug. A determination that our cosmetic products impact the structure or function of the human body, or improper marketing claims by our distributors may lead to a determination that such products require pre-market approval as a drug. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. Furthermore, if we fail to comply with these regulations, we could face enforcement action against us and we could be fined, forced to alter or stop selling our products and/or required to adjust our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our personal care products or impose additional burdens or requirements on the contents of our personal care products or require us to reformulate our products.

If we are found not to be in compliance with Good Manufacturing Practices our operations could be harmed.

FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements for the nutritional supplement industry have recently gone into effect and require good manufacturing processes for us and our vendors, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.  The ingredient identification requirement, which requires us to confirm the  levels, identity and potency of ingredients listed on our product labels within a narrow range, is particularly burdensome and difficult for us with respect to a product like LifePak, which contains 46 different ingredients. We are also now required to report serious adverse events associated with consumer use of our products. Our operations could be harmed if regulatory authorities make determinations that we or our vendors are not in compliance with the new regulations. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain of our products.  In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

Our operations in China are subject to significant government scrutiny and may be harmed by the results of such scrutiny.

Because of the government’s significant concerns about direct selling activities, government regulators in China closely scrutinize activities of direct selling companies or activities that resemble direct selling. The regulatory environment in China with regards to direct selling is evolving, and officials in multiple national and local levels in the Chinese government often exercise broad discretion in deciding how to interpret, apply and enforce applicable regulations. We cannot be certain that our operations will continue to be deemed by national and local regulatory authorities to be in compliance with such regulations.  In the past, the government has taken significant actions against companies that the government found were engaging in direct selling activities in violation of applicable law, including shutting down their businesses and imposing substantial fines.

Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and fines being paid in some cases. Although we have now obtained direct selling licenses in a limited number of provinces, we continue to operate a hybrid model that utilizes sales employees, contractual sales promoters and direct sellers to market our products. Government regulators continue to scrutinize our activities and the activities of our sales employees, contractual sales promoters and direct sellers to monitor our compliance with applicable regulations. We continue to be subject to government reviews and investigations. At times, complaints made by our sales representatives to the government have resulted in increased scrutiny by the government. Any determination that our operations or activities, or the activities of our sales employees, contractual sales promoters or direct sellers, are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores, obtain approvals for service centers or expand into new locations, all of which could harm our business.

If regulations in China are interpreted or enforced by government authorities in a manner that negatively impacts our retail business model or our hybrid business model there, our business in China could be harmed.

The Chinese government has adopted anti-pyramiding and direct selling regulations that contain significant restrictions and limitations, including a restriction on multi-level compensation for independent distributors selling away from a fixed location. The regulations also impose various requirements that are more burdensome than in our other markets and which could negatively impact the willingness of some people to sign up to become direct sellers. There continues to be uncertainty as to the interpretation and enforcement of the regulations and their scope, and the specific types of restrictions and requirements imposed under them and national and local regulatory authorities exercise broad discretion in interpreting, applying and enforcing these direct selling regulations. Our business and growth prospects would be harmed if the anti-pyramiding regulations or direct selling regulations are interpreted in such a manner that our current method of conducting business through the use of sales employees, contractual sales promoters and direct sellers is deemed to violate these regulations. In particular, our business would be harmed by any determination that our current method of compensating our sales employees and contractual sales promoters, including our use of the sales productivity of an individual and the group of individuals whom he or she trains and supervises as one of the factors in establishing salary and compensation, violates the restriction on multi-level compensation under the rules. Our business could also be harmed if regulators inhibit our ability to operate our hybrid business model, which includes retail stores, sales employees, contractual sales promoters and direct sellers.

If we are unable to obtain additional necessary national and local government approvals in China as quickly as we would like, our ability to expand our direct selling business and grow our business there could be negatively impacted.

We have completed the required national and local licensing process and commenced direct selling activities in Beijing, Shanghai, Shenzhen and four cities in the Guangdong province. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve. As we are being required to work with such a large number of provincial, city, district and national government authorities, we have found that it is taking more time than anticipated to work through the approval process with these authorities. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in China makes it difficult to predict the timeline for obtaining these approvals. If the results of the government’s evaluation of our direct selling activities result in further delays in obtaining licenses elsewhere, or if the current processes for obtaining approvals are delayed further for any reason or are changed or are interpreted differently than currently understood, our ability to expand direct selling in China and our growth prospects in this market, could be negatively impacted.

Our compensation plan and business model for our sales force in China differs from other markets and could harm our ability to grow our business in China.

The direct selling regulations in China impose various limitations and requirements, including a prohibition on multi-level compensation and a required examination prior to becoming a distributor. The regulations also impose other restrictions on direct selling activities that differ from the regulations in our other markets. As a result, our direct selling compensation plan and business model for the direct sales component of our business differs from the model we use in other markets. There can be no assurance that these restrictions will not negatively impact our ability to provide an attractive business opportunity to distributors in this market and limit our ability to grow our business in this market. In addition, the regulations do not allow the sale of general foods through a direct selling business model.  Because some of our supplements, including LifePak, are currently marketed as general foods pending approval as health foods these products cannot currently be approved for sale through our direct selling channel. Failure of these products to receive health food status or direct selling product approval in a timely manner could have a negative impact on our direct selling business.

The loss of suppliers or shortages in ingredients could harm our business.

We acquire ingredients and products from two suppliers that each currently manufactures a significant portion of our Nu Skin personal care products.  In addition, we currently rely on two suppliers for a majority of Pharmanex nutritional supplement products. In the event we were to lose any of these suppliers and experience any difficulties in finding or transitioning to alternative suppliers, this could harm our business. In addition, we obtain some of our products from sole suppliers that own or control the product formulations, ingredients, or other intellectual property rights associated with such products. These products include our Galvanic Spa System and True Face Essence Ultra products, two of our better selling products. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding ingredients that are comparable in quality and price.  Some of our nutritional products, including g3 juice, incorporate natural products that are only harvested once a year and may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

Product diversion to certain markets, including China, may have a negative impact on our business.

From time to time, we see our product being sold through online or other distribution channels in certain markets.  Although we have taken steps to try to control this activity for products sold in China, this issue continues to be a significant challenge.  Product diversion causes confusion regarding our distribution channels and negatively impacts our distributors’ ability to retail our products. It also creates a negative impression regarding the viability of the business opportunity for our distributors and sales representatives, which can harm our ability to recruit new distributors and sales representatives. In addition, in some cases, product diversion schemes may also involve illegal importation, investment or other activities. If we are unable to effectively address this issue or if diversion increases, our business could be harmed.

Intellectual property rights are difficult to enforce in China.

Chinese commercial law is relatively undeveloped compared to most of our other major markets, and, as a result, we may have limited legal recourse in the event we encounter significant difficulties with patent or trademark infringement or theft of trade secrets. Limited protection of intellectual property is available under Chinese law, and the local manufacturing of our products may subject us to an increased risk that unauthorized parties may attempt to copy or otherwise obtain or use our product formulations. As a result, we cannot assure that we will be able to adequately protect our intellectual property and product formulations.

If our Galvanic Spa System or Pharmanex BioPhotonic Scanner are determined to be a medical device in a particular geographic market or if our distributors use it for medical purposes, our ability to continue to market and distribute such tools could be harmed.

One of our strategies is to market unique and innovative products and tools that allow our distributors to distinguish our products, including the Galvanic Spa System and the Pharmanex BioPhotonic Scanner. We do not believe these products are medical devices. However, we have faced regulatory inquiries in Japan, South Korea, Indonesia, Taiwan, Singapore, Thailand and the United States regarding our Pharmanex BioPhotonic Scanner and/or our Galvanic Spa System. While we have successfully worked with regulators to resolve these matters in some markets, we have not been able to market the Galvanic Spa System as a cosmetic device in Taiwan, Indonesia, Thailand and Colombia, due to similar regulatory restrictions that have required us to register the Galvanic Spa System as a medical device. There have also been legislative proposals in Singapore and Malaysia relating to the regulation of medical devices that could affect the way we market the Galvanic Spa System and the Pharmanex BioPhotonic Scanner in these countries.  Any determination in additional markets that the Galvanic Spa System or the Pharmanex BioPhotonic Scanner are medical devices or that distributors are using them to make medical claims or perform medical diagnoses or other activities limited to licensed professionals or approved medical devices could negatively impact our ability to use these products in a market. Regulatory scrutiny of a product could also dampen distributor enthusiasm and hinder the ability of distributors to effectively utilize such product.

Where necessary, obtaining medical device registrations could require us to provide documentation concerning product manufacturing and clinical utility and to make design, specification and manufacturing process modifications to meet stringent standards imposed on medical device companies. We have registered, or are currently in the process of registering, the Galvanic Spa System as a medical device in Taiwan, Indonesia, Thailand and Colombia. Any difficulty, delay or inability to comply with regulatory requirements, including obtaining or maintaining any required registrations, in these markets may harm our business.  In an effort to allow registration of the Galvanic Spa System in Taiwan and to update the registration in Indonesia, we are working with our vendor to obtain certification of its facilities for medical device manufacturing. There can be no assurance we will be able to provide the required medical device documentation, prove clinical utility in a manner sufficient to obtain medical device approval or make such changes promptly or in a manner that is satisfactory to regulatory authorities. If we obtain such medical device approval in order to sell a product in one market, such approval may be used as precedent to a claim that similar approval should be required in another market. Such additional requirements could negatively impact the cost associated with manufacturing the Galvanic Spa System and sale of the Galvanic Spa System as a non-medical device in those markets.

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

Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:

▪
the possibility that a foreign government might ban or severely restrict our business method of direct selling, or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

▪	the lack of well-established or reliable legal systems in certain areas where we operate;

▪	the presence of high inflation in the economies of international markets in which we operate;

▪	the possibility that a government authority might impose legal, tax or other financial burdens on us or our distributors, due, for example, to the structure of our operations in various markets; and

▪	the possibility that a government authority might challenge the status of our distributors as independent contractors or impose employment or social taxes on our distributors.

Another risk associated with our international operations is the possibility that a foreign government may impose currency remittance restrictions. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate or if the official exchange rate devalues, it may have a material adverse effect on our business, results of operations and financial condition.

Our international operations may also expose us to the risk that we violate the Foreign Corrupt Practices Act (“FCPA”) or related U.S. and foreign laws. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief and other sanctions against us or our personnel. In addition, other countries in which we do business may initiate their own investigations and impose similar sanctions. Should this be the case, there can be no assurance as to how the resulting consequences, if any, may impact our internal controls, business, reputation, results of operations or financial condition. One of our competitors has announced that it is investigating claims that its employees violated the FCPA in China and other markets. If this investigation causes adverse publicity or increased scrutiny of our industry, our business could be harmed.

We are also subject to the interpretation and enforcement by governmental agencies of other foreign laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, and tariffs and taxes, which may require us to adjust our operations in certain markets where we do business. In addition, we face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business in the future.

If we are unable to successfully expand and grow operations within developing markets, we may have difficulty achieving our long-term objectives.

A significant percentage of our revenue growth over the past decade has been attributable to our expansion into new markets. Our growth over the next several years depends in part on our ability to successfully introduce products and tools, and to successfully implement initiatives in developing markets that will help generate growth. In addition to the regulatory difficulties we may face in introducing our products and initiatives in these markets, we could face difficulties in achieving acceptance of our premium-priced products in developing markets. In the past, we have struggled to operate profitably in developing markets. We may experience similar difficulty in our current and future new markets. If we are unable to successfully expand our operations within these developing markets, our opportunities to grow our business may be limited, and, as a result, we may not be able to achieve our long-term objectives.

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

▪      the safety or effectiveness of ingredients in our or our competitors' products;

▪      regulatory investigations of us, our competitors and our respective products;

▪      the actions of our current or former distributors; and

▪	public perceptions of the direct selling industry or the nutritional or personal care industry generally.

For example, in 2010 we received a 60-day notice from a consumer group in California of its intent to file a citizen enforcement action under California Proposition 65, alleging that we failed to warn consumers of exposure to lead in four of our products.  We are aware that a number of other nutritional companies have received similar notices and withdrawals from the same group. In 2010, we also received a letter from the California Attorney General, alleging that one of our products contained lead in excess of the level allowed under California Proposition 65.  If one or more of these products is found to be in violation of California Proposition 65, we may be required to reformulate the product, label the product in compliance with California Proposition 65 or, at our election, discontinue selling the product in California.  We may also be required to pay civil fines.  Although we believe we are in compliance with the requirements of California Proposition 65, any negative media attention or other adverse publicity created by these allegations, or any new or additional allegations, could negatively impact consumer and distributor perceptions of our products and harm our business.

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

We have implemented internal controls to help ensure the accuracy of our financial reporting and have implemented compliance policies and programs to help ensure that our employees and distributors comply with applicable laws and regulations.  Our internal audit team regularly audits our internal controls and various aspects of our business and we regularly assess the effectiveness of our internal controls.  In addition, our independent external auditor audits our controls and provides its opinion regarding the effectiveness of our controls.  There can be no assurance, however, that these internal or external assessments and audits will identify all significant or material weaknesses in our internal controls.  If we fail to identify a material weakness or if we fail to correct any noted weakness there would be a risk that we may have to restate financial statements if the material weakness resulted in a material misstatement in our financial results.

From time to time, we initiate further investigations into our business operations based on the results of these audits or complaints, questions, or allegations made by employees or other parties regarding our business practices and operations.  In addition, our business and operations may be investigated by applicable government authorities.  In the event any of these investigations identify material violations of applicable laws by our employees or distributors, we could be subject to adverse publicity, fines, penalties or loss of licenses or permits.

Inability of new products and other initiatives to gain distributor and market acceptance could harm our business.

Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and the difficulties in anticipating changes in consumer tastes and buying preferences. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. Some initiatives may have unanticipated negative impacts on our distributors, particularly changes to our compensation plan. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our distributor leaders focus their efforts on the new product or initiative. In addition, if any of our products fail to gain distributor acceptance, we could see an increase in returns.

The loss of key high-level distributors could negatively impact our distributor growth and our revenue.

As of December 31, 2010, we had a global network of approximately 800,000 active distributors.  Approximately 36,000 of our distributors were executive distributors.  Approximately 480 distributors occupied the highest distributor level under our global compensation plan as of that date. These distributors, together with their extensive networks of downline distributors, generate substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in the distributor’s network of downline distributors, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our distributor growth and our revenue.

We are currently involved in disputes regarding customs assessments in Japan and any adverse rulings in these matters could require us to take charges to our earnings.

We are currently involved in two separate disputes with the customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products totaling approximately 5.3 billion Japanese yen as of December 31, 2010 (approximately $65.3 million), net of any recovery of consumption taxes. We also recently were notified that we are likely to receive an additional assessment of 0.6 billion Japanese yen (approximately $7.7 million) related to the second dispute.

The first dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. The aggregate amount of these additional assessments is 2.7 billion Japanese yen (approximately $33.2 million as of December 31, 2010), net of any recovery of consumption taxes.  The final hearing on this matter was held on February 1, 2011 and the court indicated it would issue a decision on this case on March 25, 2011. Either party has the right to appeal this decision.  If we receive an adverse decision in this case, we may be required to record an expense for the full amount of the disputed assessments, or $33.2 million.

The second dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through November 2008 in connection with an audit in 2009, as well as the disputed portion of our current import duty rate we have been required to pay or hold in bond, and have paid under protest, since October of 2009. The aggregate amount of these additional assessments and disputed duties is 2.6 billion Japanese yen as of December 31, 2010 (approximately $32.1 million), net of any recovery of consumption taxes. We were also recently notified that we are likely to be assessed an additional 0.6 billion Japanese yen as of December 31, 2010 (approximately $7.7 million), net of any recovery of consumption taxes based on an audit of the period of November 2008 through September 2009. With this assessment, we have been required to pay or hold in bond amounts for all periods from October 2006 to present and we believe that additional assessments related to any prior period would be barred by applicable statutes of limitations. To the extent that we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely be required to record an expense for the full amount of the disputed assessments, or $32.1 million as of December 31, 2010.

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

Our distributors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or that our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. If our distributors were deemed to be employees rather than independent contractors, we would also face the threat of increased vicarious liability for their actions.

Production difficulties and quality control problems could harm our business.

Production difficulties and quality control problems and our reliance on third party suppliers to deliver quality products in a timely manner could harm our business. Occasionally, we have experienced production difficulties with respect to our products, including the import or export of ingredients and delivery of products that do not meet our specifications and quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

Beginning with the 2009 launch of our ageLOC Transformation skin care system, we have launched new products globally on a condensed schedule, which has increased pressure on our supply chain. If we are not able to accurately forecast sales levels on a market by market basis, or are unable to produce a sufficient supply to meet such demand globally, we may incur higher expedited shipping costs and we may experience stockouts, which could negatively impact the enthusiasm of our distributors. However, if we over forecast demand for a global product launch, we could incur increased write-offs.

The loss of or a disruption in our manufacturing and distribution operations could adversely affect our business.

As of December 31, 2010, our principal properties consist of distribution centers where offices are located and where finished merchandise is packed and shipped to distributors in fulfillment of their orders, our worldwide headquarters, three research and development facilities and 40 retail stores and manufacturing facilities in mainland China.  Additionally, we also use third party manufacturers to manufacture certain of our products. As a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or that of our third party manufacturers could have a material adverse effect on our business, results of operations and financial condition.

Disruptions to transportation channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.

We may experience disruptions to the transportation channels used to distribute our products, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower. Disruptions in our container shipments may result in increased costs, including the additional use of airfreight to meet demand. Although we have not recently experienced significant shipping disruptions, we continue to watch for signs of upcoming congestion. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our net sales.

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

We also compete with other network marketing companies for distributors. Some of these competitors have a longer operating history and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global compensation plan for distributors. Consequently, to successfully compete in this market and attract and retain distributors, we must ensure that our business opportunities and compensation plans are financially rewarding. We are beginning our 27th year in this industry and believe we have significant competitive advantages, but we cannot assure you that we will be able to successfully compete in every endeavor in this market.

Any future acquisitions may expose us to additional risks.

From time to time we review acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Acquisitions may entail numerous risks, including:

▪	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses and disruption to our direct selling channel;

▪	diversion of management’s attention from our core business;

▪	adverse effects on existing business relationships with suppliers and customers; and

▪	risks of entering markets in which we have limited or no prior experience.

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.

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

We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.

We are and may in the future become party to litigation. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. We are currently vigorously contesting certain of these litigation claims. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party to, and the impact of certain of these matters on our business, results of operations and financial condition could be material.

Our intellectual property may infringe on the rights of others, resulting in costly litigation. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merit. Other companies or individuals may allege that we, our customers, licensees or other parties indemnified by us infringe on their intellectual property rights. Even if we believe that such claims are without merit, defending such intellectual property litigation can be costly, distract management’s attention and resources, and the outcome is inherently uncertain. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Any of these results may adversely affect our financial condition.

If we are unable to protect our intellectual property rights, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with our employees, customers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property rights may not be sufficient to permit us to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. In addition, the laws of certain foreign countries, including many emerging markets, may not protect our intellectual property rights to the same extent as the laws of the United States.  The costs required to protect our patents and trademarks may be substantial. We have filed patent applications to protect our intellectual property rights in our new technologies, however, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. Moreover, many of our products rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

In order to protect or enforce and protect our intellectual property rights, we may initiate litigation against third parties, such as patent infringement suits or interference proceedings. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may adversely affect our financial condition.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our products could be adversely affected.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. Despite these measures, any of our intellectual property rights could, however, be challenged, invalidated, circumvented or misappropriated. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, scientific advisors and third parties. Our employees may leave to work for competitors.  These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our current or former employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and adversely affect our financial condition.

We may be subject to claims that our employees or we have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers of our employees.

We employ individuals who were previously employed at other personal care product or nutritional supplement companies, including our competitors or potential competitors. To the extent that our employees are involved in research areas that are similar to those in which they were involved with their former employers, we may be subject to claims that such employees have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims.

System failures could harm our business.

Because of our diverse geographic operations and our complex distributor compensation plan, our business is highly dependent on efficiently functioning information technology systems. These systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We have adopted and implemented a Business Continuity/Disaster Recovery Plan. Our primary data sets are archived and stored at third-party secure sites.  We have set up a recovery site for certain critical data and operations related to our distributors and we are currently setting up a recovery site for certain other critical data and operations. Despite these precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our revenue and profits.

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

Our Class A common stock closed at $9.64 per share on February 2, 2009 and closed at $31.21 per share on February 1, 2011. During this two-year period, our Class A common stock traded as low as $7.90 per share and as high as $33.99 per share. Many factors could cause the market price of our Class A common stock to fall. Some of these factors include:

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

Several of our principal stockholders hold a large number of shares of the outstanding Class A common stock. Some of the original stockholders have actively sold shares during the last year. Additional sales by these stockholders or a decision by any of the other principal stockholders to aggressively sell shares could depress the market price of our Class A common stock. As of December 31, 2010, we had approximately 62.1 million shares of Class A common stock outstanding.

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

Retail Stores.  As of December 31, 2010, we operated 40 stores throughout China.

Research and Development Centers.  We operate three research and development centers, one in Provo, Utah, one in Shanghai, China, and one in Beijing, China.  We are currently in the design phase of building a state-of-the-art innovation center adjacent to our corporate headquarters.  We believe this facility will cost approximately $85 million and will take roughly two years to complete.

We own our corporate headquarters buildings, distribution center and research and development center located in Provo, Utah. We also own our nutritional supplement plant in China, and a few other minor facilities. We currently lease the other properties described above.  We believe that our existing and planned facilities are adequate for our current operations in each of our existing markets.

ITEM 3.                      LEGAL PROCEEDINGS

Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world.  We are currently involved in two separate disputes with the customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products totaling approximately 5.3 billion Japanese yen as of December 31, 2010 (approximately $65.3 million), net of any recovery of consumption taxes. We also recently were notified that we are likely to receive an additional assessment of 0.6 billion Japanese yen (approximately $7.7 million) related to the second dispute.

The first dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. The aggregate amount of these additional assessments is 2.7 billion Japanese yen (approximately $33.2 million as of December 31, 2010), net of any recovery of consumption taxes.  The dispute relates to whether we used the proper valuation method for these products in determining the applicable customs duties.  The primary legal issue in the case is whether the relevant import transaction is a sale between our third party manufacturers and our Japan subsidiary, or a sale between our US subsidiary and our Japan subsidiary. In 1999, we worked with the Yokohama Customs authorities to restructure the form of the relevant transactions in order to have the import transaction be a sale between our third party manufacturers and our Japan subsidiary, and thus have the duties assessed on the price paid to our third party manufacturers. With the input and guidance of the Yokohama Customs authorities, we restructured the form of the transaction and the agreements between the relevant parties based on these discussions so that our US subsidiary would be acting on behalf of our Japan subsidiary with respect to the purchase of these products rather than as a buyer/seller. Our Japan subsidiary entered into a Memorandum of Understanding with each of our third party manufacturers of the relevant products, which provided that our Japan subsidiary was the purchaser of the products and that our US subsidiary was acting for and on behalf of our Japan subsidiary with respect to these products. Our Japan subsidiary also entered into a Memorandum of Understanding with our US subsidiary documenting the same agency relationship. We believe that these legal documents establish that our US subsidiary was acting as an agent and not buyer and seller of the relevant products. The additional assessment of duties by Yokohama Customs was based on its re-characterization of the transaction as a sale between our US subsidiary and our Japan subsidiary for custom law purposes despite the legal form of the transaction. We do not believe the legal documentation supports the re-characterization of these transactions. Yokohama Customs has raised several issues to support its re-characterization, including the fact that we have treated the relevant transaction as a sale between our US subsidiary and Japan subsidiary for income tax purposes. However, we believe that the relevant income tax and transfer pricing rules and regulations apply different standards and are not relevant to the customs issue.  Because we believe that the legal documentation for these transactions support our position, we filed a complaint in the Tokyo District Court Civil Action Section in December 2006 to have the Ministry of Finance’s affirmation of the additional assessments reversed. The final hearing on this matter was held on February 1, 2011 and the court indicated it would issue a decision on this case on March 25, 2011. Either party has the right to appeal this decision.  If we receive an adverse decision in this case, we may be required to record an expense for the full amount of the disputed assessments, or $33.2 million.

The second dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through November 2008 in connection with an audit in 2009, as well as the disputed portion of our current import duty rate we have been required to pay or hold in bond, and have paid under protest, since October of 2009. The aggregate amount of these additional assessments and disputed duties is 2.6 billion Japanese yen as of December 31, 2010 (approximately $32.1 million), net of any recovery of consumption taxes.   We were also recently notified that we are likely to be assessed an additional 0.6 billion Japanese yen (approximately $7.7 million), net of any recovery of consumption taxes based on an audit of the period of November 2008 through September 2009. With this assessment, we have been required to pay or hold in bond amounts for all periods from October 2006 to present and we believe that additional assessments related to any prior period would be barred by applicable statutes of limitations. In July 2005, we changed our operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation in the first dispute (i.e., whether our US subsidiary was acting as an agent for our Japan subsidiary or was acting as the seller). However, in October 2009 we received notice from Yokohama Customs authorities that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 based on their view that we were not utilizing the proper valuation method.  The basis for such additional assessment is different from the issues that are being litigated in the first dispute. The issue in this second case is whether a US entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected.  We have appealed the matter to the Ministry of Finance in Japan.  In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports.  Because we believe that the higher rate determined by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets in our consolidated financial statements. To the extent that we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely be required to record an expense for the full amount of the disputed assessments, or $32.1 million as of December 31, 2010.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NUS.”  The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2009 and 2010 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2009	$ 11.56	$ 7.90
June 30, 2009	15.70	10.05
September 30, 2009	18.80	14.69
December 31, 2009	28.78	18.23

Quarter Ended	High	Low

March 31, 2010	$ 30.23	$ 22.86
June 30, 2010	33.99	23.12
September 30, 2010	29.87	23.55
December 31, 2010	32.72	28.24

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

The closing price of our Class A common stock on February 1, 2011, was $31.21.  The approximate number of holders of record of our Class A common stock as of February 1, 2011 was 626.  This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

We declared and paid a $0.115 per share dividend for Class A common stock in March, June, September and December of 2009, and a $0.125 per share quarterly dividend for Class A common stock in March, June, September and December of 2010.  The board of directors has approved an increased quarterly cash dividend of $0.135 per share of Class A common stock to be paid on March 16, 2011, to stockholders of record on February 25, 2011.  Annually, this would increase the dividend to $0.54 from $0.50 in the prior year. Management believes that cash flows from operations will be sufficient to fund this and future dividend payments, if any.

We expect to continue to pay dividends on our common stock.  However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)

October 1 – 31, 2010	12,649	$ 29.21	10,500	$ 160.8
November 1 – 30, 2010	105,000	30.80	105,000	157.6
December 1 – 31, 2010	157,446	31.29	146,000	153.6
Total	275,095(2)	31.01	261,500

(1)
In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions.  Our board has from time to time increased the amount authorized under the plan, including a $150.0 million increase in June 2010, and a total amount of approximately $485.0 million is currently authorized.  As of December 31, 2010, we had repurchased approximately $331.4 million of shares under the plan.  There has been no termination or expiration of the plan since the initial date of approval.

(2)
We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market.  These shares were awarded or acquired in connection with our initial public offering in 1996.  Of the shares listed in this column, 2,149 shares in October at an average price per share of $31.79 and 11,446 shares in December at an average price per share of $31.61, relate to repurchases from such employees and distributors.

Stock Performance Graph

    Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on the Class A Common Stock with the cumulative total return of the S&P 500 Index, a market-weighted index of publicly traded peers (“Peer Group”) for the period from December 31, 2005 through December 31, 2010. The graph assumes that $100 is invested in each of the Class A Common Stock, the S&P 500 Index, and each of the indexes of publicly traded peers on December 31, 2005 and that all dividends were reinvested. The Peer Group consists of all of the following companies, which compete in our industry and product categories: Avon Products, Inc., Estee Lauder, Tupperware Corporation, Herbalife LTD., USANA Health Sciences, Inc. and Alberto Culver Co.

$250
$200
$150
$100
$50
$0
12/05
12/06
12/07
12/08
12/09
12/10
Nu Skin Enterprises, Inc.
S&P 500
Peer Group

Measured Period	Company	S&P 500 Index	Peer Group Index
December 31, 2005	100.00	100.00	100.00
December 31, 2006	106.04	115.80	120.23
December 31, 2007	98.02	122.16	140.08
December 31, 2008	64.16	76.96	94.79
December 31, 2009	170.40	97.33	138.61
December 31, 2010	195.34	111.99	169.10

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 have been derived from the audited consolidated financial statements.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$1,115,409	$1,157,667	$1,247,646	$1,331,058	$1,537,259
Cost of sales	195,203	209,283	228,597	243,648	272,431
Gross profit	920,206	948,384	1,019,049	1,087,410	1,264,828
Operating expenses:
Selling expenses	482,931	499,095	533,151	559,605	646,348
General and administrative expenses	350,617	358,601	360,470	369,368	401,418
Restructuring charges	11,115	19,775	—	10,724	—
Impairment of assets and other	20,840	—	—	—	—
Total operating expenses	865,503	877,471	893,621	939,697	1,047,766
Operating income	54,703	70,913	125,428	147,713	217,062
Other income (expense), net	(2,027)	(2,435)	(24,775)	(6,589)	(9,449)
Income before provision for income taxes	52,676	68,478	100,653	141,124	207,613
Provision for income taxes	19,859	24,606	35,306	51,279	71,562
Net income	$32,817	$43,872	$65,347	$89,845	$136,051
Net income per share:
Basic	$0.47	$0.68	$1.03	$1.42	$2.18
Diluted	$0.47	$0.67	$1.02	$1.40	$2.11
Weighted-average common shares outstanding (000s):
Basic	69,418	64,783	63,510	63,333	62,370
Diluted	70,506	65,584	64,132	64,296	64,547

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$121,353	$92,552	$114,586	$158,045	$230,337
Working capital	109,418	95,175	124,036	152,731	206,078
Total assets	664,849	683,243	709,772	748,449	892,224
Current portion of long-term debt	26,652	31,441	30,196	35,400	27,865
Long-term debt	136,173	169,229	158,760	121,119	133,013
Stockholders’ equity	318,980	275,009	316,180	375,687	471,249
Cash dividends declared	0.40	0.42	0.44	0.46	0.50

Supplemental Operating Data (at end of period):
Approximate number of active distributors(1)	761,000	755,000	761,000	761,000	799,000
Number of executive distributors(1)	29,756	30,002	30,588	32,939	35,676

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

Overview

We are a leading, global direct selling company with operations in over 51 markets worldwide.  We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex brands, respectively.  We strive to secure competitive advantage in four key areas: our people, our products, the culture we promote, and the business opportunities we offer.  In 2010, we posted record revenue of $1.5 billion.  Revenue in 2010 grew 15% based on the success of strong product launches and distributor initiatives.  As of December 31, 2010, we had a global network of approximately 800,000 active independent distributors.  Approximately 36,000 of our distributors were qualified sales leaders we refer to as “executive distributors.”  Our executive distributors play a critical leadership role in the growth and development of our business.  Approximately 86% of our 2010 revenue came from markets outside the United States.  While we have become more geographically diverse over the past decade, Japan, our largest revenue market, accounted for approximately 31% of our 2010 total revenue.  Due to the size of our foreign operations, our results are often impacted by foreign currency fluctuations, particularly fluctuations in the Japanese yen.  In addition, our results are generally impacted by global economic, political, demographic and business conditions.

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

Our distributors market and sell our products and recruit new distributors based on the distinguishing benefits and innovative characteristics of our products.  As a result, it is vital to our business that we continuously leverage our research and development resources to develop and introduce innovative products and provide our distributors with an attractive portfolio of products.  Over the last two years, we have successfully introduced a suite of innovative ageLOC anti-aging products including the ageLOC Transformation daily skin care system, ageLOC Edition Galvanic Spa System II and ageLOC Vitality nutritional supplement, and we are currently developing additional ageLOC anti-aging products for the future. These products are designed to positively influence the expression of genes that we believe play a critical role in the aging process.  We also offer unique initiatives, products, and business tools, such as our Galvanic Spa System and Pharmanex BioPhotonic Scanner, to help distributors effectively differentiate our earnings opportunity and product offering.  Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and distributor recruiting.

We have developed a global distributor compensation plan and other incentives designed to motivate our distributors to market and sell our products and to build sales organizations around the world and across product lines.  In 2008 and 2009, we implemented modifications to our compensation plan to improve commission payments early in the distributor lifecycle.  The results from these modifications have been positive.  We continue to evaluate further changes to our compensation plan to help increase distributor productivity and earnings potential.  However, there are always risks associated with making changes to our compensation plan as there is a degree of uncertainty as to how distributors will react to such changes and whether such changes will impact distributor activity in unanticipated ways.

With the launch of ageLOC Transformation, we implemented a product launch process that has been refined in our South Korea market that has contributed to our growth in revenue in 2010. This process generally involves introducing the product in a market through an initial limited offering that is often tied to a distributor event. The limited offering typically generates significant distributor activity and a high level of distributor purchasing. This generally results in a higher than normal increase in revenue during the quarter of the limited offering.  We typically launch the product for general sales a few months following the limited offering. Information regarding product launches below refers to the launch of the product for general sales and not to the limited offering used to introduce the product. Reference to introduction of a product refers to the limited offering.

Our extensive global distributor network helps us to rapidly introduce products and penetrate our markets with little up-front promotional expense.  Similar to other companies in our industry, we experience a high level of turnover among our distributors.  As a result, it is important that we regularly introduce innovative and compelling products and initiatives in order to maintain a compelling business opportunity that will attract new distributors.  We have also developed, and continue to promote in many of our markets, product subscription and loyalty programs that provide incentives for customers to commit to purchase a specific amount of products on a monthly basis.  We believe these subscription programs have improved customer retention, have had a stabilizing impact on revenue, and have helped generate recurring sales for our distributors.  Subscription orders represented 54% of our revenue in 2010.

Global economic conditions continue to be challenging in many of our markets.  Although the economy appears to be recovering, it is not possible for us to predict the extent and timing of any improvement in global economic conditions. Despite difficult economic conditions, we experienced healthy growth in 2010.  We believe we have benefited from the nature of our distribution model and strong execution around a demonstrative product/opportunity initiative, which has helped offset to some degree the impact of weaker consumer spending.  As a direct selling company, we offer a direct selling opportunity that allows an individual to supplement his/her income by selling our products and building a sales organization to market and sell our products.  As the economy and the labor market decline, we find that there can be an increase in the number of people interested in becoming distributors in order to supplement their income.  We believe that this increase in interest in our direct selling opportunity coupled with the strong marketing position of our new ageLOC anti-aging products and our other products and tools have helped us to continue growing our business in these difficult economic conditions.  However, if the economic problems are prolonged or worsen, we expect that we could see a negative impact on our business as distributors may have a more difficult time selling products and finding new customers.

Our business is subject to various laws and regulations globally, particularly with respect to network marketing activities, cosmetics, and nutritional supplements.  Accordingly, we face certain risks, including any improper claims or activities of our distributors or any inability to obtain or maintain necessary product registrations.  For example, we continue to experience heightened regulatory and media scrutiny of the direct selling industry in Japan. Several direct sellers in Japan have been penalized for actions of distributors that violated applicable regulations.  We could face similar penalties if we are unable to effectively manage the activities of our distributors.

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

Revenue by Region

	Year Ended December 31,
(U.S. dollars in millions)	2008		2009		2010

North Asia	$594.5	48%	$606.1	45%	$686.1	45%
Greater China	210.0	17	210.4	16	268.2	17
Americas	223.9	18	260.9	20	250.0	16
South Asia/Pacific	107.6	8	120.1	9	182.8	12
Europe	111.6	9	133.6	10	150.2	10
	$1,247.6	100%	$1,331.1	100%	$1,537.3	100%

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

Selling expenses are our most significant expense and are classified as operating expenses.  Selling expenses include distributor commissions, costs for incentive trips and other rewards, as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to sales employees in China. Our global compensation plan, which we employ in all of our markets except China, is an important factor in our ability to attract and retain distributors.  We pay monthly commissions to several levels of distributors on each product sale based upon a distributor’s personal and group product volumes, as well as the group product volumes of up to six levels of executive distributors in such distributor’s downline sales organization.  We do not pay commissions on sales materials, which are sold to distributors at or near cost.  Small fluctuations occur in the amount of commissions paid as the network of distributors actively purchasing products changes from month to month.  However, due to the size of our distributor force of approximately 800,000 active distributors, the fluctuation in the overall payout is relatively small.  The overall payout has typically averaged between 41% and 44% of global product sales.  From time to time, we make modifications and enhancements to our global compensation plan in an effort to help motivate distributors and develop leadership characteristics, which can have an impact on selling expenses.

Distributors also have the opportunity to make retail profits by purchasing products from us at wholesale and selling them to customers with a retail mark-up.  We do not account for nor pay additional commissions on these retail mark-ups received by distributors.  In many markets, we also allow individuals who are not distributors, whom we refer to as “preferred customers,”  to buy products directly from us at wholesale or discounted prices. We pay commissions on preferred customer purchases to the referring distributors.

General and administrative expenses include:

•      wages and benefits;

•      rents and utilities;

•      depreciation and amortization;

•      promotion and advertising;

•      professional fees;

•      travel;

•      research and development; and

•      other operating expenses.

Labor expenses are the most significant portion of our general and administrative expenses.  Promotion and advertising expenses include costs of distributor conventions held in various markets worldwide, which we expense in the period in which they are incurred.  Because our various distributor conventions are not always held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter.  For example, we held our global distributor convention in October 2009 and will have another global convention in the fall of 2011 as we currently plan to hold a global convention every other year.  In addition, we hold regional conventions and conventions in our major markets at different times during the year.  These conventions have significant expenses associated with them.  Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate.  For example, statutory tax rates in 2010 were approximately 16.5% in Hong Kong, 20% in Taiwan, 22% in South Korea, 45% in Japan and 25% in China.  We are subject to taxation in the United States at the statutory corporate federal tax rate of 35% and we pay taxes in multiple states within the United States at various tax rates.  Our overall effective tax rate was 34.5% for the year ended December 31, 2010.

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

Income Taxes.  We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of December 31, 2010, we had net deferred tax assets of $59.9 million.  These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates.  In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  We are currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2005, 2006, 2007 and 2008 tax years.  With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005.  Beginning with the tax year 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).  The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We have elected to participate in the CAP program for tax years 2009 through 2011 and may elect to continue participating in CAP for future tax years.  We are allowed to withdraw from the program at any time.  In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2004.  Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of these reviews are not yet determinable.

 At December 31, 2010, we had $14.8 million in unrecognized tax benefits of which $2.4 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2009, we had $28.3 million in unrecognized tax benefits of which $4.4 million, if recognized, would affect the effective tax rate. During each of the years ended December 31, 2010 and 2009, we recognized approximately ($1.7) million and $0.1 million and $0.5 million in interest and penalties expenses/(benefits), respectively. We had approximately $1.6 million, $3.3 million and $3.2 million of accrued interest and penalties related to uncertain tax positions at December 31, 2010, 2009 and 2008, respectively.  Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2008	2009	2010

Revenue	100.0%	100.0%	100.0%
Cost of sales	18.3	18.3	17.7

Gross profit	81.7	81.7	82.3

Operating expenses:
Selling expenses	42.4	41.4	42.1
General and administrative expenses	29.2	28.4	26.1
Restructuring charges	—	0.8	—

Total operating expenses	71.6	70.6	68.2

Operating income	10.1	11.1	14.1
Other income (expense), net	(2.0)	(0.5)	(0.6)

Income before provision for income taxes	8.1	10.6	13.5
Provision for income taxes	2.9	3.8	4.6

Net income	5.2%	6.8%	8.9%

2010 Compared to 2009

Overview

Revenue in 2010 increased 15% to $1.54 billion from $1.33 billion in 2009.  Our revenue growth in 2010 was driven by the global launch of our ageLOC anti-aging products, including our ageLOC Transformation skin care system, which has generated sales of approximately $220 million since its introduction in the fourth quarter of 2009. We also introduced ageLOC Vitality, our first ageLOC nutritional product designed to address the internal sources of aging, in Japan, the United States, Canada, and certain of our markets in Europe and Latin America during the second half of 2010. Foreign currency exchange fluctuations had a 5% positive impact on revenue in 2010 compared to 2009.  Our revenue growth rates were the highest in Mainland China, South Korea and the South Asia/Pacific region. We also saw improving trends in Japan, as the rate of local currency revenue decline in that market decreased compared to the prior year.

Earnings per share in 2010 increased to $2.11 compared to $1.40 in 2009 on a diluted basis. The increase in earnings is largely the result of increased revenue, as discussed above, coupled with improved margins and controlled expenses.  Earnings per share comparisons were also impacted by restructuring charges in 2009 totaling $6.8 million (net of taxes of $3.9 million), or $.11 per share, primarily related to transformation efforts to streamline our operations in Japan.

Revenue

North Asia.  The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2009	2010	Change

Japan	$461.9	$471.4	2%
South Korea	144.2	214.7	49%
North Asia total	$606.1	$686.1	13%

Foreign currency fluctuations positively impacted revenue by 8% in this region compared to the prior-year period.  Currency fluctuations positively impacted revenue in Japan by 6% and in South Korea by 13% in 2010.  Our active and executive distributor counts decreased 4% and 3%, respectively, in Japan in 2010 compared to 2009. In South Korea, our active and executive distributor counts increased 17% and 19%, respectively, comparing 2010 to 2009.

Local currency revenue in Japan decreased 4% in 2010 compared to 2009.  We continue to experience some weakness in Japan, as evidenced by the declines in both our active and executive distributors. The direct selling industry and most direct selling companies in Japan have been in decline for several years in this challenging market.  Increased regulatory and media scrutiny of the industry continues to negatively impact the industry and our business.  As a result of this increased scrutiny, we continue to focus on distributor compliance and have also been more cautious in both our corporate and our distributor’s marketing activities.  These challenges were partially offset by distributor and product initiatives, including the launch of the full ageLOC Transformation skin care system in the second quarter of 2010 and the limited offering of our ageLOC Vitality in the second half of 2010.  Local currency revenue in Japan decreased 8% year-over-year in the fourth quarter primarily due to a difficult comparison with the strong introduction of ageLOC Transformation in the fourth quarter of 2009.  We believe that we may continue to see modest local currency revenue declines during 2011, based on continued weakness in distributor numbers, the promotional nature of some of the revenue generated in connection with the launch of our ageLOC product platform, and our anticipation that difficult regulatory conditions will continue throughout 2011.

South Korea posted strong year-over-year local currency revenue growth of 36%.  This growth was driven by the introduction of our ageLOC Transformation skin care system, which generated approximately $20 million in sales during a limited offering in the first quarter of 2010, and continued excitement and sponsoring activities surrounding ageLOC Transformation throughout the remainder of the year.  This excitement contributed to the healthy growth in active and executive distributors in this market.

     Greater China.  The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2009	2010	Change

Taiwan	$91.7	$107.1	17%
China	71.1	91.4	29%
Hong Kong	47.6	69.7	46%
Greater China total	$210.4	$268.2	27%

Foreign currency exchange rate fluctuations positively impacted revenue in the Greater China region by 3% in 2010. Revenue growth in the region was driven by the introduction of ageLOC Transformation during the second quarter of 2010, generating approximately $20 million in sales during a limited offering of this product in connection with our Greater China Regional Convention.

Local currency revenue in Taiwan was up 11% in 2010 compared to 2009.  As discussed above, the growth was driven by the launch of ageLOC Transformation, which led to healthy growth in the number of active and executive distributors as well as revenue.  Active distributors in Taiwan increased 5% and executive distributors increased 1% compared to the prior-year period.

On a local currency basis, revenue in Mainland China increased 27% in 2010 compared to 2009.  Mainland China reported a 28% and 38% increase in our preferred customers and number of sales representatives, respectively, compared to the prior-year period.  Revenue and sales force growth in Mainland China were primarily the result of successful sales initiatives and excitement surrounding our ageLOC Transformation skin care system, which we introduced at the regional convention in the second quarter of 2010 and fully launched in Mainland China in the fourth quarter of 2010.  Strong sales of the ageLOC Edition Galvanic Spa System II also contributed to growth in this market. We continue to focus our efforts on managing our sales force to ensure compliance with our policies and local regulations in this market.

Hong Kong local currency revenue was up 47% in 2010 compared to 2009 primarily as a result of the introduction of our ageLOC Transformation skin care system at the regional convention in the second quarter.   Approximately $17 million of revenue was generated from convention sales to distributors from outside of Hong Kong. Executive and active distributors in Hong Kong were down 2% and 5%, respectively, compared to 2009.

Americas.  The following table sets forth revenue for the Americas region and its principal markets (U.S. dollars in millions):

	2009	2010	Change

United States	$218.6	$212.1	(3%)
Canada	23.5	23.9	2%
Latin America	18.8	14.0	(26%)
Americas total	$260.9	$250.0	(4%)

        Revenue in the United States declined 3% in 2010 compared to 2009. In the fourth quarter of 2010, U.S. revenue declined 23% compared to the same prior-year period. Approximately $17 million in sales at our global distributor convention held in the U.S. during the fourth quarter of 2009, and the introduction of our ageLOC Transformation skin care system in connection with the global convention created a difficult comparison for the fourth quarter of 2010. Excluding the impact of $11 million of 2009 global convention sales to non-U.S. based distributors, revenue in the U.S. would have been down 5% for the fourth quarter of 2010 and up 3% for the year compared to the same prior-year periods. Our recent growth initiatives have had less of an impact on distributor productivity and active distributor growth in the U.S. than in many of our other markets. We currently expect continued softness in the U.S. for the first half of 2011, offset by growth in the second half of the year in connection with our global convention in October. Active distributors in the U.S. decreased 4% in 2010 and executive distributors increased 1% compared to the prior-year period.

On a local currency basis, revenue decreased by 7% in Canada and by 19% in Latin America in 2010 compared to 2009, respectively.  Revenue declines in these markets were primarily a result of decreased distributor activity.

South Asia/Pacific.  The following table sets forth revenue for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2009	2010	Change

Singapore/Malaysia/Brunei	$49.2	$76.8	56%
Thailand	38.8	56.7	46%
Australia/New Zealand	14.2	21.7	53%
Indonesia	10.7	15.5	45%
Philippines	7.2	12.1	68%
South Asia/Pacific total	$120.1	$182.8	52%

Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 13% in 2010 compared to the same prior-year period.  Revenue growth was driven largely by strong sales and sponsoring activity in connection with the general launch of our ageLOC Transformation skin care system.  Continued interest in our TRA weight management products and ageLOC Edition Galvanic Spa System II also contributed to strong growth in this region.  Executive distributors in the region increased 33% while active distributors increased 18% compared to the prior year.

Europe.  The following table sets forth revenue for our Europe region (U.S. dollars in millions):

	2009	2010	Change

Europe	$133.6	$150.2	12%

Foreign currency exchange rate fluctuations negatively impacted revenue in Europe by 4% in 2010 compared to the prior year.  On a local currency basis, revenue in Europe grew by 16% in 2010 compared to 2009.  Growth in Europe was driven by sustained interest in our ageLOC anti-aging products and LifePak nutrition supplements.  We also began initial marketing activities in Ukraine during the fourth quarter of 2010.  Our active and executive distributor counts in our Europe region increased by 14% and 11%, respectively, in 2010 compared to 2009.

Gross profit

Gross profit as a percentage of revenue in 2010 increased to 82.3% compared to 81.7% in 2009.  The increase is a result of strong sales of our higher margin ageLOC products, and foreign currency benefits in 2010.  We anticipate that our gross profit as a percentage of revenue will remain at this level in 2011.

Selling expenses

Selling expenses remained relatively level as a percentage of revenue at 42.1% in 2010 compared to 42.0% in 2009.

As part of our compensation plan improvements, we increased our focus on distributor recognition. Accordingly, during 2010, the costs of certain incentive trips and other rewards earned by distributors, previously recorded as general and administrative expenses, have been reclassified as selling expenses. In order to provide a meaningful comparison, we have made this reclassification for both the current and prior-year periods.

General and administrative expenses

General and administrative expenses decreased as a percentage of revenue to 26.1% in 2010 from 27.8% in 2009, primarily as a result of increased revenue and controlled expenses.

Restructuring charges

During 2009, we recorded restructuring charges of $10.7 million primarily related to transformation efforts in Japan designed to improve operational efficiencies and align organizationally in Japan with how we are organized globally in our other markets. There were no similar charges in 2010.

Other income (expense), net

Other income (expense), net was $9.4 million of expense in 2010 compared to $6.6 million of expense in 2009.  The increase in expense is due primarily to the impact of changes in foreign currency exchange rates.  Because it is impossible to predict foreign currency fluctuations, we cannot estimate the degree to which our other income expense will be impacted in the future.  Other income (expense), net also includes approximately $5.8 million and $6.9 million in interest expense during 2010 and 2009, respectively.

Provision for income taxes

Provision for income taxes increased to $71.6 million in 2010 from $51.3 million in 2009. The effective tax rate decreased to 34.5% in 2010 from 36.3% of pre-tax income in 2009.  The lower income tax rate was due to an increased benefit relating to the expiration of the statute of limitations in 2010 compared to 2009.  We anticipate our tax rate will return to approximately 36.5% in 2011.

Net income

As a result of the foregoing factors, net income increased to $136.1 million in 2010 from $89.8 million in 2009.

2009 Compared to 2008

Overview

Revenue in 2009 increased 6% to $1.33 billion from $1.25 billion in 2008.  The introduction of our ageLOC Transformation skin care system at our global distributor convention held in Los Angeles during the fourth quarter of 2009 contributed to revenue growth during this period.  Foreign currency exchange fluctuations did not materially impact revenue in 2009 compared to 2008.  Revenue in 2009 was positively impacted by growth in all of our regions, driven largely by strong sales of our personal care products, including the Galvanic Spa System II with ageLOC Galvanic Spa Gels and our new ageLOCTransformation skin care system, as well as successful promotions of other key products.  Despite improving trends in Japan, we continued to see declines in our local currency revenue in that market.

Earnings per share in 2009 increased to $1.40 compared to $1.02 in 2008 on a diluted basis. The increase in earnings was largely the result of increased revenue, as discussed above, and transformation initiatives we executed over the previous several years to transform and align our business and operate more efficiently.  Earnings per share in 2009 and 2008 were also impacted by:

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

Foreign currency fluctuations positively impacted revenue by 3% in this region compared to the prior-year period.  Currency fluctuations positively impacted revenue in Japan by 10% and negatively impacted revenue in South Korea by 16% in 2009.  Our active and executive distributor counts decreased 10% and 5%, respectively, in Japan in 2009 compared to 2008. In South Korea, our active and executive distributor counts increased 18% and 20%, respectively, comparing 2009 to 2008.

      Local currency revenue in Japan declined 6% in 2009 compared to 2008. The revenue decline was largely due to the difficult industry and regulatory conditions in this market as previously discussed, which contributed to our decline in active and executive distributors. We believe that most direct selling companies also saw their businesses contract in this market in 2009. As a result of industry and regulatory challenges in this market, we focused on distributor compliance and were also more cautious in both our corporate and our distributor’s marketing activities. Local currency revenue in Japan decreased 1% year-over-year in the fourth quarter of 2009.

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

South Korea posted strong year-over-year local currency revenue growth of 12%.  This growth was fueled by strong distributor alignment behind our product and distributor initiatives, maintaining a vibrant sponsoring environment for our distributors and spurring significant growth in our active and executive distributors.  This revenue growth was more than offset by a weakening of the South Korean won during 2009.

Greater China.  The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2008	2009	Change

Taiwan	$92.3	$91.7	1%
China	65.3	71.1	9%
Hong Kong	52.4	47.6	(9%)
Greater China total	$210.0	$210.4	─

Foreign currency exchange rate fluctuations positively impacted revenue in the Greater China region by 1% in 2009.  Local currency revenue in Taiwan was up 4% in 2009 compared to 2008.  The executive distributor count in Taiwan was up 9% compared to the prior-year period, while the number of active distributors was up 12% when compared to the prior-year period.  In Taiwan, due to regulatory restrictions, we were unable to market the Galvanic Spa System II, which had been a primary growth initiative in our other markets.

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

Foreign currency exchange rate fluctuations negatively impacted revenue in Europe by 6% in 2009 compared to the prior year.  On a local currency basis, revenue in Europe grew by 26% in 2009 compared to 2008.  The strong growth in Europe was driven by strong sales force leadership and sustained interest in our Galvanic Spa System II and our products supported by the Pharmanex BioPhotonic Scanner, particularly in Eastern Europe where we had recently expanded our business, as well as growth in Russia and South Africa. We also began initial marketing activities in Turkey during the second quarter of 2009.  Our active and executive distributor counts in our Europe region increased by 12% and 16%, respectively, in 2009 compared to 2008.

Gross profit

Gross profit as a percentage of revenue in 2009 remained level with 2008 at 81.7%.

Selling expenses

Selling expenses decreased as a percentage of revenue to 42.0% in 2009 from 42.7% in 2008.  The decrease as a percentage of revenue was due primarily to modifications to our compensation plan to improve the alignment of our compensation plan incentives around more productive distributor activity. For both 2008 and 2009, the costs of certain incentive trips and other rewards earned by distributors, previously recorded as general and administrative expenses, have been reclassified as selling expenses.

General and administrative expenses

General and administrative expenses decreased as a percentage of revenue to 27.8% in 2009 from 28.9% in 2008, primarily as a result of increased revenue and our transformation to better leverage our overhead costs as we grow our revenue. General and administrative expenses were also positively impacted by our transformation efforts to reduce our overhead and general and administration expenses in Japan.

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

We typically generate positive cash flow from operations due to favorable margins.  We generated $187.9 million in cash from operations in 2010 compared to $133.9 million in 2009. This increase in cash generated from operations is primarily due to the increase in revenue in 2010 as well as increased profitability from our restructuring efforts.

As of December 31, 2010, working capital was $206.1 million compared to $152.7 million as of December 31, 2009.  Our working capital increased primarily due to an increase in cash and cash equivalents.  Cash and cash equivalents at December 31, 2010 were $230.3 million compared to $158.0 million at December 31, 2009.  The increase in cash was primarily the result of the increase in our cash generated from operations in 2010.

Capital expenditures in 2010 totaled $53.8 million, and we anticipate capital expenditures of approximately $65 million for 2011. These capital expenditures in 2011 are primarily related to:

•	purchases of computer systems and software, including equipment and development costs;

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China;

•	the building of a new warehouse in South Korea;

•	real estate acquisitions and initial development work related to the building of a new innovation center on our Provo, Utah campus; and

•	acquisition of our previously leased corporate headquarters buildings and distribution center in Provo, Utah.

We currently have debt pursuant to various credit facilities and other borrowings.  The following table summarizes these debt arrangements as of December 31, 2010:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2010(2)	Interest Rate	Repayment terms

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$34.3 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.8 billion yen ($22.0 million as of December 31, 2010)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($27.9 million as of December 31, 2010)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	2.2 billion yen ($26.7 million as of December 31, 2010)	3.3%	Notes due January 2017, with annual principal payments that began in January 2011.

2010 committed loan:
U.S. dollar denominated:	$30.0 million	$30.0 million	Variable 30 day: 1.26%	Amortizes at $1.5 million per quarter

2004 $25.0 million revolving credit facility	N/A	None	N/A

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries. The 2010 committed loan is also secured by deeds of trust with respect to our corporate headquarters and distribution center in Provo, Utah.

(2)
The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $13.3 million of the balance of our Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and $6.0 million of our 2010 committed loan.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions.  The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the year ended December 31, 2010, we repurchased approximately 2.2 million shares of Class A common stock under this program for approximately $58.5 million. In June 2010, our board of directors authorized an increase of $150.0 million in the amount available under our ongoing stock repurchase program.  At December 31, 2010, $153.6 million was available for repurchases under the stock repurchase program.

During each quarter of 2010, our board of directors declared cash dividends on our Class A common stock of $0.125 per share.  These quarterly cash dividends totaled approximately $31.2 million and were paid during 2010 to stockholders of record in 2010. The board of directors has approved an increased quarterly cash dividend of $0.135 per share of Class A common stock to be paid on March 16, 2011, to stockholders of record on February 25, 2011. Annually, this would increase the dividend to $0.54 from $0.50 in the prior year. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

Contractual Obligations and Contingencies

      The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2010 (U.S. dollars in thousands):

	Total	2011	2012-2013	2014-2015	Thereafter

Long-term debt obligations	$160,878	$27,865	$67,730	$38,242	$27,041
Operating lease obligations	61,931	15,073	26,069	20,631	158
Purchase obligations	111,942	68,351	22,319	20,161	1,111
Related party payable	16,995	16,995	—	—	—
Other long-term liabilities reflected on the balance sheet(1)	—	—	—	—	—
Total	$351,746	$128,284	$116,118	$79,034	$28,310

(1)	Other long-term liabilities reflected on the balance sheet of $71.5 million primarily consisting of long-term tax related balances, in which the timing of the commitments is uncertain.

Due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which we conduct business throughout the world.  We are currently involved in two separate disputes with the customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products totaling approximately 5.3 billion Japanese yen as of December 31, 2010 (approximately $65.3 million), net of any recovery of consumption taxes. We also recently were notified that we are likely to receive an additional assessment of 0.6 billion Japanese yen (approximately $7.7 million) related to the second dispute.

The first dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. The aggregate amount of these additional assessments is 2.7 billion Japanese yen (approximately $33.2 million as of December 31, 2010), net of any recovery of consumption taxes.  The dispute relates to whether we used the proper valuation method for these products in determining the applicable customs duties.  The primary legal issue in the case is whether the relevant import transaction is a sale between our third party manufacturers and our Japan subsidiary, or a sale between our US subsidiary and our Japan subsidiary. In 1999, we worked with the Yokohama Customs authorities to restructure the form of the relevant transactions in order to have the import transaction be a sale between our third party manufacturers and our Japan subsidiary, and thus have the duties assessed on the price paid to our third party manufacturers. With the input and guidance of the Yokohama Customs authorities, we restructured the form of the transaction and the agreements between the relevant parties based on these discussions so that our US subsidiary would be acting on behalf of our Japan subsidiary with respect to the purchase of these products rather than as a buyer/seller. Our Japan subsidiary entered into a Memorandum of Understanding with each of our third party manufacturers of the relevant products, which provided that our Japan subsidiary was the purchaser of the products and that our US subsidiary was acting for and on behalf of our Japan subsidiary with respect to these products. Our Japan subsidiary also entered into a Memorandum of Understanding with our US subsidiary documenting the same agency relationship. We believe that these legal documents establish that our US subsidiary was acting as an agent and not buyer and seller of the relevant products. The additional assessment of duties by Yokohama Customs was based on its re-characterization of the transaction as a sale between our US subsidiary and our Japan subsidiary for custom law purposes despite the legal form of the transaction. We do not believe the legal documentation supports the re-characterization of these transactions. Yokohama Customs has raised several issues to support its re-characterization, including the fact that we have treated the relevant transaction as a sale between our US subsidiary and Japan subsidiary for income tax purposes. However, we believe that the relevant income tax and transfer pricing rules and regulations apply different standards and are not relevant to the customs issue.  Because we believe that the legal documentation for these transactions support our position, we filed a complaint in the Tokyo District Court Civil Action Section in December 2006 to have the Ministry of Finance’s affirmation of the additional assessments reversed. The final hearing on this matter was held on February 1, 2011 and the court indicated it would issue a decision on this case on March 25, 2011. Either party has the right to appeal this decision.  If we receive an adverse decision in this case, we may be required to record an expense for the full amount of the disputed assessments, or $33.2 million.

The second dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through November 2008 in connection with an audit in 2009, as well as the disputed portion of our current import duty rate we have been required to pay or hold in bond, and have paid under protest, since October of 2009. The aggregate amount of these additional assessments and disputed duties is 2.6 billion Japanese yen as of December 31, 2010 (approximately $32.1 million), net of any recovery of consumption taxes.  We were also recently notified that we are likely to be assessed an additional 0.6 billion Japanese yen (approximately $7.7 million), net of any recovery of consumption taxes based on an audit of the period of November 2008 through September 2009. With this assessment, we have been required to pay or hold in bond amounts for all periods from October 2006 to present and we believe that additional assessments related to any prior period would be barred by applicable statutes of limitations. In July 2005, we changed our operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation in the first dispute (i.e., whether our US subsidiary was acting as an agent for our Japan subsidiary or was acting as the seller). However, in October 2009 we received notice from Yokohama Customs authorities that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 based on their view that we were not utilizing the proper valuation method.  The basis for such additional assessment is different from the issues that are being litigated in the first dispute. The issue in this second case is whether a US entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected.  We have appealed the matter to the Ministry of Finance in Japan.  In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports.  Because we believe that the higher rate determined by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets in our consolidated financial statements. To the extent that we ares unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely be required to record an expense for the full amount of the disputed assessments, or $32.1 million as of December 31, 2010.

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

	As of December 31, 2008		As of December 31, 2009		As of December 31, 2010
	Active	Executive	Active	Executive	Active	Executive

North Asia	326,000	13,937	319,000	14,144	329,000	14,687
Greater China	115,000	6,323	106,000	6,938	118,000	8,015
Americas	171,000	4,876	171,000	5,522	161,000	5,305
South Asia/Pacific	66,000	2,541	71,000	2,950	84,000	3,930
Europe	83,000	2,911	94,000	3,385	107,000	3,739
Total	761,000	30,588	761,000	32,939	799,000	35,676

Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2009				2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$ 296.2	$ 322.6	$ 334.2	$ 378.1	$ 364.1	$ 388.4	$ 383.6	$ 401.2
Gross profit	242.4	261.9	272.1	311.0	299.3	320.4	314.8	330.3
Operating income	20.2	34.4	40.9	52.2	46.1	59.2	52.9	58.9
Net income	11.8	22.1	25.6	30.3	31.0	32.4	35.3	37.3
Net income per share:
Basic	0.19	0.35	0.41	0.48	0.50	0.51	0.57	0.60
Diluted	0.19	0.35	0.40	0.47	0.48	0.50	0.55	0.58

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for our reporting period beginning January 3, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective our reporting period beginning January 1, 2011.   Adoption of this new guidance will not have a material impact on our unaudited condensed consolidated financial statements.

During the first quarter of 2010, we adopted new accounting guidance issued by the Financial Accounting Standards Board ("FASB") related to transfers of financial assets.  This guidance modifies the requirements for derecognizing financial assets from a transferor's balance sheet and requires additional disclosures about transfers of financial assets and any continuing involvement by the transferor.  The new guidance did not have a significant impact on our operating results, financial condition or disclosures.

In October 2009, the FASB issued amendments to the criteria for separating consideration in multiple-deliverable arrangements.  These amendments will establish a selling price hierarchy for determining the selling price of a deliverable.  The amendments will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  These amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  These amendments will expand disclosures related to vendor’s multiple-deliverable revenue arrangements.  These amendments will be effective for our fiscal 2011 year end.  We are currently evaluating the impact these amendments will have on our consolidated financial statements and disclosures.

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

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States.  The local currency of each of our Subsidiaries’ primary markets is considered the functional currency.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Japan, any weakening of the yen negatively impacts reported revenue and profits, whereas a strengthening of the yen positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operation or financial condition. However, based on current exchange rate levels, we currently anticipate that foreign currency fluctuations will have a positive impact on reported revenue in 2011.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At December 31, 2010, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $22.2 million to cash flow hedges for forecasted foreign-currency-denominated intercompany transactions.  At December 31, 2009, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $3.0 million to hedge forecasted foreign-currency-denominated intercompany transactions.  Because of our foreign exchange contracts at December 31, 2010, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2009				2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan(1)	93.6	97.3	93.5	89.9	90.6	92.0	85.7	82.6
Taiwan	34.0	33.1	32.8	32.3	31.9	31.8	31.9	30.3
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	1,418.4	1,282.8	1,237.3	1,167.4	1,142.0	1,163.2	1,182.3	1,133.5
Malaysia	3.6	3.5	3.5	3.4	3.4	3.2	3.2	3.1
Thailand	35.3	34.7	34.0	33.3	32.9	32.4	31.6	30.0
China	6.8	6.8	6.8	6.8	6.8	6.8	6.8	6.7
Singapore	1.5	1.5	1.4	1.4	1.4	1.4	1.4	1.3
Canada	1.2	1.2	1.1	1.1	1.0	1.0	1.0	1.0

(1)	As of February 1, 2011, the exchange rate of U.S. $1 into the Japanese yen was approximately 81.35.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2009	2010
ASSETS
Current assets
Cash and cash equivalents	$158,045	$230,337
Accounts receivable	22,513	25,701
Inventories, net	105,661	114,475
Prepaid expenses and other	51,724	52,013
	337,943	422,526

Property and equipment, net	79,356	133,722
Goodwill	112,446	112,446
Other intangible assets, net	81,968	78,270
Other assets	136,736	145,260
Total assets	$748,449	$892,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,292	$25,480
Accrued expenses	124,520	146,108
Current portion of long-term debt	35,400	27,865
Related party payable	─	16,995
	185,212	216,448

Long-term debt	121,119	133,013
Other liabilities	66,431	71,514
Total liabilities	372,762	420,975

Commitments and contingencies (Notes 9, 13 and 19)

Stockholders’ equity
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	232,219	256,505
Treasury stock, at cost – 27.8 and 28.5 million shares	(433,567)	(476,748)
Accumulated other comprehensive loss	(68,134)	(58,539)
Retained earnings	645,078	749,940
	375,687	471,249
Total liabilities and stockholders’ equity	$748,449	$892,224

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2009	2010

Revenue	$1,247,646	$1,331,058	$1,537,259
Cost of sales	228,597	243,648	272,431

Gross profit	1,019,049	1,087,410	1,264,828

Operating expenses:
Selling expenses	533,151	559,605	646,348
General and administrative expenses	360,470	369,368	401,418
Restructuring charges	—	10,724	—

Total operating expenses	893,621	939,697	1,047,766

Operating income	125,428	147,713	217,062
Other income (expense), net (Note 22)	(24,775)	(6,589)	(9,449)

Income before provision for income taxes	100,653	141,124	207,613
Provision for income taxes	35,306	51,279	71,562

Net income	$65,347	$89,845	$136,051

Net income per share:
Basic	$1.03	$1.42	$2.18
Diluted	$1.02	$1.40	$2.11

Weighted-average common shares outstanding (000s):
Basic	63,510	63,333	62,370
Diluted	64,132	64,296	64,547

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2008	$91	$209,821	$(413,976)	$(67,759)	$546,832	$275,009

Comprehensive income:
Net income	—	—	—	—	65,347	65,347
Foreign currency translation adjustment	—	—	—	(2,302)	—	(2,302)
Total comprehensive income	—	—	—	—	—	63,045
Repurchase of Class A common stock (Note 10)	—	—	(6,093)	—	—	(6,093)
Exercise of employee stock options (401,000 shares)	—	772	3,052	—	—	3,824
Excess tax benefit from equity awards	—	1,062	—	—	—	1,062
Stock-based compensation	—	7,273	—	—	—	7,273
Cash dividends	—	—	—	—	(27,940)	(27,940)
Balance at December 31, 2008	91	218,928	(417,017)	(70,061)	584,239	316,180

Comprehensive income:
Net income	—	—	—	—	89,845	89,845
Foreign currency translation adjustment	—	—	—	1,830	—	1,830
Net unrealized gains on foreign currency cash flow hedges	—	—	—	97	—	97
Total comprehensive income	—	—	—	—	—	91,772
Repurchase of Class A common stock (Note 10)	—	—	(21,144)	—	—	(21,144)
Exercise of employee stock options (614,000 shares)/vesting of stock awards	—	1,633	4,594	—	—	6,227
Excess tax benefit from equity awards	—	1,669	—	—	—	1,669
Stock-based compensation	—	9,989	—	—	—	9,989
Cash dividends	—	—	—	—	(29,006)	(29,006)
Balance at December 31, 2009	91	232,219	(433,567)	(68,134)	645,078	375,687

Comprehensive income:
Net income	—	—	—	—	136,051	136,051
Foreign currency translation adjustment	—	—	—	9,661	—	9,661
Net unrealized gains on foreign currency cash flow hedges	—	—	—	60	—	60
Less: reclassification adjustment for realized gains in current earnings	—	—	—	(126)	—	(126)
Total comprehensive income	—	—	—	—	—	145,646
Repurchase of Class A common stock (Note 10)	—	—	(58,516)	—	—	(58,516)
Reclassification of treasury shares held by subsidiary	—	3,122	(3,122)	—	—	—
Exercise of employee stock options (1.5 million shares)/vesting of stock awards	—	2,724	18,457	—	—	21,181
Excess tax benefit from equity awards	—	7,605	—	—	—	7,605
Stock-based compensation	—	10,835	—	—	—	10,835
Cash dividends	—	—	—	—	(31,189)	(31,189)
Balance at December 31, 2010	$91	$256,505	$(476,748)	$(58,539)	$749,940	$471,249

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income	$65,347	$89,845	$136,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,393	28,557	29,616
Foreign currency (gains)/losses	18,409	(1,966)	3,681
Stock-based compensation	7,273	9,989	10,835
Deferred taxes	(4,078)	12,350	(13,735)
Changes in operating assets and liabilities:
Accounts receivable	7,069	(7,043)	(6,649)
Inventories, net	(14,910)	9,740	(4,293)
Prepaid expenses and other	4,260	(3,850)	3,854
Other assets	1,699	(18,690)	(1,631)
Accounts payable	(6,139)	3,602	(568)
Accrued expenses	(3,250)	8,598	13,777
Other liabilities	(2,766)	2,812	16,945

Net cash provided by operating activities	103,307	133,944	187,883

Cash flows from investing activities:
Purchase of property and equipment	(16,007)	(20,215)	(53,783)
Proceeds on investment sales	19,135	—	—
Purchases of investments	(13,910)	—	—

Net cash used in investing activities	(10,782)	(20,215)	(53,783)

Cash flows from financing activities:
Payment of cash dividends	(27,940)	(29,006)	(31,189)
Repurchase of shares of common stock	(6,094)	(21,144)	(58,516)
Exercise of distributor and employee stock options	3,824	6,227	21,181
Income tax benefit of options exercised	227	1,101	6,908
Payments on long-term debt	(32,711)	(30,188)	(37,401)
Proceeds from long-term debt	—	—	30,000

Net cash used in financing activities	(62,694)	(73,010)	(69,017)

Effect of exchange rate changes on cash	(2,572)	2,740	7,209

Net increase in cash and cash equivalents	27,259	43,459	72,292

Cash and cash equivalents, beginning of period	87,327	114,586	158,045

Cash and cash equivalents, end of period	$114,586	$158,045	$230,337

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.           The Company

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services.  The Company reports revenue from five geographic regions:  North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; Americas, which consists of the United States, Canada and Latin America; South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; and Europe, which consists of several markets in Europe as well as Israel, Russia and South Africa (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

2.           Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and the Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

The preparation of these financial statements, in conformity with accounting principles generally accepted in the United States of America, required management to make estimates and assumptions that affected the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from these estimates.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method.  The Company had reserves for obsolete inventory totaling $6.4 million and $10.5 million as of December 31, 2009 and 2010, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2009	2010

Raw materials	$31,557	$31,497
Finished goods	74,104	82,978
	$105,661	$114,475

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings	39 years
Furniture and fixtures	5 - 7 years
Computers and equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Scanners	3 years
Vehicles	3 - 5 years

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

Revenue recognition

Revenue is recognized when products are shipped, which is when title and risk of loss pass to independent distributors and preferred customers who are the Company’s customers.  A reserve for product returns is accrued based on historical experience totaling $2.9 million and $3.3 million as of December 31, 2009 and 2010, respectively.  The Company generally requires cash or credit card payment at the point of sale.  The Company has determined that no allowance for doubtful accounts is necessary.  Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue.  The global compensation plan for the Company’s distributors generally does not provide rebates or selling discounts to distributors who purchase its products and services.  The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

Advertising expenses

Advertising costs are expensed as incurred.  Advertising expense incurred for the years ended December 31, 2008, 2009 and 2010 totaled approximately $1.7 million, $2.0 million and $2.1 million, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

As part of the Company’s compensation plan improvements, the Company increased its focus on distributor recognition.  Accordingly, during 2010, the costs of certain incentive trips and other rewards earned by distributors, previously recorded as general and administrative expenses, have been reclassified as selling expenses. In order to provide a meaningful comparison, the Company has made this reclassification for both the current and prior-year periods

Research and development

The Company’s research and development activities are conducted primarily through its Pharmanex division.  Research and development costs are included in general and administrative expenses in the accompanying consolidated statements of income and are expensed as incurred and totaled $9.6 million, $10.4 million and $12.4 million  in 2008, 2009 and 2010, respectively.

Deferred tax assets and liabilities

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of December 31, 2010, the Company has net deferred tax assets of $59.9 million.   The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.  The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2005, 2006, 2007 and 2008 tax years.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005.  For the tax year 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).  The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2010 and 2011 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.  In major foreign jurisdictions, the Company in no longer subject to income tax examinations for years before 2003.  Along with the IRS examination, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (U.S. dollars in thousands):

Gross Balance at January 1, 2008	$31,875
Increases related to current year tax positions	1,494
Settlements	(14)
Decreases due to lapse of statutes of limitations	(5,977)
Currency adjustments	3,537
Gross Balance at December 31, 2008	$30,915

Gross Balance at January 1, 2009	$30,915
Increases related to prior year tax positions	2
Increases related to current year tax positions	3,618
Settlements	(946)
Decreases due to lapse of statutes of limitations	(4,858)
Currency adjustments	(456)
Gross Balance at December 31, 2009	$28,275

Gross Balance at January 1, 2010	$28,275
Decreases related to prior year tax positions	(1,206)
Increases related to current year tax positions	2,236
Settlements	─
Decreases due to lapse of statutes of limitations	(15,395)
Currency adjustments	911
Gross Balance at December 31, 2010	$14,821

At December 31, 2010, the Company had $14.8 million in unrecognized tax benefits of which $2.4 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2009, the Company had $28.3 million in unrecognized tax benefits of which $4.4 million, if recognized, would affect the effective tax rate.  The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $8 to $11 million.

During each of the years ended December 31, 2008, 2009 and 2010, the Company recognized approximately $0.5 million, $0.1 million and ($1.7) million, respectively in interest and penalties expenses/(benefits).  The Company had approximately $3.2 million, $3.3 million and $1.6 million of accrued interest and penalties related to uncertain tax positions at December 31, 2008, 2009 and 2010, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

      The total compensation expense related to equity compensation plans was approximately $7.3 million, $10.0 million and $10.8 million for the years ended December 31, 2008, 2009 and 2010. For the years ended December 31, 2008, 2009 and 2010, all stock-based compensation expense was recorded within general and administrative expenses.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for the Company with the reporting period beginning January 3, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011.  Adoption of this new guidance will not have a material impact on the Company’s unaudited condensed consolidated financial statements.

During the first quarter of 2010, the Company adopted new accounting guidance issued by the Financial Accounting Standards Board ("FASB") related to transfers of financial assets.  This guidance modifies the requirements for derecognizing financial assets from a transferor's balance sheet and requires additional disclosures about transfers of financial assets and any continuing involvement by the transferor.  The new guidance did not have a significant impact on the Company’s operating results, financial condition or disclosures.

In October 2009, the FASB issued amendments to the criteria for separating consideration in multiple-deliverable arrangements.  These amendments will establish a selling price hierarchy for determining the selling price of a deliverable.  The amendments will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  These amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  These amendments will expand disclosures related to vendor’s multiple-deliverable revenue arrangements.  These amendments will be effective for the Company’s fiscal 2011 year end. The Company is currently evaluating the impact these amendments will have on its consolidated financial statements and disclosures.

       In June 2009, the FASB amended the consolidation accounting guidance. Effective January 1, 2010, the Company is are required to qualitatively assess the determination of its being the primary beneficiary (“consolidator”) of a variable interest entity (“VIE”) on whether it (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. It also requires an ongoing reconsideration of the primary beneficiary and amends events that trigger a reassessment of whether an entity is a VIE. The new model is applicable to all new and existing VIEs. The adoption of this new guidance on January 1, 2010, had no impact on the Company’s consolidated financial position or results of operation.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

The prospective adoption of this guidance to new transfers of financial assets beginning January 1, 2010, had no impact on the Company’s consolidated financial position or results of operation.

3.           Related Party Transactions

The Company leased corporate office and warehouse space from two entities that are owned by certain officers and directors of the Company.  Total lease payments to these two affiliated entities were $3.8 million, $3.9 million and $3.6 million for the years ended December 31, 2008, 2009 and 2010.  On December 30, 2010, the Company purchased the corporate office and warehouse space from these two affiliated entities for approximately $33.0 million.  Approximately $16.0 million was paid in cash and the remaining $17.0 million (see related party payable on the consolidated balance sheet) was paid in January 2011.

4.           Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2009	2010

Land	$ ─	$16,480
Buildings	─	41,496
Furniture and fixtures	54,261	46,799
Computers and equipment	91,481	87,653
Leasehold improvements	68,780	56,393
Scanners	18,784	9,469
Vehicles	1,943	2,222
	235,249	260,512
Less: accumulated depreciation	(155,893)	(126,790)
	$79,356	$133,722

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Depreciation of property and equipment totaled $24.4 million, $21.8 million and $22.7 million for the years ended December 31, 2008, 2009 and 2010.

5.           Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2009	2010

Goodwill	$112,446	$112,446
Trademarks and trade names	24,599	24,599
	$137,045	$137,045

	December 31, 2009		December 31, 2010
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$46,482	$15,390	$46,482	$18,423	18 years
Developed technology	22,500	12,612	22,500	13,436	20 years
Distributor network	11,598	8,085	11,598	8,587	15 years
Trademarks	13,316	8,837	13,323	9,524	15 years
Other	29,755	21,358	32,989	23,251	5 years
	$123,651	$66,282	$126,892	$73,221	15 years

Amortization of finite-life intangible assets totaled $6.0 million, $6.8 million and $6.9 million for the years ended December 31, 2008, 2009 and 2010, respectively.  Annual estimated amortization expense is expected to approximate $6.0 million for each of the five succeeding fiscal years.

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

6.           Other Assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2009	2010

Deferred taxes	$49,030	$45,027
Deposits for noncancelable operating leases	20,713	14,261
Deposit for customs assessment (Note 19)	46,476	65,255
Other	20,517	20,717
	$136,736	$145,260

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7.           Accrued Expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2009	2010

Accrued commissions and other payments to distributors	$50,332	$66,335
Other taxes payable	5,596	15,948
Accrued payroll and payroll taxes	12,790	13,063
Accrued payable to vendors	12,438	9,744
Accrued severance	2,537	112
Other accrued employee expenses	15,800	19,704
Other	25,027	21,202
	$124,520	$146,108

8.           Long-Term Debt

The following tables summarize the Company’s long-term debt arrangements as of December 31, 2010:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2010(2)	Interest Rate	Repayment terms

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$34.3 million	6.2%	Notes due July 2016, with annual principal payments that began in July 2010.

	$20.0 million	$20.0 million	6.2%	Notes due January 2017, with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.8 billion yen ($22.0 million as of December 31, 2010)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($27.9 million as of December 31, 2010)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	2.2 billion yen ($26.7 million as of December 31, 2010)	3.3%	Notes due January 2017, with annual principal payments that began in January 2011.

2010 committed loan:
U.S. dollar denominated:	$30.0 million	$30.0 million	Variable 30 day: 1.26%	Amortizes $1.5 million per quarter

2004 $25.0 million revolving credit facility	N/A	None	N/A

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company's domestic subsidiaries and by pledges of 65% of the outstanding stock of its material foreign subsidiaries.  The 2010 committed loan is also secured by deeds of trust with respect to the Company’s corporate headquarters and distribution center in Provo, Utah.

(2)
The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) includes $13.3 million of the balance of its Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility, $8.6 million of the balance on its U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and $6.0 million of its 2010 committed loan.

Interest expense relating to debt totaled $7.8 million, $6.9 million and $5.8 million for the years ended December 31, 2008, 2009 and 2010, respectively.

The notes and shelf facility contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type, including a requirement to maintain a minimum cash balance of $65.0 million.  As of December 31, 2010, the Company is in compliance with all financial covenants under the notes and shelf facility.

Maturities of all long-term debt at December 31, 2010, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2011	$27,865
2012	27,865
2013	39,865
2014	21,865
2015	16,377
Thereafter	27,041
Total	$160,878

9.           Lease Obligations

The Company leases office space and computer hardware under noncancelable long-term operating leases.  Most leases include renewal options of at least three years.  Minimum future operating lease obligations at December 31, 2010 are as follows (U.S. dollars in thousands):

Year Ending December 31,

2011	$15,073
2012	13,598
2013	12,471
2014	10,497
2015	10,134
Thereafter	158
Total	$61,931

Rental expense for operating leases totaled $33.5 million, $33.8 million and $28.8 million for the years ended December 31, 2008, 2009 and 2010, respectively.

10.                                Capital Stock

The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share, and 100 million shares of Class B common stock, par value $.001 per share.  The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company’s Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder.  All outstanding Class B shares have been converted to Class A shares.  As of December 31, 2010 and 2009, there were no preferred or Class B common shares outstanding.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2008	2009	2010

Basic weighted-average common shares outstanding	63,510	63,333	62,370
Effect of dilutive securities: Stock awards and options	622	963	2,177
Diluted weighted-average common shares outstanding	64,132	64,296	64,547

    For the years ended December 31, 2008, 2009 and 2010, other stock options totaling 5.0 million, 4.8 million and 0.4 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Repurchases of common stock

   The board of directors has approved a stock repurchase program authorizing the Company to repurchase the Company’s outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from the Company’s equity incentive plans and for strategic initiatives. During the years ended December 31, 2008, 2009 and 2010, the Company repurchased approximately  0.4 million, 1.2 million and 2.2 million shares of Class A common stock for an aggregate price of approximately $6.1 million, $21.1 million and $58.5 million, respectively. Between August 1998 and December 31, 2010, the Company repurchased a total of approximately 21.8 million shares of Class A common stock under this program for an aggregate price of approximately $332.3 million. In June 2010, the Company’s board of directors authorized an increase of $150.0 million in the amount available under the Company’s ongoing stock repurchase program.  At December 31, 2010, $153.6 million was available for repurchases under the stock repurchase program.

11.           Stock–Based Compensation

At December 31, 2010, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

During the year ended December 31, 1996, the Company’s board of directors adopted the Nu Skin Enterprises, Inc., 1996 Stock Incentive Plan (the “1996 Stock Incentive Plan”).  In April 2006, the Company’s Board of Directors approved the Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”).  The 2006 Stock Incentive Plan was approved by the Company’s stockholders at the Company’s 2006 Annual Meeting of Stockholders held in May of 2006.  The 1996 Stock Incentive Plan and the 2006 Stock Incentive Plan provide for granting of stock awards and options to purchase common stock to executives, other employees, independent consultants and directors of the Company and its Subsidiaries.  Stock options granted under these plans are generally non-qualified stock options, but the plans permit some stock options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the stock option grant date.  The contractual term of stock options granted since 1996 is generally ten years.  However, for stock options granted beginning in the second quarter of 2006, the contractual term has been shortened to seven years.  Currently, all shares issued upon the exercise of stock options are from the Company’s treasury shares.  With the adoption of the 2010 Omnibus Incentive Plan discussed below, no further grants will be made under the 1996 Stock Incentive Plan or the 2006 Stock Incentive Plan.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

     In April 2010, the Company’s Board of Directors approved the Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (the “2010 Omnibus Incentive Plan”).  This plan was approved by the Company’s stockholders at the Company’s 2010 Annual Meeting of Stockholders held in May of 2010.  The 2010 Omnibus Incentive Plan provides for granting of a variety of equity based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share based awards, performance cash, performance shares and performance units to executives, other employees, independent consultants and directors of the Company and its subsidiaries.  Options granted under the 2010 Omnibus Incentive Plan are generally non-qualified stock options, but the 2010 Omnibus Incentive Plan permits some stock options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the stock option grant date.  The contractual term of a stock option granted under the 2010 Omnibus Incentive Plan is seven years.  Currently, all shares issued upon the exercise of stock options are from the Company’s treasury shares.  Seven million shares, subject to certain adjustments, were uthorized for issuance under the 2010 Omnibus Incentive Plan.

    The Company has traditionally granted time-vested options.  However, the Company has made several performance based grants over the last four years.   The following is a summary of the terms of the two most significant grants of performance awards.  The compensation committee of the board of directors approved the grant of performance stock options to certain senior level executives in the fourth quarter of 2007 under the 2006 Stock Incentive Plan. Vesting for the options is performance based, with the options vesting in two installments if the Company’s earnings per share equal or exceed the two established performance levels, measured in terms of diluted earnings per share. Fifty percent of the options vest upon earnings per share meeting or exceeding the first performance level and fifty percent of the options vest upon earnings per share meeting or exceeding the second performance level. As of December 31, 2010, both of the performance levels were met for these performance stock options, which resulted in cumulative compensation expense of $8.3 million.

    In November 2010, the compensation committee of the board of directors approved the grant of performance stock options to certain key employees under the 2010 Omnibus Incentive Plan. Vesting for the options is performance based, with the options vesting in three installments if the Company’s earnings per share equal or exceed the three established performance levels, measured in terms of diluted earnings per share. One third of the options will vest upon earnings per share meeting or exceeding the first performance level, one third of the options will vest upon earnings per share meeting or exceeding the second performance level and one third of the options will vest upon earnings per share meeting or exceeding the third performance level. All unvested options will terminate upon the Company’s failure to meet certain performance thresholds for each of years 2013 through 2015.  In addition, all unvested options will terminate on March 30, 2016. The Company records an expense each period for the estimated amount of expense associated with the Company’s projected achievement of the performance based targets.

    The Company has also issued other performance based awards to a limited number of participants that similarly vest, or become eligible for vesting, upon achievement of various performance targets.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2008	2009	2010

Weighted average grant date fair value of grants	$4.69	$2.84	$8.61
Risk-free interest rate(1)	3.0%	2.3%	1.8%
Dividend yield(2)	2.6%	3.2%	2.6%
Expected volatility(3)	36.1%	40.7%	37.8%
Expected life in months(4)	58 months	69 months	69 months

(1)	The risk-free interest rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.

(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.

(3)	Expected volatility is based on the historical volatility of our stock price, over a period similar to the expected life of the option.

(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    Options under the plans as of December 31, 2010 and changes during the year ended December 31, 2010 were as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options activity – service based
Outstanding at December 31, 2009	5,792.0	$14.82
Granted	209.5	26.14
Exercised	(1,298.8)	13.24
Forfeited/cancelled/expired	(218.8)	14.53
Outstanding at December 31, 2010	4,483.9	15.82	4.31	$64,734
Exercisable at December 31, 2010	2,747.6	17.63	3.76	34,707

Options activity – performance based
Outstanding at December 31, 2009	1,742.5	$17.03
Granted	2,121.5	30.31
Exercised	(242.5)	16.65
Forfeited/cancelled/expired	(35.0)	18.03
Outstanding at December 31, 2010	3,586.5	24.90	5.71	$19,563
Exercisable at December 31, 2010	665.0	17.07	4.07	8,773

Options activity – all options
Outstanding at December 31, 2009	7,534.5	$15.33
Granted	2,331.0	29.93
Exercised	(1,541.3)	13.77
Forfeited/cancelled/expired	(253.8)	15.02
Outstanding at December 31, 2010	8,070.4	19.86	4.93	$84,298
Exercisable at December 31, 2010	3,412.6	17.52	3.83	43,480

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.  This amount varies based on the fair market value of the Company’s stock.  The total fair value of options vested and expensed was $4.8 million, net of tax, for the year ended December 31, 2010.

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2008, 2009 and 2010, were as follows (in millions):

	December 31,
	2008	2009	2010

Cash proceeds from stock options exercised	$3.8	$6.2	$21.2
Tax benefit realized for stock options exercised	1.2	2.9	10.3
Intrinsic value of stock options exercised	0.2	8.2	25.4

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Nonvested restricted stock awards as of December 31, 2010 and changes during the year ended December 31, 2010 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value

Nonvested at December 31, 2009	340.3	$17.12

Granted	338.9	25.98
Vested	(140.0)	16.65
Forfeited	(8.9)	18.82

Nonvested at December 31, 2010	530.3	22.88

As of December 31, 2010, there was $8.9 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.5 years.  As of December 31, 2010, there was $22.4 million of unrecognized stock-based compensation expense related to nonvested stock option awards.  That cost is expected to be recognized over a weighted-average period of 3.9 years.

12.           Income Taxes

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2008, 2009 and 2010 (U.S. dollars in thousands):

	2008	2009	2010

U.S.	$52,756	$71,338	$141,069
Foreign	47,897	69,786	66,544
Total	$100,653	$141,124	$207,613

The provision for current and deferred taxes for the years ended December 31, 2008, 2009 and 2010 consists of the following (U.S. dollars in thousands):

	2008	2009	2010
Current
Federal	$10,524	$9,409	$45,761
State	2,620	1,690	3,825
Foreign	22,408	27,784	27,450
	35,552	38,883	77,036
Deferred
Federal	713	14,266	(2,558)
State	(345)	937	212
Foreign	(614)	(2,807)	(3,128)
	(246)	12,396	(5,474)
Provision for income taxes	$35,306	$51,279	$71,562

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2009	2010
Deferred tax assets:
Inventory differences	$3,777	$5,572
Foreign tax credit and other foreign benefits	34,717	25,408
Stock-based compensation	8,251	9,632
Accrued expenses not deductible until paid	25,211	28,325
Foreign currency exchange	8,934	17,727
Net operating losses	14,430	12,481
Capitalized research and development	19,175	18,295
Asian marketing rights	1,095	483
Other	5,839	7,023
Gross deferred tax assets	121,429	124,946
Deferred tax liabilities:
Exchange gains and losses	3,299	4,763
Pharmanex intangibles step-up	13,514	12,923
Amortization of intangibles	8,768	10,193
Foreign outside basis in controlled foreign corporation	10,137	10,683
Prepaid expenses	11,239	11,239
Other	2,025	3,921
Gross deferred tax liabilities	48,982	53,722
Valuation allowance	(11,150)	(11,351)
Deferred taxes, net	$61,297	$59,873

At December 31, 2010, the Company had foreign operating loss carryforwards of approximately $54.7 million for tax purposes, which will be available to offset future taxable income.  If not used, $20.7 million of carryforwards will expire between 2011 and 2020, while $34.0 million do not expire.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2009	2010

Net current deferred tax assets	$23,541	$26,094
Net noncurrent deferred tax assets	49,030	45,027
Total net deferred tax assets	72,571	71,121

Net current deferred tax liabilities	—	8
Net noncurrent deferred tax liabilities	11,274	11,240
Total net deferred tax liabilities	11,274	11,248
Deferred taxes, net	$61,297	$59,873

The Company is subject to regular audits by federal, state and foreign tax authorities.  These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2008, 2009 and 2010 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2008	2009	2010

Income taxes at statutory rate	35.00%	35.00%	35.00%
Non-deductible expenses	.23	.24	.10
Other	(.15)	1.10	(.63)
	35.08%	36.34%	34.47%

The increase in the effective tax rate in 2009 compared to 2008 was due to a reduced benefit relating to the expiration of the statute of limitations. The decrease in the effective tax rate in 2010 compared to 2009 was due primarily to the increased benefit relating to the expiration of the statute of limitations in certain tax jurisdictions.

13.           Employee Benefit Plan

       The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive the Company’s matching funds. In 2008, 2009, and 2010 the Company matched employees’ base pay up to 3%, 3.5% and 4%, respectively. In 2008, the Company’s contributions vested evenly over four years. In 2009 and 2010 the Company’s contributions cliff vest at two years. The Company recorded compensation expense of $1.3 million, $1.7 million and $2.1 million for the years ended December 31, 2008, 2009 and 2010, respectively, related to its contributions to the plan.

    The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $6.9 million, $5.9 million and $7.4 million as of December 31, 2008, 2009 and 2010, respectively. Although Nu Skin Japan has not specifically funded this obligation, as it is not required to do so, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.9 million, $0.6 million and $1.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

14.           Executive Deferred Compensation Plan

The Company has an executive deferred compensation plan for select management personnel.  Under this plan, the Company may make a contribution of up to 10% of a participant’s salary.  In addition, each participant has the option to defer a portion of their compensation up to a maximum of 80% of their compensation.  Participant contributions are immediately vested.  Company contributions vest on the earlier of:  (a) attaining 60 years of age; (b) 50% after ten years of service and 5% each year of service thereafter; and (c) death or disability.  The Company recorded compensation expense of $0.8 million, $1.1 million and $3.4 million for the years ended December 31, 2008, 2009 and 2010, respectively, related to its contributions to the plan.  The Company had accrued $10.0 million and $15 million as of December 31, 2009 and 2010, respectively, related to the Executive Deferred Compensation Plan.

15.           Derivative Financial Instruments

At December 31, 2009, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $3.0 million to hedge forecasted foreign-currency-denominated intercompany transactions and $0.1 million net unrealized gain, net of related taxes, was recorded in accumulated other comprehensive loss.  At December 31, 2010, the Company held $22.2 million in forward contracts designated as foreign currency cash flow hedges to hedge forecasted foreign-currency-denominated intercompany transactions.

      The contracts held at December 31, 2010, have maturities through June 2011, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 5 months.  There were no pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings for the years ended December 31, 2008 and 2009.  There were $0.1 million of pre-tax net gains on foreign currency cash flow hedges recorded in current earnings for year ended December 31, 2010.

16.           Supplemental Cash Flow Information

Cash paid for interest totaled $7.9 million, $7.0 million and $6.2 million for the years ended December 31, 2008, 2009 and 2010, respectively. Cash paid for income taxes totaled $27.2 million, $36.8 million and $61.2 million for the years ended December 31, 2008, 2009 and 2010, respectively. There was a non-cash item for the year ended December 31, 2010, as described in Note 3 to the consolidated financial statements pertaining to the related party purchase of corporate office and warehouse space.

17.           Segment Information

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China.  In Mainland China, the Company utilizes an employed sales force, contractual sales promoters and direct sellers to sell its products through fixed retail locations.  Selling expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its Mainland China sales employees, promoters and direct sellers paid on product sales.  The Company manages its business primarily by managing its global sales force.  The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, Americas, Europe and South Asia/Pacific.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2008	2009	2010

North Asia	$594,548	$606,113	$686,073
Greater China	209,968	210,379	268,171
Americas	223,902	260,865	250,008
South Asia/Pacific	107,656	120,123	182,796
Europe	111,572	133,578	150,211
Total	$1,247,646	$1,331,058	$1,537,259

Revenue generated by each of the Company’s product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2008	2009	2010

Nu Skin	$633,411	$752,681	$913,819
Pharmanex	597,714	565,592	612,209
Other	16,521	12,785	11,231
Total	$1,247,646	$1,331,058	$1,537,259

   Additional information as to the Company’s operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2008	2009	2010

Japan	$443,714	$461,914	$471,425
South Korea	150,834	144,199	214,648
United States	192,140	218,557	212,070
Europe	96,573	111,862	124,497
Taiwan	92,297	91,727	107,133
Mainland China	65,329	71,086	91,352

	December 31,
Long-lived assets:	2009	2010

Japan	$8,079	$12,473
South Korea	3,654	9,396
United States	42,378	84,829
Europe	3,005	2,697
Taiwan	1,758	2,200
Mainland China	11,841	11,646

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

18.           Restructuring Charges

During 2009, the Company recorded restructuring charges of $10.7 million, related to restructuring of its Japan operations, including an approximate 30% headcount reduction as well as facility relocations and closures.  $7.4 million related to severance payments to terminated employees and $3.3 million of these charges related to facility relocation or closing costs.  The majority of these severance charges are related to a voluntary employment reduction program.  The restructuring charges for facility relocation or closing costs related to costs incurred during 2009 for leases terminated in that period.

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

Due to the international nature of the Company’s business, the Company is subject from time to time to reviews and audits by the foreign taxing authorities of the various jurisdictions in which the Company conducts business throughout the world.  The Company is currently involved in two separate disputes with the customs authorities in Japan with respect to duty assessments on several of the Company’s Pharmanex nutritional products totaling approximately 5.3 billion Japanese yen as of December 31, 2010 (approximately $65.3 million), net of any recovery of consumption taxes. The Company was also recently notified that it is likely to receive an additional assessment of 0.6 billion Japanese yen (approximately $7.7 million) related to the second dispute.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The first dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. The aggregate amount of these additional assessments is 2.7 billion Japanese yen (approximately $33.2 million as of December 31, 2010), net of any recovery of consumption taxes.  The dispute relates to whether the Company used the proper valuation method for these products in determining the applicable customs duties.  The primary legal issue in the case is whether the relevant import transaction is a sale between the Company’s third party manufacturers and the Company’s Japan subsidiary, or a sale between the Company’s US subsidiary and the Company’s Japan subsidiary. In 1999, the Company worked with the Yokohama Customs authorities to restructure the form of the relevant transactions in order to have the import transaction be a sale between the Company’s third party manufacturers and the Company’s Japan subsidiary, and thus have the duties assessed on the price paid to the Company’s third party manufacturers. With the input and guidance of the Yokohama Customs authorities, the Company restructured the form of the transaction and the agreements between the relevant parties based on these discussions so that the Company’s US subsidiary would be acting on behalf of the Company’s Japan subsidiary with respect to the purchase of these products rather than as a buyer/seller. The Company’s Japan subsidiary entered into a Memorandum of Understanding with each of the Company’s third party manufacturers of the relevant products, which provided that the Company’s Japan subsidiary was the purchaser of the products and that the Company’s US subsidiary was acting for and on behalf of the Company’s Japan subsidiary with respect to these products. The Company’s Japan subsidiary also entered into a Memorandum of Understanding with the Company’s US subsidiary documenting the same agency relationship. The Company believes that these legal documents establish that the Company’s US subsidiary was acting as an agent and not buyer and seller of the relevant products. The additional assessment of duties by Yokohama Customs was based on its re-characterization of the transaction as a sale between the Company’s US subsidiary and the Company’s Japan subsidiary for custom law purposes despite the legal form of the transaction. The Company does not believe the legal documentation supports the re-characterization of these transactions. Yokohama Customs has raised several issues to support its re-characterization, including the fact that the Company has treated the relevant transaction as a sale between the Company’s US subsidiary and Japan subsidiary for income tax purposes. However, the Company believes that the relevant income tax and transfer pricing rules and regulations apply different standards and are not relevant to the customs issue.  Because the Company believes that the legal documentation for these transactions support the Company’s position, the Company filed a complaint in the Tokyo District Court Civil Action Section in December 2006 to have the Ministry of Finance’s affirmation of the additional assessments reversed. The final hearing on this matter was held on February 1, 2011 and the court indicated it would issue a decision on this case on March 25, 2011. Either party has the right to appeal this decision.  If the Company receives an adverse decision in this case, the Company may be required to record an expense for the full amount of the disputed assessments, or $33.2 million.

The second dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through November 2008 in connection with an audit in 2009, as well as the disputed portion of the Company’s current import duty rate the Company has been required to pay or hold in bond, and has paid under protest, since October of 2009. The aggregate amount of these additional assessments and disputed duties is 2.6 billion Japanese yen as of December 31, 2010 (approximately $32.1 million), net of any recovery of consumption taxes.  The Company was also recently notified that it will likely be assessed an additional 0.6 billion Japanese yen (approximately $7.7 million), net of any recovery of consumption taxes based on an audit of the period of November 2008 through September 2009. With this assessment, we have been required to pay or hold in bond amounts for all periods from October 2006 to present and we believe that additional assessments related to any prior period would be barred by applicable statutes of limitations. In July 2005, the Company changed the its operating structure in Japan and believed that these changes would eliminate further valuation disputes with Yokohama Customs as the new structure eliminated the issues that were the basis of the litigation in the first dispute (i.e., whether the Company’s US subsidiary was acting as an agent for the Company’s Japan subsidiary or was acting as the seller). However, in October 2009 the Company received notice from Yokohama Customs authorities that they were assessing additional duties, penalties and interest for the period of October 2006 through November 2008 based on their view that the Company was not utilizing the proper valuation method.  The basis for such additional assessment is different from the issues that are being litigated in the first dispute. The issue in this second case is whether a US entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company’s review of the assessments and after consulting with the Company’s legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with Yokohama Customs, which were rejected.  The Company has appealed the matter to the Ministry of Finance in Japan.  In addition, the Company is currently being required to post a bond or make a deposit equal to the difference between the Company’s declared duties and the amount the customs authorities have determined the Company should be paying on all current imports.  Because the Company believes that the higher rate determined by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid or held in bond, the Company will likely be required to record an expense for the full amount of the disputed assessments, or $32.1 million as of December 31, 2010.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In November 2008, the U.S. Internal Revenue Service began an audit of the Company’s 2006 and 2007 tax years.  The Company anticipates this audit will be completed during 2011.

20.           Dividends per Share

Quarterly cash dividends for the years ended December 31, 2009 and 2010 totaled $29.0 million and $31.2 million or $0.115 and $0.125 per share, respectively. The board of directors has declared a quarterly cash dividend of $0.135 per share for all classes of common stock to be paid on March 16, 2011 to stockholders of record on February 25, 2011.

21.           Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2009				2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$296.2	$322.6	$334.2	$378.1	$364.1	$388.4	$383.6	$401.2
Gross profit	242.4	261.9	272.1	311.0	299.3	320.4	314.8	330.3
Operating income	20.2	34.4	40.9	52.2	46.1	59.2	52.9	58.9
Net income	11.8	22.1	25.6	30.3	31.0	32.4	35.3	37.3
Net income per share:
Basic	0.19	0.35	0.41	0.48	0.50	0.51	0.57	0.60
Diluted	0.19	0.35	0.40	0.47	0.48	0.50	0.55	0.58

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

22.           Other income (expense), net

Other income (expense), net was $9.4 million of expense in 2010 compared to $6.6 million of expense in 2009.  The Company recorded foreign currency transaction losses with respect to its intercompany receivables and payables with certain of its international affiliates, including markets that are newly opened or have remained in a loss position since inception. Generally, foreign currency transaction losses with these affiliates would be offset by gains related to the foreign currency transactions of the Company’s yen-based bank debt.  Other income (expense), net also includes approximately $7.8 million, $6.9 million and $5.8 million in interest expense during 2008, 2009 and 2010, respectively.  It is impossible to predict foreign currency fluctuations.  The Company cannot estimate the degree to which its operations will be impacted in the future, but it remains subject to these currency risks. However, the majority of these transaction losses are non-cash, non-operating losses.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder's equity  and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting, appearing in Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Salt Lake City, Utah
February 23, 2011

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

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2010, the effectiveness of our internal control over financial reporting.  This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference to our Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission for our 2011 Annual Meeting of Stockholders except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1 – Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. N/A

3.
Exhibits. References to the “Company” shall mean Nu Skin Enterprises, Inc. Exhibits preceded by an asterisk (*) are management contracts or compensatory plans or arrangements. Unless otherwise noted, the SEC file number for exhibits incorporated by reference is 001-12421.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-12073) (the “Form S-1”)).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

10.3
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

10.8
Seventh Amendment to Credit Agreement, dated as of November 7, 2007, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Administrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 13, 2007).

10.9
Eighth Amendment to Credit Agreement, dated as of February 29, 2008, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Administrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.10
Ninth Amendment to Credit Agreement dated as of August 25, 2009, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. (as successor to Bank One N.A.) as successor administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 31, 2009).

10.11
Letter Agreement among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as Administrative Agent (as successor to Bank One, N.A.) (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.12	Credit Agreement, dated as of December 29, 2010, among the Company and JPMorgan Chase Bank, N.A.

10.13
Private Shelf Agreement, dated as of August 26, 2003, between the Company and Prudential Investment Management, Inc. (the “Private Shelf Agreement”) (incorporated by reference to Exhibit 10.20 to the Company’s Annual report on Form 10-K for the year ended December 31, 2008).

10.14
First Amendment to the Private Shelf Agreement, dated as of October 31, 2003 between the Company and Prudential Investment Management, Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.15
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

10.19
Sixth Amendment to the Private Shelf Agreement, dated as of November 7, 2007, between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 13, 2007).

10.20
Seventh Amendment to the Private Shelf Agreement, dated as of February 25, 2008, between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.21
Multi-Currency Private Shelf Agreement dated as of October 1, 2009, between the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.22
Letter Agreement among the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed November 13, 2007).

10.23
Letter Agreement dated October 1, 2009, among the Company, Prudential Investment Management, Inc. and certain other lenders (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

10.28
Series EE Senior Note EE-1, issued January 8, 2008, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on 8-K filed January 14, 2008).

10.29
Series F Senior Notes Nos. F-1 and F-2 issued September 28, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.30
Pledge Agreement dated October 12, 2000, by and between the Company and State Street Bank and Trust Company of California, N.A., acting in its capacity as collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.31	Pledge Amendments executed by the Company dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

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

10.33
Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of August 26, 2003, by and among the Company and various of its subsidiaries, U.S. Bank National Association, as Collateral Agent, and various lending institutions (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.34	Real Estate Purchase and Sale Agreement, and other ancillary agreements, dated as of December 30, 2010 between Aspen Country, LLC and Nu Skin International, Inc.

10.35	Real Estate Purchase and Sale Agreement, and other ancillary agreements, dated as of December 30, 2010 between Scrub Oak, LLC and Nu Skin International, Inc.

10.36	Form of Promissory Notes dated as of December 30, 2010 by Nu Skin International, Inc., with a schedule of material differences.

10.37	Form of Termination of Lock-up Agreements dated as of September 1, 2010 between the Company and each of Blake and Nancy Roney, Steven and Kalleen Lund, and Sandra Tillotson

*10.38
Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.39
Amended and Restated Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.40
Amendment to the Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.41
Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 14, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 19, 2005).

*10.42
Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10.43	Form of Master Stock Option Agreement (1996 Plan) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.44	Form of Stock Option Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.45	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).

*10.46	Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.47
Form of Master Stock Option Agreement (2006 Plan Performance Option (U.S.)) (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.48	Form of Master Stock Option Agreement for Directors (2006 Plan) (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.49	Form of Director Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.50
Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.51	Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2010).

*10.52	Form of 2010 Plan U.S. Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

*10.53	Form of 2010 Plan U.S. Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

*10.54	Form of 2010 Plan U.S. Performance Stock Option Master Agreement and Grant Notice.

*10.55
Form of 2010 Plan U.S. Performance Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

*10.56
Form of 2010 Plan Director Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

*10.57
Form of 2010 Plan Director Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

*10.58	Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan.

*10.59
Employment Letter between the Company and Truman Hunt dated January 17, 2003 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.60	Summary of Modifications to Truman Hunt’s Employment Letter (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.61
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

*10.63	Summary of Modifications to Dan Chard’s Employment Letter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.64
Event Appearance Bonus Guidelines (Approved for Sandra Tillotson in October 2006) (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.65
Ashok Pahwa Settlement and Release Agreement dated April 1, 2010, between Mr. Pahwa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

*10.66
Gary Sumihiro Settlement and Release Agreement dated March 1, 2009, between Mr. Sumihiro and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.67
Gary Sumihiro Consulting Agreement dated March 1, 2009, between Mr. Sumihiro and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.68	Form of Key Employee Covenants (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2011.

NU SKIN ENTERPRISES, INC.

By:	/s/ M. Truman Hunt
M. Truman Hunt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2011.

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