Form 10-Q
period 2011-03-31
NU SKIN ENTERPRISES INC
filed 2011-05-05
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO UT 84601	(IRS Employer Identification No.)
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

As of April 30, 2011, 61,491,647 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2011 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

Nu Skin, Pharmanex and ageLOC are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.  The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$215,941	$230,337
Accounts receivable	30,622	25,701
Inventories, net	112,812	114,475
Prepaid expenses and other	55,875	52,013
	415,250	422,526

Property and equipment, net	134,303	133,722
Goodwill	112,446	112,446
Other intangible assets, net	76,342	78,270
Other assets	118,477	145,260
Total assets	$856,818	$892,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,537	$25,480
Accrued expenses	134,424	146,108
Current portion of long-term debt	27,550	27,865
Related party payable	─	16,995
	189,511	216,448

Long-term debt	123,431	133,013
Other liabilities	76,437	71,514
Total liabilities	389,379	420,975

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	261,126	256,505
Treasury stock, at cost – 28.6 million and 28.5 million shares	(495,505)	(476,748)
Retained earnings	756,898	749,940
Accumulated other comprehensive loss	(55,171)	(58,539)
	467,439	471,249
Total liabilities and stockholders’ equity	$856,818	$892,224

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2011		2010

Revenue	$395,845		$364,124
Cost of sales	100,654	(1)	64,833

Gross profit	295,191		299,291

Operating expenses:
Selling expenses	169,142		154,262
General and administrative expenses	101,142		98,912

Total operating expenses	270,284		253,174

Operating income	24,907		46,117
Other income (expense), net	(422)		614

Income before provision for income taxes	24,485		46,731
Provision for income taxes	9,177		15,691

Net income	$15,308		$31,040

Net income per share (Note 2):
Basic	$0.25		$0.50
Diluted	$0.24		$0.48

Weighted-average common shares outstanding (000s):
Basic	61,888		62,474
Diluted	64,017		64,767

        (1)      Includes a $32.8 million non-cash charge related to an adverse decision in the Japan customs litigation. See Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$15,308	$31,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,918	7,288
Japan customs expense	32,754	─
Foreign currency (gains)/losses	(789)	(1,136)
Stock-based compensation	3,691	2,032
Deferred taxes	(4,432)	862
Changes in operating assets and liabilities:
Accounts receivable	(5,079)	(116)
Inventories, net	2,643	(8,375)
Prepaid expenses and other	(3,371)	(1,900)
Other assets	(3,792)	(2,508)
Accounts payable	1,953	2,530
Accrued expenses	(11,884)	8,594
Other liabilities	7,359	673

Net cash provided by operating activities	42,279	38,984

Cash flows from investing activities:
Purchases of property and equipment	(6,501)	(6,720)

Net cash used in investing activities	(6,501)	(6,720)

Cash flows from financing activities:
Exercise of employee stock options	2,453	5,301
Payment of debt	(8,092)	─
Payment of cash dividends	(8,350)	(7,789)
Income tax benefit of options exercised	1,529	2,401
Payment of related party debt	(16,995)	─
Repurchases of shares of common stock	(21,959)	(10,149)

Net cash used in financing activities	(51,414)	(10,236)

Effect of exchange rate changes on cash	1,240	63

Net increase (decrease) in cash and cash equivalents	(14,396)	22,091

Cash and cash equivalents, beginning of period	230,337	158,045

Cash and cash equivalents, end of period	$215,941	$180,136

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2011, and for the three-month periods ended March 31, 2011 and 2010. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.       NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month period ended March 31, 2011, other shares totaling 2.4 million were excluded from the calculation of diluted earnings per share because they were anti-dilutive. No shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the three-month period ended March 31, 2010.

3.       DIVIDENDS PER SHARE

In February 2011, our board of directors declared a quarterly cash dividend of $0.135 per share for all shares of Class A common stock. This quarterly cash dividend totaling $8.4 million was paid on March 16, 2011, to stockholders of record on February 25, 2011.

4.       DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2011, the Company held mark to market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 4.2 billion Japanese yen ($52.2 million as of March 31, 2011) and 2.0 million Euros ($2.7 million as of March 31, 2011) to hedge forecasted foreign-currency-denominated intercompany transactions and $1.5 million net unrealized gain, was recorded in accumulated other comprehensive income. The Company held mark to market forward contracts totaling 400 million Japanese yen ($4.3 million as of March 31, 2010) to hedge its yen-denominated debt payments due in April 2010. The contracts held at March 31, 2011 have maturities through March 31, 2012 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive income will be recognized in current earnings over the next 12 months. There were no pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings for the year ended December 31, 2010.  The pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings were immaterial for the quarter ending March 31, 2011.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.       REPURCHASES OF COMMON STOCK

During the three-month period ended March 31, 2011, the Company repurchased approximately 0.7 million shares of its Class A common stock under its open market repurchase plan for approximately $22.0 million. During the three-month period ended March 31, 2010, the Company repurchased approximately 0.4 million shares of its Class A common stock under its open market repurchase plan for approximately $10.1 million.

6.       COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2011 and 2010, were as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Net income	$15,308	$31,040

Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,408	(1,103)
Net unrealized losses on foreign currency cash flow hedges	971	29
Less: Reclassification adjustment for realized losses (gains) in current earnings	(11)	(126)

Comprehensive income	$18,676	$29,840

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2011	2010

North Asia	$179,434	$170,861
Greater China	68,593	57,685
Americas	55,879	62,454
South Asia/Pacific	49,946	35,344
Europe	41,993	37,780
Total	$395,845	$364,124

Revenue generated by each of the Company’s three product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2011	2010

Nu Skin	$216,960	$223,266
Pharmanex	176,197	138,116
Other	2,688	2,742
Total	$395,845	$364,124

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2011	2010

Japan	$111,833	$108,693
South Korea	67,601	62,168
United States	47,230	53,042
Europe	35,631	31,365
Mainland China	31,056	20,381
Taiwan	25,212	24,143

Long-lived assets:	March 31, 2011	December 31, 2010

Japan	$11,550	$12,473
South Korea	11,674	9,396
United States	84,782	84,829
Europe	2,678	2,697
Mainland China	11,299	11,646
Taiwan	2,006	2,200

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.       DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of March 31, 2011 the Company has net deferred tax assets of $63.8 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

9.       UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2005 through 2009 tax years.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2010 and 2011 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2004. Along with the IRS examination, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $8 to $11 million. The amount of gross unrecognized tax benefits decreased by $0.4 million during the three months ended March 31, 2011, due mainly to the completion of a tax audit in Korea.

10.       COMMITMENTS AND CONTINGENCIES

The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company’s direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities.  Any assertion or determination that either the Company or the Company’s distributors are not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company’s operations.  In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations.  Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.  The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters.  Except as noted below, in the opinion of the Company’s management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

As set forth in Note 13, the Company has been involved in a dispute with the customs authorities in Japan with respect to certain of the Company’s products imported into Japan from October 2002 through July 2005. In March 2011, the Tokyo District Court upheld the custom authorities’ decision. The Company is also currently involved in a second dispute with customs authorities in Japan with respect to duty assessments on several of the Company’s Pharmanex nutritional products, which is separate and distinct from the dispute discussed in Note 13. The second disputes relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company’s import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties is 2.9 billion Japanese yen as of March 31, 2011 (approximately $34.3 million), net of any recovery of consumption taxes. This aggregate amount does not include an additional assessment of 0.7 billion Japanese yen (approximately $8.2 million) for the period of November 2008 through September 2009, which we received in March 2011 and paid under protest in April 2011. The Company believes that additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this second case is whether a US entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company’s review of the assessments and after consulting with the Company’s legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with Yokohama Customs, which were rejected. The Company has appealed the matter to the Ministry of Finance in Japan.  In addition, the Company is currently being required to post a bond or make a deposit equal to the difference between the Company’s declared duties and the amount the customs authorities have determined the Company should be paying on all current imports. Because the Company believes that the higher rate determined by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid or held in bond, the Company will likely be required to record an expense for the full amount of the disputed assessments. As of March 31, 2011, the full amount of the disputed assessments was $42.5 million, and increases approximately $3.5 million per quarter.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.       LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings.  The following table summarizes the Company’s long-term debt arrangements as of March 31, 2011:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2011(2)	Interest Rate	Repayment terms

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$34.3 million	6.2%	Notes due July 2016, with annual principal payments that began in July 2010.

	$20.0 million	$17.1 million	6.2%	Notes due January 2017, with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.8 billion yen ($21.4 million as of March 31, 2011)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($27.3 million as of March 31, 2011)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	1.9 billion yen ($22.4 million as of March 31, 2011)	3.3%	Notes due January 2017, with annual principal payments that began in January 2011.

2010 committed loan:
U.S. dollar denominated:	$30.0 million	$28.5 million	Variable 30 day: 1.25%	Amortizes $1.5 million per quarter

2004 $25.0 million revolving credit facility	N/A	None	N/A

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

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

(2)
The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $13.0 million of the balance of our Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and $6.0 million of our 2010 committed loan.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.       ACCOUNTING PRONOUNCEMENTS

There were no accounting standards recently issued or  issued during the quarter that the Company believes would have a material impact on its statements.

13.       COST OF SALES

In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of the Company’s products imported into Japan during the period of October 2002 through July 2005. As a result of this decision, the Company recorded an expense for the full amount of the disputed assessments in the first quarter of 2011. The charge is a non-cash item, as the Company was previously required to pay the assessments under protest. The Company has appealed this decision.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2011, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

Our revenue for the three-month period ended March 31, 2011 increased 9% to $395.9 million compared to the same period in 2010, with foreign currency exchange rate fluctuations positively impacting revenue by 5%. This increase in revenue reflects significant growth in emerging markets, with Mainland China and Southeast Asia growing 52% and 41%, respectively, compared to the prior year. Revenue growth was also driven by interest in our strong product portfolio, including our ageLOC products, along with sustained sales force growth, with the number of active and executive distributors globally up 4% and 9%, respectively, compared to the prior-year period. We currently plan to introduce new ageLOC nutritional and personal care products in connection with our 2011 global convention in October.

  Earnings per share for the first quarter of 2011 were $0.24, or $0.56 excluding non-cash charges of $32.8 million associated with the recent Japan Customs ruling, discussed below under Gross Profit, compared to $0.48 for the same period in 2010. Excluding the Japan Customs expense, earnings per share improved due largely to revenue growth coupled with continued efficiencies and controlled expenses. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below

Revenue

North Asia.  The following table sets forth revenue for the three-month period ended March 31, 2011 and 2010 for the North Asia region and its principal markets (U.S. dollars in millions):

	2011	2010	Change

Japan	$111.8	$108.7	3%
South Korea	67.6	62.2	9%
North Asia total	$179.4	$170.9	5%

Revenue in the region for the three-month period ended March 31, 2011 was positively impacted approximately 7% by foreign currency exchange rate fluctuations, due to the strengthening of both the Japanese yen and the South Korean won.

   Local-currency revenue in Japan declined 7% for the three-month period ended March 31, 2011, compared to the same period in 2010, reflecting the impact of recent catastrophes along with continued weakness in our distributor numbers with our active and executive distributor counts decreasing 7% and 4%, respectively. Following the devastating earthquake and tsunami in Japan, while all of our employees and top-level independent distributors in Japan were accounted for, we confirmed the loss of several of our active independent distributors. We received no significant damage to our offices, warehouses or inventory in Japan. Logistically, our operations in Japan have largely normalized, with the exception of shipments into the Tohoku region, which is the area of Japan most severely impacted by the natural disasters. The Tohoku region accounts for slightly less than 10% of our revenue in Japan. Sales and business building activities in Tohoku will continue to be impacted for the foreseeable future. Other regions of Japan have also been disrupted by the natural disasters, as people are less focused on commercial activities. Approximately 55% of our revenue in Japan comes from orders through our monthly product subscription program, which stabilizes revenue to some extent. We currently estimate the recent catastrophes will negatively impact Japan sales for the year by approximately 5 percent, or $25 million.

South Korea experienced local-currency revenue growth of 7% compared to the same period in 2010. This growth was in comparison to a very robust first quarter in 2010, in which we generated approximately $20 million in sales during the introduction of our ageLOC Transformation skin care system.  This revenue increase also reflects continued strong distributor growth and interest generated by the introduction of our ageLOC Edition Galvanic Spa System II and a restaging of our TRA weight loss products. The number of active and executive distributors in South Korea increased 18% and 17%, respectively, compared to the prior-year period.

Greater China. The following table sets forth revenue for the three-month periods ended March 31, 2011 and 2010 for the Greater China region and its principal markets (U.S. dollars in millions):

	2011	2010	Change

Taiwan	$25.2	$24.1	4%
Mainland China	31.1	20.4	52%
Hong Kong	12.3	13.2	(6%)
Greater China total	$68.6	$57.7	19%

Foreign currency exchange rate fluctuations positively impacted revenue by approximately 5% in this region during the first quarter of 2011.

On a local-currency basis, revenue in Mainland China increased 47% in the three-month period ended March 31, 2011, compared to the same period in 2010. This continued growth is largely due to significant sales force growth, as reflected by a 30% increase in preferred customers and 56% increase in sales representatives, compared to the prior-year period.

Compared to the same prior-year period, local-currency revenue for the three-month period ended March 31, 2011 in Taiwan and Hong Kong was down 4% and 6%, respectively. This decrease was due largely to a strong first quarter in 2010, associated with pre-launch sales of our ageLOC Transformation skin care system. First quarter executive distributors in Taiwan were down 1% and active distributors were up 2% when compared to the prior year period, while executive distributors in Hong Kong were down 4% and the active distributors in Hong Kong were down 2%.

Americas. The following table sets forth revenue for the three-month periods ended March 31, 2011 and 2010 for the Americas region and its principal markets (U.S. dollars in millions):

	2011	2010	Change

United States	$47.2	$53.1	(11%)
Canada	5.1	6.0	(15%)
Latin America	3.6	3.4	4%
Americas total	$55.9	$62.5	(10%)

Revenue in the United States for the three-month period ended March 31, 2011 decreased by 11% compared to the prior-year period. The year-over-year revenue comparison was impacted by a solid first quarter of 2010, which represented the formal launch of our ageLOC Transformation skincare system. However, our recent growth initiatives have had a lesser impact on active distributor growth in the United States than in many of our other markets. We currently expect continued softness in the United States in the second and third quarters of 2011, followed by growth in the fourth quarter in connection with our global convention in October. Active distributors in the United States decreased 3% and executive distributors decreased 6% in the first quarter of 2011 compared to the same prior-year period. We currently plan to begin company authorized business activity in Argentina in the second quarter, to assess the potential of this market for future opening and business infrastructure.

South Asia/Pacific. The following table sets forth revenue for the three-month periods ended March 31, 2011 and 2010 for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	2011	2010	Change

Singapore/Malaysia/Brunei	$21.0	$13.6	54%
Thailand	14.8	12.0	24%
Australia/New Zealand	6.0	4.5	34%
Indonesia	4.7	3.0	55%
Philippines	3.4	2.2	59%
South Asia/Pacific total	$49.9	$35.3	41%

Constant currency growth of 30% in this region was driven primarily by robust distributor growth and activity, along with continued interest in our strong product portfolio, including our ageLOC and TRA weight loss products. Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 11% in the first quarter of 2011 compared to the same prior-year period. Executive distributors in the region increased 32% while active distributors increased 18% compared to the prior year.

Europe. The following table sets forth revenue for the three-month periods ended March 31, 2011 and 2010 for the Europe region (U.S. dollars in millions):

	2011	2010	Change

Europe	$42.0	$37.8	11%

We continued to experience strong growth throughout our European markets. Growth in this region was driven largely by continued interest in our strong product portfolio, including our ageLOC products.  Regional results were not materially impacted by foreign currency fluctuations. Our active and executive distributor counts in our Europe region both increased by 10%, compared to the prior year.

Gross profit

        Gross profit as a percentage of revenue for the first quarter of 2011 was 74.6%, compared to 82.2% for the same prior-year period.  In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of our products imported into Japan. As a result of this decision, we recorded an expense within cost of sales for the full amount of the disputed assessments in the first quarter of 2011. The charge is a non-cash item, as we were previously required to pay the assessments under protest. We have appealed this decision. Excluding this $32.8 million non-cash charge, gross profit as a percentage of revenue for the first quarter of 2011 was 82.8%, reflecting supply chain improvements and foreign currency benefits. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

Selling expenses

Selling expenses as a percentage of revenue increased to 42.7% for the first quarter of 2011 from 42.4% for the same period in 2010.

General and administrative expenses

General and administrative expenses decreased as a percentage of revenue to 25.6% for the first quarter of 2011 from 27.2% for the same period in 2010, primarily as a result of increased revenue and controlled expenses.

Other income (expense), net

Other income (expense), net for the first quarter of 2011 was $0.4 million of expense compared to $0.6 million of income for the same period in 2010, reflecting foreign currency translation gains, offset by net interest expense.

Provision for income taxes

Provision for income taxes for the first quarter of 2011 was $9.2 million compared to $15.7 million for the same period in 2010. The effective tax rate was 37.5% of pre-tax income during the first quarter of 2011, compared to a rate of 33.6% in the same prior-year period. The effective tax rate for the first quarter of 2010 was lower than our historical average due to reductions of reserves related to uncertain tax positions as a result of expiring statutes of limitations.

Net income

As a result of the foregoing factors, net income for the first quarter of 2011 was $15.3 million, or $35.8 million excluding $32.8 million ($20.5 million, net of tax) in Japan customs expense, compared to $31.0 million for the same period in 2010. Net-income excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

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

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  We generated $42.3 million in cash from operations during the three-month period ended March 31, 2011, compared to $39.0 million during the same period in 2010.

As of March 31, 2011, working capital was $225.7 million, compared to $206.1 million as of December 31, 2010. Cash and cash equivalents at March 31, 2011 and December 31, 2010 were $215.9 million and $230.3 million, respectively. The decrease in cash balances was primarily due to stock repurchases and the payment of related party debt in the first quarter of 2011.

Capital expenditures in the first three months of 2011 totaled $6.5 million, and we anticipate additional capital expenditures of approximately $45 million to $50 million for 2011. These capital expenditures are primarily related to:

•	purchases of computer systems and software, including equipment and development costs;

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China;

•	the building of a new regional headquarters in China; and

•	real estate acquisitions and initial development work related to the building of a new innovation center on our Provo campus.

We currently have long-term debt pursuant to various credit facilities and other borrowings.  The following table summarizes these long-term debt arrangements as of March 31, 2011:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2011(2)	Interest Rate	Repayment terms

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$34.3 million	6.2%	Notes due July 2016, with annual principal payments that began in July 2010.

	$20.0 million	$17.1 million	6.2%	Notes due January 2017, with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.8 billion yen ($21.4 million as of March 31, 2011)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($27.3 million as of March 31, 2011)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	1.9 billion yen ($22.4 million as of March 31, 2011)	3.3%	Notes due January 2017, with annual principal payments that began in January 2011.

2010 committed loan:
U.S. dollar denominated:	$30.0 million	$28.5 million	Variable 30 day: 1.25%	Amortizes $1.5 million per quarter

2004 $25.0 million revolving credit facility	N/A	None	N/A

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.  The 2010 committed loan is also secured by deeds of trust with respect to our corporate headquarters and distribution center in Provo, Utah.

(2)
The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) includes $13.0 million of the balance of its Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility, $8.6 million of the balance on its U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and $6.0 million of its 2010 committed loan.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.  During the first quarter of 2011, we repurchased 0.7 million shares of Class A common stock under this program for $22.0 million. At March 31, 2011, $129.9 million was available for repurchases under the stock repurchase program.

In February 2011, our board of directors declared a quarterly cash dividend of $0.135 per share for Class A common stock. This quarterly cash dividend totaling $8.4 million was paid on March 16, 2011 to stockholders of record on February 25, 2011. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

Contingent Liabilities

We are currently involved in a second dispute with customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products, which is separate and distinct from the dispute discussed above under Gross Profit.  The second dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties is 2.9 billion Japanese yen as of March 31, 2011 (approximately $34.3 million), net of any recovery of consumption taxes. This aggregate amount does not include an additional assessment of 0.7 billion Japanese yen (approximately $8.2 million) for the period of November 2008 through September 2009, which we received in March 2011 and paid under protest in April 2011. We believe that additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this second case is whether a US entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We have appealed the matter to the Ministry of Finance in Japan.  In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. Because we believe that the higher rate determined by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. To the extent that we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely record an expense for the full amount of the disputed assessments. As of March 31, 2011, the full amount of the disputed assessments was $42.5 million, and increases approximately $3.5 million per quarter.

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

Revenue. We recognize revenue when products are shipped, which is when title and risk of loss pass to our independent distributors and preferred customers who are our customers. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee.  Reported revenue is net of returns, which have historically been less than 5% of annual revenue.  A reserve for product returns is accrued based on historical experience.  We classify selling discounts as a reduction of revenue.  Our selling expenses are computed pursuant to our global compensation plan for our distributors, which is focused on remunerating distributors based primarily upon the selling efforts of the distributors and the volume of products purchased by their downlines, and not their personal purchases.

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of March 31, 2011, we had net deferred tax assets of $63.8 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  We are currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2005, 2006, 2007 and 2008 tax years.  With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005.  For the tax year 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We have elected to continue participating in CAP for the 2010 and 2011 and may elect to continue participating in future tax years; we may withdraw from the program at any time. In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2003.  Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of these reviews are not yet determinable.

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

	As of March 31, 2011		As of March 31, 2010
Region:	Active	Executive	Active	Executive

North Asia	325,000	15,371	319,000	14,842
Greater China	121,000	8,817	108,000	7,155
Americas	159,000	5,022	167,000	5,481
South Asia/Pacific	84,000	4,008	72,000	3,040
Europe	109,000	3,903	99,000	3,551
Total	798,000	37,121	765,000	34,069

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States.  The local currency of each of our subsidiaries’ primary markets is considered the functional currency.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Japan, any weakening of the yen negatively impacts reported revenue and profits, whereas a strengthening of the yen positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operation or financial condition. However, based on current exchange rate levels, we currently anticipate that foreign currency fluctuations will have a slightly positive impact on reported revenue in 2011.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At March 31, 2011, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 4.2 billion Japanese yen ($52.2 million as of March 31, 2011) and 2.0 million Euros ($2.7 million as of March 31, 2011). At March 31, 2010, we held 400 million Japanese yen ($4.3 million as of March 31, 2010) in forward contracts to hedge foreign-currency-denominated debt payments payable in April 2010.

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

(c) We have experienced revenue declines in Japan over the last several years and continue to face challenges in this market. If we are unable to stabilize or renew growth in this market our results could be harmed. Factors that could impact our results in the market include:

•
risks related to general disruption and market conditions, which remain fluid and uncertain following the recent disasters in Japan and the risk that the resulting impact on our operations in that market and on the ability of our independent distributors to maintain or reestablish their business and sponsoring activities may negatively impact our revenues more than anticipated;

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

 Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of earnings per share, gross profit and net income, each excluding the Japan customs expense, meet the definition of non-GAAP financial measures. Earnings per share, gross profit and net income, each excluding the Japan customs expense, are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

Management believes these non-GAAP financial measures assist management and investors in evaluating, and comparing from period to period, results from ongoing operations in a more meaningful and consistent manner while also highlighting more meaningful trends in the results of operations.

The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expenses for the three months ended March 31, 2011 and 2010 (in thousands):

	Quarter Ended March 31,
	2011	2010

Revenue	$395,845	$364,124
Gross profit	$295,191	$299,291
Japan customs expense	32,754	─
Gross profit, excluding Japan customs expense	$327,945	$299,291

Gross profit, excluding Japan customs expense, as a % of revenue	82.8%

Gross profit as a % of revenue	74.6%	82.2%

The following is a reconciliation of net income, as reported, to net income excluding Japan customs expenses for the three months ended March 31, 2011 and 2010 (in thousands):

	Quarter Ended March 31,
	2011	2010

Revenue	$395,845	$364,124
Net income	$15,308	$31,040
Japan customs expense	32,754	─
Tax effect of Japan customs expense	(12,276)	─
Net income, excluding Japan customs expense	$35,786	$31,040

Net income, excluding Japan customs expense, as a % of revenue	9.0%

Net income as a % of revenue	3.9%	8.5%

The following is a reconciliation of diluted earnings per share, as reported, to diluted earnings per share excluding Japan customs expenses for the three months ended March 31, 2011 and 2010 (in thousands):

	Quarter Ended March 31,
	2011	2010

Net income	$15,308	$31,040
Japan customs expense	32,754	─
Tax effect of Japan customs expense	(12,276)	─
Net income, excluding Japan customs expense	$35,786	$31,040

Diluted earnings per share, excluding Japan customs expense	$0.56

Diluted earnings per share	$0.24	$0.48

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

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of March 31, 2011.

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

Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2010 fiscal year, for information regarding the status of certain legal proceedings.

As previously reported, we filed a complaint in the Tokyo District Court in December 2006 seeking to reverse additional Japan customs assessments related to the period from October 2002 through July 2005. In March 2011, the Tokyo District Court denied our complaint and upheld the additional assessments. As a result of this decision, we recorded an expense for the full amount of the disputed assessments, or $32.8 million, in the first quarter of 2011. The charge is a non-cash item, as the Company was previously required to pay the assessments under protest. The Company strongly disagrees with the Tokyo District Court’s decision and has appealed the matter to the Tokyo High Court. The Company currently anticipates that this appeal will be decided in the second half of 2012.

ITEM 1A.          RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2010 fiscal year.

Our business could be negatively impacted more than we currently anticipate by the ramifications of the recent earthquake in Japan.

Our Japan market accounts for approximately 28% of our revenue.  Our business has been negatively impacted by the recent earthquake and related events in Japan, and we anticipate our operations will continue to be negatively impacted throughout this year as Japan works to recover from this devastating event.  Although the area of most significant impact only represents 10% of our business, commercial activity throughout Japan has slowed, which has negatively impacted our efforts to renew growth in this important market.  If concerns regarding the events in Japan and current market conditions make it difficult for our independent distributors to maintain or reestablish their business and sponsoring activities, our business could be harmed more than anticipated.  In addition, further quakes, power interruptions, radiation concerns, fuel shortages, or other disruption in commercial activities could harm our business.  Because the situation in Japan remains fluid and uncertain, there is a high level of uncertainty regarding the impact these events will have on our business and the impact could be worse than we currently estimate.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 – 31, 2011	260,000	$ 30.09	260,000	$ 145.9
February 1 – 28, 2011	157,900	$ 30.86	157,000	$ 141.0
March 1 – 31, 2011	312,500	$ 28.21	312,500	$ 129.9
Total	730,400

(1)
In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $485.0 million is currently authorized. As of March 31, 2011, we had repurchased approximately $355.1 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                Description

10.1	Design and Construction Agreements effective March 10, 2011, between Nu Skin International, Inc. and each of Bolin Cywinski Jackson and Okland Construction Company, Inc.

10.2
Tenth Amendment to Credit Agreement dated as of February 11, 2011, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. (as successor to Bank One N.A.) as successor administrative agent.

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

May 5, 2011

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

-  -