Form 10-Q
period 2011-06-30
NU SKIN ENTERPRISES INC
filed 2011-08-05
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO UT 84601	(IRS Employer Identification No.)
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

    As of July 31, 2011, 62,404,575 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2011 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

Nu Skin, Pharmanex and ageLOC are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.  The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

    ITEM 1.                      FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$233,403	$230,337
Accounts receivable	32,885	25,701
Inventories, net	108,431	114,475
Prepaid expenses and other	58,831	52,013
	433,550	422,526

Property and equipment, net	138,981	133,722
Goodwill	112,446	112,446
Other intangible assets, net	75,317	78,270
Other assets	127,909	145,260
Total assets	$888,203	$892,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,620	$25,480
Accrued expenses	125,500	146,108
Current portion of long-term debt	27,972	27,865
Related party payable	─	16,995
	182,092	216,448

Long-term debt	118,287	133,013
Other liabilities	79,565	71,514
Total liabilities	379,944	420,975

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	271,957	256,505
Treasury stock, at cost – 28.5 million shares	(500,063)	(476,748)
Retained earnings	790,236	749,940
Accumulated other comprehensive loss	(53,962)	(58,539)
	508,259	471,249
Total liabilities and stockholders’ equity	$888,203	$892,224

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011		2010

Revenue	$424,426	$388,362	$820,271		$752,486
Cost of sales	71,168	67,937	171,822	(1)	132,770

Gross profit	353,258	320,425	648,449		619,716

Operating expenses:
Selling expenses	183,500	160,739	352,642		315,001
General and administrative expenses	103,712	100,525	204,854		199,437

Total operating expenses	287,212	261,264	557,496		514,438

Operating income	66,046	59,161	90,953		105,278
Other income (expense), net	(127)	(7,287)	(549)		(6,673)

Income before provision for income taxes	65,919	51,874	90,404		98,605
Provision for income taxes	24,218	19,482	33,395		35,173

Net income	$41,701	$32,392	$57,009		$63,432

Net income per share (Note 2):
Basic	$0.67	$0.51	$0.92		$1.01
Diluted	$0.65	$0.50	$0.89		$0.98

Weighted-average common shares outstanding (000s):
Basic	61,806	62,919	61,817		62,698
Diluted	64,193	65,072	64,177		64,904

        (1)      Includes a $32.8 million non-cash charge related to an adverse decision in the Japan customs litigation. See Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

       NU SKIN ENTERPRISES, INC.
   Consolidated Statements of Cash Flows (Unaudited)
   (U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$57,009	$63,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,853	15,006
Japan customs expense	32,754	─
Foreign currency (gains)/losses	(1,763)	4,308
Stock-based compensation	7,762	4,395
Deferred taxes	(7,580)	3,146
Changes in operating assets and liabilities:
Accounts receivable	(6,423)	(4,054)
Inventories, net	7,943	(8,470)
Prepaid expenses and other	(1,882)	(1,158)
Other assets	(13,152)	(5,580)
Accounts payable	2,372	3,676
Accrued expenses	(23,571)	4,830
Other liabilities	11,466	7,621

Net cash provided by operating activities	80,788	87,152

Cash flows from investing activities:
Purchases of property and equipment	(16,440)	(18,053)

Net cash used in investing activities	(16,440)	(18,053)

Cash flows from financing activities:
Exercise of employee stock options	13,039	13,236
Payment of debt	(15,058)	(14,745)
Payment of cash dividends	(16,714)	(15,675)
Income tax benefit of options exercised	4,747	4,828
Payment of related party debt	(16,995)	─
Repurchases of shares of common stock	(33,817)	(39,261)

Net cash used in financing activities	(64,798)	(51,617)

Effect of exchange rate changes on cash	3,516	(2,853)

Net increase in cash and cash equivalents	3,066	14,629

Cash and cash equivalents, beginning of period	230,337	158,045

Cash and cash equivalents, end of period	$233,403	$172,674

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2011, and for the three- and six-month periods ended June 30, 2011 and 2010. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.       NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2011 and 2010, other stock options totaling 2.2 million and 0.1 million, respectively, and for the six-month periods ended June 30, 2011 and 2010, other stock options totaling 2.2 million and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.       DIVIDENDS PER SHARE

In February and May 2011, the Company’s board of directors declared a quarterly cash dividend of $0.135 per share for all shares of Class A common stock. These quarterly cash dividends totaling $8.4 million each were paid on March 16, 2011 and June 15, 2011, to stockholders of record on February 25, 2011 and May 27, 2011, respectively. In July 2011, the Company’s board of directors declared a quarterly cash dividend of $0.160 per share for all shares of Class A common stock to be paid September 14, 2011 to stockholders of record on August 26, 2011.

4.       DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2011, the Company held mark to market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 5.3 billion Japanese yen ($65.8 million as of June 30, 2011) and 500,000 Euros ($0.7 million as of June 30, 2011) to hedge forecasted foreign-currency-denominated intercompany transactions. For the six-month period ended June 30, 2011, the Company recorded a net unrealized gain of $0.1 million in accumulated other comprehensive income. The Company did not hold any mark to market forward contracts as of June 30, 2010. The contracts held at June 30, 2011 have maturities through June 30, 2012 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive income will be recognized in current earnings over the next 12 months. There were no pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings for the year ended December 31, 2010.  The pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings were immaterial for the quarter ending June 30, 2011.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.       REPURCHASES OF COMMON STOCK

During the three- and six-month periods ended June 30, 2011, the Company repurchased approximately 0.4 million and 1.1 million shares of its Class A common stock under its open market repurchase plan for approximately $11.8 million and $33.8 million, respectively. During the three- and six-month periods ended June 30, 2010, the Company repurchased approximately 1.1 million and 1.5 million shares of its Class A common stock under its open market repurchase plan for approximately $29.1 and $39.3 million, respectively.  At June 30, 2011, $119.3 million was available for repurchases under the stock repurchase program.

6.       COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2011 and 2010, were as follows (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$41,701	$32,392	$57,009	$63,432

Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,129	(2,671)	4,537	(3,774)
Net unrealized (losses)/gains on foreign currency cash flow hedges	(826)	─	145	29
Less: Reclassification adjustment for realized gains in current earnings	(93)	─	(104)	(126)

Comprehensive income	$42,911	$29,721	$61,587	$59,561

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7.       SEGMENT INFORMATION

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China.  In Mainland China, the Company utilizes an employed sales force, contractual sales promoters and direct sellers to sell its products through fixed retail locations.  Selling expenses are the Company’s largest expense comprised of the commissions and incentives paid to its worldwide independent distributors as well as remuneration to its Mainland China sales employees, promoters and direct sellers paid on product sales.  The Company manages its business primarily by managing its global sales force.  The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, Americas, South Asia/Pacific and Europe.

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2011	2010	2011	2010

North Asia	$183,097	$164,105	$362,531	$334,966
Greater China	79,404	80,642	147,997	138,327
Americas	59,805	62,389	115,684	124,843
South Asia/Pacific	59,212	45,938	109,158	81,282
Europe (region)	42,908	35,288	84,901	73,068
Totals	$424,426	$388,362	$820,271	$752,486

Revenue generated by each of the Company’s three product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2011	2010	2011	2010

Nu Skin	$227,931	$239,886	$444,891	$463,152
Pharmanex	194,104	145,801	370,301	283,917
Other	2,391	2,675	5,079	5,417
Totals	$424,426	$388,362	$820,271	$752,486

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2011	2010	2011	2010

Japan	$115,067	$113,295	$226,900	$221,988
South Korea	68,030	50,810	135,631	112,978
United States	49,621	52,738	96,851	105,780
Mainland China	38,110	20,558	69,166	40,939
Europe	37,126	29,156	72,757	60,521
Taiwan	28,999	28,633	54,211	52,776

Long-lived assets:	June 30, 2011	December 31, 2010

Japan	$11,878	$12,473
South Korea	12,255	9,396
United States	87,452	84,829
Europe	2,500	2,697
Mainland China	11,727	11,646
Taiwan	1,843	2,200

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.       DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of June 30, 2011 the Company has net deferred tax assets of $68.0 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

9.       UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2005 through 2008 tax years.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005.  In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2011 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2004. Along with the IRS examination, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $8 to $11 million. The amount of gross unrecognized tax benefits increased by $0.5 million during the six months ended June 30, 2011, due mainly to the completion of a tax audit in Korea, current tax positions and changes in currency exchange rates.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company is currently involved in a dispute with customs authorities in Japan with respect to duty assessments on several of the Company’s Pharmanex nutritional products, which is separate and distinct from the dispute discussed in Note 13. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company’s import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 3.8 billion Japanese yen as of June 30, 2011 (approximately $46.8 million), net of any recovery of consumption taxes, and increases approximately $3.5 million per quarter. The Company believes that additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this second case is whether a US entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company’s review of the assessments and after consulting with the Company’s legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with Yokohama Customs, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. On May 13, 2011, the Company received notice that, as anticipated, the Ministry of Finance in Japan denied the Company’s administrative appeal. The Company disagrees with the Ministry of Finance’s administrative decision. The Company is preparing to pursue the matter through the court system in Japan, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently being required to post a bond or make a deposit equal to the difference between the Company’s declared duties and the amount the customs authorities have determined the Company should be paying on all current imports. Because the Company believes that the higher rate determined by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid or held in bond, the Company will likely be required to record a non-cash expense for the full amount of the disputed assessments.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.       LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings.  The Company’s book value for both the individual and consolidated debt included in the table below approximates fair value. The following table summarizes the Company’s long-term debt arrangements as of June 30, 2011:

Facility or Arrangement(1)	Original Principal Amount	Balance as of June 30, 2011(2)	Interest Rate	Repayment terms

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$34.3 million	6.2%	Notes due July 2016, with annual principal payments that began in July 2010.

	$20.0 million	$17.1 million	6.2%	Notes due January 2017, with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.3 billion yen ($16.6 million as of June 30, 2011)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($28.1 million as of June 30, 2011)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	1.9 billion yen ($23.2 million as of June 30, 2011)	3.3%	Notes due January 2017, with annual principal payments that began in January 2011.

2010 committed loan:
U.S. dollar denominated:	$30.0 million	$27.0 million	Variable 30 day: 1.25%	Amortizes $1.5 million per quarter

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility is due May 2014.

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

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

(2)
The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $9.6 million of the balance of our Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility, $12.4 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and $6.0 million of our 2010 committed loan.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.       ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2011, and will be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2011-04, but believes there will be no significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance will be effective as of January 1, 2012 for the Company and is not expected to have a significant impact on its financial statements, other than presentation.

13.       COST OF SALES

In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of the Company’s products imported into Japan during the period of October 2002 through July 2005. As a result of this decision, the Company recorded an expense for the full amount of the disputed assessments in the first quarter of 2011. The charge was a non-cash item, as the Company was previously required to pay the assessments under protest. The Company has appealed this decision.

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

Overview

Our revenue for both the three- and six-month periods ended June 30, 2011 increased 9% to $424.4 million and $820.3 million, when compared to the same periods in 2010, with foreign currency exchange rate fluctuations positively impacting revenue by 8% and 7%, respectively. Accelerated growth in our emerging markets, including Mainland China and South Asia, was partially offset by expected softness in the United States and Japan. Revenue growth was also driven by continued interest in our strong product portfolio, along with sustained sales force growth, with the number of active and executive distributors globally up 5% and 8%, respectively, compared to the prior-year period. We currently plan to introduce new ageLOC nutritional and personal care products in connection with our 2011 global convention in October.

Earnings per share for the second quarter of 2011 were $0.65 compared to $0.50 for the same period in 2010. Earnings per share for the first half of 2011 were $0.89, or $1.21 excluding non-cash charges of $32.8 million associated with the first quarter Japan customs ruling, discussed below under Gross Profit, compared to $0.98 for the same period in 2010. Excluding the Japan customs expense, earnings per share improved due largely to revenue growth coupled with continued efficiencies and controlled expenses. In addition, earnings per share for the second quarter of 2010 were negatively impacted by significant foreign currency translation losses. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

Revenue

North Asia.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2011 and 2010 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Japan	$115.1	$113.3	2%	$226.9	$222.0	2%
South Korea	68.0	50.8	34%	135.6	113.0	20%
North Asia total	$183.1	$164.1	12%	$362.5	$335.0	8%

Revenue in the region for the three- and six-month periods ended June 30, 2011 was positively impacted approximately 11% and 9% by foreign currency exchange rate fluctuations, due to the strengthening of both the Japanese yen and the South Korean won.

Local-currency revenue in Japan declined 10% and 8% for the three- and six-month periods ended June 30, 2011, compared to the same periods in 2010. We estimate that recent catastrophes in Japan negatively impacted second quarter revenue by approximately $10 million, in line with our previous estimate. Continued weakness in our distributor numbers also contributed to the decline with our active and executive distributor counts decreasing 9% and 6%, respectively.

South Korea experienced local-currency revenue growth of 25% and 15% for the three- and six-month periods ended June 30, 2011, compared to the same periods in 2010. This revenue increase reflects continued strong distributor growth and interest generated by our ageLOC products and a recent restaging of our TRA weight loss products. The number of active and executive distributors in South Korea increased 18% and 27%, respectively, compared to the prior-year periods.

Greater China. The following table sets forth revenue for the three- and six-month periods ended June 30, 2011 and 2010 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Taiwan	$29.0	$28.6	1%	$54.2	$52.8	3%
Mainland China	38.1	20.6	85%	69.2	40.9	69%
Hong Kong	12.3	31.4	(61%)	24.6	44.6	(45%)
Greater China total	$79.4	$80.6	(2%)	$148.0	$138.3	7%

Revenue in Greater China declined due largely to the launch of our ageLOC Transformation skin care system in the second quarter of 2010, which increased revenue by approximately $25 million and contributed to 53 percent revenue growth reported in the prior year. Individual market comparisons for the quarter were also impacted by regional convention sales in Hong Kong in the prior year. Foreign currency exchange rate fluctuations positively impacted revenue by approximately 6% in this region during both the three- and six-month periods ended June 30, 2011.

On a local-currency basis, revenue in Mainland China increased 77% and 62% in the three- and six-month periods ended June 30, 2011, compared to the same periods in 2010. This continued growth is largely due to significant sales force growth, driven by strong interest in our product portfolio and sales force incentives, as reflected by a 37% increase in preferred customers and 35% increase in sales representatives, compared to the prior-year period. In addition, revenue in Mainland China for the second quarter of 2010 was negatively impacted by substantial sales at the Greater China Regional Convention in Hong Kong.

Compared to the same prior-year periods, local-currency revenue for the three- and six-month periods ended June 30, 2011 in Taiwan was down 8% and 6%, respectively. This decrease was due largely to the launch of our ageLOC Transformation skin care system in the prior year. Compared to the same prior-year periods, local-currency revenue for the three- and six-month periods ended June 30, 2011 in Hong Kong was down 61% and 45%, respectively. Revenue comparisons for Hong Kong reflect substantial sales to non-Hong Kong distributors attending the Greater China Regional Convention in May 2010. Decreased revenue in both Taiwan and Hong Kong is also due in part to the regional focus on growth in Mainland China.

Second quarter executive distributors in Taiwan were down 4% and active distributors were level when compared to the prior-year period, while active and executive distributors in Hong Kong were down 2% and 9%, respectively.

Americas. The following table sets forth revenue for the three- and six-month periods ended June 30, 2011 and 2010 for the Americas region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

United States	$49.6	$52.7	(6%)	$96.8	$105.8	(9%)
Canada	5.5	6.0	(8%)	10.6	11.9	(11%)
Latin America	4.7	3.7	27%	8.3	7.1	17%
Americas total	$59.8	$62.4	(4%)	$115.7	$124.8	(7%)

Revenue in the United States for the three- and six-month periods ended June 30, 2011 decreased by 6% and 8%, compared to the prior-year periods. This decline reflects continued weakness in our distributor numbers with our active and executive distributor counts decreasing 1% and 6%, respectively. We currently expect continued softness in the United States in the third quarter of 2011, followed by growth in the fourth quarter in connection with our global convention in October. The opening of Argentina in the second quarter contributed to revenue growth in Latin America.

South Asia/Pacific. The following table sets forth revenue for the three- and six-month periods ended June 30, 2011 and 2010 for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Singapore/Malaysia/Brunei	$26.6	$21.3	25%	$47.5	$35.0	36%
Thailand	16.2	13.6	19%	31.0	25.6	21%
Australia/New Zealand	7.2	4.6	57%	13.3	9.0	48%
Indonesia	5.5	3.7	49%	10.2	6.8	50%
Philippines	3.7	2.7	37%	7.2	4.9	47%
South Asia/Pacific total	$59.2	$45.9	29%	$109.2	$81.3	34%

Foreign currency exchange rate fluctuations in South Asia/Pacific impacted revenue positively 11% in both the three- and six-month periods ended June 30, 2011, compared to the same prior-year periods. Local currency revenue growth in this region was driven primarily by robust distributor growth and activity, along with continued interest in our strong product portfolio, including our ageLOC and TRA weight loss products. Executive distributors in the region increased 24% while active distributors increased 23% compared to the prior year.

    Europe. The following table sets forth revenue for the three- and six-month periods ended June 30, 2011 and 2010 for the Europe region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Europe	$42.9	$35.3	22%	$84.9	$73.1	16%

Growth in this region was driven largely by continued interest in our strong product portfolio, including our ageLOC products. Revenue in the region for the three- and six-month periods ended June 30, 2011 was positively impacted approximately 14% and 6%, respectively, by foreign currency exchange rate fluctuations. Our active and executive distributor counts in our Europe region both increased by 8% and 7%, compared to the prior year.

Gross profit

Gross profit as a percentage of revenue was 83.2% for the second quarter of 2011, compared to 82.5% for the same prior-year period. Gross profit as a percentage of revenue was 79.1% and 82.4% for the first half of 2011 and 2010, respectively. In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of our products imported into Japan. As a result of this decision, we recorded an expense within cost of sales for the full amount of the disputed assessments in the first quarter of 2011. The charge is a non-cash item, as we were previously required to pay the assessments under protest. We have appealed this decision. Excluding this $32.8 million non-cash charge, gross profit as a percentage of revenue for the first half of 2011 was 83.0%. These improvements reflect continued supply chain improvements and foreign currency benefits. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

Selling expenses

Selling expenses as a percentage of revenue increased to 43.2% and 43.0% for the three- and six-month periods ended June 30, 2011 from 41.4% and 41.9% for the same periods in 2010. This increase reflects growth in the number of independent distributors qualifying for various promotional sales incentives, as well as temporary commission subsidies for distributors in the region of Japan most impacted by recent catastrophes.  In addition, selling expenses in the prior year were unusually low due to non-commissionable convention fees and sales aid revenue.

General and administrative expenses

As a percentage of revenue, general and administrative expenses decreased to 24.4% and 25.0% for the three- and six-month periods ended June 30, 2011 from 25.9% and 26.5% for the same periods in 2010, primarily as a result of increased revenue and controlled expenses.

Other income (expense), net

Other income (expense), net for the three- and six-month periods ended June 30, 2011 was $0.1 million and $0.5 million of expense compared to $7.3 million and $6.7 million of expense for the same periods in 2010. This decrease in expense is due primarily to the impact of fluctuations in foreign currency exchange rates.

Provision for income taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2011 was $24.2 million and $33.4 million compared to $19.5 million and $35.2 million for the same periods in 2010. The effective tax rate was 36.7% and 36.9% of pre-tax income during the three- and six-month periods ended June 30, 2011, compared to rates of 37.6% and 35.7% in the same prior-year periods.

Net income

As a result of the foregoing factors, net income for the second quarter of 2011 was $41.7 million compared to $32.4 million for the same period in 2010. Net income for the first half of 2011 was $57.0 million, or $77.7 million excluding $32.8 million ($20.7 million, net of tax) in Japan customs expense, compared to $63.4 million for the first half of 2010. Net income excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

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

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  We generated $80.8 million in cash from operations during the first half of 2011, compared to $87.2 million during the same period in 2010.

As of June 30, 2011, working capital was $251.5 million, compared to $206.1 million as of December 31, 2010. Cash and cash equivalents at June 30, 2011 and December 31, 2010 were $233.4 million and $230.3 million, respectively. The increase in working capital was primarily due to the payment of taxes and the payment of related party debt in the first half of 2011, while generating strong cash flows from operations.

Capital expenditures in the first six months of 2011 totaled $16.4 million, and we anticipate additional capital expenditures of approximately $40 million to $45 million for the remainder of 2011. These capital expenditures are primarily related to:

•	planning and construction of a new innovation center on our Provo campus and a new Greater China regional headquarters in Shanghai, China, and related real estate acquisitions;

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China; and

•	purchases of computer systems and software, including equipment and development costs.

We currently have long-term debt pursuant to various credit facilities and other borrowings.  The following table summarizes these long-term debt arrangements as of June 30, 2011:

Facility or Arrangement(1)	Original Principal Amount	Balance as of June 30, 2011(2)	Interest Rate	Repayment terms

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$34.3 million	6.2%	Notes due July 2016, with annual principal payments that began in July 2010.

	$20.0 million	$17.1 million	6.2%	Notes due January 2017, with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.3 billion yen ($16.6 million as of June 30, 2011)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($28.1 million as of June 30, 2011)	2.6%	Notes due September 2017, with annual principal payments beginning September 2011.

	2.2 billion yen	1.9 billion yen ($23.2 million as of June 30, 2011)	3.3%	Notes due January 2017, with annual principal payments that began in January 2011.

2010 committed loan:
U.S. dollar denominated:	$30.0 million	$27.0 million	Variable 30 day: 1.25%	Amortizes $1.5 million per quarter

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility is due May 2014.

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company’s material domestic subsidiaries and by pledges of 65% of the outstanding stock of the Company’s material foreign subsidiaries.  The 2010 committed loan is also secured by deeds of trust with respect to our corporate headquarters and distribution center in Provo, Utah.

(2)
The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) includes $9.6 million of the balance of its Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility, $12.4 million of the balance on its U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and $6.0 million of its 2010 committed loan.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.  During the first half of 2011, we repurchased 1.1 million shares of Class A common stock under this program for $33.8 million. At June 30, 2011, $119.3 million was available for repurchases under the stock repurchase program.

In February 2011 and May 2011, our board of directors declared a quarterly cash dividend of $0.135 per share for all shares of Class A common stock. These quarterly cash dividends each totaling $8.4 million each were paid on March 16, 2011 and June 15, 2011, to stockholders of record on February 25, 2011 and May 27, 2011, respectively. In July 2011, our board of directors declared a quarterly cash dividend of $0.160 per share for all shares of Class A common stock to be paid September 14, 2011 to stockholders of record on August 26, 2011. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

Contingent Liabilities

We are currently involved in a dispute with customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products, which is separate and distinct from the dispute discussed above under Gross Profit. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 3.8 billion Japanese yen as of June 30, 2011 (approximately $46.8 million), net of any recovery of consumption taxes, and increases approximately $3.5 million per quarter. We believe that additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this second case is whether a US entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. On May 13, 2011, we received notice that, as we had anticipated, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance’s administrative decision. We are preparing to pursue the matter through the court system in Japan, which we believe will provide a more independent determination of the matter. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. Because we believe that the higher rate determined by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. To the extent that we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely record a non-cash expense for the full amount of the disputed assessments.

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

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of June 30, 2011, we had net deferred tax assets of $68.0 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  We are currently under examination by the United States Internal Revenue Service (the “IRS”) for the 2005 through 2008 tax years.  With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005.  For the tax year 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We have elected to continue participating in CAP for 2011 and may elect to continue participating in future tax years; we may withdraw from the program at any time. In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2004.  Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of these reviews are not yet determinable.

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

	As of June 30, 2011		As of June 30, 2010
Region:	Active	Executive	Active	Executive

North Asia	331,000	15,127	327,000	14,286
Greater China	130,000	9,580	114,000	8,398
Americas	65,000	5,185	169,000	5,528
South Asia/Pacific	91,000	4,499	74,000	3,630
Europe	110,000	3,917	102,000	3,664
Total	827,000	38,308	786,000	35,506

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

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At June 30, 2011, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 5.3 billion Japanese yen ($65.8 million as of June 30, 2011) and 500,000 Euros ($0.7 million as of June 30, 2011). At June 30, 2010, we did not hold any forward contracts to hedge foreign-currency-denominated debt payments.

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

(c) We have experienced revenue declines in Japan over the last several years and continue to face challenges in this market. If we are unable to stabilize or renew growth in this market our results could be harmed. Factors that could impact our results in the market include:

•
risks related to general disruption and market conditions following the recent disasters in Japan and the risk that the resulting impact on our operations in that market and on the ability of our independent distributors to maintain or reestablish their business and sponsoring activities may negatively impact our revenues more than anticipated;

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

•	inappropriate activities by our distributors and any resulting regulatory actions;

•	any increased weakness in the economy or consumer confidence; and

•	competitive pressures from other direct selling companies and their distributors who actively seek to solicit our distributors to join their businesses.

(d) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us.  We have experienced an increased level of general inquiries regarding our company and complaints to consumer protection centers in Japan and have taken steps to try to resolve these issues. We have received warnings from consumer centers in certain prefectures raising concerns about the number of general inquiries and complaints regarding our company. Although we continue to implement additional steps to reinforce our distributor compliance, education and training efforts in Japan, we cannot be sure that such efforts will be successful. If consumer complaints and inquiries escalate to a government review or if the current level of complaints and inquiries does not improve, there is an increased likelihood that regulators could take action against us, including a suspension of our sponsoring activities, or we could receive negative media attention, either of which could harm our business.

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

The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expenses for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010

Revenue	$820,271	$752,486
Gross profit	$648,449	$619,716
Japan customs expense	32,754	─
Gross profit, excluding Japan customs expense	$681,203	$619,716

Gross profit, excluding Japan customs expense, as a % of revenue	83.0%

Gross profit as a % of revenue	79.1%	82.4%

The following is a reconciliation of net income and diluted earnings per share, as reported, to net income and diluted earnings per share excluding Japan customs expenses for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010

Net income	$57,009	$63,432
Japan customs expense	32,754	─
Tax effect of Japan customs expense	(12,099)	─
Net income, excluding Japan customs expense	$77,664	$63,432

Diluted earnings per share, excluding Japan customs expense	$1.21

Diluted earnings per share	$0.89	$0.98

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

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of June 30, 2011.

Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2010 fiscal year and subsequent Quarterly Report on Form 10-Q, for information regarding the status of certain legal proceedings that have been previously disclosed.

On May 13, 2011, we received notice that, as we had anticipated, the Ministry of Finance in Japan denied our administrative appeal of additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company’s import duties from October 2009 to the present.  We disagree with the Ministry of Finance’s administrative decision. We are preparing to pursue the matter through the court system in Japan, which we believe will provide a more independent determination of the matter.

ITEM 1A.     RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2010 fiscal year and subsequent Quarterly Report on Form 10-Q.

New regulations governing the marketing and sale of nutritional supplements could harm our business.

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future. For example, the FDA has recently proposed draft guidance for the industry to clarify the FDA's interpretation of the new dietary ingredient notification requirements. This draft guidance is not final but appears to indicate that the FDA is expanding its definition of what is considered a “new dietary ingredient” in the United States. The industry is providing comments and working with the FDA to modify this guidance, however, if enacted in final form as proposed this guidance could impose new and significant regulatory barriers for our nutritional supplement products, many of which could delay or inhibit our ability to formulate, introduce and sell nutritional supplements as we have in the past. We face similar pressures in our other markets, including Europe, which is expected to adopt additional regulations setting new limits on acceptable maximum levels of vitamins and minerals. In the United States, effective December 1, 2009, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, that require disclosure of material connections between an endorser and the company they are endorsing and do not allow marketing using atypical results. The requirements and restrictions of the revised Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 – 30, 2011	217,600	$ 29.44	217,600	$ 145.9
May 1 – 31, 2011	40,000	$ 33.46	40,000	$ 141.0
June 1 – 30, 2011	112,314	$ 36.62	112,100	$ 119.3
Total	369,914(2)

(1)
In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $485.0 million is currently authorized. As of June 30, 2011, we had repurchased approximately $365.7 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)
We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market.  These shares were awarded or acquired in connection with our initial public offering in 1996.  Of the shares listed in this column, 214 relate to repurchases from such employees and distributors at an average price per share of $37.84.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 (REMOVED AND RESERVED)

ITEM 5.                 OTHER INFORMATION

(a)
As previously reported in a Form 8-K filed May 31, 2011, at our Annual Meeting of Stockholders on May 24, 2011, a plurality of our stockholders voted in favor of one year as the frequency of stockholder advisory votes on our executive compensation. Accordingly, until the next stockholder advisory vote on the frequency of stockholder advisory votes on our executive compensation, we intend to hold a stockholder advisory vote on our executive compensation annually.

(b)
As previously reported in a Form 8-K filed July 22, 2011, on July 18, 2011 our Board of Directors adopted an amendment and restatement of our bylaws (the “Second Amended and Restated Bylaws”), which, among other amendments, modified provisions regarding advance notice requirements for stockholders to make director nominations, including shortening the advance notice period from 120 days to 90 days for nominations not included in our proxy statement and identifying specific information that must be provided by the nominating stockholder. The Second Amended and Restated Bylaws are filed as Exhibit 3.1 to this quarterly report on Form 10-Q and are incorporated by reference.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                Description

3.1	Second Amended and Restated Bylaws of Nu Skin Enterprises, Inc.

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

August 4, 2011

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)