Form 10-Q
period 2011-09-30
NU SKIN ENTERPRISES INC
filed 2011-11-07
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO UT 84601	(IRS Employer Identification No.)
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

    As of October 31, 2011, 62,159,895 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2011 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

Nu Skin, Pharmanex and ageLOC are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.  The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

        ITEM 1.                      FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$242,034	$230,337
Accounts receivable	36,228	25,701
Inventories, net	105,400	114,475
Prepaid expenses and other	60,235	52,013
	443,897	422,526

Property and equipment, net	145,913	133,722
Goodwill	112,446	112,446
Other intangible assets, net	70,375	78,270
Other assets	126,217	145,260
Total assets	$898,848	$892,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,945	$25,480
Accrued expenses	123,053	146,108
Current portion of long-term debt	28,586	27,865
Related party payable	─	16,995
	182,584	216,448

Long-term debt	109,361	133,013
Other liabilities	66,772	71,514
Total liabilities	358,717	420,975

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	285,265	256,505
Treasury stock, at cost – 28.2 million and 28.5 million shares	(508,443)	(476,748)
Retained earnings	827,077	749,940
Accumulated other comprehensive loss	(63,859)	(58,539)
	540,131	471,249
Total liabilities and stockholders’ equity	$898,848	$892,224

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011		2010

Revenue	$428,416	$383,553	$1,248,687		$1,136,039
Cost of sales	70,631	68,755	242,453	(1)	201,525

Gross profit	357,785	314,798	1,006,234		934,514

Operating expenses:
Selling expenses	184,203	162,402	536,845		477,403
General and administrative expenses	106,369	99,501	311,223		298,938

Total operating expenses	290,572	261,903	848,068		776,341

Operating income	67,213	52,895	158,166		158,173
Other income (expense), net	(6,879)	(674)	(7,428)		(7,347)

Income before provision for income taxes	60,334	52,221	150,738		150,826
Provision for income taxes	13,536	16,932	46,931		52,105

Net income	$46,798	$35,289	$103,807		$98,721

Net income per share (Note 2):
Basic	$0.75	$0.57	$1.67		$1.58
Diluted	$0.72	$0.55	$1.61		$1.53

Weighted-average common shares outstanding:
Basic	62,285	61,971	61,998		62,443
Diluted	64,708	64,065	64,408		64,584

        (1)          Includes a $32.8 million non-cash charge related to an adverse decision in the Japan customs litigation. See Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

         NU SKIN ENTERPRISES, INC.
         Consolidated Statements of Cash Flows (Unaudited)
         (U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$103,807	$98,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,021	22,573
Japan customs expense	32,754	─
Foreign currency (gains)/losses	4,388	3,350
Stock-based compensation	11,510	7,739
Deferred taxes	(11,553)	(1,084)
Changes in operating assets and liabilities:
Accounts receivable	(10,780)	(8,492)
Inventories, net	8,195	(8,739)
Prepaid expenses and other	(5,667)	(4,001)
Other assets	(17,064)	(3,675)
Accounts payable	5,245	3,482
Accrued expenses	(25,885)	16,664
Other liabilities	8,402	11,775

Net cash provided by operating activities	127,373	138,313

Cash flows from investing activities:
Purchases of property and equipment	(27,985)	(28,692)

Net cash used in investing activities	(27,985)	(28,692)

Cash flows from financing activities:
Exercises of employee stock options	25,924	14,099
Payments of cash dividends	(26,671)	(23,412)
Payments on debt financing	(26,501)	(20,459)
Income tax benefit of options exercised	10,298	5,524
Repurchases of shares of common stock	(51,045)	(49,960)
Payment of related party debt	(16,995)	─

Net cash used in financing activities	(84,990)	(74,208)

Effect of exchange rate changes on cash	(2,701)	4,169

Net increase in cash and cash equivalents	11,697	39,582

Cash and cash equivalents, beginning of period	230,337	158,045

Cash and cash equivalents, end of period	$242,034	$197,627

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.       THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. The Company reports revenue from five geographic regions:  North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; South Asia/Pacific, which consists of Australia, Brunei, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand; Americas, which consists of the United States, Canada and Latin America; and Europe, which consists of several markets in Europe as well as Israel, Russia and South Africa (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2011, and for the three- and nine-month periods ended September 30, 2011 and 2010. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.       NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2011 and 2010, other stock options totaling 0.1 million and 0.2 million, respectively, and for the nine-month periods ended September 30, 2011 and 2010, other stock options totaling 2.1 million and 0.3 million, respectively,  were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.       DIVIDENDS PER SHARE

In February, May and July 2011, the Company’s board of directors declared quarterly cash dividends of $0.135, $0.135 and $0.160 per share, respectively. These quarterly cash dividends totaling $8.3 million, $8.4 million and $10.0 million, were paid on March 16, 2011, June 15, 2011 and September 14, 2011, to stockholders of record on February 25, 2011, May 27, 2011 and August 26, 2011, respectively. In October 2011, the Company’s board of directors declared a quarterly cash dividend of $0.160 per share to be paid December 14, 2011 to stockholders of record on November 25, 2011.

4.       DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2011, the Company held mark to market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 8.2 billion Japanese yen ($106.4 million as of September 30, 2011) and 1.3 billion Japanese yen at September 30, 2010 ($15.6 million as of September 30, 2011) to hedge forecasted foreign-currency-denominated intercompany transactions. For the nine-month period ended September 30, 2011, the Company recorded a net unrealized loss of $2.8 million in accumulated other comprehensive income. The contracts held at September 30, 2011 have maturities through February 1, 2013 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive income will be recognized in current earnings over the next 17 months. There were no pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings for the year ended December 31, 2010.  The pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings were immaterial for the quarter ended September 30, 2011.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.       REPURCHASES OF COMMON STOCK

During the three- and nine-month periods ended September 30, 2011, the Company repurchased approximately 0.4 million and 1.5 million shares of its Class A common stock under its open market repurchase plan for approximately $17.2 million and $51.0 million, respectively. During the three- and nine-month periods ended September 30, 2010, the Company repurchased approximately 0.4 million and 1.9 million shares of its Class A common stock under its open market repurchase plan for approximately $10.7 and $50.0 million, respectively.  At September 30, 2011, $102.7 million was available for repurchases under the stock repurchase program.

6.       COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2011 and 2010, were as follows (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$46,798	$35,289	$103,807	$98,721

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(8,027)	5,885	(3,490)	2,111
Net unrealized (losses)/gains on foreign currency cash flow hedges	(2,289)	─	(2,144)	29
Less: Reclassification adjustment for realized (gains)/losses in current earnings	419	─	315	(126)

Comprehensive income	$36,901	$41,174	$98,488	$100,735

7.       SEGMENT INFORMATION

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China.  In Mainland China, the Company utilizes an employed sales force, contractual sales promoters and direct sellers to sell its products through fixed retail locations.  Selling expenses are the Company’s largest expense comprised of the commissions and incentives paid to its worldwide independent distributors as well as remuneration to its Mainland China sales employees, promoters and direct sellers paid on product sales.  The Company manages its business primarily by managing its global sales force.  The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does recognize revenue in five geographic regions: North Asia, Greater China, South Asia/Pacific, Americas and Europe.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2011	2010	2011	2010

North Asia	$184,322	$170,537	$546,853	$505,503
Greater China	83,367	63,337	231,364	201,664
South Asia/Pacific	61,819	50,247	170,977	131,529
Americas	59,407	63,721	175,091	188,564
Europe (region)	39,501	35,711	124,402	108,779
Totals	$428,416	$383,553	$1,248,687	$1,136,039

Revenue generated by each of the Company’s three product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2011	2010	2011	2010

Nu Skin	$235,957	$224,498	$680,848	$687,650
Pharmanex	190,073	156,025	560,374	439,942
Other	2,386	3,030	7,465	8,447
Totals	$428,416	$383,553	$1,248,687	$1,136,039

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2011	2010	2011	2010

Japan	$121,127	$123,010	$348,027	$344,998
South Korea	63,195	47,527	198,826	160,505
United States	48,850	54,245	145,701	160,025
Mainland China	42,105	23,570	111,271	64,509
Europe	34,369	29,554	107,126	90,075
Taiwan	28,090	26,966	82,301	79,742

Long-lived assets:	September 30, 2011	December 31, 2010

Japan	$14,918	$12,473
South Korea	11,519	9,396
United States	92,891	84,829
Mainland China	12,143	11,646
Europe	2,166	2,697
Taiwan	1,628	2,200

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.       DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of September 30, 2011 the Company has net deferred tax assets of $63.5 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

9.       UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  During the quarter ended September 30, 2011, the Company entered into a closing agreement with the United States Internal Revenue Service (the “IRS”) for all adjustments for the 2005 through 2008 tax years.  With a few exceptions, the Company is no longer subject to U.S., federal, state and local income tax examination by tax authorities for the years before 2005.  In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2011 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2005. Along with the IRS examination, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential decreases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $1 to $3 million. The amount of gross unrecognized tax benefits decreased by $7.1 million during the nine months ended September 30, 2011, due mainly to the conclusion of an advanced pricing agreement with Japan, the completion of a tax audit in South Korea, expiration of statutes of limitation in various countries, current tax positions and changes in currency exchange rates. As a result of this decrease in gross unrecognized tax benefits, accrued interest and penalties, which are reported as a component of income tax expense, decreased by $0.9 million during the nine months ended September 30, 2011.

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

The Company is currently involved in a dispute with customs authorities in Japan with respect to duty assessments on several of the Company’s Pharmanex nutritional products, which is separate and distinct from the dispute discussed in Note 13. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company’s import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 4.0 billion Japanese yen as of September 30, 2011 (approximately $51.3 million), net of any recovery of consumption taxes, and increases approximately $2.0 million per quarter. The Company believes that additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company’s review of the assessments and after consulting with the Company’s legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with Yokohama Customs, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In May 2011, the Company received notice that, as anticipated, the Ministry of Finance in Japan denied the Company’s administrative appeal. The Company disagrees with the Ministry of Finance’s administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently being required to post a bond or make a deposit equal to the difference between the Company’s declared duties and the amount the customs authorities have determined the Company should be paying on all current imports. Because the Company believes that the higher rate determined by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid or held in bond, the Company will likely be required to record a non-cash expense for the full amount of the disputed assessments.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.       LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings.  The Company’s book value for both the individual and consolidated debt included in the table below approximates fair value. The following table summarizes the Company’s long-term debt arrangements as of  September 30, 2011:

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2011(2)	Interest Rate	Repayment Terms

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$28.6 million	6.2%	Notes due July 2016, with annual principal payments that began in July 2010.

	$20.0 million	$17.1 million	6.2%	Notes due January 2017, with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.3 billion yen ($17.5 million as of September 30, 2011)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	1.9 billion yen ($25.2 million as of September 30, 2011)	2.6%	Notes due September 2017, with annual principal payments that began in September 2011.

	2.2 billion yen	1.9 billion yen ($24.1 million as of September 30, 2011)	3.3%	Notes due January 2017, with annual principal payments that began in January 2011.

2010 committed loan:
U.S. dollar denominated:	$30.0 million	$25.5 million	Variable 30 day: 1.25%	Amortizes $1.5 million per quarter.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility is due May 2014.

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

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

(2)
The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) includes $10.0 million of the balance of the Company’s Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility, $12.6 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and $6.0 million of the Company’s 2010 committed loan.

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

In September 2011, the FASB ratified ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows an entity the option of performing a qualitative assessment before calculating the fair value of its reporting units. If, based on the qualitative assessment, an entity concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. The new accounting standard is applicable for goodwill impairment testing performed in years beginning after December 15, 2011 and early adoption is permitted. The Company does not expect this pronouncement to have a significant impact on its financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

13.       COST OF SALES

In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of the Company’s products imported into Japan during the period of October 2002 through July 2005. As a result of this decision, the Company recorded an expense for the full amount of the disputed assessments in the first quarter of 2011. The charge was a non-cash item, as the Company was previously required to pay the assessments. The Company has appealed this decision.

14.       SUBSEQUENT EVENTS

On October 27, 2011, the Company announced that it executed a letter of intent to acquire substantially all of the assets of LifeGen Technologies, LLC, a genomics company based in Madison, Wisconsin for $11.7 million. Pursuant to the terms of the letter of intent, the acquisition is subject to completion of a definitive purchase agreement, due diligence and other closing conditions.  The Company anticipates closing on the acquisition prior to the end of 2011.

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

Overview

Our revenue for the three- and nine-month periods ended September 30, 2011 increased 12% and 10% to $428.4 million and $1.2 billion, respectively, when compared to the same periods in 2010, with foreign currency exchange rate fluctuations positively impacting revenue by 7% in each period. Accelerated growth in our emerging markets, including Mainland China, South Asia and South Korea, was partially offset by continued softness in the United States and Japan. Revenue growth was driven by continued interest in our strong product portfolio, along with sustained sales force growth, with the number of executive and active distributors globally up 14% and 6%, respectively, compared to the prior-year period.

Earnings per share for the third quarter of 2011 were $0.72 compared to $0.55 for the same period in 2010. Earnings per share for the first nine months of 2011 were $1.61, or $1.93 excluding non-cash charges of $32.8 million associated with the first quarter Japan customs ruling, discussed below under Gross Profit, compared to $1.53 for the same period in 2010. Earnings per share improved due largely to revenue growth coupled with continued efficiencies and controlled expenses. Earnings per share were also impacted by an income tax benefit of $7.7 million, partially offset by $6.2 million of non-cash foreign currency losses on intercompany advances. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

In October 2011, in connection with our global distributor convention, we introduced our latest ageLOC innovations, the R² nutritional supplement and the Body Galvanic Spa, which is used with new ageLOC body treatment gels. During this global limited offering, we received approximately $100 million in orders for these new products. We expect about 80% to 90% of the orders to be recognized as revenue during the fourth quarter of 2011. We currently plan to fully launch these products globally throughout 2012. We continue to assess the financial and operational impact of this launch, including factors such as the timing of product deliveries, the amount of product returns and the cannibalization of sales of our other products.

Revenue

North Asia.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2011 and 2010 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change

Japan	$121.1	$123.0	(2%)	$348.0	$345.0	1%
South Korea	63.2	47.5	33%	198.8	160.5	24%
North Asia total	$184.3	$170.5	8%	$546.8	$505.5	8%

Revenue in the region for the three- and nine-month periods ended September 30, 2011 was positively impacted approximately 10% and 9% by foreign currency exchange rate fluctuations, due to the strengthening of both the Japanese yen and the South Korean won.

Local-currency revenue in Japan declined 11% and 9% for the three- and nine-month periods ended September 30, 2011, compared to the same periods in 2010. We estimate that the March 2011 catastrophes that occurred in Japan negatively impacted third quarter revenue by approximately $10 million, which was in line with our previous estimate. Continued weakness in our distributor numbers also contributed to the decline with our executive and active distributor counts decreasing 2% and 8%, respectively compared to the prior year.

South Korea experienced local-currency revenue growth of 22% and 17% for the three- and nine-month periods ended September 30, 2011, compared to the same periods in 2010. This revenue increase reflects continued strong distributor growth and interest generated by our ageLOC products and the restaging of our TRA weight loss products earlier in the year. The number of executive and active distributors in South Korea increased 28% and 22%, respectively, compared to the prior year.

Greater China.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2011 and 2010 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change

Taiwan	$28.1	$27.0	4%	$82.3	$79.7	3%
Mainland China	42.1	23.5	79%	111.3	64.5	73%
Hong Kong	13.2	12.8	3%	37.8	57.4	(34%)
Greater China total	$83.4	$63.3	32%	$231.4	$201.6	15%

Foreign currency exchange rate fluctuations positively impacted revenue in Greater China by approximately 7% and 6% during the three- and nine-month periods ended September 30, 2011.

On a local-currency basis, revenue in Mainland China increased 69% and 65% in the three- and nine-month periods ended September 30, 2011, compared to the same periods in 2010. This continued growth is due to significant sales force growth, driven by strong interest in our product portfolio and sales force incentives, as reflected by a 42% increase in preferred customers and 75% increase in sales representatives, compared to the prior-year period.

Compared to the same prior-year periods, local-currency revenue for the three- and nine-month periods ended September 30, 2011 in Taiwan was down 5% and 6%, respectively. Local-currency revenue in Hong Kong for the three- and nine-month periods ended September 30, 2011 was up 3% and down 34%, respectively. We continue to see interest in our income opportunity for distributors and our ageLOC products in these markets, moderated by a regional focus on growth in Mainland China. Revenue comparisons for the nine-month period ended September 30, 2011 for each of these markets were impacted by substantial sales to non-Hong Kong distributors attending the Greater China Regional Convention in May 2010. Third quarter executive distributors in Taiwan were up 3% and active distributors were down less than 1%, while executive and active distributors in Hong Kong were up 10% and down 1%, respectively, compared to the prior year.

South Asia/Pacific.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2011 and 2010 for the South Asia/Pacific region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change

Singapore/Malaysia/Brunei	$27.4	$22.0	25%	$75.0	$57.0	32%
Thailand	16.8	14.7	14%	47.9	40.3	19%
Australia/New Zealand	7.7	5.3	45%	21.0	14.3	47%
Indonesia	6.2	4.4	41%	16.3	11.2	46%
Philippines	3.7	3.8	(3%)	10.8	8.7	24%
South Asia/Pacific total	$61.8	$50.2	23%	$171.0	$131.5	30%

    Foreign currency exchange rate fluctuations in South Asia/Pacific impacted revenue positively 8% and 10% in the three- and nine-month periods ended September 30, 2011, compared to the same prior-year periods. Revenue growth in this region was driven primarily by robust distributor growth and activity, along with continued interest in our strong product portfolio, including our ageLOC and TRA weight loss products. Executive distributors in the region increased 27%, while active distributors increased 15%, compared to the prior year. We currently expect that recent flooding in Thailand will negatively impact our business in that market during the fourth quarter of 2011.

Americas.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2011 and 2010 for the Americas region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change

United States	$48.9	$54.2	(10%)	$145.7	$160.0	(9%)
Canada	5.1	6.1	(16%)	15.7	18.1	(13%)
Latin America	5.4	3.4	59%	13.7	10.5	30%
Americas total	$59.4	$63.7	(7%)	$175.1	$188.6	(7%)

Revenue in the United States for the three- and nine-month periods ended September 30, 2011 decreased by 10% and 9%, compared to the prior-year periods respectively. This decline reflects continued weakness in our distributor numbers with our executive and active distributor counts decreasing 8% and increasing 1%, respectively, compared to the prior year. Revenue comparisons for the United States were also negatively impacted by approximately $15.0 million in sales related to the successful introduction of our ageLOC Vitality in the prior year. The opening of Argentina in the second quarter of 2011 contributed to strong revenue growth in Latin America.

Europe.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2011 and 2010 for Europe (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change

Europe (region)	$39.5	$35.7	11%	$124.4	$108.8	14%

Foreign currency exchange rate fluctuations in the Europe region positively impacted revenue approximately 9% and 7% for the three- and nine-month periods ended September 30, 2011, respectively. We have seen a slowing of growth in this region, with declines in several markets including Israel and South Africa.  Revenue growth was positively impacted by distributor growth and continued interest in our strong product portfolio, including our ageLOC products. Our executive and active distributor counts in our Europe region increased by 6% and 7%, respectively, compared to the prior year.

Gross profit

Gross profit as a percentage of revenue was 83.5% for the third quarter of 2011, compared to 82.1% for the same prior-year period. Gross profit as a percentage of revenue was 80.6% and 82.3% for the first nine months of 2011 and 2010, respectively. In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of our products imported into Japan. As a result of this decision, we recorded an expense within cost of sales for the full amount of the disputed assessments in the first quarter of 2011. The charge is a non-cash item, as we were previously required to pay the assessments. We have appealed this decision and expect a decision in the first or second quarter of 2012. Excluding this $32.8 million non-cash charge, gross profit as a percentage of revenue for the first nine months of 2011 was 83.2%. These improvements reflect continued supply chain improvements and foreign currency benefits. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

Selling expenses

Selling expenses as a percentage of revenue increased to 43.0% for both the three- and nine-month periods ended September 30, 2011 from 42.3% and 42.0% for the same periods in 2010. This increase reflects growth in the number of independent distributors qualifying for various promotional sales incentives and trips.

General and administrative expenses

As a percentage of revenue, general and administrative expenses decreased to 24.8% and 24.9% for the three- and nine-month periods ended September 30, 2011 from 25.9% and 26.3% for the same periods in 2010, primarily as a result of increased revenue and controlled expenses.

Other income (expense), net

Other income (expense), net for the three- and nine-month periods ended September 30, 2011 was $6.9 million and $7.4 million of expense compared to $0.7 million and $7.3 million of expense for the same periods in 2010. This increase in the third quarter was due to a $6.2 million primarily unrealized foreign currency loss caused by the translation of intercompany balances into U.S. dollars at the end of the quarter.

Provision for income taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2011 was $13.5 million and $46.9 million compared to $16.9 million and $52.1 million for the same periods in 2010. The effective tax rate was 22.4% and 31.1% of pre-tax income during the three- and nine-month periods ended September 30, 2011, compared to rates of 32.4% and 34.6% in the same prior-year periods. The income tax benefit in the third quarter of 2011 was primarily attributable to a one-time discrete tax benefit of $7.7 million associated with the effective settlement of an IRS audit for tax years 2005 – 2008.  During the third quarter we entered into a closing agreement with the IRS on the Extraterritorial Income Exclusion for the exportation of products outside the United States.

Net income

As a result of the foregoing factors, net income for the third quarter of 2011 was $46.8 million compared to $35.3 million for the same period in 2010. Net income for the first nine months of 2011 was $103.8 million, or $124.3 million excluding $32.8 million ($20.5 million, net of tax) in Japan customs expense, compared to $98.7 million for the first nine months of 2010. Net income excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

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

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  We generated $127.4 million in cash from operations during the first nine months of 2011, compared to $138.3 million during the same period in 2010.

As of September 30, 2011, working capital was $261.3 million, compared to $206.1 million as of December 31, 2010. Cash and cash equivalents at September 30, 2011 and December 31, 2010 were $242.0 million and $230.3 million, respectively. The increase in working capital was primarily due to strong cash flows from operations offset by payments for property, plant and equipment, dividends and net transactions related to our stock.

Capital expenditures in the first nine months of 2011 totaled $28.0 million, and we anticipate additional capital expenditures of approximately $20 million to $25 million for the remainder of 2011. These capital expenditures are primarily related to:

•	planning and construction of a new innovation center on our Provo campus and a new Greater China regional headquarters in Shanghai, China, and related real estate acquisitions;

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China; and

•	purchases of computer systems and software, including equipment and development costs.

         In addition, we currently anticipate that we will pay approximately $11.7 million for the acquisition of substantially all of the assets of LifeGen Technologies, LLC, assuming closing conditions are satisfied.

We currently have long-term debt pursuant to various credit facilities and other borrowings.  The following table summarizes these long-term debt arrangements as of September 30, 2011:

Facility or Arrangement(1)	Original Principal Amount	Balance as of September 30, 2011(2)	Interest Rate	Repayment Terms

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$28.6 million	6.2%	Notes due July 2016, with annual principal payments that began in July 2010.

	$20.0 million	$17.1 million	6.2%	Notes due January 2017, with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.3 billion yen ($17.5 million as of September 30, 2011)	1.7%	Notes due April 2014, with annual principal payments that began in April 2008.

	2.3 billion yen	1.9 billion yen ($25.2 million as of September 30, 2011)	2.6%	Notes due September 2017, with annual principal payments that began in September 2011.

	2.2 billion yen	1.9 billion yen ($24.1 million as of September 30, 2011)	3.3%	Notes due January 2017, with annual principal payments that began in January 2011.

2010 committed loan:
U.S. dollar denominated:	$30.0 million	$25.5 million	Variable 30 day: 1.25%	Amortizes $1.5 million per quarter.

2004 $25.0 million revolving credit facility	N/A	None	N/A	Credit facility is due May 2014.

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries.  The 2010 committed loan is also secured by deeds of trust with respect to our corporate headquarters and distribution center in Provo, Utah.

(2)
The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $10.0 million of the balance of our Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility, $12.6 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and $6.0 million of our 2010 committed loan.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.  During the first nine months of 2011, we repurchased 1.5 million shares of Class A common stock under this program for $51.0 million. At September 30, 2011, $102.7 million was available for repurchases under the stock repurchase program.

In February, May and July 2011, our board of directors declared quarterly cash dividends of $0.135, $0.135 and $0.160 per share, respectively. These quarterly cash dividends totaling $8.3 million, $8.4 million and $10.0 million, were paid on March 16, 2011, June 15, 2011 and September 14, 2011, to stockholders of record on February 25, 2011, May 27, 2011 and August 26, 2011, respectively. In October 2011, our board of directors declared a quarterly cash dividend of $0.160 per share to be paid December 14, 2011 to stockholders of record on November 25, 2011. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

Contingent Liabilities

We are currently involved in a dispute with customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products, which is separate and distinct from the dispute discussed above under Gross Profit. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 4.0 billion Japanese yen as of September 30, 2011 (approximately $51.3 million), net of any recovery of consumption taxes, and increases approximately $2.0 million per quarter. We believe that additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In May 2011, we received notice that, as we had anticipated, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance’s administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. Because we believe that the higher rate determined by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. To the extent that we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely record a non-cash expense for the full amount of the disputed assessments. We are also currently disputing additional customs assessments in Thailand and Taiwan.

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

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of September 30, 2011, we had net deferred tax assets of $63.5 million. These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates. In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  During the third quarter, we entered in a closing agreement with the Unites States Internal Revenue Service for all adjustments for the 2005 through 2008 tax years.  With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2005.  For the tax year 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).  The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We have elected to continue participating in CAP for 2011 and may elect to continue participating in future tax years; we may withdraw from the program at any time. In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2005.  Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of these reviews are not yet determinable.

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

	As of September 30, 2011		As of September 30, 2010
Region:	Active	Executive	Active	Executive

North Asia	333,000	15,303	322,000	14,173
Greater China	136,000	10,801	118,000	7,781
South Asia/Pacific	92,000	4,809	80,000	3,776
Americas	166,000	5,106	164,000	5,540
Europe	106,000	3,732	99,000	3,535

Total	833,000	39,751	783,000	34,805

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

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At September 30, 2011, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 8.2 billion Japanese yen ($106.4 million as of September 30, 2011). At September 30, 2010, the Company held mark-to-market forward contracts totaling 1.3 billion Japanese yen ($15.6 million as of September 30, 2010) to hedge its yen-denominated debt payments paid in October 2010.

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

We wish to caution readers that although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, except as required by law.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Some of the risks and uncertainties that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

(a) Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. If our initiatives do not drive growth in our distributor numbers, particularly in the United States and Japan where our distributors numbers have been down, our operating results could be harmed.

(b) Global economic conditions continue to be challenging.  It is not possible for us to predict the extent and timing of any improvement in global economic conditions.  Even with continued growth in many of our markets during this period, the economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors' ability to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

(c) Due to the international nature of our business, we are exposed to the fluctuations of numerous currencies. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. Our results could be negatively impacted if the U.S. dollar strengthens relative to these currencies.  In addition, our business may be negatively impacted by inflation, currency exchange restrictions, pricing controls and currency devaluation, especially in countries such as Venezuela.

(d) We have experienced revenue declines in Japan over the last several years and continue to face challenges in this market. If we are unable to stabilize or renew growth in this market, our results could be harmed. Factors that could impact our results in the market include:

•
risks related to general disruption and market conditions following disasters in Japan and the risk that the resulting impact on our operations in that market and on the ability of our independent distributors to maintain or reestablish their business and sponsoring activities may negatively impact our revenues more than anticipated;

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

(e) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us.  We have experienced an increased level of general inquiries and complaints regarding our company to consumer protection centers in Japan and have taken steps to try to resolve these issues. We have received warnings from consumer centers in certain prefectures raising concerns about the number of general inquiries and complaints regarding our company. Although we continue to implement additional steps to reinforce our distributor compliance, education and training efforts in Japan, we cannot be sure that such efforts will be successful. If consumer inquiries or complaints escalate to a government review or if the current level of inquiries and complaints does not improve, there is an increased likelihood that regulators could take action against us, including a suspension of our sponsoring activities, or we could receive negative media attention, either of which could harm our business.

(f) Our operations in China are subject to significant regulatory scrutiny, and we have experienced challenges in the past, including interruption of sales activities at certain stores and fines being paid in some cases. Even though we have obtained direct selling licenses in a limited number of provinces, government regulators continue to scrutinize our activities and the activities of our employed sales representatives, contractual sales promoters and direct sellers to monitor our compliance with applicable regulations as we integrate direct selling into our business model. Any determination that our operations or activities, or the activities of our employed sales representatives, contractual sales promoters or direct sellers, are not in compliance with applicable regulations, could result in the imposition of substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling licenses, or restrictions on our ability to open new stores or obtain approvals for service centers or expand into new locations, all of which could harm our business.

(g) The direct selling regulations in China are restrictive and there continues to be some confusion and uncertainty as to the meaning of the regulations and the specific types of restrictions and requirements imposed under them. It is also difficult to predict how regulators will interpret and enforce these regulations. Our business and our growth prospects may be harmed if Chinese regulators interpret the anti-pyramiding regulations or direct selling regulations in such a manner that our current method of conducting business through the use of employed sales representatives, contractual sales promoters and direct sellers violates these regulations. In particular, our business would be harmed by any determination that our current method of compensating our employed sales representatives and contractual sales promoters, including our use of the sales productivity of an individual and the group of individuals whom he or she trains and supervises in establishing salary and compensation, violates the restriction on multi-level compensation under the rules. Our business could also be harmed if regulators inhibit our ability to concurrently operate our business model, which includes retail stores, employed sales representatives, contractual sales promoters and direct sellers.

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

(i) The network marketing, nutritional supplement and personal care industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. Negative publicity concerning supplements with controversial ingredients has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. In addition, we have faced regulatory inquiries in Japan, South Korea, Indonesia, Taiwan, Singapore, Thailand, Columbia and the United States regarding our Pharmanex BioPhotonic Scanner and/or our Galvanic Spa System. While we have successfully worked with regulators to resolve these matters in some markets, we have not been able to market the Galvanic Spa System as a cosmetic device in Taiwan, Indonesia, Thailand and Colombia, due to similar regulatory restrictions that have required us to register the Galvanic Spa System as a medical device. Most recently, a shipment of Galvanic Spa Systems into the United States was detained upon import pending a classification review by the Food and Drug Administration (the “FDA”).  The matter is still under review.  Any determination by the FDA in the United States or by a regulatory authority in another market that the Galvanic Spa System must be registered as a medical device, could inhibit or restrict our ability to market the product in such market until such registration is obtained, which could harm our business.  If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any new regulations applicable to our business that limit our ability to market such products or impose additional requirements on us, our revenue and profitability may be harmed.

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

(k) Historically, most of our products have been imported from the United States into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. We may be subject to prospective or retrospective increases in duties on our products imported into our markets outside of the United States, which could adversely impact our results. As discussed above under the heading “Liquidity and Capital Resources,” we are currently appealing certain assessments of duties in Japan.  In addition, we are currently required to post a bond or make a deposit for duties in excess of what we believe are supported by applicable customs law, and we record the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements.  To the extent that we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely record a non-cash expense for the full amount of the disputed assessments. We are also currently disputing additional customs assessments in Thailand and Taiwan.

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

The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expenses for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010

Revenue	$1,248,687	$1,136,039
Gross profit	$1,006,234	$934,514
Japan customs expense	32,754	─
Gross profit, excluding Japan customs expense	$1,038,988	$934,514

Gross profit, excluding Japan customs expense, as a % of revenue	83.2%

Gross profit as a % of revenue	80.6%	82.3%

The following is a reconciliation of net income and diluted earnings per share, as reported, to net income and diluted earnings per share excluding Japan customs expenses for the nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2011	2010

Net income	$103,807	$98,721
Japan customs expense	32,754	─
Tax effect of Japan customs expense	(12,276)	─
Net income, excluding Japan customs expense	$124,285	$98,721

Diluted earnings per share, excluding Japan customs expense	$1.93

Diluted earnings per share	$1.61	$1.53

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

    Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2010 fiscal year and subsequent Quarterly Reports on Form 10-Q, for information regarding the status of certain legal proceedings that have been previously disclosed.

    In 2010, Scott Lazerson (“Lazerson”), Elizabeth Craig (“Craig”) and Brady Harper (“Harper”) were arrested by Provo City Police and charged in the Utah Fourth District Court with crimes associated with the alleged theft of our products. After a preliminary hearing, the Court found probable cause to bind the case over against Lazerson with respect to charges of theft by deception, but refused to bind the matter over for trial against Craig and Harper and dismissed charges against them.  In September 2011, Craig and Harper filed suit against us and our subsidiaries in the Utah Fourth District Court for malicious prosecution, abuse of criminal process, defamation and intentional infliction of emotional distress.  In aggregate, the proposed complaint would seek damages in excess of approximately $42 million and punitive damages in the amount of $200 million.  We believe the complaint is without merit and intend to vigorously defend ourselves.  In August 2011, we filed suit in the Utah Fourth District Court against Lazerson and Nu Lite Sales, LLC (“Nu Lite”), an entity owned by Craig and Harper, alleging fraud, negligent misrepresentation, conversion and unjust enrichment and seeking declaratory and equitable relief.  A counterclaim was filed by Nu Lite that includes factual allegations similar to those set forth in the complaint filed on behalf of Craig and Harper.  The counterclaim alleges conversion and tortious interference with prospective business relations, and seeks aggregate damages in excess of $2 million and punitive damages in the amount of $20 million.  We believe the counterclaim is without merit and intend to vigorously defend ourselves.

ITEM 1A.                      RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2010 fiscal year and subsequent Quarterly Reports on Form 10-Q.

If our Pharmanex BioPhotonic Scanner or Galvanic Spa Systems, including our recently launched Galvanic Body Spa are determined to be a medical device in a particular geographic market or if our distributors use these tools for medical purposes or make improper medical claims, our ability to continue to market and distribute such tools could be harmed.

One of our strategies is to market unique and innovative products and tools that allow our distributors to distinguish our products, including the Galvanic Spa System and the Pharmanex BioPhotonic Scanner. We do not believe these products are medical devices. However, we have faced regulatory inquiries in Japan, South Korea, Indonesia, Taiwan, Singapore, Thailand, Columbia and the United States regarding our Pharmanex BioPhotonic Scanner and/or our Galvanic Spa System. While we have successfully worked with regulators to resolve these matters in some markets, we have not been able to market the Galvanic Spa System as a cosmetic device in Taiwan, Indonesia, Thailand and Colombia, due to similar regulatory restrictions that have required us to register the Galvanic Spa System as a medical device. There have also been legislative proposals in Singapore and Malaysia relating to the regulation of medical devices that could affect the way we market the Galvanic Spa System and the Pharmanex BioPhotonic Scanner in these countries. Most recently, a shipment of Galvanic Spa Systems into the United States was detained upon import pending a classification review by the Food and Drug Administration (the “FDA”).  The matter is still under review.  Any determination by the FDA in the United States or by a regulatory authority in another market that the Galvanic Spa System must be registered as a medical device, could inhibit or restrict our ability to market the product in such market until such registration is obtained, which could harm our business. In addition, if our distributors are using these products to make medical claims or perform medical diagnoses or other activities limited to licensed professionals or approved medical devices, it could negatively impact our ability to market or sell these products. Regulatory scrutiny of a product could also dampen distributor enthusiasm and hinder the ability of distributors to effectively utilize such product.

Where necessary, obtaining medical device registrations could require us to provide documentation concerning product manufacturing and clinical utility and to make design, specification and manufacturing process modifications to meet stringent standards imposed on medical device companies. We have registered, or are currently in the process of registering, the Galvanic Spa System as a medical device in Taiwan, Indonesia, Thailand and Colombia. Any difficulty, delay or inability to comply with regulatory requirements, including obtaining or maintaining any required registrations, in these markets or any other markets that determine these products must be registered as a medical device may harm our business.  In an effort to allow registration of the Galvanic Spa System in Taiwan and to update the registration in Indonesia, our vendor has obtained certification of its facilities for medical device manufacturing. There can be no assurance we will be able to provide the required medical device documentation, prove clinical utility in a manner sufficient to obtain medical device approval or make such changes promptly or in a manner that is satisfactory to regulatory authorities. If we obtain such medical device approval in order to sell a product in one market, such approval may be used as precedent to a claim that similar approval should be required in another market or negatively impact our ability to import and export the Galvanic Spa System as a cosmetic device in markets where such approvals are not currently required. Such additional requirements could negatively impact the cost associated with manufacturing the Galvanic Spa System and sale of the Galvanic Spa System as a non-medical device in those markets.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 – 31, 2011	101,222	$ 38.24	100,000	$ 115.4
August 1 – 31, 2011	278,600	$ 37.75	278,300	$ 105.0
September 1 – 30, 2011	65,314	$ 42.10	65,100	$ 102.7
Total	445,136(2)

(1)
In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $485.0 million is currently authorized. As of September 30, 2011, we had repurchased approximately $382.3 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)
We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market.  These shares were awarded or acquired in connection with our initial public offering in 1996.  Of the shares listed in this column, in July 1,222 shares at an average price per share of $37.84 and in September 214 shares at an average price per share of $40.45 relate to repurchases from such employees and distributors.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 (REMOVED AND RESERVED)

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                Description

3.1	Second Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

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

November 7, 2011

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)