Form 10-K
period 2011-12-31
NU SKIN ENTERPRISES INC
filed 2012-02-28
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☑

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.0 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock, other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of February 1, 2012, 63,167,909 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end are incorporated by reference in Part III of this report.

TABLE OF CONTENTS
PART I		-1-
ITEM 1.	BUSINESS	-1-
	Overview	-2-
	Our Difference Demonstrated	-2-
	Our Product Categories	-3-
	Sourcing and Production	-6-
	Research and Development	-7-
	Intellectual Property	-8-
	Geographic Sales Regions	-8-
	Distribution	-12-
	Our Culture	-15-
	Competition	-16-
	Government Regulation	-16-
	Employees	-21-
	Available Information	-21-
	Executive Officers	-21-
ITEM 1A.	RISK FACTORS	-23-
ITEM 1B.	UNRESOLVED STAFF COMMENTS	-41-
ITEM 2.	PROPERTIES	-41-
ITEM 3.	LEGAL PROCEEDINGS	-42-
ITEM 4.	MINE SAFETY DISCLOSURES	-43-
PART II		-44-
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	-44-
ITEM 6.	SELECTED FINANCIAL DATA	-47-
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	-48-
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	-69-
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-70-
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	-103-
ITEM 9A.	CONTROLS AND PROCEDURES	-103-
ITEM 9B.	OTHER INFORMATION	-104-
PART III		-104-
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	-104-
ITEM 11.	EXECUTIVE COMPENSATION	-104-
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	-104-
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	-104-
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	-104-
PART IV		-104-
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	-104-
SIGNATURES		-113-

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

      To provide some level of comparison between our hybrid China model and our global direct selling model, all references to our “distributors” in this Annual Report on Form 10-K include our independent distributors and preferred customers, and our sales employees, contractual sales promoters and direct sellers in China. Similarly, all references to “executive distributors” include our independent distributors, and our sales employees and contractual sales promoters in China, who have completed certain qualification requirements.

PART I

ITEM 1.                 BUSINESS

Overview

  We are a leading, global direct selling company with operations in 52 markets worldwide.  We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex brands, respectively.  We strive to secure competitive advantages in four key areas: our people, our products, the culture we promote, and the business opportunities we offer.  In 2011, we posted record revenue of $1.74 billion.

  We operate through a direct selling model with independent distributors in all of our markets except Mainland China, referred to in this Annual Report on Form 10-K as China, where we operate through a hybrid model with a sales force of sales employees, contractual sales promoters and a limited number of direct sellers. As of December 31, 2011, we had more than 850,000 active distributors.  More than 40,000 of our distributors were qualified sales leaders we refer to as “executive distributors.”  Our executive distributors play a critical leadership role in the growth and development of our business.

Approximately 88% of our 2011 revenue came from our markets outside of the United States.  While we have become more geographically diverse over the past decade, Japan, our largest revenue market, accounted for approximately 27% of our 2011 total revenue.  Due to the size of our foreign operations, our results are often impacted by foreign currency fluctuations, particularly fluctuations in the Japanese yen.  In addition, our results are impacted by global economic, political, demographic and business trends and conditions.

Our business is subject to various laws and regulations globally, particularly with respect to our product categories as well as our direct selling distribution method, sometimes referred to as “network marketing” or “multi-level marketing.”  Accordingly, we face certain risks, including risks associated with potential improper activities of our distributors or any inability to obtain necessary product registrations.

Our Difference Demonstrated

We strive to maintain a competitive advantage in four key areas: our people, our products, our culture, and our opportunity.

Our people—A global network of more than 850,000 active distributors in 52 countries. We distribute all of our products exclusively through our distributors as opposed to traditional distribution channels such as retail stores or mail order catalogs. Consequently, our most significant asset is our extensive global network of distributors who enable us to introduce products and penetrate new markets with little upfront promotional expense. We believe our competitive sales compensation plan for our distributors has helped us to attract and develop a strong group of distributor leaders who play a critical role in building, motivating and training our extensive distributor network.

Our products—Science-based, proprietary anti-aging skin care and nutritional products. We believe our innovative approach to product development provides us with a competitive advantage in the anti-aging and direct selling markets. Over the last four years, we have successfully introduced a suite of innovative ageLOC anti-aging skin care and nutritional products. We are currently developing additional ageLOC anti-aging products for the future. Our ageLOC products are designed to positively influence the expression of genes that we believe play a critical role in the aging process.  We believe that our in-house research expertise and our research collaborations uniquely position and enable us to continue to introduce innovative proprietary anti-aging products in skin care and nutrition.

Our culture—Improving lives. Our mission statement promotes a humanitarian culture and encourages our people to be a “force for good” by improving lives through our products and business opportunities. We encourage our distributors, customers and employees to become involved in humanitarian efforts, including our Nourish the Children initiative, which provides our distributors the ability to donate meals to malnourished children, and our Force for Good Foundation, which supports charitable causes that benefit children. We believe that people are more attracted and loyal to organizations that focus on more than just financial incentives.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin and Pharmanex products for the years ended December 31, 2009, 2010, and 2011.  This table should be read in conjunction with the information presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)

	Year Ended December 31,
Product Category	2009		2010		2011

Nu Skin	$752.7	56.5%	$913.8	59.4%	$964.1	55.3%

Pharmanex	565.6	42.5	612.2	39.8	770.2	44.2

Other(2)	12.8	1.0	11.3	0.8	9.7	0.5

	$1,331.1	100.0%	$1,537.3	100.0%	$1,744.0	100.0%

(1)
In 2011, 88% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates.  Foreign currency fluctuations positively impacted reported revenue by approximately 6% in 2011 compared to 2010. Foreign currency fluctuations positively impacted reported revenue by approximately 5% in 2010 compared to 2009.

(2)	We currently offer a limited number of other products and services, including household products and digital content storage.

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

Our ageLOC Transformation anti-aging skin care system is designed to target both the signs and the ultimate sources of aging.  Research for our ageLOC platform has identified and targeted what we call Youth Gene Clusters, functional groups of genes that regulate how we appear to age.  We incorporate this research into ageLOC products that have been demonstrated to support and reset Youth Gene Clusters to function in more youthful patterns of activity.  Our ageLOC products provide both corrective and preventative benefits in preserving youth and in reducing the signs of aging. Our ageLOC Transformation anti-aging skin care system has generated over $410 million since we introduced it in October 2009, and accounted for approximately 9% of our total revenue and 17% of Nu Skin revenue in 2011.

Another innovative product that positively impacted our revenue growth over the past several years is the ageLOC Galvanic Spa System. The ageLOC Galvanic Spa instrument emits a very mild electrical current. When the ageLOC Galvanic Spa System is used to apply products that carry either positively or negatively charged active ingredients, product efficacy improves dramatically. The ageLOC Galvanic Spa System is an ideal direct selling product because our distributors can demonstrate its benefits to potential customers and distributors.

In connection with our global convention in October 2011, we introduced our ageLOC Galvanic Body Spa, ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion, designed to be used together to diminish the appearance of fat and cellulite to provide a slimmer, more toned appearance on the arms, abdomen, buttocks and thighs. Limited offerings of our ageLOC Galvanic Body Spa and associated products generated over $18 million of sales in the fourth quarter of 2011. We currently plan to launch these products globally, except in Taiwan, throughout 2012 and 2013. Our ageLOC Galvanic Spa Systems, ageLOC Galvanic Spa Gels, and associated products accounted for approximately 11% of our total revenue and 20% of Nu Skin revenue in 2011.

The following table summarizes our Nu Skin product line by category:

Category	Description	Selected Products

Core Systems
Our core systems provide a solid foundation for individual skin care needs, regardless of skin type.  Our core systems target specific skin concerns and are made from ingredients scientifically proven to provide visible results for concerns ranging from aging to acne.
ageLOC Transformation Skin Care System Nu Skin 180º Anti-Aging Skin Therapy System Nu Skin Tri-Phasic White Nutricentials Nu Skin Clear Action Acne Medication System

Targeted Treatments
Our customized skin care line allows customer tailored product regimens that help deliver younger looking skin at any age.  The products are developed using cutting-edge ingredient technologies that target specific skin care needs.

ageLOC Edition Galvanic Spa System II
Galvanic Spa Gels with ageLOC
ageLOC Galvanic Body Spa
ageLOC Galvanic Spa Body Shaping Gel
ageLOC Dermatic Effects Body Contouring Lotion
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
Body Bar Liquid Body Lufra Perennial Intense Body Moisturizer Dividends Men’s Care AP-24 Dental Care Nu Skin Renu Hair Mask

Cosmetic	Our Nu Colour cosmetic line products are targeted to define and highlight natural beauty.	Tinted Moisturizer SPF 15 Finishing Powder Contouring Lip Gloss Defining Effects Mascara

Epoch
Our Epoch line is distinguished by utilizing traditional knowledge of indigenous cultures for skin care.  Each Epoch product is formulated with botanical ingredients derived from renewable resources found in nature.  In addition, we contribute a percentage of our proceeds from Epoch sales to charitable causes.

Baobab Body Butter
Sole Solution Foot Treatment
Calming Touch Soothing Skin Cream
Glacial Marine Mud
IceDancer Invigorating Leg Gel
Everglide Foaming Shave Gel
Ava puhi moni Shampoo
Epoch Baby Hibiscus Hair & Body Wash

Pharmanex. We market a variety of products under our Pharmanex brand. Direct selling has proven to be an extremely effective method of marketing our high-quality supplements because our distributors can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings.

LifePak, our line of micronutrient supplements, is our largest nutritional line in terms of revenue, representing 15% of our total revenue and 35% of Pharmanex revenue in 2011. In 2011, in Japan, the United States, Canada, Mexico and nearly all of our markets in Europe and the Pacific, we launched our first ageLOC anti-aging nutritional supplement, ageLOC Vitality, designed to address the internal sources of aging. In connection with our global convention in October 2011, we introduced our ageLOC R2 anti-aging nutritional supplement system, designed to renew and recharge the body. Limited offerings of ageLOC R2 generated over $78 million in the fourth quarter of 2011. We currently plan to launch ageLOC R2 globally, with the exception of the Americas and a few of our markets in Europe, throughout 2012 and 2013.

Our strategy for our supplement business is to continue to introduce innovative, substantiated anti-aging products based on extensive research and development and quality manufacturing. We are currently developing additional ageLOC anti-aging supplements, including two new products that we currently plan to introduce at our global convention in the fourth quarter of 2013.

The following table summarizes our Pharmanex product line by category:

Category	Description	Selected Products

Nutritional	Our nutritional supplements supply a broad spectrum of micronutrients needed as a foundation for a lifetime of optimal health.	ageLOC Vitality ageLOC R2

Anti-aging	Our anti-aging products are designed to reset genetic expression, which changes with age, to a more youthful level.	LifePak family of products g3 juice

Solutions	Our solutions supplements contain standardized levels of botanical and other active ingredients that are formulated to meet the demands of everyday life.	Tegreen 97 ReishiMax GLp MarineOmega Cholestin CordyMax Cs-4 Cortitrol Detox Formula Eye Formula

Weight Management	Our weight management products include supplements as well as meal replacement shakes.	The Right Approach (TRA) weight management system MyVictory! weight management program

VitaMeal	Our VitaMeal is a highly nutritious meal that can be purchased and donated through our Nourish the Children initiative to feed malnourished children or purchased for personal food storage.	VitaMeal

Sourcing and Production

Nu Skin.  In order to maintain high product quality, we acquire our ingredients and contract production of nearly all our proprietary products from suppliers and manufacturers that we believe are reliable, reputable and deliver high quality materials and service. We also manufacture a limited number of our products. We procure our ageLOC Galvanic Spa systems, including the ageLOC Edition Galvanic Spa System II and ageLOC Galvanic Body Spa, from a single vendor who owns certain patent rights associated with such products. We maintain a good relationship with this supplier and do not anticipate that either party will terminate this relationship in the near term. However, to continue offering this product category following any termination of our relationship with this vendor, we would need to develop and manufacture new galvanic units and source them from another supplier. We also acquire ingredients and products from one other supplier that currently manufactures products representing approximately 26% of our Nu Skin personal care purchases in 2011. We maintain a good relationship with this supplier and do not anticipate that either party will terminate this relationship in the near term. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to “Risk Factors—The loss of suppliers or shortages in ingredients could harm our business” for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

Since 2001, we have operated a production facility in Shanghai, China, where we currently manufacture our personal care products sold in China, as well as a small portion of product exported to select other markets. We believe that if the need arose, this plant could be expanded or other facilities could be built in China to produce larger amounts of inventory for export or as a back up to our existing supply chain.

Pharmanex.  Substantially all of our Pharmanex nutritional supplements and ingredients, including LifePak, are produced or provided by third-party suppliers and manufacturers.  The majority of our Pharmanex products are supplied by two vendors, representing approximately 43% and 14% of our 2011 nutritional supplement purchases, respectively. In the event we become unable to source any products or ingredients from these suppliers or from our other current vendors, we believe that we would be able to produce or replace those products or substitute ingredients without great difficulty or significant increases to our cost of goods sold.  Please refer to “Risk Factors—The loss of suppliers or shortages in ingredients could harm our business” for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.

Since 2004, we have operated a facility in Zhejiang Province, China, where we produce some of our Pharmanex nutritional supplements for sale in China and herbal extracts used to produce Tegreen 97, ReishiMax GLp and other products sold globally.

Research and Development

We continually invest in our research and development capabilities.  Our research and development expenditures were $10.4 million, $12.4 million and $13.6 million in 2009, 2010 and 2011, respectively. These amounts do not include salary and overhead expenses for our internal research and development activities.  Because of our commitment to product innovation, we plan to continue to commit resources to research and development in the future.

The Nu Skin Center for Anti-Aging Research, our primary research and testing laboratory located adjacent to our office complex in Provo, Utah, houses both Pharmanex and Nu Skin research facilities and professional and technical personnel. We also conduct some of our Pharmanex research at our facilities in China, where we benefit from a well-educated, low-cost, scientific labor pool that enables us to conduct research at a much lower cost than would be possible in the United States. We are currently building innovation centers at our corporate headquarters in Provo, Utah and our Greater China regional headquarters in Shanghai, which will include anti-aging research and development laboratories.

In December 2011, we acquired substantially all of the assets of LifeGen Technologies, LLC (“LifeGen”), a genomics company based in Madison, Wisconsin, for approximately $11.7 million in cash.  With this transaction, we obtained LifeGen’s proprietary tissue bank and gene expression database, patents and other intellectual property related to anti-aging gene research. We also initiated new research and development contracts, consulting and non-competition agreements with LifeGen’s founders.

We also have joint research projects with numerous independent scientists, including a scientific advisory board comprised of recognized authorities in disciplines related to our nutritional and personal care product categories. We also fund and collaborate on basic research projects with researchers from prominent universities, including Stanford University and Harvard University, and other research institutions in the United States and Asia, whose staffs include scientists with basic research expertise in natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies.

In addition, we evaluate a significant number of product ideas for our Nu Skin and Pharmanex categories presented by outside sources.  We utilize strategic licensing and other relationships with vendors for access to directed research and development work for innovative and proprietary offerings.

Intellectual Property

Our major trademarks are registered in the United States and in each country where we operate or have plans to operate, and we consider trademark protection to be very important to our business.  Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, LifePak® and Galvanic Spa®.  In addition, a number of our products, including the ageLOC Edition Galvanic Spa System II, ageLOC Galvanic Body Spa and Pharmanex BioPhotonic Scanner, are based on proprietary technologies, some of which are patented or licensed from third parties.  We also rely on trade secret protection to protect our proprietary formulas and other proprietary information.

Geographic Sales Regions

We currently sell and distribute our products in 52 markets.  We have divided our markets into five geographic regions:  North Asia, Greater China, Americas, South Asia/Pacific and Europe.  The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
(U.S. dollars in millions)	2009		2010		2011

North Asia	$606.1	45%	$686.1	45%	$751.2	43%
Greater China	210.4	16	268.2	17	341.9	20
Americas	260.9	20	250.0	16	252.0	14
South Asia/Pacific	120.1	9	182.8	12	236.2	14
Europe	133.6	10	150.2	10	162.7	9
	$1,331.1	100%	$1,537.3	100%	$1,744.0	100%

Additional comparative revenue and related financial information is presented in the tables captioned “Segment Information” in Note 19 to our Consolidated Financial Statements.  The information from these tables is incorporated by reference in this Report.

Set forth below is information regarding the key markets in our geographic regions including information about the introduction and launch of key new products. We generally introduce a new product, in all markets where the product is registered, through limited offerings in connection with global and regional distributor events. The limited offerings typically generate significant distributor activity and a high level of distributor purchasing. This generally results in a higher than normal increase in revenue during the quarter of the limited offerings. For example, limited offerings of ageLOC R2 in connection with our global convention in October 2011 generated over $78 million in the fourth quarter of 2011. We typically launch a product for general sales a few months following the limited offerings. Information regarding product launches below refers to the launch of the product for general sales and not to the limited offering used to introduce the product. Reference to introduction of a product refers to the limited offering.

North Asia.  The following table provides information on each of the markets in the North Asia region, including the year we commenced operations in the market, 2011 revenue, and the percentage of our total 2011 revenue for each market:

(U.S. dollars in millions)	Year Opened	2011 Revenue	Percentage of 2011 Revenue

Japan	1993	$472.5	27%
South Korea	1996	$278.7	16%

Japan is our largest market and accounted for approximately 27% of total revenue in 2011. We market most of our Nu Skin and Pharmanex products in Japan.  In addition, both product categories offer a limited number of locally developed products sold exclusively in our Japanese market. In the first quarter of 2011, following a successful introduction in late 2010, we launched our ageLOC Vitality. In connection with our global convention in October 2011, we introduced our ageLOC R2 anti-aging nutritional supplement system and our ageLOC Galvanic Body Spa together with our ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion. We launched ageLOC R2 in Japan in January 2012, and currently plan to launch our ageLOC Galvanic Body Spa and related products in the second half of 2012.

The direct selling environment in Japan continues to be difficult as the industry has been on the decline for several years and regulatory and media scrutiny have increased.  Please refer to “Business – Government Regulation” and “Risk Factors” for a discussion of risks and uncertainties associated with challenges in the Japan market.

In South Korea, we offer most of our Nu Skin and Pharmanex products. In the first half of 2011, we launched our ageLOC Edition Galvanic Spa System II and restaged our TRA weight management products in South Korea. In connection with our global convention in October 2011, we introduced our ageLOC R2 anti-aging nutritional supplement system.  We currently plan to launch our ageLOC R2 in South Korea in the first half of 2012, and our ageLOC Galvanic Body Spa and related products in the first quarter of 2013.

Greater China.  The following table provides information on each of the markets in the Greater China region, including the year we commenced operations in the market, 2011 revenue, and the percentage of our total 2011 revenue for each market:

(U.S. dollars in millions)	Year Opened	2011 Revenue	Percentage of 2011 Revenue

China	2003	$152.5	9%
Taiwan	1992	$108.9	6%
Hong Kong	1991	$80.5	5%

In China, we sell many of our Nu Skin products and a locally produced value line of personal care products under the Scion brand name.  We also sell a select number of Pharmanex products, including our number one nutritional product, LifePak. In Hong Kong and Taiwan, we offer a majority of our Nu Skin and Pharmanex products and limited other products and services, although our ageLOC Galvanic Spa Systems are not approved for sale in Taiwan.  In connection with our global convention in October 2011, we introduced our ageLOC R2 anti-aging nutritional supplement system and our ageLOC Galvanic Body Spa together with our ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion. We currently plan to introduce our ageLOC R2 and our ageLOC Galvanic Body Spa and related products through a second limited offer in connection with the Greater China regional convention in the second quarter of 2012. We currently plan to launch our ageLOC Galvanic Body Spa and associated products in China and Hong Kong, and our ageLOC R2 throughout the region in 2013.

    Our Hong Kong and Taiwan markets operate under our global direct selling business model and global compensation plan. However, we currently are unable to operate under our global direct selling business model in China as a result of regulatory restrictions on direct selling activities in this market. Consequently, we have developed a hybrid business model that utilizes retail stores with an employed sales force and contractual sales promoters to sell products through fixed locations, which we supplement with a direct sales opportunity in those locations where we have obtained a direct sales license. We continue to operate this hybrid model because we believe it provides us with more flexibility in the manner in which we can operate throughout China and compensate our contractual sales promoters and employed sales representatives given the restrictions in the direct selling regulations. We rely on our sales force to market and sell products at the various retail locations supported by only minimal advertising and traditional promotional efforts. Our sales force may also refer individuals to join our sales force as sales employees, contractual sales promoters or direct sellers. Our retail model in China is largely based upon our ability to attract customers to our retail stores through our sales force, to educate them about our products through frequent training meetings, and to obtain repeat purchases. We also continue to implement a direct sales opportunity that allows us to engage independent direct sellers who can sell products away from our retail stores. We have received licenses and approvals to engage in direct selling activities in various locations in China, including major cities or districts in ten provinces and three municipalities. We continue to work to obtain the necessary approvals in other locations in China. The direct selling licenses allow us to engage an entry-level, non-employee sales force that can sell products away from fixed retail locations. Our current direct sales model is structured in a manner that we believe complements our existing retail sales model.

Americas.  The following table provides information on each of the markets in the Americas region, including the year we commenced operations in the region, 2011 revenue, and the percentage of our total 2011 revenue for each market:

(U.S. dollars in millions)	Year Opened	2011 Revenue	Percentage of 2011 Revenue

Americas Region (1)	1984	$252.0	14%

(1)	Americas region includes United States, Canada, Colombia, Costa Rica, El Salvador, Guatemala, Honduras, Mexico and Venezuela.

    Substantially all of our Nu Skin and Pharmanex products are available for sale in the Americas region.  In the first quarter of 2011, following a successful introduction in late 2010, we launched our ageLOC Vitality in the United States, Canada and Mexico. In connection with our global convention in October 2011, we introduced our ageLOC R2 anti-aging nutritional supplement system and our ageLOC Galvanic Body Spa together with our ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion. We launched our ageLOC Galvanic Body Spa and related products in the United States and Canada in January 2012, and currently plan to launch these products in the majority of our markets in the region in 2012.

South Asia/Pacific.  The following table provides information on our South Asia/Pacific region, including the year we commenced operations in the region, 2011 revenue, and the percentage of our total 2011 revenue:

(U.S. dollars in millions)	Year Opened	2011 Revenue	Percentage of 2011 Revenue

South Asia/Pacific Region	1993	$236.2	14%

(1)	South Asia/Pacific region includes Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, Philippines, Singapore and Thailand.

The South Asia/Pacific region was our fastest growing region in 2011, with a 39% increase in local currency revenue. We offer a majority of our Pharmanex and Nu Skin products in the South Asia/Pacific region. In connection with our global convention in October 2011, we introduced our ageLOC R2 anti-aging nutritional supplement system and our ageLOC Galvanic Body Spa together with our ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion. In January 2012, we launched our ageLOC Galvanic Body Spa and associated products in the Pacific. We currently plan to launch our ageLOC R2 and ageLOC Galvanic Body Spa and associated products throughout the region in 2012. Our TRA weight management products also continue to contribute to our strong growth in this region.

Europe.  The following table provides information on our Europe region, including the year we commenced operations in the region, 2011 revenue, and the percentage of our total 2011 revenue:

(U.S. dollars in millions)	Year Opened	2011 Revenue	Percentage of 2011 Revenue

Europe Region(1)	1995	$162.7	9%

(1)	Europe region includes Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany,	Hungary, Ireland, Iceland, Israel, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal,	Romania, Russia, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine and the United Kingdom.

We offer a majority of our Pharmanex and Nu Skin products in the Europe region. In 2011, following a successful introduction in late 2010, we launched our ageLOCVitality in the majority of our markets in the region. We introduced our ageLOC Galvanic Body Spa together with our ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion in Europe in the first quarter of 2012, and currently plan to launch these products during the second quarter of 2012. We currently plan to introduce our ageLOC R2 in the majority of our markets in the region in the fourth quarter of 2012, followed by a second quarter 2013 launch.

Distribution

    Overview. The foundation of our sales philosophy and distribution system is network marketing.  We sell our products through a direct selling model with independent distributors in all of our markets except China, where we operate through a hybrid model with a sales force of sales employees, contractual sales promoters and a limited number of direct sellers. To provide some level of comparison between our hybrid China model and our global direct selling model, all references to our “distributors” include our independent distributors and preferred customers, and our sales employees, contractual sales promoters and direct sellers in China. Similarly, all references to “executive distributors” include our independent distributors, and our sales employees and contractual sales promoters in China, who have completed certain qualification requirements. Our distributors generally purchase products from us for resale to consumers and for personal consumption.  We also sell products directly to preferred customers at discounted monthly subscription prices.

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

“Executive distributors” under our global compensation plan must achieve and maintain specified personal and group sales volumes each month.  Once an individual becomes an executive distributor, he or she can begin to take advantage of the benefits of commission payments on personal and group sales volume.  Our sales employees and contractual sales promoters in China, which are included in references to “executive distributors” have a monthly volume commitment that is about 50% of the dollar amount of an executive-level distributor’s monthly volume commitment under our global compensation plan.

Our revenue is highly dependent upon the number and productivity of our distributors.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of distributors.  As of December 31, 2011, we had a global network of more than 850,000 active distributors.  More than 40,000 of our distributors were executive distributors. As of each of the dates indicated below, we had the following number of active and executive distributors in the referenced regions:

Total Number of Active and Executive Distributors by Region

	As of December 31, 2009		As of December 31, 2010		As of December 31, 2011
	Active	Executive	Active	Executive	Active	Executive

North Asia	319,000	14,144	329,000	14,687	338,000	15,293
Greater China	106,000	6,938	118,000	8,015	143,000	11,808
Americas	171,000	5,522	161,000	5,305	166,000	5,356
South Asia/Pacific	71,000	2,950	84,000	3,930	99,000	5,619
Europe	94,000	3,385	107,000	3,739	109,000	3,740
Total	761,000	32,939	799,000	35,676	855,000	41,816

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

Product Returns.  In order to provide a high level of consumer-protection, we offer a generous return policy. While our operations and applicable regulations vary somewhat from country to country, we generally follow a uniform procedure for product returns. For 30 days from the date of purchase, our product return policy generally allows a retail customer to return any Nu Skin or Pharmanex product to us directly, if the product was purchased directly from us, or to the distributor from whom the product was purchased for a full refund. After 30 days from the date of purchase, the end user’s return privilege is at the discretion of the distributor. Our distributors can generally return unused products directly to us for a 90% refund for one year. Actual product returns have historically been less than 5% of annual revenue.

Rules Affecting Distributors.  We regularly monitor regulations and have adopted distributor policies and procedures to assist our distributors in their efforts to comply with local laws.  Our distributor policies and procedures establish the rules that distributors must follow in each market.  These distributor policies and procedures also help to maintain a level playing field for our distributors, so that some are not disadvantaged by the activities of others.  We require our distributors to present products and business opportunities ethically and professionally.  Distributors further agree that their presentations to customers must be consistent with, and limited to, the product claims and representations made in our literature.

Distributors are required to make monthly retail sales to qualify for commissions, which requires substantial personal sales efforts. Our distributor policies and procedures also provide rules regarding sales aids used by distributors to assist our distributors in their efforts to comply with applicable laws and regulations.  Products may be promoted only by personal contact or by literature that we produce or approve. Distributors may not use any form of media advertising to promote products.  Distributors are allowed to communicate limited information about the company and their involvement as a distributor through social media. In addition, a limited number of distributors who have achieved certain criteria may also have an internet site to promote our products and business opportunity.

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

In order to qualify for commission bonuses, our distributors generally must satisfy specific requirements including achieving at least 100 points, which is approximately $100 in personal sales volume per month.  In addition, individual markets may have requirements specific to that country based on regulatory factors.  For example, in the United States, distributors must also:

•	make retail sales or customer connections to established numbers of retail customers; and

•	sell and/or consume at least 80% of personal sales volume.

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

Our Culture

From our inception more than 27 years ago, Nu Skin Enterprises' mission has been to improve people's lives—through our innovative products and rewarding business opportunities and by promoting an uplifting and enriching culture. Our mission statement encourages people to be a “force for good” in the world around them. Our culture unites our distributors, customers and employees in innovative humanitarian efforts, the most significant of which are the Nourish the Children initiative that provides our distributors the ability to purchase and donate meals to malnourished children, and the Nu Skin Force for Good Foundation that supports charitable causes that benefit children. In short, we believe that people are attracted to organizations that focus on more than just financial incentives. We encourage our distributors and our employees to live each day with an understanding that together we have the opportunity to make the world a better place.

Nourish the Children.  In 2002, we introduced an innovative humanitarian initiative, Nourish the Children, which applies the power of our distribution network to help address the problem of hunger and malnutrition.  We sell a highly nutritious meal replacement product under the brand, “VitaMeal,” and encourage our distributors, customers and employees to purchase VitaMeal and donate their purchase to charitable organizations that specialize in distributing food to alleviate famine and poverty.  Distributors earn commissions on sales of VitaMeal to distributors in their downline and their customers. For every eight packages of VitaMeal purchased and donated, we donate an additional package.  Since 2002, our distributors, customers and employees have donated more than 250 million meals to malnourished children in various locations throughout the world.

The Nu Skin Force for Good Foundation.  Since its inception in 1996, the Nu Skin Force for Good Foundation has donated  more than $42 million to life-changing projects that benefit children in more than 50 countries. The mission of the non-profit organization is to improve the lives of children by offering hope for a life free from disease, illiteracy and poverty. The Foundation is funded from donations of 25 cents from the sale of each product in Nu Skin’s Epoch ethnobotanical product line, as well as generous donations from distributors, employees and other supporters. Projects supported by us, the Force for Good Foundation and the Nu Skin family of employees and distributors include helping to provide crucial heart surgeries for children in Southeast Asia and China, supporting schools and libraries for children in need and providing training for farmers and their families in Malawi to grow more crops and become more self-reliant.

Competition

Direct Selling Companies.  We compete with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition and financial resources than we do.  The leading direct selling companies in our existing markets are Herbalife, Mary Kay, Oriflame, Melaleuca, Avon, Forever Living and Amway.  We compete for new distributors based on the strength of our multiple business opportunities, product offerings, global compensation plan, management, and our international operations.  In order to successfully compete in this market and attract and retain distributors, we must maintain the attractiveness of our business opportunities to our distributors.

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

Government Regulation

Direct Selling Activities.  Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries.  Laws and regulations in Japan, South Korea and China are particularly restrictive.  These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high-pressure recruiting methods and/or do not involve legitimate products.  The laws and regulations in our current markets often:

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

We also continue to experience a high level of general inquiries regarding our business and complaints to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training to distributors, and restructuring our compliance group in Japan. We have seen improvements in some prefectures, but not in others. We have received warnings from consumer centers in certain prefectures raising concerns about our distributor training and number of general inquiries and complaints.  Although we are implementing additional steps to reinforce our distributor education and training in Japan to help address these concerns, we cannot be sure that such steps will be successful. Please refer to “Risk Factors” for more information on the regulatory risks associated with our business in Japan.

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

Our personal care products are subject to various laws and regulations that regulate cosmetic and personal products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter drug. In the United States, regulation of cosmetics are under the jurisdiction of the FDA.  The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.”  Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. A product’s intended use can be inferred from marketing or product claims and regulators may consider the marketing claims of our independent distributors.  The other markets in which we operate have similar regulations.  In Japan, the Ministry of Health, Labor and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan.  In Taiwan, all “medicated” cosmetic products require registration.  In China, personal care products are placed into one of two categories, “general” and “drug.”  Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies.  The product registration process in China is unpredictable and can take from nine to 18 months or in some cases substantially longer.  In some cases, registration has taken several years to complete. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.  The sale of cosmetic products is regulated in the European Union (the “EU”) under the EU Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

Our Pharmanex dietary supplement products are subject to various regulations promulgated by government agencies in the markets in which we operate.  In the United States, we generally market our nutritional products as conventional foods or dietary supplements.  The FDA has jurisdiction over this regulatory area.  Because these products are regulated under the Dietary Supplement and Health Education Act, we are generally not required to obtain regulatory approval prior to introducing a product into the United States market.  None of this infringes, however, upon the FDA’s power to remove from the market any product it determines to be unsafe or an unapproved drug.  The FDA may also deem a dietary supplement an unapproved drug where the marketing claims made in connection with the sale or promotion of the product places it in the drug category.  In our foreign markets, the products are generally regulated by similar government agencies, such as the Japan Ministry of Health, Labor and Welfare, the South Korea Food and Drug Administration, and the Taiwan Department of Health. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes.  In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products.  China has some of the most restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory and clinical analysis by governmental authorities, and the product registration process in China is unpredictable and can take from nine to 18 months or in some cases substantially longer.  We market both “health foods” and “general foods” in China.  Our flagship product, LifePak, is currently marketed as a general food, as only two of the three main capsules have received “health food” classification.  Currently, “general foods” is not an approved category for direct selling; therefore, we will only market LifePak through our retail stores until final “health food” classification for LifePak is obtained for the other capsule.  Additionally, there is some risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification.  If government officials feel our categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in China in their current form.

The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.”  Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets.  In Japan, for example, if a specified ingredient is not listed as a “food” by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food.  We experience similar issues in our other markets.  This is particularly a problem in Europe, where regulations often still differ from state to state, despite EU regulations designed to harmonize the laws of EU member states.  As a result, we must often modify the ingredients and/or the levels of ingredients in our products for certain markets.  In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our uses of certain ingredients altogether.  Because of negative publicity associated with some adulterated or misbranded supplements, including pharmaceutical drugs marketed as dietary supplements, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In general, the regulatory environment is becoming more complex with increasingly strict regulations each year.

Effective June 2008, the FDA established regulations to require current good manufacturing practices for dietary supplements.  The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products. The regulations also include requirements for record keeping and handling consumer product complaints.  If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded.  Our business is subject to additional FDA regulations, such as those implementing an adverse event reporting system effective December 2007, which requires us to document and track adverse events and report serious adverse events, which are events involving hospitalization or death, associated with consumers’ use of our products.  Compliance with these regulations has increased, and may further increase, the cost of manufacturing and selling certain of our products as we oversee and inspect more aspects of third party manufacturing and work with our vendors to assure they are in compliance.

Most of our major markets also regulate advertising and product claims regarding the efficacy of products and require adequate scientific substantiation of all claims.  Accordingly, these regulations can limit our ability to inform consumers of the full benefits of our products.  For example, in the United States, we are unable to claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease.  In most of our foreign markets, we are not able to make any “medicinal” claims with respect to our Pharmanex products.  In the United States, the Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body.  Most of the other markets in which we operate have not adopted similar legislation and we may be subject to more restrictive limitations on the claims we can make about our products in these markets.  For example, in Japan, our nutritional supplements are marketed as food products, which significantly limits our ability to make any claims regarding these products. If our marketing materials or distributor marketing materials make claims that exceed the scope of allowed claims for dietary supplements the FDA or other regulatory authorities could deem our products to be unapproved drugs.

To date, we have not experienced any difficulty maintaining our import licenses.  However, due to the varied regulations governing the manufacture and sale of nutritional products in the various markets, we have found it necessary to reformulate many of our products or develop new products in order to comply with such local requirements.  In the United States, we are also subject to a consent decree with the FTC and various state regulatory agencies arising out of investigations that occurred in the early 1990s of certain alleged unsubstantiated product and earnings claims made by our distributors.  The consent decree requires us to, among other things, supplement our procedures to enforce our policies, not allow our distributors to make earnings representations without making certain average earnings disclosures, and not allow our distributors to make unsubstantiated product claims. Effective December 1, 2009, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising that restrict marketing to those results obtained by a “typical” consumer and require disclosure of any material connections between an endorser and the company or products they are endorsing.

Our Pharmanex BioPhotonic Scanner and our ageLOC Galvanic Spa System are technologically advanced business tools designed to help our distributors effectively market our Nu Skin and Pharmanex products.  These tools are subject to the regulations of various health, consumer protection and other governmental authorities around the world.  These regulations vary from market to market and affect whether our business tools are required to be registered as medical devices, the claims that can be made with respect to these tools, who can use them, and where they can be used.  We have been subject to regulatory inquiries in the United States, Japan, and other countries with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device.  Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product.  Please refer to “Risk Factors” for more information on the regulatory risks associated with our Pharmanex BioPhotonic Scanner and our ageLOC Galvanic Spa System.

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

Employees

As of December 31, 2011, we had approximately 3,420 full- and part-time employees worldwide. This does not include approximately 2,560 individuals who were employed as sales representatives in our China operations. None of our employees are represented by a union or other collective bargaining group, except in China and one employee in Japan.  We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

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

Executive Officers

Our executive officers as of February 1, 2012, are as follows:

Name	Age	Position
Blake Roney	53	Chairman of the Board
Truman Hunt	52	President and Chief Executive Officer
Ritch Wood	46	Chief Financial Officer
Joe Chang	59	Chief Scientific Officer and Executive Vice President, Product Development
Dan Chard	47	President, Global Sales and Operations
Scott Schwerdt	54	President, Americas Region
Matthew Dorny	47	General Counsel and Secretary

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

Truman Hunt has served as President and Chief Executive Officer of our company since 2003. He also joined the company’s board of directors when he was named Chief Executive Officer. Mr. Hunt has served in various positions with our company since 1994, including Executive Vice President from 2001 to 2003 and General Counsel from 1996 to 2003. From 2005 until 2008, Mr. Hunt served as Chairman of the World Federation of Direct Selling Associations, a global trade association for the direct selling industry. He received a B.S. degree from Brigham Young University and a J.D. degree from the University of Utah.

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

Scott Schwerdt has served as President, Americas Region, since June 2011. Mr. Schwerdt served as the President of the Americas, Europe and Pacific from February 2006 to June 2011 and as Regional Vice President of North America and President of Nu Skin Enterprises United States, Inc. from May 2004 to February 2006.  Mr. Schwerdt previously served as the General Manager of our U.S. operations from May 2001 to May 2004.  Mr. Schwerdt joined our company in 1988 and has held various positions, including Vice President of North America/South Pacific Operations and Vice President of Europe.  Mr. Schwerdt received a B.A. degree in International Relations from Brigham Young University.

Matthew Dorny has served as our General Counsel and Secretary since January 2003.  Mr. Dorny previously served as Assistant General Counsel from May 1998 to January 2003.  Prior to joining us, Mr. Dorny was a securities and business attorney in private practice in Salt Lake City, Utah.  Mr. Dorny received B.A., M.B.A. and J.D. degrees from the University of Utah.

ITEM 1A.    RISK FACTORS

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report on Form 10-K. These risk factors should be read together with the other items in this Annual Report on Form 10-K, including Item 1. "Business” and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

In 2011, approximately 88% of our sales occurred in markets outside of the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, particularly the Japanese yen, which accounted for approximately 27% of 2011 revenue, our reported revenue, gross profit and net income will likely be reduced. Foreign currency fluctuations, particularly with respect to the Japanese yen given the amount of yen denominated debt on our balance sheet, can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business.

Distributor activities that violate applicable laws or regulations could result in government or third party actions against us, which could harm our business. Except in China, our distributors are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of being a distributor.  We implement strict policies and procedures to ensure our distributors will comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. For example, product claims made by some of our distributors in 1990 and 1991 led to an investigation by the Federal Trade Commission (“FTC”) in the United States, which resulted in our entering into a consent decree with the FTC. In addition, rulings by the South Korean Federal Trade Commission and by judicial authorities against us and other companies in South Korea indicate that vicarious liability may be imposed on us for the criminal activity of our distributors. In addition, we have seen an increase in sales aids and promotional material being produced by distributors and distributor groups in some markets, which places an increased burden on us to monitor compliance of such materials and increases the risk that such materials could contain problematic product or marketing claims in violation of our policies and applicable regulations. As we expand internationally, our distributors often attempt to anticipate which markets we will open in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines or other legal action if our distributors violate applicable laws and regulations.

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

We have experienced periodic declines in both active distributors and executive distributors in the past and could experience such declines again in the future. If our initiatives for 2012 do not drive growth in our distributor numbers, particularly in Japan, the United States and Europe where we have experienced some softness in our sponsoring and distributors numbers, our operating results could be harmed. While we take many steps to help train, motivate, and retain distributors, we cannot accurately predict how the number and productivity of distributors may fluctuate because we rely primarily upon our distributor leaders to recruit, train, and motivate new distributors. Our operating results could be harmed if we and our distributor leaders do not generate sufficient interest in our business to retain existing distributors and attract new distributors.

The number and productivity of our distributors could be harmed by several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in, or the technical failure of, existing or new products;

•	lack of a compelling sponsoring story that generates interest for potential new distributors and effectively draws them into the business;

•	any negative public perception of our products and their ingredients;

•	any negative public perception of our distributors and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any regulatory actions or charges against us or others in our industry;

•	general economic and business conditions; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain distributors in such market.

Because our Japanese operations account for a significant part of our business, continued weakness in our business operations in Japan could harm our business.

Approximately 27% of our 2011 revenue was generated in Japan. We have experienced local currency revenue declines in Japan over the last several years and continue to face challenges in this market. These declines could continue or increase. Factors that could impact our results in the market include:

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

We continue to experience a high level of regulatory scrutiny of the direct selling industry in Japan. Several direct sellers in Japan have been penalized for actions of distributors that violated applicable regulations, including one prominent international direct selling company that was suspended from sponsoring activities for three months in 2008, and another large Japanese direct selling company that was suspended from sponsoring activities for six months in 2009. In addition, some Japanese lawmakers have experienced political pressure to discontinue supporting the direct selling industry.

We also continue to experience a high level of general inquiries and complaints to consumer protection centers in Japan and have taken steps to try to resolve these issues including providing additional training to distributors, and restructuring our compliance group in Japan. We have seen improvements in some prefectures, but not in others. We have received warnings from consumer centers in certain prefectures raising concerns about our distributor training and number of general inquiries and complaints.  Although we are implementing additional steps to reinforce our distributor education and training in Japan to help address these concerns, we cannot be sure that such steps will be successful. If consumer complaints and inquiries escalate to a government review or if the current level of complaints and inquiries does not improve, there is an increased likelihood that regulators could take action against us, including a suspension of our sponsoring activities, or we could receive negative media attention, either of which could harm our business. In 2009, Japan implemented a national organization of consumer protection centers, which has further increased scrutiny of our business and industry.

If direct selling regulations in China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business would be significantly negatively impacted.

    The government of China has adopted direct selling regulations that impose significant restrictions and limitations on the way we do business. Most notably, the regulations include a restriction on the use of multi-level compensation of individual direct sellers, which is the basis of how we compensate sales people outside of China. We have structured our business model in China based on several factors: our interpretation of applicable regulations, the guidance we have received from government officials, our understanding of the practices of other international direct selling companies operating in China, and our understanding as to how regulators are enforcing the regulations. We have designed a hybrid business model in China where we operate with both independent direct sellers who can sell away from our stores as well as contractual sales promoters who can progress through various leadership positions in our sales organization and become employed sales representatives once they have achieved designated performance levels.  We have adopted this hybrid business structure because we believe it provides us with more flexibility in how we compensate our sales leaders in China, enabling us to compensate them at a level that is competitive with other direct selling companies in the market and reflective of the compensation of our distributor sales leaders globally. The nature of the political, regulatory and legal systems in China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations in a fashion that promotes social order. We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations. If our business practices are found to be in violation of applicable regulations as they may be interpreted or enforced in the future, in particular our use of the sales productivity of a sales leader and the sales promoters and employees he/she leads and supervises in setting his/her quarterly compensation level, then we could be forced to change our business model and/or sanctioned, either of which could significantly harm our business.

Our operations in China are subject to significant government scrutiny, and we could be subject to fines or other penalties if our employees or direct sellers engage in activities that violate applicable laws and regulations.

    We work diligently to train our sales force in China on how our China business model differs from our global business model. But because there are often foreign sales leaders performing training in China and because our global model varies significantly from our China business model, confusion can result as to how those working in China should promote the business in China. This confusion may lead to governmental reviews and investigations of our operations in China. The legal system in China provides governmental authorities with broad latitude to conduct investigations. We anticipate that our business will continue to attract significant governmental scrutiny, particularly as our business grows and the number of sales employees and contractual sales promoters continues to increase. While we have been able to resolve past investigations and have only been required to pay fines in a limited number of instances, all between 2002 and 2007, we face a risk that future investigations may result in fines or other more significant sanctions.

If we are unable to obtain additional necessary national and local government approvals in China our ability to expand our business could be negatively impacted.

    We have completed the required national and local licensing processes for direct selling activities in various locations in China, including major cities or districts in ten provinces and three municipalities. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve and is lengthy, as we are required to work with a large number of provincial, city, district and national government authorities. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in China makes it difficult to predict the timeline for obtaining these approvals. If the results of the government’s evaluation of our direct selling activities result in further delays in obtaining licenses elsewhere, or if the current processes for obtaining approvals are delayed further for any reason or are changed or are interpreted differently than currently understood, our ability to receive direct selling licenses in China and our growth prospects in this market, could be negatively impacted.

We also face lengthy timelines with respect to product registrations in China. For nutrition products in particular the registration process is laborious. The process for obtaining product permits and licenses may require extended periods of time that may prevent us from being able to launch product initiatives in China on the same timelines as other markets around the world.

If we are unable to effectively manage our rapid growth in China, our operations could be harmed.

We have experienced rapid growth in China, which could strain our ability to effectively manage our operations. We continue to focus resources to successfully manage the necessary expansion of our management team, labor force, manufacturing operations, government relations efforts, and stores and service centers. Insufficient management of such growth could result in, among other things, product delays, operating mistakes and errors, inadequate customer service, inappropriate claims or promotions by sales employees, and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses.

If our Pharmanex BioPhotonic Scanner or ageLOC Galvanic Spa Systems, including our recently launched ageLOC Galvanic Body Spa are determined to be medical devices in a particular geographic market or if our distributors use these products for medical purposes or make improper medical claims, our ability to continue to market and distribute such tools could be harmed.

One of our strategies is to market unique and innovative products and tools that allow our distributors to distinguish our products, including our ageLOC Galvanic Spa Systems and our Pharmanex BioPhotonic Scanner. We do not believe these products are medical devices. However, we have faced regulatory inquiries in Japan, South Korea, Indonesia, Taiwan, Singapore, Thailand, Colombia and the United States regarding our Pharmanex BioPhotonic Scanner and/or our ageLOC Galvanic Spa Systems. While we have successfully worked with regulators to resolve these matters in some markets, we have not been able to market our ageLOC Galvanic Spa Systems as cosmetic devices in Taiwan, Indonesia, Thailand and Colombia, due to similar regulatory restrictions that have required us to register our ageLOC Galvanic Spa Systems as medical devices. There have also been legislative proposals in Singapore and Malaysia relating to the regulation of medical devices that could affect the way we market our ageLOC Galvanic Spa Systems and our Pharmanex BioPhotonic Scanner in these countries. In 2011, a shipment of ageLOC Galvanic Spa System II units into the United States was detained upon import pending a classification review by the Food and Drug Administration (the “FDA”).  The matter is still under review and we may elect to limit importation of ageLOC Galvanic Spa System II units into the United States until this review is complete.  Any determination by the FDA in the United States or by a regulatory authority in another market that our ageLOC Galvanic Spa Systems must be registered as medical devices could inhibit or restrict our ability to market these products in such market until such registration is obtained, which could harm our business. In addition, if our distributors are using these products to make medical claims or perform medical diagnoses or other activities limited to licensed professionals or approved medical devices, it could negatively impact our ability to market or sell these products. Regulatory scrutiny of a product could also dampen distributor enthusiasm and hinder the ability of distributors to effectively utilize such product.

Where necessary, obtaining medical device registrations could require us to provide documentation concerning product manufacturing and clinical utility and to make design, specification and manufacturing process modifications to meet stringent standards imposed on medical device companies. There can be no assurance we will be able to provide the required medical device documentation, prove clinical utility in a manner sufficient to obtain medical device approval or make such changes promptly or in a manner that is satisfactory to regulatory authorities. If we obtain such medical device approval in order to sell a product in one market, such approval may be used as precedent to a claim that similar approval should be required in another market or negatively impact our ability to import and export our ageLOC Galvanic Spa Systems as cosmetic devices in markets where such approvals are not currently required.

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

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in Japan, South Korea and China are particularly restrictive and difficult. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

•	impose order cancellations, product returns, inventory buy-backs and cooling-off rights for consumers and distributors;

•	require us or our distributors to register with government agencies;

•	impose caps on the amount of commissions we can pay; and/or

•	require us to ensure that distributors are not being compensated based upon the recruitment of new distributors.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult and may require the devotion of significant resources on our part. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline. To comply with legal limitations on commissions in South Korea, we were required to reduce the commissions paid to our top distributors in that market in December 2011, due in part to substantial sales of products introduced in connection with our global convention.  Our business could be harmed in South Korea if we are required to make further commission reductions in order to comply with legal limitations on commissions in the future. In addition, countries where we currently do business could change their laws or regulations to negatively affect or completely prohibit direct sales efforts.

Challenges to the form of our network marketing system could harm our business.

We may be subject to challenges by government regulators and third parties in civil actions regarding the form of our network marketing system. Legal and regulatory requirements concerning our industry involve a high level of subjectivity and are inherently fact-based and subject to interpretation, which provides regulators with more discretion in their application of these laws and regulations. We have seen heightened government scrutiny of our industry in various markets, including Japan, South Korea, China, Europe, and the United Kingdom. From time to time, we receive formal and informal inquiries from various government regulatory authorities about our business and our compliance with local laws and regulations. For example, in 2009, Belgium authorities alleged that we violated the anti-pyramid regulations in that market and the Hungary Consumer Protection Agency opened an inquiry regarding various marketing claims. We have worked with these local authorities to resolve these matters. However, we are aware that in an unrelated matter involving another direct selling company, a court in Belgium recently held that such direct selling company violated Belgium’s anti-pyramid regulations. If authorities in Belgium find the ruling more restrictive than their current interpretation of the anti-pyramid regulations, we may face a similar determination. We are aware of several civil actions that have been taken against some of our competitors in the United States, including one in which a significant settlement has been proposed.

If we are not able to resolve existing regulatory reviews to the satisfaction of the applicable governmental agencies, or there are any new regulatory or civil actions challenges regarding our business or others in our industry, our business could be harmed if such actions result in the imposition of any fines or damages on our business, create adverse publicity, increase scrutiny of our industry, detrimentally affect our efforts to recruit or motivate distributors and attract customers, or interpret laws in a manner inconsistent with our current business practices.

Government regulations relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell our products and harm our business.

Our products and our related marketing and advertising efforts are subject to numerous domestic and foreign government agencies’ and authorities’ laws and extensive regulations, which govern the ingredients and products that may be marketed without pre-market approval and/or registration as a drug and the claims that may be made regarding such products. Many of these laws and regulations involve a high level of subjectivity, are inherently fact-based and subject to interpretation, and vary significantly from market to market. These laws and regulations can limit the claims we can make regarding our products and often restrict our ability to introduce products or ingredients into one or more markets. In Europe for example, we are unable to market supplements that contain ingredients that were not marketed prior to May 1997 in Europe (“novel foods”) without going through an extensive registration and pre-market approval process. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. At times these laws and regulations may prevent us from launching a product in a market, require us to reformulate a product or limit the claims made regarding a product. For example, in 2010 and 2011, the introduction and launch of our ageLOC Vitality were delayed in certain markets in Europe due to regulatory issues. If these laws and regulations further restrict, inhibit or delay our ability to introduce or market our products or limit the claims we are able to make regarding our products, our business may be harmed.

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

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future. For example, the FDA has proposed draft guidance for the industry to clarify the FDA's interpretation of the dietary ingredient notification requirements. This draft guidance is not final but appears to indicate that the FDA is expanding its definition of what is considered a “new dietary ingredient” in the United States. The industry is providing comments and working with the FDA to modify this guidance, however, if enacted in final form as proposed this guidance could impose new and significant regulatory barriers for our nutritional supplement products, many of which could delay or inhibit our ability to formulate, introduce and sell nutritional supplements as we have in the past. We face similar pressures in our other markets, including Europe, which is expected to adopt additional regulations setting new limits on acceptable maximum levels of vitamins and minerals. In the United States, effective December 1, 2009, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, that require disclosure of material connections between an endorser and the company they are endorsing and do not allow marketing using atypical results. Our distributors have historically used testimonials and “before and after” photos to market and sell some of our popular products such as our ageLOC Galvanic Spa Systems and ageLOC Transformation anti-aging skin care system. The alterations we have made to our marketing materials to conform to the requirements and restrictions of the revised Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to further alter our marketing materials. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

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

In the United States, FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements for the nutritional supplement industry require us and our vendors to maintain good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.  The ingredient identification requirement, which requires us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, is particularly burdensome and difficult for us with respect to a product like LifePak Nano, which contains as many as 36 different ingredients. We are also required to report serious adverse events associated with consumer use of our products. Our operations could be harmed if regulatory authorities make determinations that we or our vendors are not in compliance with these regulations or public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain of our products.  In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

The loss of suppliers or shortages in ingredients could harm our business.

We acquire ingredients and products from two suppliers that each currently manufactures a significant portion of our Nu Skin personal care products.  In addition, we currently rely on two suppliers for a majority of Pharmanex nutritional supplement products. In the event we were to lose any of these suppliers and experience any difficulties in finding or transitioning to alternative suppliers, this could harm our business. In addition, we obtain some of our products, including our ageLoc Galvanic Spa systems, from sole suppliers that own or control the product formulations, ingredients, or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding ingredients that are comparable in quality and price. Some of our nutritional products, including g3 juice, incorporate natural products that are only harvested once a year and may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

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

Our distributor compensation plan includes some components that differ from market to market. We modify components of our compensation plan from time to time in an attempt to keep our compensation plan competitive and attractive to existing and potential distributors, to address changing market dynamics, to provide incentives to distributors that we believe will help grow our business, to conform to local regulations and to address other business needs. Because of the size of our distributor force and the complexity of our compensation plans, it is difficult to predict how such changes will be viewed by distributors and whether such changes will achieve their desired results. For example, certain changes we made to our compensation plan in the past, which had been successful in several markets, did not achieve anticipated results in Japan, China and certain markets in Southeast Asia and negatively impacted our business.

Production difficulties, quality control problems and inaccurate forecasting could harm our business.

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

Our method of launching new products globally on a condensed schedule has increased pressure on our supply chain. If we are not able to accurately forecast sales levels on a market by market basis, or are unable to produce a sufficient supply to meet such demand globally, we may incur higher expedited shipping costs and we may experience stockouts, which could negatively impact the enthusiasm of our distributors. However, if we over forecast demand for a global product launch, we could incur increased write-offs.

Adverse publicity concerning our business, marketing plan, products or people could harm our business and reputation.

The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the nature of our distributor network, our products or the actions of our distributors and employees. Specifically, we are susceptible to adverse publicity concerning:

•	suspicions about the legality and ethics of network marketing;

•	the safety or effectiveness of ingredients in our or our competitors' products;

•	regulatory investigations of us, our competitors and our respective products;

•	the actions of our current or former distributors and employees; and

•	public perceptions of the direct selling industry or the nutritional or personal care industry generally.

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

Non-compliance with anti-corruption laws could harm our business.

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the “FCPA”). Any allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines, and other penalties. Although we have implemented anti-corruption policies, controls and training globally to protect against violation of these laws, we cannot be certain that these efforts will be effective. We are aware that one of our competitors is under investigation in the United States for allegations that its employees violated the FCPA in China and other markets. If this investigation causes adverse publicity or increased scrutiny of our industry, our business could be harmed.

Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:

•
the possibility that a foreign government might ban or severely restrict our business method of direct selling, or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

•	the lack of well-established or reliable legal systems in certain areas where we operate;

•	the presence of high inflation in the economies of international markets in which we operate;

•	the possibility that a government authority might impose legal, tax or other financial burdens on us or our distributors, due, for example, to the structure of our operations in various markets;

•	the possibility that a government authority might challenge the status of our distributors as independent contractors or impose employment or social taxes on our distributors; and

•	the possibility that governments may impose currency remittance restrictions limiting our ability to repatriate cash.

If we are unable to successfully expand and grow operations within developing markets, we may have difficulty achieving our long-term objectives.

A significant percentage of our revenue growth over the past decade has been attributable to our expansion into new markets. Our growth over the next several years depends in part on our ability to successfully introduce products and implement initiatives in developing markets that will help generate growth. In addition to the regulatory difficulties we may face in introducing our products and initiatives in these markets, we could face difficulties in achieving acceptance of our premium-priced products in developing markets. In the past, we have struggled to operate profitably in developing markets. We may experience similar difficulty in our current and future new markets. If we are unable to successfully expand our operations within these developing markets, our opportunities to grow our business may be limited, and, as a result, we may not be able to achieve our long-term objectives.

We depend on our key personnel, and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

Our success depends to a significant degree upon the continued contributions of our senior and regional management, many of whom would be difficult to replace. We currently have several expatriates serving in key management positions in Japan to strengthen the management team in that market.  In order to sustain growth in our markets, we will need to continue to develop and attract qualified management personnel. Our senior and regional management employees may voluntarily terminate their employment with us at any time. If we are not able to successfully retain existing personnel or identify, hire and integrate new personnel, our business and growth prospects could be harmed.

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

The loss of key distributors could negatively impact our distributor growth and our revenue.

As of December 31, 2011, we had a global network of more than 850,000 active distributors.  More than 40,000 of our distributors were executive distributors.  Approximately 604 distributors occupied the highest distributor level under our global compensation plan as of that date. These distributors, together with their extensive networks of downline distributors, generate substantially all of our revenue. As a result, the loss of a high-level distributor or a group of leading distributors in the distributor’s network of downline distributors, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our distributor growth and our revenue.

Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

As a U.S. company doing business in international markets through subsidiaries, we are subject to various tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. From time to time, we are audited by tax regulators in the United States and in our foreign markets. If regulators challenge our tax positions, corporate structure, transfer pricing mechanisms or intercompany transfers, we may be subject to fines and payment of back taxes, our effective tax rate may increase and our operations may be harmed. Tax rates vary from country to country, and, if regulators determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. For example, our federal corporate income tax rate in the United States is 35%. If our profitability in a higher tax jurisdiction, such as Japan where our tax rate in 2011 was approximately 45%, increases disproportionately to the rest of our business, our effective tax rate may increase. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of government agencies. We have experienced increased efforts by customs authorities to reclassify our products or otherwise increase the level of duties we pay on our products, including in Japan, Taiwan and Thailand.  Despite our efforts to be aware of and comply with such laws, and changes to and interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to such changes, and as a result, our business may suffer. In addition, due to the international nature of our business, we are subject from time to time to reviews and audits by the foreign taxing authorities of other jurisdictions in which we conduct business throughout the world.

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

As of December 31, 2011, our principal properties consist of distribution centers where offices are located and where finished merchandise is packed and shipped to distributors in fulfillment of their orders, our worldwide headquarters, three research and development facilities and 40 retail stores and manufacturing facilities in China.  Additionally, we also use third party manufacturers to manufacture certain of our products. As a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or that of our third party manufacturers could have a material adverse effect on our business, results of operations and financial condition.

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

The markets for our products are intensely competitive. Our results of operations may be harmed by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. For example, our Nu Skin products compete directly with branded, premium retail products. We also compete with other direct selling organizations.  Some of the leading direct selling companies in our existing markets are Herbalife, Mary Kay, Oriflame, Melaleuca, Avon, Forever Living and Amway. Because of regulatory restrictions concerning claims about the efficacy of personal care products and dietary supplements, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the personal care and nutritional market could harm our revenue.

We also compete with other network marketing companies for distributors. Some of these competitors have a longer operating history and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global compensation plan for distributors. Consequently, to successfully compete in this market and attract and retain distributors, we must ensure that our business opportunities and compensation plans are financially rewarding. We are beginning our 28th year in this industry and believe we have significant competitive advantages, but we cannot assure you that we will be able to successfully compete in every endeavor in this market.

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

We are currently involved in two separate disputes with customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products. The first dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2002 through June 2005. In March 2011, the Tokyo District Court denied our complaint and upheld the additional assessments. As a result of this decision, we recorded an expense for the full amount of the disputed assessments, or $32.8 million, in the first quarter of 2011. We strongly disagree with the Tokyo District Court’s decision and have appealed the matter to the Tokyo High Court. We currently anticipate that this appeal will be decided in 2012. The second dispute in Japan relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 3.9 billion Japanese yen as of December 31, 2011 (approximately $50.7 million), net of any recovery of consumption taxes. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. We are now pursuing this matter in Tokyo District Court. Any adverse rulings in these matters could materially impact our results. Please refer to Item 3. "Legal Proceedings” for more information regarding these litigation matters.

In addition, our intellectual property may infringe on the rights of others, resulting in costly litigation. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merit. Other companies or individuals may allege that we, our customers, licensees or other parties indemnified by us infringe on their intellectual property rights. Even if we believe that such claims are without merit, defending such intellectual property litigation can be costly, distract management’s attention and resources, and the outcome is inherently uncertain. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Any of these results may adversely affect our financial condition.

If we are unable to protect our intellectual property rights, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with our employees, customers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property rights may not be sufficient to permit us to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. In addition, the laws of certain foreign countries, including emerging markets such as China, may not protect our intellectual property rights to the same extent as the laws of the United States.  The costs required to protect our patents and trademarks may be substantial. We have filed patent applications to protect our intellectual property rights in our new technologies, however, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. Moreover, many of our products rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

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

We may be subject to claims that our employees or we have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of our employees’ former employers.

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

From time to time we review acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Acquisitions may entail numerous risks, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses and disruption to our direct selling channel;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers; and

•	risks of entering markets in which we have limited or no prior experience.

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

Our Class A common stock closed at $23.39 per share on February 1, 2010 and closed at $50.60 per share on February 1, 2012. During this two-year period, our Class A common stock traded as low as $22.86 per share and as high as $51.67 per share. Many factors could cause the market price of our Class A common stock to fall. Some of these factors include:

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

Several of our principal stockholders hold a large number of shares of the outstanding Class A common stock. A decision by any of our principal stockholders to aggressively sell shares could depress the market price of our Class A common stock. As of December 31, 2011, we had approximately 62.3 million shares of Class A common stock outstanding.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our principal properties consist of the following:

Operational Facilities.  These facilities include administrative offices, walk-in centers, and warehouse/distribution centers.  Our operational facilities measuring 30,000 square feet or more include the following:

•	our worldwide headquarters in Provo, Utah;

•	our worldwide distribution center/warehouse in Provo, Utah; and

•	our distribution center in Tokyo, Japan.

Manufacturing Facilities.  Each of our manufacturing facilities measure 30,000 square feet or more, and include the following:

•	our nutritional supplement manufacturing facility in Zhejiang Province, China;

•	our personal care manufacturing facility in Shanghai, China;

•	our VitaMeal manufacturing facility in Jixi, Heilongjiang Province, China;

•	our herbal extraction facility in Zhejiang Province, China.

Retail Stores.  As of December 31, 2011, we operated 40 stores throughout China.

Research and Development Centers.  We operate three research and development centers, one in Provo, Utah, one in Shanghai, China, and one in Beijing, China.  In 2011, we began construction on state-of-the-art innovation centers at our corporate headquarters in Provo, Utah and our Greater China regional headquarters in Shanghai, China. We believe the Provo and Shanghai facilities will cost approximately $90 million and $55 million, respectively, and anticipate that both facilities will be completed in 2013.

    We own our corporate headquarters buildings, distribution center and research and development center located in Provo, Utah. We also own personal care and nutritional supplement plants in China, and a few other minor facilities. We currently lease the other properties described above.  We believe that our existing and planned facilities are adequate for our current operations in each of our existing markets.

ITEM 3.                      LEGAL PROCEEDINGS

Japan Customs

    We are currently involved in two separate disputes with customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products. The first dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2002 through June 2005. The dispute relates to whether we used the proper valuation method for these products in determining the applicable customs duties.  The primary legal issue in the case is whether the relevant import transaction is a sale between our third party manufacturers and our Japan subsidiary, or a sale between our United States subsidiary and our Japan subsidiary. In 1999, we worked with the Yokohama Customs authorities to restructure the form of the relevant transactions in order to have the import transaction be a sale between our third party manufacturers and our Japan subsidiary, and thus have the duties assessed on the price paid to our third party manufacturers. With the input and guidance of the Yokohama Customs authorities, we restructured the form of the transaction and the agreements between the relevant parties based on these discussions so that our United States subsidiary would be acting on behalf of our Japan subsidiary with respect to the purchase of these products rather than as a buyer/seller. Our Japan subsidiary entered into a Memorandum of Understanding with each of our third party manufacturers of the relevant products, which provided that our Japan subsidiary was the purchaser of the products and that our United States subsidiary was acting for and on behalf of our Japan subsidiary with respect to these products. Our Japan subsidiary also entered into a Memorandum of Understanding with our United States subsidiary documenting the same agency relationship. We believe that these legal documents establish that our United States subsidiary was acting as an agent and not buyer and seller of the relevant products. The additional assessment of duties by Yokohama Customs was based on its re-characterization of the transaction as a sale between our United States subsidiary and our Japan subsidiary for custom law purposes despite the legal form of the transaction. We do not believe the legal documentation supports the re-characterization of these transactions. We filed a complaint in the Tokyo District Court Civil Action Section in December 2006 to reverse the additional assessments. In March 2011, the Tokyo District Court denied our complaint and upheld the additional assessments. As a result of this decision, we recorded an expense for the full amount of the disputed assessments, or $32.8 million, in the first quarter of 2011. The charge was a non-cash item, as we were previously required to pay the assessments. We strongly disagree with the Tokyo District Court’s decision and have appealed the matter to the Tokyo High Court. We currently anticipate that this appeal will be decided in 2012.

The second dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 3.9 billion Japanese yen as of December 31, 2011 (approximately $50.7 million), net of any recovery of consumption taxes. Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In May 2011, we received notice that, as we had anticipated, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance’s administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. Because we believe that the higher rate determined by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. To the extent that we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely record a non-cash expense for the full amount of the disputed assessments.

Lazerson, Craig & Harper

In 2010, Scott Lazerson (“Lazerson”), Elizabeth Craig (“Craig”) and Brady Harper (“Harper”) were arrested by Provo City Police and charged in the Utah Fourth District Court with crimes associated with the alleged theft of our products. After a preliminary hearing, the Court found probable cause to bind the case over against Lazerson with respect to charges of theft by deception, but refused to bind the matter over for trial against Craig and Harper and dismissed charges against them.  In September 2011, Craig and Harper filed suit against us and our subsidiaries in the Utah Fourth District Court for malicious prosecution, abuse of criminal process, defamation and intentional infliction of emotional distress.  In aggregate, the proposed complaint would seek damages in excess of approximately $42 million and punitive damages in the amount of $200 million.  We believe the complaint is without merit and intend to vigorously defend ourselves.  In August 2011, we filed suit in the Utah Fourth District Court against Lazerson and Nu Lite Sales, LLC (“Nu Lite”), an entity owned by Craig and Harper, alleging fraud, negligent misrepresentation, conversion and unjust enrichment and seeking declaratory and equitable relief.  A counterclaim was filed by Nu Lite that includes factual allegations similar to those set forth in the complaint filed on behalf of Craig and Harper.  The counterclaim alleges conversion and tortious interference with prospective business relations, and seeks aggregate damages in excess of $2 million and punitive damages in the amount of $20 million.  We believe the counterclaim is without merit.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NUS.”  The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2010 and 2011 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2010	$ 30.23	$ 22.86
June 30, 2010	33.99	23.12
September 30, 2010	29.87	23.55
December 31, 2010	32.72	28.24

Quarter Ended	High	Low

March 31, 2011	$ 33.08	$ 27.50
June 30, 2011	39.35	28.53
September 30, 2011	46.93	35.44
December 31, 2011	51.67	37.67

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

The closing price of our Class A common stock on February 1, 2012, was $50.60.  The approximate number of holders of record of our Class A common stock as of February 1, 2012 was 571.  This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

We declared and paid a $0.125 per share dividend for Class A common stock in March, June, September and December of 2010, a $0.135 per share quarterly dividend for Class A common stock in March and June 2011 and a $0.16 per share quarterly dividend in September and December of 2011.  The board of directors has approved an increased quarterly cash dividend of $0.20 per share of Class A common stock to be paid on March 14, 2012, to stockholders of record on February 24, 2012.  Annually, this would increase the dividend to $0.80 from $0.59 in the prior year. Management believes that cash flows from operations will be sufficient to fund this and future dividend payments, if any.

We expect to continue to pay dividends on our common stock.  However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)

October 1 – 31, 2011	231,900	$ 41.19	231,900	$ 93.1
November 1 – 30, 2011	52,919	45.05	52,683	90.7
December 1 – 31, 2011	88,178	47.01	88,178	86.3
Total	372,997(2)	43.11	372,761

(1)
In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $485.0 million is currently authorized. As of December 31, 2011, we had repurchased approximately $398.7 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)
We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market.  These shares were awarded or acquired in connection with our initial public offering in 1996.  Of the shares listed in this column, in November 236 shares at an average price per share of $49.00 relate to repurchases from such employees and distributors.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A Common Stock with the cumulative total return of the S&P 500 Index, a market-weighted index of publicly traded peers used in last year’s report (the “Old Peer Group”),  and a market-weighted index of a new peer group of publicly traded peers (the “New Peer Group”) for the period from December 31, 2006 through December 31, 2011.  The graph assumes that $100 was invested in each of the Class A Common Stock, the S&P 500 Index, and each of the indexes of publicly traded peers on December 31, 2006 and that all dividends were reinvested.  We have omitted Alberto Culver Co. from our New Peer Group.  Alberto Culver Co. was removed because it was acquired in 2011 and is no longer publicly traded.  We have added the following companies to our New Peer Group:  Nature’s Sunshine Products, Inc., Weight Watchers International, Inc., Mannatech, Inc. and Elizabeth Arden, Inc., because we believe these companies operate in industries and product categories that are similar to ours.  The New Peer Group consists of the following companies, which compete in our industry and product categories:  Avon Products, Inc., Estee Lauder, Tupperware Corporation, Herbalife LTD., USANA Health Sciences, Inc., Nature’s Sunshine Products, Inc., Weight Watchers International, Inc., Mannatech, Inc. and Elizabeth Arden, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Nu Skin Enterprises, Inc., the S&P 500 Index, Old Peer Group, and New Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/06
12/07
12/08
12/09
12/10
12/11
Nu Skin Enterprises, Inc.
S&P 500
Old Peer Group
New Peer Group

Measured Period	Company	S&P 500 Index	New Peer Group Index	Old Peer Group Index
December 31, 2006	100.00	100.00	100.00	100.00
December 31, 2007	92.44	105.49	110.51	116.59
December 31, 2008	60.50	66.46	71.55	75.47
December 31, 2009	160.70	84.05	102.74	113.01
December 31, 2010	184.22	96.71	125.81	137.10
December 31, 2011	300.26	98.75	139.22	145.23

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 have been derived from the audited consolidated financial statements.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$1,157,667	$1,247,646	$1,331,058	$1,537,259	$1,743,991
Cost of sales	209,283	228,597	243,648	272,431	322,624
Gross profit	948,384	1,019,049	1,087,410	1,264,828	1,421,367
Operating expenses:
Selling expenses	499,095	533,151	559,605	646,348	751,448
General and administrative expenses	358,601	360,470	369,368	401,418	436,177
Restructuring charges	19,775	—	10,724	—	—
Total operating expenses	877,471	893,621	939,697	1,047,766	1,187,625
Operating income	70,913	125,428	147,713	217,062	233,742
Other income (expense), net	(2,435)	(24,775)	(6,589)	(9,449)	(6,973)
Income before provision for income taxes	68,478	100,653	141,124	207,613	226,769
Provision for income taxes	24,606	35,306	51,279	71,562	73,439
Net income	$43,872	$65,347	$89,845	$136,051	$153,330
Net income per share:
Basic	$0.68	$1.03	$1.42	$2.18	$2.47
Diluted	$0.67	$1.02	$1.40	$2.11	$2.38
Weighted-average common shares outstanding (000s):
Basic	64,783	63,510	63,333	62,370	62,066
Diluted	65,584	64,132	64,296	64,547	64,546

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$92,552	$114,586	$158,045	$230,337	$290,701
Working capital	95,175	124,036	152,731	206,078	288,916
Total assets	683,243	709,772	748,449	892,224	990,956
Current portion of long-term debt	31,441	30,196	35,400	27,865	28,608
Long-term debt	169,229	158,760	121,119	133,013	107,944
Stockholders’ equity	275,009	316,180	375,687	471,249	574,236
Cash dividends declared	0.42	0.44	0.46	0.50	0.59

Supplemental Operating Data (at end of period):
Approximate number of active distributors(1)	755,000	761,000	761,000	799,000	855,000
Number of executive distributors(1)	30,002	30,588	32,939	35,676	41,816

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

Overview

We are a leading, global direct selling company with operations in 52 markets worldwide.  We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex brands, respectively.  We strive to secure competitive advantage in four key areas: our people, our products, the culture we promote, and the business opportunities we offer.  In 2011, we posted record revenue of $1.74 billion.  Revenue in 2011 grew 13%, driven by sustained interest in our product portfolio, including our ageLOC anti-aging products, healthy distributor sponsoring and retention and continued growth in our emerging markets, including China, South Asia and South Korea.  As of December 31, 2011, we had a global network of more than 850,000 active independent distributors.  More than 40,000 of our distributors were qualified sales leaders we refer to as “executive distributors.”  Our executive distributors play a critical leadership role in the growth and development of our business.  Approximately 88% of our 2011 revenue came from markets outside the United States.  While we have become more geographically diverse over the past decade, Japan, our largest revenue market, accounted for approximately 27% of our 2011 total revenue.  Due to the size of our foreign operations, our results are often impacted by foreign currency fluctuations.  In addition, our results are generally impacted by global economic, political, demographic and business conditions.

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

Our distributors market and sell our products and recruit new distributors based on the distinguishing benefits and innovative characteristics of our products.  As a result, it is vital to our business that we continuously leverage our research and development resources to develop and introduce innovative products and provide our distributors with an attractive portfolio of products.  Over the last four years, we have successfully introduced a suite of innovative ageLOC anti-aging skin care and nutritional products, including our ageLOC Transformation daily skin care system, Galvanic Spa Gels with ageLOC, ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion ageLOC Vitality nutritional supplement, ageLOC R2 anti-aging nutritional supplement system. We are currently developing additional ageLOC anti-aging products for the future. Our ageLOC products are designed to positively influence the expression of genes that we believe play a critical role in the aging process.  We also offer unique initiatives, products, and business tools, such as our ageLOC Galvanic Spa Systems and Pharmanex BioPhotonic Scanner, to help distributors effectively differentiate our earnings opportunity and product offering.  Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and distributor recruiting.

We generally introduce a new product, in all markets where the product is registered, through limited offerings in connection with global and regional distributor events. The limited offerings typically generate significant distributor activity and a high level of distributor purchasing. This generally results in a higher than normal increase in revenue during the quarter of the limited offerings. For example, limited offerings of ageLOC R2 in connection with our global convention in October 2011 generated over $78 million in the fourth quarter of 2011. We typically launch a product for general sales a few months following the limited offerings. Information regarding product launches below refers to the launch of the product for general sales and not to the limited offering used to introduce the product.

Our extensive global distributor network helps us to rapidly introduce products and penetrate our markets with little up-front promotional expense.  Similar to other companies in our industry, we experience a high level of turnover among our distributors.  As a result, it is important that we regularly introduce innovative and compelling products and initiatives in order to maintain a compelling business opportunity that will attract new distributors.  We have also developed, and continue to promote in many of our markets, product subscription and loyalty programs that provide incentives for customers to commit to purchase a specific amount of products on a monthly basis.  We believe these subscription programs have improved customer retention, have had a stabilizing impact on revenue, and have helped generate recurring sales for our distributors.  Subscription orders represented 56% of our revenue in 2011.

Despite difficult economic conditions, we experienced healthy growth in 2011.  We believe we have benefited from the nature of our distribution model and strong execution around a demonstrative product/opportunity initiative, which has helped offset to some degree the impact of weaker consumer spending.  As a direct selling company, we offer a direct selling opportunity that allows an individual to supplement his/her income by selling our products and building a sales organization to market and sell our products.  As the economy and the labor market decline, we find that there can be an increase in the number of people interested in becoming distributors in order to supplement their income.  We believe that this increase in interest in our direct selling opportunity coupled with the strong marketing position of our new ageLOC anti-aging products and our other products and tools have helped us to continue growing our business in these difficult economic conditions.  However, if the economic problems are prolonged or worsen, we expect that we could see a negative impact on our business as distributors may have a more difficult time selling products and finding new customers.

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

Income Statement Presentation

We report revenue in five geographic regions and we translate revenue from each market’s local currency into U.S. dollars using weighted-average exchange rates.  The following table sets forth revenue information by region for the periods indicated.  This table should be reviewed in connection with the tables presented under “Results of Operations,” which disclose selling expenses and other costs associated with generating the aggregate revenue presented.

Revenue by Region

	Year Ended December 31,
(U.S. dollars in millions)	2009		2010		2011

North Asia	$606.1	45%	$686.1	45%	$751.2	43%
Greater China	210.4	16	268.2	17	341.9	20
Americas	260.9	20	250.0	16	252.0	14
South Asia/Pacific	120.1	9	182.8	12	236.2	14
Europe	133.6	10	150.2	10	162.7	9
	$1,331.1	100%	$1,537.3	100%	$1,744.0	100%

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

Selling expenses are our most significant expense and are classified as operating expenses.  Selling expenses include distributor commissions, costs for incentive trips and other rewards, as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in China. Our global compensation plan, which we employ in all of our markets except China, is an important factor in our ability to attract and retain distributors.  We pay monthly commissions to several levels of distributors on each product sale based upon a distributor’s personal and group product volumes, as well as the group product volumes of up to six levels of executive distributors in such distributor’s downline sales organization.  We do not pay commissions on sales materials, which are sold to distributors at or near cost.  Small fluctuations occur in the amount of commissions paid as the network of distributors actively purchasing products changes from month to month.  However, due to the size of our distributor force of more than 850,000 active distributors, the fluctuation in the overall payout is relatively small.  The overall compensation has typically averaged between 41% and 44% of global product sales.  From time to time, we make modifications and enhancements to our global compensation plan in an effort to help motivate distributors and develop leadership characteristics, which can have an impact on selling expenses.

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

General and administrative expenses include:

•      wages and benefits;

•      rents and utilities;

•      depreciation and amortization;

•      promotion and advertising;

•      professional fees;

•      travel;

•      research and development; and

•      other operating expenses.

Labor expenses are the most significant portion of our general and administrative expenses.  Promotion and advertising expenses include costs of distributor conventions held in various markets worldwide, which we expense in the period in which they are incurred.  Because our various distributor conventions are not always held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter.  For example, we held our global convention in October 2011 and will have another global convention in the fall of 2013 as we currently plan to hold a global convention every other year.  In addition, we hold regional conventions and conventions in our major markets at different times during the year.  These conventions have significant expenses associated with them.  Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate.  For example, statutory tax rates in 2011 were approximately 16.5% in Hong Kong, 17% in Taiwan, 24.5% in South Korea, 45% in Japan and 25% in China.  We are subject to taxation in the United States at the statutory corporate federal tax rate of 35% and we pay taxes in multiple states within the United States at various tax rates.  Our overall effective tax rate was 32.4% for the year ended December 31, 2011.

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

Income Taxes.  We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of December 31, 2011, we had net deferred tax assets of $51.4 million.  These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates.  In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  During 2011, we entered into a closing agreement with the United States Internal Revenue Service (the “IRS”) for all adjustments for the 2005 through 2008 tax years.  With a few exceptions, we are no longer subject to U.S., federal, state and local income tax examination by tax authorities for the years before 2005.  In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).  The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We have elected to participate in the CAP program for 2012 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time.  In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2005.  Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

At December 31, 2011, we had $7.4 million in unrecognized tax benefits of which $3.1 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2010, we had $14.8 million in unrecognized tax benefits of which $2.4 million, if recognized, would affect the effective tax rate. During each of the years ended December 31, 2011 and 2010, we recognized approximately $(0.8) million and $(1.7) million in interest and penalties expenses/(benefits), respectively. We had approximately $3.3 million, $1.6 million and $0.8 million of accrued interest and penalties related to uncertain tax positions at December 31, 2009, 2010 and 2011, respectively.  Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2009	2010	2011

Revenue	100.0%	100.0%	100.0%
Cost of sales	18.3	17.7	18.5

Gross profit	81.7	82.3	81.5

Operating expenses:
Selling expenses	41.4	42.1	43.1
General and administrative expenses	28.4	26.1	25.0
Restructuring charges	0.8	—	—

Total operating expenses	70.6	68.2	68.1

Operating income	11.1	14.1	13.4
Other income (expense), net	(0.5)	(0.6)	(0.4)

Income before provision for income taxes	10.6	13.5	13.0
Provision for income taxes	3.8	4.6	4.2

Net income	6.8%	8.9%	8.8%

2011 Compared to 2010

Overview

Revenue in 2011 increased 13% to $1.74 billion from $1.54 billion in 2010.  Our revenue growth in 2011 was driven by sustained interest in our product portfolio, including our ageLOC anti-aging products, healthy distributor sponsoring and retention and continued growth in our emerging markets, including China, South Asia and South Korea. Over the last four years, we have successfully introduced a suite of innovative ageLOC anti-aging skin care and nutritional products, including our ageLOC Transformation anti-aging skin care system, ageLOC Edition Galvanic Spa System II, Galvanic Spa Gels with ageLOC, and ageLOC Vitality nutritional supplement. In connection with our global convention in October 2011, we introduced our ageLOC R2 anti-aging nutritional supplement system and our ageLOC Galvanic Body Spa together with our ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion. Limited offerings of ageLOC R2 and ageLOC Galvanic Body Spa with its associated products generated over $78 million and $18 million, respectively, in the fourth quarter of 2011. We currently plan to launch these products in the majority of our markets globally throughout 2012 and 2013. Foreign currency exchange fluctuations had a 6% positive impact on revenue in 2011 compared to 2010. Our executive and active distributors globally grew 17% and 7%, respectively, compared to the prior-year period.

Earnings per share in 2011 increased to $2.38, or $2.69 excluding non-cash charges of $32.8 million associated with the first quarter Japan customs ruling, discussed below under Gross Profit, compared to $2.11 in 2010 on a diluted basis. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.  The increase in earnings is largely the result of increased revenue, as discussed above, coupled with improved margins and controlled expenses.

Revenue

North Asia.  The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2010	2011	Change

Japan	$471.4	$472.5	*
South Korea	214.7	278.7	30%
North Asia total	$686.1	$751.2	9%

* Change less than 1%

Foreign currency fluctuations positively impacted revenue by 8% in this region compared to the prior-year period.

    Excluding the impact of foreign currency fluctuations, revenue in Japan decreased 9% in 2011 compared to 2010.  The March 2011 natural disasters that occurred in Japan negatively impacted our sales in this market during the year. Although this market is still in the process of recovering, we do not currently anticipate any increase in the negative impact of these natural disasters during 2012. We continue to experience some weakness in Japan, with active and executive distributor counts decreasing 8% and 6%, respectively, in Japan compared to the prior year. The direct selling industry and most direct selling companies in Japan have been in decline for several years in this challenging market.  Substantial regulatory and media scrutiny of the industry continues to negatively impact the industry and our business.  As a result of this increased scrutiny, we continue to focus on distributor compliance and have also been cautious in both our corporate and our distributor’s marketing activities.  In the first quarter of 2011, following a successful introduction in late 2010, we launched our ageLOC Vitality. We launched ageLOC R2 in Japan in January 2012 and currently plan to launch our ageLOC Galvanic Body Spa and related products in the second half of 2012. We believe that we may continue to see modest local currency revenue declines in Japan during 2012, based on continued weakness in distributor numbers and our anticipation that difficult regulatory conditions will continue throughout 2012.

South Korea posted strong year-over-year revenue growth.  This growth reflects continued strong distributor growth and interest generated by our ageLOC products including the launch of our ageLOC Edition Galvanic Spa System II and the restaging of our TRA weight management products in the first half of 2011, and the introduction of ageLOC R2 during the fourth quarter of 2011. We currently plan to launch our ageLOC R2 in South Korea in the first half of 2012 and our ageLOC Galvanic Body Spa and related products in the first quarter of 2013. Our active and executive distributor counts in South Korea increased 20% and 24%, respectively, compared to the prior year.

    Greater China.  The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2010	2011	Change

China	$91.4	$152.5	67%
Taiwan	107.1	108.9	2%
Hong Kong	69.7	80.5	15%
Greater China total	$268.2	$341.9	27%

    Foreign currency exchange rate fluctuations positively impacted revenue in the Greater China region by 5% in 2011.

    Strong revenue and sales force growth in the Greater China region, including significant growth in China, was driven by continued interest in our business opportunity and our strong product portfolio, including our ageLOC products. The region was also positively impacted by successful sales initiatives and excitement surrounding the initial introduction of ageLOC R2 and our ageLOC Galvanic Body Spa and related products in the fourth quarter of 2011. We currently plan to introduce ageLOC R2 and our ageLOC Galvanic Body Spa and related products through a second limited offer in connection with the Greater China regional convention in the second quarter of 2012. We currently plan to launch our ageLOC Galvanic Body Spa and associated products in China and Hong Kong, and our ageLOC R2 throughout the region in 2013.

    Local currency revenue in China and Hong Kong were up 59% and 16%, respectively, while Taiwan was down 5% in 2011 compared to 2010.  Hong Kong benefited from sales of our new ageLOC R2 and our ageLOC Galvanic Body Spa and related products, as most of the sales in the region during the limited offer were recorded in Hong Kong, including sales to distributors from outside Hong Kong. China reported a 50% and 77% increase in preferred customers and number of sales representatives, respectively, compared to the prior-year period. Active distributors in Taiwan remained level and executive distributors increased 15% compared to the prior-year period.  Executive and active distributors in Hong Kong were up 24% and 5%, respectively, compared to 2010.

    Americas.  The following table sets forth revenue for the Americas region (U.S. dollars in millions):

	2010	2011	Change

Americas	$250.0	$252.0	1%

   Revenue in the Americas increased slightly in 2011 compared to 2010. Successful product launches in the region in 2010 presented a difficult year-over-year comparison for 2011. The region was positively impacted by the introduction of our ageLOC R2 and our ageLOC Galvanic Body Spa and related products in the fourth quarter of 2011 at our global convention in the United States. We launched our ageLOC Galvanic Body Spa and related products in the United States and Canada in January 2012 and currently plan to launch these products in the majority of our markets in the region in 2012. Regional results also benefited from approximately $13 million of convention sales to distributors from outside the region. Excluding the impact of the non-region convention sales, revenue in the Americas would have been down 4% in 2011, compared to the prior-year. The opening of Argentina in the second quarter of 2011 contributed to 37% local currency revenue growth in Latin America, compared to the prior year. Active distributors in the region increased 3% in 2011 and executive distributors increased 1% compared to the prior-year period.

South Asia/Pacific.  The following table sets forth revenue for the South Asia/Pacific region (U.S. dollars in millions):

	2010	2011	Change

South Asia/Pacific	$182.8	$236.2	29%

Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 7% in 2011 compared to the same prior-year period. Excluding the impact of foreign currency fluctuations, revenue growth of 22% in this region was driven primarily by robust distributor growth and activity, along with continued interest in our strong product portfolio, including our ageLOC and TRA weight management products. The region was positively impacted by the introduction of our ageLOC R2 and our ageLOC Galvanic Body Spa and related products in connection with our global convention in the fourth quarter of 2011. In January 2012, we launched our ageLOC Galvanic Body Spa and associated products in the Pacific. We currently plan to launch our ageLOC R2 and ageLOC Galvanic Body Spa and associated products throughout the region in 2012. Executive distributors in the region increased 43% while active distributors increased 18% compared to the prior year. We currently anticipate that extensive flooding in Thailand during the fourth quarter of 2011 may continue to negatively impact sales and distributor activities in that market through the first half of 2012.

Europe.  The following table sets forth revenue for the Europe region (U.S. dollars in millions):

	2010	2011	Change

Europe	$150.2	$162.7	8%

Foreign currency exchange rate fluctuations positively impacted revenue in Europe by 5% in 2011 compared to the prior year.  On a local currency basis, revenue in Europe grew by 4% in 2011 compared to 2010.  However, local currency revenue in Europe decreased 6% year-over-year in the fourth quarter, primarily due to softness in our distributor numbers and difficulty obtaining regulatory approvals to introduce our ageLOC products in each of the markets in this region.  We introduced our ageLOC Galvanic Body Spa and related products in Europe in the first quarter of 2012, and currently plan to launch these products during the second quarter of 2012. We currently plan to introduce our ageLOC R2 in the majority of our markets in the region in the fourth quarter of 2012, followed by a second quarter 2013 launch.  Our active distributor count in our Europe region increased by 2% and our executive distributor count remained level when compared to 2010.

  Gross profit

Gross profit as a percentage of revenue in 2011 decreased to 81.5% compared to 82.3% in 2010.  In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of our products imported into Japan. As a result of this decision, we recorded an expense within cost of sales for the full amount of the disputed assessments in the first quarter of 2011. The charge is a non-cash item, as we were previously required to pay the assessments. We have appealed this decision and expect a decision on the appeal in 2012. Excluding this $32.8 million non-cash charge, gross profit as a percentage of revenue for 2011 was 83.4%, reflecting supply chain improvements and foreign currency benefits. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below. We anticipate that our gross profit as a percentage of revenue will be approximately 83.5% in 2012.

Selling expenses

Selling expenses increased as a percentage of revenue at 43.1% in 2011 compared to 42.1% in 2010. This increase reflects growth in the number of independent distributors qualifying for various promotional sales incentives and trips.

General and administrative expenses

General and administrative expenses decreased as a percentage of revenue to 25.0% in 2011 from 26.1% in 2010, primarily as a result of increased revenue and controlled expenses.

Other income (expense), net

Other income (expense), net was $7.0 million of expense in 2011 compared to $9.4 million of expense in 2010.  The decrease in expense is due primarily to the impact of changes in foreign currency exchange rates.  Because it is impossible to predict foreign currency fluctuations, we cannot estimate the degree to which our other income expense will be impacted in the future.  Other income (expense), net also includes approximately $4.8 million and $5.8 million in interest expense during 2011 and 2010, respectively.

Provision for income taxes

Provision for income taxes increased to $73.4 million in 2011 from $71.6 million in 2010. The effective tax rate decreased to 32.4% in 2011 from 34.5% of pre-tax income in 2010. The lower income tax rate was primarily attributable to a one-time discrete tax benefit of $7.7 million associated with the effective settlement of an IRS audit for tax years 2005 – 2008.  During the third quarter, we entered into a closing agreement with the IRS on the Extraterritorial Income Exclusion for the exportation of products outside the United States. We anticipate our tax rate will be approximately 35.5% to 36% in 2012.

Net income

As a result of the foregoing factors, net income increased to $153.3 million in 2011, or $173.8 million excluding $32.8 million (approximately $20.5 million, net of tax) in Japan customs expense, compared to $136.1 million in 2010. Net income excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

2010 Compared to 2009

Overview

Revenue in 2010 increased 15% to $1.54 billion from $1.33 billion in 2009.  Our revenue growth in 2010 was driven by the global launch of our ageLOC anti-aging products, including our ageLOC Transformation skin care system. We also introduced ageLOC Vitality, our first ageLOC nutritional product designed to address the internal sources of aging, in Japan, the United States, Canada, and certain of our markets in Europe and Latin America during the second half of 2010. Foreign currency exchange fluctuations had a 5% positive impact on revenue in 2010 compared to 2009.  Our revenue growth rates were the highest in China, South Korea and the South Asia/Pacific region. We also saw improving trends in Japan, as the rate of local currency revenue decline in that market decreased compared to the prior year.

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

Local currency revenue in Japan decreased 4% in 2010 compared to 2009.  We continued to experience some weakness in Japan, as evidenced by the declines in both our active and executive distributors. The direct selling industry and most direct selling companies in Japan have declined for several years in this challenging market.  Increased regulatory and media scrutiny of the industry continued to negatively impact the industry and our business.  As a result of this increased scrutiny, we continued to focus on distributor compliance and were also more cautious in both our corporate and our distributor’s marketing activities.  These challenges were partially offset by distributor and product initiatives, including the launch of the full ageLOC Transformation skin care system in the second quarter of 2010 and the limited offering of our ageLOC Vitality in the second half of 2010.  Local currency revenue in Japan decreased 8% year-over-year in the fourth quarter primarily due to a difficult comparison with the strong introduction of ageLOC Transformation in the fourth quarter of 2009.

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

On a local currency basis, revenue in China increased 27% in 2010 compared to 2009. China reported a 28% and 38% increase in our preferred customers and number of sales representatives, respectively, compared to the prior-year period.  Revenue and sales force growth in China were primarily the result of successful sales initiatives and excitement surrounding our ageLOC Transformation skin care system, which we introduced at the regional convention in the second quarter of 2010 and launched in China in the fourth quarter of 2010.  Strong sales of the ageLOC Edition Galvanic Spa System II also contributed to growth in this market. We continued to focus our efforts on managing our sales force to ensure compliance with our policies and local regulations in this market.

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

Americas.  The following table sets forth revenue for the Americas region (U.S. dollars in millions):

	2009	2010	Change

Americas	$260.9	$250.0	(4%)

Revenue in the United States declined 3% in 2010 compared to 2009. In the fourth quarter of 2010, U.S. revenue declined 23% compared to the same prior-year period. Approximately $17 million in sales at our global convention held in the U.S. during the fourth quarter of 2009, and the introduction of our ageLOC Transformation skin care system in connection with the global convention created a difficult comparison for the fourth quarter of 2010. Excluding the impact of $11 million of 2009 global convention sales to non-U.S. based distributors, revenue in the U.S. would have been down 5% for the fourth quarter of 2010 and up 3% for the year compared to the same prior-year periods. Our recent growth initiatives have had less of an impact on distributor productivity and active distributor growth in the U.S. than in many of our other markets. Active distributors in the U.S. decreased 4% in 2010 and executive distributors increased 1% compared to the prior-year period.

On a local currency basis, revenue decreased by 7% in Canada and by 19% in Latin America in 2010 compared to 2009, respectively.  Revenue declines in these markets were primarily a result of decreased distributor activity.

South Asia/Pacific.  The following table sets forth revenue for the South Asia/Pacific region (U.S. dollars in millions):

	2009	2010	Change

South Asia/Pacific	$120.1	$182.8	52%

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

Europe.  The following table sets forth revenue for the Europe region (U.S. dollars in millions):

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

Gross profit

Gross profit as a percentage of revenue in 2010 increased to 82.3% compared to 81.7% in 2009.  The increase was a result of strong sales of our higher margin ageLOC products, and foreign currency benefits in 2010.

Selling expenses

Selling expenses remained relatively level as a percentage of revenue at 42.1% in 2010 compared to 42.0% in 2009.

As part of our compensation plan improvements, we increased our focus on distributor recognition. Accordingly, during 2010, the costs of certain incentive trips and other rewards earned by distributors, previously recorded as general and administrative expenses, have been reclassified as selling expenses. In order to provide a meaningful comparison, we made this reclassification for both 2009 and 2010.

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

We typically generate positive cash flow from operations due to favorable margins.  We generated $224.3 million in cash from operations in 2011 compared to $187.9 million in 2010. This increase in cash generated from operations is primarily due to the increase in revenue in 2011 as well as increased profitability from our restructuring efforts.

As of December 31, 2011, working capital was $288.9 million compared to $206.1 million as of December 31, 2010.  Our working capital increased primarily due to an increase in cash and cash equivalents.  Cash and cash equivalents, including current investments, at December 31, 2011 were $290.7 million compared to $230.3 million at December 31, 2010.  The increase in cash was primarily the result of the increase in our cash generated from operations in 2011.

Capital expenditures in 2011 totaled $41.8 million, and we anticipate capital expenditures of approximately $100.0 million for 2012. This year-over-year increase reflects significant construction projects as noted below, which we currently anticipate will be completed in 2013.The capital expenditures in 2012 are primarily related to:

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

We currently have debt pursuant to various credit facilities and other borrowings.  The following table summarizes these debt arrangements as of December 31, 2011:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2011(2)	Interest Rate	Repayment terms

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$28.6 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$17.1 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.3 billion yen ($17.4 million as of December 31, 2011)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.9 billion yen ($25.3 million as of December 31, 2011)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.9 billion yen ($24.2 million as of December 31, 2011)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

2010 committed loan:
U.S. dollar denominated:	$30.0 million	$24.0 million	Variable 30 day: 1.29%	Amortizes at $1.5 million per quarter.

2004 $25.0 million revolving credit facility	N/A	None	N/A

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by our material domestic subsidiaries and by pledges of 65% of the outstanding stock of our material foreign subsidiaries. The 2010 committed loan is also secured by deeds of trust with respect to our corporate headquarters and distribution center in Provo, Utah.

(2)
The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $14.0 million of the balance of our Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and $6.0 million of our 2010 committed loan.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions.  The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the year ended December 31, 2011, we repurchased approximately 1.9 million shares of Class A common stock under this program for approximately $67.1 million. In June 2010, our board of directors authorized an increase of $150.0 million in the amount available under our ongoing stock repurchase program.  At December 31, 2011, $86.3 million was available for repurchases under the stock repurchase program.

Our board of directors declared cash dividends on our Class A common stock of $0.135 per share during the first two quarters of 2011 and of $0.16 during the last two quarters of 2011.  These quarterly cash dividends totaled approximately $36.6 million and were paid during 2011 to stockholders of record in 2011. The board of directors has approved an increased quarterly cash dividend of $0.20 per share of Class A common stock to be paid on March 14, 2012, to stockholders of record on February 24, 2012. Annually, this would increase the dividend to $0.80 from $0.59 in the prior year. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

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

Contractual Obligations and Contingencies

      The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2011 (U.S. dollars in thousands):

	Total	2012	2013-2014	2015-2016	Thereafter

Long-term debt obligations	$136,552	$28,608	$63,216	$33,628	$11,100
Operating lease obligations	63,247	16,006	26,460	19,879	902
Purchase obligations(1)	161,868	100,905	27,917	25,023	8,023
Other long-term liabilities reflected on the balance sheet(2)	—	—	—	—	—
Total	$361,667	$145,519	$117,593	$78,530	$20,025

(1)
The amounts reported under purchase obligations do not include anticipated expenditures related to ongoing construction projects at our corporate headquarters in Provo, Utah and our Greater China regional headquarters in Shanghai, China. We currently anticipate the Provo and Shanghai facilities will cost approximately $90 million and $55 million, respectively, and anticipate that both facilities will be completed in 2013.

(2)	Other long-term liabilities reflected on the balance sheet of $67.6 million primarily consisting of long-term tax related balances, in which the timing of the commitments is uncertain.

      We are currently involved in a dispute with customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products, which is separate and distinct from the dispute discussed above under Gross Profit. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 3.9 billion Japanese yen as of December 31, 2011 (approximately $50.7 million), net of any recovery of consumption taxes. Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In May 2011, we received notice that, as we had anticipated, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance’s administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. Because we believe that the higher rate determined by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. To the extent that we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely record a non-cash expense for the full amount of the disputed assessments. We anticipate that additional disputed duties will be reduced going forward as we recently began purchasing a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

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

Distributor Information

The following table provides information concerning the number of active and executive distributors as of the dates indicated.  Active distributors are those distributors and preferred customers who were resident in the countries in which we operated and purchased products for resale or personal consumption directly from us during the three months ended as of the date indicated.  Executive distributors are active distributors who have achieved required monthly personal and group sales volumes as well as sales employees and contractual sales promoters in China who have completed a qualification process.

	As of December 31, 2009		As of December 31, 2010		As of December 31, 2011
	Active	Executive	Active	Executive	Active	Executive

North Asia	319,000	14,144	329,000	14,687	338,000	15,293
Greater China	106,000	6,938	118,000	8,015	143,000	11,808
Americas	171,000	5,522	161,000	5,305	166,000	5,356
South Asia/Pacific	71,000	2,950	84,000	3,930	99,000	5,619
Europe	94,000	3,385	107,000	3,739	109,000	3,740
Total	761,000	32,939	799,000	35,676	855,000	41,816

Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2010				2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$364.1	$388.4	$383.6	$401.2	$395.8	$424.4	$428.4	$495.3
Gross profit	299.3	320.4	314.8	330.3	295.2	353.3	357.8	415.1
Operating income	46.1	59.2	52.9	58.9	24.9	66.0	67.2	75.6
Net income	31.0	32.4	35.3	37.3	15.3	41.7	46.8	49.5
Net income per share:
Basic	0.50	0.51	0.57	0.60	0.25	0.67	0.75	0.80
Diluted	0.48	0.50	0.55	0.58	0.24	0.65	0.72	0.76

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2011, and will be applied prospectively. We are currently evaluating the impact of adopting ASU 2011-04, but believe there will be no significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 as amended by ASU 2011-12, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance will be effective as of January 1, 2012 for us and is not expected to have a significant impact on our financial statements, other than presentation.

In September 2011, the FASB ratified ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows an entity the option of performing a qualitative assessment before calculating the fair value of its reporting units. If, based on the qualitative assessment, an entity concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. The new accounting standard is applicable for goodwill impairment testing performed in years beginning after December 15, 2011 and early adoption is permitted.  We do not expect this pronouncement to have a significant impact on our financial statements.

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States.  The local currency of each of our subsidiaries’ primary markets is considered the functional currency.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Japan, South Korea and China, any weakening of these currencies negatively impacts reported revenue and profits, whereas a strengthening of these currencies positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operation or financial condition. However, based on current exchange rate levels, we currently anticipate that foreign currency fluctuations will have a slightly negative impact on reported revenue in 2012.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At December 31, 2010 and 2011, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $22.2 million and $83.6 million, respectively, to hedge forecasted foreign-currency-denominated intercompany transactions. Because of our foreign exchange contracts at December 31, 2011, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2010				2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan(1)	90.6	92.0	85.7	82.6	82.3	81.5	77.7	77.3
Taiwan	31.9	31.8	31.9	30.3	29.3	28.9	29.1	30.3
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	1,142.0	1,163.2	1,182.3	1,133.5	1,119.4	1,083.0	1,083.4	1,146.3
Malaysia	3.4	3.2	3.2	3.1	3.0	3.0	3.0	3.2
Thailand	32.9	32.4	31.6	30.0	30.5	30.3	30.1	31.0
China	6.8	6.8	6.8	6.7	6.6	6.5	6.4	6.4
Singapore	1.4	1.4	1.4	1.3	1.3	1.2	1.2	1.3
Canada	1.0	1.0	1.0	1.0	1.0	1.0	1.0	1.0

(1)	As of February 1, 2012, the exchange rate of U.S. $1 into the Japanese yen was approximately 76.20

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

The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expense for the years ended December 31, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2010	2011

Revenue as reported	$1,537,259	$1,743,991

GAAP gross profit as reported	$1,264,828	$1,421,367
Japan customs expense	–	32,754
Gross profit excluding Japan customs expense	$1,264,828	$1,454,121

Gross profit as a percent of revenue as reported	82.3%	81.5%
Gross profit as a percent of revenue excluding Japan customs expense	82.3%	83.4%

The following is a reconciliation of net income and diluted earnings per share, as reported, to net income and diluted earnings per share excluding Japan customs expense for the years ended December 31, 2010 and 2011 (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2011

Net income as reported	$136,051	$153,330
Japan customs expense	–	32,754
Tax effect of Japan customs expense	–	(12,275)
Net income excluding Japan customs expense	$136,051	$173,809

Diluted earnings per share as reported	$2.11	$2.38
Diluted earnings per share, excluding Japan customs expense	$2.11	$2.69

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Currency Risk and Exchange Rate Information” and Note 17 to the Consolidated Financial Statements.

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

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2010	2011
ASSETS
Current assets
Cash and cash equivalents	$230,337	$272,974
Current investments	─	17,727
Accounts receivable	25,701	31,615
Inventories, net	114,475	112,111
Prepaid expenses and other	52,013	95,660
	422,526	530,087

Property and equipment, net	133,722	149,505
Goodwill	112,446	112,446
Other intangible assets, net	78,270	83,333
Other assets	145,260	115,585
Total assets	$892,224	$990,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,480	$32,181
Accrued expenses	146,108	180,382
Current portion of long-term debt	27,865	28,608
Related party payable	16,995	─
	216,448	241,171

Long-term debt	133,013	107,944
Other liabilities	71,514	67,605
Total liabilities	420,975	416,720

Commitments and contingencies (Notes 10 and 21)

Stockholders’ equity
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	256,505	292,240
Treasury stock, at cost – 28.5 and 28.3 million shares	(476,748)	(522,162)
Accumulated other comprehensive loss	(58,539)	(62,565)
Retained earnings	749,940	866,632
	471,249	574,236
Total liabilities and stockholders’ equity	$892,224	$990,956

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2009	2010	2011

Revenue	$1,331,058	$1,537,259	$1,743,991
Cost of sales	243,648	272,431	322,624

Gross profit	1,087,410	1,264,828	1,421,367

Operating expenses:
Selling expenses	559,605	646,348	751,448
General and administrative expenses	369,368	401,418	436,177
Restructuring charges	10,724	—	—

Total operating expenses	939,697	1,047,766	1,187,625

Operating income	147,713	217,062	233,742
Other income (expense), net (Note 25)	(6,589)	(9,449)	(6,973)

Income before provision for income taxes	141,124	207,613	226,769
Provision for income taxes	51,279	71,562	73,439

Net income	$89,845	$136,051	$153,330

Net income per share:
Basic	$1.42	$2.18	$2.47
Diluted	$1.40	$2.11	$2.38

Weighted-average common shares outstanding (000s):
Basic	63,333	62,370	62,066
Diluted	64,296	64,547	64,546

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2009	$91	$218,928	$(417,017)	$(70,061)	$584,239	$316,180

Comprehensive income:
Net income	—	—	—	—	89,845	89,845
Foreign currency translation adjustment	—	—	—	1,830	—	1,830
Net unrealized gains on foreign currency cash flow hedges	—	—	—	97	—	97
Total comprehensive income						91,772
Repurchase of Class A common stock (Note 11)	—	—	(21,144)	—	—	(21,144)
Exercise of employee stock options (0.6 million shares)/vesting of stock awards	—	1,633	4,594	—	—	6,227
Excess tax benefit from equity awards	—	1,669	—	—	—	1,669
Stock-based compensation	—	9,989	—	—	—	9,989
Cash dividends	—	—	—	—	(29,006)	(29,006)
Balance at December 31, 2009	91	232,219	(433,567)	(68,134)	645,078	375,687

Comprehensive income:
Net income	—	—	—	—	136,051	136,051
Foreign currency translation adjustment	—	—	—	9,661	—	9,661
Net unrealized gains on foreign currency cash flow hedges	—	—	—	60	—	60
Less: reclassification adjustment for realized gains in current earnings	—	—	—	(126)	—	(126)
Total comprehensive income						145,646
Repurchase of Class A common stock (Note 11)	—	—	(58,516)	—	—	(58,516)
Reclassification of treasury shares held by subsidiary	—	3,122	(3,122)	—	—	—
Exercise of employee stock options (1.5 million shares)/vesting of stock awards	—	2,724	18,457	—	—	21,181
Excess tax benefit from equity awards	—	7,605	—	—	—	7,605
Stock-based compensation	—	10,835	—	—	—	10,835
Cash dividends	—	—	—	—	(31,189)	(31,189)
Balance at December 31, 2010	91	256,505	(476,748)	(58,539)	749,940	471,249

Comprehensive income:
Net income	—	—	—	—	153,330	153,330
Foreign currency translation adjustment	—	—	—	(2,985)	—	(2,985)
Net unrealized losses on foreign currency cash flow hedges	—	—	—	(1,954)	—	(1,954)
Less: reclassification adjustment for realized gains in current earnings	—	—	—	913	—	913
Total comprehensive income						149,304
Repurchase of Class A common stock (Note 11)	—	—	(67,149)	—	—	(67,149)
Exercise of employee stock options (2.1 million shares)/vesting of stock awards	—	7,978	21,735	—	—	29,713
Excess tax benefit from equity awards	—	12,657	—	—	—	12,657
Stock-based compensation	—	15,100	—	—	—	15,100
Cash dividends	—	—	—	—	(36,638)	(36,638)
Balance at December 31, 2011	$91	$292,240	$(522,162)	$(62,565)	$866,632	$574,236

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income	$89,845	$136,051	$153,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,557	29,616	32,850
Japan customs expense	—	—	32,754
Foreign currency (gains)/losses	(1,966)	3,681	4,162
Stock-based compensation	9,989	10,835	15,450
Deferred taxes	12,350	(13,735)	108
Changes in operating assets and liabilities:
Accounts receivable	(7,043)	(6,649)	(5,890)
Inventories, net	9,740	(4,293)	2,415
Prepaid expenses and other	(3,850)	3,854	(4,690)
Other assets	(18,690)	(1,631)	(16,809)
Accounts payable	3,602	(568)	6,077
Accrued expenses	8,598	13,777	1,624
Other liabilities	2,812	16,945	2,934

Net cash provided by operating activities	133,944	187,883	224,315

Cash flows from investing activities:
Purchase of property and equipment	(20,215)	(53,783)	(41,809)
Proceeds on investment sales	—	—	6,634
Purchases of investments	—	—	(24,361)
Acquisition of LifeGen (Note 22)	—	—	(11,663)

Net cash used in investing activities	(20,215)	(53,783)	(71,199)

Cash flows from financing activities:
Payment of cash dividends	(29,006)	(31,189)	(36,638)
Repurchase of shares of common stock	(21,144)	(58,516)	(67,149)
Exercise of distributor and employee stock options	6,227	21,181	29,713
Income tax benefit of options exercised	1,101	6,908	12,059
Payments on long-term debt	(30,188)	(37,401)	(28,001)
Related party payment	—	—	(16,995)
Proceeds from long-term debt	—	30,000	—

Net cash used in financing activities	(73,010)	(69,017)	(107,011)

Effect of exchange rate changes on cash	2,740	7,209	(3,468)

Net increase in cash and cash equivalents	43,459	72,292	42,637

Cash and cash equivalents, beginning of period	114,586	158,045	230,337

Cash and cash equivalents, end of period	$158,045	$230,337	$272,974

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.           The Company

    Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services.  The Company reports revenue from five geographic regions:  North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; Americas, which consists of the United States, Canada and Latin America; South Asia/Pacific, which consists of Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, the Philippines, Singapore and Thailand; and Europe, which consists of several markets in Europe as well as Israel, Russia and South Africa (the Company’s subsidiaries operating in these countries are collectively referred to as the “Subsidiaries”).

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

Inventories

    Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method.  The Company had reserves for obsolete inventory totaling $10.5 million and $7.1 million as of December 31, 2010 and 2011, respectively.

    Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2010	2011

Raw materials	$31,497	$24,668
Finished goods	82,978	87,443
	$114,475	$112,111

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

Revenue recognition

    Revenue is recognized when products are shipped, which is when title and risk of loss pass to independent distributors and preferred customers who are the Company’s customers.  A reserve for product returns is accrued based on historical experience totaling $3.3 million and $5.2 million as of December 31, 2010 and 2011, respectively.  During the years ended December 31, 2009, 2010 and 2011, the Company recorded sales returns of $44.8 million, $55.4 million and $56.5 million, respectively. The Company generally requires cash or credit card payment at the point of sale.  Accounts receivable generally represents amounts due from credit card companies and are generally collected within a few days of the purchase.  As such, the Company has determined that no allowance for doubtful accounts is necessary.  Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue.  The global compensation plan for the Company’s distributors generally does not provide rebates or selling discounts to distributors who purchase its products and services.  The Company classifies selling discounts and rebates, if any, as a reduction of revenue at the time the sale is recorded.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Advertising expenses

    Advertising costs are expensed as incurred.  Advertising expense incurred for the years ended December 31, 2009, 2010 and 2011 totaled approximately $2.0 million, $2.1 million and $2.3 million, respectively.

Selling expenses

    Selling expenses are the Company’s most significant expense and are classified as operating expenses.  Selling expenses include distributor commissions as well as wages, benefits, bonuses and other labor and unemployment expenses the Company pays to its sales force in China.  The Company pays monthly commissions to several levels of distributors on each product sale based upon a distributor’s personal and group product volumes, as well as the group product volumes of up to six levels of executive distributors in such distributor’s downline sales organization.  The Company does not pay commissions on sales materials.

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

    The Company’s research and development activities are conducted primarily through its Pharmanex division.  Research and development costs are included in general and administrative expenses in the accompanying consolidated statements of income and are expensed as incurred and totaled $10.4 million, $12.4 million and $13.6 million  in 2009, 2010 and 2011, respectively.

Deferred tax assets and liabilities

    The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of December 31, 2011, the Company has net deferred tax assets of $51.4 million.   The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Uncertain Tax Positions

    The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  During the third quarter, the Company entered into a closing agreement with the United States Internal Revenue Service (the “IRS”) for all adjustments for the 2005 through 2008 tax years.  With a few exceptions, the Company is no longer subject to U.S., federal, state and local income tax examination by tax authorities for the years before 2005.  In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2012 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.  In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2005.  Along with the IRS examination, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

Gross Balance at January 1, 2009	$30,915
Increases related to prior year tax positions	2
Increases related to current year tax positions	3,618
Settlements	(946)
Decreases due to lapse of statutes of limitations	(4,858)
Currency adjustments	(456)
Gross Balance at December 31, 2009	$28,275

Gross Balance at January 1, 2010	$28,275
Decreases related to prior year tax positions	(1,206)
Increases related to current year tax positions	2,236
Settlements	─
Decreases due to lapse of statutes of limitations	(15,395)
Currency adjustments	911
Gross Balance at December 31, 2010	$14,821

Gross Balance at January 1, 2011	$14,821
Decreases related to prior year tax positions	(7,138)
Increases related to current year tax positions	1,415
Settlements	(499)
Decreases due to lapse of statutes of limitations	(1,255)
Currency adjustments	43
Gross Balance at December 31, 2011	$7,387

    At December 31, 2011, the Company had $7.4 million in unrecognized tax benefits of which $3.1 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2010, the Company had $14.8 million in unrecognized tax benefits of which $2.4 million, if recognized, would affect the effective tax rate.  The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $0 to $2 million.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    During each of the years ended December 31, 2009, 2010 and 2011, the Company recognized approximately $0.1 million, ($1.7) million and ($0.8) million, respectively in interest and penalties expenses/(benefits).  The Company had approximately $3.3 million, $1.6 million and $0.8 million of accrued interest and penalties related to uncertain tax positions at December 31, 2009, 2010 and 2011, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

    Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 11).

Foreign currency translation

    A significant portion of the Company’s business operations occurs outside the United States.  The local currency of each of the Company’s Subsidiaries is considered its functional currency.  All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates.  The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in other income and expense in the consolidated financial statements. Net of tax the accumulated other comprehensive income related to the foreign currency translation adjustments are $68.2 million, $58.5 million and $61.5 million at December 31, 2009, 2010 and 2011, respectively.

Fair value of financial instruments

    The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments.  The Company’s current investments as of December 31, 2011 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity.  The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2010 and 2011, the long-term debt fair value is $169.4 million and $145.0 million, respectively. Fair value estimates are made at a specific point in time, based on relevant market information.

    The FASB Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents.  Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs have created the following fair-value hierarchy:

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

   The total compensation expense related to equity compensation plans was approximately $10.0 million, $10.8 million and $15.5 million for the years ended December 31, 2009, 2010 and 2011. For the years ended December 31, 2009, 2010 and 2011, all stock-based compensation expense was recorded within general and administrative expenses.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    The Company hedges its exposure to future cash flows from forecasted transactions over a maximum period of 24 months.  Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting treatment.  Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the results of operations currently.  In the event that an anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the derivative in its results of operations currently.

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

    In June 2011, the FASB issued ASU 2011-05 as amended by ASU 2011-12, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance will be effective as of January 1, 2012 for the Company and is not expected to have a significant impact on its financial statements, other than presentation.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

3.           Related Party Transactions

    The Company leased corporate office and warehouse space from two entities that are owned by certain officers and directors of the Company.  Total lease payments to these two affiliated entities were $3.9 million, $3.6 million and none for the years ended December 31, 2009, 2010 and 2011.  On December 30, 2010, the Company purchased the corporate office and warehouse space from these two affiliated entities for approximately $33.0 million.  Approximately $16.0 million was paid in cash and the remaining $17.0 million (see related party payable on the consolidated balance sheet) was paid in January 2011.

4.           Prepaid Expenses and Other

    Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2010	2011

Deferred tax assets	$26,094	$32,867
Prepaid income taxes	─	30,223
Prepaid inventory	7,799	12,232
Prepaid rent and insurance	4,005	4,001
Prepaid other taxes and duties	2,727	2,406
Deposits	5,320	4,240
Other	6,068	9,691
	$52,013	$95,660

5.           Property and Equipment

    Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2010	2011

Land	$16,480	$19,561
Buildings	34,293	41,495
Construction in progress	8,070	14,286
Furniture and fixtures	46,799	48,071
Computers and equipment	87,653	92,336
Leasehold improvements	55,526	60,120
Scanners	18,803	15,741
Vehicles	2,222	2,153
	269,846	293,763
Less: accumulated depreciation	(136,124)	(144,258)
	$133,722	$149,505

    Depreciation of property and equipment totaled $21.8 million, $22.7 million and $25.7 million for the years ended December 31, 2009, 2010 and 2011.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

6.           Goodwill and Other Intangible Assets

    Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2010	2011

Goodwill	$112,446	$112,446
Trademarks and trade names	24,599	24,599
	$137,045	$137,045

	December 31, 2010		December 31, 2011
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$46,482	$18,423	$46,482	$21,457	18 years
Developed technology	22,500	13,436	22,500	14,261	20 years
Distributor network	11,598	8,587	11,598	9,089	15 years
Trademarks	13,323	9,524	13,401	10,214	15 years
Other	32,989	23,251	46,652	26,878	8 years
	$126,892	$73,221	$140,633	$81,899	15 years

    Amortization of finite-life intangible assets totaled $6.8 million, $6.9 million and $7.1 million for the years ended December 31, 2009, 2010 and 2011, respectively.  Annual estimated amortization expense is expected to approximate $6.0 million for each of the five succeeding fiscal years.

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

7.           Other Assets

    Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2010	2011

Deferred taxes	$45,027	$29,661
Deposits for noncancelable operating leases	14,261	15,559
Deposit for customs assessment (Note 21)	65,255	50,719
Other	20,717	19,646
	$145,260	$115,585

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8.           Accrued Expenses

    Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2010	2011

Accrued commissions and other payments to distributors	$66,335	$68,925
Other taxes payable	15,948	12,628
Accrued payroll and payroll taxes	13,063	18,039
Accrued payable to vendors	9,744	12,752
Deferred revenue	2,730	22,007
Other accrued employee expenses	19,704	18,588
Other	18,584	27,443
	$146,108	$180,382

9.           Long-Term Debt

    The following tables summarize the Company’s long-term debt arrangements as of December 31, 2011:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2010	Balance as of December 31, 2011(2)	Interest Rate	Repayment terms

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$34.3 million	$28.6 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$20.0 million	$17.1 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.8 billion yen ($22.0 million as of December 31, 2010)	1.3 billion yen ($17.4 million as of December 31, 2011)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	2.3 billion yen ($27.9 million as of December 31, 2010)	1.9 billion yen ($25.3 million as of December 31, 2011)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	2.2 billion yen ($26.7 million as of December 31, 2010)	1.9 billion yen ($24.2 million as of December 31, 2011)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

2010 committed loan:
U.S. dollar denominated:	$30.0 million	$30.0 million	$24.0 million	Variable 30 day: 1.29%	Amortizes at $1.5 million per quarter.

2004 $25.0 million revolving credit facility	N/A	None	None	N/A

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	None	N/A

(1)
Each of the credit facilities and arrangements listed in the table are secured by guarantees issued by the Company's domestic subsidiaries and by pledges of 65% of the outstanding stock of its material foreign subsidiaries.  The 2010 committed loan is also secured by deeds of trust with respect to the Company’s corporate headquarters and distribution center in Provo, Utah.

(2)
The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) includes $14.0 million of the balance of its Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility, $8.6 million of the balance on its U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and $6.0 million of its 2010 committed loan.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    Interest expense relating to debt totaled $6.9 million, $5.8 million and $4.8 million for the years ended December 31, 2009, 2010 and 2011, respectively.

    The notes and shelf facility contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type, including a requirement to maintain a minimum cash balance of $65.0 million.  As of December 31, 2011, the Company is in compliance with all financial covenants under the notes and shelf facility.

    Maturities of all long-term debt at December 31, 2011, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2012	$28,608
2013	40,608
2014	22,608
2015	16,814
2016	16,814
Thereafter	11,100
Total	$136,552

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10.           Lease Obligations

    The Company leases office space and computer hardware under noncancelable long-term operating leases.  Most leases include renewal options of at least three years.  Minimum future operating lease obligations at December 31, 2011 are as follows (U.S. dollars in thousands):

Year Ending December 31,

2012	$16,006
2013	14,548
2014	11,912
2015	10,339
2016	9,540
Thereafter	902
Total	$63,247

    Rental expense for operating leases totaled $33.8 million, $28.8 million and $25.8 million for the years ended December 31, 2009, 2010 and 2011, respectively.

11.                                Capital Stock

    The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share, and 100 million shares of Class B common stock, par value $.001 per share.  The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company’s Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder.  All outstanding Class B shares have been converted to Class A shares.  As of December 31, 2011 and 2010, there were no preferred or Class B common shares outstanding.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Weighted-average common shares outstanding

    The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2009	2010	2011

Basic weighted-average common shares outstanding	63,333	62,370	62,066
Effect of dilutive securities: Stock awards and options	963	2,177	2,480
Diluted weighted-average common shares outstanding	64,296	64,547	64,546

    For the years ended December 31, 2009, 2010 and 2011, other stock options totaling 4.8 million, 0.4 million and none, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Repurchases of common stock

    The board of directors has approved a stock repurchase program authorizing the Company to repurchase the Company’s outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from the Company’s equity incentive plans and for strategic initiatives. During the years ended December 31, 2009, 2010 and 2011, the Company repurchased approximately 1.2 million, 2.2 million and 1.9 million shares of Class A common stock for an aggregate price of approximately $21.1 million, $58.5 million and $67.1 million, respectively. Between August 1998 and December 31, 2011, the Company repurchased a total of approximately 23.7 million shares of Class A common stock under this program for an aggregate price of approximately $398.4 million. In June 2010, the Company’s board of directors authorized an increase of $150.0 million in the amount available under the Company’s ongoing stock repurchase program.  At December 31, 2011, $86.3 million was available for repurchases under the stock repurchase program.

12.           Stock–Based Compensation

    At December 31, 2011, the Company had the following stock-based employee compensation plans:

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    In April 2010, the Company’s Board of Directors approved the Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (the “2010 Omnibus Incentive Plan”).  This plan was approved by the Company’s stockholders at the Company’s 2010 Annual Meeting of Stockholders held in May of 2010.  The 2010 Omnibus Incentive Plan provides for granting of a variety of equity based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share based awards, performance cash, performance shares and performance units to executives, other employees, independent consultants and directors of the Company and its subsidiaries.  Options granted under the 2010 Omnibus Incentive Plan are generally non-qualified stock options, but the 2010 Omnibus Incentive Plan permits some stock options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the stock option grant date.  The contractual term of a stock option granted under the 2010 Omnibus Incentive Plan is seven years.  Currently, all shares issued upon the exercise of stock options are from the Company’s treasury shares.  Seven million shares, subject to certain adjustments, were authorized for issuance under the 2010 Omnibus Incentive Plan.

    The Company has traditionally granted time-vested options.  However, the Company has made several performance based grants over the last four years.  The following is a summary of the terms of the two most significant grants of performance awards.  The compensation committee of the board of directors approved the grant of performance stock options to certain senior level executives in the fourth quarter of 2007 under the 2006 Stock Incentive Plan. Vesting for the options is performance based, with the options vesting in two installments if the Company’s earnings per share equal or exceed the two established performance levels, measured in terms of diluted earnings per share. Fifty percent of the options vest upon earnings per share meeting or exceeding the first performance level and fifty percent of the options vest upon earnings per share meeting or exceeding the second performance level. Both of the performance levels were met prior to December 31, 2010 for these performance stock options, which resulted in cumulative compensation expense of $8.3 million.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2009	2010	2011

Weighted average grant date fair value of grants	$2.84	$8.61	$9.98
Risk-free interest rate(1)	2.3%	1.8%	1.8%
Dividend yield(2)	3.2%	2.6%	2.6%
Expected volatility(3)	40.7%	37.8%	38.4%
Expected life in months(4)	69 months	69 months	63 months

(1)	The risk-free interest rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.

(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.

(3)	Expected volatility is based on the historical volatility of our stock price, over a period similar to the expected life of the option.

(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    Options under the plans as of December 31, 2011 and changes during the year ended December 31, 2011 were as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options activity – service based
Outstanding at December 31, 2010	4,483.9	$15.82
Granted	187.5	36.10
Exercised	(1,149.2)	16.57
Forfeited/cancelled/expired	(16.7)	12.32
Outstanding at December 31, 2011	3,505.5	16.68	3.65	$111,793
Exercisable at December 31, 2011	2,311.4	17.02	3.10	72,930

Options activity – performance based
Outstanding at December 31, 2010	3,586.5	$24.90
Granted	57.5	31.92
Exercised	(790.0)	17.14
Forfeited/cancelled/expired	(100.0)	23.72
Outstanding at December 31, 2011	2,754.0	27.32	5.20	$58,532
Exercisable at December 31, 2011	639.4	17.25	3.01	20,027

Options activity – all options
Outstanding at December 31, 2010	8,070.4	$19.86
Granted	245.0	35.12
Exercised	(1,939.2)	16.80
Forfeited/cancelled/expired	(116.7)	22.09
Outstanding at December 31, 2011	6,259.5	21.36	4.33	$170,325
Exercisable at December 31, 2011	2,950.8	17.07	3.09	92,957

    The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.  This amount varies based on the fair market value of the Company’s stock.  The total fair value of options vested and expensed was $5.2 million, net of tax, for the year ended December 31, 2011.

    Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2009, 2010 and 2011, were as follows (in millions):

	December 31,
	2009	2010	2011

Cash proceeds from stock options exercised	$6.2	$21.2	$29.7
Tax benefit realized for stock options exercised	2.9	10.3	17.4
Intrinsic value of stock options exercised	8.2	25.4	61.6

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    Nonvested restricted stock awards as of December 31, 2011 and changes during the year ended December 31, 2011 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value

Nonvested at December 31, 2010	530.3	$22.88

Granted	334.0	32.10
Vested	(185.5)	21.49
Forfeited	(15.1)	25.89

Nonvested at December 31, 2011	663.7	27.84

    As of December 31, 2011, there was $11.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.5 years.  As of December 31, 2011, there was $16.3 million of unrecognized stock-based compensation expense related to nonvested stock option awards.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

13.           Fair Value

    Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

    The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2011 (U.S. dollars in thousands):

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents	$41,101	$ ─	$ ─	$41,101
Forward contracts	─	45	─	45
Insurance company contracts	─	─	12,967	12,967
Total	$41,101	$45	$12,967	$54.113

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents	$15,733	$ ─	$ ─	$15,733
Forward contracts	─	(1,580)	─	(1,580)
Insurance company contracts	─	─	14,925	14,925
Total	$15,733	$(1,580)	$14,925	$29,078

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

    Cash equivalents: Cash equivalents primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents as Level I.

    Forward contracts:  To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and practical.  These forward contracts are valued using standard valuation formulas with assumptions about foreign currency exchange rates derived from existing exchange rates.

    Insurance Company Contracts: ASC 820 preserves practicability exceptions to fair value measurements provided by other applicable GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its insurance company contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust as disclosed in Note 16 “Executive Deferred Compensation Plan”.

    The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in thousands):

Insurance Company Contracts

Beginning balance at December 31, 2009	$10,574
Actual return on plan assets:
Relating to assets still held at the reporting date	1,090
Purchases and issuances	2,197
Sales and settlements	(894)
Transfers into Level III	─
Ending balance at December 31, 2010	$12,967
Actual return on plan assets:
Relating to assets still held at the reporting date	(365)
Purchases and issuances	2,883
Sales and settlements	(560)
Transfers into Level III	─
Ending balance at December 31, 2011	$14,925

14.           Income Taxes

    Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2009, 2010 and 2011 (U.S. dollars in thousands):

	2009	2010	2011

U.S.	$71,338	$141,069	$142,929
Foreign	69,786	66,544	83,840
Total	$141,124	$207,613	$226,769

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    The provision for current and deferred taxes for the years ended December 31, 2009, 2010 and 2011 consists of the following (U.S. dollars in thousands):

	2009	2010	2011
Current
Federal	$9,409	$45,761	$14,723
State	1,690	3,825	2,245
Foreign	27,784	27,450	56,973
	38,883	77,036	73,941
Deferred
Federal	14,266	(2,558)	17,756
State	937	212	582
Foreign	(2,807)	(3,128)	(18,840)
	12,396	(5,474)	(502)
Provision for income taxes	$51,279	$71,562	$73,439

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2010	2011
Deferred tax assets:
Inventory differences	$5,572	$3,796
Foreign tax credit and other foreign benefits	25,408	25,149
Stock-based compensation	9,632	9,674
Accrued expenses not deductible until paid	28,325	37,992
Foreign currency exchange	17,727	16,927
Net operating losses	12,481	11,656
Capitalized research and development	18,295	14,746
Asian marketing rights	483	─
Other	7,023	568
Gross deferred tax assets	124,946	120,508
Deferred tax liabilities:
Exchange gains and losses	4,763	3,300
Pharmanex intangibles step-up	12,923	12,179
Amortization of intangibles	10,193	14,457
Foreign outside basis in controlled foreign corporation	10,683	16,081
Prepaid expenses	11,239	─
Other	3,921	11,431
Gross deferred tax liabilities	53,722	57,448
Valuation allowance	(11,351)	(11,611)
Deferred taxes, net	$59,873	$51,449

    At December 31, 2011, the Company had foreign operating loss carryforwards of approximately $51.3 million for tax purposes, which will be available to offset future taxable income.  If not used, $16.1 million of carryforwards will expire between 2012 and 2021, while $35.2 million do not expire. A valuation allowance of approximately $44.6 million has been placed on these foreign operating loss carryforwards.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2010	2011

Net current deferred tax assets	$26,094	$32,867
Net noncurrent deferred tax assets	45,027	29,661
Total net deferred tax assets	71,121	62,528

Net current deferred tax liabilities	8	7
Net noncurrent deferred tax liabilities	11,240	11,072
Total net deferred tax liabilities	11,248	11,079
Deferred taxes, net	$59,873	$51,449

    The Company is subject to regular audits by federal, state and foreign tax authorities.  These audits may result in proposed assessments that may result in additional tax liabilities.

    The actual tax rate for the years ended December 31, 2009, 2010 and 2011 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2009	2010	2011

Income taxes at statutory rate	35.00%	35.00%	35.00%
Non-deductible expenses	.24	.10	.16
Extraterritorial income tax credit	.00	.00	(3.39)
Other	1.10	(.63)	.62
	36.34%	34.47%	32.39%

    The decrease in the effective tax rate in 2011 compared to 2010 was primarily attributable to a one-time discrete tax benefit of $7.7 million associated with the effective settlement of an IRS audit for tax years 2005 – 2008.  During the third quarter, we entered into a closing agreement with the IRS on the Extraterritorial Income Exclusion for the exportation of products outside the United States.

15.           Employee Benefit Plan

    The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2009, 2010, and 2011 the Company matched employees’ base pay up to 3.5%, 4% and 4%, respectively.  The Company’s matching contributions cliff vest after two years of service. The Company recorded compensation expense of $1.7 million, $2.1 million and $2.3 million for the years ended December 31, 2009, 2010 and 2011, respectively, related to its contributions to the plan. The Company may make an additional discretionary contributions to the plan of up to 10% of employees' base pay.  The Company's discretionary contributions vest 20% per year for an employee's first five years of service. For the year ended December 31, 2011, the first year of this “retire ready” contribution, the Company currently plans to make additional discretionary contributions of approximately $2.0 million.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $5.9 million, $7.4 million and $8.4 million as of December 31, 2009, 2010 and 2011, respectively. Although Nu Skin Japan has not specifically funded this obligation, as it is not required to do so, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.6 million, $1.1 million and $0.9 million for the years ended December 31, 2009, 2010 and 2011, respectively.

16.           Executive Deferred Compensation Plan

    The Company has an executive deferred compensation plan for select management personnel.  Under this plan, the Company may make a contribution of up to 10% of a participant’s salary.  In addition, each participant has the option to defer a portion of their compensation up to a maximum of 80% of their base salary and 100% of their bonuses.  Participant contributions are immediately vested.  Company contributions vest 50% after ten years of service and 5% each year of service thereafter. In addition, any unvested company contributions will fully vest on the earlier of:  (a) the participant attaining 60 years of age; and (b) death or disability.

    The Company recorded compensation expense of $1.1 million, $3.4 million and $1.7 million for the years ended December 31, 2009, 2010 and 2011, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $15.0 million and $17.3 million for the years ended December 31, 2010 and 2011, respectively, related to its contributions to the plan and is included in other long-term liabilities.

    All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a “rabbi trust” for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company’s consolidated balance sheet of $13.0 million and $14.9 million for the years ended December 31, 2010 and 2011, respectively.

17.           Derivative Financial Instruments

    At December 31, 2010 and 2011, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $22.2 million and $83.6 million, respectively, to hedge forecasted foreign-currency-denominated intercompany transactions.

    The contracts held at December 31, 2011 have maturities through May 2013, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 17 months.  There were no pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings for the years ended December 31, 2009.  There were $0.1 million of pre-tax net gains and $1.4 million of pre-tax net losses on foreign currency cash flow hedges recorded in current earnings for years ended December 31, 2010 and 2011, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

18.           Supplemental Cash Flow Information

    Cash paid for interest totaled $7.0 million, $6.2 million and $5.2 million for the years ended December 31, 2009, 2010 and 2011, respectively. Cash paid for income taxes totaled $36.8 million, $61.2 million and $75.6 million for the years ended December 31, 2009, 2010 and 2011, respectively. There was a non-cash item for the year ended December 31, 2010, as described in Note 3 to the consolidated financial statements pertaining to the related party purchase of corporate office and warehouse space.

19.           Segment Information

    The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China.  In Mainland China, the Company utilizes an employed sales force, contractual sales promoters and direct sellers to sell its products through fixed retail locations.  Selling expenses are the Company’s largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its sales force in Mainland China.  The Company manages its business primarily by managing its global sales force.  The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does report revenue in five geographic regions: North Asia, Greater China, Americas, South Asia/Pacific and Europe.

    Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2009	2010	2011

North Asia	$606,113	$686,073	$751,165
Greater China	210,379	268,171	341,919
Americas	260,865	250,008	251,984
South Asia/Pacific	120,123	182,796	236,212
Europe	133,578	150,211	162,711
Total	$1,331,058	$1,537,259	$1,743,991

    Revenue generated by each of the Company’s product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2009	2010	2011

Nu Skin	$752,681	$913,819	$964,130
Pharmanex	565,592	612,209	770,192
Other	12,785	11,231	9,669
Total	$1,331,058	$1,537,259	$1,743,991

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

    Additional information as to the Company’s operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2009	2010	2011

Japan	$461,914	$471,425	$472,519
South Korea	144,199	214,648	278,646
United States	218,557	212,070	211,788
Mainland China	71,086	91,352	152,538
Europe	111,862	124,497	140,497
Taiwan	91,727	107,133	108,857
Hong Kong	47,566	69,686	80,524

	December 31,
Long-lived assets:	2010	2011

Japan	$12,473	$14,113
South Korea	9,396	11,451
United States	84,829	98,205
Europe	2,697	1,966
Mainland China	11,646	15,135
Taiwan	2,200	1,556
Hong Kong	1,561	1,030

20.           Restructuring Charges

    During 2009, the Company recorded restructuring charges of $10.7 million, related to restructuring of its Japan operations, including an approximate 30% headcount reduction as well as facility relocations and closures.  $7.4 million related to severance payments to terminated employees and $3.3 million of these charges related to facility relocation or closing costs.  The majority of these severance charges were related to a voluntary employment reduction program.  The restructuring charges for facility relocation or closing costs related to costs incurred during 2009 for leases terminated in that period.

21.           Commitments and Contingencies

    The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company’s direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities.  Any assertions or determination that either the Company or the Company’s distributors is not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company’s operations.  In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations.  Although management believes that the Company is in compliance in all material respects with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.  The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters.  Except as noted below, in the opinion of the Company’s management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

    In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of the Company’s products imported into Japan during the period of October 2002 through June 2005.  As a result of this decision, the Company recorded an expense for the full amount of the disputed assessments in the first quarter of 2011. The charge was a non-cash item, as the Company was previously required to pay the assessments. The Companycurrently anticipates that this appeal will be decided in 2012.

    The Company is currently involved in a separate dispute with customs authorities in Japan with respect to duty assessments on several of the Company’s Pharmanex nutritional products. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company’s import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 3.9 billion Japanese yen as of December 31, 2011 (approximately $50.7 million), net of any recovery of consumption taxes. Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company’s review of the assessments and after consulting with the Company’s legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with Yokohama Customs, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In May 2011, the Company received notice that, as anticipated, the Ministry of Finance in Japan denied the Company’s administrative appeal. The Company disagrees with the Ministry of Finance’s administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently being required to post a bond or make a deposit equal to the difference between the Company’s declared duties and the amount the customs authorities have determined the Company should be paying on all current imports. Because the Company believes that the higher rate determined by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid or held in bond, the Company will likely be required to record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be reduced going forward as the Company recently began purchasing a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

22.           LifeGen Acquistion

    On December 13, 2011, a subsidiary of the Company, entered into an asset purchase agreement with LifeGen Technologies, LLC (“LifeGen”), to acquire substantially all of the assets of LifeGen, a genomics company based in Madison, Wisconsin for approximately $11.7 million in cash.  The closing of the purchase occurred simultaneously when the parties entered into the asset purchase agreement.  The purchase resulted in the transfer of substantially all of the assets of LifeGen to the Company, including LifeGen’s proprietary tissue bank and gene expression database, patents and other intellectual property related to anti-aging gene research.  The Company has allocated the purchase price primarily to the patents and will amortize the purchase price over the remaining life of the patents, which was approximately 17 years.

23.           Dividends per Share

    Quarterly cash dividends for the years ended December 31, 2010 and 2011 totaled $31.2 million and $36.6 million or $0.125 per share in 2010 and $0.135 per share in the first two quarters of 2011 and 0.16 per share in the last two quarters of 2011. The board of directors has declared a quarterly cash dividend of $0.20 per share for all classes of common stock to be paid on March 14, 2012 to stockholders of record on February 24, 2012.

24.           Quarterly Results

    The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2010				2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$364.1	$388.4	$383.6	$401.2	$395.8	$424.4	$428.4	$495.3
Gross profit	299.3	320.4	314.8	330.3	295.2	353.3	357.8	415.1
Operating income	46.1	59.2	52.9	58.9	24.9	66.0	67.2	75.6
Net income	31.0	32.4	35.3	37.3	15.3	41.7	46.8	49.5
Net income per share:
Basic	0.50	0.51	0.57	0.60	0.25	0.67	0.75	0.80
Diluted	0.48	0.50	0.55	0.58	0.24	0.65	0.72	0.76

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

25.           Other income (expense), net

    Other income (expense), net was $6.6 million, $9.4 million and $7.0 million of expense in 2009, 2010 and 2011, respectively.  The Company recorded foreign currency transaction losses with respect to its intercompany receivables and payables with certain of its international affiliates, including markets that are newly opened or have remained in a loss position since inception. Generally, foreign currency transaction losses with these affiliates would be offset by gains related to the foreign currency transactions of the Company’s yen-based bank debt.  Other income (expense), net also includes approximately $6.9 million, $5.8 million and $4.8 million in interest expense during 2009, 2010 and 2011, respectively.  It is impossible to predict foreign currency fluctuations.  The Company cannot estimate the degree to which its operations will be impacted in the future, but it remains subject to these currency risks. However, the majority of these transaction losses are non-cash, non-operating losses.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2012

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

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2011, the effectiveness of our internal control over financial reporting.  This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference to our Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission for our 2012 Annual Meeting of Stockholders except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1.  "Business", of this Annual Report on Form 10-K, and is incorporated herein by reference.

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

*2.1
LifeGen Asset Purchase Agreement, dated as of December 13, 2011 between LifeGen Technologies, LLC and Nu Skin International, Inc. (the Company undertakes to furnish a copy of any omitted schedule or similar attachments to the Securities and Exchange Commission upon request.)

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

3.4	Second Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1).

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

10.12
Credit Agreement, dated as of December 29, 2010, among the Company and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.)

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

10.34
Real Estate Purchase and Sale Agreement, and other ancillary agreements, dated as of December 30, 2010 between Aspen Country, LLC and Nu Skin International, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.35
Real Estate Purchase and Sale Agreement, and other ancillary agreements, dated as of December 30, 2010 between Scrub Oak, LLC and Nu Skin International, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.36
Form of Promissory Notes dated as of December 30, 2010 by Nu Skin International, Inc., with a schedule of material differences (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.37
Design and Construction Agreements effective March 10, 2011, between Nu Skin International, Inc. and each of Bolin Cywinski Jackson and Okland Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.38
Tenth Amendment to Credit Agreement dated as of February 11, 2011, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. (as successor to Bank One N.A.) as successor administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.39
Form of Termination of Lock-up Agreements dated as of September 1, 2010 between the Company and each of Blake and Nancy Roney, Steven and Kalleen Lund, and Sandra Tillotson (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

#10.40
Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

#10.41
Amended and Restated Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

#10.42
Amendment to the Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

#10.43
Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 14, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 19, 2005).

#10.44
Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

#10.45	Form of Master Stock Option Agreement (1996 Plan) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

#10.46	Form of Stock Option Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

#10.47	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).

#10.48	Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

#10.49
Form of Master Stock Option Agreement (2006 Plan Performance Option (U.S.)) (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

#10.50	Form of Master Stock Option Agreement for Directors (2006 Plan) (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

#10.51	Form of Director Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

#10.52
Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

#10.53	Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2010).

#10.54	Form of 2010 Plan U.S. Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

#10.55	Form of 2010 Plan U.S. Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

#10.56
Form of 2010 Plan U.S. Performance Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

#10.57
Form of 2010 Plan U.S. Performance Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

#10.58
Form of 2010 Plan Director Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

#10.59
Form of 2010 Plan Director Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

#10.60	Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

#10.61
Employment Letter between the Company and Truman Hunt dated January 17, 2003 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

#10.62	Summary of Modifications to Truman Hunt’s Employment Letter (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

#10.63
Joseph Y. Chang Employment Agreement dated November 9, 2009, between Mr. Chang and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

#10.64
Daniel Chard Employment Agreement effective February 13, 2006 between Mr. Chard and the Company (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

#10.65	Summary of Modifications to Dan Chard’s Employment Letter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

#10.66
Event Appearance Bonus Guidelines (Approved for Sandra Tillotson in October 2006) (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

#10.67
Ashok Pahwa Settlement and Release Agreement dated April 1, 2010, between Mr. Pahwa and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

#10.68
Gary Sumihiro Settlement and Release Agreement dated March 1, 2009, between Mr. Sumihiro and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

#10.69
Gary Sumihiro Consulting Agreement dated March 1, 2009, between Mr. Sumihiro and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

#10.70	Form of Key Employee Covenants (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

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

*32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith.
** Furnished, not filed, herewith.
  # Management contract or compensatory plan or arrangement.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2012.

NU SKIN ENTERPRISES, INC.

By:	/s/ M. Truman Hunt
M. Truman Hunt, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2012.

Signatures	Capacity in Which Signed

/s/ Blake M. Roney	Chairman of the Board
Blake M. Roney

/s/ M. Truman Hunt	President and Chief Executive Officer and Director
M. Truman Hunt	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Sandra N. Tillotson	Senior Vice President, Director
Sandra N. Tillotson

/s/ Steven J. Lund	Director
Steven J. Lund

/s/ Daniel W. Campbell	Director
Daniel W. Campbell

/s/ E.J. “Jake” Garn	Director
E. J. “Jake” Garn

/s/ Andrew D. Lipman	Director
Andrew D. Lipman

/s/ Patricia A. Negrón	Director
Patricia A. Negrón

/s/ David D. Ussery	Director
David D. Ussery

/s/ Thomas R. Pisano	Director
Thomas R. Pisano

/s/ Nevin N. Andersen	Director
Nevin N. Andersen

/s/ Neil Offen	Director
Neil Offen