Form 10-Q
period 2012-03-31
NU SKIN ENTERPRISES INC
filed 2012-05-10
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO UT 84601	(IRS Employer Identification No.)
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

As of April 30, 2012, 63,109,708 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2012 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

Nu Skin, Pharmanex and ageLOC are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.  The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

    ITEM 1.                      FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$276,206	$272,974
Current investments	13,695	17,727
Accounts receivable	38,092	31,615
Inventories, net	120,718	112,111
Prepaid expenses and other	101,827	95,660
	550,538	530,087

Property and equipment, net	156,184	149,505
Goodwill	112,446	112,446
Other intangible assets, net	80,195	83,333
Other assets	129,124	115,585
Total assets	$1,028,487	$990,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,014	$32,181
Accrued expenses	168,907	180,382
Current portion of long-term debt	27,608	28,608
	238,529	241,171

Long-term debt	96,082	107,944
Other liabilities	72,371	67,605
Total liabilities	406,982	416,720

Commitments and contingencies (Note 9)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	296,619	292,240
Treasury stock, at cost – 28.0 million and 28.3 million shares	(522,658)	(522,162)
Retained earnings	902,003	866,632
Accumulated other comprehensive loss	(54,550)	(62,565)
	621,505	574,236
Total liabilities and stockholders’ equity	$1,028,487	$990,956

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Revenue	$462,002	$395,845
Cost of sales	75,756	100,654	(1)

Gross profit	386,246	295,191

Operating expenses:
Selling expenses	202,535	169,142
General and administrative expenses	112,048	101,142

Total operating expenses	314,583	270,284

Operating income	71,663	24,907
Other income (expense), net	3,635	(422)

Income before provision for income taxes	75,298	24,485
Provision for income taxes	27,469	9,177

Net income	$47,829	$15,308

Net income per share (Note 2):
Basic	$0.77	$0.25
Diluted	$0.74	$0.24

Weighted-average common shares outstanding (000s):
Basic	62,230	61,888
Diluted	65,017	64,017

        (1)                      Includes a $32.8 million non-cash charge related to an adverse decision in the Japan customs litigation. See Note 12.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Earnings (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Net income	$47,829	$15,308

Other comprehensive income, net of tax:
Foreign currency translation adjustment	4,376	2,408
Net unrealized gains on foreign currency cash flow hedges	3,421	971
Less: Reclassification adjustment for realized losses (gains) in current earnings	217	(11)
	8,014	3,368

Comprehensive income	$55,843	$18,676

   NU SKIN ENTERPRISES, INC.
   Consolidated Statements of Cash Flows (Unaudited)
   (U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$47,829	$15,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,504	7,918
Japan customs expense	─	32,754
Foreign currency gains	(3,798)	(789)
Stock-based compensation	4,277	3,691
Deferred taxes	1,414	(4,432)
Changes in operating assets and liabilities:
Accounts receivable	(6,522)	(5,079)
Inventories, net	(8,362)	2,643
Prepaid expenses and other	(5,467)	(3,371)
Other assets	(8,604)	(3,792)
Accounts payable	9,677	1,953
Accrued expenses	(11,704)	(11,884)
Other liabilities	4,318	7,359

Net cash provided by operating activities	31,562	42,279

Cash flows from investing activities:
Purchases of property and equipment	(14,627)	(6,501)
Proceeds of investment sales	11,350	─
Purchases of investments	(7,318)	─

Net cash used in investing activities	(10,595)	(6,501)

Cash flows from financing activities:
Exercise of employee stock options	234	2,453
Payment of debt	(8,382)	(8,092)
Payment of cash dividends	(12,458)	(8,350)
Income tax benefit of options exercised	4,735	1,529
Payment of related party debt	─	(16,995)
Repurchases of shares of common stock	(5,430)	(21,959)

Net cash used in financing activities	(21,301)	(51,414)

Effect of exchange rate changes on cash	3,566	1,240

Net increase (decrease) in cash and cash equivalents	3,232	(14,396)

Cash and cash equivalents, beginning of period	272,974	230,337

Cash and cash equivalents, end of period	$276,206	$215,941

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2012, and for the three-month periods ended March 31, 2012 and 2011. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.       NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2012 and 2011, other stock options totaling 0.1 million and 2.4 million, respectively were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.       DIVIDENDS PER SHARE

In January 2012, the Company’s board of directors declared quarterly cash dividend of $0.20 per share. This quarterly cash dividend totaling $12.5 million was paid on March 14, 2012, to stockholders of record on February 24, 2012. In April 2012, the Company’s board of directors declared a quarterly cash dividend of $0.20 per share to be paid June 13, 2012 to stockholders of record on May 25, 2012.

4.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark to market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 5.2 billion Japanese yen ($62.7 million) as of March 31, 2012 and 4.2 billion Japanese yen ($54.9 million) as of March 31, 2011 to hedge forecasted foreign-currency-denominated intercompany transactions.
The contracts held at March 31, 2012 have maturities through May 2013 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive income will be recognized in current earnings over the next 14 months. The pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings were immaterial for the quarter ended March 31, 2012 and March 31, 2011.

5.       REPURCHASES OF COMMON STOCK

During the three-month period ended March 31, 2012, the Company repurchased approximately 0.1 million shares of its Class A common stock under its open market repurchase plan for approximately $5.4 million. During the three-month period ended March 31, 2011, the Company repurchased approximately 0.7 million shares of its Class A common stock under its open market repurchase plan for approximately $22.0 million.  At March 31, 2012, $81.2 million was available for repurchases under the stock repurchase program. On May 1, 2012, the Company’s board of directors authorized a $250.0 million extension of the Company’s ongoing share repurchase authorization.

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

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2012	2011

North Asia	$182,200	$179,434
Greater China	92,611	68,593
South Asia/Pacific	77,321	49,946
Americas	66,340	55,879
Europe	43,530	41,993
Total	$462,002	$395,845

Revenue generated by each of the Company’s three product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2012	2011

Nu Skin	$249,515	$216,960
Pharmanex	210,305	176,197
Other	2,182	2,688
Total	$462,002	$395,845

Additional information as to the Company’s operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2012	2011

Japan	$110,064	$111,833
South Korea	72,136	67,601
United States	53,916	47,230
Mainland China	50,838	31,056
European Markets	37,742	35,631
Taiwan	24,912	25,212
Hong Kong	16,861	12,325

Long-lived assets:	March 31, 2012	December 31, 2011

Japan	$9,639	$14,113
South Korea	12,045	11,451
United States	109,865	98,205
Mainland China	11,174	15,135
European Markets	1,956	1,966
Taiwan	1,483	1,556
Hong Kong	902	1,030

7.       DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of March 31, 2012 the Company has net deferred tax assets of $52.0 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

8.       UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2012 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.  During the third quarter of 2011, the Company entered into a closing agreement with the United States Internal Revenue Service (the “IRS”) for all adjustments for the 2005 through 2008 tax years.  Due to our participation in the IRS CAP program, we are no longer subject to US federal income tax examinations for the years before 2009.  With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2005.    In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2005.  In addition to its participation in CAP, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $1 to $4 million.  The amount of gross unrecognized tax benefits increased by $0.7 million during the three months ended March 31, 2012, due mainly to ongoing CAP discussions with the IRS relating to foreign transfer pricing.

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

The Company is currently involved in a dispute with customs authorities in Japan with respect to duty assessments on several of the Company’s Pharmanex nutritional products, which is separate and distinct from the dispute discussed in Note 12. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company’s import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was approximately 4 billion Japanese yen as of March 31, 2012 (approximately $52 million), net of any recovery of consumption taxes.  Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company’s review of the assessments and after consulting with the Company’s legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with Yokohama Customs, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In May 2011, the Company received notice that, as anticipated, the Ministry of Finance in Japan denied the Company’s administrative appeal. The Company disagrees with the Ministry of Finance’s administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently being required to post a bond or make a deposit equal to the difference between the Company’s declared duties and the amount the customs authorities have determined the Company should be paying on all current imports. Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. To the extent that the Company is unsuccessful in recovering the amounts assessed and paid or held in bond, the Company will likely be required to record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be reduced going forward as the Company now purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

10.       LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings.  The Company’s book value for both the individual and consolidated debt included in the table below approximates fair value. The estimated fair value of the Company’s debt is based on interest rates available for debt with similar terms and remaining maturities.  The Company has classified these instruments as Level 2 in the fair value hierarchy. The following table summarizes the Company’s long-term debt arrangements:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2011	Balance as of March 31, 2012(2)	Interest Rate	Repayment terms

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$28.6 million	$28.6 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$17.1 million	$14.3 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.3 billion yen ($17.4 million as of December 31, 2011)	1.3 billion yen ($16.1 million as of March 31, 2012)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.9 billion yen ($25.3 million as of December 31, 2011)	1.9 billion yen ($23.5 million as of March 31, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.9 billion yen ($24.2 million as of December 31, 2011)	1.6 billion yen ($18.7 million as of March 31, 2012)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

2010 committed loan:
U.S. dollar denominated:	$30.0 million	$24.0 million	$22.5 million	Variable 30 day: 1.24%	Amortizes at $1.5 million per quarter.

2004 $25.0 million revolving credit facility	N/A	None	None	N/A

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	None	N/A

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

(2)
The current portion of the Company’s long-term debt (i.e. becoming due in the next 12 months) includes $13.0 million of the balance of the Company’s Japanese yen-denominated debt under the 2003 multi-currency uncommitted shelf facility, $8.6 million of the balance on the Company’s U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and $6.0 million of the Company’s 2010 committed loan.

11.       ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of ASU 2011-04 did not have a significant impact on the Company's financial statements.

In June 2011, the FASB issued ASU 2011-05 as amended by ASU 2011-12, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. Beginning with the three months ended March 31, 2012, the Company provided the required financial reporting presentation pursuant to ASU 2011-05 and ASU 2011-12 herein.

In September 2011, the FASB ratified ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows an entity the option of performing a qualitative assessment before calculating the fair value of its reporting units. If, based on the qualitative assessment, an entity concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. The adoption of ASU No. 2011-08, effective January 1, 2012, had no impact on the Company's consolidated financial statements.

12.       COST OF SALES

In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of the Company’s products imported into Japan during the period of October 2002 through July 2005. As a result of this decision, the Company recorded an expense for the full amount of the disputed assessments in the first quarter of 2011. The charge was a non-cash item, as the Company was previously required to pay the assessments. The Company has appealed this decision and currently anticipates a decision on the appeal in the next year.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

Our revenue for the three-month period ended March 31, 2012 increased 17% to $462.0 million when compared to the same period in 2011, with foreign currency exchange rate fluctuations positively impacting revenue 1%. Revenue growth was driven by continued interest in our ageLOC product portfolio, along with sustained sales force growth, with the number of executive and active distributors globally up 11% and 8%, respectively, compared to the prior-year period.

Earnings per share for the first quarter of 2012 were $0.74, compared to $0.24 in the prior year, or $0.56 excluding first quarter non-cash charges of $32.8 million related to a Japan customs ruling. Earnings per share improved due largely to revenue growth coupled with continued efficiencies and controlled expenses. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

Revenue

North Asia.  The following table sets forth revenue for the three-month period ended March 31, 2012 and 2011 for the North Asia region and its principal markets (U.S. dollars in millions):

	2012	2011	Change

Japan	$110.1	$111.8	(2%)
South Korea	72.1	67.6	7%
North Asia total	$182.2	$179.4	2%

Revenue in the region for the three-month period ended March 31, 2012 was positively impacted approximately 2% by foreign currency exchange rate fluctuations.

   Local-currency revenue in Japan declined 5% for the three-month periods ended March 31, 2012, compared to the same period in 2011. This decline reflects continued weakness in our distributor numbers, with our executive and active distributor counts down 7% and 5%, respectively compared to the prior year. The direct selling industry and most direct selling companies in Japan have been in decline for several years in this challenging market.  Substantial regulatory and media scrutiny of the industry continues to negatively impact the industry and our business.  As a result of this increased scrutiny, we continue to focus on distributor compliance and have also been cautious in both our corporate and our distributors’ marketing activities.  Revenue in Japan was positively impacted by the first quarter launch of our ageLOC R2. We currently plan to introduce our ageLOC Galvanic Body Spa and related products in Japan through a limited-time offering in the fourth quarter of this year.

South Korea experienced local-currency revenue growth of 8% for the three-month period ended March 31, 2012, compared to the same period in 2011. This revenue increase reflects continued distributor growth and interest generated by our ageLOC products and TRA weight management products. The number of executive and active distributors in South Korea increased 3% and 14%, respectively, compared to the prior year. We launched our ageLOC R2 in South Korea in January and currently plan to introduce our ageLOC Galvanic Body Spa and related products through a limited-time offering in the fourth quarter of 2012. We have seen a slowing in our growth rate in this market, which we believe is due to a couple of factors.  First, our product launch schedule was moved up earlier than in prior years, with the primary introduction of our ageLOC R2 taking place last October in connection with our convention rather than in January, which we believe will have a slight negative impact on comparisons to the prior year due to this timing difference.  In addition, we are subject to a statutory cap of 35% on commissions in this market.  As it appeared we could exceed this cap based on the trending of our commissions in this market, we have made  minor adjustments to the commissionable value of our products to ensure our payout remains in line with the regulatory requirements.

Greater China. The following table sets forth revenue for the three-month periods ended March 31, 2012 and 2011 for the Greater China region and its principal markets (U.S. dollars in millions):

	2012	2011	Change

China	$50.8	$31.1	63%
Taiwan	24.9	25.2	(1%)
Hong Kong	16.9	12.3	37%
Greater China total	$92.6	$68.6	35%

    Foreign currency exchange rate fluctuations positively impacted revenue by approximately 3% in this region during the first quarter of 2012.

    Strong revenue growth in the Greater China region was driven by significant sales force growth and continued interest in our strong product portfolio, including our ageLOC products. In May, we received approximately $100 million dollars in orders of our ageLOC R2 and ageLOC Galvanic Body Spa and related products, through a limited-time offer in connection with our Greater China regional convention in June. We currently anticipate that these orders will be filled and recorded as revenue in both the second and third quarters based on the timing of our fulfillment of the orders. The impact of this launch on our revenue will depend on factors such as cannibalization of sales of our other products, as well as the amount of order cancelations and product returns. We currently plan to launch our ageLOC Galvanic Body Spa and associated products in China and Hong Kong, and our ageLOC R2 throughout the region in 2013.

    Local-currency revenue for the three-month period ended March 31, 2012 in China and Hong Kong was up 57% and 36%, respectively, while Taiwan remained level, compared to the same prior-year period.  China reported a 47% and 51% increase in the number of sales representatives and preferred customers, respectively, compared to the prior-year period. Executive distributors in Taiwan were up 4% and active distributors increased 12% compared to the prior-year period.  Executive and active distributors in Hong Kong were up 13% and 6%, respectively, compared to the prior year.

    South Asia/Pacific. The following table sets forth revenue for the three-month periods ended March 31, 2012 and 2011 for the South Asia/Pacific region (U.S. dollars in millions):

	2012	2011	Change

South Asia/Pacific	$77.3	$49.9	55%

    Foreign currency exchange rate fluctuations in South Asia/Pacific did not impact revenue in the three-month period ended March 31, 2012, compared to the same prior-year period. Revenue growth in this region was driven primarily by robust distributor growth and activity, along with continued interest in our strong product portfolio, including our ageLOC and TRA weight management products. In addition, sales in the first quarter included approximately $15 million in products sold during our fourth quarter 2011 pre-launch that were not shipped until the first quarter of 2012. In May, we received approximately $50 million dollars in orders of our ageLOC R2 and ageLOC Galvanic Body Spa and related products, through limited-time offers in connection with a series of regional events. We currently anticipate that these orders will be filled and recorded as revenue in both the second and third quarters based on the timing of our fulfillment of the orders. The impact of this launch on our revenue will depend on factors such as cannibalization of sales of our other products, as well as the amount of order cancelations and product returns. Executive distributors in the region increased 23%, while active distributors increased 8%, compared to the prior year.

Americas. The following table sets forth revenue for the three-month periods ended March 31, 2012 and 2011 for the Americas region (U.S. dollars in millions):

	2012	2011	Change

Americas	$66.3	$55.9	19%

Revenue in the Americas region for the three-month period ended March 31, 2012 increased by 19%, compared to the prior-year period, reflecting renewed distributor growth and interest in our strong product portfolio, including our ageLOC, LifePak and weight management products. We launched our ageLOC Galvanic Body Spa and related products in the United States and Canada in January 2012 and currently plan to launch these products in the majority of our markets in the region in 2012. We also currently plan to introduce our new ageLOC Tru Face Essence Ultra in the Americas through a limited-time offering in the fourth quarter. Our executive and active distributor counts in this region increased 15% and 7%, respectively, compared to the prior year.

As previously disclosed, in the fourth quarter of 2011 a shipment of our Galvanic Spa facial units was detained in customs pending a review by the United States Food and Drug Administration (the “FDA”) of whether this product requires clearance as a medical device to be imported.  Two additional shipments were similarly detained in March 2012. We believe that the facial spa units are not medical devices and have been marketing them for over 10 years in the United States without issue.  An adverse determination by the FDA, however, could negatively impact our ability to import or market this product until we have received clearance from the FDA. For more information regarding this matter, see “Note Regarding Forward-Looking Statements” below.

Europe. The following table sets forth revenue for the three-month periods ended March 31, 2012 and 2011 for the Europe region (U.S. dollars in millions):

	2012	2011	Change

Europe	$43.5	$42.0	4%

Foreign currency exchange rate fluctuations in the Europe region negatively impacted revenue approximately 5% for the three-month period ended March 31, 2012. Revenue growth was positively impacted by a limited-time offer of our ageLOC Galvanic Body Spa and related products in Europe in the first quarter of 2012. We currently plan to launch these products during the second quarter of 2012. We also currently plan to introduce our ageLOC R2 in the majority of our markets in the region through a limited-time offering in the fourth quarter of 2012, followed by a second quarter 2013 launch. Our executive and active distributor counts in our Europe region each increased by 4%, compared to the prior year.

Gross profit

Gross profit as a percentage of revenue was 83.6% for the first quarter of 2012, compared to 74.6% for the same prior-year period. Excluding a $32.8 million first quarter 2011 non-cash charge related to a Japan customs ruling, gross profit as a percentage of revenue for the first quarter of 2011 was 82.8%. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below. The improvement in gross profit reflects continued supply chain improvements and foreign currency benefits.

Selling expenses

Selling expenses as a percentage of revenue increased to 43.8% for the three-month period ended March 31, 2012 from 42.7% for the same period in 2011, reflecting increased distributor productivity and growth in the number of independent distributors qualifying for various promotional sales incentives.

General and administrative expenses

As a percentage of revenue, general and administrative expenses decreased to 24.3% for the three-month period ended March 31, 2012 from 25.6% for the same period in 2011. This decrease is due primarily to our revenue increasing at a faster rate than our general and administrative expenses.

Other income (expense), net

Other income (expense), net for the three-month period ended March 31, 2012 was $3.6 million of income compared to $0.4 million of expense for the same period in 2011. This increase in the first quarter was primarily due to foreign currency gains caused by the translation of our Japanese yen-denominated debt and our intercompany balances into U.S. dollars at the end of the quarter.

Provision for income taxes

Provision for income taxes for the three-month period ended March 31, 2012 was $27.5 million compared to $9.2 million for the same period in 2011. The effective tax rate was 36.5% of pre-tax income during the three-month period ended March 31, 2012, compared to 37.5% in the same prior-year period.

Net income

As a result of the foregoing factors, net income for the first quarter of 2012 was $47.8 million compared to $15.3 million, or $35.8 million excluding $32.8 million ($20.5 million, net of tax) in Japan customs expense, for the same period in 2011. Net income excluding Japan customs expense is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

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

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  We generated $31.6 million in cash from operations during the first quarter of 2012, compared to $42.3 million during the same period in 2011. The year-over-year comparison was impacted by a $32.8 million non-cash charge in the prior-year period.

As of March 31, 2012, working capital was $312.0 million, compared to $288.9 million as of December 31, 2011. Cash and cash equivalents, including current investments at March 31, 2012 and December 31, 2011 were $289.9 million and $290.7 million, respectively. The increase in working capital was primarily due to strong cash flows from operations offset by payments for property, plant and equipment, dividends and net transactions related to our stock.

Capital expenditures in the first three months of 2012 totaled $14.6 million, and we anticipate additional capital expenditures of approximately $85 million for the remainder of 2012. These capital expenditures are primarily related to:

•	planning and construction of a new innovation center on our Provo campus and a new Greater China regional headquarters in Shanghai, China, and related real estate acquisitions;

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China; and

•	purchases of computer systems and software, including equipment and development costs.

We currently have long-term debt pursuant to various credit facilities and other borrowings. The estimated fair value of the Company’s debt is based on interest rates available for debt with similar terms and remaining maturities. We have classified these instruments as Level 2 in the fair value hierarchy.  The following table summarizes these long-term debt arrangements:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2012(2)	Interest Rate	Repayment terms

2003 $205.0 million multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$28.6 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$14.3 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.3 billion yen ($16.1 million as of March 31, 2012)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.9 billion yen ($23.5 million as of March 31, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.6 billion yen ($18.7 million as of March 31, 2012)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

2010 committed loan:
U.S. dollar denominated:	$30.0 million	$22.5 million	Variable 30 day: 1.24%	Amortizes at $1.5 million per quarter.

2004 $25.0 million revolving credit facility	N/A	None	N/A

2009 $100.0 million uncommitted multi-currency shelf facility	N/A	None	N/A

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

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.  During the first three months of 2012, we repurchased 0.1 million shares of Class A common stock under this program for $5.4 million. At March 31, 2012, $81.2 million was available for repurchases under the stock repurchase program. On May 1, 2012, our board of directors authorized a $250 million extension of our ongoing share repurchase authorization.

In January 2012, our board of directors declared a quarterly cash dividend of $0.20 per share. This quarterly cash dividend totaling $12.5 million was paid on March 14, 2012 to stockholders of record on February 24, 2012. In April 2012, our board of directors declared a quarterly cash dividend of $0.20 per share to be paid June 13, 2012 to stockholders of record on May 25, 2012. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

We believe we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis.  We currently believe that existing cash balances of $276 million (approximately $84 million in accounts based in the United States), future cash flows from operations and existing lines of credit will be adequate to fund our cash needs on both a short- and long-term basis.  The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs.  In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations.  Additionally, we would consider realigning our strategic plans, including a reduction in capital spending, stock repurchases or dividend payments.

Contingent Liabilities

      We are currently involved in a dispute with customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products, which is separate and distinct from the dispute referred to above under Gross Profit. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was approximately 4 billion Japanese yen as of March 31, 2012 (approximately $52 million), net of any recovery of consumption taxes. Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer’s invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In May 2011, we received notice that, as we had anticipated, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance’s administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. Because we believe that the assessment of higher duties by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. To the extent that we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely record a non-cash expense for the full amount of the disputed assessments. We anticipate that additional disputed duties will be reduced going forward as we now purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

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

Income Taxes.  We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of March 31, 2012, we had net deferred tax assets of $52.0 million.  These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates.  In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”).  The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We have elected to participate in the CAP program for 2012 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time.  During the third quarter of 2011, we entered into a closing agreement with the United States Internal Revenue Service (the “IRS”) for all adjustments for the 2005 through 2008 tax years.  Due to our participation in the IRS CAP program, we are no longer subject to US federal income tax examinations for the years before 2009. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2005.    In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2005.  Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

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

	As of March 31, 2012		As of March 31, 2011
Region:	Active	Executive	Active	Executive

North Asia	335,000	14,900	325,000	15,371
Greater China	151,000	11,551	121,000	8,817
South Asia/Pacific	91,000	4,911	84,000	4,008
Americas	170,000	5,776	159,000	5,022
Europe	113,000	4,076	109,000	3,903
Total	860,000	41,214	798,000	37,121

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

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At March 31, 2011 and 2012, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $62.7 million and $54.9 million, respectively, to hedge forecasted foreign-currency-denominated intercompany transactions. Because of our foreign exchange contracts at March 31, 2012, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

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

(c) Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. If our initiatives do not drive growth in our distributor numbers, particularly in Japan where our distributor numbers have been down, our operating results could be harmed.

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

•	inappropriate activities by our distributors and any resulting regulatory actions;

•	improper practices of other direct selling companies or their distributors that increase regulatory and media scrutiny of our industry;

•	increased weakness in the economy or consumer confidence; and

•	increased competitive pressures from other direct selling companies and their distributors who actively seek to solicit our distributors to join their businesses.

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

(f) If direct selling regulations in China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business would be significantly negatively impacted. The nature of the political, regulatory and legal systems in China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations in a fashion that promotes social order. If our business practices are found to be in violation of applicable regulations as they may be interpreted or enforced in the future, in particular our use of the sales productivity of a sales leader and the sales promoters and employees he/she leads and supervises in setting his/her quarterly compensation level, then we could be forced to change our business model and/or sanctioned, either of which could significantly harm our business.

(g) Our operations in China are subject to significant government scrutiny, and we could be subject to fines or other penalties if our employees or direct sellers engage in activities that violate applicable laws and regulations. The legal system in China provides governmental authorities with broad latitude to conduct investigations. We anticipate that our business will continue to attract significant governmental scrutiny, particularly as our business grows and the number of sales employees and contractual sales promoters continues to increase. While we have been able to resolve past investigations and have only been required to pay fines in a limited number of instances, all between 2002 and 2007, we face a risk that future investigations may result in fines or other more significant sanctions. In addition, if we are unable to obtain additional necessary national and local government approvals in China our ability to expand our business could be negatively impacted.

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

(j) While we have not been required to register our Galvanic Spa System and Pharmanex BioPhotonic Scanner as medical devices in most of our markets, we were required to register our Galvanic Spa System as a medical device in Indonesia, Thailand and Colombia.  We are also currently in the process of registering our Galvanic Spa System as a medical device in Taiwan. In the fourth quarter of 2011, a shipment of our Galvanic Spa facial units was detained upon import into the United States pending a review by the United States Food and Drug Administration (the “FDA”) as to whether the product required clearance as a medical device to be imported. Two additional shipments were detained in March 2012.  Because we believe our Galvanic Spa facial unit is not a medical device, we submitted a detailed response to the FDA, indicating that this product should not be characterized as a medical device, which is currently under review.  If the FDA makes a determination that our facial spa unit must receive clearance as a medical device, we likely will not be able to import additional units until we receive such clearance or until we resolve the issue with the FDA.  If we face delays or challenges in getting clearance or resolving the matter with the FDA, or if we cease selling existing inventory while we work through these issues with the FDA, our results in the United States could be negatively impacted. Regulatory scrutiny of a product could also dampen distributor enthusiasm and hinder the ability of distributors to effectively utilize such product.

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

The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expenses for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Revenue	$462,002	$395,845

Gross profit	386,246	295,191
Japan customs expense	─	32,754
Gross profit, excluding Japan customs expense	386,246	327,945

Gross profit, excluding Japan customs expense, as a % of revenue	83.6%	82.8%

Gross profit as a % of revenue	83.6%	74.6%

The following is a reconciliation of net income and diluted earnings per share, as reported, to net income and diluted earnings per share excluding Japan customs expenses for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011

Net income	$47,829	$15,308
Japan customs expense	─	32,754
Tax effect of Japan customs expense	─	(12,276)
Net income, excluding Japan customs expense	$47,829	$35,786

Diluted earnings per share, excluding Japan customs expense	$0.74	$0.56

Diluted earnings per share	$0.74	$0.24

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2011 fiscal year, for information regarding the status of certain legal proceedings that have been previously disclosed.

ITEM 1A.                      RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2011 fiscal year.

If our Pharmanex BioPhotonic Scanner or Galvanic Spa Systems, including our recently launched Galvanic Body Spa are determined to be a medical device in a particular geographic market or if our distributors use these tools for medical purposes or make improper medical claims, our ability to continue to market and distribute such tools could be harmed.

One of our strategies is to market unique and innovative products and tools that allow our distributors to distinguish our products, including the Galvanic Spa System and the Pharmanex BioPhotonic Scanner. While we have not been required to register these products as medical devices in most of our markets, we were required to register our Galvanic Spa System as a medical device in Indonesia, Thailand and Colombia.  We are also currently in the process of registering our Galvanic Spa System as a medical device in Taiwan. In the fourth quarter of 2011, a shipment of our Galvanic Spa facial units was detained upon import into the United States pending a review by the United States Food and Drug Administration (the “FDA”) as to whether the product required clearance as a medical device to be imported. Two additional shipments were detained in March 2012.  Because we believe our Galvanic Spa facial unit is not a medical device, we submitted a detailed response to the FDA, indicating that this product should not be characterized as a medical device, which is currently under review.  Any determination by the FDA in the United States or by a regulatory authority in another market that the Galvanic Spa System must be registered as a medical device, could restrict our ability to import or market the product in such market until such registration is obtained, which could harm our business. There have also been legislative proposals in Singapore and Malaysia relating to the regulation of medical devices that could affect the way we market the Galvanic Spa System and the Pharmanex BioPhotonic Scanner in these countries. In addition, if our distributors are making medical claims regarding the products or are using these products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices, it could negatively impact our ability to market or sell these products. Regulatory scrutiny of a product could also dampen distributor enthusiasm and hinder the ability of distributors to effectively utilize such product.

Where necessary, obtaining medical device registrations could require us to provide documentation concerning product manufacturing and clinical utility, to make design, specification and manufacturing process modifications to meet standards imposed on medical device companies, and to modify our marketing claims regarding the registered product. While we have successfully registered the Galvanic Spa facial unit as a medical device in Indonesia, Thailand and Colombia, because medical device regulations vary widely from country to country, there can be no assurance we will not face challenges or delays in seeking clearance in other markets or that we will be able to make any required modifications promptly or in a manner that is satisfactory to regulatory authorities.  If we obtain such medical device approval in order to sell a product in one market, such approval may be used as precedent for requiring similar approval in another market. Such additional requirements could negatively impact the cost associated with manufacturing the Galvanic Spa System and sale of the Galvanic Spa System as a non-medical device in those markets.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 – 31, 2012	83,930		$44.63	81,800	$82.7
February 1 – 29, 2012	5,700		$53.01	5,700	$82.4
March 1 – 31, 2012	20,100		$58.44	20,100	$81.2
Total	109,730	(2)

(1)
In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $485.0 million was authorized as of March 31, 2012. As of March 31, 2012, we had repurchased approximately $403.8 million of shares under the plan. On May 1, 2012, our board of directors authorized a $250.0 million extension of our ongoing share repurchase authorization. There has been no termination or expiration of the plan since the initial date of approval.

(2)
We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market.  These shares were awarded or acquired in connection with our initial public offering in 1996.  Of the shares listed in this column, in January 2,130 shares at an average price per share of $48.79 relate to repurchases from such employees and distributors.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not Applicable.

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

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2012

NU SKIN ENTERPRISES, INC.

By:	/s/Ritch N. Wood
Ritch N. Wood
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)