Form 10-Q
period 2012-06-30
NU SKIN ENTERPRISES INC
filed 2012-08-07
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO UT 84601	(IRS Employer Identification No.)
(Address of principal executive offices, including zip code)
(801) 345-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of July 31, 2012, 59,880,914 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 2012 FORM 10-Q QUARTERLY REPORT - SECOND QUARTER

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States dollars.

Nu Skin, Pharmanex and ageLOC are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.  The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

For comparability between our hybrid China model and our global direct selling model, all references to our "distributors" in this Quarterly Report on Form 10-Q include our independent distributors and preferred customers, and our sales employees, contractual sales promoters, direct sellers in China and preferred customers. Similarly, all references to "executive distributors" include our independent distributors, who have completed and maintain certain qualification requirements, and our qualified sales employees and contractual sales promoters in China.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$371,801	$272,974
Current investments	13,639	17,727
Accounts receivable	44,198	31,615
Inventories, net	124,677	112,111
Prepaid expenses and other	90,525	95,660
	644,840	530,087

Property and equipment, net	169,527	149,505
Goodwill	112,446	112,446
Other intangible assets, net	79,094	83,333
Other assets	129,064	115,585
Total assets	$1,134,971	$990,956

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,764	$32,181
Accrued expenses	226,213	180,382
Current portion of long-term debt	28,100	28,608
	299,077	241,171

Long-term debt	190,712	107,944
Other liabilities	77,913	67,605
Total liabilities	567,702	416,720

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	305,336	292,240
Treasury stock, at cost - 30.4 million and 28.3 million shares	(629,078)	(522,162)
Retained earnings	950,127	866,632
Accumulated other comprehensive loss	(59,207)	(62,565)
	567,269	574,236
Total liabilities and stockholders' equity	$1,134,971	$990,956

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$593,235	$424,426	$1,055,237	$820,271
Cost of sales	95,584	71,168	171,340	171,822	(1)

Gross profit	497,651	353,258	883,897	648,449

Operating expenses:
Selling expenses	267,363	183,500	469,898	352,642
General and administrative expenses	132,376	103,712	244,424	204,854

Total operating expenses	399,739	287,212	714,322	557,496

Operating income	97,912	66,046	169,575	90,953
Other income (expense), net	(3,369)	(127)	266	(549)

Income before provision for income taxes	94,543	65,919	169,841	90,404
Provision for income taxes	34,136	24,218	61,605	33,395

Net income	$60,407	$41,701	$108,236	$57,009

Net income per share (Note 2):
Basic	$0.98	$0.67	$1.75	$0.92
Diluted	$0.94	$0.65	$1.67	$0.89

Weighted-average common shares outstanding (000s):
Basic	61,706	61,806	62,016	61,817
Diluted	64,230	64,193	64,773	64,177

        (1)               Includes a $32.8 million non-cash charge related to an adverse decision in the Japan customs litigation. See Note 12.

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Earnings (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$60,407	$41,701	$108,236	$57,009

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(3,108)	2,129	1,268	4,537
Net unrealized gains/(losses) on foreign currency cash flow hedges	(1,461)	(826)	1,960	145
Less: Reclassification adjustment for realized losses (gains) in current earnings	(87)	(93)	130	(104)
	(4,656)	1,210	3,358	4,578

Comprehensive income	$55,751	$42,911	$111,594	$61,587

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$108,236	$57,009
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	16,938	15,853
Japan customs expense	−	32,754
Foreign currency (gains)/losses	(938)	(1,763)
Stock-based compensation	11,131	7,762
Deferred taxes	3,508	(7,580)
Changes in operating assets and liabilities:
Accounts receivable	(13,447)	(6,423)
Inventories, net	(12,912)	7,943
Prepaid expenses and other	(7,441)	(1,882)
Other assets	(12,479)	(13,152)
Accounts payable	12,152	2,372
Accrued expenses	56,860	(23,571)
Other liabilities	6,746	11,466

Net cash provided by operating activities	168,354	80,788

Cash flows from investing activities:
Purchases of property and equipment	(30,142)	(16,440)
Proceeds of investment sales	13,944	−
Purchases of investments	(9,855)	−

Net cash used in investing activities	(26,053)	(16,440)

Cash flows from financing activities:
Exercise of employee stock options	1,951	13,039
Payment of debt	(15,398)	(15,058)
Payment of cash dividends	(24,741)	(16,714)
Income tax benefit of options exercised	6,316	4,747
Proceeds from long term debt	100,006	−
Payment of related party debt	−	(16,995)
Repurchases of shares of common stock	(113,314)	(33,817)

Net cash used in financing activities	(45,180)	(64,798)

Effect of exchange rate changes on cash	1,706	3,516

Net increase in cash and cash equivalents	98,827	3,066

Cash and cash equivalents, beginning of period	272,974	230,337

Cash and cash equivalents, end of period	$371,801	$233,403

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.     THE COMPANY

Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services.  The Company reports revenue from five geographic regions:  North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; South Asia/Pacific, which consists of Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, the Philippines, Singapore and Thailand; Americas, which consists of the United States, Canada and Latin America; and Europe, which consists of several markets in Europe as well as Israel, Russia and South Africa (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries").

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 2012, and for the three and six-month periods ended June 30, 2012 and 2011. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

2.     NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2012 and 2011, other stock options totaling 0.1 million and 2.2 million, respectively, and for the six-month periods ended June 30, 2012 and 2011, other stock options totaling 0.1 million and 2.2 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.     DIVIDENDS PER SHARE

In January and May 2012, the Company's board of directors declared a quarterly cash dividend of $0.20 per share for all shares of Class A common stock. These quarterly cash dividends totaling $12.5 million and $12.3 million were paid on March 14, 2012 and June 13, 2012, to stockholders of record on February 24, 2012 and May 25, 2012, respectively. In July 2012, the Company's board of directors declared a quarterly cash dividend of $0.20 per share for all shares of Class A common stock to be paid September 12, 2012 to stockholders of record on August 24, 2012.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark to market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 3.7 billion Japanese yen ($46.3 million as of June 30, 2012) and 5.3 billion Japanese yen ($65.8 million as of June 30, 2011) to hedge forecasted foreign-currency-denominated intercompany transactions.

The contracts held at June 30, 2012 have maturities through June 2013 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive income will be recognized in current earnings over the next 12 months. The pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings were immaterial for the three- and six-month periods ended June 30, 2012 and 2011.

In addition, the Company held forward foreign exchange contracts in the amounts of 7.9 million Canadian dollars ($7.8 million as of June 30, 2012), 25.3 million Thailand baht ($0.8 million as of June 30, 2012) and 42.2 million South African rand ($5.2 million as of June 30, 2012) as fair value hedges which are settled in the following month and not designated for hedge accounting to hedge risks associated with foreign-currency-denominated intercompany transactions.

5.     REPURCHASES OF COMMON STOCK

During the three- and six-month periods ended June 30, 2012, the Company repurchased approximately 2.4 million and 2.5 million shares of its Class A common stock under its open market repurchase plan for approximately $107.8 million and $113.3 million, respectively. During the three- and six- month periods ended June 30, 2011, the Company repurchased approximately 0.4 million and 1.1 million shares of its Class A common stock under its open market repurchase plan for approximately $11.8 million and $33.8 million.  At June 30, 2012, $219.9 million was available for repurchases under the stock repurchase program. On May 1, 2012, the Company's board of directors authorized a $250.0 million extension of the Company's ongoing share repurchase authorization.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

6.     SEGMENT INFORMATION

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China.  In Mainland China, the Company utilizes an employed sales force, contractual sales promoters and direct sellers to sell its products through fixed retail locations.  Selling expenses are the Company's largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its sales force in Mainland China. The Company manages its business primarily by managing its global sales force.  The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does report revenue in five geographic regions: North Asia, Greater China, South Asia/Pacific, Americas and Europe.

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2012	2011	2012	2011

North Asia	$177,695	$183,097	$359,895	$362,531
Greater China	199,728	79,404	292,339	147,997
South Asia/Pacific	98,344	59,212	175,665	109,158
Americas	71,766	59,805	138,106	115,684
Europe (region)	45,702	42,908	89,232	84,901
Totals	$593,235	$424,426	$1,055,237	$820,271

Revenue generated by each of the Company's three product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2012	2011	2012	2011

Nu Skin	$295,068	$227,931	$544,583	$444,891
Pharmanex	296,292	194,104	506,597	370,301
Other	1,875	2,391	4,057	5,079
Totals	$593,235	$424,426	$1,055,237	$820,271

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2012	2011	2012	2011

Japan	$115,615	$115,067	$225,679	$226,900
Hong Kong	101,928	12,295	118,789	24,620
South Korea	62,080	68,030	134,216	135,631
United States	57,485	49,621	111,401	96,851
Mainland China	57,299	38,110	108,137	69,166
Taiwan	40,501	28,999	65,413	54,211
Europe	40,100	37,126	77,842	72,757

Long-lived assets:	June 30, 2012	December 31, 2011

Japan	$9,455	$14,113
Hong Kong	782	1,030
South Korea	11,706	11,451
United States	124,020	98,205
Mainland China	10,796	15,135
Taiwan	1,549	1,556
Europe	2,049	1,966

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7.     DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of June 30, 2012 the Company had net deferred tax assets of $49.2 million. The Company nets these deferred tax assets and deferred tax liabilities by jurisdiction. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

8.   UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  In 2009, the Company entered into a voluntary program with the United States Internal Revenue Service ("the IRS") called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2012 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.  During the third quarter of 2011, the Company entered into a closing agreement with the IRS for all adjustments for the 2005 through 2008 tax years.  Due to the Company's participation in the IRS CAP program, the Company is no longer subject to US federal income tax examinations for the years before 2009.  With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2005. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2005.  In addition to its participation in CAP, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $1 to $2 million. The amount of gross unrecognized tax benefits increased insignificantly during the six months ended June 30, 2012, due mainly to additional interest and penalties.

9.     COMMITMENTS AND CONTINGENCIES

The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company's direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities.  Any assertions or determination that either the Company or the Company's distributors is not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company's operations.  In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations.  Although management believes that the Company is in compliance in all material respects with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company's financial position or results of operations or cash flows.  The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters.  Except as noted below, in the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

The Company is currently involved in a dispute with customs authorities in Japan with respect to duty assessments on several of the Company's Pharmanex nutritional products, which is separate and distinct from the dispute discussed in Note 12. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was approximately 4.2 billion Japanese yen as of June 30, 2012 (approximately $53.5 million), net of any recovery of consumption taxes.  Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with Yokohama Customs, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In May 2011, the Company received notice that, as anticipated, the Ministry of Finance in Japan denied the Company's administrative appeal. The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently being required to post a bond or make a deposit equal to the difference between the Company's declared duties and the amount the customs authorities have determined the Company should be paying on all current imports. Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid or held in bond, the Company will likely be required to record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be reduced going forward as the Company now purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10.     LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings.  The Company's book value for both the individual and consolidated debt included in the table below approximates fair value. The estimated fair value of the Company's debt is based on interest rates available for debt with similar terms and remaining maturities.  The Company has classified these instruments as Level 2 in the fair value hierarchy. The following table summarizes the Company's long-term debt arrangements:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2011	Balance as of June 30, 2012(2)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$28.6 million	$28.6 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$17.1 million	$14.3 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.3 billion yen ($17.4 million as of December 31, 2011)	0.9 billion yen ($11.2 million as of June 30, 2012)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.9 billion yen ($25.3 million as of December 31, 2011)	1.9 billion yen ($24.3 million as of June 30, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.9 billion yen ($24.2 million as of December 31, 2011)	1.5 billion yen ($19.4 million as of June 30, 2012)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen(3)	N/A	8.0 billion yen ($100.0 million as of June 30, 2012)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan:
U.S. dollar denominated:	$30.0 million	$24.0 million	$21.0 million	Variable 30 day: 1.24%	Amortizes at $1.5 million per quarter.

Revolving credit facility	N/A	None	None	N/A

(1)    On May 25, 2012, the Company (a) entered into an amendment and restatement of its multi-currency uncommitted shelf facility to extend the termination date to May 25, 2015 and provide for the issuance of up to $150 million in additional senior promissory notes; (b) entered into an amendment and restatement of its revolving credit facility to extend the termination date to May 9, 2014; and (c) terminated pledges and guarantees of the Company's subsidiaries as security for the multi-currency uncommitted shelf facility, committed loan and revolving credit facility. The committed loan continues to be secured by deeds of trust with respect to the Company's corporate headquarters and distribution center in Provo, Utah.

(2)      The current portion of the Company's long-term debt (i.e. becoming due in the next 12 months) includes $13.5 million of the balance of the Company's Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on the Company's U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $6.0 million of the Company's committed loan.

(3)    On May 31, 2012, the Company issued a series of yen denominated senior promissory notes under the multi-currency uncommitted shelf facility with an aggregate principal amount of 8.0 billion yen.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.          COST OF SALES
In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of the Company's products imported into Japan during the period of October 2002 through July 2005. As a result of this decision, the Company recorded an expense for the full amount of the disputed assessments in the first quarter of 2011. The charge was a non-cash item, as the Company was previously required to pay the assessments. The Company has appealed this decision and currently anticipates a decision on the appeal in the next year.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission ("SEC") on February 28, 2012, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

Our revenue for the three- and six-month periods ended June 30, 2012 increased 40% and 29% to $593.2 million and $1.06 billion, when compared to the same periods in 2011, with foreign currency exchange rate fluctuations negatively impacting revenue 2% and 1% for the three- and six-month periods. This significant revenue growth was driven largely by successful regional limited-time offers of our ageLOC R2 and ageLOC Galvanic Body Spa and related products in Greater China and South Asia, where second quarter revenue grew year over year by 152% and 66%, respectively. These limited-time offers generated approximately $165 million in product orders, with $140 million reported in revenue during the second quarter. Limited-time offers typically generate significant distributor activity and a high level of distributor purchasing. This generally results in a higher than normal increase in revenue during the quarter of the limited-time offers. Our product innovation also continued to drive significant growth in our customer base and sales force, including significant growth in our sales leaders, with the number of executive distributors and actives up globally 41% and 8%, year-over-year.

Earnings per share for the second quarter of 2012 were $0.94, compared to $0.65 in the prior year.  Earnings per share for the first half of 2012 were $1.67 compared to $0.89 in the prior year period, or $1.21 excluding first quarter 2011 non-cash charges of $32.8 million related to a Japan customs ruling. Earnings per share improved due largely to revenue growth coupled with improved operating margins. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below.

Revenue

North Asia.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2012 and 2011 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change

Japan	$115.6	$115.1	*	$225.7	$226.9	(1%)
South Korea	62.1	68.0	(9%)	134.2	135.6	(1%)
North Asia total	$177.7	$183.1	(3$)	$359.9	$362.5	(1%)

*Less than 1%

Revenue in the region for the three-month period ended June 30, 2012 was negatively impacted approximately 1% by foreign currency exchange rate fluctuations and was unaffected for the six-month period ended June 30, 2012.

Local-currency revenue in Japan declined 1% and 3% for the three- and six-month periods ended June 30, 2012, compared to the same periods in 2011. Our executive and active counts in Japan were down 3% and 4%, respectively compared to the prior year. We currently plan to introduce our ageLOC Galvanic Body Spa and related products in Japan through a limited-time offering in the fourth quarter of this year, which we currently believe will have a positive impact on our results. The direct selling industry and most direct selling companies in Japan have been in decline for several years in this challenging market.  Substantial regulatory and media scrutiny of the industry continues to negatively impact the industry and our business.  We also recently received a warning from a consumer center that required us to commit to take additional actions to address its concerns. As a result of this increased scrutiny, we continue to implement additional steps to reinforce our distributor compliance, education and training efforts in Japan, and have also been cautious in both our corporate and our distributors' marketing activities. For more information regarding this matter, see "Note Regarding Forward-Looking Statements" below.

South Korea experienced a local-currency revenue decline of 3% and an increase of 2% for the three- and six-month periods ended June 30, 2012, compared to the same periods in 2011. We believe continued softness in this market is due largely to a couple of factors.  First, the successful launch of our ageLOC Edition Galvanic Spa System II and restaging of our TRA weight management products in the first half of 2011 presented difficult year-over-year comparisons in this market. We currently plan to introduce our ageLOC Galvanic Body Spa and related products in South Korea through a limited-time offering in the fourth quarter of 2012, which we believe will have a positive impact in this market. Second, South Korean regulations limit the commissions we pay in this market to 35% of revenue. To comply with these regulations we adjusted our commission payout, which negatively impacted the productivity of our distributors in this market. Our executive distributors in South Korea decreased 8% and the number of actives increased 10%, compared to the prior year.

Greater China. The following table sets forth revenue for the three- and six-month periods ended June 30, 2012 and 2011 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change

Hong Kong	$101.9	$12.3	728%	$118.8	$24.6	383%
Mainland China	57.3	38.1	50%	108.1	69.2	56%
Taiwan	40.5	29.0	40%	65.4	54.2	21%
Greater China total	$199.7	$79.4	152%	$292.3	$148.0	98%

Foreign currency exchange rate fluctuations positively impacted revenue by approximately 1% and 2% in this region during the three- and six-month periods ended June 30, 2012.
Significant revenue growth in the Greater China region was driven by successful limited-time offers of our ageLOC R2 and ageLOC Galvanic Body Spa and related products in connection with our Greater China regional convention held in Hong Kong in June. These limited-time offers generated approximately $100 million in revenue during the second quarter. Our product innovation also continued to drive significant growth in our customer base and sales force in this region, including significant growth in our sales leaders.
Local-currency revenue for the three- and six-month periods ended June 30, 2012 in China was up 46% and 51%, respectively; Hong Kong was up 727% and 381%, respectively; and  Taiwan was up 43% and 23%, respectively, compared to the same prior-year periods.  Hong Kong benefited from sales of our new ageLOC products, as most of the sales in the region during the limited-time offer were recorded in Hong Kong in connection with our Greater China regional convention. China reported a 130% and 55% increase in the number of sales representatives and preferred customers, respectively, compared to the prior-year period. Executive distributors in Taiwan were up 80% and actives increased 9%, compared to the prior year.  Executives and actives in Hong Kong were up 98% and 14%, respectively, compared to the prior year.

South Asia/Pacific. The following table sets forth revenue for the three- and six-month periods ended June 30, 2012 and 2011 for the South Asia/Pacific region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change

South Asia/Pacific	$98.3	$59.2	66%	$175.7	$109.2	61%

Foreign currency exchange rate fluctuations in South Asia/Pacific negatively impacted revenue 5% and 3% in the three- and six-month periods ended June 30, 2012, compared to the same prior-year period. Significant revenue growth was driven by successful limited-time offers of our ageLOC R2 and ageLOC Galvanic Body Spa and related products in connection with a series of regional events. These limited-time offers generated approximately $40 million in revenue during the second quarter.  Executive distributors in the region increased 97% over the prior year, driven by limited-time offer related qualification requirements, while actives increased 8%. We currently plan to open Vietnam for company authorized business activity in the third quarter of 2012.

Americas. The following table sets forth revenue for the three- and six-month periods ended June 30, 2012 and 2011 for the Americas region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change

Americas	$71.8	$59.8	20%	$138.1	$115.7	19%

Revenue in the Americas region for the three- and six-month periods ended June 30, 2012 increased by 20% and 19%, compared to the prior-year period, reflecting continued executive distributor growth and strong interest in our product portfolio, including our ageLOC, LifePak and weight management products. We currently plan to introduce our new ageLOC Tru Face Essence Ultra in the Americas through a limited-time offering in the fourth quarter. Our executive and active counts in this region increased 16% and 3%, respectively, compared to the prior year.

The United States Food and Drug Administration (the "FDA") recently refused admission of shipments of our Galvanic Spa facial units because the FDA believes it may require clearance as a medical device.  We disagree with the FDA's position, and will explore different approaches for resolving the matter, which may include seeking FDA clearance. Sales of our Galvanic Spa facial units in the United States accounted for approximately 4% of our revenue in the Americas region and 1% of our revenue globally during the second quarter of 2012. For more information regarding this matter, see "Note Regarding Forward-Looking Statements" below.

Europe. The following table sets forth revenue for the three- and six-month periods ended June 30, 2012 and 2011 for the Europe region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change

Europe	$45.7	$42.9	7%	$89.2	$84.9	5%

Foreign currency exchange rate fluctuations in the Europe region negatively impacted revenue approximately 13% and 9% for the three- and six-month periods ended June 30, 2012. Growth in this region was driven by strong sales force growth, with executives and actives in the region up 18% and 9%, respectively, compared to the prior year. We currently plan to introduce our ageLOC R2 in the majority of our markets in the region through a limited-time offering in the fourth quarter of 2012, with the product becoming generally available in the second quarter of 2013.

Gross profit

Gross profit as a percentage of revenue was 83.9% for the second quarter of 2012, compared to 83.2% for the same prior-year period. Gross profit as a percentage of revenue was 83.8% for the first half of 2012, compared to 79.1% for the same prior-year period.  Excluding a $32.8 million first quarter 2011 non-cash charge related to a Japan customs ruling, gross profit as a percentage of revenue for the first half of 2011 was 83.0%. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below. The improvement in gross profit reflects continued supply chain improvements.

Selling expenses

Selling expenses as a percentage of revenue increased to 45.1% and 44.5% for the three- and six-month periods ended June 30, 2012 from 43.2% and 43.0% for the same periods in 2011. This increase is due primarily to incentives related to significant limited-time offers during the second quarter of 2012.

General and administrative expenses

As a percentage of revenue, general and administrative expenses decreased to 22.3% and 23.2% for the three- and six-month periods ended June 30, 2012 from 24.4% and 25.0% for the same periods in 2011. This decrease is due primarily to our significant revenue growth increasing at a faster rate than our general and administrative expenses. For the second quarter of 2012, general and administrative expenses included approximately $10.0 million for conventions in Greater China and South Korea.

Other income (expense), net

Other income (expense), net for the three- and six-month periods ended June 30, 2012 was $3.4 million of expense and $0.3 million of income compared to $0.1 million and $0.5 million of expense for the same periods in 2011. This increase was primarily due to foreign currency losses caused by the translation of our intercompany balances into U.S. dollars at the end of the quarter.

Provision for income taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2012 was $34.1 million and $61.6 million compared to $24.2 million and $33.4 million for the same periods in 2011. The effective tax rate was 36.1% and 36.3% of pre-tax income during the three- and six-month periods ended June 30, 2012, compared to 36.7% and 36.9% in the same prior-year periods.

Net income

As a result of the foregoing factors, net income for the second quarter of 2012 was $60.4 million compared to $41.7 million for the same period in 2011. Net income for the first half of 2012 was $108.2 million compared to $57.0 million, or $77.7 million excluding $32.8 million ($20.7 million, net of tax) in Japan customs expense, for the same period in 2011. Net income excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below.

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

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  We generated $168.4 million in cash from operations during the first half of 2012, compared to $80.8 million during the same period in 2011. This increase is attributed to significant revenue growth from the Greater China and South Asia limited-time offers in the second quarter of 2012 and an increase in accrued expenses due to the deferred revenue and accrued commissions associated with these limited-time offers.

As of June 30, 2012, working capital was $345.8 million, compared to $288.9 million as of December 31, 2011. Cash and cash equivalents, including current investments at June 30, 2012 and December 31, 2011 were $385.4 million and $290.7 million, respectively. The increase in working capital was primarily due to strong cash flows from operations offset by payments for property, plant and equipment, dividends and net transactions related to our stock.

Capital expenditures in the first six months of 2012 totaled $30.1 million, and we anticipate additional capital expenditures of approximately $70 million for the remainder of 2012. These capital expenditures are primarily related to:

•	planning and construction of a new innovation center on our Provo campus and a new Greater China regional headquarters in Shanghai, China, and related real estate acquisitions;

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in China; and

•	purchases of computer systems and software, including equipment and development costs.

We currently have debt pursuant to various credit facilities and other borrowings.  Our book value for both the individual and consolidated debt included in the table below approximates fair value. The estimated fair value of our debt is based on interest rates available for debt with similar terms and remaining maturities. We have classified these instruments as Level 2 in the fair value hierarchy. The following table summarizes our long-term debt arrangements:

Facility or Arrangement(1)	Original Principal Amount	Balance as of June 30, 2012(2)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$28.6 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$14.3 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.9 billion yen ($11.2 million as of June 30, 2012)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.9 billion yen ($24.3 million as of June 30, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.5 billion yen ($19.4 million as of June 30, 2012)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen(3)	8.0 billion yen ($100.0 million as of June 30, 2012)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan:
U.S. dollar denominated:	$30.0 million	$21.0 million	Variable 30 day: 1.24%	Amortizes at $1.5 million per quarter.

Revolving credit facility	N/A	None	N/A

(1)    On May 25, 2012, we (a) entered into an amendment and restatement of our multi-currency uncommitted shelf facility to extend the termination date to May 25, 2015 and provide for the issuance of up to $150 million in additional senior promissory notes; (b) entered into an amendment and restatement of our revolving credit facility to extend the termination date to May 9, 2014; and (c) terminated pledges and guarantees of our subsidiaries as security for the multi-currency uncommitted shelf facility, committed loan and revolving credit facility. The committed loan continues to be secured by deeds of trust with respect to our corporate headquarters and distribution center in Provo, Utah.

(2)      The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $13.5 million of the balance of our Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $6.0 million of our 2010 committed loan.

(3)    On May 31, 2012, we issued a series of yen denominated senior promissory notes under the multi-currency uncommitted shelf facility with an aggregate principal amount of 8.0 billion yen.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.  On May 1, 2012, our board of directors authorized a $250 million extension of our ongoing share repurchase authorization. During the first half of 2012, we repurchased 2.5 million shares of Class A common stock under this program for $113.3 million. At June 30, 2012, $219.9 million was available for repurchases under the stock repurchase program.

In January 2012 and May 2012, our board of directors declared a quarterly cash dividend of $0.20 per share. This quarterly cash dividend totaling $12.5 million and $12.3 million was paid on March 14, 2012 and June 13, 2012, to stockholders of record on February 24, 2012 and May 25, 2012, respectively. In July 2012, our board of directors declared a quarterly cash dividend of $0.20 per share to be paid September 12, 2012 to stockholders of record on August 24, 2012. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

We believe we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis.  We currently believe that existing cash balances of $371.8 million (approximately $100.9 million in accounts based in the United States), future cash flows from operations and existing lines of credit will be adequate to fund our cash needs on both a short- and long-term basis.  The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs.  In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations.  Additionally, we would consider realigning our strategic plans, including a reduction in capital spending, stock repurchases or dividend payments.

Contingent Liabilities

      We are currently involved in a dispute with customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products, which is separate and distinct from the dispute referred to above under Gross Profit. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was approximately 4.2 billion Japanese yen as of June 30, 2012 (approximately $53.5 million), net of any recovery of consumption taxes. Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In May 2011, we received notice that, as we had anticipated, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance's administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. Because we believe that the assessment of higher duties by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. To the extent that we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely record a non-cash expense for the full amount of the disputed assessments. We anticipate that additional disputed duties will be reduced going forward as we now purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

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

Income Taxes.  We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of June 30, 2012, we had net deferred tax assets of $49.2 million.  These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates.  In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP").  The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We have elected to participate in the CAP program for 2012 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time.  During the third quarter of 2011, we entered into a closing agreement with the United States Internal Revenue Service (the "IRS") for all adjustments for the 2005 through 2008 tax years.  Due to our participation in the IRS CAP program, we are no longer subject to US federal income tax examinations for the years before 2009. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for years before 2005. In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2005.  Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

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

We have experienced rapid revenue growth in certain new markets following commencement of operations.  This initial rapid growth has often been followed by a short period of stable or declining revenue, followed by renewed growth fueled by product introductions and an increase in the size and productivity of our customer base and sales force.  The contraction following initial rapid growth has been more pronounced in certain new markets, due to other factors such as business or economic conditions or distributor distractions outside the market.

Distributor Information

The following table provides information concerning the number of actives and executive distributors in each of our regions as of the dates indicated. "Actives" include our independent distributors and preferred and retail customers who have purchased products directly from us for resale or personal consumption during the previous three months ended as of the date indicated. "Executives" include our independent distributors, who have completed and maintain certain qualification requirements, and our qualified sales employees and contractual sales promoters in China.

	As of June 30, 2012		As of June 30, 2011
Region:	Active	Executive	Active	Executive

North Asia	337,000	14,370	331,000	15,127
Greater China	170,000	20,182	130,000	9,580
South Asia/Pacific	99,000	8,856	91,000	4,499
Americas	170,000	5,994	165,000	5,185
Europe	119,000	4,626	110,000	3,917
Total	895,000	54,028	827,000	38,308

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States.  The local currency of each of our subsidiaries' primary markets is considered the functional currency.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Japan, South Korea and China, any weakening of these currencies negatively impacts reported revenue and profits, whereas a strengthening of these currencies positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operation or financial condition. However, based on current exchange rate levels, we currently anticipate that foreign currency fluctuations will have a modest negative impact on reported revenue in 2012.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At June 30, 2012 and 2011, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 3.7 billion Japanese yen ($46.3 million as of June 30, 2012) and approximately 5.3 billion Japanese yen ($65.8 million as of June 30, 2011), respectively. In addition, we held forward foreign exchange contracts in the amounts of 7.9 million Canadian dollars ($7.8 million as of June 30, 2012), 25.3 million Thailand baht ($0.8 million as of June 30, 2012) and 42.2 million South African rand ($5.2 million as of June 30, 2012) as fair value hedges and not designated for hedge accounting to hedge risks associated with foreign-currency-denominated intercompany transactions. Because of our foreign exchange contracts at June 30, 2012, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential gain or loss in fair value, earnings or cash flows against these contracts.

Note Regarding Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any plans regarding dividend payments, product introductions or capital expenditures, any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and any other similar words.

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

(d) We have experienced revenue declines in Japan over the last several years and continue to face challenges in this market. If we are unable to stabilize revenue or renew growth in this market, our results could be harmed. Factors that could impact our results in the market include:

●	continued or increased levels of regulatory and media scrutiny and any regulatory actions taken by regulators, or any adoption of more restrictive regulations, in response to such scrutiny;

●	significant weakening of the Japanese yen;

●	increased regulatory constraints with respect to the claims we can make regarding the efficacy of products and tools, which could limit our ability to effectively market them;

●
risks that the initiatives we have implemented in Japan, which are patterned after successful initiatives implemented in other markets, will not have the same level of success in Japan, may not generate renewed growth or increased productivity among our distributors, and may cost more or require more time to implement than we have anticipated;

●	inappropriate activities by our distributors and any resulting regulatory actions;

●	improper practices of other direct selling companies or their distributors that increase regulatory and media scrutiny of our industry;

●	increased weakness in the economy or consumer confidence; and

●	increased competitive pressures from other direct selling companies and their distributors who actively seek to solicit our distributors to join their businesses.

(e) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us.  We continue to experience general inquiries and complaints regarding distributor activities to consumer centers in Japan.  Over the last few years, we have received warnings from consumer centers in certain prefectures raising concerns about the number of general inquiries and complaints regarding our Company. Although we are implementing additional steps to reinforce our distributor compliance, education and training efforts in Japan, we cannot be sure that such efforts will be successful. If the current level of inquiries or complaints does not improve, there is an increased likelihood that the government could take action against us, including sanctions and or suspensions, or we could receive negative media attention, all of which could harm our business.

(f) If direct selling regulations in China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business could be harmed. The nature of the political, regulatory and legal systems in China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations in a fashion that promotes social order. If our business practices are found to be in violation of applicable regulations as they may be interpreted or enforced in the future, in particular our use of the sales productivity of a sales leader and the contractual sales promoters and sales employees he/she leads and supervises in setting his/her quarterly compensation level, then we could be forced to change our business model and/or sanctioned, either of which could significantly harm our business.

(g) Our operations in China are subject to significant government scrutiny, and we could be subject to fines or other penalties if our sales employees, contractual sales promoters or direct sellers engage in activities that violate applicable laws and regulations. The legal system in China provides governmental authorities with broad latitude to conduct investigations. We anticipate that our business will continue to attract significant governmental scrutiny, particularly as our business grows and the number of sales employees and contractual sales promoters continues to increase. While we have been able to resolve past investigations and have only been required to pay fines in a limited number of instances, all between 2002 and 2007, we face a risk that future investigations may result in fines or other more significant sanctions. In addition, if we are unable to obtain additional necessary national and local government approvals in China our ability to expand our business could be negatively impacted.

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

(j) While we have not been required to register our Galvanic Spa System and Pharmanex BioPhotonic Scanner as medical devices in most of our markets, we were required to register our Galvanic Spa System as a medical device in Indonesia, Thailand and Colombia.  We are also currently in the process of registering our Galvanic Spa System as a medical device in Taiwan. The United States Food and Drug Administration (the "FDA") recently refused admission of shipments of our Galvanic Spa facial units, because the FDA believes it may require clearnace as a medical device. We disagree with the FDA's position, and will explore different approaches for resolving the matter, which may include seeking FDA clearance. Until the facial spa units obtain FDA clearance, or until we resolve the issue with the FDA, we likely will not be able to import additional units into the United States.  If we face delays or challenges in getting clearance or resolving the matter with the FDA, or if we cease selling existing inventory while we work through these issues with the FDA, our results in the United States could be negatively impacted.

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

(l) Historically, most of our products have been imported from the United States into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. We may be subject to prospective or retrospective increases in duties on our products imported into our markets outside of the United States, which could adversely impact our results. As discussed above under the heading "Contingent Liabilities," we are currently appealing certain assessments of duties in Japan.  In addition, we are currently required to post a bond or make a deposit for duties in excess of what we believe are supported by applicable customs law, and we record the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements.  If we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely record a non-cash expense for the full amount of the disputed assessments.

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

The following is a reconciliation of gross profit, as reported, to gross profit, excluding Japan customs expenses, for the six months ended June 30, 2012 and 2011 (in thousands):
	Six Months Ended June 30,
	2012	2011

Revenue	$1,055,237	$820,271

Gross profit, as reported	883,897	648,449
Japan customs expense	−	32,754
Gross profit, excluding Japan customs expense	883,897	681,203

Gross profit, excluding Japan customs expense, as a % of revenue	83.8%	83.0%

Gross profit, as reported, as a % of revenue	83.8%	79.1%

The following is a reconciliation of net income and diluted earnings per share, as reported, to net income and diluted earnings per share excluding Japan customs expenses for the six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Six Months Ended June 30,
	2012	2011

Net income, as reported	$108,236	$57,009
Japan customs expense	−	32,754
Tax effect of Japan customs expense	−	(12,099)
Net income, excluding Japan customs expense	$108,236	$77,664

Diluted earnings per share, excluding Japan customs expense	$1.67	$1.21

Diluted earnings per share, as reported	$1.67	$0.89

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled "Currency Risk and Exchange Rate Information" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" of Part I and also in Note 4 to the Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

    One of our strategies is to market unique and innovative products and tools that allow our distributors to distinguish our products, including the Galvanic Spa System and the Pharmanex BioPhotonic Scanner. Any determination by regulatory authorities in our markets that these products must be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. While we have not been required to register these products as medical devices in most of our markets, we were required to register our Galvanic Spa System as a medical device in Indonesia, Thailand and Colombia.  We are also currently in the process of registering our Galvanic Spa System as a medical device in Taiwan. There have been legislative proposals in Singapore and Malaysia relating to the regulation of medical devices that could affect the way we market the Galvanic Spa System and the Pharmanex BioPhotonic Scanner in these countries. The United States Food and Drug Administration (the "FDA") recently refused admission of shipments of our Galvanic Spa facial units, because the FDA believes it may require clearance as a medical device. We disagree with the FDA's position, and will explore different approaches for resolving the matter, which may include seeking FDA clearance.

    Until the facial spa units obtain FDA clearance, or until we resolve the matter with the FDA, we likely will not be able to import additional units into the United States.  If we face delays or challenges in getting clearance or resolving the matter with the FDA, or if we cease selling existing inventory while we work through these issues with the FDA, our results in the United States could be negatively impacted. In addition, if our distributors are making medical claims regarding our products or are using our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices, it could negatively impact our ability to market or sell such products.

    Where necessary, obtaining medical device registrations and clearances could require us to provide documentation concerning product manufacturing and clinical utility, to make design, specification and manufacturing process modifications to meet standards imposed on medical device companies, and to modify our marketing claims regarding the registered product. While we have successfully registered the Galvanic Spa facial unit as a medical device in Indonesia, Thailand and Colombia, because medical device regulations vary widely from country to country, there can be no assurance we will not face challenges or delays in seeking clearance in other markets or that we will be able to make any required modifications promptly or in a manner that is satisfactory to regulatory authorities.  If we obtain such medical device clearance in order to sell a product in one market, such clearance may be used as precedent for requiring similar approval in another market. Such additional requirements could negatively impact the cost associated with manufacturing the Galvanic Spa System and sale of the Galvanic Spa System as a non-medical device in those markets.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 - 30, 2012	161,351		$57.09	161,300	$319.3
May 1 - 31, 2012	1,200,000		$43.32	1,200,000	$263.6
June 1 - 30, 2012	1,076,700		$43.36	1,076,700	$223.4
Total	2,438,051	(2)		2,438,000

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $735.0 million was authorized as of June 30, 2012. As of June 30, 2012, we had repurchased approximately $511.6 million of shares under the plan. On May 1, 2012, our board of directors authorized a $250.0 million extension of our ongoing share repurchase authorization which is included in the total authorized. There has been no termination or expiration of the plan since the initial date of approval.

(2)	We have authorized the repurchase of shares acquired by our employees and distributors in certain foreign markets because of regulatory and other issues that make it difficult or costly for these persons to sell such shares in the open market. Of the shares listed in this column, 51 shares in April at an average price per share of $60.91 relate to repurchases from such employees and distributors.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

The following is intended to satisfy our disclosure obligations pursuant to paragraph (e) of Item 5.02 "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers" of Form 8-K:

At the direction of the Compensation Committee of our Board of Directors, we entered into employment agreements effective as of August 1, 2012, with the following executive officers: M. Truman Hunt, President and Chief Executive Officer; Ritch N. Wood, Chief Financial Officer; and Daniel R. Chard, President - Global Sales & Operations. Among other things, the employment agreements include the following terms and conditions:

•	Employment Period: The executive officers' employment periods under the employment agreements will be August 1, 2012 to December 31, 2015, unless terminated earlier;

•	Compensation: The executive officers will receive base salaries, cash incentives, equity awards and other compensation, as determined by the Compensation Committee of our Board of Directors;

•
Vesting upon a Change in Control: Time-based equity awards granted to the executive officers will fully vest upon certain terminations of employment within six months prior to and in connection with, or within two years following, a change in control;

•	Termination Payments: The executive officers will receive various termination payments in specified circumstances without excise tax protection; and

•
Covenants: The executive officers will be bound by certain covenants, including non-solicitation, non-competition and non-endorsement, that are in addition to, or supersede, previous key employee covenants.

These employment agreements supersede all previous employment letters, agreements and arrangements for these executive officers, including Mr. Hunt's 2003 employment letter and Mr. Chard's 2006 employment agreement, as subsequently modified. Mr. Hunt's 2003 employment letter provided for (a) the accelerated vesting of all Mr. Hunt's equity awards immediately prior to the announcement of a change in control; (b) a more generous change in control related termination payment; (c) certain excise tax protections related to termination payments; and (d) a one-year post-termination period to exercise all vested stock options. Mr. Chard's 2006 employment agreement provided for (a) the accelerated vesting of all Mr. Chard's equity awards immediately prior to certain terminations of employment within two years following, a change in control; and (b) more generous termination payments in certain circumstances.

The foregoing descriptions of the employment agreements are not intended to be complete and are qualified in their entirety by reference to the full text of these agreements filed as Exhibits 10.4 and 10.5 hereto and incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                  Description

10.1	Amended and Restated Credit Agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent.

10.2	Amended and Restated Note Purchase and Private Shelf Agreement (Multi-Currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers.

10.3	Series G Senior Notes Nos. G-1, G-2 and G-3, issued May 31, 2012, by the Company to The Prudential Insurance Company of America, Pruco Life Insurance Company and Prudential Retirement Insurance and Annuity Company.

10.4	Employment Agreement, effective as of August 1, 2012, between the Company and M. Truman Hunt.

10.5	Form of Employment Agreement, with schedule of material differences, effective as of August 1, 2012, between the Company and Ritch N. Wood, Daniel R. Chard, D. Matthew Dorny and Scott E. Schwerdt.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2012

NU SKIN ENTERPRISES, INC.

By: /s/ Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)