Form 10-Q
period 2012-09-30
NU SKIN ENTERPRISES INC
filed 2012-11-02
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO UT 84601	(IRS Employer Identification No.)
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

As of October 31, 2012, 58,693,288 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 2012 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States dollars.

Nu Skin, Pharmanex and ageLOC are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.  The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

For comparability between our Mainland China model and our global direct selling model, all references to our "distributors" in this Quarterly Report on Form 10-Q include our independent distributors and preferred customers, and our sales employees, contractual sales promoters, direct sellers and preferred customers in Mainland China. "Actives" include our distributors who have purchased products directly from us for resale or personal consumption during the previous three months ended as of the date indicated. Similarly, all references to "executives" include our distributors, who have completed and maintain certain qualification requirements, and our qualified sales employees and contractual sales promoters in Mainland China.

-i-

PART I.  FINANCIAL INFORMATION

I1   ITEM 1.               FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U    (U.S. dollars in thousands)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$321,929	$272,974
Current investments	15,804	17,727
Accounts receivable	42,293	31,615
Inventories, net	137,052	112,111
Prepaid expenses and other	88,001	95,660
	605,079	530,087

Property and equipment, net	194,609	149,505
Goodwill	112,446	112,446
Other intangible assets, net	76,920	83,333
Other assets	126,669	115,585
Total assets	$1,115,723	$990,956

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,181	$32,181
Accrued expenses	230,507	180,382
Current portion of long-term debt	28,926	28,608
	300,614	241,171

Long-term debt	182,752	107,944
Other liabilities	81,966	67,605
Total liabilities	565,332	416,720

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock - 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	310,868	292,240
Treasury stock, at cost - 31.8 million and 28.3 million shares	(694,529)	(522,162)
Retained earnings	992,418	866,632
Accumulated other comprehensive loss	(58,457)	(62,565)
	550,391	574,236
Total liabilities and stockholders' equity	$1,115,723	$990,956

The accompanying notes are an integral part of these consolidated financial statements.

NU   NU SKIN ENTERPRISES, INC.
C     Consolidated Statements of Income (Unaudited)
(U    U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$526,182	$428,416	$1,581,419	$1,248,687
Cost of sales	86,768	70,631	258,108	242,453	(1)

Gross profit	439,414	357,785	1,323,311	1,006,234

Operating expenses:
Selling expenses	235,701	184,203	705,599	536,845
General and administrative expenses	121,346	106,369	365,770	311,223

Total operating expenses	357,047	290,572	1,071,369	848,068

Operating income	82,367	67,213	251,942	158,166
Other income (expense), net	1,239	(6,879)	1,505	(7,428)

Income before provision for income taxes	83,606	60,334	253,447	150,738
Provision for income taxes	29,430	13,536	91,035	46,931

Net income	$54,176	$46,798	$162,412	$103,807

Net income per share (Note 2):
Basic	$0.91	$0.75	$2.65	$1.67
Diluted	$0.87	$0.72	$2.55	$1.61

Weighted-average common shares outstanding:
Basic	59,780	62,285	61,265	61,998
Diluted	62,060	64,708	63,742	64,408

        (1)               Includes a $32.8 million charge related to an adverse decision in the Japan customs litigation. See Note 12.

The accompanying notes are an integral part of these consolidated financial statements.

N      NU SKIN ENTERPRISES, INC.
C      Consolidated Statements of Comprehensive Earnings (Unaudited)
(       U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$54,176	$46,798	$162,412	$103,807

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,372	(8,027)	2,640	(3,490)
Net unrealized gains/(losses) on foreign currency cash flow hedges	(544)	(2,289)	1,416	(2,144)
Less:Reclassification adjustment for realized losses (gains) in current earnings	(78)	419	52	315
	750	(9,897)	4,108	(5,319)

Comprehensive income	$54,926	$36,901	$166,520	$98,488

The accompanying notes are an integral part of these consolidated financial statements.

N    NU SKIN ENTERPRISES, INC.
      Consolidated Statements of Cash Flows (Unaudited)
      (U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$162,412	$103,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,228	24,021
Japan customs expense	−	32,754
Foreign currency (gains)/losses	(224)	4,388
Stock-based compensation	16,256	11,510
Deferred taxes	2,026	(11,553)
Changes in operating assets and liabilities:
Accounts receivable	(10,435)	(10,780)
Inventories, net	(23,492)	8,195
Prepaid expenses and other	3,515	(5,667)
Other assets	(10,419)	(17,064)
Accounts payable	8,306	5,245
Accrued expenses	57,725	(25,885)
Other liabilities	8,352	8,402

Net cash provided by operating activities	239,250	127,373

Cash flows from investing activities:
Purchases of property and equipment	(64,467)	(27,985)
Proceeds of investment sales	16,999	−
Purchases of investments	(15,075)	−

Net cash used in investing activities	(62,543)	(27,985)

Cash flows from financing activities:
Exercises of employee stock options	2,591	25,924
Payments of cash dividends	(36,626)	(26,671)
Payments on debt financing	(26,279)	(26,501)
Proceeds from long-term debt	100,006	−
Income tax benefit of options exercised	6,845	10,298
Repurchases of shares of common stock	(179,608)	(51,045)
Payment of related party debt	−	(16,995)

Net cash used in financing activities	(133,071)	(84,990)

Effect of exchange rate changes on cash	5,319	(2,701)

Net increase in cash and cash equivalents	48,955	11,697

Cash and cash equivalents, beginning of period	272,974	230,337

Cash and cash equivalents, end of period	$321,929	$242,034

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.     THE COMPANY

Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services.  The Company reports revenue from five geographic regions:  North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; South Asia/Pacific, which consists of Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; Americas, which consists of the United States, Canada and Latin America; and Europe, which consists of several markets in Europe as well as Israel, Russia and South Africa (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries").

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of September 30, 2012, and for the three and nine-month periods ended September 30, 2012 and 2011. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

2.     NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2012 and 2011, other stock options totaling 0.2 million and 0.1 million, respectively, and for the nine-month periods ended September 30, 2012 and 2011, other stock options totaling 0.1 million and 2.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.     DIVIDENDS PER SHARE

In January, May and July 2012, the Company's board of directors declared quarterly cash dividends of $0.20 per share for all shares of Class A common stock. These quarterly cash dividends totaling $12.5 million, $12.3 million and $11.9 million, were paid on March 14, 2012, June 13, 2012 and September 12, 2012, to stockholders of record on February 24, 2012, May 25, 2012 and August 24, 2012, respectively. In October 2012, the Company's board of directors declared a quarterly cash dividend of $0.20 per share to be paid December 5, 2012 to stockholders of record on November 14, 2012.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 3.2 billion Japanese yen ($41.1 million as of September 30, 2012) and 8.2 billion Japanese yen ($106.4 million as of September 30, 2011) to hedge forecasted foreign-currency-denominated intercompany transactions.

The contracts held at September 30, 2012 have maturities through September 2013 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive income will be recognized in current earnings over the next 12 months. The pre-tax net (losses)/gains on foreign currency cash flow hedges recorded in current earnings were immaterial for the three- and nine-month periods ended September 30, 2012 and 2011.

In addition, the Company held forward foreign exchange contracts in the amounts of 4.8 million Canadian dollars ($4.4 million as of September 30, 2012), 27.0 million Thailand baht ($0.9 million as of September 30, 2012) and 46.6 million South African rand ($5.6 million as of September 30, 2012) as fair value hedges which are settled in the following month and not designated for hedge accounting to hedge risks associated with foreign-currency-denominated intercompany transactions.

5.	REPURCHASES OF COMMON STOCK

During the three- and nine-month periods ended September 30, 2012, the Company repurchased approximately 1.5 million and 4.1 million shares of its Class A common stock under its open market repurchase plan for approximately $66.3 million and $179.6 million, respectively. During the three- and nine-month periods ended September 30, 2011, the Company repurchased approximately 0.4 million and 1.5 million shares of its Class A common stock under its open market repurchase plan for approximately $17.2 million and $51.0 million, respectively.  At September 30, 2012, $157.2 million was available for repurchases under the stock repurchase program.

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

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2012	2011	2012	2011

North Asia	$184,743	$184,322	$544,638	$546,853
Greater China	136,633	83,367	428,972	231,364
South Asia/Pacific	91,124	61,819	266,789	170,977
Americas	70,479	59,407	208,585	175,091
Europe	43,203	39,501	132,435	124,402
Totals	$526,182	$428,416	$1,581,419	$1,248,687

Revenue generated by each of the Company's three product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2012	2011	2012	2011

Nu Skin	$271,269	$235,957	$815,852	$680,848
Pharmanex	253,121	190,073	759,718	560,374
Other	1,792	2,386	5,849	7,465
Totals	$526,182	$428,416	$1,581,419	$1,248,687

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2012	2011	2012	2011

Japan	$120,756	$121,127	$346,435	$348,027
Hong Kong	31,905	13,172	150,694	37,792
South Korea	63,987	63,195	198,203	198,826
United States	56,382	48,850	167,783	145,701
Mainland China	68,242	42,105	176,379	111,271
Taiwan	36,486	28,090	101,899	82,301

Long-lived assets:	September 30, 2012	December 31, 2011

Japan	$9,150	$14,113
Hong Kong	644	1,030
South Korea	12,924	11,451
United States	137,747	98,205
Mainland China	21,254	15,135
Taiwan	1,812	1,556

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7.     DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of September 30, 2012 the Company had net deferred tax assets of $49.5 million. The Company nets these deferred tax assets and deferred tax liabilities by jurisdiction. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

8.     UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  In 2009, the Company entered into a voluntary program with the United States Internal Revenue Service (the "IRS") called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2013 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.  During the third quarter of 2011, the Company entered into a closing agreement with the IRS for all adjustments for the 2005 through 2008 tax years.  Due to the Company's participation in the IRS CAP program, the Company is no longer subject to US federal income tax examinations for the years before 2009.  With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2005. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2006.  In addition to its participation in CAP, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits, net of foreign currency adjustments, may change within the next 12 months by a range of approximately $1 to $2 million. The amount of gross unrecognized tax benefits decreased by $1.3 million during the nine months ended September 30, 2012, due mainly to the expiration of various foreign and U.S. statutes of limitation. This decrease was offset by a decrease in corresponding deferred tax assets of $1.5 million for a net increase in liability of $0.3 million.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

The Company is currently involved in a dispute with customs authorities in Japan with respect to duty assessments on several of the Company's Pharmanex nutritional products, which is separate and distinct from the dispute discussed in Note 12. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was approximately 4.3 billion Japanese yen as of September 30, 2012 (approximately $55.4 million), net of any recovery of consumption taxes.  Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with Yokohama Customs, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In May 2011, the Company received notice that the Ministry of Finance in Japan denied the Company's administrative appeal. The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently being required to post a bond or make a deposit equal to the difference between the Company's declared duties and the amount the customs authorities have determined the Company should be paying on all current imports. Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid or held in bond, the Company will likely be required to record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be reduced going forward as the Company now purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

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

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2011	Balance as of September 30, 2012(1)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$28.6 million	$22.9 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$17.1 million	$14.3 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.3 billion yen ($17.4 million as of December 31, 2011)	0.9 billion yen ($11.4 million as of September 30, 2012)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.9 billion yen ($25.3 million as of December 31, 2011)	1.6 billion yen ($20.8 million as of September 30, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.9 billion yen ($24.2 million as of December 31, 2011)	1.5 billion yen ($19.9 million as of September 30, 2012)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	N/A	8.0 billion yen ($102.4 million as of September 30, 2012)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan:(2)
U.S. dollar denominated:	$30.0 million	$24.0 million	$20.0 million	Variable 30 day: 1.24%	Amortizes at $0.5 million every 30 days.

Revolving credit facility	N/A	None	None	N/A

(1)      The current portion of the Company's long-term debt (i.e. becoming due in the next 12 months) includes $13.8 million of the balance of the Company's Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on the Company's U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $6.5 million of the Company's committed loan.

(2)	The committed loan is secured by deeds of trust with respect to the Company's corporate headquarters and distribution center in Provo, Utah.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The standard gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. It is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU No. 2012-02 will not have a material impact on the Company's consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.	COST OF SALES

In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of the Company's products imported into Japan during the period of October 2002 through July 2005. As a result of this decision, the Company recorded an expense for the full amount of the disputed assessments in the first quarter of 2011. The charge was a non-cash item, as the Company was previously required to pay the assessments. The Company has appealed this decision and currently anticipates a decision on the appeal by the end of 2012.

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

Overview

Our revenue for the three- and nine-month periods ended September 30, 2012 increased 23% and 27% to $526.2 million and $1.6 billion, when compared to the same periods in 2011, with foreign currency fluctuations negatively impacting revenue 3% and 2% for the three- and nine-month periods. This significant growth reflects local-currency growth in each of our regions, with significant growth in our emerging markets, including in Greater China and South Asia/Pacific. Interest in our innovative anti-aging product portfolio and business opportunity continued to drive robust growth in our customer base and sales force, with the number of executive distributors and actives up globally 21% and 10%, year-over-year. Fourth quarter year-over-year comparisons will be negatively impacted by $88.4 million in revenue from limited-time offers in connection with our global convention in the fourth quarter of 2011.

Earnings per share for the third quarter of 2012 were $0.87, compared to $0.72 in the prior year.  Earnings per share for the first nine months of 2012 were $2.55 compared to $1.61 in the prior year period, or $1.93 excluding first quarter 2011 non-cash charges of $32.8 million related to a Japan customs ruling. Earnings per share improved due largely to revenue growth coupled with improved operating margins. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below.

Revenue

North Asia.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2012 and 2011 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change

Japan	$120.7	$121.1	*	$346.4	$348.0	*
South Korea	64.0	63.2	1%	198.2	198.8	*
North Asia total	$184.7	$184.3	*	$544.6	$546.8	*

* Less than 1%

Revenue in the region for the three- and nine-month periods ended September 30, 2012 were negatively impacted approximately 2% and 1%, respectively, by foreign currency exchange rate fluctuations.

Local-currency revenue in Japan increased 1% and decreased 2% for the three-month and nine-month periods ended September 30, 2012, compared to the same periods in 2011. This growth reflects increased distributor activity in anticipation of the October 2012 introduction of our ageLOC Body Spa and related products through a limited-time offer in Japan. Our executive and active counts in Japan were up 1% and down 4%, respectively, compared to the prior year. The direct selling industry and most direct selling companies have been in decline for a number of years in this challenging market. Substantial regulatory and media scrutiny of the industry continues to negatively impact the industry and our business. As a result of this increased scrutiny, we continue to focus on distributor compliance and education.

South Korea experienced a local-currency revenue increase of 6% and 4% for the three- and nine-month periods ended September 30, 2012, compared to the same periods in 2011. This growth was driven by increased sponsoring and excitement ahead of the introduction of our ageLOC Body Spa and related products through a limited-time offer in October 2012 in South Korea. Our executive distributors in South Korea increased 4% and the number of actives increased 7%, compared to the prior year.

Greater China. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2012 and 2011 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change

Mainland China	$68.2	$42.1	62%	$176.4	$111.3	58%
Taiwan	36.5	28.1	30%	101.9	82.3	24%
Hong Kong	31.9	13.2	142%	150.7	37.8	299%
Greater China total	$136.6	$83.4	64%	$429.0	$231.4	85%
Foreign currency exchange rate fluctuations did not impact revenue in this region during the three-month period ended September 30, 2012 and positively impacted revenue by approximately 1% in this region during the nine-month period ended September 30, 2012. Third-quarter revenue in the region included $20.8 million from limited-time offers in the second quarter.

Significant growth in our revenue and our customer base and sales force in the Greater China region continued to be driven by strong interest in our innovative anti-aging product portfolio and business opportunity. Local-currency revenue for the three- and nine-month periods ended September 30, 2012 in Mainland China was up 60% and 55%, respectively; Taiwan was up 33% and 27%, respectively; and Hong Kong was up 141% and 298%, respectively; compared to the same prior-year periods. Third-quarter revenue in Taiwan and Hong Kong included $7.2 million and $13.6 million, respectively, from limited-time offers in connection with our Greater China regional convention in the second quarter. Mainland China reported a 66% and 64% increase in the number of sales representatives and preferred customers, respectively, compared to the prior-year period. Executive distributors in Taiwan were up 22% and actives increased 13%, compared to the prior year.  Executives and actives in Hong Kong were up 39% and 19%, respectively, compared to the prior year.
South Asia/Pacific. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2012 and 2011 for the South Asia/Pacific region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change

South Asia/Pacific	$91.1	$61.8	47%	$266.8	$171.0	56%

        Foreign currency exchange rate fluctuations in South Asia/Pacific negatively impacted revenue 5% and 4% in the three- and nine-month periods ended September 30, 2012, compared to the same prior-year period.

Significant revenue growth was driven by successful limited-time offers of our ageLOC R2 and ageLOC Body Spa and related products in connection with a series of regional events. These limited-time offers generated $22.0 million in revenue during the third quarter. Third-quarter revenue in the region also included $7.3 million from limited-time offers in the second quarter of 2012. Executive distributors in the region increased 22% over the prior year, while actives increased 14%. In the third quarter we began operations in Vietnam. Following significant growth in this region over the past several years, and given the dynamics of limited-time offers that generally spike revenue growth, we expect the growth in this region to contract in the fourth quarter.

Americas. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2012 and 2011 for the Americas region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change

Americas	$70.5	$59.4	19%	$208.6	$175.1	19%

Revenue in the Americas region for the three- and nine-month periods ended September 30, 2012 increased by 19%, compared to the prior-year period. This growth reflects continued executive distributor growth and strong interest in our product portfolio, including our ageLOC and LifePak products. Our executive count in this region increased 14% and actives remained level when compared to the prior-year periods. In October 2012, we successfully introduced our new ageLOC Tru Face Essence Ultra in the Americas through a limited-time offering.

As previously disclosed, the United States Food and Drug Administration (the "FDA") has refused admission of shipments of our Galvanic Spa facial units because the FDA believes it may require clearance as a medical device. While we disagree with the FDA's position, we have elected to suspend further imports of Galvanic Spa facial units. In September 2012, we filed an application for clearance of an alternative facial spa unit as a low-level medical device. We currently anticipate that this process could take six to nine months or longer. Sales of our Galvanic Spa facial units in the United States have accounted for approximately 4% of our revenue in the Americas region and less than 1% of our revenue globally in 2012. For more information regarding this matter, see "Note Regarding Forward-Looking Statements" below.

Europe. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2012 and 2011 for the Europe region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change

Europe	$43.2	$39.5	9%	$132.4	$124.4	6%

Foreign currency exchange rate fluctuations in the Europe region negatively impacted revenue approximately 14% and 11% for the three- and nine-month periods ended September 30, 2012. Growth in this region was driven by strong sales force growth, with executives and actives in the region up 23% and 12%, respectively, compared to the prior year. In October 2012, we successfully introduced our ageLOC R2 in the majority of our markets in the region through a limited-time offering.

Gross profit

Gross profit as a percentage of revenue was 83.5% for the third quarter of 2012, level with the third quarter of 2011. Gross profit as a percentage of revenue was 83.7% and 80.6% for the first nine months of 2012 and 2011, respectively. Excluding a $32.8 million first quarter 2011 non-cash charge related to a Japan customs ruling, gross profit as a percentage of revenue for the first nine months of 2011 was 83.2%. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below. The improvement in gross profit reflects continued supply chain improvements.

Selling expenses

Selling expenses as a percentage of revenue increased to 44.8% and 44.6% for the three- and nine-month periods ended September 30, 2012 from 43.0% for the same periods in 2011. The increase is due to three primary factors:  a higher commission percentage associated with sales leaders achieving larger monthly volumes during our product launches, growth in our sales force which leads to a higher number of sales leaders achieving sales incentive trips, and expenses associated with achievement of special incentive targets in Greater China and South Asia.

General and administrative expenses

As a percentage of revenue, general and administrative expenses decreased to 23.1% for the three- and nine-month periods ended September 30, 2012 from 24.8% and 24.9% for the same periods in 2011. This decrease is due primarily to our significant revenue growth increasing at a faster rate than our general and administrative expenses.

Other income (expense), net

Other income (expense), net for the three- and nine-month periods ended September 30, 2012 was $1.2 million and $1.5 million of income compared to $6.9 million and $7.4 million of expense for the same periods in 2011. This was largely due to reduced foreign currency losses from the translation of our intercompany balances into U.S. dollars at the end of the quarter.

Provision for income taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2012 was $29.4 million and $91.0 million compared to $13.5 million and $46.9 million for the same periods in 2011. The effective tax rate was 35.2% and 35.9% of pre-tax income during the three- and nine-month periods ended September 30, 2012, compared to 22.4% and 31.1% in the same prior-year periods. The income tax benefit in the third quarter of 2011 was primarily attributable to a one-time discrete tax benefit of $7.7 million associated with the effective settlement of an IRS audit for tax years 2005 – 2008.  During the third quarter of 2011 we entered into a closing agreement with the IRS on the Extraterritorial Income Exclusion for the exportation of products outside the United States.

Net income

As a result of the foregoing factors, net income for the third quarter of 2012 was $54.2 million compared to $46.8 million for the same period in 2011. Net income for the first nine months of 2012 was $162.4 million compared to $103.8 million, or $124.3 million excluding $32.8 million ($20.5 million, net of tax) in Japan customs expense, for the same period in 2011. Net income excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below.

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

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  We generated $239.3 million in cash from operations during the first nine months of 2012, compared to $127.4 million during the same period in 2011. This increase is attributed to significant revenue growth and a related increase in accrued expenses.

As of September 30, 2012, working capital was $304.5 million, compared to $288.9 million as of December 31, 2011. Cash and cash equivalents, including current investments at September 30, 2012 and December 31, 2011 were $337.7 million and $290.7 million, respectively. The increase in working capital was primarily due to strong cash flows from operations offset by payments for property, plant and equipment, dividends and net transactions related to our stock.

Capital expenditures in the first nine months of 2012 totaled $64.5 million, and we anticipate additional capital expenditures of approximately $35 million for the remainder of 2012. We currently anticipate capital expenditures of $150 million in 2013. These capital expenditures are primarily related to:

•	planning and construction of a new innovation center on our Provo campus and a new Greater China regional headquarters in Shanghai, China, and related real estate acquisitions;

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores in Mainland China; and

•	purchases of computer systems and software, including equipment and development costs.

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

Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2012(1)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$22.9 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$14.3 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.9 billion yen ($11.4 million as of September 30, 2012)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.6 billion yen ($20.8 million as of September 30, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.5 billion yen ($19.9 million as of September 30, 2012)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen ($102.4 million as of September 30, 2012)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan:(2)
U.S. dollar denominated:	$30.0 million	$20.0 million	Variable 30 day: 1.24%	Amortizes at $0.5 million every 30 days.

Revolving credit facility	N/A	None	N/A

(1)      The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $13.8 million of the balance of our Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $6.5 million of our 2010 committed loan.

(2)   The committed loan is secured by deeds of trust with respect to our corporate headquarters and distribution center in Provo, Utah.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first nine months of 2012, we repurchased 4.1 million shares of Class A common stock under this program for $179.6 million. At September 30, 2012, $157.2 million was available for repurchases under the stock repurchase program.

In January, May and July 2012, our board of directors declared a quarterly cash dividend of $0.20 per share. This quarterly cash dividend totaling $12.5 million, $12.3 million and $11.9 million was paid on March 14, 2012, June 13, 2012 and September 12, 2012, to stockholders of record on February 24, 2012, May 25, 2012 and August 24, 2012, respectively. In October 2012, our board of directors declared a quarterly cash dividend of $0.20 per share to be paid December 5, 2012 to stockholders of record on November 14, 2012. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

We believe we have sufficient liquidity to be able to meet our obligations on both a short- and long-term basis.  We currently believe that existing cash balances of $321.9 million (approximately $101.5 million maintained in bank accounts based in the United States), future cash flows from operations and existing lines of credit will be adequate to fund our cash needs on both a short- and long-term basis.  The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs.  In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations.  Additionally, we would consider realigning our strategic plans, including a reduction in capital spending, stock repurchases or dividend payments.

Contingent Liabilities

     We are currently involved in a dispute with customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products, which is separate and distinct from the dispute referred to above under Gross Profit. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was approximately 4.3 billion Japanese yen as of September 30, 2012 (approximately $55.4 million), net of any recovery of consumption taxes. Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In May 2011, we received notice that the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance's administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. Because we believe that the assessment of higher duties by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. To the extent that we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will likely record a non-cash expense for the full amount of the disputed assessments. We anticipate that additional disputed duties will be reduced going forward as we now purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

Critical Accounting Policies

     The following critical accounting policies and estimates should be read in conjunction with our critical accounting policies section of our Form 10-K filed on February 28, 2012.  Management considers our critical accounting policies to be the recognition of revenue, accounting for income taxes, accounting for intangible assets and accounting for stock-based compensation.  In each of these areas, management makes estimates based on historical results, current trends and future projections.

Revenue. We recognize revenue when products are shipped, which is when title and risk of loss pass to our independent distributors and preferred customers who are our customers. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product generally for up to 12 months subject to a 10% restocking fee.  Reported revenue is net of returns, which have historically been less than 5% of annual revenue.  A reserve for product returns is accrued based on historical experience.  We classify selling discounts as a reduction of revenue.  Our selling expenses are computed pursuant to our global compensation plan for our distributors, which is focused on remunerating distributors based primarily upon their selling efforts and the productivity of their sales networks, and not their personal purchases.

Income Taxes.  We account for income taxes in accordance with the Income Taxes topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of September 30, 2012, we had net deferred tax assets of $49.5 million.  These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates.  In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  In 2009, we entered into a voluntary program with the United States Internal Revenue Service (the "IRS") called Compliance Assurance Process ("CAP").  The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We have elected to participate in the CAP program for 2013 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time.  During the third quarter of 2011, we entered into a closing agreement with the IRS for all adjustments for the 2005 through 2008 tax years.  Due to our participation in the IRS CAP program, we are no longer subject to US federal income tax examinations for the years before 2009. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for years before 2005. In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2006.  Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

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

Distributor Information

The following table provides information concerning the number of actives and executive distributors in each of our regions as of the dates indicated. "Actives" include our independent distributors and preferred and retail customers who have purchased products directly from us for resale or personal consumption during the previous three months ended as of the date indicated. "Executives" include our independent distributors, who have completed and maintain certain qualification requirements, and our qualified sales employees and contractual sales promoters in Mainland China.

	As of September 30, 2012		As of September 30, 2011
Region:	Active	Executive	Active	Executive

North Asia	336,000	15,603	333,000	15,303
Greater China	188,000	16,269	136,000	10,801
South Asia/Pacific	105,000	5,880	92,000	4,809
Americas	166,000	5,831	166,000	5,106
Europe	118,000	4,581	106,000	3,732
Total	913,000	48,164	833,000	39,751

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States.  The local currency of each of our subsidiaries' primary markets is considered the functional currency.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Japan, South Korea and Mainland China, any weakening of these currencies negatively impacts reported revenue and profits, whereas a strengthening of these currencies positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operation or financial condition. However, based on current exchange rate levels, we currently anticipate that foreign currency fluctuations will have a modest negative impact on reported revenue in 2012.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts, through intercompany loans of foreign currency and through our Japanese yen-denominated debt.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At September 30, 2012 and 2011, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 3.2 billion Japanese yen ($41.1 million as of September 30, 2012) and approximately 8.2 billion Japanese yen ($106.4 million as of September 30, 2011), respectively. In addition, we held forward foreign exchange contracts in the amounts of 4.8 million Canadian dollars ($4.4 million as of September 30, 2012), 27.0 million Thailand baht ($0.9 million as of September 30, 2012) and 46.6 million South African rand ($5.6 million as of September 30, 2012) as fair value hedges and not designated for hedge accounting to hedge risks associated with foreign-currency-denominated intercompany transactions. Because of our foreign exchange contracts at September 30, 2012, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential gain or loss in fair value, earnings or cash flows against these contracts.

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

(b) Due to the international nature of our business, we are exposed to the fluctuations of numerous currencies. We purchase inventory primarily in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. Our results could be negatively impacted if the U.S. dollar strengthens relative to these currencies.  In addition, our business may be negatively impacted by inflation, currency exchange restrictions, pricing controls and currency devaluation, especially in countries such as Venezuela.

(c) Our ability to retain key and executive level distributors or to sponsor new executive distributors is critical to our success. Because our products are distributed exclusively through our distributors and we compete with other direct selling companies in attracting distributors, our operating results could be adversely affected if our existing and new business opportunities and incentives, products, business tools and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping distributor leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new distributor leaders. There can be no assurance that our initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating distributor leaders to remain engaged in business building and developing new distributor leaders. If our initiatives do not drive growth in our distributor numbers our operating results could be harmed.

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

(e) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us.  We continue to experience general inquiries and complaints regarding distributor activities to consumer centers in Japan.  Over the last few years, we have received warnings from consumer centers in certain prefectures raising concerns about the number of general inquiries and complaints regarding our Company. Although we are implementing additional steps to reinforce our distributor compliance, education and training efforts in Japan, we cannot be sure that such efforts will be successful. If the current level of inquiries or complaints does not continue to improve, there is an increased likelihood that the government could take action against us, including sanctions and or suspensions, or we could receive negative media attention, all of which could harm our business.

(f) If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business could be harmed. The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations in a fashion that promotes social order. If our business practices are found to be in violation of applicable regulations as they may be interpreted or enforced in the future, in particular our use of the sales productivity of a sales leader and the contractual sales promoters and sales employees he/she leads and supervises in setting his/her quarterly compensation level, then we could be forced to change our business model and/or sanctioned, either of which could significantly harm our business.

(g) Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties if our sales employees, contractual sales promoters or direct sellers engage in activities that violate applicable laws and regulations. The legal system in Mainland China provides governmental authorities with broad latitude to conduct investigations. We anticipate that our business will continue to attract significant governmental scrutiny, particularly as our business grows and the number of sales employees and contractual sales promoters continues to increase. While we have been able to resolve past investigations and have only been required to pay fines in a limited number of instances, all between 2002 and 2007, we face a risk that future investigations may result in fines or other more significant sanctions. In addition, if we are unable to obtain additional necessary national and local government approvals in Mainland China our ability to expand our business could be negatively impacted.

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

(i) The network marketing, nutritional supplement and personal care industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. In addition, negative publicity concerning supplements with controversial ingredients has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any new regulations applicable to our business that limit our ability to market such products or impose additional requirements on us, our revenue and profitability may be harmed. For example, the FDA recently issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors following the warning letters. There can be no assurance that we will not be subject to similar governmental actions or class action lawsuits, which could harm our business.

(j) While we have not been required to register our Galvanic Spa System and Pharmanex BioPhotonic Scanner as medical devices in most of our markets, we were required to register our Galvanic Spa System as a medical device in Indonesia, Thailand and Colombia. We are also currently in the process of registering our Galvanic Spa System as a medical device in Taiwan. As previously disclosed, the FDA has refused admission of shipments of our Galvanic Spa facial units because the FDA believes it may require clearance as a medical device. While we disagree with the FDA's position, we have elected to suspend further imports of Galvanic Spa facial units. In September 2012, we filed an application for clearance of an alternative facial spa unit as a low-level medical device. We currently anticipate that this process could take six to nine months or longer. There can be no assurance we will not face challenges or delays, or that we will be able to make any required modifications or provide documentation necessary to obtain clearance. If we cease selling existing inventory or do not have sufficient inventory to sell while we work through these issues with the FDA, our results in the United States could be negatively impacted.

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

    The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expenses for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011

Revenue	$1,581,419	$1,248,687
Gross profit	$1,323,311	$1,006,234
Japan customs expense	−	32,754
Gross profit, excluding Japan customs expense	$1,323,311	$1,038,988

Gross profit, excluding Japan customs expense, as a % of revenue	83.7%	83.2%

Gross profit as a % of revenue	83.7%	80.6%

    The following is a reconciliation of net income and diluted earnings per share, as reported, to net income and diluted earnings per share excluding Japan customs expenses for the nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2012	2011

Net income	$162,412	$103,807
Japan customs expense	−	32,754
Tax effect of Japan customs expense	−	(12,275)
Net income, excluding Japan customs expense	$162,412	$124,286

Diluted earnings per share, excluding Japan customs expense	$2.55	$1.93

Diluted earnings per share	$2.55	$1.61

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

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.
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

If our Pharmanex BioPhotonic Scanner or Galvanic Spa Systems, including our recently launched Body Spa are determined to be a medical device in a particular geographic market or if our distributors use these tools for medical purposes or make improper medical claims, our ability to continue to market and distribute such tools could be harmed.

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

The United States Food and Drug Administration (the "FDA") recently refused admission of shipments of our Galvanic Spa facial units because the FDA believes it may require clearance as a medical device. While we disagree with the FDA's position, we have elected to suspend further imports of Galvanic Spa facial units. In September 2012, we filed an application for clearance of an alternative facial spa unit as a low-level medical device. We currently anticipate that this process could take six to nine months or longer. If we face delays or challenges in getting clearance or resolving the matter with the FDA, or if we cease selling existing inventory or do not have sufficient inventory to sell while we work through these issues with the FDA, our results in the United States could be negatively impacted. In addition, if our distributors are making medical claims regarding our products or are using our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices, it could negatively impact our ability to market or sell such products.

Where necessary, obtaining medical device registrations and clearances could require us to provide documentation concerning product manufacturing and clinical utility, to make design, specification and manufacturing process modifications to meet standards imposed on medical device companies, and to modify our marketing claims regarding the registered product. While we have successfully registered the Galvanic Spa facial unit as a medical device in Indonesia, Thailand and Colombia, because medical device regulations vary widely from country to country, there can be no assurance we will not face challenges or delays in obtaining clearance in other markets, including the United States, or that we will be able to make any required modifications or provide documentation necessary to obtain clearance.  If we obtain such medical device clearance in order to sell a product in one market, such clearance may be used as precedent for requiring similar approval in another market. Such additional requirements could negatively impact the cost associated with manufacturing the Galvanic Spa System and sale of the Galvanic Spa System as a non-medical device in those markets.

Government regulations relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell our products and harm our business.

Our products and our related marketing and advertising efforts are subject to numerous domestic and foreign government agencies' and authorities' laws and extensive regulations, which govern the ingredients and products that may be marketed without pre-market approval and/or registration as a drug and the claims that may be made regarding such products. Many of these laws and regulations involve a high level of subjectivity, are inherently fact-based and subject to interpretation, and vary significantly from market to market. These laws and regulations can limit the claims we can make regarding our products and often restrict our ability to introduce products or ingredients into one or more markets. In Europe for example, we are unable to market supplements that contain ingredients that were not marketed in Europe prior to May 1997 ("novel foods") without going through an extensive registration and pre-market approval process. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. At times these laws and regulations may prevent us from launching a product in a market, require us to reformulate a product or limit the claims made regarding a product. For example, in 2010 and 2011, the introduction and launch of our ageLOC Vitality were delayed in certain markets in Europe due to regulatory issues. If these laws and regulations further restrict, inhibit or delay our ability to introduce or market our products or limit the claims we are able to make regarding our products, our business may be harmed.

The FDA recently issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity and our research and development focus on the sources of aging and gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors after receiving these FDA warning letters. There can be no assurance that we will not be subject to governmental actions or class action lawsuits, which could harm our business.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 – 31, 2012	333,700	$46.39	333,700	$208.0
August 1 – 31, 2012	691,600	$42.65	691,600	$178.5
September 1 – 30, 2012	510,000	$41.77	510,000	$157.2
Total	1,535,300		1,535,300

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $735.0 million was authorized as of September 30, 2012. As of September 30, 2012, we had repurchased approximately $577.8 million of shares under the plan. On May 1, 2012, our board of directors authorized a $250.0 million extension of our ongoing share repurchase authorization which is included in the total authorized. There has been no termination or expiration of the plan since the initial date of approval.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                        Description

10.1	Employment Agreement, effective as of August 1, 2012, between the Company and M. Truman Hunt (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 7, 2012).

10.2	Form of Employment Agreement, with schedule of material differences, effective as of August 1, 2012, between the Company and Ritch N. Wood, Daniel R. Chard, D. Matthew Dorny and Scott E. Schwerdt (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 7, 2012).

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2012

NU SKIN ENTERPRISES, INC.

By: /s/ Ritch N. Wood
  Ritch N. Wood
Its:	Chief Financial Officer
  (Duly Authorized Officer and Principal Financial and Accounting Officer)