Form 10-K
period 2012-12-31
NU SKIN ENTERPRISES INC
filed 2013-02-27
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No ☑

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 29, 2012, the last business day of the Registrant's second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.7 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant's outstanding voting stock, other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G, have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the Registrant.

As of January 31, 2013, 58,315,710 shares of the Registrant's Class A common stock, $.001 par value per share, and no shares of the Registrant's Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," AND "ITEM 1. BUSINESS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED THAT REPRESENT THE COMPANY'S CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT'S EXPECTATIONS REGARDING THE COMPANY'S PERFORMANCE, INITIATIVES, STRATEGIES, NEW PRODUCTS, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE OPERATING RESULTS AND OTHER FINANCIAL ITEMS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "BELIEVE," "EXPECT," "PROJECT," "ANTICIPATE," "ESTIMATE," "INTEND," "PLAN," "TARGETS," "LIKELY," "WILL," "WOULD," "COULD," "MAY," "MIGHT," THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO OUR BUSINESS, SEE "ITEM 1A – RISK FACTORS."

In this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks.  The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

All references to our "distributors" in this Annual Report on Form 10-K include our independent distributors, and our sales employees, contractual sales promoters and direct sellers in China. "Actives" are persons who have purchased products directly from the company during the previous three months. "Sales Leaders" are persons who have completed and who maintain specified sales requirements at the end of a period. Sales Leaders include our independent distributors who have completed and who maintain specified sales requirements, and our sales employees and contractual sales promoters in China, who have completed certain qualification requirements.

PART I
ITEM 1.                  BUSINESS
Overview
We are a leading, global direct selling company founded in 1984, with operations in 53 markets worldwide. We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex category brands, respectively. Over the last several years, we have introduced new Pharmanex nutritional supplements and Nu Skin personal care products under our ageLOC anti-aging brand. We strive to secure competitive advantages in four key areas: our people, our products, the culture we promote, and the business opportunities we offer. In 2012, we posted record revenue of $2.2 billion, representing growth of 24% percent year-over-year.

We operate in the direct selling channel, primarily utilizing person-to-person marketing to market and sell our products. These personal marketing efforts are supported by various mediums, including catalogs, the Internet and walk-in centers. As of December 31, 2012, we had nearly 950,000 active distributors and consumers who purchased products directly from the company during the previous three months ("Actives").  More than 51,000 of our Actives were qualified sales leaders ("Sales Leaders"), who are the core of our sales network and play a key role in the growth and development of our business.

Approximately 89% of our 2012 revenue came from outside of the United States.  While we have become more geographically diverse over the past decade, Japan, our largest revenue market, accounted for approximately 23% of our 2012 total revenue.  Due to the size of our foreign operations, our results are often impacted by fluctuations of foreign currencies.  In addition, our results are impacted by global economic, political, demographic and business trends and conditions.
Our business is subject to various laws and regulations globally, particularly with respect to our product categories and our primary sales compensation model, which is sometimes referred to as multi-level marketing.  Accordingly, we face certain risks, including risks associated with potential improper activities of our distributors or any inability to obtain necessary product registrations.
Our Difference Demonstrated
We strive to maintain a competitive advantage in four key areas: our people, our products, our culture, and our opportunity.
Our people—A global network of nearly 950,000 Actives in 53 countries. We distribute our products primarily through direct selling, without traditional mass media advertising or direct marketing campaigns. Consequently, our most significant asset is our global network of distributors and consumers who enable us to introduce products and penetrate new markets with modest upfront promotional expense. We believe our competitive sales compensation plan has helped us to attract and develop a strong group of Sales Leaders who play a critical role in building, motivating and training our global sales network.
Our products—Science-based, proprietary anti-aging skin care and nutritional products. We believe our innovative approach to product development provides us with a competitive advantage in the anti-aging and direct selling markets. Over the last four years, we have successfully introduced a suite of innovative anti-aging skin care and nutritional products under our ageLOC brand. We are developing additional ageLOC anti-aging products for the future, including a new ageLOC weight management system. We currently plan to introduce our new ageLOC weight management system in the second half of 2013. One of our primary research and development focuses is seeking to understand the sources of aging, including the influence of gene expression and utilizing that knowledge in the development of our anti-aging products. We believe that our acquired and licensed technologies, research collaborations and in-house research expertise enable us to continue to introduce innovative proprietary anti-aging products in skin care and nutrition.
Our culture—Improving lives. Our mission statement promotes an uplifting culture and encourages our people to be a "force for good" by improving lives through our products and business opportunities. We encourage our distributors, consumers and employees to become involved in humanitarian efforts, including our Nourish the Children initiative, which provides an opportunity to donate nutritious meals to malnourished children, and the Nu Skin Force for Good Foundation, which supports charitable causes that improve children's lives.

Our opportunity—Global business opportunity. Our business model offers individuals the opportunity to build a business marketing anti-aging and other products directly to consumers or through a sales network of individuals whom they train and develop. Our global sales compensation plan, which we have implemented in all our markets except China, is designed to incentivize our Sales Leaders to establish sales organizations and consumer bases in each country where we conduct business. Our global sales compensation plan allows our Sales Leaders, in each of our markets except China, to develop an international business and receive commissions on global sales volume in their home market. We believe our global sales compensation plan, which has historically paid between 41% and 45% of our product sales in sales compensation and incentives, is among the most financially rewarding sales compensation plans offered by leading direct selling companies. We operate under a different business and sales compensation model in China.
Our Product Categories
We have two primary product categories, each operating under its own brand.  We market our premium-quality personal care products under the Nu Skin category brand and our science-based nutritional supplements under the Pharmanex category brand. Over the last several years, we have introduced new Pharmanex nutritional supplements and Nu Skin personal care products under our ageLOC anti-aging brand.
Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin and Pharmanex products for the years ended December 31, 2010, 2011, and 2012.  This table should be read in conjunction with the information presented in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.
Revenue by Product Category
(U.S. dollars in millions)(1)
	Year Ended December 31,
Product Category	2010		2011		2012

Nu Skin	$913.8	59.4%	$964.1	55.3%	$1,178.4	54.3%
Pharmanex	612.2	39.8	770.2	44.2	983.8	45.3
Other(2)	11.3	0.8	9.7	0.5	7.5	0.4
	$1,537.3	100.0%	$1,744.0	100.0%	$2,169.7	100.0%

(1)	In 2012, 89% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign currency fluctuations negatively impacted reported revenue by approximately 1% in 2012 compared to 2011. Foreign currency fluctuations positively impacted reported revenue by approximately 6% in 2011 compared to 2010.

(2)	We currently offer a limited number of other products and services, including household products and technology services.

Nu Skin.  Nu Skin is the brand of our original product line and offers premium-quality anti-aging personal care products.  Our strategy is to leverage our distribution channel to establish Nu Skin as an innovative leader in the anti-aging personal care market.  We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients.  Our primary categories in this product line are core skin-care systems and targeted treatment products that target specific skin needs. We formulate these products with ingredients that are scientifically proven to provide visible results. Products in this category include our ageLOC Galvanic Spa System, our ageLOC Galvanic Body Spa, ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion and our ageLOC Transformation anti-aging skin care system. Our ageLOC skin care products accounted for 23% of our total revenue and 43% of Nu Skin sales in 2012. We also offer a number of other cosmetic, personal care and hair care products.
Pharmanex. We market a variety of products under our Pharmanex brand. Our strategy is to continue to introduce innovative, substantiated anti-aging products based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality supplements because our distributors can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors' offerings. This product line includes LifePak, our line of micronutrient supplements designed to provide optimal levels of essential vitamins, minerals and anti-oxidants. LifePak is our largest nutritional line in terms of revenue, representing 13% of our total revenue and 26% of Pharmanex revenue in 2012. Other anti-aging nutritional supplements include our recently launched ageLOC R2, which is designed to renew and recharge the body. We also offer a number of other anti-aging nutritional solutions and weight management products.
We are developing additional ageLOC anti-aging supplements, including a new ageLOC weight management system that we currently plan to introduce in most of our markets through a global limited-time offer in the second half of 2013.
Sourcing and Production
Nu Skin.  In order to maintain high product quality, we acquire our ingredients and contract production of nearly all our proprietary products from suppliers and manufacturers that we believe are reliable, reputable and deliver high quality materials and service. We also manufacture a limited number of our products. We procure our ageLOC Galvanic Spa systems, including the ageLOC Edition Galvanic Spa System II and ageLOC Galvanic Body Spa, from a single vendor who owns certain patent rights that we license and use in these products. We maintain a good relationship with this supplier and do not anticipate that either party will terminate this relationship in the near term. However, to continue offering this product category following any termination of our relationship with this vendor, we would need to develop and manufacture new galvanic units and source them from another supplier. We also acquire ingredients and products from one other supplier that currently manufactures products representing approximately 22% of our Nu Skin personal care purchases in 2012. We maintain a good relationship with this supplier and do not anticipate that either party will terminate this relationship in the near term. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to "Risk Factors—The loss of suppliers or shortages in ingredients could harm our business" for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.
Since 2001, we have operated a production facility in Shanghai, China, where we currently manufacture our personal care products sold in China, as well as a limited number of products exported to some of our other markets. We are in the process of expanding our manufacturing capacity in China to meet increasing demand in that market.

Pharmanex.  Substantially all of our Pharmanex nutritional supplements and ingredients, including LifePak, are produced or provided by third-party suppliers and manufacturers.  The majority of our Pharmanex products are supplied by three vendors, representing approximately 36%, 10% and 9% of our 2012 nutritional supplement purchases, respectively. In the event we become unable to source any products or ingredients from these suppliers or from our other current vendors, we believe that we would be able to produce or replace those products or substitute ingredients without great difficulty or significant increases to our cost of goods sold.  Please refer to "Risk Factors—The loss of suppliers or shortages in ingredients could harm our business" for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.
Since 2004, we have operated a facility in Zhejiang Province, China, where we produce some of our Pharmanex nutritional supplements for sale in China and herbal extracts used to produce Tegreen 97, ReishiMax GLp and other products sold globally. We are in the process of expanding our manufacturing capacity in China to meet increasing demand in that market.
Research and Development
We are committed to developing and marketing innovative and technologically-advanced products.  Our research and product development activities include:
•	Internal research and development activities;
•	Joint research projects and collaborations;
•	Identification and assessment of technologies for potential licensing arrangements; and
•	Acquisition of technologies.

We maintain research and development facilities at our headquarters in Provo, Utah as well as in Mainland China where we conduct various research and development activities.  We also contract with third parties for clinical studies and collaborate on basic research projects with researchers from prominent universities and other research institutions in the United States and Asia, whose staffs include scientists with basic research expertise in natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies.  Our expenditures for internal research and development activities and joint research projects and collaborations were $12.4 million, $13.6 million and $14.9 million in 2010, 2011 and 2012, respectively.
We also work to identify and assess innovative technologies developed by third parties for potential licensing or supply arrangements.  Because of the nature of our distribution channel, which allows us to provide a high level of product information on a person-to-person basis, we often have third parties who are interested in licensing innovative technologies for us to incorporate into our products and commercialize through our distribution channel.  Licensing arrangements allow us to leverage the research activities of third parties that have resulted in demonstrated technologies, without the upfront costs and uncertainty associated with internal development, in exchange for the payment of a royalty on product sales. We have also invested in acquisitions to supplement our research capabilities and to acquire cutting edge technologies, including our acquisition of Pharmanex and the technology underlying our BioPhotonic Scanner. In the last two years, we acquired substantially all of the assets of LifeGen Technologies, LLC for $11.6 million and acquired Nox Technologies, Inc., for $12.6 million, including in each case, the acquisition of patents and previously licensed technology utilized in connection with Nu Skin's research efforts and incorporated into some of our products. Our expense for royalties and amortization for previous technology related acquisitions were approximately $9.4 million, $8.8 million and $8.9 million in 2010, 2011 and 2012, respectively. These amounts do not include our expenses for acquiring licensed ingredients and other technologies for our Tru Face Essence products, Galvanic Spa systems and other products.

Intellectual Property
Our major trademarks are registered in the United States and in each country where we operate or have plans to operate, and we consider trademark protection to be very important to our business.  Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, LifePak® and Galvanic Spa®.  In addition, a number of our products, including the ageLOC Edition Galvanic Spa System II, ageLOC Galvanic Body Spa, ageLOC True Face Essence Ultra and Pharmanex BioPhotonic Scanner, are based on proprietary technologies, some of which are patented or licensed from third parties.  We also rely on patents and trade secret protection to protect our proprietary formulas and other proprietary information for our ageLOC and other products.
Geographic Sales Regions
We currently sell and distribute our products in 53 markets.  We have divided our markets into five geographic regions:  North Asia, Greater China, South Asia/Pacific, Americas and EMEA.  The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
(U.S. dollars in millions)	2010		2011		2012

North Asia	$686.1	45%	$751.2	43%	$794.8	37%
Greater China	268.2	17	341.9	20	570.7	26
South Asia/Pacific	182.8	12	236.2	14	330.3	15
Americas	250.0	16	252.0	14	288.7	13
EMEA	150.2	10	162.7	9	185.2	9
	$1,537.3	100%	$1,744.0	100%	$2,169.7	100%

Additional comparative revenue and related financial information is presented in the tables captioned "Segment Information" in Note 19 to our Consolidated Financial Statements.

Set forth below is information regarding the key markets in our geographic regions including information about the launch of key new products.

Although our product launch process may vary by market, we generally introduce new products to our distributors and consumers in all markets where the products are registered, through limited-time offers in connection with global and regional distributor events. The limited-time offers typically generate significant distributor activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We believe our product launch process attracts new people to our business, driving growth in our Sales Leaders and Actives. For example, limited-time offers of ageLOC R2 and ageLOC Body Spa and related products in connection with a series of regional events generated approximately $122 million in our Greater China region and $68 million in our South Asia/Pacific region during the second and third quarters of 2012. We typically make a new product generally available within a year following the regional limited-time offers. We currently plan to introduce a new ageLOC weight management system in most of our markets through a global limited-time offer in the second half of 2013, followed by regional limited-time offers in most of our markets during the following year. We currently anticipate that the size of these limited-time offers may increase as our Actives grow and the percentage of Actives participating in these limited-time offers increases. However, we cannot be sure whether these limited-time offers will continue to generate distributor and consumer interest and participation, or what the short- and long-term impact will be on our business. Please refer to "Risk Factors" for more information on risks related to our product launch process.

North Asia.  The following table provides information on each of the markets in the North Asia region, including the year we commenced operations in the market, 2012 revenue, and the percentage of our total 2012 revenue for each market:

(U.S. dollars in millions)	Year Opened	2012 Revenue	Percentage of 2012 Revenue

Japan	1993	$497.3	23%
South Korea	1996	$297.5	14%

Japan is our largest market and accounted for approximately 23% of total revenue in 2012. We offer most of our Nu Skin and Pharmanex products in Japan.  In addition, both product categories include a limited number of locally developed products sold exclusively in our Japanese market. In the first quarter of 2012, we introduced our ageLOC R2 anti-aging nutritional supplements in Japan through a regional limited-time offer. In the second half of 2012, a regional limited-time offer of our ageLOC Galvanic Body Spa together with our ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion generated strong growth in this market.

The direct selling environment in Japan continues to be difficult due to a general decline of the direct selling industry and regulatory and media scrutiny over the last several years.  Please refer to "Business – Government Regulation" and "Risk Factors" for a discussion of risks and uncertainties associated with challenges in the Japan market.

In South Korea, we offer most of our Nu Skin and Pharmanex products. We introduced our ageLOC R2 anti-aging nutritional supplements and ageLOC Galvanic Body Spa and related products in South Korea through regional limited-time offers in the first and fourth quarters of 2012, respectively.

Greater China.  The following table provides information on each of the markets in the Greater China region, including the year we commenced operations in the market, 2012 revenue, and the percentage of our total 2012 revenue for each market:

(U.S. dollars in millions)	Year Opened	2012 Revenue	Percentage of 2012 Revenue

China	2003	$264.8	12%
Hong Kong	1991	$169.8	8%
Taiwan	1992	$136.1	6%

In China, we offer many of our Nu Skin products and a locally produced value line of personal care products under the Scion brand name.  We also sell a select number of Pharmanex products, including our number one nutritional product, LifePak. In Hong Kong and Taiwan, we offer a majority of our Nu Skin and Pharmanex products and limited other products and services, although our ageLOC Galvanic Spa Systems are not approved for sale in Taiwan. The introduction of our ageLOC R2 and ageLOC Galvanic Body Spa and related products through a limited-time offer in connection with the Greater China regional convention in the second quarter of 2012 generated significant growth in this region.

Our Hong Kong and Taiwan markets operate under our global direct selling business model and global sales compensation plan. However, we currently are unable to operate under our global direct selling business model in China, as a result of regulatory restrictions on direct selling activities in this market. Consequently, we have implemented a business model that utilizes an employed sales force and contractual sales promoters to sell products through our stores. We continue to operate this model because we believe it provides us with more flexibility in the manner in which we can operate throughout China and compensate our contractual sales promoters and employed sales representatives. We rely on our employed sales force and contractual sales promoters to market and sell products through our various store locations throughout China supported by minimal traditional mass media advertising or direct marketing campaigns. Our sales force may also refer individuals to join our sales force as sales employees, contractual sales promoters or direct sellers. Our business model in China is largely based upon our ability to attract consumers to our stores through our employed sales force and contractual sales promoters, to educate consumers about our products through frequent training meetings, and to promote repeat purchases. We also continue to implement a direct sales opportunity that allows us to engage an entry-level, non-employee sales force that can sell products away from our stores where we have obtained a direct sales license. We have obtained direct selling licenses in over 50 cities and districts covering 15 provinces in China. We continue to work to obtain the necessary approvals in other locations in China. Our current direct sales model is structured in a manner that we believe complements our store model. We currently operate through approximately 40 stores in China. We recently announced plans to significantly expand our store count over the next five years.

South Asia/Pacific.  The following table provides information on our South Asia/Pacific region, including the year we commenced operations in the region, 2012 revenue, and the percentage of our total 2012 revenue:

(U.S. dollars in millions)	Year Opened	2012 Revenue	Percentage of 2012 Revenue

South Asia/Pacific Region	1993	$330.3	15%

(1)	South Asia/Pacific region includes Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, Philippines, Singapore, Thailand and Vietnam.

We offer a majority of our Pharmanex and Nu Skin products in the South Asia/Pacific region. We introduced our ageLOC R2 and our ageLOC Galvanic Body Spa and related products through a limited-time offer in connection with the South Asia/Pacific regional convention in the first half of 2012. Our TRA weight management products also continue to contribute to our strong growth in this region.  In 2012, we began operations in Vietnam.

Americas.  The following table provides information on our Americas region, including the year we commenced operations in the region, 2012 revenue, and the percentage of our total 2012 revenue:

(U.S. dollars in millions)	Year Opened	2012 Revenue	Percentage of 2012 Revenue

Americas Region(1)	1984	$288.7	13%

(1)	Americas region includes Argentina, Canada, Colombia, Costa Rica, El Salvador, Guatemala, Honduras, Mexico, United States and Venezuela.

Substantially all of our Nu Skin and Pharmanex products are available for sale in the Americas region. We introduced our new ageLOC True Face Essence Ultra through a limited-time offer in connection with the Americas regional convention in the second half of 2012.

EMEA.  The following table provides information on our Europe, Middle East & Africa ("EMEA") region, including the year we commenced operations in the region, 2012 revenue, and the percentage of our total 2012 revenue:

(U.S. dollars in millions)	Year Opened	2012 Revenue	Percentage of 2012 Revenue

EMEA Region(1)	1995	$185.2	9%

(1)	EMEA region includes Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany,Hungary, Ireland, Iceland, Israel, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal,Romania, Russia, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine and the United Kingdom.

We offer a majority of our Pharmanex and Nu Skin products in the EMEA region. We introduced our ageLOC Galvanic Body Spa and related products and ageLOC R2 in the majority of our markets in the EMEA region through limited-time-offers in first and second halves of 2012, respectively.
Distribution Channel

Overview.  We operate in the direct selling channel, primarily utilizing person-to-person marketing to market and sell our products. These personal marketing efforts are supported by various mediums, including catalogs, the Internet, and walk-in centers. We believe our distribution channel is an effective vehicle to distribute our products because:

•	our distributors can educate consumers about our products face-to-face, which we believe is more effective for differentiating our products than using traditional mass-media advertising because it provides a better opportunity to educate the consumer about the attributes of our products;

•	our distribution channel allows for actual product demonstrations and testing by potential consumers;

•	our distribution channel allows distributors to provide testimonials; and

•	as compared to other distribution methods, our distributors can provide consumers higher levels of service and encourage repeat purchases.

The manner in which we operate our distribution channel can vary from market to market based on regulatory and socio-economic conditions.  While our person-to-person marketing philosophy remains consistent globally, various aspects of our business may differ from market-to-market, including product mix and pricing, compensation structure, access to distribution outlets or product stores, the manner of getting products to consumers, product claims, branding and product formulations.

Our policies generally require that our products may not be sold, and our business opportunities may not be promoted, in traditional retail environments. This policy promotes a level playing field for all Sales Leaders. However, owners or employees of a service-related business, such as a doctor's office, hair salon or health club, may make products available to regular customers as long as products are not displayed visibly to the general public.

Consumers and Sales Network. Our distribution channel is composed of  two primary groups: our consumer group—individuals who buy our products primarily for personal or family consumption; and our sales network—individuals who personally buy, use and resell products, and who also find new consumers, and recruit, train and develop new Sales Leaders.  We strive to develop both our consumer group and our sales network.  Our strategy for growing our consumer group is to offer high-quality, innovative products that provide demonstrable benefits.  Our strategy for growing our sales network is to provide a meaningful business opportunity for those persons who demonstrate the ability to develop both a consumer group and a team of Sales Leaders.

To monitor the growth trends in our consumer group, we track the number persons who purchased products directly from the company during the previous three months ("Actives"). To monitor the growth in our sales network, we also track the number of persons who have completed and who maintain specified sales requirements at the end of a period ("Sales Leaders").  The following chart sets forth information concerning our Actives and Sales Leaders for the last three years.

Total Number of Actives and Sales Leaders by Region

	As of December 31, 2010		As of December 31, 2011		As of December 31, 2012
	Actives	Sales Leaders	Actives	Sales Leaders	Actives	Sales Leaders

North Asia	329,000	14,687	338,000	15,293	349,000	17,395
Greater China	118,000	8,015	143,000	11,808	216,000	18,527
South Asia/Pacific	84,000	3,930	99,000	5,619	98,000	4,988
Americas	161,000	5,305	166,000	5,356	164,000	6,352
EMEA	107,000	3,739	109,000	3,740	119,000	4,528
Total	799,000	35,676	855,000	41,816	946,000	51,790

Participating in our Channel. Individuals can elect to participate in our business as follows:

"Distributor-Direct Consumers"—Individuals who purchase products directly from a distributor at a price established by the distributor.

"Company-Direct Consumers"—Individuals who purchase products directly from the company. These consumers generally have the opportunity to purchase at a discount if they participate in our subscription and/or loyalty programs.  These individuals do not have the right to build a Nu Skin business by reselling product or recruiting others.

"Basic Distributors"—Distributors who purchase products at a discount for personal or family use or for resale to other consumers.  These individuals are not eligible to receive compensation on a multi-level basis unless they elect to qualify as a Sales Leader under our global compensation plan.  We consider these individuals to be part of our consumer group, as most of these distributors are purchasing products for personal use and not actively recruiting others.

"Sales Leaders and Qualifiers"—Distributors who have qualified or are trying to qualify as a Sales Leader. These are the distributors who have elected to qualify as a Sales Leader and are actively recruiting consumers and distributors and building a sales network under our global compensation plan, and constitute our sales network. In China, where we operate under a different business and sales compensation model, Sales Leaders are the individuals who have applied to become contractual sales promoters or sales employees.

To become a distributor in most of our markets, an individual must sign a distributor agreement and purchase a not-for-profit starter-kit for a small fee, which varies from market to market.  The starter kit generally consists of documentation concerning the business, including copies of the sales compensation plan, distributor policies and procedures and other documentation, but does not include products.  There are no requirements to purchase products, and no commissions are paid on the purchase of the starter-kit.

We offer a generous product return policy, which allows distributors to return product for a full refund, less a 10% restocking fee.  In most markets, the return policy applies to any products purchased in the last 12 months. Distributors are not required to terminate their distributorship to return product.  Actual product returns have historically been less than 5% of annual revenue. We believe our generous return policy minimizes the financial risks associated with operating a Nu Skin business.

Compensation.  There are two fundamental ways in which our distributors can earn money:

•	by reselling products purchased from the company to consumers; and

•	through commissions earned on the sale of products under our global sales compensation plan.

We believe that our global sales compensation plan, which has been implemented in each of our markets except for China, is one of our competitive advantages.  Our Sales Leaders can receive "multi-level" compensation under our global sales compensation plan for product sales to their consumer groups as well as the sales made through the network of Sales Leaders they have developed and trained. Our distributors are not required to recruit or sponsor other distributors, and we do not pay any commissions for recruiting or sponsoring other distributors.  While all of our distributors can sponsor other distributors at any time, our Sales Leaders and those in qualification to become Sales Leaders are the distributors who generally are actively sponsoring other distributors.  Pursuant to our global sales compensation plan, we pay consolidated monthly commissions in a Sales Leader's home country, in local currency, for product sales in the Sales Leader's own consumer group and for product sales in the Sales Leader's organization of Sales Leaders across all geographic markets.

Because of restrictions on direct selling and multi-level commissions in China, our sales employees, contractual sales promoters and direct sellers do not participate in our global sales compensation plan, but are instead compensated according to a separate compensation model established for that market.

Sales Incentives, Meetings, Recognition and Training. An important part of our distribution channel is motivating our Sales Leaders and recognizing their achievements.  We hold regular distributor meetings and events globally in order to recognize Sales Leaders who have achieved various levels of success in our business. These meetings also allow the company and key Sales Leaders to provide training to our distributors.  We utilize a variety of sales incentives such as incentive trips to motivate Sales Leaders.  In addition to rewarding performance, incentive trips provide Sales Leaders and the company opportunities to share best practices, generate alignment of Sales Leaders around key initiatives, and provide a high level of motivation and team building among Sales Leaders.

Our Culture

From our inception more than 28 years ago, Nu Skin Enterprises' mission has been to improve people's lives through our innovative products and rewarding business opportunities and by promoting an uplifting and enriching culture. Our mission statement encourages people to be a "force for good" in the world around them. Our culture unites our distributors and employees in innovative humanitarian efforts, the most significant of which are the Nourish the Children initiative that provides an opportunity to purchase and donate nutritious meals to malnourished children and the Nu Skin Force for Good Foundation that supports charitable causes that improve children's lives. We encourage our distributors and employees to live each day with an understanding that together we have the opportunity to make the world a better place.

Nourish the Children.  In 2002, we introduced an innovative humanitarian initiative, Nourish the Children, which applies the power of our distribution network to help address the problem of hunger and malnutrition.  We sell a highly nutritious meal replacement product under the brand, VitaMeal, and encourage our distributors and employees to purchase VitaMeal and donate their purchase to charitable organizations that specialize in distributing food to alleviate famine and poverty. Our distributors also earn commissions from VitaMeal sales. For every eight packages of VitaMeal purchased and donated, we donate an additional package, or approximately 30 meals.  Since 2002, our distributors and employees have donated more than 291 million nutritious meals to malnourished children in various locations throughout the world.
The Nu Skin Force for Good Foundation.  Since its inception in 1996, the Nu Skin Force for Good Foundation and our distributors and employees have supported charitable projects that improve children's lives in more than 50 countries. Generally, the purpose of these charitable projects is to improve the lives of children by offering hope for a life free from disease, illiteracy and poverty. Projects supported by the Nu Skin Force for Good Foundation and our distributors and employees include helping to provide crucial heart surgeries for children in Southeast Asia and China, supporting schools and libraries for children in need and providing training for farmers and their families in Malawi to increase crop production and become more self-reliant.
Competition
Direct Selling Companies.  We compete with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition and financial resources than we do. The leading direct selling companies in our existing markets are Herbalife, Mary Kay, Oriflame, Avon and Amway. We compete with these companies to attract and retain our distributors and consumers based on the strength of our multiple business opportunities, product offerings, global sales compensation plan, management and international operations.

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

Government Regulation

Direct Selling Activities.  Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries.  These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" schemes, that compensate participants primarily for recruiting additional participants without significant emphasis on product sales.  The laws and regulations in our current markets often:

•	impose order cancellations, product returns, inventory buy-backs and cooling-off rights for our distributors and consumers;

•	require us, or our distributors, to register with governmental agencies;

•	impose caps on the amount of commission we can pay;

•	impose reporting requirements; and

•	require that we ensure, among other things, that our distributors maintain levels of product sales to qualify to receive commissions and that our distributors are being compensated for sales of products and not for recruiting others.

The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we are subject from time to time to government investigations in our various markets related to our direct selling activities.  This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations.

In Japan, the direct selling industry continues to experience regulatory and media scrutiny.  Several direct sellers in Japan have been penalized for actions of distributors that violated applicable regulations. We have received warnings from consumer centers in certain prefectures raising concerns about the number of general inquiries and complaints regarding the activities of certain distributors.  We have implemented additional steps to reinforce our distributor education and training in Japan to help address these concerns. In South Korea, our results were negatively impacted by minor adjustments we made to the commissionable value of our products to comply with local regulatory requirements that limit the amount of commissions we pay to our distributors. In the United States, there has been significant media and short seller attention over the past year regarding the direct selling industry and multi-level compensation. Please refer to "Risk Factors" for more information on regulatory and other risks associated with our business in Japan, Korea and the United States.

As a result of restrictions in China on direct selling activities, we have implemented a business model that utilizes an employed sales force and contractual sales promoters to sell products through our stores, and independent direct sellers that can sell products away from our stores where we have obtained a direct sales license. The regulatory environment in China is complex.  China's direct selling and anti-pyramiding regulations are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation. Our operations in China have attracted significant regulatory and media scrutiny since we expanded our operations there in January 2003. Regulations are subject to discretionary interpretation by municipal and provincial level regulators as well as local customs and practices. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clarity in the rules regarding direct selling activities and differences in customs and practices in each location.  Please refer to "Risk Factors" for more information on the regulatory risks associated with our business in China.

The regulatory environment with respect to direct selling in China remains fluid, and the process for obtaining the necessary governmental approvals to conduct direct selling continues to evolve.  The regulations and processes in some circumstances have been interpreted differently by different governmental authorities.  In order to expand our direct selling model into additional provinces we currently must obtain a series of approvals from the local Department of Commerce in such provinces, the Shanghai Municipal Commission of Commerce (our supervisory authority), as well as the State Ministry of Commerce ("MOFCOM"), which is the national governmental authority overseeing direct selling. In the course of obtaining these approvals, the respective authorities under MOFCOM must also consult and seek opinions on our business operations from the Ministry of Public Security and the Administration for Industry and Commerce at both provincial and State levels.  In addition, regulators are acting cautiously as they monitor the expansion of direct selling. Please refer to "Risk Factors" for more information on the risks associated with our planned expansion of direct selling in China.

Regulation of Our Products.  Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the Department of Agriculture, State Attorneys General and other state regulatory agencies in the United States, and the Ministry of Health, Labor and Welfare in Japan and similar government agencies in each market in which we operate.

Our personal care products are subject to various laws and regulations that regulate cosmetic and personal care products and set forth regulations for determining whether a product can be marketed as a "cosmetic" or requires further approval as an over-the-counter drug. In the United States, regulation of cosmetics are under the jurisdiction of the FDA.  The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as "articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance."  Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. A product's intended use can be inferred from marketing or product claims and regulators may consider the marketing claims of our distributors.

The FDA recently issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity and our research and development focus on the sources of aging and gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to governmental actions or class action lawsuits, which could harm our business.

The other markets in which we operate have similar regulations.  In Japan, the Ministry of Health, Labor and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan.  In Taiwan, all "medicated" cosmetic products require registration.  In China, personal care products are placed into one of two categories, "general" and "drug."  Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies.  The product registration process in China is unpredictable and can take from nine to 18 months or substantially longer.  In some cases, registration has taken several years to complete. Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.  The sale of cosmetic products is regulated in the European Union (the "EU") under the EU Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

Our Pharmanex dietary supplement products are subject to applicable regulations of government agencies in the markets in which we operate. In the United States, we generally market our nutritional products as conventional foods or dietary supplements.  The FDA has jurisdiction over this regulatory area.  Because these products are regulated under the Dietary Supplement and Health Education Act, we are generally not required to obtain regulatory approval prior to introducing a product into the United States market.  None of this infringes, however, upon the FDA's power to remove from the market any product it determines to be unsafe or an unapproved drug.  The FDA may also deem a dietary supplement an unapproved drug where the marketing claims made in connection with the sale or promotion of the product places it in the drug category.  In our foreign markets, the products are generally regulated by similar government agencies, such as the Japan Ministry of Health, Labor and Welfare, the South Korea Food and Drug Administration, and the Taiwan Department of Health. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes.  In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products.  China has some of the most restrictive nutritional supplement product regulations. Products marketed as "health foods" are subject to extensive laboratory and clinical analysis by governmental authorities, and the product registration process in China generally takes one to two years, but may be substantially longer.  We market both "health foods" and "general foods" in China.  There is some risk associated with the common practice in China of marketing a product as a "general food" while seeking "health food" classification.  If government officials feel our categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in China in their current form.

The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from "drugs" or "pharmaceutical products."  Because of the varied regulations, some products or ingredients that are recognized as a "food" in certain markets may be treated as a "pharmaceutical" in other markets.  In Japan, for example, if a specified ingredient is not listed as a "food" by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food.  We experience similar issues in our other markets.  This is particularly a challenge in Europe, where regulations often still differ from state to state, despite EU regulations designed to harmonize the laws of EU member states.  As a result, we must often modify the ingredients and/or the levels of ingredients in our products for certain markets, or create unique formulations for multiple markets.  In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our use of certain ingredients altogether.  Because of negative publicity associated with some adulterated or misbranded supplements, including pharmaceutical drugs marketed as dietary supplements, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In general, the regulatory environment is becoming more complex with increasingly stricter regulations each year.

Effective June 2008, the FDA established regulations to require current good manufacturing practices for dietary supplements.  The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products. The regulations also include requirements for record keeping and handling consumer product complaints.  If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded.  Our business is subject to additional FDA regulations, such as those implementing an adverse event reporting system effective December 2007, which requires us to document and track adverse events and report serious adverse events, which are events involving hospitalization or death, associated with consumers' use of our products.  Compliance with these regulations has increased, and may further increase, the cost of manufacturing and selling certain of our products as we oversee and inspect more aspects of third party manufacturing and work with our vendors to assure they are in compliance.

Most of our major markets also regulate advertising and product claims regarding the efficacy of products and require adequate and reliable scientific substantiation of all claims.  Accordingly, these regulations can limit our ability to inform consumers of the full benefits of our products.  For example, in the United States, we are unable to claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease.  In most of our foreign markets, we are not able to make any "medicinal" claims with respect to our Pharmanex products.  In the United States, the Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body.  Most of the other markets in which we operate have not adopted similar legislation and we may be subject to more restrictive limitations on the claims we can make about our products in these markets.  For example, in Japan, our nutritional supplements are marketed as food products, which significantly limits our ability to make any claims regarding these products. If marketing materials produced or used by us or our distributors make claims that exceed the scope of allowed claims for dietary supplements the FDA or other regulatory authorities could deem our products to be unapproved drugs. Effective December 1, 2009, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising that restrict marketing to those results obtained by a "typical" consumer and require disclosure of any material connections between an endorser and the company or products they are endorsing.

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

Our Pharmanex BioPhotonic Scanner and our ageLOC Galvanic Spa System are subject to the regulations of various health, consumer protection and other governmental authorities around the world.  These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used.  We have been required to register our ageLOC Galvanic Spa as a medical device in a few markets. We have been subject to regulatory inquiries in the United States, Japan, and other countries with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device.  Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product.  Please refer to "Risk Factors" for more information on the regulatory risks associated with our Pharmanex BioPhotonic Scanner and our ageLOC Galvanic Spa System.

Other Regulatory Issues.  As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the flow of funds between us and our subsidiaries and for product purchases, management services and contractual obligations, such as the payment of sales commissions.

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

Employees

As of December 31, 2012, we had approximately 3,733 full- and part-time employees worldwide. This does not include approximately 12,707 individuals who were employed as sales representatives in our China operations. Our employees are not represented by a union or other collective bargaining group, except in China and a limited number of our employees in Japan.  We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

Available Information

Our website address is www.nuskinenterprises.com.  We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers

Our executive officers as of January 31, 2013, are as follows:
Name	Age	Position
Steven J. Lund	59	Executive Chairman of the Board
M. Truman Hunt	53	President and Chief Executive Officer
Ritch N. Wood	47	Chief Financial Officer
Joseph Y. Chang	60	Chief Scientific Officer and Executive Vice President, Product Development
Daniel R. Chard	48	President, Global Sales and Operations
D. Matthew Dorny	48	General Counsel and Secretary
Scott E. Schwerdt	55	President, Americas Region

Set forth below is the business background of each of our executive officers:

Steven J. Lund has served as Executive Chairman of our board of directors since May 2012. Mr. Lund previously served as Vice Chairman of our board of directors from September 2006 to May 2012, and as President and Chief Executive Officer, and as a member of our board of directors from 1996, when the we went public, until 2003. Mr. Lund was a founding stockholder of our company. Mr. Lund is a trustee of the Nu Skin Force for Good Foundation, a charitable organization established in 1996 by our company to help encourage and drive the philanthropic efforts of our company and its distributors and employees to enrich the lives of others. Mr. Lund worked as an attorney in private practice prior to joining our company as Vice President and General Counsel. He received a B.A. degree from Brigham Young University and a J.D. degree from Brigham Young University's J. Reuben Clark Law School.

M. Truman Hunt has served as our President and Chief Executive Officer since 2003. He also joined our board of directors when he was named Chief Executive Officer. Mr. Hunt has served in various positions with our company since 1994, including Executive Vice President from 2001 to 2003 and General Counsel from 1996 to 2003. From 2005 until 2008, Mr. Hunt served as Chairman of the World Federation of Direct Selling Associations, a global trade association for the direct selling industry. He received a B.S. degree from Brigham Young University and a J.D. degree from the University of Utah.

Ritch N. Wood has served as our Chief Financial Officer since November 2002.  Prior to this appointment, Mr. Wood served as Vice President, Finance from July 2002 to November 2002 and Vice President, New Market Development from June 2001 to July 2002.  Mr. Wood joined our company in 1993 and has served in various capacities.  Prior to joining us, he worked for the accounting firm of Grant Thornton LLP.  Mr. Wood earned a B.S. and a Master of Accountancy degrees from Brigham Young University.

Joseph Y. Chang has served as our Chief Scientific Officer and Executive Vice President of Product Development since February 2006.  Dr. Chang served as President of our Pharmanex division from April 2000 to February 2006.  Dr. Chang served as Vice President of Clinical Studies and Pharmacology of Pharmanex from 1997 until April 2000.  Dr. Chang has nearly 20 years of pharmaceutical experience.  He received a B.S. degree from Portsmouth University and a Ph.D. degree from the University of London.

Daniel R. Chard has served as President of Global Sales and Operations since May 2009.  Prior to serving in this position, Mr. Chard served as Executive Vice President of Distributor Success from February 2006 to May 2009 and President of Nu Skin Europe from April 2004 to February 2006.  Mr. Chard also served as Vice President of Marketing and Product Management of Big Planet, our technology products and services division, from May 2003 to April 2004 and as Senior Director of Marketing and Product Development at Pharmanex.  Prior to joining us in 1998, Mr. Chard worked in a variety of strategic marketing positions in the consumer products industry.  Mr. Chard holds a B.A. degree in Economics from Brigham Young University and an M.B.A. from the University of Minnesota.

D. Matthew Dorny has served as our General Counsel and Secretary since January 2003.  Mr. Dorny previously served as Assistant General Counsel from May 1998 to January 2003.  Prior to joining us, Mr. Dorny was a securities and business attorney in private practice in Salt Lake City, Utah.  Mr. Dorny received B.A., M.B.A. and J.D. degrees from the University of Utah.

Scott E. Schwerdt has served as President, Americas Region, since June 2011. Mr. Schwerdt served as the President of the Americas, Europe and Pacific from February 2006 to June 2011 and as Regional Vice President of North America and President of Nu Skin Enterprises United States, Inc. from May 2004 to February 2006.  Mr. Schwerdt previously served as the General Manager of our U.S. operations from May 2001 to May 2004.  Mr. Schwerdt joined our company in 1988 and has held various positions, including Vice President of North America/South Pacific Operations and Vice President of Europe.  Mr. Schwerdt received a B.A. degree in International Relations from Brigham Young University.

ITEM 1A.  RISK FACTORS

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report on Form 10-K. These risk factors should be read together with the other items in this Annual Report on Form 10-K, including Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Difficult economic conditions could harm our business.

Global economic conditions continue to be challenging.  Even with continued growth in many of our markets, difficult economic conditions could adversely affect our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our distributors and consumers to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

Currency exchange rate fluctuations could impact our financial results.

In 2012, approximately 89% of our sales occurred in markets outside of the United States in each market's respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign currency fluctuations, particularly with respect to the Japanese yen given the amount of yen denominated debt on our balance sheet, can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

Improper distributor actions that violate laws or regulations could harm our business.

Distributor activities that violate applicable laws or regulations could result in government or third party actions against us, which could harm our business. Except in China, our distributors are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of being a distributor.  We implement strict policies and procedures to ensure our distributors comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. For example, product claims made by some of our distributors in 1990 and 1991 led to a United States Federal Trade Commission ("FTC") investigation that resulted in our entering into a consent decree with the FTC. In addition, rulings by the South Korean Federal Trade Commission and by judicial authorities against us and other companies in South Korea indicate that vicarious liability may be imposed on us for the criminal activity of our distributors. We have also seen an increase in sales aids and promotional material produced by distributors and distributor groups in some markets, increasing the burden on us to monitor compliance of such materials and increasing the risk that such materials could contain problematic product or marketing claims in violation of our policies and applicable regulations. As we expand internationally, our distributors often attempt to anticipate which markets we will open in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines or other legal action if our distributors violate applicable laws and regulations.

If we are unable to retain our existing distributors and recruit additional distributors, our revenue will not increase and may even decline.

Our products are primarily marketed by our distributors and we depend on them to generate virtually all of our revenue. Our distributors may terminate their services at any time, and, like most direct selling companies, we experience high turnover among distributors from year to year. Distributors who join to purchase our products for personal consumption or for short-term income goals frequently only stay with us for a short time. Sales Leaders who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. To increase our revenue, we must increase the number of and/or the productivity of our distributors.

We have experienced periodic declines in both Sales Leaders and Actives in the past and could experience such declines again in the future. If our initiatives do not drive growth in both our Sales Leaders and Actives, our operating results could be harmed. While we take many steps to help train, motivate, and retain distributors, we cannot accurately predict how the number and productivity of distributors may fluctuate because we rely primarily upon our Sales Leaders to find new consumers, and train and develop new Sales Leaders. Our operating results could be harmed if we, and our Sales Leaders, do not generate sufficient interest in our business to retain and motivate existing distributors and attract new distributors.

The number and productivity of our distributors could be harmed by several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in, or the technical failure of, existing or new products;

•	lack of a compelling product or income opportunity that generates interest for potential new distributors;

•	any negative public perception of our products and their ingredients;

•	any negative public perception of our distributors and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any regulatory actions or charges against us or others in our industry;

•	general economic and business conditions; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain distributors in such market.

Because our Japanese operations account for a significant part of our business, continued weakness in our business operations in Japan could harm our business.

Approximately 23% of our 2012 revenue was generated in Japan. Although our revenue in Japan increased in 2012 compared to the prior year, we have experienced local currency revenue declines in the previous several years and continue to face challenges in this market. These declines could continue or increase. Factors that could impact our results in the market include:

•	continued or increased levels of regulatory and media scrutiny and any regulatory actions taken by regulators, or any adoption of more restrictive regulations, in response to such scrutiny;

•	significant weakening of the Japanese yen;

•	increased regulatory constraints with respect to the claims we can make regarding the efficacy of our products, which could limit our ability to effectively market them;

•	inappropriate activities by our distributors and any resulting regulatory actions;

•	improper practices of other direct selling companies or their distributors that increase regulatory and media scrutiny of our industry;

•	increased weakness in the economy or consumer confidence; and

•	increased competitive pressures from other direct selling companies and their distributors who actively seek to solicit our distributors to join their businesses.

Regulatory scrutiny of the direct selling industry in Japan could harm our business if we are not able to successfully limit the number of general inquiries and complaints regarding our business received by consumer centers.

The direct selling industry in Japan continues to experience regulatory and media scrutiny. Several direct sellers in Japan have been penalized for actions of distributors that violated applicable regulations, including a prominent international direct selling company and a large Japanese direct selling company that were suspended from sponsoring activities for three months in 2008 and six months in 2009, respectively.

Over the last few years, we have received warnings from consumer centers in certain prefectures raising concerns about the number of general inquiries and complaints regarding us. Although we are implementing additional steps to reinforce our distributor compliance, education and training efforts in Japan, we cannot be sure that such efforts will be successful. If the current level of inquiries or complaints does not improve, there is an increased likelihood that the government could take action against us, including sanctions and or suspensions, or that we could receive negative media attention, all of which could harm our business.

If direct selling regulations in China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business would be significantly negatively impacted.

The government of China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on the way we do business. Most notably, the regulations include a restriction on the use of multi-level compensation, which is the basis of how we compensate distributors outside of China. We have structured our business model in China based on several factors: our interpretation of applicable regulations, the guidance we have received from government officials, our understanding of the practices of other international direct selling companies operating in China, and our understanding as to how regulators are interpreting and enforcing the regulations. In China, we operate with both independent direct sellers who can sell away from our stores as well as contractual sales promoters who can progress through various leadership positions in our sales organization and become employed sales representatives once they have achieved designated performance levels. We generally compensate our Sales Leaders at a level that is competitive with other direct selling companies in the market and reflective of the compensation of our Sales Leaders globally. The nature of the political, regulatory and legal systems in China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social order. We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations. If our business practices are found to be in violation of applicable regulations as they may be interpreted or enforced in the future, in particular our use of the sales productivity of a Sales Leader and the sales promoters and employees that such Sales Leader leads and supervises in setting his/her quarterly compensation level, then we could be sanctioned and/or required to change our business model, either of which could significantly harm our business.

Our operations in China are subject to significant government scrutiny, and we could be subject to fines or other penalties if our sales force engage in activities that violate applicable laws and regulations.

We work diligently to train our sales force in China on how our China business model differs from our global business model. However, because there are often foreign Sales Leaders performing training in China and because our global model varies significantly from our China business model, confusion can result as to how those working in China should promote the business in China. This confusion may lead to governmental reviews and investigations of our operations in China. The legal system in China provides governmental authorities with broad latitude to conduct investigations. We anticipate that our business will continue to attract significant governmental scrutiny, particularly as our business grows and the number of sales employees and contractual sales promoters continues to increase. We face a risk that future investigations may result in fines or other more significant sanctions.

Our ability to expand our business in China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in China.

We have obtained direct selling licenses in over 50 cities and districts covering 15 provinces in China. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve and is lengthy, as we are required to work with a large number of provincial, city, district and national government authorities. The complexity of the approval process as well as the government's continued cautious approach as direct selling develops in China makes it difficult to predict the timeline for obtaining these approvals. If the government's evaluation of our direct selling activities results in further delays in obtaining licenses elsewhere, or if the current processes for obtaining approvals are delayed further for any reason or are changed or are interpreted differently than currently understood, our ability to receive direct selling licenses in China and our growth prospects in this market, could be negatively impacted.

We also face lengthy timelines with respect to product registrations in China. The registration process may be particularly difficult for nutrition products classified as health foods. The process for obtaining product permits and licenses may require extended periods of time that may prevent us from being able to launch new product initiatives in China on the same timelines as other markets around the world.

If we are unable to effectively manage our rapid growth in China, our operations could be harmed.

We have experienced rapid growth in China, which could strain our ability to effectively manage our operations. We continue to focus resources to successfully manage the necessary expansion of our management team, labor force, manufacturing operations, government relations efforts, and stores and service centers. Insufficient management of such growth could result in, among other things, product delays or shortages, operating mistakes and errors, inadequate customer service, inappropriate claims or promotions by our sales force, and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. In addition, we will need to continue to attract and develop qualified management personnel to sustain growth in this market. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

Our business could be negatively impacted if we fail to execute our product launch process due to increased pressure on our supply chain, information systems and management.

Although our product launch process may vary by market, we generally introduce new products to our distributors and consumers in all markets where the products are registered, through limited-time offers in connection with global and regional distributor events. The limited-time offers typically generate significant distributor activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We typically make a new product generally available within a year following the regional limited-time offers. We currently anticipate that the size of these limited-time offers may increase as our Actives grow and the percentage of Actives participating in these limited-time offers increases. However, we cannot be sure whether these limited-time offers will continue to generate distributor interest and participation, or what the short- and long-term impact will be on our business. We may experience difficulty effectively managing growth associated with these limited-time offers. In addition, the size and condensed schedule of these global product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet global demand, we may incur higher expedited shipping costs and we may experience stockouts, which could negatively impact the enthusiasm of our distributors and consumers. Conversely, if we over forecast demand for a global product launch, we could incur increased inventory write-offs. Our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.

If our Pharmanex BioPhotonic Scanner or Galvanic Spa Systems, including our recently launched Body Spa, are determined to be medical devices in a particular geographic market or if our distributors use these products for medical purposes or make improper medical claims, our ability to continue to market and distribute such tools could be harmed.

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

The United States Food and Drug Administration (the "FDA") has refused admission of shipments of our Galvanic Spa facial units because the FDA believes it may require clearance as a medical device. While we disagree with the FDA's position, we have elected to suspend further imports of Galvanic Spa facial units. In September 2012, we filed an application for clearance of an alternative facial spa unit as a low-level medical device. We currently anticipate that this process could take nine months to a year or longer. If we face delays or challenges in getting clearance or resolving the matter with the FDA, or if we cease selling existing inventory or do not have sufficient inventory to sell while we work through these issues with the FDA, our results in the United States could be negatively impacted. In addition, if our distributors are making medical claims regarding our products or are using our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices, it could negatively impact our ability to market or sell such products.

Where necessary, obtaining medical device registrations and clearances could require us to provide documentation concerning product manufacturing and clinical utility, to make design, specification and manufacturing process modifications to meet standards imposed on medical device companies, and to modify our marketing claims regarding the registered product. While we have successfully registered the Galvanic Spa facial unit as a medical device in Indonesia, Thailand and Colombia, because medical device regulations vary widely from country to country, there can be no assurance we will not face challenges or delays in obtaining clearance in other markets, including the United States, or that we will be able to make any required modifications or provide documentation necessary to obtain clearance.  If we obtain such medical device clearance in order to sell a product in one market, such clearance may be used as precedent for requiring similar approval in another market. Such additional requirements could negatively impact the cost associated with manufacturing and selling the Galvanic Spa System as a non-medical device in those markets.

Laws and regulations may prohibit or severely restrict direct selling and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in Japan, South Korea and China are particularly burdensome. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" schemes, that compensate participants primarily for recruiting additional participants without significant emphasis on product sales. The laws and regulations in our current markets often:

•	impose order cancellations, product returns, inventory buy-backs and cooling-off rights for distributors and consumers;

•	require us, or our distributors, to register with government agencies;

•	impose caps on the amount of commissions we can pay;

•	impose reporting requirements; and

•
require that we ensure, among other things, that our distributors maintain levels of product sales to qualify to receive commissions and that our distributors are being compensated for sales of products and not for recruiting others.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult and may require significant resources. The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we are subject from time to time to government investigations in our various markets related to our direct selling activities.  This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. In addition, countries where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline.

Challenges to the form of our network marketing system could harm our business.

We may be subject to challenges by government regulators regarding the form of our network marketing system. Legal and regulatory requirements concerning the direct-selling industry generally do not include "bright line" rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. We could also be subject to challenges by private parties in civil actions. We are aware of recent civil actions against some of our competitors in the United States, including one involving a significant settlement. Recent allegations by short-sellers regarding the legality of multi-level marketing have also created intense public scrutiny of our industry.

From time to time, we receive formal and informal inquiries from various government regulatory authorities about our business and our compliance with local laws and regulations. If we are not able to resolve regulatory reviews to the satisfaction of the applicable governmental agencies, or there are any new regulatory challenges or civil actions regarding our business or others in our industry, our business could be harmed if our network marketing program is found not to be in compliance with applicable law or regulations, such actions result in the imposition of any fines or damages on our business, create adverse publicity, increase scrutiny of our industry, detrimentally affect our efforts to recruit or motivate distributors and attract consumers, or interpret laws in a manner inconsistent with our current business practices.

Government regulations relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell our products and harm our business.

Government authorities regulate advertising and product claims regarding the efficacy and benefits of our products. These regulatory authorities typically require adequate and reliable scientific substantiation to support any marketing claims.  What constitutes such reliable scientific substantiation can vary widely from market to market and there is no assurance that the research and development efforts that we undertake to support our claims will be deemed adequate for any particular product or claim.  If we are unable to show adequate and reliable scientific substantiation for our product claims, or our marketing materials or distributor marketing materials make claims that exceed the scope of allowed claims for dietary supplements, cosmetics or tools that we offer our distributors, the FDA or other regulatory authorities could take enforcement action requiring us to revise our marketing materials, amend our claims or even stop selling the products which could harm our business.

For example, the FDA recently issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity and our research and development focus on the sources of aging and gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to governmental actions or class action lawsuits, which could harm our business.

In the United States, effective December 1, 2009, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, ("Guides"), that require disclosure of material connections between an endorser and the company they are endorsing and generally do not allow marketing using atypical results. Our distributors have historically used testimonials and "before and after" photos to market and sell some of our popular products such as our ageLOC Galvanic Spa systems and ageLOC Transformation anti-aging skin care system. We intend to continue to use testimonials for our popular products, including weight loss products.  In highly regulated and scrutinized product categories such as weight loss if we or our distributors fail to comply with the Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials.

Regulations governing the registration or pre-approval of our products could harm our business.

Our products are subject to numerous domestic and foreign government agencies' and authorities' laws and extensive regulations governing the ingredients and products that may be marketed without pre-market approval and/or registration as a drug.  Many of these laws and regulations involve a high level of subjectivity, are inherently fact-based and subject to interpretation, and vary significantly from market to market. These laws and regulations can also limit the claims we can make regarding our products and often restrict our ability to introduce products or ingredients into one or more markets.

At times these laws and regulations may delay or prevent us altogether from launching a product in a market, require us to reformulate a product or limit or amend the claims made regarding a product. If these laws and regulations further restrict, inhibit or delay our ability to introduce or market our products or limit the claims we are able to make regarding our products, our business may be harmed.

For example, in the United States some legislators and industry critics have pushed for years to increase regulatory authority by the FDA over nutritional supplements. In 2011 the FDA proposed draft guidance to clarify the FDA's interpretation of the dietary ingredient notification requirements. This draft guidance is not final yet but appears to indicate that the FDA is expanding its definition of what is considered a "new dietary ingredient" in the United States. The industry is providing comments and working with the FDA to modify this guidance, however, if enacted in final form as proposed this guidance could impose new and significant regulatory barriers for our nutritional supplement products or unique ingredients, which could delay or inhibit our ability to formulate, introduce and sell nutritional supplements as we have in the past.

We face similar pressures in our other markets, including Europe, which is expected to adopt additional regulations setting new limits on acceptable maximum levels of vitamins and minerals. In Europe, for example, we are unable to market supplements that contain ingredients that were not marketed in Europe prior to May 1997 ("novel foods") without going through an extensive registration and pre-market approval process.

Such regulations in any given market can also limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. Furthermore, if we fail to comply with these regulations, we could face enforcement action against us and we could be fined, forced to alter or stop selling our products.

New regulations governing the introduction, marketing and sale of our products to consumers could harm our business.

Our operations could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our products or impose additional burdens or requirements on us in order to continue selling our products.  We have observed a general increase in regulatory activity and activism in the United States and across many markets globally where we operate and the regulatory landscape is becoming more complex with increasingly strict requirements.  If this trend continues, we may find it necessary to alter some of the ways we have traditionally marketed our products in order to stay in compliance with a changing regulatory landscape and this could add to the costs of our operations and/or have an adverse impact on our business.

Our operations could be harmed if we are found not to be in compliance with Good Manufacturing Practices.

In the United States, FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements for the nutritional supplement industry require us and our vendors to maintain good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.  The ingredient identification requirement, which requires us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, is particularly burdensome and difficult for us with respect to a product like LifePak Nano, which contains as many as 36 different ingredients. We are also required to report serious adverse events associated with consumer use of our products. Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations or public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products.  In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

The loss of suppliers or shortages in ingredients could harm our business.

We acquire ingredients and products from two suppliers that each currently manufactures a significant portion of our Nu Skin personal care products.  In addition, we currently rely on two suppliers for a majority of our Pharmanex nutritional supplement products. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In addition, we obtain some of our products, including our ageLOC Galvanic Spa systems, from sole suppliers that own or control the product formulations, ingredients, or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding ingredients that are comparable in quality and price. Some of our nutritional products, including g3 juice, incorporate natural products that are only harvested once a year and may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

Product diversion to certain markets, including China, may have a negative impact on our business.

From time to time, we see our products being sold through online or other distribution channels in certain markets.  Although we have taken steps to try to control this activity, particularly for products sold in China, product diversion continues to be a challenge.  Product diversion causes confusion regarding our distribution channels and negatively impacts our distributors' ability to sell our products. It also creates a negative impression regarding the viability of the business opportunity for our distributors and sales representatives, which can harm our ability to recruit new distributors and sales representatives. Product diversion schemes may also involve illegal importation, investment or other activities. If we are unable to effectively address this issue or if diversion increases, our business could be harmed.

Changes to our sales compensation plan could be viewed negatively by some distributors, could fail to achieve desired long-term results and have a negative impact on revenue.

Our sales compensation plan includes some components that differ from market to market. We modify components of our sales compensation plan from time to time to keep our sales compensation plan competitive and attractive to existing and potential distributors, to address changing market dynamics, to provide incentives to distributors that we believe will help grow our business, to conform to local regulations and to address other business needs. Because of the size of our distributor force and the complexity of our sales compensation plan, it is difficult to predict how such changes will be viewed by distributors and whether such changes will achieve their desired results. For example, certain changes we made to our sales compensation plan in the past, which were successful in several markets, did not achieve anticipated results in certain other markets and negatively impacted our business.

Production difficulties, quality control problems and inaccurate forecasting could harm our business.

Production difficulties and quality control problems and our reliance on third party suppliers to deliver quality products in a timely manner could harm our business. Occasionally, we have experienced production difficulties with respect to our products, including the import or export of ingredients and delivery of products that do not meet our specifications and quality control standards. These quality problems have in the past, and could in the future, result in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

Adverse publicity concerning our business, marketing plan, products or people could harm our business and reputation.

Growth in our distributors and consumers and our results of operations can be particularly impacted by adverse publicity regarding us, the nature of our sales network, our products or the actions of our distributors and employees. Specifically, we are susceptible to adverse publicity concerning:

•	suspicions about the legality and ethics of network marketing;

•	the safety or effectiveness of ingredients in our or our competitors' products;

•	recent allegations that four of our products contained lead amounts in excess of amounts that would require consumer warnings in California under Proposition 65;

•	regulatory investigations of us, our competitors and our respective products;

•	the actions of our current or former distributors and employees; and

•	public perceptions of the direct selling industry or the nutritional or personal care industry generally.

In addition, in the past we have experienced negative publicity that has harmed our business in connection with regulatory investigations and inquiries.  Critics of our industry, short sellers and other individuals who want to pursue an agenda, have in the past and may in the future utilize the Internet, the press and other means to publish criticisms of the industry, our company and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. We or others in our industry may receive similar negative publicity or allegations in the future, and it may harm our business and reputation.

Non-compliance with anti-corruption laws could harm our business.

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). Any allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines, and other penalties. Although we have implemented anti-corruption policies, controls and training globally to protect against violation of these laws, we cannot be certain that these efforts will be effective. We are aware that one of our competitors is under investigation in the United States for allegations that its employees violated the FCPA in China and other markets. If this investigation causes adverse publicity or increased scrutiny of our industry, our business could be harmed.

Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.

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

Our success depends to a significant degree upon the continued contributions of our senior and regional management, many of whom would be difficult to replace. We currently have expatriates serving in key management positions in certain markets, including Japan.  Our senior and regional management employees may voluntarily terminate their employment with us at any time. In addition, we will need to continue to attract and develop qualified management personnel to sustain growth in our markets. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

Inability of products and other initiatives to gain or maintain distributor and market acceptance could harm our business.

Our operating results could be adversely affected if our business opportunities and incentives, products and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products and the difficulties in anticipating changes in consumer tastes and buying preferences. In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. There can be no assurance that our initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating Sales Leaders to remain engaged in business building and developing new Sales Leaders. Some initiatives may have unanticipated negative impacts on our distributors, particularly changes to our sales compensation plan. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative. In addition, if any of our products fail to gain distributor acceptance, we could see an increase in returns.

The loss of key distributors could negatively impact our growth and our revenue.

As of December 31, 2012, we had a global network of nearly 950,000 Actives.  More than 51,000 of our Actives were Sales Leaders.  Less than 1,000 Sales Leaders occupied the highest distributor level under our global sales compensation plan as of that date. These Sales Leaders, together with their extensive sales networks, generate substantially all of our revenue. As a result, the loss of a high-level Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

As a U.S. company doing business in international markets through subsidiaries, we are subject to various tax and intercompany pricing laws, including those relating to the flow of funds between our company and our subsidiaries. From time to time, we are audited by tax regulators in the United States and in our foreign markets. If regulators challenge our tax positions, corporate structure, transfer pricing mechanisms or intercompany transfers, we may be subject to fines and payment of back taxes, our effective tax rate may increase and our operations may be harmed. Tax rates vary from country to country, and, if tax authorities determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which will increase our effective tax rate. For example, our federal corporate income tax rate in the United States is 35%. If our profitability in a higher tax jurisdiction, such as Japan where our tax rate in 2012 was approximately 46%, increases disproportionately to the rest of our business, our effective tax rate may increase. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of government agencies. We have experienced increased efforts by customs authorities in some countries to reclassify our products or otherwise increase the level of duties we pay on our products.  Despite our efforts to be aware of and comply with such laws, and changes to and interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to such changes, and as a result, our business may suffer. In addition, due to the international nature of our business, we are subject from time to time to reviews and audits by foreign taxing authorities of other jurisdictions in which we conduct business throughout the world.

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

As of December 31, 2012, our principal properties consist of distribution centers where offices are located and where finished merchandise is packed and shipped to distributors in fulfillment of their orders, our worldwide headquarters, three research and development facilities and manufacturing facilities and approximately 40 stores in China.  Additionally, we also use third party manufacturers to manufacture certain of our products. As a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. For example, the earthquake and tsunami in 2011 disrupted our operations in Japan and negatively impacted our operating results. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or that of our third party manufacturers could have a material adverse effect on our business, results of operations and financial condition.

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

The markets for our products are intensely competitive. Our results of operations may be harmed by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. For example, our Nu Skin products compete directly with branded, premium retail products. We also compete with other direct selling organizations. Because of regulatory restrictions concerning claims about the efficacy of personal care products and dietary supplements, we may have difficulty differentiating our products from our competitors' products, and competing products entering the personal care and nutritional market could harm our revenue.

We also compete with other direct selling companies to attract and retain our distributors and consumers. Some of these competitors have a longer operating history and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global sales compensation plan. Consequently, to successfully compete in this industry, and attract and retain our distributors and consumers, we must ensure that our business opportunities and sales compensation plan is financially rewarding. We believe we have significant competitive advantages, but we cannot assure that we will be able to continue to successfully compete in this industry.
We may incur product liability claims that could harm our business.

We sell products for human consumption and use.  Our dietary supplement products consist of vitamins, minerals and botanicals and other ingredients that are classified as foods or dietary supplements.  Our personal care products are cosmetic and other beautifying products intended to be used on the body and skin.  These products are not generally subject to pre-market approval or registration processes so we cannot rely upon a government safety panel to qualify or approve our products for use, and some ingredients may not have long histories of human consumption or use. We rely upon published and unpublished safety information including clinical studies on ingredients used in our products and conduct our own clinical studies on some key ingredients and products, but not all products. A product may be safe for the general population when consumed or used as directed but could cause an adverse reaction for a person who has a health condition or allergies, or who is taking a prescription medication.  While we include what we believe are adequate instructions and warnings and we have historically had low numbers of reported reactions, previously unknown adverse reactions could occur.
As a result of the type of products that we sell we may be subject to various product liability claims, including that the products failed to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, or the products include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies. Product liability claims could increase our costs, and adversely affect our business and financial results.  As we continue to offer an increasing number of new products through larger scale limited-time offers our product liability risk may increase.
If our distributors or employees provide improper or inappropriate advice regarding our products, their appropriate use or safety, we may be subject to additional product liability.
We have elected to self-insure our product liability risks.  We continue to periodically evaluate whether we can and should obtain product liability insurance. Based upon our current approach to product liability risk management if any of our products are found to cause any injury or damage or we become subject to product liability claims, we will be subject to the full amount of liability associated with any injuries or damages. This liability could be substantial and may exceed our existing reserves and harm our business.

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

We are currently involved in two separate disputes with customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products. The first dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2002 through June 2005. In March 2011, the Tokyo District Court upheld the additional assessments. As a result of this decision, we recorded an expense for the full amount of the disputed assessments, or $32.8 million, in the first quarter of 2011. We appealed the matter to the Tokyo High Court, which upheld the decision of the Tokyo District Court in November 2012. We continue to disagree with this decision and have appealed the matter to the Supreme Court of Japan. The second dispute in Japan relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 4.0 billion Japanese yen as of December 31, 2012 (approximately $46.7 million), net of any recovery of consumption taxes. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. We are now pursuing this matter in Tokyo District Court. Any adverse rulings in these matters could materially impact our results. Please refer to Item 3. "Legal Proceedings" for more information regarding these litigation matters.

In addition, our intellectual property may infringe on the rights of others, resulting in costly litigation. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merit. Other companies or individuals may allege that we, or our distributors, consumers, licensees or other parties indemnified by us infringe on their intellectual property rights. Even if we believe that such claims are without merit, defending such intellectual property litigation can be costly, distract management's attention and resources, and the outcome is inherently uncertain. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Any of these results may adversely affect our financial condition.

If we are unable to protect our intellectual property rights, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with our employees, distributors, consumers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property rights may not be sufficient to permit us to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. In addition, the laws of certain foreign countries, including emerging markets such as China, may not protect our intellectual property rights to the same extent as the laws of the United States.  The costs required to protect our patents and trademarks may be substantial. We have filed patent applications to protect our intellectual property rights in our new technologies, however, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. Moreover, many of our products rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

To enforce and protect our intellectual property rights, we may initiate litigation against third parties, such as patent infringement suits or interference proceedings. Any lawsuits that we initiate could be expensive, take significant time and divert management's attention from other business concerns. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may adversely affect our financial condition.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our products could be adversely affected.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, scientific advisors and third parties. Our employees may leave to work for competitors.  These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our current or former employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and adversely affect our financial condition.

We may be subject to claims that we, or our employees, have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of our employees' former employers.

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

From time to time we review acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Acquisitions may entail numerous risks, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses and disruption to our direct selling channel;

•	diversion of management's attention from our core business;

•	adverse effects on existing business relationships with our suppliers, distributors and consumers; and

•	risks of entering markets in which we have limited or no prior experience.

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.

Any failure of our internal controls over financial reporting or our compliance efforts could harm our stock price and our financial and operating results or could result in fines or penalties.

We have implemented internal controls to help ensure the accuracy of our financial reporting and have implemented compliance policies and programs to help ensure that our employees and distributors comply with applicable laws and regulations.  Our internal audit team regularly audits our internal controls and various aspects of our business and we regularly assess the effectiveness of our internal controls.  There can be no assurance, however, that these internal or external assessments and audits will identify all significant or material weaknesses in our internal controls.  Any failure to correct a weakness in internal controls could result in the disclosure of a material weakness. If a material weakness results in a material misstatement in our financial results, we may also have to restate our financial statements.

From time to time, we initiate further investigations into our business operations based on the results of these audits or complaints, questions, or allegations made by employees or other parties regarding our business practices and operations.  In addition, our business and operations may be investigated by applicable government authorities.  In the event any of these investigations identify material violations of applicable laws by our employees or our distributors, we could be subject to adverse publicity, fines, penalties or loss of licenses or permits.

System failures could harm our business.

With global operations and a complex sales compensation plan, our business is highly dependent on efficiently functioning information technology systems. Our systems may be damaged or disrupted by fires, floods, earthquakes or other natural disasters, telecommunications failures, break-ins, sabotage, intentional acts of vandalism and similar misconduct. We have adopted and implemented a Business Continuity/Disaster Recovery Plan. Our data is archived and stored at third-party secure sites and we have recovery sites for certain critical data and operations. Growth in our business could also strain our systems. There can be no assurance that our systems will not be significantly damaged or disrupted or that our systems will be adequate to meet our future business needs.

Epidemics and other crises could negatively impact our business.

Due to the person-to-person nature of direct selling, our results of operations could be harmed if the fear of a communicable and rapidly spreading disease or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. For example, a SARS epidemic in Asia negatively impacted our revenue in 2003. It is difficult to predict the impact on our business, if any, of a recurrence of SARS, the emergence of new epidemics, or other crises. In addition, most of our Pharmanex nutritional supplement revenue is generated from products that are encapsulated in bovine- and/or porcine-sourced gel capsules. If we experience production difficulties, quality control problems, or shortages in supply in connection with bovine or porcine related health concerns, this could result in additional risk of product shortages or write-offs of inventory. We may be unable to introduce our products in some markets if we are unable to obtain the necessary regulatory approvals or if any product ingredients are prohibited, which could harm our business.

The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

Our Class A common stock closed at $30.08 per share on January 31, 2011 and closed at $42.36 per share on January 31, 2013. During this two-year period, our Class A common stock traded as low as $27.50 per share and as high as $62.02 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

•	fluctuations in our quarterly operating results;

•	the sale of shares of Class A common stock by significant stockholders;

•	general trends in the market for our products;

•	acquisitions by us or our competitors;

•	economic or currency exchange issues in markets in which we operate;

•	changes in estimates of our operating performance or changes in recommendations by securities analysts;

•	speculative trading, including short selling and options trading;

•	rumors or publicity related to our business, products or industry; and

•	general business and political conditions.

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

None.

ITEM 2.                          PROPERTIES

Our principal properties consist of the following:

Operational Facilities.  These facilities include administrative offices, walk-in centers, and warehouse/distribution centers.  Our operational facilities measuring 30,000 square feet or more include the following:

•	our worldwide headquarters in Provo, Utah;

•	our worldwide distribution center/warehouse in Provo, Utah; and

•	our distribution center in Tokyo, Japan.

Manufacturing Facilities.  Each of our manufacturing facilities measure 30,000 square feet or more, and include the following:

•	our nutritional supplement manufacturing facility in Zhejiang Province, China;

•	our personal care manufacturing facility in Shanghai, China;

•	our VitaMeal manufacturing facility in Jixi, Heilongjiang Province, China;

•	our herbal extraction facility in Zhejiang Province, China;

•    our scanner assembly and maintenance facility in Shanghai, China.

Stores.  As of December 31, 2012, we operated approximately 40 stores throughout China.

Research and Development Centers.  We operate three research and development centers, one in Provo, Utah, one in Shanghai, China, and one in Beijing, China.  In 2011, we began construction on state-of-the-art innovation centers at our corporate headquarters in Provo, Utah and our Greater China regional headquarters in Shanghai, China. We believe the Provo and Shanghai facilities will be substantially completed in 2013.

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

ITEM 3.  LEGAL PROCEEDINGS

Japan Customs

We are currently involved in two separate disputes with customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products. The first dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2002 through June 2005. The dispute relates to whether we used the proper valuation method for these products in determining the applicable customs duties. The primary legal issue in the case is whether the relevant import transaction is a sale between our third party manufacturers and our Japan subsidiary, or a sale between our United States subsidiary and our Japan subsidiary. In 1999, we worked with the Yokohama Customs authorities to restructure the form of the relevant transactions in order to have the import transaction be a sale between our third party manufacturers and our Japan subsidiary, and thus have the duties assessed on the price paid to our third party manufacturers. With the input and guidance of the Yokohama Customs authorities, we restructured the form of the transaction and the agreements between the relevant parties based on these discussions so that our United States subsidiary would be acting on behalf of our Japan subsidiary with respect to the purchase of these products rather than as a buyer/seller. Our Japan subsidiary entered into a Memorandum of Understanding with each of our third party manufacturers of the relevant products, which provided that our Japan subsidiary was the purchaser of the products and that our United States subsidiary was acting for and on behalf of our Japan subsidiary with respect to these products. Our Japan subsidiary also entered into a Memorandum of Understanding with our United States subsidiary documenting the same agency relationship. We believe that these legal documents establish that our United States subsidiary was acting as an agent and not buyer and seller of the relevant products. The additional assessment of duties by Yokohama Customs was based on its re-characterization of the transaction as a sale between our United States subsidiary and our Japan subsidiary for custom law purposes despite the legal form of the transaction. We do not believe the legal documentation supports the re-characterization of these transactions. We filed a complaint in the Tokyo District Court Civil Action Section in December 2006 to reverse the additional assessments. In March 2011, the Tokyo District Court denied our complaint and upheld the additional assessments. As a result of this decision, we recorded an expense for the full amount of the disputed assessments, or $32.8 million, in the first quarter of 2011. The charge was a non-cash item, as we were previously required to pay the assessments. We appealed the matter to the Tokyo High Court, which upheld the decision of the Tokyo District Court in November 2012. We continue to disagree with this decision and have appealed the matter to the Supreme Court of Japan.

The second dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 4.0 billion Japanese yen as of December 31, 2012 (approximately $46.7 million), net of any recovery of consumption taxes.  Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In May 2011, we received notice that the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance's administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. Because we believe that the higher rate determined by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. If we are unsuccessful in recovering the amounts assessed and paid, we will likely record a non-cash expense for the full amount of the disputed assessments.

Lazerson, Craig & Harper

In September 2011, Elizabeth Craig ("Craig") and Brady Harper ("Harper") filed suit against us and our subsidiaries in the Utah Fourth District Court for malicious prosecution, abuse of criminal process, defamation and intentional infliction of emotional distress.  In aggregate, the proposed complaint would seek damages in excess of approximately $42 million and punitive damages in the amount of $200 million.  We believe the complaint is without merit and intend to vigorously defend ourselves.  In August 2011, we filed suit in the Utah Fourth District Court against Scott Lazerson ("Lazerson") and Nu Lite Sales, LLC ("Nu Lite"), an entity owned by Craig and Harper, alleging fraud, negligent misrepresentation, conversion and unjust enrichment and seeking declaratory and equitable relief.  A counterclaim was filed by Nu Lite that includes factual allegations similar to those set forth in the complaint filed on behalf of Craig and Harper.  The counterclaim alleges conversion and tortious interference with prospective business relations, and seeks aggregate damages in excess of $2 million and punitive damages in the amount of $20 million.  We believe the counterclaim is without merit.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a negative material effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "NUS."  The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2011and 2012 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2011	$33.08	$27.50
June 30, 2011	39.35	28.53
September 30, 2011	46.93	35.44
December 31, 2011	51.67	37.67

Quarter Ended	High	Low

March 31, 2012	$62.02	$45.50
June 30, 2012	60.14	40.00
September 30, 2012	56.52	36.20
December 31, 2012	49.01	32.36

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

The closing price of our Class A common stock on January 31, 2013, was $42.36.  The approximate number of holders of record of our Class A common stock as of January 31, 2013 was 542.  This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

We declared and paid a $0.135 per share quarterly dividend for Class A common stock in March and June 2011, a $0.16 per share quarterly dividend in September and December of 2011, and a $0.20 per share dividend for Class A common stock in March, June, September and December of 2012.  The board of directors has approved an increased quarterly cash dividend of $0.30 per share of Class A common stock to be paid on March 13, 2013, to stockholders of record on February 22, 2013.  Annually, this would increase the dividend to $1.20 from $0.80 in the prior year. Management believes that cash flows from operations will be sufficient to fund this and future dividend payments, if any.

We currently expect to continue to pay dividends on our common stock.  However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)

October 1 – 31, 2012	42,500	$39.94	42,500	$155.5
November 1 – 30, 2012	175,000	44.27	175,000	144.4
December 1 – 31, 2012	280,000	44.31	280,000	135.3
Total	497,500	43.92	497,500

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $735.0 million was authorized as of December 31, 2012. As of December 31, 2012, we had repurchased approximately $599.7 million of shares under the plan. On May 1, 2012, our board of directors authorized a $250.0 million extension of our ongoing share repurchase authorization, which is included in the total authorized. There has been no termination or expiration of the plan since the initial date of approval.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A Common Stock with the cumulative total return of the S&P 500 Index, a market-weighted index of publicly traded peers (the " Peer Group") for the period from December 31, 2007 through December 31, 2012. The graph assumes that $100 was invested in each of the Class A Common Stock, the S&P 500 Index, and each of the indexes of publicly traded peers on December 31, 2007 and that all dividends were reinvested. The Peer Group consists of the following companies, which compete in our industry and product categories: Avon Products, Inc., Estee Lauder, Tupperware Corporation, Herbalife LTD., USANA Health Sciences, Inc., Nature's Sunshine Products, Inc., Weight Watchers International, Inc., Mannatech, Inc. and Elizabeth Arden, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Nu Skin Enterprises, Inc., the S&P 500 Index, and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
Nu Skin Enterprises, Inc.
S&P 500
Peer Group

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Measured Period	Nu Skin	S&P 500 Index	Peer Group Index
December 31, 2007	100.00	100.00	100.00
December 31, 2008	65.45	63.00	63.34
December 31, 2009	173.84	79.67	88.57
December 31, 2010	199.28	91.67	109.48
December 31, 2011	324.82	93.61	115.87
December 31, 2012	252.16	108.59	109.54

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 have been derived from the audited consolidated financial statements:

	Year Ended December 31,
	2008	2009	2010	2011		2012
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$1,247,646	$1,331,058	$1,537,259	$1,743,991		$2,169,664
Cost of sales	228,597	243,648	272,431	322,624	(1)	353,152
Gross profit	1,019,049	1,087,410	1,264,828	1,421,367		1,816,512
Operating expenses:
Selling expenses	533,151	559,605	646,348	751,448		970,219
General and administrative expenses	360,470	369,368	401,418	436,177		505,449
Restructuring charges	—	10,724	—	—		—
Total operating expenses	893,621	939,697	1,047,766	1,187,625		1,475,668
Operating income	125,428	147,713	217,062	233,742		340,844
Other income (expense), net	(24,775)	(6,589)	(9,449)	(6,973)		4,398
Income before provision for income taxes	100,653	141,124	207,613	226,769		345,242
Provision for income taxes	35,306	51,279	71,562	73,439		123,597
Net income	$65,347	$89,845	$136,051	$153,330		$221,645
Net income per share:
Basic	$1.03	$1.42	$2.18	$2.47		$3.66
Diluted	$1.02	$1.40	$2.11	$2.38		$3.52
Weighted-average common shares outstanding (000s):
Basic	63,510	63,333	62,370	62,066		60,600
Diluted	64,132	64,296	64,547	64,546		63,025

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$114,586	$158,045	$230,337	$290,701		$333,403
Working capital	124,036	152,731	206,078	288,916		279,300
Total assets	709,772	748,449	892,224	990,956		1,152,907
Current portion of long-term debt	30,196	35,400	27,865	28,608		39,019
Long-term debt	158,760	121,119	133,013	107,944		154,963
Stockholders' equity	316,180	375,687	471,249	574,236		590,612
Cash dividends declared	0.44	0.46	0.50	0.59		0.80

Supplemental Operating Data (at end of period):
Approximate number of Actives(2)	761,000	761,000	799,000	855,000		946,000
Number of Sales Leaders(3)	30,588	32,939	35,676	41,816		51,790

(1)	Includes $32.8 million related to an adverse decision in the Japan customs litigation.

(2)	"Actives" are persons who purchased products directly from the company during the previous three months.

(3)	"Sales Leaders" are persons who have completed and who maintain specified sales requirements. Sales Leaders include our independent distributors who have completed and who maintain specified sales requirements, and our sales employees and contractual sales promoters in China, who have completed certain qualification requirements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operation should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, which are included in this Annual Report on Form 10-K.

Overview
We are a leading, global direct selling company with operations in 53 markets worldwide.  We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex category brands, respectively.  Over the last several years, we have introduced new Pharmanex nutritional supplements and Nu Skin personal care products under our ageLOC anti-aging brand. We strive to secure competitive advantage in four key areas: our people, our products, the culture we promote, and the business opportunities we offer. As of December 31, 2012, we had nearly 950,000 active distributors and consumers who purchased products directly from the company during the previous three months ("Actives").  More than 51,000 of our Actives were qualified sales leaders ("Sales Leaders"), who are the core of our sales network and play a key role in the growth and development of our business. In 2012, we posted record revenue of $2.2 billion.  Revenue in 2012 grew 24%, driven by sustained interest in our product portfolio, including our ageLOC anti-aging products, growth in Sales Leaders and Actives, and alignment around our product launch process. Approximately 89% of our 2012 revenue came from markets outside the United States.  While we have become more geographically diverse over the past decade, Japan, our largest revenue market, accounted for approximately 23% of our 2012 total revenue.  Due to the size of our foreign operations, our results are often impacted by foreign currency fluctuations.  In addition, our results are generally impacted by global economic, political, demographic and business trends and conditions.

Our revenue depends on the number and productivity of our Sales Leaders and Actives.  We have been successful in attracting and motivating our distributors by:
•    developing and marketing innovative, technologically and scientifically advanced products;

•	providing compelling initiatives and strong support; and

•    offering attractive incentives that motivate our distributors to build sales organizations.

Our distributors market and sell our products and recruit others based on the distinguishing benefits and innovative characteristics of our products.  As a result, it is vital to our business that we continuously leverage our research and development resources to develop and introduce innovative products and provide our distributors with an attractive portfolio of products.  Since 2008, we have successfully introduced a suite of innovative ageLOC anti-aging skin care and nutritional products, including our ageLOC Transformation daily skin care system, Galvanic Spa Gels with ageLOC, ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion, ageLOC Vitality and ageLOC R2 anti-aging nutritional supplements. We are developing additional ageLOC anti-aging products for the future, including a new ageLOC weight management system. We currently plan to introduce our new ageLOC weight management system in the second half of 2013. We also offer unique initiatives, products, and business tools, such as our ageLOC Galvanic Spa Systems and Pharmanex BioPhotonic Scanner, to help distributors effectively differentiate our earnings opportunity and product offerings.  Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our number of Actives and Sales Leaders.

Although our product launch process may vary by market, we generally introduce new products to our distributors and consumers in all markets where the products are registered, through limited-time offers in connection with global and regional distributor events. The limited-time offers typically generate significant distributor activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We believe our product launch process attracts new people to our business, driving growth in our Sales Leaders and Actives. For example, limited-time offers of ageLOC R2 and ageLOC Body Spa and related products in connection with a series of regional events generated approximately $122 million in our Greater China region and $68 million in our South Asia/Pacific region during the second and third quarters of 2012. We typically make a new product generally available within a year following the regional limited-time offers. We currently plan to introduce a new ageLOC weight management system in most of our markets through a global limited-time offer in the second half of 2013, followed by regional limited-time offers in most of our markets during the following year. We currently anticipate that the size of these limited-time offers may increase as our Actives grow and the percentage of Actives participating in these limited-time offers increases. However, we cannot be sure whether these limited-time offers will continue to generate distributor interest and participation, or what the short- and long-term impact will be on our business. We may experience difficulty effectively managing growth associated with these limited-time offers. In addition, the size and condensed schedule of these global product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet global demand, we may incur higher expedited shipping costs and we may experience stockouts, which could negatively impact the enthusiasm of our distributors and consumers. Conversely, if we over forecast demand for a global product launch, we could incur increased inventory write-offs. Our order processing systems could also have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.

Our global sales network helps us to rapidly introduce products and penetrate our markets with modest up-front promotional expense.  Similar to other companies in our industry, we experience a high level of turnover among our distributors.  As a result, it is important that we regularly introduce innovative and compelling products and initiatives in order to maintain a compelling business opportunity that will attract new people to our business.  We have also developed, and continue to promote in many of our markets, product subscription and loyalty programs that provide incentives for consumers to commit to purchase a specific amount of products on a monthly basis.  All purchases under these programs are subject to our standard product payment and return policies. We believe these subscription and loyalty programs have improved consumer retention, have had a stabilizing impact on revenue, and have helped generate recurring sales.  Subscription and loyalty programs represented 58% of our non-limited-time offer revenue in 2012.

Our business is subject to various laws and regulations globally, particularly with respect to network marketing activities, cosmetics, and nutritional supplements.  Accordingly, we face certain risks, including any improper claims or activities of our distributors or any inability to obtain or maintain necessary product registrations.

Income Statement Presentation

We report revenue in five geographic regions and we translate revenue from each market's local currency into U.S. dollars using weighted-average exchange rates.  The following table sets forth revenue information by region for the periods indicated.  This table should be reviewed in connection with the tables presented under "Results of Operations," which disclose selling expenses and other costs associated with generating the aggregate revenue presented.

Revenue by Region

	Year Ended December 31,
(U.S. dollars in millions)	2010		2011		2012

North Asia	$686.1	45%	$751.2	43%	$794.8	37%
Greater China	268.2	17	341.9	20	570.7	26
South Asia/Pacific	182.8	12	236.2	14	330.3	15
Americas	250.0	16	252.0	14	288.7	13
EMEA	150.2	10	162.7	9	185.2	9
	$1,537.3	100%	$1,744.0	100%	$2,169.7	100%

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

We source the majority of our products from third-party manufacturers located in the United States.  Due to Chinese government restrictions on the importation of finished goods applicable to the current scope of our business in China, we are required to manufacture the bulk of our own products for distribution in China. Cost of sales and gross profit, on a consolidated basis, may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party suppliers.  In addition, because we purchase a significant majority of our goods in U.S. dollars and recognize revenue in local currencies, our gross margin is subject to exchange rate risks.  Because our gross margins vary from product to product and due to higher pricing in some markets such as Japan, changes in product mix and geographic revenue mix can impact our gross margin, on a consolidated basis.

Selling expenses are our most significant expense and are classified as operating expenses.  Selling expenses include sales commissions paid to our distributors, costs for incentive trips and other rewards, as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in China. Our global sales compensation plan, which we employ in all our markets, except China, is an important factor in our ability to attract and retain distributors.  Under our global sales compensation plan, Sales Leaders can earn "multi-level" compensation, where they earn commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on sales materials, which are sold to distributors at or near cost.  Small fluctuations occur in the amount of commissions paid as the network of distributors actively purchasing products changes from month to month.  However, with nearly 950,000 Actives and 51,000 Sales Leaders, the fluctuation in the overall payout is relatively small.  The overall compensation has typically averaged between 41% and 45% of global product sales.  From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate distributors and develop leadership characteristics, which can have an impact on selling expenses.

Distributors also have the opportunity to make profits by purchasing products from us at a discount and selling them to consumers with a mark-up.  We do not account for nor pay additional commissions on these mark-ups received by distributors.  In many markets, we also allow individuals who are not distributors, whom we refer to as "preferred customers," to buy products directly from us at a discount. We pay commissions on preferred customer purchases to the referring distributors.

General and administrative expenses include:

•    wages and benefits;

•    rents and utilities;

•    depreciation and amortization;

•    promotion and advertising;

•    professional fees;

•    travel;

•    research and development; and

•    other operating expenses.

Labor expenses are the most significant portion of our general and administrative expenses.  Promotion and advertising expenses include costs of distributor conventions held in various markets worldwide, which we expense in the period in which they are incurred.  Because our various distributor conventions are not held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter.  For example, we held our global convention in October 2011 and will have another global convention in the fall of 2013 as we currently plan to hold a global convention every other year.  In addition, we hold regional conventions and conventions in our major markets at different times during the year.  These conventions have significant expenses associated with them.  Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate.  For example, statutory tax rates in 2012 were approximately 16.5% in Hong Kong, 17% in Taiwan, 24.2% in South Korea, 46.1% in Japan and 25% in China.  We are subject to taxation in the United States at the statutory corporate federal tax rate of 35% and we pay taxes in multiple states within the United States at various tax rates.  Our overall effective tax rate was 35.8% for the year ended December 31, 2012.

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

Revenue. We recognize revenue when products are shipped, which is when title and risk of loss pass to our independent distributors and preferred customers who are our consumers. With some exceptions in various countries, we offer a return policy whereby distributors can return unopened and unused product for up to 12 months subject to a 10% restocking fee.  Reported revenue is net of returns, which have historically been less than 5% of annual revenue.  A reserve for product returns is accrued based on historical experience.  We classify selling discounts as a reduction of revenue.  Our selling expenses include commissions paid under our global sales compensation plan, which is focused on remunerating distributors based primarily upon the selling efforts of the distributors and/or the volume of products purchased by their sales organization, and not their personal purchases.

Through our product subscription and loyalty programs, which can vary from market to market, participants who commit to purchase on a monthly basis receive a discount from suggested retail or wholesale prices, as applicable. We apply this discount at the time of each purchase and not through a larger discount on the initial purchase. Participants may cancel their commitment at any time, however some markets charge a one-time early cancellation fee. All purchases under these programs are subject to our standard product payment and return policies. In accordance with ASC 605-50, we classify selling discounts and rebates, as a reduction of revenue at the time the sale is recorded.

Income Taxes.  We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions among our affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of December 31, 2012, we had net deferred tax assets of $35.6 million.  These net deferred tax assets assume sufficient future earnings will exist for their realization, as well as the continued application of current tax rates.  In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  During 2011, we entered into a closing agreement with the United States Internal Revenue Service (the "IRS") for all adjustments for the 2005 through 2008 tax years.  As a result of entering into the closing agreement, we are no longer subject to tax examinations from the IRS for years before 2009. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2005.  In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP").  The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We have elected to participate in the CAP program for 2013 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time.  In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2006.  Along with the IRS examination, we are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

At December 31, 2012, we had $9.0 million in unrecognized tax benefits of which $3.8 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2011, we had $7.4 million in unrecognized tax benefits of which $3.1 million, if recognized, would affect the effective tax rate. During each of the years ended December 31, 2011 and 2012 we recognized approximately $(0.8) million and $0.3 million in interest and penalties expenses/(benefits), respectively. We had approximately $1.6 million, $0.8 million and $1.1 million of accrued interest and penalties related to uncertain tax positions at December 31, 2010, 2011 and 2012, respectively.  Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2010	2011	2012

Revenue	100.0%	100.0%	100.0%
Cost of sales	17.7	18.5 *	16.3

Gross profit	82.3	81.5	83.7

Operating expenses:
Selling expenses	42.1	43.1	44.7
General and administrative expenses	26.1	25.0	23.3

Total operating expenses	68.2	68.1	68.0

Operating income	14.1	13.4	15.7
Other income (expense), net	(0.6)	(0.4)	0.2

Income before provision for income taxes	13.5	13.0	15.9
Provision for income taxes	4.6	4.2	5.7

Net income	8.9%	8.8%	10.2%

*Includes $32.8 million related to an adverse decision in the Japan customs litigation.

2012 Compared to 2011

Overview

Revenue in 2012 increased 24% to $2.2 billion from $1.7 billion in 2011.  Our revenue growth in 2012 was driven by sustained interest in our product portfolio, including our ageLOC anti-aging products, as well as growth in our Sales Leaders and Actives. Since 2008, we have successfully introduced a suite of innovative ageLOC anti-aging skin care and nutritional products, including our ageLOC Transformation anti-aging skin care system, ageLOC Edition Galvanic Spa System II, Galvanic Spa Gels with ageLOC, and ageLOC Vitality nutritional supplement. Limited-time offers of ageLOC R2 and ageLOC Body Spa and related products in connection with a series of regional events generated approximately $122 million in our Greater China region and $68 million in our South Asia/Pacific region during the second and third quarters of 2012. We currently plan to introduce an ageLOC weight management system in most of our markets through a global limited-time offer in the second half of 2013, followed by regional limited-time offers in most of our markets during the following year. Foreign currency exchange fluctuations had a 1% negative impact on revenue in 2012 compared to 2011. Globally, our Sales Leaders and Actives grew 24% and 11%, respectively, compared to the prior-year period.

Earnings per share in 2012 increased to $3.52, compared to $2.38 in 2011, or $2.69 excluding charges of $32.8 million associated with the 2011 Japan customs ruling, discussed below under Gross Profit, on a diluted basis. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below.  The increase in earnings is largely the result of increased revenue, as discussed above, coupled with improved margins and controlled expenses.

Revenue

North Asia.  The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2011	2012	Change

Japan	$472.5	$497.3	5%
South Korea	278.7	297.5	7%
North Asia total	$751.2	$794.8	6%

Foreign currency fluctuations negatively impacted revenue by less than 1% in this region compared to the prior-year period.

Excluding the impact of foreign currency fluctuations, revenue in Japan increased 6% in 2012, compared to 2011.  This growth was driven in part by a very successful regional limited-time offer of our ageLOC Galvanic Body Spa and related products in the second half of 2012. We also introduced our ageLOC R2 in Japan through a regional limited-time offer in the first quarter of 2012. Actives in Japan decreased 4%, while Sales Leaders increased 6%, compared to the prior year. The direct selling environment in Japan continues to be difficult due to a general decline of the direct selling industry and regulatory and media scrutiny over the last several years. As a result of this scrutiny, we continue to focus on distributor compliance and have also been cautious in both our corporate and our distributor's marketing activities.

Local currency growth of 8% in South Korea in 2012, compared to the prior year, reflects continued growth in Actives and Sales Leaders, interest generated by our ageLOC products and alignment with our product launch process. We introduced our ageLOC R2 anti-aging nutritional supplements and ageLOC Galvanic Body Spa and related products in South Korea through regional limited-time offers in the first and fourth quarters of 2012, respectively. We believe that minor adjustments to the commissionable value of our products in South Korea, which we made to comply with local regulatory requirements, had a negative impact on our growth in this market. Our Sales Leaders and Actives in South Korea increased 24% and 13%, respectively, compared to the prior year.

Greater China.  The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2011	2012	Change

China	$152.5	$264.8	74%
Hong Kong	80.5	169.8	111%
Taiwan	108.9	136.1	25%
Greater China total	$341.9	$570.7	67%

Foreign currency exchange rate fluctuations positively impacted revenue in the Greater China region by 2% in 2012.

Strong revenue and sales force growth in the Greater China region, including significant growth in China, was driven by continued interest in our business opportunity and our strong product portfolio, including our ageLOC products. The region was positively impacted by very successful sales initiatives and excitement surrounding a regional limited-time offer of our ageLOC R2 and our ageLOC Galvanic Body Spa and related products in connection with our Greater China regional convention. This regional limited-time offer generated approximately $122 million in revenue in the second and third quarters of 2012.

Local currency revenue in China and Hong Kong and Taiwan were up 70%, 110% and 26%, respectively, in 2012 compared to 2011. Hong Kong benefited from the limited-time offer of our new ageLOC R2 and our ageLOC Galvanic Body Spa and related products at our regional convention in Hong Kong, as we recorded the convention sales in Hong Kong. China reported an 88% and 79% increase in preferred customers and number of Sales Leaders, respectively, compared to the prior-year period. Sales Leaders and Actives in Taiwan increased 15% compared to the prior-year period.  Sales Leaders and Actives in Hong Kong were up 43% and 19%, respectively, compared to 2011.

South Asia/Pacific.  The following table sets forth revenue for the South Asia/Pacific region (U.S. dollars in millions):

	2011	2012	Change

South Asia/Pacific	$236.2	$330.3	40%

Foreign currency exchange rate fluctuations negatively impacted revenue in South Asia/Pacific by 2% in 2012 compared to the prior year. Revenue growth in this region reflects continued interest in our strong product portfolio, including our ageLOC and TRA weight management products. We introduced our ageLOC R2 and our ageLOC Galvanic Body Spa and related products through a limited-time offer in connection with the South Asia/Pacific regional convention in the first half of 2012. This regional limited-time offer generated approximately $68 million in revenue in the second and third quarters of 2012.We began operations in Vietnam in the third quarter of 2012. Following strong growth in this region over the past several years, including significant growth related to limited-time offers, we experienced some softness in this region in the fourth quarter, with sales down 3% compared to the same prior-year period. Sales Leaders and Actives in the region decreased 11% and 1% compared to the prior year.

Americas.  The following table sets forth revenue for the Americas region (U.S. dollars in millions):

	2011	2012	Change

Americas	$252.0	$288.7	15%

Revenue in the Americas increased 15% in 2012 compared to 2011, reflecting strong Sales Leader growth and continued interest in our ageLOC anti-aging products. We introduced our new ageLOC True Face Essence Ultra through a limited-time offer in connection with the Americas regional convention in the second half of 2012. The year-over-year revenue comparison was negatively impacted by global convention sales in 2011 of approximately $13 million to distributors from outside the region. Excluding these sales, revenue would have increased 21%. Sales Leaders in the region increased 19% in 2012 and Actives decreased 1%, compared to the prior-year period.

EMEA.  The following table sets forth revenue for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2011	2012	Change

EMEA	$162.7	$185.2	14%

Foreign currency exchange rate fluctuations negatively impacted revenue in EMEA by 9% in 2012 compared to the prior year. Local currency revenue growth of 23% in EMEA during 2012 reflects robust growth in Sales Leaders and Actives and continued interest in our strong product portfolio, including our ageLOC products. We introduced our ageLOC Galvanic Body Spa and related products and ageLOC R2 in the majority of our markets in the EMEA region through limited-time-offers in first and second halves of 2012, respectively. Our Sales Leaders and Actives in EMEA increased by 21% and 9% when compared to 2011.

Gross profit

Gross profit as a percentage of revenue in 2012 increased to 83.7% compared to 81.5% in 2011.  In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of our products imported into Japan. As a result of this decision, we recorded an expense within cost of sales for the full amount of the disputed assessments in the first quarter of 2011. Excluding this $32.8 million non-cash charge, gross profit as a percentage of revenue for 2011 was 83.4%. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below. We anticipate that our gross profit as a percentage of revenue will be approximately 83.6% in 2013.

Selling expenses

Selling expenses increased as a percentage of revenue at 44.7% in 2012 compared to 43.1% in 2011. This increase reflects a higher commission percentage associated with Sales Leaders achieving larger monthly volumes during our limited-time-offers, sales network growth resulting in a higher number of Sales Leaders achieving sales incentive trips, and expenses associated with achievement of special incentive targets in Greater China and South Asia. We currently anticipate that our selling expenses as a percentage of revenue may increase in connection with limited-time offers in the second half of 2013.

General and administrative expenses

Although our general and administrative expenses increased by $69.2 million, compared to the prior-year, as we grew our operations to support the growth of our business, general and administrative expenses decreased as a percentage of revenue to 23.3% in 2012 from 25.0% in 2011. This decrease is due primarily to our revenue growing at a faster rate than our general and administrative expenses.

Other income (expense), net

Other income (expense), net was $4.4 million of income in 2012 compared to $7.0 million of expense in 2011.  The decrease in expense was due primarily to the impact of changes in foreign currency exchange rates.  Because it is impossible to predict foreign currency fluctuations, we cannot estimate the degree to which our other income expense will be impacted in the future.  Other income (expense), net also included approximately $5.2 million and $4.8 million in interest expense during 2012 and 2011, respectively.

Provision for income taxes

Provision for income taxes increased to $123.6 million in 2012 from $73.4 million in 2011. The effective tax rate increased to 35.8% in 2012 from 32.4% of pre-tax income in 2011. The lower income tax rate in 2011 was primarily attributable to a one-time discrete tax benefit of $7.7 million associated with the effective settlement of an IRS audit for tax years 2005 – 2008. We anticipate our tax rate will be approximately 35.2% to 35.7% in 2013.

Net income

As a result of the foregoing factors, net income increased to $221.6 million compared to $153.3 million in 2011, or $173.8 million excluding $32.8 million (approximately $20.5 million, net of tax) in expense in 2011 associated with an adverse ruling in our Japan customs matter. Net income excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below.

2011 Compared to 2010

Overview

Revenue in 2011 increased 13% to $1.74 billion from $1.54 billion in 2010.  Our revenue growth in 2011 was driven by sustained interest in our product portfolio, including our ageLOC anti-aging products, as well as growth in our Sales Leaders and Actives and continued growth in our emerging markets, including China, South Asia and South Korea. We introduced our ageLOC R2 anti-aging nutritional supplements and our ageLOC Galvanic Body Spa together with our ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion through limited-time offers in connection with our global convention in the fourth quarter of 2011. These limited-time offers of ageLOC R2 and ageLOC Galvanic Body Spa with its associated products generated over $78 million and $18 million, respectively, in the fourth quarter of 2011. Foreign currency exchange fluctuations had a 6% positive impact on revenue in 2011 compared to 2010. Our Sales Leaders and Actives globally grew 17% and 7%, respectively, compared to the prior-year period.

Earnings per share in 2011 increased to $2.38, or $2.69 excluding non-cash charges of $32.8 million associated with the first quarter Japan customs ruling, discussed below under Gross Profit, compared to $2.11 in 2010 on a diluted basis. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below.  The increase in earnings was largely the result of increased revenue, as discussed above, coupled with improved margins and controlled expenses.

Revenue

North Asia.  The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2010	2011	Change

Japan	$471.4	$472.5	*
South Korea	214.7	278.7	30%
North Asia total	$686.1	$751.2	9%

* Change less than 1%

Foreign currency fluctuations positively impacted revenue by 8% in this region compared to the prior-year period.

Excluding the impact of foreign currency fluctuations, revenue in Japan decreased 9% in 2011 compared to 2010.  The March 2011 natural disasters that occurred in Japan negatively impacted our sales in this market during 2011. Sales Leaders and Actives decreased 6% and 8%, respectively, in Japan compared to the prior year. Substantial regulatory and media scrutiny of the direct selling industry continued to negatively impact the industry and our business in 2011.

South Korea posted strong year-over-year revenue growth.  This growth reflected continued strong growth in Sales Leaders and Actives and interest generated by our ageLOC products including our ageLOC Edition Galvanic Spa System II, our restaged TRA weight management products and our ageLOC R2. In 2011, our Sales Leaders and Actives in South Korea increased 24% and 20%, respectively, compared to the prior year.

Greater China.  The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2010	2011	Change

China	$91.4	$152.5	67%
Taiwan	107.1	108.9	2%
Hong Kong	69.7	80.5	15%
Greater China total	$268.2	$341.9	27%

Foreign currency exchange rate fluctuations positively impacted revenue in the Greater China region by 5% in 2011.

Strong revenue and sales force growth in the Greater China region, including significant growth in China, was driven by continued interest in our business opportunity and our strong product portfolio, including our ageLOC products. The region was also positively impacted by successful sales initiatives and excitement surrounding limited-time offers of our ageLOC R2 and ageLOC Galvanic Body Spa and related products in the fourth quarter of 2011.

Local currency revenue in China and Hong Kong were up 59% and 16%, respectively, while Taiwan was down 5% in 2011 compared to 2010.  Hong Kong benefited from sales of our new ageLOC R2 and our ageLOC Galvanic Body Spa and related products, as most of the sales in the region during the limited-time offer were recorded in Hong Kong, including sales to our distributors and consumers from outside Hong Kong. In 2011, China reported a 50% and 77% increase in preferred customers and number of sales representatives, respectively, compared to the prior-year period. Sales Leaders increased 15% in Taiwan and Actives remained level in 2011, compared to the prior-year period.  In 2011, Sales Leaders and Actives in Hong Kong were up 24% and 5%, respectively, compared to the prior-year period.

South Asia/Pacific.  The following table sets forth revenue for the South Asia/Pacific region (U.S. dollars in millions):

	2010	2011	Change

South Asia/Pacific	$182.8	$236.2	29%

Foreign currency exchange rate fluctuations positively impacted revenue in South Asia/Pacific by 7% in 2011 compared to the same prior-year period. Excluding the impact of foreign currency fluctuations, revenue growth of 22% in this region was driven primarily by robust growth in Sales Leaders and Actives, along with continued interest in our strong product portfolio, including our ageLOC and TRA weight management products. The region was positively impacted by limited-time offers of our ageLOC R2 and our ageLOC Galvanic Body Spa and related products in connection with our global convention in the fourth quarter of 2011. In 2011, Sales Leaders in the region increased 43% while Actives increased 18% compared to the prior year.

Americas.  The following table sets forth revenue for the Americas region (U.S. dollars in millions):
	2010	2011	Change

Americas	$250.0	$252.0	1%

Revenue in the Americas increased slightly in 2011 compared to 2010. Successful product launches in the region in 2010 presented a difficult year-over-year comparison for 2011. The region was positively impacted by limited-time offers of our ageLOC R2 and our ageLOC Galvanic Body Spa and related products in the fourth quarter of 2011 at our global convention in the United States. Regional results also benefited from approximately $13 million of convention sales to our distributors and consumers from outside the region. Excluding the impact of the non-region convention sales, revenue in the Americas would have been down 4% in 2011, compared to the prior-year. The opening of Argentina in the second quarter of 2011 contributed to 37% local currency revenue growth in Latin America, compared to the prior year. In 2011, Sales Leaders increased 1% and Actives increased 3% in the region, compared to the prior-year period.

EMEA.  The following table sets forth revenue for the EMEA region (U.S. dollars in millions):
	2010	2011	Change

EMEA	$150.2	$162.7	8%

Foreign currency exchange rate fluctuations positively impacted revenue in EMEA by 5% in 2011 compared to the prior year.  On a local currency basis, revenue in EMEA grew by 4% in 2011 compared to 2010.  However, local currency revenue in EMEA decreased 6% year-over-year in the fourth quarter, primarily due to softness in our Sales Leaders and Actives numbers and difficulty obtaining regulatory approvals to introduce our ageLOC products in each of the markets in this region. In 2011, our Sales Leaders remained level and our Actives in the EMEA region increased by 2%, compared to 2010.

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

Selling expenses

Selling expenses increased as a percentage of revenue at 43.1% in 2011 compared to 42.1% in 2010. This increase reflects growth in the number of our Sales Leaders qualifying for various promotional sales incentives and trips.

General and administrative expenses

General and administrative expenses decreased as a percentage of revenue to 25.0% in 2011 from 26.1% in 2010, primarily as a result of increased revenue and controlled expenses.

Other income (expense), net

Other income (expense), net was $7.0 million of expense in 2011 compared to $9.4 million of expense in 2010. The decrease in expense was due primarily to the impact of changes in foreign currency exchange rates. Other income (expense), net also included approximately $4.8 million and $5.8 million in interest expense during 2011 and 2010, respectively.

Provision for income taxes
Provision for income taxes increased to $73.4 million in 2011 from $71.6 million in 2010. The effective tax rate decreased to 32.4% in 2011 from 34.5% of pre-tax income in 2010. The lower income tax rate was primarily attributable to a one-time discrete tax benefit of $7.7 million associated with the effective settlement of an IRS audit for tax years 2005 – 2008.  During the third quarter of 2011, we entered into a closing agreement with the IRS on the Extraterritorial Income Exclusion for the exportation of products outside the United States.

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

We typically generate positive cash flow from operations due to favorable margins.  We generated $311.0 million in cash from operations in 2012 compared to $224.3 million in 2011. This increase in cash generated from operations is primarily due to the increase in revenue in 2012 as well as increased profitability.

As of December 31, 2012, working capital was $279.3 million compared to $288.9 million as of December 31, 2011.  Cash and cash equivalents, including current investments, at December 31, 2012 were $333.4 million compared to $290.7 million at December 31, 2011. The increase in cash was primarily the result of the increase in our cash generated from operations in 2012.

Capital expenditures in 2012 totaled $96.6 million, and we anticipate capital expenditures of approximately $150.0 million for 2013. This year-over-year increase reflects significant construction projects as noted below, which we currently anticipate will be completed in 2013. The capital expenditures in 2013 are primarily related to:

•
planning and construction of a new innovation center on our Provo campus and a new Greater China regional headquarters in Shanghai, China, and related real estate acquisitions and development projects;

•	the build-out and upgrade of leasehold improvements in our various markets, including stores in China; and

•	purchases of computer systems and software, including equipment and development costs.

We currently have debt pursuant to various credit facilities and other borrowings.  Our book value for both the individual and consolidated debt included in the table below approximates fair value. The estimated fair value of our debt is based on interest rates available for debt with similar terms and remaining maturities. We have classified these instruments as Level 2 in the fair value hierarchy. The following table summarizes these debt arrangements as of December 31, 2012:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2012(2)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$22.9 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$14.3 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.9 billion yen ($10.2 million as of December 31, 2012)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.6 billion yen ($18.7 million as of December 31, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.6 billion yen ($17.9 million as of December 31, 2012)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen(3)	8.0 billion yen ($92.0 million as of December 31, 2012)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan:
U.S. dollar denominated:	$30.0 million	$18.0 million	Variable 30 day: 1.21%	Amortizes at $0.5 million every 30 days.

Revolving credit facility(4)	N/A	None	N/A

(1)	On May 25, 2012, we (a) entered into an amendment and restatement of our multi-currency uncommitted shelf facility to extend the termination date to May 25, 2015 and provide for the issuance of up to $150 million in additional senior promissory notes; (b) entered into an amendment and restatement of our revolving credit facility to extend the termination date to May 9, 2014; and (c) terminated pledges and guarantees of our subsidiaries as security for the multi-currency uncommitted shelf facility, committed loan and revolving credit facility. The committed loan continues to be secured by deeds of trust with respect to our corporate headquarters and distribution center in Provo, Utah.

(2)	The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $12.4 million of the balance of our Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the 2003 multi-currency uncommitted shelf facility and $18.0 million of our committed loan.

(3)	On May 31, 2012, we issued a series of yen denominated senior promissory notes under the multi-currency uncommitted shelf facility with an aggregate principal amount of 8.0 billion yen.

(4)	On February 5, 2013, we entered into a second amendment of the amended and restated credit agreement. The amendment increased the commitment amount from $25.0 million to $100.0 million from February 2013 to February 2014, after which the commitment amount returns to the current level over a three-month period.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions.  The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the year ended December 31, 2012, we repurchased approximately 4.6 million shares of Class A common stock under this program for $201.5 million. At December 31, 2012, $135.3 million was available for repurchases under the stock repurchase program.

Our board of directors declared cash dividends on our Class A common stock of $0.20 per share during each quarter of 2012.  These quarterly cash dividends totaled approximately $48.4 million and were paid during 2012 to stockholders of record in 2012. The board of directors has approved an increased quarterly cash dividend of $0.30 per share of Class A common stock to be paid on March 13, 2013, to stockholders of record on February 22, 2013. Annually, this would increase the dividend to $1.20 from $0.80 in the prior year. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

As of December 31, 2011 and 2012, we held $272.9 million and $320.0 million, respectively, in cash and cash equivalents, including $216.2 million and $248.7 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies. We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. We currently plan to repatriate undistributed earnings from our foreign operations as necessary, considering the cash needs of our foreign operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. In all but one jurisdiction, we have not designated our investments as permanently reinvested, but rather have these funds available for the our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not permanently reinvested.

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

Contractual Obligations and Contingencies

 The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2012 (U.S. dollars in thousands):

	Total	2013		2014-2015		2016-2017		Thereafter

Long-term debt obligations	$193,982	$39,019		$36,900		$52,338		$65,725
Interest payable	20,120	5,274		7,619		4,056		3,171
Operating lease obligations	37,611	17,309		14,827		3,780		1,695
Purchase obligations(1)	171,041	32,123		35,187		91,944		11,787
Other long-term liabilities reflected on the balance sheet	87,229	—	(2)	—	(2)	—	(2)	—	(2)
Total	$509,983	$93,725		$94,533		$152,118		$82,378

(1)	The amounts reported under purchase obligations do not include anticipated expenditures related to ongoing construction projects at our corporate headquarters in Provo, Utah and our Greater China regional headquarters in Shanghai, China. We currently anticipate the Provo and Shanghai facilities will require future expenditures of approximately $95 million and $30 million, respectively, and anticipate that both facilities will be substantially completed in 2013.

(2)	Other long term liabilities reflected on the balance sheet primarily consist of long-term tax related balances, in which the timing of the commitments is uncertain.

We are currently involved in a dispute with customs authorities in Japan with respect to duty assessments on several of our Pharmanex nutritional products, which is separate and distinct from the dispute discussed above under Gross Profit. The dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 4.0 billion Japanese yen as of December 31, 2012 (approximately $46.7 million), net of any recovery of consumption taxes. Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In May 2011, we received notice that the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance's administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. Because we believe that the higher rate determined by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. If we are unsuccessful in recovering the amounts assessed and paid, we will likely record a non-cash expense for the full amount of the disputed assessments. We anticipate that additional disputed duties will be reduced going forward as we recently began purchasing a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

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

We have experienced rapid revenue growth in certain new markets following commencement of operations.  This initial rapid growth has often been followed by a short period of stable or declining revenue, then followed by renewed growth fueled by product introductions, an increase in the number of Actives and increased distributor productivity.  The contraction following initial rapid growth has been more pronounced in certain new markets, due to other factors such as business or economic conditions or distributor distractions outside the market.

Although our product launch process may vary by market, we generally introduce new products to our distributors and consumers in all markets where the products are registered, through limited-time offers in connection with global and regional distributor events. The limited-time offers typically generate significant distributor activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons.
Distributor Information

The following table provides information concerning the number of Actives and Sales Leaders as of the dates indicated.  "Actives" are persons who have purchased products directly from the company during the three months ended as of the date indicated. "Sales Leaders" are persons who have completed and who maintain specified sales requirements. Sales Leaders include our independent distributors who have completed and who maintain specified sales requirements, and our sales employees and contractual sales promoters in China, who have completed certain qualification requirements.

	As of December 31, 2010		As of December 31, 2011		As of December 31, 2012
	Actives	Sales Leaders	Actives	Sales Leaders	Actives	Sales Leaders

North Asia	329,000	14,687	338,000	15,293	349,000	17,395
Greater China	118,000	8,015	143,000	11,808	216,000	18,527
South Asia/Pacific	84,000	3,930	99,000	5,619	98,000	4,988
Americas	161,000	5,305	166,000	5,356	164,000	6,352
EMEA	107,000	3,739	109,000	3,740	119,000	4,528
Total	799,000	35,676	855,000	41,816	946,000	51,790

Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2011				2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$395.8	$424.4	$428.4	$495.3	$462.0	$593.2	$526.2	$588.3
Gross profit	295.2	353.3	357.8	415.1	386.2	497.7	439.4	493.2
Operating income	24.9	66.0	67.2	75.6	71.6	97.9	82.4	88.9
Net income	15.3	41.7	46.8	49.5	47.8	60.4	54.2	59.2
Net income per share:
Basic	0.25	0.67	0.75	0.80	0.77	0.98	0.90	1.01
Diluted	0.24	0.65	0.72	0.76	0.74	0.94	0.87	0.97

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The standard gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. It is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect to apply the qualitative assessment provisions of ASU 2012-02.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. We do not anticipate the adoption of ASU 2013-02 to have a material impact to the consolidated financial position, results of operations or cash flows.

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
.

Foreign exchange risk is managed in certain jurisdictions through the use of foreign currency debt. Portions of our Japanese yen borrowings have been designated, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments are included in foreign currency translation adjustment within other comprehensive income. Included in the cumulative translation adjustment are $4.2 million and $0.9 million of pretax net losses and $7.3 million of pretax net gains for the years ended December 31, 2010, 2011 and 2012, respectively from Japanese yen borrowings.
Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. At December 31, 2011 and 2012, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately $83.6 million and $21.9 million, respectively, to hedge forecasted foreign-currency-denominated intercompany transactions. Because of our foreign exchange contracts at December 31, 2012, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2011				2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan(1)	82.3	81.5	77.7	77.3	79.3	80.1	78.6	81.1
Taiwan	29.3	28.9	29.1	30.3	29.7	29.6	29.9	29.1
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	1,119.4	1,083.0	1,083.4	1,146.3	1,131.1	1,152.3	1,132.8	1,093.2
Malaysia	3.0	3.0	3.0	3.2	3.0	3.1	3.1	3.1
Thailand	30.5	30.3	30.1	31.0	30.9	31.3	31.4	30.7
China	6.6	6.5	6.4	6.4	6.3	6.3	6.4	6.3
Singapore	1.3	1.2	1.2	1.3	1.3	1.3	1.2	1.2
Canada	1.0	1.0	1.0	1.0	1.0	1.0	1.0	1.0

(1)	As of January 31, 2013, the exchange rate of U.S. $1 into the Japanese yen was approximately 91.72.

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

The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expense for the years ended December 31, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2011	2012

Revenue as reported	$1,743,991	$2,169,664

Gross profit as reported	$1,421,367	$1,816,512
Japan customs expense	32,754	−
Gross profit excluding Japan customs expense	$1,454,121	$1,816,512

Gross profit as a percent of revenue as reported	81.5%	83.7%
Gross profit as a percent of revenue excluding Japan customs expense	83.4%

The following is a reconciliation of net income and diluted earnings per share, as reported, to net income and diluted earnings per share excluding Japan customs expense for the years ended December 31, 2011 and 2012 (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2012

Net income as reported	$153,330	$221,645
Japan customs expense	32,754	−
Tax effect of Japan customs expense	(12,275)	−
Net income excluding Japan customs expense	$173,809	$221,645

Diluted earnings per share as reported	$2.38	$3.52
Diluted earnings per share, excluding Japan customs expense	$2.69

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operation - Currency Risk and Exchange Rate Information" and Note 17 to the Consolidated Financial Statements.

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

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2011	2012
ASSETS
Current assets
Cash and cash equivalents	$272,974	$320,025
Current investments	17,727	13,378
Accounts receivable	31,615	36,850
Inventories, net	112,111	135,874
Prepaid expenses and other	95,660	93,276
	530,087	599,403

Property and equipment, net	149,505	229,787
Goodwill	112,446	112,446
Other intangible assets, net	83,333	92,518
Other assets	115,585	118,753
Total assets	$990,956	$1,152,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$32,181	$47,882
Accrued expenses	180,382	233,202
Current portion of long-term debt	28,608	39,019
	241,171	320,103

Long-term debt	107,944	154,963
Other liabilities	67,605	87,229
Total liabilities	416,720	562,295

Commitments and contingencies (Notes 10 and 20)

Stockholders' equity
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	292,240	317,293
Treasury stock, at cost – 28.3 and 32.2 million shares	(522,162)	(714,853)
Accumulated other comprehensive loss	(62,565)	(51,822)
Retained earnings	866,632	1,039,903
	574,236	590,612
Total liabilities and stockholders' equity	$990,956	$1,152,907

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2010	2011	2012

Revenue	$1,537,259	$1,743,991	$2,169,664
Cost of sales	272,431	322,624	353,152

Gross profit	1,264,828	1,421,367	1,816,512

Operating expenses:
Selling expenses	646,348	751,448	970,219
General and administrative expenses	401,418	436,177	505,449

Total operating expenses	1,047,766	1,187,625	1,475,668

Operating income	217,062	233,742	340,844
Other income (expense), net (Note 23)	(9,449)	(6,973)	4,398

Income before provision for income taxes	207,613	226,769	345,242
Provision for income taxes	71,562	73,439	123,597

Net income	$136,051	$153,330	$221,645

Net income per share:
Basic	$2.18	$2.47	$3.66
Diluted	$2.11	$2.38	$3.52

Weighted-average common shares outstanding (000s):
Basic	62,370	62,066	60,600
Diluted	64,547	64,546	63,025

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	Year Ended December 31,
	2010	2011	2012

Net income	$136,051	$153,330	$221,645

Other comprehensive income, net of tax:
Foreign currency translation adjustment	9,661	(2,985)	7,843
Net unrealized gains/(losses) on foreign currency cash flow hedges	60	(1,954)	3,299
Less: Reclassification adjustment for realized losses/(gains) in current earnings	(126)	913	(399)
	9,595	(4,026)	10,743

Comprehensive income	$145,646	$149,304	$232,388

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders' Equity
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2010	$91	$232,219	$(433,567)	$(68,134)	$645,078	$375,687

Net income	—	—	—	—	136,051	136,051
Other comprehensive income, net of tax	—	—	—	9,595	—	9,595
Repurchase of Class A common stock (Note 11)	—	—	(58,516)	—	—	(58,516)
Reclassification of treasury shares held by subsidiary	—	3,122	(3,122)	—	—	—
Exercise of employee stock options (1.5 million shares)/vesting of stock awards	—	2,724	18,457	—	—	21,181
Excess tax benefit from equity awards	—	7,605	—	—	—	7,605
Stock-based compensation	—	10,835	—	—	—	10,835
Cash dividends	—	—	—	—	(31,189)	(31,189)
Balance at December 31, 2010	91	256,505	(476,748)	(58,539)	749,940	471,249

Net income	—	—	—	—	153,330	153,330
Other comprehensive income, net of tax	—	—	—	(4,026)	—	(4,026)
Repurchase of Class A common stock (Note 11)	—	—	(67,149)	—	—	(67,149)
Exercise of employee stock options (2.1 million shares)/vesting of stock awards	—	7,978	21,735	—	—	29,713
Excess tax benefit from equity awards	—	12,657	—	—	—	12,657
Stock-based compensation	—	15,100	—	—	—	15,100
Cash dividends	—	—	—	—	(36,638)	(36,638)
Balance at December 31, 2011	91	292,240	(522,162)	(62,565)	866,632	574,236

Net income	—	—	—	—	221,645	221,645
Other comprehensive income, net of tax	—	—	—	10,743	—	10,743
Repurchase of Class A common stock (Note 11)	—	—	(201,471)	—	—	(201,471)
Exercise of employee stock options (0.8 million shares)/vesting of stock awards	—	(4,214)	8,780	—	—	4,566
Excess tax benefit from equity awards	—	7,909	—	—	—	7,909
Stock-based compensation	—	21,358	—	—	—	21,358
Cash dividends	—	—	—	—	(48,374)	(48,374)
Balance at December 31, 2012	$91	$317,293	$(714,853)	$(51,822)	$1,039,903	$590,612

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income	$136,051	$153,330	$221,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,616	32,850	33,412
Japan customs expense	—	32,754	—
Foreign currency (gains)/losses	3,681	4,162	(3,874)
Stock-based compensation	10,835	15,450	21,358
Deferred taxes	(13,735)	108	4,692
Changes in operating assets and liabilities:
Accounts receivable	(6,649)	(5,890)	(7,884)
Inventories, net	(4,293)	2,415	(22,605)
Prepaid expenses and other	3,854	(4,690)	(2,358)
Other assets	(1,631)	(16,809)	(11,579)
Accounts payable	(568)	6,077	15,831
Accrued expenses	13,777	1,624	62,056
Other liabilities	16,945	2,934	282

Net cash provided by operating activities	187,883	224,315	310,976

Cash flows from investing activities:
Purchase of property and equipment	(53,783)	(41,809)	(96,645)
Proceeds on investment sales	—	6,634	20,086
Purchases of investments	—	(24,361)	(15,737)
Acquisitions (Note 24)	—	(11,663)	(12,562)

Net cash used in investing activities	(53,783)	(71,199)	(104,858)

Cash flows from financing activities:
Payment of cash dividends	(31,189)	(36,638)	(48,374)
Repurchase of shares of common stock	(58,516)	(67,149)	(201,471)
Exercise of distributor and employee stock options	21,181	29,713	4,565
Income tax benefit of options exercised	6,908	12,059	7,750
Payments on long-term debt	(37,401)	(28,001)	(28,279)
Related party payment	—	(16,995)	—
Proceeds from long-term debt	30,000	—	101,922

Net cash used in financing activities	(69,017)	(107,011)	(163,887)

Effect of exchange rate changes on cash	7,209	(3,468)	4,820

Net increase in cash and cash equivalents	72,292	42,637	47,051

Cash and cash equivalents, beginning of period	158,045	230,337	272,974

Cash and cash equivalents, end of period	$230,337	$272,974	$320,025

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.            The Company

Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services.  The Company reports revenue from five geographic regions:  North Asia, which consists of Japan and South Korea; Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; South Asia/Pacific, which consists of Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; Americas, which consists of the United States, Canada and Latin America; and EMEA, which consists of several markets in Europe as well as Israel, Russia and South Africa (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries").

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

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method.  The Company had adjustments to its inventory carry value totaling  $7.1 million and $5.5 million as of December 31, 2011 and 2012, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2011	2012

Raw materials	$24,668	$32,332
Finished goods	87,443	103,542
	$112,111	$135,874

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

Goodwill and other intangible assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are assessed for impairment annually. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Guidance under Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, requires an entity to test goodwill for impairment on at least an annual basis.  Beginning in 2011, the Company had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. The Company used the quantitative assessment for all periods presented.  Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment whenever events or circumstances warrant such a review.

 No impairment charges were recorded for goodwill or intangibles during the periods presented.

Revenue recognition

Revenue is recognized when products are shipped, which is when title and risk of loss pass to independent distributors and preferred customers who are the Company's consumers.  A reserve for product returns is accrued based on historical experience totaling $5.2 million and $6.2 million as of December 31, 2011 and 2012, respectively.  During the years ended December 31, 2010, 2011 and 2012, the Company recorded sales returns of $55.4 million, $56.5 million and $56.1 million, respectively. The Company generally requires cash or credit card payment at the point of sale.  Accounts receivable generally represents amounts due from credit card companies and are generally collected within a few days of the purchase.  As such, the Company has determined that no allowance for doubtful accounts is necessary.  Amounts received prior to shipment and title passage to distributors are recorded as deferred revenue.  The global sales compensation plan for the Company's distributors generally does not provide rebates or selling discounts to distributors who purchase its products and services.  The Company classifies selling discounts and rebates, if any, as a reduction of revenue at the time the sale is recorded.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Through the Company's product subscription and loyalty programs, which can vary from market to market, participants who commit to purchases on a monthly basis receive a discount from suggested retail or wholesale prices, as applicable.  The Company applies this discount at the time of each purchase and not through a larger discount on the initial purchase. Participants may cancel their commitment at any time, however some markets charge a one-time early cancellation fee.  All purchases under these programs are subject to the Company's standard product payment and return policies.  In accordance with ASC 605-50, the Company classifies selling discounts and rebates, as a reduction of revenue at the time the sale is recorded.

Advertising expenses

Advertising costs are expensed as incurred.  Advertising expense incurred for the years ended December 31, 2010, 2011 and 2012 totaled approximately $2.1 million, $2.3 million and $5.1 million, respectively.

Selling expenses

Selling expenses are the Company's most significant expense and are classified as operating expenses.  Selling expenses include distributor commissions as well as wages, benefits, bonuses and other labor and unemployment expenses the Company pays to its sales force in China.  In each of the Company's markets, except China, sales leaders can earn "multi-level" compensation under the Company's global sales compensation plan, including commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained.  The Company does not pay commissions on sales materials, which are sold to distributors at or near cost.

The Company's distributors may make profits by purchasing the products from the Company at a discount and selling them to consumers with a mark-up.  The Company does not account for nor pay additional commissions on these mark-ups received by distributors.  In many markets, the Company also allows individuals who are not distributors, referred to as "preferred customers," to buy products directly from the Company at a discount.  The Company pays commissions on preferred customer purchases to the referring distributors.

Research and development

Research and development costs are included in general and administrative expenses in the accompanying consolidated statements of income and are expensed as incurred and totaled $12.4 million, $13.6 million and $14.9 million in 2010, 2011 and 2012, respectively.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  In 2011, the Company entered into a closing agreement with the United States Internal Revenue Service (the "IRS") for all adjustments for the 2005 through 2008 tax years. As a result of entering into the closing agreement, the Company is no longer subject to tax examinations from the IRS for years before 2009. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2005.  In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2013 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.  In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2006.  Along with the IRS examination, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

Gross Balance at January 1, 2010	$28,275
Decreases related to prior year tax positions	(1,206)
Increases related to current year tax positions	2,236
Settlements	─
Decreases due to lapse of statutes of limitations	(15,395)
Currency adjustments	911
Gross Balance at December 31, 2010	$14,821

Gross Balance at January 1, 2011	$14,821
Decreases related to prior year tax positions	(7,138)
Increases related to current year tax positions	1,415
Settlements	(499)
Decreases due to lapse of statutes of limitations	(1,255)
Currency adjustments	43
Gross Balance at December 31, 2011	$7,387

Gross Balance at January 1, 2012	$7,387
Decreases related to prior year tax positions	─
Increases related to current year tax positions	2,430
Settlements	─
Decreases due to lapse of statutes of limitations	(854)
Currency adjustments	82
Gross Balance at December 31, 2012	$9,045

At December 31, 2012, the Company had $9.0 million in unrecognized tax benefits of which $3.8 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2011, the Company had $7.4 million in unrecognized tax benefits of which $3.1 million, if recognized, would affect the effective tax rate.  The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits, net of foreign currency adjustments, may decrease within the next 12 months by a range of approximately $2 to $4 million.

During each of the years ended December 31, 2010, 2011 and 2012, the Company recognized approximately ($1.7) million, ($0.8) million and $0.3 million, respectively in interest and penalties expenses/(benefits).  The Company had approximately $1.6 million, $0.8 million and $1.1 million of accrued interest and penalties related to uncertain tax positions at December 31, 2010, 2011 and 2012, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 11).

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Foreign currency translation

A significant portion of the Company's business operations occurs outside the United States.  The local currency of each of the Company's Subsidiaries is considered its functional currency.  All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders' equity is recorded at historical exchange rates.  The resulting foreign currency translation adjustments are recorded as a separate component of stockholders' equity in the consolidated balance sheets and transaction gains and losses are included in other income and expense in the consolidated financial statements. Net of tax the accumulated other comprehensive income related to the foreign currency translation adjustments are $58.5 million, $61.5 million and $54.7 million at December 31, 2010, 2011 and 2012, respectively.

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments.  The Company's current investments as of December 31, 2012 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity.  The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2011 and 2012, the long-term debt fair value is $145.0 million and $199.5 million, respectively. The estimated fair value of the Company's debt is based on interest rates available for debt with similar terms and remaining maturities.  The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

The FASB Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents.  Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions.  These two types of inputs have created the following fair-value hierarchy:

▪     Level 1 – quoted prices in active markets for identical assets or liabilities;

▪     Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

▪     Level 3 – unobservable inputs based on the Company's own assumptions.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The total compensation expense related to equity compensation plans was approximately $10.8 million, $15.5 million and $21.4 million for the years ended December 31, 2010, 2011 and 2012. For the years ended December 31, 2010, 2011 and 2012, all stock-based compensation expense was recorded within general and administrative expenses.

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

The Company manages foreign exchange risk in certain jurisdictions through the use of foreign currency debt.  Portions of the Company's Japanese yen borrowings have been designated, and are effective as, economic hedges of the net investment in its foreign operations.  Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments are included in foreign currency translation adjustment within other comprehensive income. Included in the cumulative translation adjustment are $4.2 million and $0.9 million of pretax net losses and $7.3 million of pretax net gains for the years ended December 31, 2010, 2011 and 2012, respectively from Japanese yen borrowings.
Additionally, the Company's Subsidiaries enter into significant transactions with each other and third parties that may not be denominated in the respective Subsidiaries' functional currencies.  The Company regularly monitors its foreign currency risks and seeks to reduce its exposure to fluctuations in foreign exchange rates using foreign currency exchange contracts and through certain intercompany loans of foreign currency.
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

Recent accounting pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The standard gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. It is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect to apply the qualitative assessment provisions of ASU 2012-02.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not anticipate the adoption of ASU 2013-02 to have a material impact to its consolidated financial position, results of operations or cash flows.

3.            Related Party Transactions

The Company previously leased corporate office and warehouse space from two entities that were owned by certain officers and directors of the Company.  Total lease payments to these two affiliated entities were $3.6 million for the year ended December 31, 2010.  On December 30, 2010, the Company purchased the corporate office and warehouse space from these two affiliated entities for approximately $33.0 million.  Approximately $16.0 million was paid in cash and the remaining $17.0 million was paid in January 2011.

4.            Prepaid Expenses and Other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2011	2012

Deferred tax assets	$32,867	$40,475
Prepaid income taxes	30,223	14,752
Prepaid inventory	12,232	6,586
Prepaid rent and insurance	4,001	4,428
Prepaid other taxes and duties	2,406	3,851
Forward contracts	−	2,968
Deposits	4,240	6,584
Other	9,691	13,632
	$95,660	$93,276

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.            Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2011	2012

Land	$19,561	$30,411
Buildings	41,495	38,723
Construction in progress	14,286	85,584
Furniture and fixtures	48,071	49,062
Computers and equipment	92,336	99,804
Leasehold improvements	60,120	49,027
Scanners	15,741	17,290
Vehicles	2,153	2,229
	293,763	372,130
Less: accumulated depreciation	(144,258)	(142,343)
	$149,505	$229,787

Depreciation of property and equipment totaled $22.7 million, $25.7 million and $25.5 million for the years ended December 31, 2010, 2011 and 2012.

6.            Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2011	2012

Goodwill	$112,446	$112,446
Trademarks and trade names	24,599	24,599
	$137,045	$137,045

	December 31, 2011		December 31, 2012
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$46,482	$21,457	$46,482	$24,490	18 years
Developed technology	22,500	14,261	22,500	15,085	20 years
Distributor network	11,598	9,089	11,598	9,591	15 years
Trademarks	13,401	10,214	13,784	10,925	15 years
Other	46,652	26,878	55,416	21,770	8 years
	$140,633	$81,899	$149,780	$81,861	15 years

Amortization of finite-life intangible assets totaled $6.9 million, $7.1 million and $7.9 million for the years ended December 31, 2010, 2011 and 2012, respectively. Annual estimated amortization expense is expected to approximate $7.0 million for each of the five succeeding fiscal years.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

All of the Company's goodwill is based in the U.S.  Goodwill and indefinite life intangible assets are not amortized, rather they are subject to annual impairment tests. Annual impairment tests were completed resulting in no impairment charges for any of the periods shown.  Finite life intangibles are amortized over their useful lives unless circumstances occur that cause the Company to revise such lives or review such assets for impairment.

7.            Other Assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2011	2012

Deferred taxes	$29,661	$26,302
Deposits for noncancelable operating leases	15,559	15,189
Deposit for customs assessment (Note 20)	50,719	46,653
Cash surrender value for life insurance policies	14,925	18,605
Other	4,721	12,004
	$115,585	$118,753

8.            Accrued Expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2011	2012

Accrued commissions and other payments to distributors	$68,925	$110,950
Other taxes payable	12,628	23,558
Accrued payroll and payroll taxes	18,039	21,381
Accrued payable to vendors	12,752	6,717
Deferred revenue	22,007	4,608
Other accrued employee expenses	18,588	30,285
Other	27,443	35,703
	$180,382	$233,202

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

9.            Long-Term Debt

The Company currently has debt pursuant to various credit facilities and other borrowings.  The following tables summarize the Company's long-term debt arrangements as of December 31, 2012:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2011	Balance as of December 31, 2012(2)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$28.6 million	$22.9 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$17.1 million	$14.3 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	1.3 billion yen ($17.4 million as of December 31, 2011)	0.9 billion yen ($10.2 million as of December 31, 2012)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.9 billion yen ($25.3 million as of December 31, 2011)	1.6 billion yen ($18.7 million as of December 31, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.9 billion yen ($24.2 million as of December 31, 2011)	1.6 billion yen ($17.9 million as of December 31, 2012)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen(3)	N/A	8.0 billion yen ($92.0 million as of December 31, 2012)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan:
U.S. dollar denominated:	$30.0 million	$24.0 million	$18.0 million	Variable 30 day: 1.21%	Amortizes at $0.5 million every 30 days.

Revolving credit facility(4)	N/A	None	None	N/A

(1)	On May 25, 2012, the Company (a) entered into an amendment and restatement of its multi-currency uncommitted shelf facility to extend the termination date to May 25, 2015 and provide for the issuance of up to $150 million in additional senior promissory notes; (b) entered into an amendment and restatement of the Company's revolving credit facility to extend the termination date to May 9, 2014; and (c) terminated pledges and guarantees of its subsidiaries as security for the multi-currency uncommitted shelf facility, committed loan and revolving credit facility. The committed loan continues to be secured by deeds of trust with respect to the Company's corporate headquarters and distribution center in Provo, Utah.

(2)	The current portion of the Company's long-term debt (i.e. becoming due in the next 12 months) includes $12.4 million of the balance of its Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on its U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $18.0 million of the Company's committed loan.

(3)	On May 31, 2012, the Company issued a series of yen denominated senior promissory notes under the multi-currency uncommitted shelf facility with an aggregate principal amount of 8.0 billion yen.

(4)	On February 5, 2013, the Company entered into a second amendment of the amended and restated credit agreement. The amendment increased the commitment amount from $25.0 million to $100.0 million from February 2013 to February 2014, after which the commitment amount returns to the current level over a three-month period.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Interest expense relating to debt totaled $5.8 million, $4.8 million and $5.2 million for the years ended December 31, 2010, 2011 and 2012, respectively.

The notes and shelf facility contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type, including a requirement to maintain a minimum cash balance of $65.0 million.  As of December 31, 2012, the Company is in compliance with all financial covenants.

Maturities of all long-term debt at December 31, 2012, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2013	$39,019
2014	21,019
2015	15,881
2016	29,026
2017	23,312
Thereafter	65,725
Total	$193,982

10.            Lease Obligations

The Company leases office space and computer hardware under noncancelable long-term operating leases.  Most leases include renewal options of at least three years.  Minimum future operating lease obligations at December 31, 2012 are as follows (U.S. dollars in thousands):

Year Ending December 31,

2013	$17,309
2014	9,474
2015	5,353
2016	2,261
2017	1,519
Thereafter	1,695
Total	$37,611

Rental expense for operating leases totaled $28.8 million, $25.8 million and $27.7 million for the years ended December 31, 2010, 2011 and 2012, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.                                        Capital Stock

The Company's authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share, and 100 million shares of Class B common stock, par value $.001 per share.  The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company's stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company's Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder. All outstanding Class B shares have been converted to Class A shares.  As of December 31, 2011 and 2012, there were no preferred or Class B common shares outstanding.

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2010	2011	2012

Basic weighted-average common shares outstanding	62,370	62,066	60,600
Effect of dilutive securities: Stock awards and options	2,177	2,480	2,425
Diluted weighted-average common shares outstanding	64,547	64,546	63,025

For the years ended December 31, 2010, 2011 and 2012, other stock options totaling 0.4 million, none and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Repurchases of common stock

The board of directors has approved a stock repurchase program authorizing the Company to repurchase the Company's outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from the Company's equity incentive plans and for strategic initiatives. During the years ended December 31, 2010, 2011 and 2012, the Company repurchased approximately 2.2 million, 1.9 million and 4.6 million shares of Class A common stock for an aggregate price of approximately $58.5 million, $67.1 million and $201.5 million, respectively. In May 2012, the Company's board of directors authorized an increase of $250.0 million in the amount available under the Company's ongoing stock repurchase program.  At December 31, 2012, $135.3 million was available for repurchases under the stock repurchase program.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.            Stock–Based Compensation

At December 31, 2012, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

In 1996, the Company's board of directors adopted the Nu Skin Enterprises, Inc., 1996 Stock Incentive Plan (the "1996 Stock Incentive Plan").  The 1996 Stock Incentive Plan was approved by the Company's stockholders at the Company's 1997 Annual Meeting of Stockholders and approved, as amended, at the Company's May 1999 Annual Meeting of Stockholders.  In 2006, the Company's Board of Directors approved the Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan").  The 2006 Stock Incentive Plan was approved by the Company's stockholders at the Company's 2006 Annual Meeting of Stockholders held in May of 2006.  The 1996 Stock Incentive Plan and the 2006 Stock Incentive Plan provide for granting of stock awards and options to purchase common stock to executives, other employees, independent consultants and directors of the Company and its Subsidiaries.  Stock options granted under these plans are generally non-qualified stock options, but the plans permit some stock options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company's common stock on the stock option grant date.  The contractual term of stock options granted since 1996 is generally ten years.  However, for stock options granted beginning in the second quarter of 2006, the contractual term has been shortened to seven years.  Currently, all shares issued upon the exercise of stock options are from the Company's treasury shares.  With the adoption of the 2010 Omnibus Incentive Plan discussed below, no further grants will be made under the 1996 Stock Incentive Plan or the 2006 Stock Incentive Plan.

In April 2010, the Company's Board of Directors approved the Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (the "2010 Omnibus Incentive Plan").  This plan was approved by the Company's stockholders at the Company's 2010 Annual Meeting of Stockholders held in May of 2010.  The 2010 Omnibus Incentive Plan provides for granting of a variety of equity based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share based awards, performance cash, performance shares and performance units to executives, other employees, independent consultants and directors of the Company and its subsidiaries.  Options granted under the 2010 Omnibus Incentive Plan are generally non-qualified stock options, but the 2010 Omnibus Incentive Plan permits some stock options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company's common stock on the stock option grant date.  The contractual term of a stock option granted under the 2010 Omnibus Incentive Plan is seven years.  Currently, all shares issued upon the exercise of stock options are from the Company's treasury shares.  Seven million shares, subject to certain adjustments, were authorized for issuance under the 2010 Omnibus Incentive Plan.

The Company has traditionally granted time-vested options.  However, the Company has made performance based grants over the last four years.  The following is a summary of the terms of the two most significant grants of performance awards.  The compensation committee of the board of directors approved the grant of performance stock options to certain senior level executives in the fourth and first quarter of 2007 and 2008, respectively, under the 2006 Stock Incentive Plan. Vesting for the options is performance based, with the options vesting in two installments if the Company's earnings per share equal or exceed the two established performance levels, measured in terms of diluted earnings per share. Fifty percent of the options vest upon earnings per share meeting or exceeding the first performance level and fifty percent of the options vest upon earnings per share meeting or exceeding the second performance level.  Both of the performance levels were met prior to December 31, 2010 for these performance stock options.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In November 2010, the compensation committee of the board of directors approved the grant of performance stock options to certain key employees under the 2010 Omnibus Incentive Plan. Vesting for the options is performance based, with the options vesting in three installments if the Company's earnings per share equal or exceed the three established performance levels, measured in terms of diluted earnings per share. One third of the options will vest upon earnings per share meeting or exceeding the first performance level, one third of the options will vest upon earnings per share meeting or exceeding the second performance level and one third of the options will vest upon earnings per share meeting or exceeding the third performance level. During the second quarter of 2012, the first performance level was achieved.  Remaining unvested options will terminate upon the Company's failure to meet certain performance thresholds for each of years 2013 through 2015.  In addition, all unvested options will terminate on March 30, 2016. The Company records an expense each period for the estimated amount of expense associated with the Company's projected achievement of the performance based targets.

The Company has also issued other performance based awards to a limited number of participants that similarly vest, or become eligible for vesting, upon achievement of various performance targets.

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2010	2011	2012

Weighted average grant date fair value of grants	$ 8.61	$ 9.98	$ 13.31
Risk-free interest rate(1)	1.8%	1.8%	0.8%
Dividend yield(2)	2.6%	2.6%	2.7%
Expected volatility(3)	37.8%	38.4%	46.8%
Expected life in months(4)	69 months	63 months	58 months

(1)	The risk-free interest rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.

(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.

(3)	Expected volatility is based on the historical volatility of the Company's stock price, over a period similar to the expected life of the option.

(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Options under the plans as of December 31, 2012 and changes during the year ended December 31, 2012 were as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options activity – service based
Outstanding at December 31, 2011	3,505.5	$16.68
Granted	172.5	47.47
Exercised	(425.8)	15.09
Forfeited/cancelled/expired	(17.0)	12.23
Outstanding at December 31, 2012	3,235.2	18.55	2.95	$61,819
Exercisable at December 31, 2012	2,477.3	16.95	2.49	49,850

Options activity – performance based
Outstanding at December 31, 2011	2,754.0	$27.32
Granted	57.5	54.08
Exercised	(76.5)	20.46
Forfeited/cancelled/expired	(8.0)	30.43
Outstanding at December 31, 2012	2,727.0	28.06	4.28	$25,483
Exercisable at December 31, 2012	1,261.3	24.32	3.54	16,062

Options activity – all options
Outstanding at December 31, 2011	6,259.5	$21.36
Granted	230.0	49.12
Exercised	(502.3)	15.90
Forfeited/cancelled/expired	(25.0)	18.03
Outstanding at December 31, 2012	5,962.2	22.90	3.56	$87,302
Exercisable at December 31, 2012	3,738.6	19.44	2.84	65,912

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.  This amount varies based on the fair market value of the Company's stock.  The total fair value of options vested and expensed was $6.5 million, net of tax, for the year ended December 31, 2012.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2010, 2011 and 2012, were as follows (in millions):

	December 31,
	2010	2011	2012

Cash proceeds from stock options exercised	$21.2	$29.7	$8.0
Tax benefit realized for stock options exercised	10.3	17.4	6.3
Intrinsic value of stock options exercised	25.4	61.6	10.6

Nonvested restricted stock awards as of December 31, 2012 and changes during the year ended December 31, 2012 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value

Nonvested at December 31, 2011	663.7	$27.84

Granted	328.6	53.35
Vested	(259.5)	26.71
Forfeited	(3.9)	38.65

Nonvested at December 31, 2012	729.0	39.68

As of December 31, 2012, there was $17.0 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.3 years.  As of December 31, 2012, there was $8.4 million of unrecognized stock-based compensation expense related to nonvested stock option awards.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

13.            Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2012 (U.S. dollars in thousands):

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents	$15,733	$ ─	$ ─	$15,733
Forward contracts	─	(1,580)	─	(1,580)
Insurance company contracts	─	─	14,925	14,925
Total	$15,733	$(1,580)	$14,925	$29,078

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents	$76,006	$ ─	$ ─	$76,006
Forward contracts	─	2,969	─	2,969
Insurance company contracts	─	─	18,605	18,605
Total	$76,006	$2,969	$18,605	$97,580

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:
Cash equivalents: Cash equivalents primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents as Level 1.
Forward contracts:  To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and practical.  These forward contracts are valued using standard valuation formulas with assumptions about foreign currency exchange rates derived from existing exchange rates.

Insurance Company Contracts: ASC 820 preserves practicability exceptions to fair value measurements provided by other applicable GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its insurance company contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust as disclosed in Note 16 "Executive Deferred Compensation Plan".

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Insurance Company Contracts

Beginning balance at January 1, 2011	$12,967
Actual return on plan assets:
Relating to assets still held at the reporting date	(365)
Purchases and issuances	2,883
Sales and settlements	(560)
Transfers into Level 3	─
Ending balance at December 31, 2011	14,925
Actual return on plan assets:
Relating to assets still held at the reporting date	1,560
Purchases and issuances	2,970
Sales and settlements	(850)
Transfers into Level 3	─
Ending balance at December 31, 2012	$18,605

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

14.            Income Taxes

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2010, 2011 and 2012 (U.S. dollars in thousands):

	2010	2011	2012

U.S.	$141,069	$142,929	$259,309
Foreign	66,544	83,840	85,933
Total	$207,613	$226,769	$345,242

The provision for current and deferred taxes for the years ended December 31, 2010, 2011 and 2012 consists of the following (U.S. dollars in thousands):

	2010	2011	2012
Current
Federal	$45,761	$14,723	$70,727
State	3,825	2,245	2,425
Foreign	27,450	56,973	45,851
	77,036	73,941	119,003
Deferred
Federal	(2,558)	17,756	12,918
State	212	582	656
Foreign	(3,128)	(18,840)	(8,980)
	(5,474)	(502)	4,594
Provision for income taxes	$71,562	$73,439	$123,597

The Company's foreign taxes paid are high relative to foreign operating income and the Company's U.S. taxes paid are low relative to U.S. operating income due largely to the flow of funds among the Company's Subsidiaries around the world.  As payments for services, management fees, license arrangements and royalties are made from the Company's foreign affiliates to its U.S. corporate headquarters, these payments often incur withholding and other forms of tax that are generally creditable for U.S. tax purposes.  Therefore, these payments lead to increased foreign effective tax rates and lower U.S. effective tax rates.  Variations (or shifts) occur in the Company's foreign and U.S. effective tax rates from year to year depending on several factors.  These factors include the impact of global transfer prices, the timing and level of remittances from foreign affiliates, profits and losses in various markets, in the valuation of deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2011	2012
Deferred tax assets:
Inventory differences	$3,796	$3,490
Foreign tax credit and other foreign benefits	25,149	42,128
Stock-based compensation	9,674	13,772
Accrued expenses not deductible until paid	37,992	49,258
Foreign currency exchange	16,927	10,947
Net operating losses	11,656	10,561
Capitalized research and development	14,746	10,535
Other	568	648
Gross deferred tax assets	120,508	141,339
Deferred tax liabilities:
Exchange gains and losses	3,300	7,504
Intangibles step-up	12,179	18,379
Amortization of intangibles	14,457	15,840
Foreign outside basis in controlled foreign corporation	16,081	32,592
Other	11,431	20,867
Gross deferred tax liabilities	57,448	95,182
Valuation allowance	(11,611)	(10,522)
Deferred taxes, net	$51,449	$35,635

At December 31, 2012, the Company had foreign operating loss carryforwards of approximately $46.2 million for tax purposes, which will be available to offset future taxable income.  If not used, $11.6 million of carryforwards will expire between 2013 and 2022, while $34.7 million do not expire. A valuation allowance has been placed on foreign operating loss carryforwards of approximately $41.0 million.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2011	2012

Net current deferred tax assets	$32,867	$40,475
Net noncurrent deferred tax assets	29,661	26,302
Total net deferred tax assets	62,528	66,777

Net current deferred tax liabilities	7	2
Net noncurrent deferred tax liabilities	11,072	31,140
Total net deferred tax liabilities	11,079	31,142
Deferred taxes, net	$51,449	$35,635

The Company is subject to regular audits by federal, state and foreign tax authorities.  These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2010, 2011 and 2012 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2010	2011	2012

Income taxes at statutory rate	35.00%	35.00%	35.00%
Non-deductible expenses	.10	.16	.12
Extraterritorial income tax credit	.00	(3.39)	.00
Other	(.63)	.62	.68
	34.47%	32.39%	35.80%

The lower effective tax rate in 2011 compared to 2010  and 2012 was primarily attributable to a one-time discrete tax benefit of $7.7 million associated with the effective settlement of an IRS audit for tax years 2005 – 2008.  In 2011, the Company entered into a closing agreement with the IRS on the Extraterritorial Income Exclusion for the exportation of products outside the United States.

15.            Employee Benefit Plan

The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2010, 2011, and 2012 the Company matched employees' base pay up to 4% each year.  The Company's matching contributions cliff vest after two years of service. The Company recorded compensation expense of $2.1 million, $2.3 million and $2.4 million for the years ended December 31, 2010, 2011 and 2012, respectively, related to its contributions to the plan. The Company may make an additional discretionary contributions to the plan of up to 10% of employees' base pay. The Company's discretionary contributions vest 20% per year for an employee's first five years of service.  For the year ended December 31, 2011, the first year of this "retire ready" contribution, the Company  made additional discretionary contributions of approximately $2.1 million and for the year ended December 31, 2012, the Company plans to make an additional discretionary contribution of approximately $3.5 million.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $7.4 million, $8.4 million and $7.6 million as of December 31, 2010, 2011 and 2012, respectively. Although Nu Skin Japan has not specifically funded this obligation, as it is not required to do so, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $1.1 million, $0.9 million and $1.1 million for the years ended December 31, 2010, 2011 and 2012, respectively.

16.            Executive Deferred Compensation Plan

The Company has an executive deferred compensation plan for select management personnel.  Under this plan, the Company may make a contribution of up to 10% of a participant's salary.  In addition, each participant has the option to defer a portion of their compensation up to a maximum of 80% of their base salary and 100% of their bonuses.  Participant contributions are immediately vested.  Company contributions vest 50% after ten years of service and 5% each year of service thereafter. In addition, any unvested company contributions will fully vest on the earlier of:  (a) the participant attaining 60 years of age; and (b) death or disability.

The Company recorded compensation expense of $3.4 million, $1.7 million and $1.2 million for the years ended December 31, 2010, 2011 and 2012, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $17.3 million and $22.1 million for the years ended December 31, 2011 and 2012, respectively, related to its contributions to the plan and is included in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a "rabbi trust" for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company's consolidated balance sheet of $14.9 million and $18.6 million for the years ended December 31, 2011 and 2012, respectively.

17.            Derivative Financial Instruments

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 1.9 billion Japanese yen ($21.9 million as of December 31, 2012) and 6.5 billion Japanese yen ($83.6 million as of December 31, 2011) to hedge forecasted foreign-currency-denominated intercompany transactions.

The contracts held at December 31, 2012 have maturities through October 2013, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 10 months.  There were $0.1 million of pre-tax net gains, $1.4 million of pre-tax net losses, and $0.5 million of pre-tax net gains on foreign currency cash flow hedges recorded in current earnings for years ended December 31, 2010, 2011 and 2012, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

18.            Supplemental Cash Flow Information

Cash paid for interest totaled $6.2 million, $5.2 million and $5.1 million for the years ended December 31, 2010, 2011 and 2012, respectively. Cash paid for income taxes totaled $61.2 million, $75.6 million and $95.2 million for the years ended December 31, 2010, 2011 and 2012, respectively. There was a non-cash item for the year ended December 31, 2012 of $7.0 million in deferred tax liabilities and intangibles in conjunction with the NOX Technologies, Inc. acquisition. There was a non-cash item for the year ended December 31, 2010, of $17.0 million for the purchase of the corporate office and warehouse space as described in Note 3.

19.            Segment Information

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China.  In Mainland China, the Company utilizes an employed sales force and contractual sales promoters to sell products through its stores, and independent direct sellers who can sell away from the Company's stores where the Company has obtained a direct sales license. Selling expenses are the Company's largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its sales force in Mainland China. The Company manages its business primarily by managing its global distributors.  The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does report revenue in five geographic regions: North Asia, Greater China, South Asia/Pacific, Americas and EMEA.

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2010	2011	2012

North Asia	$686,073	$751,165	$794,833
Greater China	268,171	341,919	570,640
South Asia/Pacific	182,796	236,212	330,240
Americas	250,008	251,984	288,732
EMEA	150,211	162,711	185,219
Total	$1,537,259	$1,743,991	$2,169,664

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2010	2011	2012

Nu Skin	$913,819	$964,130	$1,178,414
Pharmanex	612,209	770,192	983,778
Other	11,231	9,669	7,472
Total	$1,537,259	$1,743,991	$2,169,664

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Additional information as to the Company's operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2010	2011	2012

Japan	$471,425	$472,519	$497,298
South Korea	214,648	278,646	297,535
Mainland China	91,352	152,538	264,791
United States	212,070	211,788	230,924
Hong Kong	69,686	80,524	169,728
Europe	124,497	140,497	162,055
Taiwan	107,133	108,857	136,121

	December 31,
Long-lived assets:	2011	2012

Japan	$14,113	$8,441
South Korea	11,451	14,030
Mainland China	15,135	30,199
United States	98,205	163,137
Hong Kong	1,030	559
Europe	1,966	2,622
Taiwan	1,556	1,945

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company is currently involved in a dispute with customs authorities in Japan related to additional customs assessments on several of the Company's Pharmanex nutritional products made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest.  This dispute is separate and distinct from the dispute related to customs assessments on certain of the Company's products imported into Japan during the period of October 2002 through July 2005. The aggregate amount of these assessments and disputed duties was approximately 4.0 billion Japanese yen as of December 31, 2012 (approximately $46.7 million), net of any recovery of consumption taxes.  Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with Yokohama Customs, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In May 2011, the Company received notice that the Ministry of Finance in Japan denied the Company's administrative appeal. The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently being required to post a bond or make a deposit equal to the difference between the Company's declared duties and the amount the customs authorities have determined the Company should be paying on all current imports. Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will likely be required to record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be reduced going forward as the Company now purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

21.            Dividends per Share

Quarterly cash dividends for the years ended December 31, 2011 and 2012 totaled $36.6 million and $48.4 million or $0.135 per share in the first two quarters of 2011 and 0.16 per share in the last two quarters of 2011 and $0.20 per share in all quarters of 2012. The board of directors has declared a quarterly cash dividend of $0.30 per share for all classes of common stock to be paid on March 13, 2013 to stockholders of record on February 22, 2013.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

22.            Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2011				2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$395.8	$424.4	$428.4	$495.3	$462.0	$593.2	$526.2	$588.3
Gross profit	295.2	353.3	357.8	415.1	386.2	497.7	439.4	493.2
Operating income	24.9	66.0	67.2	75.6	71.6	97.9	82.4	88.9
Net income	15.3	41.7	46.8	49.5	47.8	60.4	54.2	59.2
Net income per share:
Basic	0.25	0.67	0.75	0.80	0.77	0.98	0.90	1.01
Diluted	0.24	0.65	0.72	0.76	0.74	0.94	0.87	0.97

23.            Other income (expense), net

Other income (expense), net was $9.4 million, $7.0 million of expense in 2010 and 2011 and was $4.4 million of income in 2012.  The Company recorded foreign currency transaction losses with respect to its intercompany receivables and payables with certain of its international affiliates, including markets that are newly opened or have remained in a loss position since inception. Generally, foreign currency transaction losses with these affiliates would be offset by gains related to the foreign currency transactions of the Company's yen-based bank debt.  Other income (expense), net also includes approximately $5.8 million, $4.8 million and $5.2 million in interest expense during 2010, 2011 and 2012, respectively. The Company cannot estimate the degree to which its operations will be impacted in the future, but it remains subject to these currency risks. However, the majority of these transaction losses are non-cash, non-operating losses.

24.            Acquisitions

In the fourth quarter of 2012, a subsidiary of the Company acquired NOX Technologies, Inc. ("NOX"), a biotechnology and biodiagnostic company based in Malvern, Pennsylvania, for approximately $12.6 million in cash. The NOX acquisition included patents and previously licensed technology utilized in connection with the Company's research efforts and incorporated into some of the Company's products. As the acquisition was deemed to be an asset acquisition, the Company has allocated the purchase price to the patents and will amortize the patents over their remaining lives, which were approximately 8 years.

In the fourth quarter of 2011, a subsidiary of the Company acquired substantially all of the assets of LifeGen Technologies, LLC ("LifeGen"), a genomics company based in Madison, Wisconsin for approximately $11.7 million in cash. The LifeGen acquisition included LifeGen's proprietary tissue bank and gene expression database, patents and other intellectual property related to anti-aging gene research.  The Company has allocated the purchase price primarily to the patents and will amortize the patents over their remaining lives, which were approximately 17 years.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 26, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2012, the effectiveness of our internal control over financial reporting.  This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.                          OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference to our Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission for our 2013 Annual Meeting of Stockholders except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. "Business", of this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. N/A

3.	Exhibits. References to the "Company" shall mean Nu Skin Enterprises, Inc. Unless otherwise noted, the SEC file number for exhibits incorporated by reference is 001-12421.

2.1
LifeGen Asset Purchase Agreement, dated as of December 13, 2011 between LifeGen Technologies, LLC and Nu Skin International, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011; the Company undertakes to furnish a copy of any omitted schedule or similar attachments to the Securities and Exchange Commission upon request).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-12073) (the "Form S-1")).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).

3.3
Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

3.4	Second Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form S-1).

10. 1
Credit Agreement, dated as of December 29, 2010, among the Company and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.)

10.2
Amended and Restated Credit Agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 7, 2012).

10.3
Amended and Restated Note Purchase and Private Shelf Agreement (Multi-Currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 7, 2012).

10.4
Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2005 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed February 8, 2005).

10.5
Series D Senior Notes Nos. D-1, D-2, D-3 and D-4 issued October 3, 2006 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed October 10, 2006).

10.6
Series E Senior Notes Nos. E-1, E-2, E-3, E-4 and E-5 issued January 19, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 25, 2007).

10.7
Series E Senior Note E-6, issued July 20, 2007, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company's Current Report on 8-K filed January 14, 2008).

10.8
Series EE Senior Note EE-1, issued January 8, 2008, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company's Current Report on 8-K filed January 14, 2008).

10.9
Series F Senior Notes Nos. F-1 and F-2 issued September 28, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.10
Series G Senior Notes Nos. G-1, G-2 and G-3, issued May 31, 2012, by the Company to The Prudential Insurance Company of America, Pruco Life Insurance Company and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 7, 2012).

10.11
Design and Construction Agreements effective March 10, 2011, between Nu Skin International, Inc. and each of Bolin Cywinski Jackson and Okland Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.12
Form of Termination of Lock-up Agreement dated as of September 1, 2010 between the Company and Steven Lund (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

#10.13
Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

#10.14
Amended and Restated Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

#10.15
Amendment to the Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

#10.16
Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 14, 2005 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 19, 2005).

#10.17
Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

#10.18	Form of Master Stock Option Agreement (1996 Plan) (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

#10.19	Form of Stock Option Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

#10.20	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2006).

#10.21	Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

#10.22
Form of Master Stock Option Agreement (2006 Plan Performance Option (U.S.)) (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

#10.23	Form of Master Stock Option Agreement for Directors (2006 Plan) (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

#10.24	Form of Director Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

#10.25
Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

#10.26	Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2010).

#10.27	Form of 2010 Plan U.S. Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.28	Form of 2010 Plan U.S. Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.29
Form of 2010 Plan U.S. Performance Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

#10.30
Form of 2010 Plan U.S. Performance Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.31
Form of 2010 Plan Director Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

#10.32
Form of 2010 Plan Director Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

#10.33	Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

#10.34
Joseph Y. Chang Employment Agreement dated November 9, 2009, between Mr. Chang and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

#10.35
Employment Agreement, effective as of August 1, 2012, between the Company and M. Truman Hunt (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 7, 2012).

#10.36
Form of Employment Agreement, with schedule of material differences, effective as of August 1, 2012, between the Company and Ritch N. Wood, Daniel R. Chard, D. Matthew Dorny and Scott E. Schwerdt (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 7, 2012).

#10.37	Form of Key Employee Covenants (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

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

*32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith.
  # Management contract or compensatory plan or arrangement.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2013.

NU SKIN ENTERPRISES, INC.

                                                                                                      By:   /s/ M. Truman Hunt
                                                           M. Truman Hunt
  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2013.

Signatures	Capacity in Which Signed

/s/ Steven J. Lund	Executive Chairman of the Board
Steven J. Lund

/s/ M. Truman Hunt	President and Chief Executive Officer and Director
M. Truman Hunt	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Daniel W. Campbell	Director
Daniel W. Campbell

/s/ Andrew D. Lipman	Director
Andrew D. Lipman

/s/ Patricia A. Negrón	Director
Patricia A. Negrón

/s/ Thomas R. Pisano	Director
Thomas R. Pisano

/s/ Nevin N. Andersen	Director
Nevin N. Andersen

/s/ Neil Offen	Director
Neil Offen