Form 10-Q
period 2013-03-31
NU SKIN ENTERPRISES INC
filed 2013-05-03
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UT 84601	(IRS Employer Identification No.)
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

As of April 30, 2013, 58,412,430 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 2013 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States dollars.

Nu Skin, Pharmanex and ageLOC are trademarks of Nu Skin Enterprises, Inc. or its subsidiaries.  The italicized product names used in this Quarterly Report on Form 10-Q are product names, and also, in certain cases, our trademarks.

All references to our "distributors" in this Quarterly Report on Form 10-Q include our independent distributors, and our sales employees, contractual sales promoters and direct sellers in Mainland China. "Actives" are persons who have purchased products directly from the company during the previous three months. "Sales Leaders" include our independent distributors who have completed and who maintain specified sales requirements, and our sales employees and contractual sales promoters in Mainland China, who have completed certain qualification requirements.

-i-

PART I.  FINANCIAL INFORMATION

      ITEM 1.                          FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
       Consolidated Balance Sheets (Unaudited)
       (U.S. dollars in thousands)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$325,720	$320,025
Current investments	8,534	13,378
Accounts receivable	43,809	36,850
Inventories, net	149,089	135,874
Prepaid expenses and other	92,151	93,276
	619,303	599,403

Property and equipment, net	264,363	229,787
Goodwill	112,446	112,446
Other intangible assets, net	89,922	92,518
Other assets	121,759	118,753
Total assets	$1,207,793	$1,152,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,255	$47,882
Accrued expenses	250,583	233,202
Current portion of long-term debt	56,531	39,019
	359,369	320,103

Long-term debt	138,782	154,963
Other liabilities	92,939	87,229
Total liabilities	591,090	562,295

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	319,802	317,293
Treasury stock, at cost – 32.2 million shares	(724,489)	(714,853)
Accumulated other comprehensive loss	(55,372)	(51,822)
Retained earnings	1,076,671	1,039,903
	616,703	590,612
Total liabilities and stockholders' equity	$1,207,793	$1,152,907

The accompanying notes are an integral part of these consolidated financial statements

        NU SKIN ENTERPRISES, INC.
        Consolidated Statements of Income (Unaudited)
        (U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Revenue	$550,094	$462,002
Cost of sales	90,045	75,756

Gross profit	460,049	386,246

Operating expenses:
Selling expenses	241,883	202,535
General and administrative expenses	135,507	112,048

Total operating expenses	377,390	314,583

Operating income	82,659	71,663
Other income (expense), net	112	3,635

Income before provision for income taxes	82,771	75,298
Provision for income taxes	28,489	27,469

Net income	$54,282	$47,829

Net income per share (Note 2):
Basic	$0.93	$0.77
Diluted	$0.90	$0.74

Weighted-average common shares outstanding (000s):
Basic	58,352	62,230
Diluted	60,566	65,017

The accompanying notes are an integral part of these consolidated financial statements.

          NU SKIN ENTERPRISES, INC.
          Consolidated Statements of Comprehensive Earnings (Unaudited)
(         (U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Net income	$54,282	$47,829

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(3,373)	4,376
Net unrealized gains on foreign currency cash flow hedges	986	3,421
Reclassification adjustment for realized losses (gains) in current earnings	(1,163)	217
	(3,550)	8,014

Comprehensive income	$50,732	$55,843

The accompanying notes are an integral part of these consolidated financial statements.

      NU SKIN ENTERPRISES, INC.
      Consolidated Statements of Cash Flows (Unaudited)
      (U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$54,282	$47,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,612	8,504
Foreign currency gains	(336)	(3,798)
Stock-based compensation	5,712	4,277
Deferred taxes	2,826	1,414
Changes in operating assets and liabilities:
Accounts receivable	(8,048)	(6,522)
Inventories, net	(15,995)	(8,362)
Prepaid expenses and other	(9,997)	(5,467)
Other assets	(7,553)	(8,604)
Accounts payable	5,528	9,677
Accrued expenses	32,920	(11,704)
Other liabilities	3,435	4,318

Net cash provided by operating activities	70,386	31,562

Cash flows from investing activities:
Purchases of property and equipment	(41,239)	(14,627)
Proceeds of investment sales	4,844	11,350
Purchases of investments	─	(7,318)

Net cash used in investing activities	(36,395)	(10,595)

Cash flows from financing activities:
Exercise of employee stock options	(268)	234
Payment of debt	(7,816)	(8,382)
Payment of cash dividends	(17,514)	(12,458)
Income tax benefit of options exercised	2,245	4,735
Proceeds from debt	20,000	─
Repurchases of shares of common stock	(14,615)	(5,430)

Net cash used in financing activities	(17,968)	(21,301)

Effect of exchange rate changes on cash	(10,328)	3,566

Net increase in cash and cash equivalents	5,695	3,232

Cash and cash equivalents, beginning of period	320,025	272,974

Cash and cash equivalents, end of period	$325,720	$276,206

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 2013, and for the three-month periods ended March 31, 2013 and 2012. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

2.      NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2013 and 2012, other stock options totaling 0.3 million and 0.1 million, respectively were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.      DIVIDENDS PER SHARE

In February 2013, the Company's board of directors declared a quarterly cash dividend of $0.30 per share. This quarterly cash dividend totaling $17.5 million was paid on March 13, 2013, to stockholders of record on February 22, 2013.

4.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 1.1 billion Japanese yen ($11.7 million as of March 31, 2013) and 5.2 billion Japanese yen ($62.7 million as of March 31, 2012) to hedge forecasted foreign-currency-denominated intercompany transactions.

The contracts held at March 31, 2013 have maturities through October  2013 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive income will be recognized in current earnings over the next 12 months. The pre-tax net losses)/gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive income to revenue were $1.8 million and $(0.3) million for the three-month periods ended March 31, 2013 and 2012. The corresponding tax effects of these transactions were recorded in provision for income tax expense. As of March 31, 2013 and December 31, 2012, there were $1.7 million and $1.9 million of unrealized gains included in accumulated other comprehensive income related to foreign currency cash flow hedges. The remaining $53.7 million and $49.9 million as of March 31, 2013 and December 31, 2012, respectively, in accumulated other comprehensive income are related to cumulative translation adjustments.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.      REPURCHASES OF COMMON STOCK

During the three-month period ended March 31, 2013, the Company repurchased approximately 0.4 million shares of its Class A common stock under its open market repurchase plan for approximately $14.6 million. During the three-month period ended March 31, 2012, the Company repurchased approximately 0.1 million shares of its Class A common stock under its open market repurchase plan for approximately $5.4 million.  At March 31, 2013, $120.7 million was available for repurchases under the stock repurchase program.

6.      SEGMENT INFORMATION

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China.  In Mainland China, the Company utilizes an employed sales force and contractual sales promoters to sell products through its stores, and independent direct sellers who can sell away from the Company's stores where the Company has obtained a direct sales license. Selling expenses are the Company's largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its sales force in Mainland China. The Company manages its business primarily by managing its global distributors. The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does report revenue in five geographic regions: North Asia, Greater China, Americas, South Asia/Pacific and EMEA.

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2013	2012

North Asia	$188,193	$182,200
Greater China	175,706	92,611
Americas	76,541	66,340
South Asia/Pacific	67,242	77,321
EMEA	42,412	43,530
Total	$550,094	$462,002

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2013	2012

Nu Skin	$326,186	$249,515
Pharmanex	222,394	210,305
Other	1,514	2,182
Total	$550,094	$462,002

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2013	2012

Mainland China	$124,053	$50,838
Japan	106,682	110,064
South Korea	81,511	72,136
United States	57,762	53,916
Europe	37,121	37,742

Long-lived assets:	March 31, 2013	December 31, 2012

Mainland China	$35,828	$30,199
Japan	7,797	8,441
South Korea	13,504	14,030
United States	193,872	163,137
Europe	2,360	2,622

7.      DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of March 31, 2013 the Company had net deferred tax assets of $33.5 million. The Company nets these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter and except for certain earnings the Company intends to reinvest indefinitely, accrues for the U.S. federal and foreign income tax applicable to the earnings.  During the first quarter of 2013, the Company determined that $40.0 million of its non-US subsidiaries' earnings will be indefinitely reinvested.  The Company intends to utilize the offshore earnings to fund foreign investments, specifically, capital expenditures.  Undistributed earnings that the Company intends to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $50.0 million and $10.0 million at March 31, 2013 and December 31, 2012, respectively.

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

9.      COMMITMENTS AND CONTINGENCIES

The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company's direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities.  Any assertions or determination that either the Company or the Company's distributors is not in compliance with existing statutes, laws, rules or regulations could have a material adverse effect on the Company's operations.  In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations.  Although management believes that the Company is in compliance in all material respects with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company's financial position or results of operations or cash flows.  The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters.  Except as noted below, in the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company is currently involved in a dispute with customs authorities in Japan related to additional customs assessments on several of the Company's Pharmanex nutritional products made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest.  This dispute is separate and distinct from the dispute related to customs assessments on certain of the Company's products imported into Japan during the period of October 2002 through July 2005. The aggregate amount of these assessments and disputed duties was approximately 4.2 billion Japanese yen as of March 31, 2013 (approximately $44.3 million), net of any recovery of consumption taxes.  Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with Yokohama Customs, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal. The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently required to post a bond or make a deposit equal to the difference between the Company's declared duties and the amount the customs authorities have determined the Company should be paying on all current imports. Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be reduced going forward as the Company now purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10.      LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings.  The following table summarizes the Company's long-term debt arrangements:

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2013(2)	Balance as of December 31, 2012	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$22.9 million	$22.9 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$11.4 million	$14.3 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.9 billion yen ($9.5 million as of March 31, 2013)	0.9 billion yen ($10.2 million as of December 31, 2012)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.6 billion yen ($17.2 million as of March 31, 2013)	1.6 billion yen ($18.7 million as of December 31, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.2 billion yen ($13.2 million as of March 31, 2013)	1.6 billion yen ($17.9 million as of December 31, 2012)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen ($84.6 million as of March 31, 2013)	8.0 billion yen ($92.0 million as of December 31, 2012)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan:

U.S. dollar denominated:	$30.0 million	$16.5 million	$18.0 million	Variable 30 day: 1.21%	Amortizes at $0.5 million every 30 days.

Revolving credit facility(3)	$20.0 million	$20.0 million	N/A	Variable 30 day: 0.71%	Revolving line of credit.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

(1)	On May 25, 2012, the Company (a) entered into an amendment and restatement of its multi-currency uncommitted shelf facility to extend the termination date to May 25, 2015 and provide for the issuance of up to $150 million in additional senior promissory notes; (b) entered into an amendment and restatement of the Company's revolving credit facility to extend the termination date to May 9, 2014; and (c) terminated pledges and guarantees of its subsidiaries as security for the multi-currency uncommitted shelf facility, committed loan and revolving credit facility. The committed loan continues to be secured by deeds of trust with respect to the Company's corporate headquarters and distribution center in Provo, Utah.

(2)	The current portion of the Company's long-term debt (i.e. becoming due in the next 12 months) includes $11.5 million of the balance of its Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on its U.S. dollar denominated debt under the multi-currency uncommitted shelf facility, $16.4 million of the Company's committed loan and $20.0 million of its revolving loan.

(3)	On February 5, 2013, the Company entered into a second amendment of the amended and restated credit agreement. The amendment increased the commitment amount from $25.0 million to $100.0 million from February 2013 to February 2014, after which the commitment amount returns to the current level over a three-month period.

11.      ACCOUNTING PRONOUNCEMENTS

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact to the consolidated financial position, results of operations or cash flows. See Note 4 for disclosures regarding ASU 2013-02.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC") on February 27, 2013, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

Our revenue for the three-month period ended March 31, 2013 increased 19% to $550.1 million, when compared to the same period in 2012, with foreign currency fluctuations negatively impacting revenue 3%. This increase was driven by significant growth in our Greater China region and continued growth in our North Asia and Americas regions. Sustained interest in our innovative product portfolio, including our ageLOC anti-aging products, and our business opportunity continued to drive robust year-over-year growth in our Sales Leaders and Actives, with increases of 32% and 17%, respectively. Earnings per share for the first quarter of 2013 were $0.90, compared to $0.74 in the prior year. Earnings per share were positively impacted by our repurchase of approximately 7% of our outstanding shares over the past year.

Revenue

North Asia.  The following table sets forth revenue for the three-month periods ended March 31, 2013 and 2012 for the North Asia region and its principal markets (U.S. dollars in millions):

	2013	2012	Change

Japan	$106.7	$110.1	(3%)
South Korea	81.5	72.1	13%
North Asia total	$188.2	$182.2	3%

Revenue in the region for the three-month period ended March 31, 2013 was negatively impacted approximately 8% by foreign currency exchange rate fluctuations.

During the first quarter of 2013, the Japanese yen weakened against the U.S. dollar, negatively impacting our revenue in this market by 16%, compared to the same period in 2012. Local-currency revenue in the first quarter of 2013 increased 13% year-over-year. This growth reflects continued interest in our strong product portfolio, including our ageLOC Body Spa and related products that we made generally available in the market in the first quarter of 2013, following a successful regional limited-time offer in the fourth quarter of 2012. Our Sales Leaders and Actives in Japan were up 14% and down 4%, respectively, compared to the prior year. The environment for direct selling in Japan has been challenging for several years. We expect media and regulatory scrutiny of direct selling to continue. We recently received a warning from a regional regulatory authority requesting that we take additional actions to address its concerns regarding the activities of our distributors. As a result of this warning, we plan to implement additional steps to further reinforce our distributor education, training and compliance efforts. These issues also lead us to be cautious in our promotional activities. For more information regarding this matter, see "Note Regarding Forward-Looking Statements" below.

South Korea experienced a local-currency revenue increase of 9% for the three-month period ended March 31, 2013, compared to the same period in 2012. This growth was driven by continued interest in our strong product portfolio, including our ageLOC Body Spa and related products that we made generally available in the market in the first quarter of 2013, following a successful regional limited-time offer in the fourth quarter of 2012. Our Sales Leaders in South Korea increased 9% and the number of Actives increased 21%, compared to the prior year.

Greater China. The following table sets forth revenue for the three-month periods ended March 31, 2013 and 2012 for the Greater China region and its principal markets (U.S. dollars in millions):

	2013	2012	Change

Mainland China	$124.1	$50.8	144%
Taiwan	32.4	24.9	30%
Hong Kong	19.2	16.9	14%
Greater China total	$175.7	$92.6	90%
Foreign currency exchange rate fluctuations positively impacted revenue in this region by 2% during the three-month period ended March 31, 2013.
Strong revenue growth in the Greater China region reflects significant sales force growth and continued interest in our strong product portfolio, including our ageLOC products. In addition, quarterly product expos in the region have significantly increased sales. Preferred customers and Sales Leaders in Mainland China increased 136% and 126%, respectively, compared to the prior-year period. Sales Leaders in Taiwan were up 25% and Actives increased 8%, compared to the prior year.  Sales Leaders and Actives in Hong Kong were up 41% and 27%, respectively, compared to the prior year. We currently anticipate a difficult prior-year comparison for this region in the second quarter, given the highly successful regional limited-time offers of our ageLOC R2 and ageLOC Galvanic Body Spa and related products in the second quarter of 2012.
Americas. The following table sets forth revenue for the three-month periods ended March 31, 2013 and 2012 for the Americas region (U.S. dollars in millions):

	2013	2012	Change

Americas	$76.5	$66.3	15%

Revenue in the Americas region for the three-month period ended March 31, 2013 was negatively impacted approximately 3% by foreign currency exchange rate fluctuations. Year-over-year revenue growth in the region was positively impacted by strong growth in our Latin American markets, with revenue up 89% in these markets.  In the United States, revenue was up 7%. We believe revenue growth in the United States was negatively impacted during the quarter by our suspension of imports of our Galvanic Spa facial units last year. We have elected to suspend distribution of our Galvanic Spa facial units in the United States until we complete the clearance process for a new device. For more information regarding this matter, see "Note Regarding Forward-Looking Statements" below. Our Sales Leader and Actives counts in this region increased 9% and decreased 4%, respectively, compared to the prior year.

South Asia/Pacific. The following table sets forth revenue for the three-month periods ended March 31, 2013 and 2012 for the South Asia/Pacific region (U.S. dollars in millions):

	2013	2012	Change

South Asia/Pacific	$67.2	$77.3	(13%)

Foreign currency exchange rate fluctuations in South Asia/Pacific did not materially impact revenue in the three-month period ended March 31, 2013, when compared to the same prior-year period. Revenue in the region declined year-over-year due to sales in the first quarter of 2012 including approximately $15 million in products sold during our fourth quarter 2011 global limited-time offer that were not shipped until the first quarter of 2012. Excluding this $15 million, revenue in the first quarter of 2013 increased by approximately 8% over the prior-year period. We currently anticipate a difficult prior-year comparison for this region in the second quarter, given the highly successful regional limited-time offers of our ageLOC R2 and ageLOC Galvanic Body Spa and related products in the second quarter of 2012. Sales Leaders in the region increased 9% and Actives increased 8%, compared to the prior year.

EMEA. The following table sets forth revenue for the three-month periods ended March 31, 2013 and 2012 for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2013	2012	Change

EMEA	$42.4	$43.5	(3%)

Foreign currency exchange rate fluctuations in the EMEA region did not materially impact revenue for the three-month period ended March 31, 2013. Revenue in the region declined year-over-year due largely to a difficult prior-year comparison, with the successful regional limited-time offer of our ageLOC Galvanic Body Spa and related products in EMEA in the first quarter of 2012. Our Sales Leaders and Actives counts in our EMEA region increased by 1% and 5%, respectively, when compared to the prior year.

Gross profit

Gross profit as a percentage of revenue was 83.6% for the first quarter of 2013, remaining level with the same prior-year period.

Selling expenses

Selling expenses as a percentage of revenue increased to 44.0% for the three-month period ended March 31, 2013 from 43.8% for the same period in 2012. This small increase is due to growth in our sales force, with a higher number of Sales Leaders achieving sales incentive trips, and to the accrual of expenses associated with the anticipated achievement of a special incentive in Greater China.

General and administrative expenses

As a percentage of revenue, general and administrative expenses increased slightly to 24.6% for the three-month period ended March 31, 2013 from 24.3% for the same period in 2012. This increase reflects increased promotional expenses due to strategic brand building efforts in Mainland China and Japan and increased research and development expenses related to the development of our new weight management system and other future products.

Other income (expense), net

Other income (expense), net for the three-month period ended March 31, 2013 was $0.1 million of income compared to $3.6 million of income for the same period in 2012. This was largely due to reduced foreign currency gains from the translation of our intercompany balances into U.S. dollars at the end of the quarter.

Provision for income taxes

Provision for income taxes for the three-month period ended March 31, 2013 was $28.5 million compared to $27.5 million for the same period in 2012. The effective tax rate was 34.4% of pre-tax income during the three-month period ended March 31, 2013, compared to 36.5% in the same prior-year period. The decrease in the effective tax rate is primarily due to a portion of our non-U.S. earnings being indefinitely reinvested outside the U.S.

Net income

As a result of the foregoing factors, net income for the first quarter of 2013 was $54.3 million compared to $47.8 million for the same period in 2012.

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

We typically generate positive cash flow from operations due to favorable margins. We generated $70.4 million in cash from operations during the first quarter of 2013, compared to $31.6 million during the same period in 2012. This increase is attributed to significant revenue growth and an increase in accrued expenses relating to the timing of the payment of commissions to our sales force.

As of March 31, 2013, working capital was $259.9 million, compared to $279.3 million as of December 31, 2012. Cash and cash equivalents, including current investments at March 31, 2013 and December 31, 2012 were $325.7 million and $320.0 million, respectively. The decrease in working capital was primarily due to the increase in accrued expenses.

Capital expenditures in the first three months of 2013 totaled approximately $41 million, and we anticipate additional capital expenditures of approximately $129 million for the remainder of 2013. The increase of approximately $20 million in planned capital expenditures from the amount projected in our annual report on Form 10-K, filed February 27, 2013, is primarily related to the building of additional stores and sales support centers in Mainland China. Our 2013 capital expenditures are primarily related to:

•	construction of an innovation center and related development projects on our Provo campus and a new Greater China regional headquarters in Shanghai, China;

•	the build-out and upgrade of leasehold improvements in our various markets, including stores and support centers in Mainland China; and

•	purchases of computer systems and software, including equipment and development costs.

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

Facility or Arrangement(1)	Original Principal Amount	Balance as of March 31, 2013(2)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$22.9 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$11.4 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.9 billion yen ($9.5 million as of March 31, 2013)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.6 billion yen ($17.2 million as of March 31, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.2 billion yen ($13.2 million as of March 31, 2013)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen ($84.6 million as of March 31, 2013)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan:

U.S. dollar denominated:	$30.0 million	$16.5 million	Variable 30 day: 1.21%	Amortizes at $0.5 million every 30 days.

Revolving credit facility(3)	$20.0 million	$20.0 million	Variable 30 day: 0.71%	Revolving line of credit.

(1)	On May 25, 2012, we (a) entered into an amendment and restatement of our multi-currency uncommitted shelf facility to extend the termination date to May 25, 2015 and provide for the issuance of up to $150 million in additional senior promissory notes; (b) entered into an amendment and restatement of our revolving credit facility to extend the termination date to May 9, 2014; and (c) terminated pledges and guarantees of our subsidiaries as security for the multi-currency uncommitted shelf facility, committed loan and revolving credit facility. The committed loan continues to be secured by deeds of trust with respect to our corporate headquarters and distribution center in Provo, Utah.

(2)	The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $11.5 million of the balance of our Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the multi-currency uncommitted shelf facility, $16.4 million of our committed loan and $20.0 million of our revolving loan.

(3)	On February 5, 2013, we entered into a second amendment of the amended and restated credit agreement. The amendment increased the commitment amount from $25.0 million to $100.0 million from February 2013 to February 2014, after which the commitment amount returns to the current level over a three-month period.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first three months of 2013, we repurchased 0.4 million shares of Class A common stock under this program for $14.6 million. At March 31, 2013, $120.7 million was available for repurchases under the stock repurchase program.

In February 2013, our board of directors declared a quarterly cash dividend of $0.30 per share. This quarterly cash dividend totaling $17.5 million was paid on March 13, 2013, to stockholders of record on February 22, 2013. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

As of March 31, 2013 and December 31, 2012, we held $325.7 million and $320.0 million, respectively, in cash and cash equivalents, including $243.9 million and $248.7 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies. We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. We currently plan to repatriate undistributed earnings from our foreign operations as necessary, considering the cash needs of our foreign operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. In all but two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Our cash and cash equivalents balance at March 31, 2013, includes $50.0 million in offshore jurisdictions associated with our indefinite reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Contingent Liabilities

We are currently involved in a dispute with customs authorities in Japan related to additional customs assessments on several of our Pharmanex nutritional products made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest. This dispute is separate and distinct from the dispute related to customs assessments on certain of the Company's products imported into Japan during the period of October 2002 through July 2005. The aggregate amount of these assessments and disputed duties was 4.2 billion Japanese yen as of March 31, 2013 (approximately $44.3 million), net of any recovery of consumption taxes. Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance's administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. Because we believe that the higher rate determined by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. If we are unsuccessful in recovering the amounts assessed and paid, we will record a non-cash expense for the full amount of the disputed assessments. We anticipate that additional disputed duties will be reduced going forward as we recently began purchasing a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended March 31, 2013.

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

We have experienced rapid revenue growth in certain new markets following commencement of operations.  This initial rapid growth has often been followed by a short period of stable or declining revenue, followed by renewed growth fueled by product introductions and an increase in the number of Actives and increased distributor productivity.  The contraction following initial rapid growth has been more pronounced in certain new markets, due to other factors such as business or economic conditions or distributor distractions outside the market.

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

Distributor Information

The following table provides information concerning the number of Actives and Sales Leaders as of the dates indicated.  "Actives" are persons who have purchased products directly from the company during the three months ended as of the date indicated. "Sales Leaders" include our independent distributors who have completed and who maintain specified sales requirements, and our sales employees and contractual sales promoters in Mainland China, who have completed certain qualification requirements.

	As of March 31, 2013		As of March 31, 2012
Region:	Actives	Sales Leaders	Actives	Sales Leaders

North Asia	361,000	16,682	335,000	14,900
Greater China	261,000	22,011	151,000	11,551
Americas	163,000	6,273	170,000	5,776
South Asia/Pacific	98,000	5,337	91,000	4,911
EMEA	119,000	4,118	113,000	4,076
Total	1,002,000	54,421	860,000	41,214

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
Foreign exchange risk is managed in certain jurisdictions through the use of foreign currency debt. Portions of our Japanese yen borrowings have been designated, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments are included in foreign currency translation adjustment within other comprehensive income. Included in the cumulative translation adjustment are $5.1 million and $1.0 million of pretax net gains for the periods ended March 31, 2013 and 2012, respectively from Japanese yen borrowings.
Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At March 31, 2013 and 2012, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 1.1 billion Japanese yen ($11.7 million as of March 31, 2013) and approximately 5.2 billion Japanese yen ($62.7 million as of March 31, 2012), respectively, to hedge forecasted foreign-currency-denominated intercompany transactions. Because of our foreign exchange contracts at December 31, 2012, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, in particular "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that represent the company's current expectations and beliefs. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, new products, opportunities and risks; statements of projections regarding future operating results and other financial items; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on certain assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. In addition to the risks and uncertainties disclosed or incorporated by reference in our filings with the Securities and Exchange Commission, some of the risks and uncertainties that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

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

(c) Our operating results could be adversely affected if our business opportunities and incentives, products and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing distributors or to sponsor new distributors on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. There can be no assurance that our initiatives will continue to generate excitement among our distributors in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating Sales Leaders to remain engaged in business building and developing new Sales Leaders. Some initiatives may have unanticipated negative impacts on our distributors, particularly changes to our sales compensation plan. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative. In addition, if any of our products fail to gain distributor acceptance, we could see an increase in returns.

(d) The environment for direct selling in Japan has been challenging for several years. These challenges have contributed to previous declines in our revenue and have negatively impacted the direct selling industry generally. These challenges could continue or increase, which could negatively impact our ability to grow in this market.  Factors that could impact our results in the market include:

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

(e) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us.  We continue to experience general inquiries and complaints to consumer centers in Japan regarding the activities of our distributors.  Over the last few years, we have received warnings from local consumer centers raising concerns about the number of these general inquiries and complaints. We recently received a warning from a regional regulatory authority requesting that we take action to further reduce the level of complaints. Although we are implementing additional steps to reinforce our distributor education, training and compliance efforts in Japan, we cannot be sure that such efforts will be successful. If the current level of inquiries or complaints does not improve, there is an increased likelihood that the government could take action against us, including sanctions and/or suspensions, or that we could receive negative media attention, all of which could harm our business. In addition, our distributor education, training and compliance efforts in Japan may negatively impact sales.

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

(g) Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties if our sales force engages in activities that violate applicable laws and regulations. The legal system in Mainland China provides governmental authorities with broad latitude to conduct investigations. We anticipate that our business will continue to attract significant governmental scrutiny, particularly as our business grows and the number of sales employees and contractual sales promoters continues to increase. We face a risk that future investigations may result in fines or other more significant sanctions. In addition, our ability to expand our business in Mainland China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in Mainland China.

(h) Our business could be negatively impacted if we fail to execute our product launch process due to increased pressure on our supply chain, information systems and management. Although our product launch process may vary by market, we generally introduce new products to our distributors and consumers in all markets where the products are registered, through limited-time offers in connection with global and regional distributor events. The limited-time offers typically generate significant distributor activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We typically make a new product generally available within a year following the regional limited-time offers. We currently anticipate that the size of these limited-time offers may increase as our Actives grow and the percentage of Actives participating in these limited-time offers increases. However, we cannot be sure whether these limited-time offers will continue to generate distributor interest and participation, or what the short- and long-term impact will be on our business. We may experience difficulty effectively managing growth associated with these limited-time offers. In addition, the size and condensed schedule of these global product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet global demand, we may incur higher expedited shipping costs and we may experience stockouts, which could negatively impact the enthusiasm of our distributors and consumers. Conversely, if we over forecast demand for a global product launch, we could incur increased inventory write-offs. Our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.

(i) There have been a series of third party actions and governmental actions involving some of our competitors in the direct selling industry. These actions have generated negative publicity for the industry and likely have resulted in increased regulatory scrutiny of other companies in the industry. Adverse rulings in any of these cases could harm our business if they create adverse publicity or interpret laws in a manner inconsistent with our current business practices.

(j) The network marketing, nutritional supplement and personal care industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. In addition, negative publicity concerning supplements with controversial ingredients has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third party, or if there are any new regulations applicable to our business that limit our ability to market such products or impose additional requirements on us, our revenue and profitability may be harmed. For example, the FDA recently issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors following the warning letters. There can be no assurance that we will not be subject to similar governmental actions or class action lawsuits, which could harm our business.

(k) While we have not been required to register our Galvanic Spa facial unit, ageLOC Body Spa or Pharmanex BioPhotonic Scanner as medical devices in most of our markets, we were required to register our Galvanic Spa facial unit as a medical device in Indonesia, Thailand and Colombia. Any determination by regulatory authorities in our markets that these products must be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. The United States Food and Drug Administration (the "FDA") has refused admission of shipments of our Galvanic Spa facial units because the FDA believes it may require clearance as a medical device. While we disagree with the FDA, we have elected to suspend distribution of Galvanic Spa facial units in the United States. In September 2012, we filed an application for clearance of an alternative facial spa unit as a low-level medical device. We currently anticipate that this process could take nine months to a year or longer. If we face delays or challenges in getting clearance or resolving the matter with the FDA, our results in the United States could be negatively impacted.

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

(m) Historically, most of our products have been imported from the United States into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. We may be subject to prospective or retrospective increases in duties on our products imported into our markets outside of the United States, which could adversely impact our results. As discussed above under the heading "Contingent Liabilities," we are currently appealing certain assessments of duties in Japan.  In addition, we are currently required to post a bond or make a deposit for duties in excess of what we believe are supported by applicable customs law, and we record the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements.  If we are unsuccessful in recovering the amounts assessed and paid or held in bond, we will record a non-cash expense for the full amount of the disputed assessments.

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

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
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

No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2012 fiscal year, for information regarding the status of certain legal proceedings that have been previously disclosed.

ITEM 1A.                          RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2012 fiscal year.

If our Galvanic Spa facial unit, ageLOC Body Spa or Pharmanex BioPhotonic Scanner are determined to be medical devices in a particular geographic market or if our distributors use these products for medical purposes or make improper medical claims, our ability to continue to market and distribute such tools could be harmed.

One of our strategies is to market unique and innovative products and tools that allow our distributors to distinguish our products, including our Galvanic Spa facial unit, ageLOC Body Spa or Pharmanex BioPhotonic Scanner. Any determination by regulatory authorities in our markets that these products must be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. While we have not been required to register these products as medical devices in most of our markets, we were required to register our Galvanic Spa facial unit as a medical device in Indonesia, Thailand and Colombia. There have been legislative proposals in Singapore and Malaysia relating to the regulation of medical devices that could affect the way we market our Galvanic Spa facial unit, ageLOC Body Spa and Pharmanex BioPhotonic Scanner in these countries. In addition, if our distributors are making medical claims regarding our products or are using our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices, it could negatively impact our ability to market or sell these products.

The United States Food and Drug Administration (the "FDA") has refused admission of shipments of our Galvanic Spa facial units because the FDA believes it may require clearance as a medical device. While we disagree with the FDA, we have elected to suspend distribution of Galvanic Spa facial units in the United States. In September 2012, we filed an application for clearance of an alternative facial spa unit as a low-level medical device. We currently anticipate that this process could take nine months to a year or longer. If we face delays or challenges in getting clearance or resolving the matter with the FDA, our results in the United States could be negatively impacted.

Where necessary, obtaining medical device registrations and clearances could require us to provide documentation concerning product manufacturing and clinical utility, to make design, specification and manufacturing process modifications to meet standards imposed on medical device companies, and to modify our marketing claims regarding the registered product. While we have successfully registered the Galvanic Spa facial unit as a medical device in Indonesia, Thailand and Colombia, because medical device regulations vary widely from country to country, there can be no assurance we will not face challenges or delays in obtaining clearance in other markets, including the United States, or that we will be able to make any required modifications or provide documentation necessary to obtain clearance.  If we obtain such medical device clearance in order to sell a product in one market, such clearance may be used as precedent for requiring similar approval for the product in another market, or for similar products in the same market. These additional requirements could increase the cost associated with manufacturing and selling these products as non-medical devices in such markets.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 – 31, 2013	70,000	$ 43.61	70,000	$ 132.3
February 1 – 28, 2013	275,000	$ 40.75	275,000	$ 121.1
March 1 – 31, 2013	8,400	$ 41.18	8,400	$ 120.7
Total	353,400		353,400

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $735.0 million was authorized as of March 31, 2013. As of March 31, 2013, we had repurchased approximately $614.3 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                        Description

10.1	Second Amendment of the Amended and Restated Credit Agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of February 5, 2013.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2013

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)