Form 10-Q
period 2013-06-30
NU SKIN ENTERPRISES INC
filed 2013-08-05
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UT 84601	(IRS Employer Identification No.)
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

As of July 31, 2013, 58,663,286 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 2013 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

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

PART I.  FINANCIAL INFORMATION

    ITEM 1.                          FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
    Consolidated Balance Sheets (Unaudited)
    (U.S. dollars in thousands)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$402,678	$320,025
Current investments	8,754	13,378
Accounts receivable	59,043	36,850
Inventories, net	178,183	135,874
Prepaid expenses and other	117,138	93,276
	765,796	599,403

Property and equipment, net	304,619	229,787
Goodwill	112,446	112,446
Other intangible assets, net	87,644	92,518
Other assets	122,202	118,753
Total assets	$1,392,707	$1,152,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,954	$47,882
Accrued expenses	355,215	233,202
Current portion of long-term debt	69,461	39,019
	473,630	320,103

Long-term debt	128,664	154,963
Other liabilities	98,326	87,229
Total liabilities	700,620	562,295

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	332,588	317,293
Treasury stock, at cost – 31.7 million and 32.2 million shares	(718,800)	(714,853)
Accumulated other comprehensive loss	(55,272)	(51,822)
Retained earnings	1,133,480	1,039,903
	692,087	590,612
Total liabilities and stockholders' equity	$1,392,707	$1,152,907

The accompanying notes are an integral part of these consolidated financial statements.

    NU SKIN ENTERPRISES, INC.
    Consolidated Statements of Income (Unaudited)
    (U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$682,927	$593,235	$1,233,021	$1,055,237
Cost of sales	111,273	95,584	201,318	171,340

Gross profit	571,654	497,651	1,031,703	883,897

Operating expenses:
Selling expenses	308,769	267,363	550,652	469,898
General and administrative expenses	148,302	132,376	283,809	244,424

Total operating expenses	457,071	399,739	834,461	714,322

Operating income	114,583	97,912	197,242	169,575
Other income (expense), net	(1,187)	(3,369)	(1,075)	266

Income before provision for income taxes	113,396	94,543	196,167	169,841
Provision for income taxes	38,961	34,136	67,450	61,605

Net income	$74,435	$60,407	$128,717	$108,236

Net income per share (Note 2):
Basic	$1.27	$0.98	$2.20	$1.75
Diluted	$1.22	$0.94	$2.11	$1.67

Weighted-average common shares outstanding (000s):
Basic	58,620	61,706	58,487	62,016
Diluted	61,121	64,230	60,882	64,773

The accompanying notes are an integral part of these consolidated financial statements.

    NU SKIN ENTERPRISES, INC.
    Consolidated Statements of Comprehensive Earnings (Unaudited)
    (U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$74,435	$60,407	$128,717	$108,236

Other comprehensive income, net of tax:
Foreign currency translation adjustment	426	(3,108)	(2,947)	1,268
Net unrealized gains/(losses) on foreign currency cash flow hedges	575	(1,461)	1,561	1,960
Less: Reclassification adjustment for realized losses (gains) in current earnings	(901)	(87)	(2,064)	130
	100	(4,656)	(3,450)	3,358

Comprehensive income	$74,535	$55,751	$125,267	$111,594

The accompanying notes are an integral part of these consolidated financial statements.

    NU SKIN ENTERPRISES, INC.
    Consolidated Statements of Cash Flows (Unaudited)
    (U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$128,717	$108,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,527	16,938
Foreign currency (gains)/losses	863	(938)
Stock-based compensation	11,411	11,131
Deferred taxes	(2,901)	3,508
Changes in operating assets and liabilities:
Accounts receivable	(24,647)	(13,447)
Inventories, net	(45,228)	(12,912)
Prepaid expenses and other	(25,515)	(7,441)
Other assets	(10,987)	(12,479)
Accounts payable	3,593	12,152
Accrued expenses	132,787	56,860
Other liabilities	5,237	6,746

Net cash provided by operating activities	188,857	168,354

Cash flows from investing activities:
Purchases of property and equipment	(82,515)	(30,142)
Proceeds of investment sales	9,701	13,944
Purchases of investments	(5,077)	(9,855)

Net cash used in investing activities	(77,891)	(26,053)

Cash flows from financing activities:
Exercise of employee stock options	7,359	1,951
Payment of debt	(13,890)	(15,398)
Payment of cash dividends	(35,140)	(24,741)
Income tax benefit of options exercised	7,309	6,316
Proceeds from debt	35,000	100,006
Repurchases of shares of common stock	(14,615)	(113,314)

Net cash used in financing activities	(13,977)	(45,180)

Effect of exchange rate changes on cash	(14,336)	1,706

Net increase in cash and cash equivalents	82,653	98,827

Cash and cash equivalents, beginning of period	320,025	272,974

Cash and cash equivalents, end of period	$402,678	$371,801

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 2013, and for the three- and six month periods ended June 30, 2013 and 2012. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

2.      NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2013 and 2012, other stock options totaling 0.1 million and 0.1 million, respectively, and for the six-month periods ended June 30, 2013 and 2012, other stock options totaling 0.2 million and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.      DIVIDENDS PER SHARE

In February and May 2013, the Company's board of directors declared a quarterly cash dividend of $0.30 per share. These quarterly cash dividends totaling $17.5 million and $17.6 million were paid on March 13, 2013 and June 12, 2013, to stockholders of record on February 22, 2013 and May 24, 2013.  In July 2013, the Company's board of directors declared a quarterly cash dividend of $0.30 per share to be paid September 11, 2013 to stockholders of record on August 23, 2013.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 2.9 billion Japanese yen ($29.2 million as of June 30, 2013) and 3.7 billion Japanese yen ($46.3 million as of June 30, 2012) to hedge forecasted foreign-currency-denominated intercompany transactions.

The contracts held at June 30, 2013 have maturities through June 30, 2014 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive income will be recognized in current earnings over the next 12 months. The pre-tax net losses/gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive income to revenue were $1.4 million and $3.2 million for the three- and six-month periods ended June 30, 2013 and  were immaterial for the three- and six-month periods ended June 30, 2012. The corresponding tax effects of these transactions were recorded in provision for income tax expense. As of June 30, 2013 and December 31, 2012, there were $2.2 million and $1.9 million of unrealized gains included in accumulated other comprehensive income related to foreign currency cash flow hedges. The remaining $53.1 million and $49.9 million as of June 30, 2013 and December 31, 2012, respectively, in accumulated other comprehensive income are related to cumulative translation adjustments.

5.      REPURCHASES OF COMMON STOCK

During the three-month period ended June 30, 2013, the Company did not repurchase shares of its Class A common stock under its open market repurchase plan. During the three-month period ended March 31, 2013, the Company repurchased approximately 0.4 million shares of its Class A common stock under its open market repurchase plan for approximately $14.6 million. During the three- and six-month periods ended June 30, 2012, the Company repurchased approximately 2.4 million and 2.5 million shares of its Class A common stock under its open market repurchase plan for approximately $107.8 million and $113.3 million, respectively.  At June 30, 2013, $120.7 million was available for repurchases under the stock repurchase program.  In July 2013, the Company's board of directors authorized a $400.0 million extension of the Company's ongoing share repurchase authorization.

6.      SEGMENT INFORMATION

The Company operates in a single operating segment by selling products to a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China.  In Mainland China, the Company utilizes an employed sales force and contractual sales promoters to sell products through its stores, and independent direct sellers who can sell away from the Company's stores where the Company has obtained a direct sales license. Selling expenses are the Company's largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its sales force in Mainland China. The Company manages its business primarily by managing its global distributors. The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does report revenue in five geographic regions: Greater China, North Asia, South Asia/Pacific, Americas and EMEA.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2013	2012	2013	2012

Greater China	$269,146	$199,728	$444,852	$292,339
North Asia	196,757	177,695	384,950	359,895
South Asia/Pacific	85,916	98,344	153,158	175,665
Americas	84,289	71,766	160,830	138,106
EMEA	46,819	45,702	89,231	89,232
Totals	$682,927	$593,235	$1,233,021	$1,055,237

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2013	2012	2013	2012

Nu Skin	$417,483	$295,068	$743,669	$544,583
Pharmanex	264,198	296,292	486,592	506,597
Other	1,246	1,875	2,760	4,057
Totals	$682,927	$593,235	$1,233,021	$1,055,237

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2013	2012	2013	2012

Mainland China	$197,609	$57,299	$321,662	$108,137
Japan	98,869	115,615	205,551	225,679
South Korea	97,888	62,080	179,399	134,216
United States	62,350	57,485	120,112	111,401
Europe	41,430	40,100	78,551	77,842

Long-lived assets:	June 30, 2013	December 31, 2012

Mainland China	$49,150	$30,199
Japan	7,235	8,441
South Korea	13,132	14,030
United States	222,172	163,137
Europe	2,584	2,622

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7.      DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of June 30, 2013 the Company had net deferred tax assets of $34.5 million. The Company nets these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter and except for certain earnings the Company intends to reinvest indefinitely, accrues for the U.S. federal and foreign income tax applicable to the earnings.  During the first half of 2013, the Company determined that $40.0 million of its non-US subsidiaries' earnings will be indefinitely reinvested.  The Company intends to utilize the offshore earnings to fund foreign investments, specifically, capital expenditures.  Undistributed earnings that the Company will indefinitely reinvest, and for which no income taxes have been provided, aggregate to $50.0 million and $10.0 million at June 30, 2013 and December 31, 2012, respectively.

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

The Company is currently involved in a dispute with customs authorities in Japan related to additional customs assessments on several of the Company's Pharmanex nutritional products made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest.  This dispute is separate and distinct from the dispute related to customs assessments on certain of the Company's products imported into Japan during the period of October 2002 through July 2005. The aggregate amount of these assessments and disputed duties was approximately 4.3 billion Japanese yen as of June 30, 2013 (approximately $44.1 million), net of any recovery of consumption taxes.  Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with Yokohama Customs, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal. The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently required to post a bond or make a deposit equal to the difference between the Company's declared duties and the amount the customs authorities have determined the Company should be paying on all current imports. Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be reduced going forward as the Company now purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

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

Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2013(1)	Balance as of December 31, 2012	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$22.9 million	$22.9 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$11.4 million	$14.3 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.4 billion yen ($4.5 million as of June 30, 2013)	0.9 billion yen ($10.2 million as of December 31, 2012)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.6 billion yen ($16.3 million as of June 30, 2013)	1.6 billion yen ($18.7 million as of December 31, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.2 billion yen ($12.5 million as of June 30, 2013)	1.6 billion yen ($17.9 million as of December 31, 2012)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen ($80.5 million as of June 30, 2013)	8.0 billion yen ($92.0 million as of December 31, 2012)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan(2):

U.S. dollar denominated:	$30.0 million	$15.0 million	$18.0 million	Variable 30 day: 1.192%	Amortizes at $0.5 million every 30 days.

Revolving credit facility(3)	$35.0 million	$35.0 million	N/A	Variable 30 day: 0.70%	Revolving line of credit.

(1)	The current portion of the Company's long-term debt (i.e. becoming due in the next 12 months) includes $10.9 million of the balance of its Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on its U.S. dollar denominated debt under the multi-currency uncommitted shelf facility, $15.0 million of the Company's committed loan and $35.0 million of its revolving loan.

(2)	The committed loan is secured by deeds of trust with respect to the Company's corporate headquarters and distribution center in Provo, Utah.

(3)	On February 5, 2013, the Company entered into a second amendment of the amended and restated credit agreement. The amendment increased the commitment amount from $25.0 million to $100.0 million from February 2013 to February 2014, after which the commitment amount returns to the current level over a three-month period.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company does not anticipate the adoption of ASU 2013-11 to have a material impact to the consolidated financial position, results of operations or cash flows.

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

Overview

Our revenue for the three- and six-month periods ended June 30, 2013 increased 15% and 17% to $682.9 million and $1.2 billion, when compared to the same periods in 2012, with foreign currency fluctuations negatively impacting revenue 3% for both periods. This increase was driven by significant growth in our Greater China region and continued growth in our North Asia and Americas regions. Sustained interest in our innovative product portfolio, including our ageLOC anti-aging products, and our business opportunity continued to drive robust year-over-year growth in our Sales Leaders and Actives, with increases of 23% and 32%, respectively. Earnings per share for the second quarter of 2013 were $1.22, compared to $0.94 in the prior year. Earnings per share for the first half of 2013 were $2.11 compared to $1.67 in the prior-year period.  Earnings per share were positively impacted by our repurchase of outstanding shares over the past year. We currently plan to introduce our ageLOC TR90 weight management system through limited-time offerings in each of our regions in the second half of 2013. TR90 is a proprietary weight management system that includes four products and a comprehensive diet and lifestyle plan designed to promote healthy weight loss.

Revenue

Greater China. The following table sets forth revenue for the three- and six-month periods ended June 30, 2013 and 2012 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change

Mainland China	$197.6	$57.3	245%	$321.7	$108.1	198%
Taiwan	38.1	40.5	(6%)	70.6	65.4	8%
Hong Kong	33.4	101.9	(67%)	52.6	118.8	(56%)
Greater China total	$269.1	$199.7	35%	$444.9	$292.3	52%

Foreign currency exchange rate fluctuations positively impacted revenue in this region by 3% and 2% during the three- and six-month periods ended June 30, 2013. Strong revenue growth in the Greater China region reflects significant growth in our Actives and Sales Leaders and continued interest in our product portfolio, including our ageLOC products. Quarterly product expos continued to positively impact sales in the region. Revenue for the second quarter of 2012 included approximately $100 million from the regional limited-time offers of our ageLOC R2 and ageLOC Galvanic Body Spa and related products, with most of the sales recorded in Hong Kong in connection with our Greater China regional convention. Actives and Sales Leaders in Mainland China increased 199% and 88%, respectively, compared to the prior-year period. Sales Leaders in Taiwan were down 19% and Actives increased 23%, compared to the prior year.  Sales Leaders and Actives in Hong Kong were up 7% and 46%, respectively, compared to the prior year. The number of Sales Leaders in the region in the prior year was positively impacted by limited-time offer related qualifications.
Our rapid growth in Greater China has put significant pressure on our supply chain and other systems and resources in this region. This has caused us to take some measures to help alleviate this pressure, including staging the limited-time offering of ageLOC TR90 in the Greater China region over the third and fourth quarters of this year, rather than limiting the offering to September as originally planned. We, along with our management team in the Greater China region, who have extensive experience with our business, continue to focus resources to successfully manage the necessary expansion of our management team, labor force, manufacturing operations, systems, government relations efforts, stores and sales support centers, including plans to triple our number of stores and sales support centers by 2015 and expand our manufacturing capabilities. In July 2013, China's Ministry of Commerce granted us authorization to expand our direct selling activities into additional provinces and districts in Mainland China.

North Asia.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2013 and 2012 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change

Japan	$98.9	$115.6	(14%)	$205.6	$225.7	(9%)
South Korea	97.9	62.1	58%	179.4	134.2	34%
North Asia total	$196.8	$177.7	11%	$385.0	$359.9	7%

Revenue in the region for the three- and six-month periods ended June 30, 2013 was negatively impacted approximately 12% and 10% by foreign currency exchange rate fluctuations.

During the second quarter and first half of 2013, the Japanese yen weakened against the U.S. dollar, negatively impacting our revenue in this market by 20% and18%, respectively, compared to the same periods in 2012. Local-currency revenue in Japan in the second quarter and first half of 2013 increased 5% and 9%, respectively, year-over-year. This growth reflects continued interest in our strong product portfolio, including our ageLOC anti-aging products. Our Sales Leaders and Actives in Japan were up 9% and down 5%, respectively, compared to the prior year. The environment for direct selling in Japan has been challenging for several years. We expect media and regulatory scrutiny of direct selling to continue. We recently received a warning from a regional regulatory authority requesting that we take additional actions to address its concerns regarding the activities of our distributors. As a result of this warning, we have implemented additional steps to further reinforce our distributor education, training and compliance efforts. These issues also lead us to be cautious in our promotional activities. For more information regarding this matter, see "Note Regarding Forward-Looking Statements" below.

Local-currency revenue in South Korea increased 54% and 29% for the three- and six-month periods ended June 30, 2013, compared to the same period in 2012. This growth reflects a 38% increase in both Sales Leaders and Actives, driven by distributor initiatives and continued interest in our strong product portfolio.

South Asia/Pacific. The following table sets forth revenue for the three- and six-month periods ended June 30, 2013 and 2012 for the South Asia/Pacific region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change

South Asia/Pacific	$85.9	$98.3	(13%)	$153.2	$175.7	(13%)

Foreign currency exchange rate fluctuations in South Asia/Pacific did not materially impact revenue in the three- and six-month periods ended June 30, 2013, when compared to the same prior-year periods. Revenue in the region declined year-over-year due primarily to a difficult prior-year comparison, with revenue for the second quarter of 2012 including approximately $40 million from regional limited-time offers of our ageLOC R2 and ageLOC Galvanic Body Spa and related products. Actives in the region increased 16%, compared to the prior year, while Sales Leaders decreased 20%, compared to a large number of Sales Leaders in the prior year driven by limited-time offer related qualifications.

Americas. The following table sets forth revenue for the three- and six-month periods ended June 30, 2013 and 2012 for the Americas region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change

Americas	$84.3	$71.8	17%	$160.8	$138.1	16%

Revenue in the Americas region for both the three- and six-month periods ended June 30, 2013 were negatively impacted approximately 5% by foreign currency exchange rate fluctuations. Year-over-year revenue growth in the region was positively impacted by strong growth in our Latin American markets, with revenue up 65% and 76% in these markets for the three- and six-month periods ended June 30, 2013, respectively.  In the United States, revenue was up 8% for both the second quarter and first half of 2013 when compared to the same prior-year periods. Our Sales Leaders and Actives in this region increased 16% and 3%, respectively, compared to the prior year.

EMEA. The following table sets forth revenue for the three- and six-month periods ended June 30, 2013 and 2012 for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change

EMEA	$46.8	$45.7	2%	$89.2	$89.2	*

*Less than 1%

Foreign currency exchange rate fluctuations in the EMEA region positively impacted revenue for the three- and six-month periods ended June 30, 2013 by 1% in both periods when compared to the prior year. Our Sales Leaders and Actives in the EMEA region decreased by 3% and increased by 4%, respectively, when compared to the prior year.

Gross profit

Gross profit as a percentage of revenue was 83.7% for the second quarter of 2013, compared to 83.9% for the same prior-year period. Gross profit as a percentage of revenue was 83.7% for the first half of 2013, compared to 83.8% for the same prior-year period.

Selling expenses

Selling expenses as a percentage of revenue increased to 45.2% and 44.7% for the three- and six-month periods ended June 30, 2013 from 45.1% and 44.5% for the same periods in 2012. Selling expenses as a percentage of revenue remained elevated due to growth in our sales force, with a higher number of Sales Leaders achieving sales incentive trips, and to the accrual of expenses associated with the anticipated achievement of a special incentive in Greater China.

General and administrative expenses

As a percentage of revenue, general and administrative expenses decreased to 21.7% and 23.0% for the three- and six-month periods ended June 30, 2013 from 22.3% and 23.2% for the same periods in 2012. This improvement was due primarily to our revenue growing at a faster rate than our general and administrative expenses.

Other income (expense), net

Other income (expense), net for the three- and six-month periods ended June 30, 2013 was $1.2 million and $1.1 million of expense compared to $3.4 million of expense and $0.3 million of income for the same periods in 2012. The fluctuations in other income (expense) are largely due to the impact of changes in foreign currency exchange rates.

Provision for income taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2013 was $39.0 million and $67.5 million compared to $34.1 million and $61.6 million for the same periods in 2012. The effective tax rate was 34.4% of pre-tax income during both the three- and six-month periods ended June 30, 2013, compared to 36.1% and 36.3% in the same prior-year periods. The decrease in the effective tax rate is primarily due to a portion of our non-U.S. earnings being indefinitely reinvested outside the U.S.

Net income

As a result of the foregoing factors, net income for the second quarter and first half of 2013 was $74.4 million and $128.7 million compared to $60.4 million and $108.2 million for the same periods in 2012.

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

We typically generate positive cash flow from operations due to favorable margins. We generated $188.9 million in cash from operations during the first half of 2013, compared to $168.4 million during the same period in 2012. This increase is attributed to significant growth in revenue and net income.

As of June 30, 2013, working capital was $292.2 million, compared to $279.3 million as of December 31, 2012. Cash and cash equivalents, including current investments at June 30, 2013 and December 31, 2012 were $411.4 million and $333.4 million, respectively.

Capital expenditures in the first half of 2013 totaled approximately $82.5 million, and we anticipate additional capital expenditures of approximately $80 million for the remainder of 2013. Our 2013 capital expenditures are primarily related to:

•	construction of an innovation center and related development projects on our Provo campus and a new Greater China regional headquarters in Shanghai, China;

•	expansion of manufacturing facilities in Mainland China;

•	the build-out and upgrade of leasehold improvements in our various markets, including stores and support centers in Mainland China; and

•	purchases of computer systems and software, including equipment and development costs.

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

Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2013(1)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$22.9 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$11.4 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.4 billion yen ($4.5 million as of June 30, 2013)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.6 billion yen ($16.3 million as of June 30, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.2 billion yen ($12.5 million as of June 30, 2013)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen ($80.5 million as of June 30, 2013)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan(2):

U.S. dollar denominated:	$30.0 million	$15.0 million	Variable 30 day: 1.192%	Amortizes at $0.5 million every 30 days.

Revolving credit facility(3)	$35.0 million	$35.0 million	Variable 30 day: 0.70%	Revolving line of credit.

(1)	The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $10.9 million of the balance of our Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the multi-currency uncommitted shelf facility, $15.0 million of our committed loan and $35.0 million of our revolving loan.

(2)	The committed loan is secured by deeds of trust with respect to our corporate headquarters and distribution center in Provo, Utah.

(3)	On February 5, 2013, we entered into a second amendment of the amended and restated credit agreement. The amendment increased the commitment amount from $25.0 million to $100.0 million from February 2013 to February 2014, after which the commitment amount returns to the current level over a three-month period.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first half of 2013, we repurchased 0.4 million shares of Class A common stock under this program for $14.6 million. At June 30, 2013, $120.7 million was available for repurchases under the stock repurchase program. In July 2013 our board of directors authorized a $400.0 million extension of our ongoing share repurchase authorization.

In February and May 2013, our board of directors declared a quarterly cash dividend of $0.30 per share. These quarterly cash dividends totaling $17.5 million and $17.6 million were paid on March 13, 2013 and June 12, 2013, to stockholders of record on February 22, 2013 and May 24, 2013, respectively. In July 2013, our board of directors declared a quarterly cash dividend of $0.30 per share to be paid September 11, 2013 to stockholders of record on August 23, 2013. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

As of June 30, 2013 and December 31, 2012, we held $402.7 million and $320.0 million, respectively, in cash and cash equivalents, including $337.7 million and $248.7 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies. We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. We currently plan to repatriate undistributed earnings from our foreign operations as necessary, considering the cash needs of our foreign operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. In all but two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Our cash and cash equivalents balance at June 30, 2013 includes $50.0 million in offshore jurisdictions associated with our indefinite reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Contingent Liabilities

We are currently involved in a dispute with customs authorities in Japan related to additional customs assessments on several of our Pharmanex nutritional products made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest. This dispute is separate and distinct from the dispute related to customs assessments on certain of the Company's products imported into Japan during the period of October 2002 through July 2005. The aggregate amount of these assessments and disputed duties was 4.3 billion Japanese yen as of June 30, 2013 (approximately $44.1 million), net of any recovery of consumption taxes. Additional assessments related to any prior period would be barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance's administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. Because we believe that the assessment of higher duties by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. If we are unsuccessful in recovering the amounts assessed and paid, we will record a non-cash expense for the full amount of the disputed assessments. We anticipate that additional disputed duties will be reduced going forward as we now purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended June 30, 2013.

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

	As of June 30, 2013		As of June 30, 2012
Region:	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	376,000	30,455	170,000	20,182
North Asia	389,000	17,372	337,000	14,370
South Asia/Pacific	114,000	7,120	99,000	8,856
Americas	176,000	6,954	170,000	5,994
EMEA	124,000	4,484	119,000	4,626
Total	1,179,000	66,385	895,000	54,028

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
Foreign exchange risk is managed in certain jurisdictions through the use of foreign currency debt. Portions of our Japanese yen borrowings have been designated, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments are included in foreign currency translation adjustment within other comprehensive income. Included in the cumulative translation adjustment are $2.8 million and $7.9 million of pretax net gains for the three- and six-month periods ended June 30, 2013 and $0.7 million and $1.7 million of pretax net gains for the three- and six-month periods ended June 30, 2012, respectively from Japanese yen borrowings.
Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At June 30, 2013 and 2012, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.9 billion Japanese yen ($29.2 million as of June 30, 2013) and approximately 3.7 billion Japanese yen ($46.3 million as of June 30, 2012), respectively, to hedge forecasted foreign-currency-denominated intercompany transactions. Because of our foreign exchange contracts at June 30, 2013, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, in particular "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that represent the company's current expectations and beliefs. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, new products, opportunities and risks; statements of projections regarding future operating results and other financial items; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on certain assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. In addition to the risks and uncertainties disclosed or incorporated by reference in our filings with the Securities and Exchange Commission, some of the risks and uncertainties that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

(a) Our operating results could be adversely affected if our business opportunities and incentives, products and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing Actives and Sales Leaders or to attract new Actives and Sales Leaders on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. There can be no assurance that our initiatives will continue to generate excitement among our Actives and Sales Leaders in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating Sales Leaders to remain engaged in business building and developing new Sales Leaders. Some initiatives may have unanticipated negative impacts on our distributors, particularly changes to our sales compensation plan. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative. In addition, if any of our products fail to gain distributor acceptance, we could see an increase in returns.

(b) Distributor activities that violate applicable laws or regulations could result in government or third party actions against us.  We continue to experience general inquiries and complaints to consumer centers in Japan regarding the activities of our distributors.  Over the last few years, we have received warnings from local consumer centers raising concerns about the number of these general inquiries and complaints. We recently received a warning from a regional regulatory authority requesting that we take action to further reduce the level of complaints. Although we are implementing additional steps to reinforce our distributor education, training and compliance efforts in Japan, we cannot be sure that such efforts will be successful. If the current level of inquiries or complaints does not improve, there is an increased likelihood that the government could take action against us, including sanctions and/or suspensions, or that we could receive negative media attention, all of which could harm our business. In addition, our distributor education, training and compliance efforts in Japan may negatively impact sales.

(c) If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business would be significantly negatively impacted. The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social order.  We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations. If our business practices are found to be in violation of applicable regulations as they may be interpreted or enforced in the future, in particular our use of the sales productivity of a Sales Leader and the sales promoters and employees that such Sales Leader leads and supervises in setting his/her quarterly compensation level, then we could be sanctioned and/or required to change our business model, either of which could significantly harm our business.

(d) Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties if our sales force engages in activities that violate applicable laws and regulations. The legal system in Mainland China provides governmental authorities with broad latitude to conduct investigations. We anticipate that our business will continue to attract significant governmental scrutiny, particularly as our business grows and the number of sales employees and contractual sales promoters continues to increase. We face a risk that future investigations may result in fines or other more significant sanctions. In addition, our ability to expand our business in Mainland China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in Mainland China.

(e) If we are unable to effectively manage our rapid growth in Greater China, our operations could be harmed. Our rapid growth in Greater China has put significant pressure on our supply chain and other systems and resources in this region. This has caused us to take some measures to help alleviate this pressure, including staging the limited-time offering of ageLOC TR90 in the Greater China region over the third and fourth quarters of this year, rather than limiting the offering to September as originally planned. Our results could be negatively impacted by the extended timing of the limited-time offering if it reduces demand for ageLOC TR90 or increases cannibalization of our other products. We, along with our management team in the Greater China region, who have extensive experience with our business, continue to focus resources to successfully manage the necessary expansion of our management team, labor force, manufacturing operations, government relations efforts, and stores and service centers, including plans to triple our number of stores and sales support centers by 2015, and expand our manufacturing capabilities. Insufficient management of such growth could result in, among other things, product delays or shortages, operating mistakes and errors, inadequate customer service, inappropriate claims or promotions by our sales force, and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. In addition, we will need to continue to attract and develop qualified management personnel to sustain growth in this market. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

(f) Global economic conditions continue to be challenging. Even with continued growth in many of our markets, difficult economic conditions could adversely affect our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our distributors and consumers to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

(g) Due to the international nature of our business, we are exposed to the fluctuations of numerous currencies. We purchase inventory primarily in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. Our results could be negatively impacted if the U.S. dollar strengthens relative to these currencies.  In addition, our business may be negatively impacted by inflation, currency exchange restrictions, pricing controls and currency devaluation, especially in countries such as Venezuela.

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

(k) While we have not been required to register our Galvanic Spa facial unit, ageLOC Body Spa or Pharmanex BioPhotonic Scanner as medical devices in most of our markets, we were required to register our Galvanic Spa facial unit as a medical device in Indonesia, Thailand and Colombia. Any determination by regulatory authorities in our markets that these products must be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. The United States Food and Drug Administration (the "FDA") has refused admission of shipments of our Galvanic Spa facial units because the FDA believes it may require clearance as a medical device. While we disagree with the FDA, we have elected to suspend distribution of Galvanic Spa facial units in the United States. In September 2012, we filed an application for clearance of an alternative facial spa unit as a low-level medical device. We currently anticipate that this process could take a year or longer. If we face delays or challenges in getting clearance or resolving the matter with the FDA, our results in the United States could be negatively impacted.

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

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
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

No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2012 fiscal year and subsequent Quarterly Reports on Form 10-Q for information regarding the status of certain legal proceedings that have been previously disclosed.

ITEM 1A.                          RISK FACTORS

No updates to report. Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2012 fiscal year and subsequent Quarterly Reports on Form 10-Q for a detailed discussion of risks associated with our business.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                              MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                              OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                        Description

10.1	Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2013).

10.2	Amendment to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan.

10.3	Amendment to the Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan.

10.4	Form of Amended & Restated 2010 Plan Director Stock Option Grant Agreement.

10.5	Form of Amended & Restated 2010 Plan Director Restricted Stock Unit Grant Agreement.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2013

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)