Form 10-Q
period 2013-09-30
NU SKIN ENTERPRISES INC
filed 2013-11-06
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UT 84601	(IRS Employer Identification No.)
(Address of principal executive offices, including zip code)
(801) 345-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑

As of October 31, 2013, 59,482,398 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2013 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$553,499	$320,025
Current investments	12,099	13,378
Accounts receivable	50,506	36,850
Inventories, net	254,187	135,874
Prepaid expenses and other	143,066	93,276
	1,013,357	599,403

Property and equipment, net	352,709	229,787
Goodwill	112,446	112,446
Other intangible assets, net	85,901	92,518
Other assets	124,074	118,753
Total assets	$1,688,487	$1,152,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,516	$47,882
Accrued expenses	572,432	233,202
Current portion of long-term debt	68,562	39,019
	708,510	320,103

Long-term debt	120,606	154,963
Other liabilities	116,942	87,229
Total liabilities	946,058	562,295

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	357,701	317,293
Treasury stock, at cost – 32.1 million and 32.2 million shares	(788,128)	(714,853)
Accumulated other comprehensive loss	(53,864)	(51,822)
Retained earnings	1,226,629	1,039,903
	742,429	590,612
Total liabilities and stockholders' equity	$1,688,487	$1,152,907

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$927,612	$526,182	$2,160,633	$1,581,419
Cost of sales	139,816	86,768	341,134	258,108

Gross profit	787,796	439,414	1,819,499	1,323,311

Operating expenses:
Selling expenses	456,975	235,701	1,007,627	705,599
General and administrative expenses	162,546	121,346	446,355	365,770

Total operating expenses	619,521	357,047	1,453,982	1,071,369

Operating income	168,275	82,367	365,517	251,942
Other income (expense), net	504	1,239	(571)	1,505

Income before provision for income taxes	168,779	83,606	364,946	253,447
Provision for income taxes	57,879	29,430	125,329	91,035

Net income	$110,900	$54,176	$239,617	$162,412

Net income per share (Note 2):
Basic	$1.89	$0.91	$4.09	$2.65
Diluted	$1.80	$0.87	$3.91	$2.55

Weighted-average common shares outstanding (000s):
Basic	58,661	59,780	58,544	61,265
Diluted	61,508	62,060	61,234	63,742

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Earnings (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$110,900	$54,176	$239,617	$162,412

Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,463	1,372	(484)	2,640
Net unrealized gains/(losses) on foreign currency cash flow hedges	(130)	(544)	1,431	1,416
Less: Reclassification adjustment for realized losses (gains) in current earnings	(924)	(78)	(2,988)	52
	1,409	750	(2,041)	4,108

Comprehensive income	$112,309	$54,926	$237,576	$166,520

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$239,617	$162,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,026	25,228
Foreign currency (gains)/losses	1,663	(224)
Stock-based compensation	23,004	16,256
Deferred taxes	3,163	2,026
Changes in operating assets and liabilities:
Accounts receivable	(16,073)	(10,435)
Inventories, net	(120,153)	(23,492)
Prepaid expenses and other	(42,059)	3,515
Other assets	(13,237)	(10,419)
Accounts payable	21,652	8,306
Accrued expenses	355,190	57,725
Other liabilities	7,350	8,352

Net cash provided by operating activities	484,143	239,250

Cash flows from investing activities:
Purchases of property and equipment	(143,068)	(64,467)
Proceeds of investment sales	13,148	16,999
Purchases of investments	(11,869)	(15,075)

Net cash used in investing activities	(141,789)	(62,543)

Cash flows from financing activities:
Exercise of employee stock options	18,361	2,591
Payments on debt financing	(23,902)	(26,279)
Payment of cash dividends	(52,891)	(36,626)
Income tax benefit of options exercised	16,687	6,845
Proceeds from long-term debt	35,000	100,006
Repurchases of shares of common stock	(90,866)	(179,608)

Net cash used in financing activities	(97,611)	(133,071)

Effect of exchange rate changes on cash	(11,269)	5,319

Net increase in cash and cash equivalents	233,474	48,955

Cash and cash equivalents, beginning of period	320,025	272,974

Cash and cash equivalents, end of period	$553,499	$321,929

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. The Company reports revenue from five geographic regions:  Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; North Asia, which consists of Japan and South Korea; South Asia/Pacific, which consists of Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; Americas, which consists of the United States, Canada and Latin America; and EMEA, which consists of several markets in Europe as well as Israel, Russia and South Africa (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries").

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of September 30, 2013, and for the three- and nine-month periods ended September 30, 2013 and 2012. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2013 and 2012, other stock options totaling 1.6 million and 0.2 million, respectively, and for the nine-month periods ended September 30, 2013 and 2012, other stock options totaling 0.8 million and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In February, May and July 2013, the Company's board of directors declared quarterly cash dividends of $0.30 per share for all shares of Class A common stock. These quarterly cash dividends totaling $17.5 million, $17.6 million and $17.8 million were paid on March 13, 2013, June 12, 2013 and September 11, 2013, to stockholders of record on February 22, 2013, May 24, 2013 and August 23, 2013. In October 2013, the Company's board of directors declared a quarterly cash dividend of $0.30 per share to be paid December 4, 2013 to stockholders of record on November 22, 2013.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 3.0 billion Japanese yen and 6.0 million euros ($30.5 million and $8.1 million, respectively) as of September 30, 2013 and 1.9 billion Japanese yen ($21.9 million) and no euros as of December 31, 2012 to hedge forecasted foreign-currency-denominated intercompany transactions.

The contracts held at September 30, 2013 have maturities through September 30, 2014 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive income will be recognized in current earnings over the next 12 months. The pre-tax net losses/gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive income to revenue were $1.4 million and $4.7 million for the three- and nine-month periods ended September 30, 2013 and  were immaterial for the three- and nine-month periods ended September 30, 2012. The corresponding tax effects of these transactions were recorded in provision for income tax expense. As of September 30, 2013 and December 31, 2012, there were $0.3 million and $1.9 million of unrealized gains included in accumulated other comprehensive income related to foreign currency cash flow hedges. The remaining $53.6 million and $49.9 million as of September 30, 2013 and December 31, 2012, respectively, in accumulated other comprehensive income are related to cumulative translation adjustments.

5.	REPURCHASES OF COMMON STOCK

During the three- and nine-month periods ended September 30, 2013, the Company repurchased approximately 0.9 million and 1.3 million shares of its Class A common stock under its open market repurchase plan for approximately $76.3 million and $90.9 million, respectively. During the three- and nine-month periods ended September 30, 2012, the Company repurchased approximately 1.5 million and 4.1 million shares of its Class A common stock under its open market repurchase plan for approximately $66.3 million and $179.6 million, respectively.   In July 2013, the Company's board of directors authorized a $400.0 million extension of the Company's ongoing share repurchase authorization. At September 30, 2013, $444.5 million was available for repurchases under the stock repurchase program.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2013	2012	2013	2012

Greater China	$464,605	$136,633	$909,457	$428,972
North Asia	204,714	184,743	589,664	544,638
South Asia/Pacific	127,545	91,124	280,703	266,789
Americas	85,654	70,479	246,484	208,585
EMEA	45,094	43,203	134,325	132,435
Totals	$927,612	$526,182	$2,160,633	$1,581,419

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2013	2012	2013	2012

Nu Skin	$455,277	$271,269	$1,198,946	$815,852
Pharmanex	470,977	253,121	957,569	759,718
Other	1,358	1,792	4,118	5,849
Totals	$927,612	$526,182	$2,160,633	$1,581,419

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2013	2012	2013	2012

Mainland China	$345,731	$68,242	$667,393	$176,379
Japan	92,756	120,756	298,307	346,435
South Korea	111,958	63,987	291,357	198,203
United States	59,427	56,382	179,539	167,783
Taiwan	65,439	36,486	136,027	101,899
Hong Kong	53,435	31,905	106,037	150,694
Malaysia	49,278	16,324	95,236	49,506

Long-lived assets:	September 30, 2013	December 31, 2012

Mainland China	$63,587	$30,199
Japan	7,250	8,441
South Korea	14,245	14,030
United States	254,201	163,137
Taiwan	1,699	1,945
Hong Kong	287	559
Malaysia	1,279	730

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of September 30, 2013 the Company had net deferred tax assets of $24.1 million. The Company nets these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter and except for certain earnings the Company intends to reinvest indefinitely, accrues for the U.S. federal and foreign income tax applicable to the earnings.  During the first nine months of 2013, the Company determined that $40.0 million of its non-US subsidiaries' earnings will be indefinitely reinvested.  The Company intends to utilize the offshore earnings to fund foreign investments, specifically, capital expenditures.  Undistributed earnings that the Company will indefinitely reinvest, and for which no income taxes have been provided, aggregate to $50.0 million and $10.0 million at September 30, 2013 and December 31, 2012, respectively.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company is currently involved in a dispute with customs authorities in Japan related to additional customs assessments on several of the Company's Pharmanex nutritional products made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was approximately 4.3 billion Japanese yen as of September 30, 2013 (approximately $44.5 million), net of any recovery of consumption taxes.  Additional assessments related to any prior period would be barred by applicable statutes of limitations. This dispute is separate and distint from the dispute related to customs assessments on certain of the Company's products imported into Japan during the period of October 2002 through July 2005. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with Yokohama Customs, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal. The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently required to post a bond or make a deposit to secure any additional duties that may be due and payable on these current imports. Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be reduced going forward as the Company now purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

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

Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2013(1)	Balance as of December 31, 2013	Interest Rate	Repayment Terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$17.1 million	$22.9 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$11.4 million	$14.3 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.4 billion yen ($4.6 million as of September 30, 2013)	0.9 billion yen ($10.2 million as of December 31, 2012)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.3 billion yen ($13.2 million as of September 30, 2013)	1.6 billion yen ($18.7 million as of December 31, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.2 billion yen ($12.6 million as of September 30, 2013)	1.6 billion yen ($17.9 million as of December 31, 2012)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen ($81.3 million as of September 30, 2013)	8.0 billion yen ($92.0 million as of December 31, 2012)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan:

U.S. dollar denominated:	$30.0 million	$14.0 million	$18.0 million	Variable 30 day: 1.186%	Amortizes at $0.5 million every 30 days.

Revolving credit facilities
2010	$35.0 million	$35.0 million	N/A	Variable 30 day: 0.690%	Revolving line of credit.
2013(2)	$0	$0	N/A	N/A	Revolving line of credit.

(1)	The current portion of the Company's long-term debt (i.e. becoming due in the next 12 months) includes $11.0 million of the balance of its Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on its U.S. dollar denominated debt under the multi-currency uncommitted shelf facility, $14.0 million of the Company's committed loan and $35.0 million of its revolving loan.

(2)	On September 5, 2013, the Company entered into a loan agreement with Bank of America, N.A. for a 364 day revolving line of credit with a commitment amount of $50.0 million. The interest rate will be equal to 1, 2 or 3 month LIBOR plus 42.5 basis points.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.	ACCOUNTING PRONOUNCEMENTS

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

Overview

Our revenue for the three- and nine-month periods ended September 30, 2013 increased 76% and 37% to $927.6 million and $2.2 billion, when compared to the same periods in 2012, with foreign currency fluctuations negatively impacting revenue 3% for both periods. This increase reflects growth in each of our regions, with significant growth in our Greater China and South Asia/Pacific regions and in South Korea. Sustained interest in our innovative product portfolio, including our ageLOC anti-aging products, and our business opportunity continued to drive robust year-over-year growth in our Actives and Sales Leaders, with increases of 39% and 101%, respectively. Earnings per share for the third quarter of 2013 were $1.80, compared to $0.87 in the prior year. Earnings per share for the first nine months of 2013 were $3.91 compared to $2.55 in the prior-year period.

The successful global introduction of our ageLOC TR90 weight management system generated approximately $205 million in revenue during the third quarter of 2013. We currently plan to complete the global introduction of TR90 by January 2014, followed by regional limited-time offers throughout 2014. TR90 is a weight management system that includes four proprietary products and a comprehensive diet and lifestyle plan designed to target three important areas for weight management: healthy metabolism, lean muscle and appetite control. We continue to assess the financial and operational impact of the introduction of TR90, including factors such as the timing of product deliveries, the amount of product returns and the cannibalization of sales of our other products.

Revenue

Greater China. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2013 and 2012 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change

Mainland China	$345.7	$68.2	407%	$667.4	$176.4	278%
Taiwan	65.5	36.5	79%	136.0	101.9	33%
Hong Kong	53.4	31.9	67%	106.1	150.7	(30%)
Greater China total	$464.6	$136.6	240%	$909.5	$429.0	112%

Foreign currency exchange rate fluctuations positively impacted revenue in this region by 9% and 5% during the three- and nine-month periods ended September 30, 2013. Significant growth in our revenue, and our Actives and Sales Leaders in the Greater China region was driven by the limited-time offer of ageLOC TR90 during the quarter and continued strong interest in our innovative anti-aging product portfolio and income opportunity. Revenue for the region included $157.9 million from the limited-time offer of TR90 in the third quarter of 2013, while the prior year included $20.8 million of limited-time offer revenue related to products that were shipped in the third quarter of 2012 following a limited-time offer in the second quarter of 2012. Additional limited-time offers of TR90 are currently planned for the fourth quarter of 2013 and the first quarter of 2014 in this region. Quarterly product expos continued to positively impact sales in the region. Sales Leaders and Actives in Mainland China increased 328% and 195%, respectively, compared to the prior-year period. Sales Leaders and Actives in Taiwan were up 82% and 22%, compared to the prior year.  Sales Leaders and Actives in Hong Kong were up 159% and 59%, respectively, compared to the prior year.

Our rapid growth in Greater China has put pressure on our supply chain and other systems and resources in this region, causing us to take measures to help alleviate this pressure, including staging the limited-time offer of ageLOC TR90 over several months in the Greater China region. We, along with our management team in the Greater China region, continue to focus resources to successfully manage the expansion of our management team, labor force, sales force, manufacturing operations, systems, government relations efforts, stores and sales support centers, including plans to triple our number of stores and sales support centers by 2015 and expand our manufacturing capabilities.

North Asia.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2013 and 2012 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change

Japan	$92.7	$120.7	(23%)	$298.3	$346.4	(14%)
South Korea	112.0	64.0	75%	291.4	198.2	47%
North Asia total	$204.7	$184.7	11%	$589.7	$544.6	8%

Revenue in the region for the three- and nine-month periods ended September 30, 2013 was negatively impacted approximately 12% and 10% by foreign currency exchange rate fluctuations. We expect that fourth-quarter revenue for the region will be positively impacted by the limited-time offer of ageLOC TR90.

During the third quarter and first nine months of 2013, the Japanese yen weakened against the U.S. dollar, negatively impacting our revenue in this market by 20% and 19%, respectively, compared to the same periods in 2012. Local-currency revenue in Japan in the third quarter and first nine months of 2013 decreased 3% and increased 5%, respectively, year-over-year. Sales Leaders and Actives in Japan were down 6% and 5%, respectively, compared to the prior year, reflecting challenges related to the difficult direct selling environment in Japan and our focus on distributor education, training and compliance. The environment for direct selling in Japan has been challenging for several years and we expect these challenges to continue. As a result of concerns from a regional regulatory authority earlier in the year, we implemented additional steps to further reinforce our distributor education, training and compliance efforts. These issues also led us to be cautious in our promotional activities. We believe these steps negatively impacted our revenue in this market during the quarter. For more information regarding this matter, see "Note Regarding Forward-Looking Statements" below.

Local-currency revenue in South Korea increased 71% and 43% for the three- and nine-month periods ended September 30, 2013, compared to the same periods in 2012. This growth reflects a 47% and 64% increase in Sales Leaders and Actives, driven by strong interest in our innovative anti-aging product portfolio and business opportunity.

South Asia/Pacific. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2013 and 2012 for the South Asia/Pacific region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change

South Asia/Pacific	$127.5	$91.1	40%	$280.7	$266.8	5%

Foreign currency exchange rate fluctuations in the South Asia/Pacific region negatively impacted revenue 6% and 2% in the three- and nine-month periods ended September 30, 2013, when compared to the same prior-year periods. Strong growth in our revenue, and our Actives and Sales Leaders in the South Asia/Pacific region was driven by the limited-time-offer of ageLOC TR90 during the quarter and continued interest in our innovative anti-aging product portfolio and business opportunity. Revenue for the region included $45.9 million from the limited-time offer of TR90 in the third quarter of 2013, while the prior year included $29.3 million of limited-time offer revenue. Additional limited-time offers of TR90 are currently planned for the fourth quarter of 2013 in a limited number of markets in this region. Sales Leaders and Actives in the region increased 58% and 19%, compared to the prior year.

Americas. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2013 and 2012 for the Americas region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change

Americas	$85.7	$70.5	22%	$246.5	$208.6	18%

Revenue in the Americas region for the three- and nine-month periods ended September 30, 2013 were negatively impacted approximately 7% and 5%, respectively, by foreign currency exchange rate fluctuations. Year-over-year revenue growth in the region was positively impacted by strong growth in our Canada and Latin American markets. In the United States, revenue was up 5% and 7% in the third quarter and first nine months of 2013, respectively, when compared to the same prior-year periods. We believe our inability to market our facial spa in the United States negatively impacted revenue in this market. In the third quarter of 2013, we received clearance from the United States Food and Drug Administration to market a facial spa device for over-the-counter use. We currently expect that the facial spa will become available for sale in the United States in the first half of 2014. We also expect that fourth-quarter revenue for the region will be positively impacted by the limited-time offer of ageLOC TR90. Our Sales Leaders and Actives in this region increased 28% and 8%, respectively, compared to the prior year.

EMEA. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2013 and 2012 for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change

EMEA	$45.1	$43.2	4%	$134.3	$132.4	1%

Foreign currency exchange rate fluctuations in the EMEA region positively impacted revenue for the three- and nine-month periods ended September 30, 2013 by 4% and 2%, respectively, when compared to the prior year. We expect that fourth-quarter revenue for the region will be positively impacted by the limited-time offer of ageLOC TR90. Our Sales Leaders and Actives in the EMEA region decreased by 5% and increased by 3%, respectively, when compared to the prior year.

Gross profit

Gross profit as a percentage of revenue was 84.9% and 84.2% for the three- and nine-month periods ended September 30, 2013, compared to 83.5% and 83.7% for the same prior-year periods. This increase reflects strong gross margins on a consolidated basis for our ageLOC TR90 products. Similarly, revenue growth in Mainland China, where our gross margin on a consolidated basis benefits from our self-manufactured products, also continued to positively impact our gross profit as a percentage of revenue.

Selling expenses

Selling expenses as a percentage of revenue increased to 49.3% and 46.6% for the three- and nine-month periods ended September 30, 2013 from 44.8% and 44.6% for the same periods in 2012. This increase was largely due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives.

General and administrative expenses

As a percentage of revenue, general and administrative expenses decreased to 17.5% and 20.7% for the three- and nine-month periods ended September 30, 2013 from 23.1% for each of the same periods in 2012. This improvement was due to our significant revenue growth, particularly from the large amount of limited-time-offer sales of ageLOC TR90 in the third quarter.

Other income (expense), net

Other income (expense), net for the three- and nine-month periods ended September 30, 2013 was $0.5 million of income and $0.6 million of expense compared to $1.2 million and $1.5 million of income for the same periods in 2012.

Provision for income taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2013 was $57.9 million and $125.3 million compared to $29.4 million and $91.0 million for the same periods in 2012. The effective tax rate was 34.3% of pre-tax income during both the three- and nine-month periods ended September 30, 2013, compared to 35.2% and 35.9% in the same prior-year periods. The decrease in the effective tax rate is primarily due to a portion of our non-U.S. earnings being indefinitely reinvested outside the U.S in connection with the build-out of our regional headquarters and other infrastructure in Mainland China.

Net income

As a result of the foregoing factors, net income for the third quarter and first nine months of 2013 was $110.9 million and $239.6 million compared to $54.2 million and $162.4 million for the same periods in 2012.

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

We typically generate positive cash flow from operations due to favorable margins. We generated $484.1 million in cash from operations during the first nine months of 2013, compared to $239.3 million during the same period in 2012. This increase is attributed to significant growth in revenue, particularly from large limited-time offers during the quarter.

As of September 30, 2013, working capital was $304.8 million, compared to $279.3 million as of December 31, 2012. Cash and cash equivalents, including current investments at September 30, 2013 and December 31, 2012 were $565.6 million and $333.4 million, respectively.

Capital expenditures in the first nine months of 2013 totaled $143.1 million, and we anticipate additional capital expenditures of approximately $50 million for the remainder of 2013. We expect capital expenditures in 2014 to be similar to 2013. Our 2013 and 2014 capital expenditures are primarily related to:

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

Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2013(1)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$17.1 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$11.4 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.4 billion yen ($4.6 million as of September 30, 2013)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.3 billion yen ($13.2 million as of September 30, 2012)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.2 billion yen ($12.6 million as of September 30, 2013)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen ($81.3 million as of September 30, 2013)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan:

U.S. dollar denominated:	$30.0 million	$14.0 million	Variable 30 day: 1.186%	Amortizes at $0.5 million every 30 days.

Revolving credit facilities

2010	$35.0 million	$35.0 million	Variable 30 day: 0.690%	Revolving line of credit.

2013(2)	$0	$0	N/A	Revolving line of credit.

(1)	The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $11.0 million of the balance of our Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the multi-currency uncommitted shelf facility, $14.0 million of our committed loan and $35.0 million of our revolving loan.

(2)	On September 5, 2013, we entered into a loan agreement with Bank of America, N.A. for a 364 day revolving line of credit with a commitment amount of $50.0 million. The interest rate will be equal to 1, 2 or 3 month LIBOR plus 42.5 basis points.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first nine months of 2013, we repurchased 1.3 million shares of Class A common stock under this program for $90.9 million. In July 2013, our board of directors authorized a $400.0 million extension of our ongoing share repurchase authorization. At September 30, 2013, $444.5 million was available for repurchases under the stock repurchase program.

In February, May and August 2013, our board of directors declared a quarterly cash dividend of $0.30 per share. These quarterly cash dividends totaling $17.5 million, $17.6 million and $17.8 million were paid on March 13, 2013, June 12, 2013 and September 11, 2013, to stockholders of record on February 22, 2013, May 24, 2013 and August 23, 2013, respectively. In October 2013, our board of directors declared a quarterly cash dividend of $0.30 per share to be paid December 4, 2013 to stockholders of record on November 22, 2013. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of September 30, 2013 and December 31, 2012, we held $553.5 million and $320.0 million, respectively, in cash and cash equivalents, including $518.2 million and $248.7 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies. We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be limited in the amount of cash we can repatriate from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We currently plan to repatriate undistributed earnings from our foreign operations as necessary, considering the cash needs of our foreign operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. In all but two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Our cash and cash equivalents balance at September 30, 2013, includes $50.0 million in offshore jurisdictions associated with our indefinite reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Contingent Liabilities

We are currently involved in a dispute with customs authorities in Japan related to additional customs assessments on several of our Pharmanex nutritional products made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 4.3 billion Japanese yen as of September 30, 2013 (approximately $44.5 million), net of any recovery of consumption taxes. Additional assessments related to any prior period would be barred by applicable statutes of limitations. This dispute is separate and distinct from the dispute related to customs assessments on certain of the Company's products imported into Japan during the period of October 2002 through July 2005. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation. Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance's administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently required to post a bond or make a deposit to secure any additional duties that may be due and payable on these current imports. Because we believe that the assessment of higher duties by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. If we are unsuccessful in recovering the amounts assessed and paid, we will record a non-cash expense for the full amount of the disputed assessments. We anticipate that additional disputed duties will be reduced going forward as we now purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended September 30, 2013.

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

We have experienced rapid revenue growth in certain new markets following commencement of operations. This initial rapid growth has often been followed by a short period of stable or declining revenue, followed by renewed growth fueled by product introductions, an increase in the number of Actives and increased distributor productivity.  The contraction following initial rapid growth has been more pronounced in certain new markets, due to other factors such as business or economic conditions or distributor distractions outside the market.

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

	As of September 30, 2013		As of September 30, 2012
Region:	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	418,000	57,780	188,000	16,269
North Asia	430,000	17,994	336,000	15,603
South Asia/Pacific	125,000	9,280	105,000	5,880
Americas	179,000	7,461	166,000	5,831
EMEA	121,000	4,375	118,000	4,581
Total	1,273,000	96,890	913,000	48,164

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
Foreign exchange risk is managed in certain jurisdictions through the use of foreign currency debt. Portions of our Japanese yen borrowings have been designated, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments are included in foreign currency translation adjustment within other comprehensive income. Included in the cumulative translation adjustment are $(0.5) million pretax net losses and $7.5 million of pretax net gains for the three- and nine-month periods ended September 30, 2013 and $(1.8) million and $(0.2) million of pretax net losses for the three- and nine-month periods ended September 30, 2012, respectively from Japanese yen borrowings.
Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  We held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 3.0 billion Japanese yen ($30.5 million as of September 30, 2013) and 6.0 million euros ($8.1 million as of September 30, 2013) to hedge forecasted foreign-currency-denominated intercompany transactions; and at December 31, 2012, we held approximately 1.9 billion Japanese yen ($21.9 million as of December 31, 2012) and no euros. Because of our foreign exchange contracts at September 30, 2013, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, in particular "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that represent the company's current expectations and beliefs. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, new products, opportunities and risks; statements of projections regarding future operating results and other financial items; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on certain assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. In addition to the risks and uncertainties disclosed or incorporated by reference in our filings with the Securities and Exchange Commission, some of the risks and uncertainties that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

(a) Our operating results could be adversely affected if our business opportunities and incentives, products and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing Actives and Sales Leaders or to attract new Actives and Sales Leaders on a sustained basis. In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. There can be no assurance that our initiatives will continue to generate excitement among our Actives and Sales Leaders in the long-term or that planned initiatives will be successful in maintaining distributor activity and productivity or in motivating Sales Leaders to remain engaged in business building and developing new Sales Leaders. Some initiatives may have unanticipated negative impacts on our distributors, particularly changes to our sales compensation plan. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative. In addition, if any of our products fail to gain distributor acceptance, we could see an increase in product returns.

(b) If we are unable to effectively manage our rapid growth in Greater China, our operations could be harmed. Our rapid growth in Greater China has put pressure on our supply chain and other systems and resources in this region, causing us to take measures to help alleviate this pressure, including staging the limited-time offer of ageLOC TR90 over several months in the Greater China region. We, along with our management team in the Greater China region, continue to focus resources to successfully manage the expansion of our management team, labor force, sales force, manufacturing operations, systems, government relations efforts, and stores and sales support centers, including plans to triple our number of stores and sales support centers by 2015 and expand our manufacturing capabilities. Insufficient management of such growth could result in, among other things, product delays or shortages, operating mistakes and errors, inadequate customer service, inappropriate claims or promotions by our sales force, and governmental inquiries and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. In addition, we will need to continue to attract and develop qualified management personnel to sustain growth in this market. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

(c) Our business could be negatively impacted if we fail to execute our product launch process due to increased pressure on our supply chain, information systems and management. Although our product launch process may vary by market, we generally introduce new products to our distributors and consumers in all markets where the products are registered, through limited-time offers in connection with global and regional distributor events. The limited-time offers typically generate significant distributor activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We typically make a new product generally available within a year following the regional limited-time offers. We currently anticipate that the size of these limited-time offers may increase as our Actives grow and the percentage of Actives participating in these limited-time offers increases. However, we cannot be sure whether these limited-time offers will continue to generate distributor interest and participation, or what the short- and long-term impact will be on our business. We may experience difficulty effectively managing growth associated with these limited-time offers. In addition, the size and condensed schedule of these global product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet global demand, we may incur higher expedited shipping costs and we may experience stockouts, which could negatively impact the enthusiasm of our distributors and consumers. Conversely, if we over forecast demand for a global product launch, we could incur increased inventory write-offs. Our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.

(d) Due to the international nature of our business, we are exposed to the fluctuations of numerous currencies. We purchase inventory primarily in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. Our results could be negatively impacted if the U.S. dollar strengthens relative to these currencies.  In addition, our business may be negatively impacted by inflation, currency exchange restrictions, pricing controls and currency devaluation, especially in countries such as Venezuela.

(e) If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business would be significantly negatively impacted. The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social order.  We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations. If our business practices are found to be in violation of applicable regulations as they may be interpreted or enforced in the future, in particular our use of the sales productivity of a Sales Leader and the sales promoters and employees that such Sales Leader leads and supervises in setting his/her quarterly compensation level, then we could be sanctioned and/or required to change our business model, either of which could significantly harm our business.

(f) Our operations in Mainland China are subject to significant government scrutiny and investigations, which have from time to time in the past, and could in the future, negatively impact the company's business, including the interruption of sales activities in stores and the imposition of fines, if our sales force engages in activities that violate applicable laws and regulations. The legal system in Mainland China provides governmental authorities with broad latitude to conduct investigations. We anticipate that our business will continue to attract significant governmental scrutiny, particularly as our business grows and the number of sales employees and contractual sales promoters continues to increase. We face a risk that future investigations may result in fines or other more significant sanctions, such as loss of licenses. In addition, our ability to expand our business in Mainland China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in Mainland China.

(g) Global economic conditions and events continue to be unpredictable. Even with continued growth in many of our markets, difficult economic conditions or events could adversely affect our business in the future by causing a decline in demand for our products, particularly if the economic conditions or events are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our distributors and consumers to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

(h) Distributor activities that violate applicable laws or regulations could result in government or third-party actions against us. We continue to experience general inquiries and complaints to consumer centers in Japan regarding the activities of our distributors. Over the last few years, we have received warnings from local consumer centers raising concerns about the number of these general inquiries and complaints. In the second quarter of 2013, we received a warning from a regional regulatory authority requesting that we take action to further reduce the level of inquiries and complaints. Although we are implementing additional steps to reinforce our distributor education, training and compliance efforts in Japan, we cannot be sure that such efforts will be successful. If the current level of inquiries and complaints does not improve, there is an increased likelihood that the government could take action against us, including sanctions and/or suspensions, or that we could receive negative media attention, all of which could harm our business. These issues have also led us to be cautious in our promotional activities, which we believe has, and may continue to negatively impact our revenue in this market. In addition, distributor claims regarding our products and our business opportunity that are misleading, unsubstantiated or in violation of applicable laws could result in governmental or third-party actions. The weight management category has historically been subject to a high level of governmental scrutiny related to product claims. For example, a legislator in South Korea recently expressed concerns regarding the Ministry of Food and Drug Safety's approach to improper marketing claims regarding weight loss products, and alleged that improper marketing claims were made regarding the TR90 weight management system. Although we actively educate our distributors and monitor our distributors' product claims and marketing materials for compliance with our policies and applicable regulations, if regulatory authorities find that our distributors made improper claims, we could be subject to government actions, including investigations, fines or other sanctions, all of which could harm our business.

(i) The network marketing, nutritional supplement and personal care industries are subject to various laws and regulations throughout our markets, many of which involve a high level of subjectivity and are inherently fact-based and subject to interpretation. In addition, negative publicity concerning supplements with controversial ingredients has spurred efforts to change existing regulations or adopt new regulations in order to impose further restrictions and regulatory control over the nutritional supplement industry. If our existing business practices or products, or any new initiatives or products, are challenged or found to contravene any of these laws by any governmental agency or other third-party, or if there are any new regulations applicable to our business that limit our ability to market such products or impose additional requirements on us, our revenue and profitability may be harmed. For example, in 2012 the FDA issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors following the warning letters. There can be no assurance that we will not be subject to similar governmental actions or class action lawsuits, which could harm our business.

(j) While we have not been required to register our Galvanic Spa facial unit, ageLOC Body Spa or Pharmanex BioPhotonic Scanner as medical devices in most of our markets, we have registered our Galvanic Spa facial unit as a medical device in Indonesia, Thailand and Colombia. In addition, we have received clearance from the United States Food and Drug Administration to market a facial spa device for over-the-counter use. In each case these devices are marketed as over-the-counter products and sold by our distributors. Any determination by regulatory authorities in our markets that our other products must receive clearance or be registered as medical devices could restrict our ability to import or sell the products in such market until clearance or registration is obtained.

(k) There have been a series of third-party actions and governmental actions involving some of our competitors in the direct selling industry. These actions have generated negative publicity for the industry and likely have resulted in increased regulatory scrutiny of other companies in the industry. Adverse rulings in any of these cases could harm our business if they create adverse publicity or interpret laws in a manner inconsistent with our current business practices.

(l) Production difficulties and quality control problems could harm our business, in particular our reliance on third-party suppliers to deliver quality products in a timely manner. Occasionally, we have experienced production difficulties with respect to our products, including the delivery of products that do not meet our quality control standards. These quality problems have resulted in the past, and could result in the future, in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-offs for unusable products.

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

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
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

ITEM 1A.           RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2012 fiscal year and subsequent Quarterly Reports on Form 10-Q.

If our Galvanic Spa facial unit, ageLOC Body Spa or Pharmanex BioPhotonic Scanner are determined to be medical devices in a particular geographic market or if our distributors use these products for medical purposes or make improper medical claims, our ability to continue to market and distribute such tools could be harmed.

One of our strategies is to market unique and innovative products and tools that allow our distributors to distinguish our products, including our Galvanic Spa facial unit, ageLOC Body Spa or Pharmanex BioPhotonic Scanner. Any determination by regulatory authorities in our markets that these products must receive clearance or be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. While we have not been required to register our Galvanic Spa facial unit, ageLOC Body Spa or Pharmanex BioPhotonic Scanner as medical devices in most of our markets, we have registered our Galvanic Spa facial unit as a medical device in Indonesia, Thailand and Colombia. In addition, we have received clearance from the United States Food and Drug Administration to market a facial spa device for over-the-counter use. There have been legislative proposals in Singapore and Malaysia relating to the regulation of medical devices that could affect the way we market our Galvanic Spa facial unit, ageLOC Body Spa and Pharmanex BioPhotonic Scanner in these countries. In addition, if our distributors are making medical claims regarding our products or are using our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices, it could negatively impact our ability to market or sell these products.

Where necessary, obtaining medical device registrations and clearances could require us to provide documentation concerning product manufacturing and clinical utility, to make design, specification and manufacturing process modifications to meet standards imposed on medical device companies, and to modify our marketing claims regarding the registered product. While we successfully obtained clearance to market a facial spa device for over-the-counter use in the United States, and registered a facial spa unit as a medical device in Indonesia, Thailand and Colombia, because medical device regulations vary widely from country to country, there can be no assurance we will not face challenges or delays in obtaining clearance in other markets, or that we will be able to make any required modifications or provide documentation necessary to obtain clearance. If we obtain such medical device clearance in order to sell a product in one market, such clearance may be used as precedent for requiring similar approval for the product in another market, or for similar products in the same market. These additional requirements could increase the cost associated with manufacturing and selling these products as non-medical devices in such markets.

Improper distributor actions that violate laws or regulations could harm our business.

Distributor activities that violate applicable laws or regulations could result in government or third party actions against us, which could harm our business. Except in China, our distributors are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of being a distributor.  We implement strict policies and procedures to ensure our distributors comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. For example, product claims made by some of our distributors in 1990 and 1991 led to a United States Federal Trade Commission ("FTC") investigation that resulted in our entering into a consent decree with the FTC. In addition, a legislator in South Korea recently expressed concerns regarding the Ministry of Food and Drug Safety's approach to improper marketing claims regarding weight loss products, and alleged that improper marketing claims were made regarding the TR90 weight management system. Although we actively educate our distributors and monitor our distributors' product claims and marketing materials for compliance with our policies and applicable regulations, if regulatory authorities find that our distributors made improper claims, we could be subject to government actions, including investigations, fines or other sanctions, all of which could harm our business. Rulings by the South Korean Federal Trade Commission and by judicial authorities against us and other companies in South Korea indicate that vicarious liability may be imposed on us for the criminal activity of our distributors. We have also seen an increase in sales aids and promotional material produced by distributors and distributor groups in some markets, increasing the burden on us to monitor compliance of such materials and increasing the risk that such materials could contain problematic product or marketing claims in violation of our policies and applicable regulations. As we expand internationally, our distributors often attempt to anticipate which markets we will open in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines or other legal action if our distributors violate applicable laws and regulations.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 – 31, 2013	511,189	$80.81	511,189	$479.4
August 1 – 31, 2013	407,159	$85.82	407,159	$444.5
September 1 – 30, 2013	0	N/A	0	$444.5
Total	918,348		918,348

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $1,135.0 million was authorized as of September 30, 2013. As of September 30, 2013, we had repurchased approximately $690.5 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                        Description

10.1	Form of Amended & Restated 2010 Plan Performance Stock Option Grant Agreement.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2013

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)