Form 10-K
period 2013-12-31
NU SKIN ENTERPRISES INC
filed 2014-03-18
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No ☑

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 28, 2013, the last business day of the Registrant's second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3.5 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant's outstanding voting stock, other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G, have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the Registrant.

As of January 31, 2014, 58,800,356 shares of the Registrant's Class A common stock, $.001 par value per share, and no shares of the Registrant's Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end are incorporated by reference in Part III of this report.

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

PART I
ITEM 1.                  BUSINESS
We are a leading global direct selling company with operations in 53 markets worldwide. In 2013, we achieved a record $3.2 billion in revenue, representing year-over-year growth of 49%. From our founding in 1984, we have strived to differentiate ourselves through innovation in both our products and our sales channel.
We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex category brands, respectively. Over the last five years, we have introduced new Pharmanex nutritional supplements and Nu Skin personal care products under our ageLOC anti-aging brand.
We operate in the direct selling channel, primarily utilizing person-to-person marketing to market and sell our products. Consumers of our products can purchase products either directly from a member of our sales force or directly from the company.
Approximately 92% of our 2013 revenue came from outside of the United States. Due to the size of our foreign operations, our results, as reported in U.S. dollars, are often impacted by foreign currency fluctuations.  In addition, our results are impacted by global economic, political, demographic and business trends and conditions.

Mainland China became our largest revenue market in 2013 and accounted for approximately 32% of our revenue. Direct selling is relatively new to Mainland China and we believe the market holds significant potential. We have implemented a distinct business model in Mainland China to conform with local laws and regulations.
Our business is subject to various laws and regulations globally, particularly with respect to our direct selling business models and our product categories. Voluntary measures we have taken in Mainland China in response to recent media scrutiny and subsequent government reviews of our operations and the activities of our sales force in Mainland China will have a negative impact on our business in that market. See "Business – Regulation" and "Risk Factors" for a more detailed description of these matters.
PRODUCTS
We offer a branded, differentiated product platform. We believe our innovative approach to product development provides us with a competitive advantage in anti-aging and direct selling. We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex category brands, respectively. Over the last five years, we have introduced new Pharmanex nutritional supplements and Nu Skin personal care products under our ageLOC anti-aging brand. We have several products in development, including personalized skin care systems and next-generation nutritional supplements. Our research and product development is focused on understanding the sources of aging, including the influence of certain ingredients on gene expression, and utilizing that knowledge in our development of anti-aging products. We believe that our acquired and licensed technologies, research collaborations and in-house research expertise enable us to continue to introduce innovative, proprietary anti-aging products. We source and produce nearly all our proprietary products through trusted third parties, except in Mainland China, where we manufacture our own products.
Product Categories
We have two primary product categories, each operating under its own brand.  We market our premium-quality personal care products under the Nu Skin category brand and our science-based nutritional supplements under the Pharmanex category brand. Over the last five years, we have introduced new Pharmanex nutritional supplements and Nu Skin personal care products under our ageLOC anti-aging brand.
Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin and Pharmanex products for the years ended December 31, 2011, 2012, and 2013.  This table should be read in conjunction with the information presented in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)
	Year Ended December 31,
Product Category	2011		2012		2013

Nu Skin	$950.6	55.3%	$1,158.2	54.3%	$1,641.6	51.7%

Pharmanex	759.3	44.2	966.6	45.3	1,529.2	48.1

Other(2)	9.7	0.5	7.5	0.4	5.9	0.2

	$1,719.6	100.0%	$2,132.3	100.0%	$3,176.7	100.0%

(1)	In 2013, 92% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign currency fluctuations negatively impacted reported revenue by approximately 3% in 2013 compared to 2012. Foreign currency fluctuations negatively impacted reported revenue by approximately 1% in 2012 compared to 2011.

(2)	We currently offer a limited number of other products and services, including household products and technology services.

Nu Skin.  Nu Skin is the brand of our original product line and offers premium-quality anti-aging personal care products.  Our strategy is to leverage our distribution channel to strengthen Nu Skin's position as an innovative leader in the anti-aging personal care market.  We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients.  Our primary categories in this product line are core skin-care systems and targeted treatment products that address specific skin needs. We formulate these products with ingredients that are scientifically proven to provide visible results. Products in this category include ageLOC Galvanic Spa System, ageLOC Galvanic Body Spa, and ageLOC Transformation anti-aging skin care system. Our ageLOC skin care products accounted for 22% of our total revenue and 42% of Nu Skin sales in 2013. We also offer a number of other cosmetic, personal care and hair care products.

Pharmanex. We market a variety of products under our Pharmanex brand. Our strategy is to continue to introduce innovative, substantiated anti-aging products based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality supplements because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors' offerings. This product line includes our recently introduced ageLOC TR90 weight management and body shaping system, which includes four products and a comprehensive diet and lifestyle plan designed to promote healthy body composition. TR90 was our largest nutritional product in terms of revenue, representing 18% of our total revenue and 37% of Pharmanex revenue in 2013, as a result of successful limited-time offers of this product in the second half of 2013. Other top-selling products in this category include LifePak and ageLOC R2. We also offer a number of other anti-aging nutritional solutions and weight management products.
Product Development
We are committed to developing and marketing innovative products. We have several products in development, including nutritional supplements and personalized skin care systems. Our research and product development is focused on understanding the sources of aging, including the influence of certain ingredients on gene expression, and utilizing that knowledge in our development of anti-aging products.

Our research and product development activities include:
•	Internal research, product development and quality testing;

•	Joint research projects, collaborations and clinical studies;

•	Identification and assessment of technologies for potential licensing arrangements; and

•	Acquisition of technologies.

We maintain research and product development facilities at our headquarters in Provo, Utah as well as in Mainland China where we conduct various research and development activities.  We also contract with third parties for clinical studies and collaborate on basic research projects with researchers from universities and other research institutions in the United States and Asia, whose staffs include scientists with basic research expertise in natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies.  Our expenses for internal research and development activities and joint research projects and collaborations were $13.6 million, $14.9 million and $18.0 million in 2011, 2012 and 2013, respectively.
We also work to identify and assess innovative technologies developed by third parties for potential licensing or supply arrangements.  Because of the nature of our distribution channel, which allows us to provide a high level of product information on a person-to-person basis, we often have third parties who are interested in licensing innovative technologies for us to incorporate into our products and commercialize through our distribution channel.  Licensing arrangements allow us to leverage the research activities of third parties that have resulted in demonstrated technologies, without the upfront costs and uncertainty associated with internal development, in exchange for the payment of a royalty on product sales. We have also invested in acquisitions to supplement our research capabilities and to acquire technologies, including our acquisition of Pharmanex in 1998 and the license and acquisition of the technology underlying our BioPhotonic Scanner, a non-invasive tool that measures the level of carotenoid anti-oxidants in body tissue. In 2011 and 2012, respectively, we acquired substantially all of the assets of LifeGen Technologies, LLC for $11.7 million and acquired Nox Technologies, Inc., for $12.6 million, including in each case, the acquisition of patents and previously licensed technology utilized in connection with Nu Skin's research efforts and incorporated into some of our products. Our expense for royalties and amortization for previous technology related acquisitions were approximately $8.8 million, $8.9 million and $9.7 million in 2011, 2012 and 2013, respectively. These amounts do not include our expenses for acquiring licensed ingredients and other technologies for our Tru Face Essence products, Galvanic Spa systems and other products.
Intellectual Property
Our major trademarks are registered in the United States and in each country where we operate or have plans to operate, and we consider trademark protection to be very important to our business.  Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, LifePak® and Galvanic Spa®, and TR90®.  In addition, a number of our products, including ageLOC TR90, ageLOC Edition Galvanic Spa System II, ageLOC Galvanic Body Spa, ageLOC Tru Face Essence Ultra and Pharmanex BioPhotonic Scanner, are based on proprietary technologies, some of which are patented or licensed from third parties.  We also rely on patents and trade secret protection to protect our proprietary formulas and other proprietary information for our ageLOC and other products.

Sourcing and Production
Nu Skin.  For markets other than Mainland China, we acquire ingredients and contract production of nearly all our Nu Skin personal care products from third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our personal care products sold in Mainland China, as well as a limited number of products exported to some of our other markets. We are currently in the process of expanding our personal care manufacturing capacity in Mainland China.
We procure our ageLOC Galvanic Spa systems, including the ageLOC Edition Galvanic Spa System II and ageLOC Galvanic Body Spa, and our Tru Face Essence products from single vendors who own or control the product formulations, ingredients, or other intellectual property rights associated with these products. We maintain good relationships with these vendors and do not anticipate that either party will terminate this relationship in the near term. However, to continue offering these product categories following any termination of our relationship with these vendors, we would need to develop and manufacture alternative products and source them from other vendors. We also acquire ingredients and products from one other supplier that manufactured products representing more than 10% of our Nu Skin personal care purchases in 2013. We maintain a good relationship with this supplier and do not anticipate that either party will terminate this relationship in the near term. In the event we become unable to source any products or ingredients from this supplier, we believe that we would be able to produce or replace those products or substitute ingredients without great difficulty or significant increases to our cost of goods sold. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to "Risk Factors—The loss of suppliers or shortages in ingredients could harm our business" for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.
Pharmanex.  For markets other than Mainland China, we source most of our Pharmanex nutritional supplements from third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our nutritional supplements sold in Mainland China and herbal extracts used to produce other products sold globally.  We are currently in the process of expanding our nutritional supplement manufacturing capacity in Mainland China.
One of our suppliers manufactured products representing more than 10% of our Pharmanex nutritional supplement purchases in 2013. We maintain a good relationship with this supplier and do not anticipate that either party will terminate this relationship in the near term. In the event we become unable to source any products or ingredients from this supplier or from our other vendors, we believe that we would be able to produce or replace those products or substitute ingredients without great difficulty or significant increases to our cost of goods sold.  We also have ongoing relationships with secondary and tertiary suppliers. Please refer to "Risk Factors—The loss of suppliers or shortages in ingredients could harm our business" for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.
DISTRIBUTION CHANNEL

We operate in the direct selling channel, primarily utilizing person-to-person marketing to market and sell our products. These personal marketing efforts are supported by various mediums, including catalogs, the Internet, and walk-in centers. We believe our distribution channel is an effective vehicle to distribute our products because:

•	our sales force can educate consumers about our products face-to-face, which we believe is more effective for differentiating our products than using traditional mass-media advertising;

•	our distribution channel allows for actual product demonstrations and testing by potential consumers;

•	our distribution channel allows our sales force to provide personal testimonials of product efficacy; and

•	as compared to other distribution methods, our sales force has the opportunity to provide consumers higher levels of service and encourage repeat purchases.

The manner in which we operate our distribution channel can vary from market to market based on regulatory and socio-economic conditions.  While our person-to-person marketing philosophy remains consistent globally, various aspects of our business may differ from market-to-market, including product mix and pricing, compensation structure, access to distribution outlets or product stores, the manner of getting products to consumers, product claims, branding and product formulations. For example, in Mainland China we have implemented a distinct hybrid business model that utilizes retail stores, sales employees, contractual sales promoters and independent direct sellers to market our products.

Given that members of our sales force are independent contractors in most markets, we do not control or direct their promotional efforts. We do, however, require that our sales force abide by policies and procedures that require our sales force to act in an ethical and consumer protective manner and in compliance with applicable laws and regulations. As a member of the United States Direct Selling Association and similar organizations in many of the markets where we do business, we are also subject to the ethical business practices and consumer service standards required by the industry's code of ethics.

Consumers and Sales Network

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

To monitor the growth trends in our consumer group, we track the number of persons who purchased products directly from the company during the previous three months ("Actives"). We believe that a significant majority of Actives purchase products at a discount, but do not seriously pursue the business opportunity.  To monitor the growth in our sales network, we also track the number of persons who have completed and who maintain specified sales benchmarks at the end of a period ("Sales Leaders"). "Sales Leaders" include our independent distributors who have completed and who maintain specified sales requirements, and our sales employees and contractual sales promoters in Mainland China, who have completed certain qualification requirements. The following chart sets forth information concerning our Actives and Sales Leaders for the last three years.

Total Number of Actives and Sales Leaders by Region

	As of December 31, 2011		As of December 31, 2012		As of December 31, 2013
	Actives	Sales Leaders	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	143,000	11,808	216,000	18,527	490,000	61,546
North Asia	338,000	15,293	349,000	17,395	409,000	19,816
South Asia/Pacific	99,000	5,619	98,000	4,988	120,000	7,992
Americas	166,000	5,356	164,000	6,352	193,000	8,274
EMEA	109,000	3,740	119,000	4,528	123,000	4,489
Total	855,000	41,816	946,000	51,790	1,335,000	102,117

Global Direct Selling Channel

Outside of Mainland China, individuals can elect to participate in our business as follows:

"Distributor-Direct Consumers"—Individuals who purchase products directly from an independent distributor at a price established by the distributor.

"Company-Direct Consumers"—Individuals who purchase products directly from the company. These consumers are typically referred by a distributor. These consumers generally have the opportunity to purchase at a discount if they participate in our subscription and/or loyalty programs.  These individuals do not have the right to build a Nu Skin business by reselling product or by recruiting others.

"Basic Distributors"—Distributors who purchase products at a discount for personal or family use or for resale to other consumers.  These individuals are not eligible to receive compensation on a multi-level basis unless they elect to qualify as a Sales Leader under our global compensation plan.  We consider these individuals to be part of our consumer group, as we believe a significant majority of these distributors are purchasing products for personal use and not actively recruiting others.

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

We offer a generous product return policy. With some exceptions based on local regulations, we offer a return policy that allows our distributors to return unopened and unused product for up to 12 months subject to a 10% restocking fee. Distributors are not required to terminate their distributorship to return product.  Actual product returns have historically been less than 5% of annual revenue. We believe our generous return policy minimizes the financial risks associated with operating a Nu Skin business.

In addition to our product return policy, we strive to be as consumer protective as possible. We seek to ensure that those who use our products or who participate in our business opportunity are treated fairly and are not misled by inappropriate product or earnings claims.

There are two fundamental ways in which our distributors can earn money:

•	by reselling products purchased from the company to consumers; and

•	through commissions earned on the sale of products under our global sales compensation plan.

We believe that our global sales compensation plan, which has been implemented in each of our markets except Mainland China, is among the most generous compensation plans in the direct selling industry and is one of our competitive advantages. Our Sales Leaders can receive commissions under our global sales compensation plan for product sales from the company to their own network of consumers as well as for product sales from the company to other Sales Leaders and their consumer groups. This type of sales compensation is often referred to as "multi-level" compensation. Commissions are based on the sale and consumption of our products. Our sales force is not required to recruit or sponsor others, and we do not pay any commissions for recruiting or sponsoring. While all of our distributors can sponsor others at any time, our Sales Leaders and those in qualification to become Sales Leaders are those who generally are actively sponsoring others. Pursuant to our global sales compensation plan, we pay consolidated monthly commissions in a Sales Leader's home country, in local currency, for product sales in the Sales Leader's own consumer group and for product sales in the Sales Leader's organization of Sales Leaders across all geographic markets.

Mainland China Business Model

Because of restrictions on direct selling and multi-level commissions in Mainland China, we have implemented a business model for that market that is different from the business model we use in our other markets. We have structured our business model in Mainland China based on several factors: our interpretation of applicable regulations, the guidance we have received from government officials, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations.

In Mainland China, we utilize sales employees and contractual sales promoters, who sell products in similar fashion to our sales employees but act as independent agents, to sell products through our retail stores and through our website. We rely heavily on our ability to attract consumers through our sales employees and contractual sales promoters, to educate consumers about our products through frequent training meetings, and to promote repeat purchases. We currently plan to continue to expand our store count in Mainland China. We also continue to implement a direct sales opportunity that allows us to engage entry-level, non-employee direct sellers who can sell products away from our stores where we have obtained direct sales licenses. We currently have very few direct sellers in Mainland China, but we are in the process of expanding this aspect of our business.  In addition, we currently plan to implement a third distribution structure by adding independent marketers in certain areas.  Independent marketers will be licensed business owners who will be authorized to sell our products either at their own approved premises or through our stores.  We believe direct sellers and independent marketers will complement our retail store model.

Our sales employees, contractual sales promoters, direct sellers and independent marketers in Mainland China do not participate in our global sales compensation plan, but are instead compensated according to a separate compensation model established for Mainland China. Sales employees, contractual sales promoters, direct sellers and independent marketers all earn commissions on their product sales at established commission rates. Sales employees also receive a salary, which is reviewed and adjusted on a quarterly basis.

Please refer to "Business – Regulation" and "Risk Factors" for a discussion of risks and uncertainties associated with our business in Mainland China.

Sales Incentives, Meetings, Recognition and Training

An important part of our distribution channel is motivating our Sales Leaders and recognizing their achievements.  We hold regular meetings and events globally in order to recognize Sales Leaders who have achieved various levels of success in our business. These meetings also allow the company and key Sales Leaders to provide training to other Sales Leaders.  We utilize a variety of sales incentives such as incentive trips to motivate Sales Leaders.  In addition to rewarding performance, incentive trips provide Sales Leaders and the company opportunities to share best practices, generate alignment of Sales Leaders around key initiatives, and provide a high level of motivation and team building among Sales Leaders.

Product Launch Process

Although our product launch process may vary by market, we generally introduce new products to our sales force and consumers in all markets where the products are registered, through limited-time offers.  The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We believe our product launch process attracts new people to our business, driving growth in our Sales Leaders and Actives. For example, limited-time offers of our ageLOC TR90 weight management and body shaping system in the second half of 2013 generated revenue of approximately $550 million. In 2014, we currently plan to further introduce ageLOC TR90 and our ageLOC Tru Face Essence Ultra anti-aging skin care serum through limited-time offers in certain regions. Please refer to "Risk Factors" for more information on risks related to our product launch process.

GEOGRAPHIC REGIONS
We currently sell and distribute our products in 53 markets.  We have divided our markets into five geographic regions:  Greater China, North Asia, South Asia/Pacific, Americas and EMEA.  The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
(U.S. dollars in millions)	2011		2012		2013

Greater China	$333.6	19%	$550.7	26%	$1,363.2	43%
North Asia	741.8	43	785.3	37	869.4	27
South Asia/Pacific	235.0	14	328.6	15	379.0	12
Americas	248.2	15	285.3	13	370.1	12
EMEA	161.0	9	182.4	9	195.0	6
	$1,719.6	100%	$2,132.3	100%	$3,176.7	100%

Additional comparative revenue and related financial information is presented in the tables captioned "Segment Information" in Note 18 to our Consolidated Financial Statements.

REGULATION
Direct Selling Regulations

Direct selling is regulated by various national, state and local government agencies in the United States and foreign countries.  These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including "pyramid" schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers.  The laws and regulations in our current markets generally:

•	require order cancellations and product returns, inventory buy-backs and cooling-off rights;

•            require us, or our sales force, to register with government agencies;

•            impose caps on the amount of commissions we pay;

•            impose reporting requirements; and

•	require that we ensure, among other things, that our sales force maintains levels of product sales to qualify to receive commissions and that our sales force is compensated for sales of products and not for recruiting others.

The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to change our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations.  In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission, broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme.  This can create a level of ambiguity as to the proper interpretation of the law and related court decisions.  Recently, there has been significant media and investment community discussion around the law in this area, and some investors and other individuals have advocated for a more restrictive interpretation of the law.

The regulatory environment in Mainland China is particularly complex and continues to evolve. Mainland China's direct selling and anti-pyramiding regulations contain various restrictions, including regarding the payment of multi-level compensation. The regulations are subject to discretionary interpretation by provincial and local level regulators as well as local customs and practices.

Regulators continue to act cautiously as they monitor the development of direct selling in Mainland China. In order to expand our direct selling model into additional provinces we currently must obtain a series of approvals from the local Department of Commerce in such provinces, the Shanghai Municipal Commission of Commerce (our supervisory authority), as well as the State Ministry of Commerce ("MOFCOM"), which is the national governmental authority overseeing direct selling. In the course of obtaining these approvals, the respective authorities under MOFCOM must also consult and seek opinions on our business operations from the Ministry of Public Security and the Administration for Industry and Commerce at both provincial and State levels.

Our operations in Mainland China are subject to significant government and media scrutiny and investigations. At times, investigations and other regulatory actions have limited our ability to conduct business in certain locations in Mainland China, and have resulted in a few cases where we have paid fines.  We face a risk that future investigations and other regulatory actions may result in fines, revocation of licenses or other more significant sanctions.

Following a number of negative media stories published in January 2014 by the People's Daily in Mainland China, we received inquiries from various government regulators in Mainland China asking us to respond to a number of allegations relating to our business practices, products and business model.  In response to this media and regulatory scrutiny we have voluntarily taken a number of actions in Mainland China, including temporarily suspending our business promotional meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business promotional meetings and acceptance of applications has had a significant negative impact on the number of Sales Leaders and Actives, and our revenue in the short term will be negatively impacted by these voluntary actions. Any inability to resume normal business operations in the near term could have a more significant impact on our business. We currently plan to focus our attention during the next several months on training our sales force with respect to the promotion of both products and the business opportunity we offer in Mainland China. It is currently unclear what impact the adverse publicity and our voluntary actions will have on our business in this market in the longer term or whether these voluntary actions will be effective in addressing concerns of regulators in Mainland China. Regardless, it is likely that we will be fined and could potentially face some other form of sanctions from these regulators. These other sanctions could include a formal suspension of our ability to recruit new sales people and direct sellers, a temporary suspension of our ability to sell products in various markets or, in the most extreme cases, loss of existing licenses to operate in various jurisdictions in Mainland China. Any of these actions or outcomes could materially harm our business and financial condition.

In South Korea, regulations limit the amount of commissions we can pay to our distributors. We have implemented various measures to comply with this limit, including adjusting the commissionable value of our products in this market.

The direct selling industry in Japan continues to experience regulatory and media scrutiny.  Several direct selling companies in Japan have been penalized for actions of distributors who violated applicable regulations. Over the last few years, we have received warnings from local consumer centers in Japan raising concerns about the number of general inquiries and complaints regarding the activities of certain of our distributors.  We have implemented additional steps to reinforce our distributor education and training in Japan to help address these concerns.

Please refer to "Risk Factors" for more information on regulatory and other risks associated with our business in Mainland China, South Korea, Japan the United States and other markets.

Product Regulations

Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive governmental regulation by numerous government agencies and authorities in the United States, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the Department of Agriculture, State Attorneys General and other state regulatory agencies in the United States, as well as the Food and Drug Administration in Mainland China, the Ministry of Food and Drug Safety in South Korea, the Ministry of Health, Labour and Welfare in Japan and similar government agencies in other markets in which we operate.

Our personal care products are subject to various laws and regulations that regulate cosmetic and personal care products and set forth regulations for determining whether a product can be marketed as a "cosmetic" or requires further approval as an over-the-counter drug. In the United States, regulation of cosmetics is under the primary jurisdiction of the FDA.  Cosmetics are not subject to pre-market approval by the FDA, but the products, their ingredients and their label and labeling content, are regulated by the FDA, and it is the burden of those who sell cosmetics to ensure that they are safe for use as directed. In addition, the labeling of cosmetic products is subject to the requirements of the Federal Food, Drug and Cosmetic Act ("FDCA"), the Fair Packaging Labeling Act and other FDA regulations.

The FDCA defines cosmetics by their intended use, as "articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance."  Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  A product may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body ("structure/function claims"). A product's intended use can be inferred from marketing or product claims and regulators may consider the marketing claims of our sales force. Structure/function claims are generally prohibited for cosmetic products as are disease prevention and treatment claims. The FDA prohibits certain ingredients from being included in cosmetic products. It is possible that cosmetic product ingredients now commonly in use that are derived from nanotechnology may be restricted or prohibited in the future.

In 2012, the FDA issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. Cosmetic companies confront difficulty in determining whether a claim would be considered by the FDA to be an improper structure/function claim. Given this difficulty, and our research and product development focus on the sources of aging and the influence of certain ingredients on gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials contain improper structure/function claims for our cosmetic products. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to governmental actions or lawsuits, which could harm our business.

The other markets in which we operate have similar regulations.  In Mainland China, personal care products are placed into one of two categories, "general" and "drug."  Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies.  The product registration process in Mainland China is unpredictable and generally takes from nine to 18 months to complete.  However, in some cases, product registration in Mainland China has taken several years. In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan. In Taiwan, all "medicated" cosmetic products require registration.  The sale of cosmetic products is regulated in the European Union (the "EU") under the EU Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales. Similar regulations in any of our markets may limit our ability to import products and may delay product launches while the registration and approval process is pending.

Our Pharmanex dietary supplement products are also subject to applicable regulations of government agencies in the markets in which we operate. In the United States, we generally market our nutritional products as conventional foods or dietary supplements.  The FDA has jurisdiction over this regulatory area. The FDA imposes specific requirements for the labels and labeling of food and dietary supplements, including the requirements of the Food Allergen Labeling and Consumer Protection Act of 2004 ("FALCPA"), which mandates declaration of the presence of major food allergens. In addition, in June 2002, Congress enacted the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the "Bioterrorism Act"), which contained new requirements with regard to the sale and importation of food products in the United States: mandatory registration with the FDA of all food manufacturers; prior notice to regulators of inbound food shipments; recordkeeping requirements, and grant of access to the FDA of applicable records; and  grant of detention authority to the FDA of food products in certain circumstances.

The recently enacted FDA Food Safety Modernization Act ("FSMA") has also increased the FDA's authority with respect to food safety.  FSMA, signed into law by President Obama on January 4, 2011, is considered one of the most significant changes to the FDCA with respect to strengthening the U.S. food safety system. It enables the FDA to focus more on preventing food safety problems rather than relying primarily on reacting to problems after they occur. The law also provides the FDA with new enforcement authorities designed to achieve higher rates of compliance with prevention- and risk-based food safety standards and to better respond to and contain problems when they do occur. The law also gives the FDA important new tools to hold imported foods to the same standards as domestic foods and directs the FDA to build an integrated national food safety system in partnership with state and local authorities. As the agency begins to implement this law, there will likely be increased regulation and increased regulatory scrutiny with respect to food and nutritional supplements.

The FDA regulates dietary supplements principally under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA formally defined what may be sold as a dietary supplement, defined statements of nutritional support and the conditions under which they may lawfully be used, and included provisions that permit the FDA to regulate manufacturing practices and labeling claims applicable to dietary supplements. Because our Pharmanex products are regulated under DSHEA, we are generally not required to obtain regulatory approval prior to introducing a dietary supplement into the United States market.

Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a "new" dietary ingredient (i.e., a dietary ingredient that was not marketed in the U.S. before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without having been "chemically altered." A new dietary ingredient notification must provide the FDA with evidence of a "history of use or other evidence of safety" which establishes that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the new dietary ingredient can be marketed. Under DSHEA, the FDA may remove from the market any new dietary ingredient contained in our Pharmanex products that the FDA determines to be unsafe.  In addition, the FDA may also deem a dietary supplement an unapproved drug where the marketing claims made in connection with the sale or promotion of the product effectively place it in the drug category.

In our foreign markets, dietary supplements are generally regulated by similar government agencies, such as the Mainland China Food and Drug Administration, the South Korea Ministry of Food and Drug Safety; the Japan Ministry of Health, Labour and Welfare and the Taiwan Department of Health. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes.  In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products.  Mainland China also has highly restrictive nutritional supplement product regulations. Products marketed as "health foods" are subject to extensive laboratory and clinical analysis by governmental authorities, and the product registration process in Mainland China generally takes one to two years, but may be substantially longer.  We market both "health foods" and "general foods" in Mainland China.  There is some risk associated with the common practice in Mainland China of marketing a product as a "general food" while seeking "health food" classification.  If government officials feel the categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form. In addition, we are not permitted to market or sell "general foods" through our direct sales channel in Mainland China and any efforts by our direct sellers to do so could result in negative publicity, fines and other government sanctions being imposed against us.

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

Effective June 2008, the FDA established regulations to require current good manufacturing practices for dietary supplements in the United States.  The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products. The regulations also include requirements for record keeping and handling consumer product complaints.  If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded.  Our business is subject to additional FDA regulations, such as new dietary ingredient regulations and adverse event reporting regulations that require us to document and track adverse events and report serious adverse events that involve hospitalization or death associated with consumers' use of our products.  Compliance with these regulations has increased, and may further increase, the cost of manufacturing and selling certain of our products as we incur internal costs, oversee and inspect more aspects of third party manufacturing and work with our vendors to assure they are in compliance.

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

In the United States, the FDA generally prohibits disease diagnosis, prevention and treatment claims when made for a dietary supplement. DSHEA, however, permits substantiated, truthful and non-misleading "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect the structure, function or well-being of the body, but such statements may not state that a dietary supplement will reduce the risk or incidence of a disease unless such claim has been reviewed and approved by the FDA.  In addition, the FDA permits companies to use FDA-approved full and qualified health claims for products containing specific ingredients that meet stated requirements.

A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. In 2004, the FDA issued guidance, paralleling an earlier guidance from the FTC, defining a manufacturer's obligations to substantiate structure/function claims. Such statements, when used in labeling, must also be submitted to the FDA no later than thirty days after first marketing the product with the statement that they possess the necessary evidence and must be accompanied by an FDA mandated label disclaimer that "This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease." There can be no assurance; however, that the FDA will not determine that a particular statement of nutritional support that we want to use is an unacceptable disease claim or an unauthorized nutrient-disease relationship claim otherwise permitted with FDA approval as a "health claim." Such a determination might prevent the use of such a claim, or result in additional FDA enforcement.

We are aware of media reports regarding dietary supplements, which call for the repeal or amendment of DSHEA.  Individuals or groups that are opposed to supplements or question their safety or efficacy may attempt to use these media reports to propose legislation intended to amend or repeal DSHEA.   Some of the legislative proposals may include variations on premarket approval, enhanced premarket safety or substantiation required and changing the definition of a "dietary ingredient" to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

Most of the other markets in which we operate have not adopted legislation like DSHEA and we may be subject to more restrictive limitations on the claims we can make about our products in these markets.  For example, in Japan, our nutritional supplements are marketed as food products, which significantly limits our ability to make any claims regarding these products. If marketing materials produced or used by us or our sales force make claims that exceed the scope of allowed claims for dietary supplements the FDA or other regulatory authorities could deem our products to be unapproved drugs. In Mainland China, we also face significant restrictions on our ability to make product claims regarding the efficacy of our products.  In a series of recent articles, the People's Daily and other media outlets in Mainland China questioned some of the product claims made by our sales people and the scientific basis of these claims.  This resulted in significant negative media attention for us.  Such attention could harm consumers' perception of our business and our products, and could negatively impact the registration, licensing status and sales of our products.

The FTC, which exercises jurisdiction over the advertising of all of our products in the United States, has in the past several years instituted enforcement actions against dietary supplement, food, and cosmetic companies for deceptive advertising. We also face limitations on our use of the scientific experts who have helped us develop and test some of our products.  In the United States, for example, the FTC's Guides Concerning the Use of Endorsements and Testimonials in Advertising restrict marketing to those results obtained by a "typical" consumer and require disclosure of any material connections between an endorser and the company or products they are endorsing. In Mainland China, some media outlets have questioned the nature and extent of our connections with our Scientific Advisory Board and others who have helped in developing our scientific approach or testing our products.  This negative publicity could harm consumers' perception of our business and our products, which could negatively impact our revenue. We cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future.

In the United States, we are also subject to a consent decree with the FTC and various state regulatory agencies arising out of investigations that occurred in the early 1990s of certain alleged unsubstantiated product and earnings claims made by our distributors.  The consent decree requires us to, among other things, supplement our procedures to enforce our policies, not allow our distributors to make earnings representations without making certain average earnings disclosures, and not allow our distributors to make unsubstantiated product claims. The FTC could initiate an enforcement action to the extent the FTC determines that our advertising or promotional practices are deceptive or contrary to the requirements of the consent decree.

We are anticipating selling a newly-cleared medical device in the United States during 2014.  The device was cleared for marketing through the 510(k) process with the FDA as a medical device with cosmetic benefit. Medical devices are highly regulated by the FDA. Manufacturers of medical devices must register and list their products with the FDA annually, whether they are located domestically or overseas. Foreign jurisdictions may take note of the fact that we have registered as a medical device in the U.S. and require us to register in their market as well. The FDA has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices. Medical devices must be labeled in accordance with the FDA's general device labeling requirements and whatever particular label requirements the FDA may designate for that type of device.
In addition, medical device manufacturers must adhere to certain "good manufacturing practices" in accordance with the FDA's Quality System Regulation ("QSR"), which regulates the manufacture of medical devices, prescribes record-keeping procedures and provides for the routine inspection of facilities for compliance with such regulations. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue observations that would necessitate prompt corrective action. If the FDA inspection observations are not addressed and/or corrective action taken in a timely manner and to the FDA's satisfaction, the FDA may issue a Warning Letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action. Failure to respond timely to FDA inspection observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the shutdown of our production facilities, denial of importation rights to the U.S. for products manufactured in overseas locations and criminal and civil fines.
In the United States, FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements for the nutritional supplement industry require us and our vendors to maintain good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping. The ingredient identification requirement, which requires us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, is particularly burdensome and difficult for us. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.
Our Pharmanex BioPhotonic Scanner and our ageLOC Galvanic Spa System are subject to the regulations of various health, consumer protection and other governmental authorities around the world.  These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used.  We have been required to register our ageLOC Galvanic Spa as a medical device in a few markets. We have been subject to regulatory inquiries in the United States, Japan, and other countries with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device.  Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product.  Please refer to "Risk Factors" for more information on the regulatory risks associated with our Pharmanex BioPhotonic Scanner and our ageLOC Galvanic Spa.

Other

As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the flow of funds between us and our subsidiaries and for product purchases, management services and contractual obligations, such as the payment of sales commissions.

As is the case with most companies that operate in our product categories, we receive inquiries from time to time from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws.  Negative publicity related to government inquiries into our operations in the United States in the early 1990s, in South Korea in the late 1990s and more recently in Mainland China, has negatively impacted our business.

COMPETITION

Direct Selling

We compete with other direct selling organizations, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do. The leading direct selling companies in our existing markets are Amway, Avon Products, Herbalife and Mary Kay. We compete with these companies to attract and retain our sales force and consumers based on the strength of our product offerings, sales compensation, multiple business opportunities, management and international operations.

Products

The markets for our Nu Skin and Pharmanex products are highly competitive. Our competitors include a broad array of marketers of personal care and nutritional products and pharmaceutical companies, many of which have longer operating histories and greater name recognition and financial resources than we do.  We compete in these markets by emphasizing the innovation, value and premium quality of our products and the convenience of our distribution system.

EMPLOYEES

As of December 31, 2013, we had approximately 5,056 full- and part-time employees worldwide. This does not include approximately 11,320 sales employees in our Mainland China operations. Although we have statutory employee representation obligations in certain countries, our employees are generally not represented by labor unions except where expressly required by law.  We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

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

EXECUTIVE OFFICERS

Our executive officers as of January 31, 2014, are as follows:
Name	Age	Position
Steven J. Lund	60	Executive Chairman of the Board
M. Truman Hunt	54	President and Chief Executive Officer
Ritch N. Wood	48	Chief Financial Officer
Joseph Y. Chang	61	Chief Scientific Officer and Executive Vice President, Product Development
Daniel R. Chard	49	President, Global Sales and Operations
D. Matthew Dorny	49	General Counsel and Secretary
Scott E. Schwerdt	56	President, Americas Region

Steven J. Lund has served as Executive Chairman of our board of directors since May 2012. Mr. Lund previously served as Vice Chairman of our board of directors from September 2006 to May 2012, and as President and Chief Executive Officer, and as a member of our board of directors from 1996, when we went public, until 2003. Mr. Lund was a founding stockholder of our company. Mr. Lund is a trustee of the Nu Skin Force for Good Foundation, a charitable organization established in 1996 by our company to help encourage and drive the philanthropic efforts of our company and its sales force and employees to enrich the lives of others. Mr. Lund worked as an attorney in private practice prior to joining our company as Vice President and General Counsel. He received a B.A. degree from Brigham Young University and a J.D. degree from Brigham Young University's J. Reuben Clark Law School.

M. Truman Hunt has served as our President and Chief Executive Officer since 2003. He also joined our board of directors when he was named Chief Executive Officer. Mr. Hunt has served in various positions with our company since 1994, including Executive Vice President from 2001 to 2003 and General Counsel from 1996 to 2003. From 2005 until 2008, Mr. Hunt served as Chairman of the World Federation of Direct Selling Associations, a global trade association for the direct selling industry. Mr. Hunt has served as vice-chairman of the United States Direct Selling Association since 2012.  He received a B.S. degree from Brigham Young University and a J.D. degree from the University of Utah.

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

Daniel R. Chard has served as President of Global Sales and Operations since May 2009.  Prior to serving in this position, Mr. Chard served as Executive Vice President of Distributor Success from February 2006 to May 2009 and President of Nu Skin Europe from April 2004 to February 2006.  Mr. Chard served in various other capacities in our company from 1998 to 2004.  Prior to joining us, Mr. Chard worked in a variety of strategic marketing positions in the consumer products industry.  Mr. Chard holds a B.A. degree in Economics from Brigham Young University and an M.B.A. from the University of Minnesota.

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

Recent negative news reports in Mainland China have led to investigations by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market.  These modifications, any sanctions imposed on us by the Chinese authorities and any associated adverse publicity may harm our business and financial condition.

In January 2014, a series of articles were published by the People's Daily in Mainland China, which were subsequently picked up by other media outlets.  These articles contained a number of allegations including that our compensation practices violated Chinese laws against pyramid and multi-level sales organizations, that our recruiting and training techniques were unlawful or inappropriate, that some of our products were not licensed for sale in Mainland China, that certain of our products were causing adverse reactions in some users and that our employees had taken actions to "hush up" these problems, that certain of our sales force had misrepresented the scientific efficacy of our products and the nature and extent of our connections with the scientific advisors who have helped in developing or testing our products and that certain of our sales people have falsely claimed endorsement of our products by public figures, media outlets and organizations.  As a result of these allegations, a number of Chinese regulatory agencies began investigations or made inquiries regarding our business practices in Mainland China which, to date, have principally focused on our marketing claims and the structure of our sales organizations and compensation and whether they violate applicable Chinese regulations.  While this has been the initial focus, there is no assurance that regulators will not extend their inquiries into other aspects of our business including those identified by the People's Daily.

In response to this media and regulatory scrutiny we have voluntarily taken a number of actions in Mainland China, including temporarily suspending our business promotional meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business promotional meetings and acceptance of applications has had a significant negative impact on the number of Sales Leaders and Actives, and our revenue in the short term will be negatively impacted by these voluntary actions. Any inability to resume normal business operations in the near term could have a more significant impact on our business. We currently plan to focus our attention during the next several months on training our sales force with respect to the promotion of both products and the business opportunity we offer in Mainland China. It is currently unclear what impact the adverse publicity and our voluntary actions will have on our business in this market in the longer term or whether these voluntary actions will be effective in addressing concerns of regulators in Mainland China. Regardless, it is likely that we will be fined and could potentially face some other form of sanctions from these regulators. These other sanctions could include a formal suspension of our ability to recruit new sales people and direct sellers, a temporary suspension of our ability to sell products in various markets or, in the most extreme cases, loss of existing licenses to operate in various jurisdictions in Mainland China. Furthermore, the negative publicity stemming from the allegations made in the media, these governmental investigations and any potential sanctions could harm our business and operations.  Accordingly, these investigations, any sanctions imposed upon us by governmental regulators and the negative media we have already received and could receive in the future could harm our business, operations and financial condition.

We are currently being sued in several purported class action lawsuits and a derivative claim relating to the recent negative media and regulatory scrutiny of our business in Mainland China and the associated decline in our stock price.

We have been named as a defendant in five purported class action complaints relating to the recent negative media and regulatory scrutiny of our business in Mainland China.  We have also been named as a nominal defendant in a shareholder derivative suit relating to the same issues. These complaints purport to assert claims on behalf of certain of our stockholders or the company and allege that we made materially false and misleading statements regarding our sales operations in, and financial results derived from, our Mainland China business.  These complaints also allege that we are engaged in illegal multi-level marketing activities in Mainland China in violation of local law.  These complaints seek substantial monetary damages or make claims for indeterminate amounts of damages.  These complaints, or others filed alleging similar facts, could result in monetary or other penalties that may affect our operating results and financial condition.  Moreover, the negative publicity stemming from these complaints and the allegations they make could harm our business and operations.  Accordingly, any adverse determination against us in these suits, or even the allegations contained in the suits regardless of whether they are ultimately found to be without merit, could harm our business, operations and financial condition.

Difficult economic conditions could harm our business.

Global economic conditions continue to be challenging.  Even with continued growth in many of our markets, difficult economic conditions could adversely affect our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our sales force and consumers to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

Currency exchange rate fluctuations could impact our financial results.

In 2013, approximately 92% of our sales occurred in markets outside of the United States in each market's respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

Improper sales force actions that violate laws or regulations could harm our business.

Sales force activities that violate applicable laws or regulations could result in government or third party actions against us, which could harm our business.

For example, allegations have been made by various media outlets that certain of our sales representatives in Mainland China have failed to adequately follow and enforce our policies and regulations.  In response to these allegations, our Audit Committee commenced an internal review and Chinese regulators have commenced investigations into our business in Mainland China.  For a further description of these matters, see "– Recent negative news reports in Mainland China have led to investigations by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market.  These modifications, any sanctions imposed on us by the Chinese authorities and any associated adverse publicity may harm our business and financial condition."

For another example, the direct selling industry in Japan continues to experience regulatory and media scrutiny. Several direct selling companies in Japan have been penalized for actions of their distributors that violated applicable regulations, including a prominent international direct selling company and a large Japanese direct selling company that were suspended from sponsoring activities for three months in 2008 and six months in 2009, respectively. Over the last few years, we have received warnings from consumer centers in certain prefectures raising concerns about the number of general inquiries and complaints regarding us and our distributors. Although we are implementing additional steps to reinforce our distributor compliance, education and training efforts in Japan, we cannot be sure that such efforts will be successful. If the current level of inquiries or complaints does not improve, there is an increased likelihood that the government could take action against us, including fines, suspensions or other sanctions, or that we could receive further negative media attention, any of which could harm our business. Approximately 13% of our 2013 revenue was generated in Japan.

Except in Mainland China, members of our sales force are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of joining our sales force.  We implement strict policies and procedures to ensure our sales force complies with legal requirements. However, given the size of our sales force, we experience problems from time to time. For example, product claims made by some of our sales force in 1990 and 1991 led to a United States Federal Trade Commission ("FTC") investigation that resulted in our entering into a consent decree with the FTC. In addition, rulings by the South Korean Federal Trade Commission and by judicial authorities against us and other companies in South Korea indicate that vicarious liability may be imposed on us for the criminal activity of our sales force. We have also seen an increase in the use of social media by our sales force, and an increase in sales aids and promotional material produced by our sales force in some markets, increasing the burden on us to monitor compliance of such materials, and increasing the risk that such materials could contain problematic product or marketing claims in violation of our policies and applicable regulations. As we expand internationally, our sales force often attempts to anticipate which markets we will open in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines, suspensions or other legal action if our sales force violates applicable laws and regulations.

If we are unable to retain our existing sales force and recruit additional people to join our sales force, our revenue will not increase and may even decline.

Our products are primarily marketed by our sales force and we depend on them to generate virtually all of our revenue. Our sales force may terminate their services at any time, and, like most direct selling companies, we experience high turnover among our sales force from year to year. People who join our company to purchase our products for personal consumption or for short-term income goals frequently only stay with us for a short time. Sales Leaders who have committed time and effort to build a sales organization will generally stay for longer periods. Our sales force has highly variable levels of training, skills and capabilities. To increase our revenue, we must increase the number of and/or the productivity of our sales force.

We have experienced periodic declines in both Sales Leaders and Actives in the past and could experience such declines again in the future. If our initiatives do not drive growth in both our Sales Leaders and Actives, our operating results could be harmed. While we take many steps to help train, motivate, and retain our sales force, we cannot accurately predict how the number and productivity of our sales force may fluctuate because we rely primarily upon our Sales Leaders to find new consumers, and train and develop new Sales Leaders. Our operating results could be harmed if we, and our Sales Leaders, do not generate sufficient interest in our business and its products to retain and motivate our existing sales force and attract new people to join our sales force.

The number and productivity of our sales force could be harmed by several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in, dissatisfaction with, or the technical failure of, existing or new products;

•	lack of a compelling product or income opportunity that generates interest;

•	any negative public perception of our products and their ingredients;

•	any negative public perception of our sales force and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any regulatory actions or charges against us or others in our industry;

•	general economic and business conditions; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain our sales force in such market.

If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business would be significantly negatively impacted.

The government of Mainland China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on the way we do business. Most notably, the regulations include a restriction on the use of multi-level compensation, which is the basis of how we compensate our sales force outside of Mainland China. We have structured our business model in Mainland China based on several factors: our interpretation of applicable regulations, the guidance we have received from government officials, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. In Mainland China, we utilize sales employees and contractual sales promoters to sell products through our retail stores and through our website, and independent direct sellers who can also sell products away from our stores where we have obtained direct sales licenses. We generally compensate our Sales Leaders at a level that is competitive with other direct selling companies in the market and reflective of the compensation of our Sales Leaders globally. The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social order. We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations.

As described above, Chinese regulators have initiated investigations to review issues raised by recent news reports relating to our business model and operations in Mainland China.  For a further description of these matters, see "– Recent negative news reports in Mainland China have led to investigations by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market.  These modifications, any sanctions imposed on us by the Chinese authorities and any associated adverse publicity may harm our business and financial condition."  If our business practices are found to be in violation of applicable regulations as they may be interpreted or enforced, in particular our use of the sales productivity of a Sales Leader and the sales representatives that such Sales Leader leads and supervises in setting his/her salary on a quarterly basis, then we could be sanctioned and/or required to change our business model, either of which could significantly harm our business.

Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties if our sales force engages in activities that violate applicable laws and regulations.

We work diligently to train our sales force in Mainland China on how our Mainland China business model differs from our global business model. However, Sales Leaders in Mainland China may attend regional and global events and foreign Sales Leaders may participate in business meetings in Mainland China. Because our global model varies significantly from our Mainland China business model, mistakes may be made as to how those working in Mainland China should promote the business in Mainland China. These mistakes by our sales force may lead to governmental reviews and investigations of our operations in Mainland China.  For example, as a result of allegations that, among other things, certain of our sales force in Mainland China failed to adequately follow and enforce our policies and regulations, Chinese regulators have commenced investigations into our business model and operations in Mainland China.  For a further description of these matters, see "– Recent negative news reports in Mainland China have led to investigations by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market.  These modifications, any sanctions imposed on us by the Chinese authorities and any associated adverse publicity may harm our business and financial condition."

The legal system in Mainland China provides governmental authorities with broad latitude to conduct investigations and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction. We anticipate that our business will continue to attract significant governmental scrutiny, particularly as our business grows and our number of sales representatives continues to increase. At times, investigations and other regulatory actions have limited our ability to conduct business in certain locations in Mainland China, and have resulted in a few cases where we have paid fines.  We face a risk that future investigations and other regulatory actions may result in fines, revocation of licenses or other more significant sanctions.

Our ability to expand our business in Mainland China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in Mainland China.

We have obtained direct selling licenses in 19 provinces and municipalities in Mainland China. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve and is lengthy, as we are required to work with a large number of provincial, city, district and national government authorities. The complexity of the approval process as well as the government's continued cautious approach as direct selling develops in Mainland China makes it difficult to predict the timeline for obtaining these approvals. Furthermore, it is possible that the current government investigations of our business in Mainland China by various regulators may increase the time and difficulty we may face in obtaining additional licenses. If the government's evaluation of our direct selling activities results in further delays in obtaining licenses elsewhere, or if the current processes for obtaining approvals are delayed further for any reason or are changed or interpreted differently than currently understood, our ability to receive direct selling licenses in Mainland China and our growth prospects in this market, could be negatively impacted.

If we are not able to register products for sale in Mainland China, our business could be harmed.

We face lengthy timelines with respect to product registrations in Mainland China. The process for obtaining product permits and licenses may require extended periods of time that may prevent us from launching new product initiatives in Mainland China on the same timelines as other markets around the world.  For example, products marketed in Mainland China as "health foods" are subject to extensive laboratory and clinical analysis by governmental authorities, and the product registration process in Mainland China generally takes one to two years, but may be substantially longer.  We market both "health foods" and "general foods" in Mainland China.  There is some risk associated with the common practice in Mainland China of marketing a product as a "general food" while seeking "health food" classification.  If government officials feel the categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form.  In addition, we are not permitted to market or sell "general foods" through our direct sales channel in Mainland China and any efforts by our direct salespeople to do so could result in negative publicity, fines and other government sanctions being imposed against us.

If we are unable to effectively manage our rapid growth in Mainland China, our operations could be harmed.

We have experienced rapid growth in Mainland China, which could strain our ability to effectively manage our operations. We continue to focus resources to successfully manage the necessary expansion of our management team, labor force, manufacturing operations, government relations efforts, retail stores and service centers. Insufficient management of such growth could result in, among other things, product delays or shortages, operating mistakes and errors, inadequate customer service, inappropriate claims or promotions by our sales force, and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. In addition, we need to continue to attract and develop qualified management personnel to sustain growth in this market. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

Our business could be negatively impacted if we fail to execute our product launch process due to increased pressure on our supply chain, information systems and management.

Although our product launch process may vary by market, we generally introduce new products to our sales force and consumers in all markets where the products are registered, through limited-time offers. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We may experience difficulty effectively managing growth associated with these limited-time offers and may face increased risk of improper sales force activities and related governmental scrutiny. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch, we could incur increased inventory write-offs. For example, given heightened media and regulatory scrutiny in Mainland China and the voluntary measures we have taken in that market, we have adjusted our 2014 product launch plans. This change in plans increases the risk of inventory write-offs in Mainland China if we are unable to sell the inventory we produced based on our prior plans. Any inventory write-off would negatively impact our gross margins. In addition, our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.

If our Galvanic Spa facial unit, ageLOC Body Spa or Pharmanex BioPhotonic Scanner are determined to be medical devices in a particular geographic market or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such tools could be harmed.

One of our strategies is to market unique and innovative products and tools that allow our sales force to distinguish our products, including our Galvanic Spa facial unit, ageLOC Body Spa or Pharmanex BioPhotonic Scanner. Any determination by regulatory authorities in our markets that these products must receive clearance or be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. While we have not been required to register our Galvanic Spa facial unit, ageLOC Body Spa or Pharmanex BioPhotonic Scanner as medical devices in most of our markets, we have registered our Galvanic Spa facial unit as a medical device in Indonesia, Thailand and Colombia. In addition, we have received clearance from the United States Food and Drug Administration to market a facial spa device for over-the-counter use. There have been legislative proposals in Singapore and Malaysia relating to the regulation of medical devices that could affect the way we market our Galvanic Spa facial unit, ageLOC Body Spa and Pharmanex BioPhotonic Scanner in these countries. In addition, if our sales force is making medical claims regarding our products or using our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices, it could negatively impact our ability to market or sell these products.

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

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in Japan, South Korea and Mainland China are particularly stringent. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" schemes, that compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets often:

•	impose order cancellations, product returns, inventory buy-backs and cooling-off rights for our sales force and consumers;

•	require us, or our sales force, to register with government agencies;

•	impose caps on the amount of commissions we can pay;

•	impose reporting requirements; and

•
require that we ensure, among other things, that our sales force maintain levels of product sales to qualify to receive commissions and that our sales force is compensated for selling products and not for recruiting others.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and may require significant resources. The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we are subject from time to time to government investigations in our various markets related to our direct selling activities.  This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. In addition, countries where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline.

Challenges to the form of our network marketing system could harm our business.

We may be subject to challenges by government regulators regarding the form of our network marketing system. Legal and regulatory requirements concerning the direct-selling industry generally do not include "bright line" rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. We are aware of pending judicial actions and investigations against other companies in the direct selling industry.  Adverse decisions in these cases could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. We could also be subject to challenges by private parties in civil actions. We are aware of recent civil actions against some of our competitors in the United States, including one involving a significant settlement. Recent allegations by short sellers directed at us and our competitors regarding the legality of multi-level marketing in various markets have also created intense public scrutiny of us and our industry. Our business has also been subject to such formal and informal inquiries from various government regulatory authorities in the past regarding our business and our compliance with local laws and regulations.  All of these actions and any future governmental scrutiny of us or our industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business in our various markets, enter into new markets, motivate our sales force and attract consumers.

Government regulations and private party actions relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell our products and harm our business.

Government authorities regulate advertising and product claims regarding the efficacy and benefits of our products. These regulatory authorities typically require adequate and reliable scientific substantiation to support any marketing claims.  What constitutes such reliable scientific substantiation can vary widely from market to market and there is no assurance that the research and development efforts that we undertake to support our claims will be deemed adequate for any particular product or claim.  If we are unable to show adequate and reliable scientific substantiation for our product claims, or our marketing materials or the marketing materials of our sales force make claims that exceed the scope of allowed claims for dietary supplements, cosmetics or tools that we offer, the FDA or other regulatory authorities could take enforcement action requiring us to revise our marketing materials, amend our claims or stop selling certain products, which could harm our business.

For example, the FDA recently issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity and our research and development focus on the sources of aging and the influence of certain ingredients on gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to governmental actions or class action lawsuits, which could harm our business.

In the United States, effective December 1, 2009, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, ("Guides"), that require disclosure of material connections between an endorser and the company they are endorsing and generally do not allow marketing using atypical results. Our sales force has historically used testimonials and "before and after" photos to market and sell some of our popular products such as our ageLOC Galvanic Spa systems and ageLOC Transformation anti-aging skin care system. We intend to continue to use testimonials for our popular products, including weight management products.  In highly regulated and scrutinized product categories such as weight management, if we or our sales force fail to comply with the Guides or make improper product claims, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials.

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

For example, in the United States some legislators and industry critics have pushed for years to increase regulatory authority by the FDA over nutritional supplements. In 2011, the FDA proposed draft guidance to clarify the FDA's interpretation of the dietary ingredient notification requirements. This draft guidance is not final yet but appears to indicate that the FDA is expanding its definition of what is considered a "new dietary ingredient" in the United States. The industry is providing comments and working with the FDA to modify this guidance.  If enacted in final form as proposed, however, this guidance could impose new and significant regulatory barriers for our nutritional supplement products or unique ingredients, which could delay or inhibit our ability to formulate, introduce and sell nutritional supplements as we have in the past.

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

We acquire ingredients and products from third-party suppliers and manufacturers. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In addition, we obtain some of our products, including our ageLOC Galvanic Spa systems and Tru Face Essence products from sole suppliers that own or control the product formulations, ingredients, or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding ingredients that are comparable in quality and price. Some of our nutritional products, including g3 juice, incorporate natural products that are only harvested once a year and may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

Product diversion to certain markets, including Mainland China, may have a negative impact on our business.

From time to time, we see our products being sold through online or other distribution channels in certain markets.  Although we have taken steps to try to control this activity, particularly for products sold in Mainland China, product diversion continues to be a challenge.  Product diversion causes confusion regarding our distribution channels and negatively impacts the ability of our sales force to sell our products. It also creates a negative impression regarding the viability of the business opportunity for our sales force, which can harm our ability to recruit new people to join our sales force. Product diversion schemes may also involve illegal importation, investment or other activities. If we are unable to effectively address this issue or if diversion increases, our business could be harmed.

Changes to our sales compensation plans could be viewed negatively by some of our sales force, could fail to achieve desired long-term results and have a negative impact on revenue.

Our sales compensation plans include some components that differ from market to market. We modify components of our sales compensation plans from time to time to keep our sales compensation plans competitive and attractive to our existing sales force and people interested in joining our sales force, to address changing market dynamics, to provide incentives to our sales force that we believe will help grow our business, to conform to local regulations and to address other business needs. Because of the size of our sales force and the complexity of our sales compensation plans, it is difficult to predict how such changes will be viewed by our sales force and whether such changes will achieve their desired results. For example, certain changes we made to our sales compensation plan in the past, which were successful in several markets, did not achieve anticipated results in certain other markets and negatively impacted our business.

In addition, we have been required to modify our compensation plan in South Korea from time to time to stay within the 35% commission cap established by statute in that market.  Because commissions, as a percentage of revenue, can fluctuate as distributor productivity fluctuates, we may be required to make further changes to stay within the cap in this market or may be at risk of exceeding the cap.  Changes to reduce commission payout have had a negative impact on the sales force in the past and could in the future.  Any failure to keep commission payout within the cap in South Korea could result in fines or other sanctions.

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

Growth in our sales force and consumers and our results of operations can be particularly impacted by adverse publicity regarding us, the nature of our direct selling business models, our products or the actions of our sales force and employees. Given the nature of our operations and our continuous need to recruit and retain consumers and members of our sales force, we are particularly vulnerable to adverse publicity.  Specifically, we are susceptible to adverse publicity concerning:

•	suspicions about the legality and ethics of network marketing;

•	recent negative news reports in Mainland China regarding our business in Mainland China;

•	recent reports that Chinese regulators have initiated investigations relating to our business in Mainland China;

•	the safety or effectiveness of ingredients in our or our competitors' products;

•	regulatory investigations of us, our competitors and our respective products;

•	the actions of our current or former members of our sales force and employees; and

•	public perceptions of the direct selling industry or the nutritional or personal care industry generally.

In addition, in the past we have experienced negative publicity that has harmed our business in connection with regulatory investigations and inquiries.  Critics of our industry, short sellers and other individuals who want to pursue an agenda have in the past and may in the future utilize the Internet, the press and other means to publish criticisms of the industry, our company and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. We or others in our industry may receive similar negative publicity or allegations in the future, and it may harm our business and reputation.

Non-compliance with anti-corruption laws could harm our business.

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). Any allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines, and other penalties from U.S. or other regulatory entities. Although we have implemented anti-corruption policies, controls and training globally to protect against violation of these laws, we cannot be certain that these efforts will be effective. We are aware that one of our competitors is under investigation in the United States for allegations that its employees violated the FCPA in Mainland China and other markets. If this investigation causes adverse publicity or increased scrutiny of our industry, our business could be harmed.

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

•	the lack of well-established or reliable legal systems in certain areas where we operate;

•	the presence of high inflation in the economies of international markets in which we operate;

•	the possibility that a government authority might impose legal, tax or other financial burdens on us or our sales force, due, for example, to the structure of our operations in various markets;

•	the possibility that a government authority might challenge the status of our sales force as independent contractors or impose employment or social taxes on our sales force; and

•	the possibility that governments may impose currency remittance restrictions limiting our ability to repatriate cash.

We depend on our key personnel, and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

Our success depends to a significant degree upon the continued contributions of our senior and regional management, many of whom would be difficult to replace. We currently have expatriates serving in key management positions in certain markets, including Mainland China, South Korea and Japan.  Our senior and regional management employees may voluntarily terminate their employment with us at any time. In addition, we need to continue to attract and develop qualified management personnel to sustain growth in our markets. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

Inability of products and other initiatives to gain or maintain sales force and market acceptance could harm our business.

Our operating results could be adversely affected if our products, business opportunities, and other initiatives do not generate sufficient enthusiasm and economic benefit to retain our existing consumers and sales force or to attract new consumers and people interested in joining our sales force. Potential factors affecting the attractiveness of our products, business opportunities, and other initiatives include, among other items, perceived product quality, product exclusivity or effectiveness, economic success in our business opportunity, adverse media attention, or regulatory restrictions on claims.

In addition, our ability to develop and introduce new products could be impacted by, among other items, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, intellectual property of competitors that may limit our ability to offer innovative products or that challenge our own intellectual property, and difficulties in anticipating changes in consumer tastes and buying preferences.

In the second half of 2013, we introduced our ageLOC TR90 weight management and body shaping system globally through limited-time offers. Weight management is a challenging product category.  Frequently, consumers have unrealistic product expectations and weight loss goals. There are also wide ranges in the degree of individual compliance with any weight management program, which can significantly impact consumer success and satisfaction.

Our TR90 system consists of shakes and nutritional supplements, an eating plan, and exercise recommendations to encourage sustained changes to both eating habits and lifestyle. The TR90 system is designed to promote healthy weight loss and body composition rather than to rapidly maximize gross weight loss. For example, the TR90 shakes and eating plan promote consumption of lean protein throughout the day to support metabolism and lean body mass, thereby increasing the daily amount of time when the body is burning more calories from fat than muscle for a more healthy overall body composition.

Unrealistic expectations, non-compliance, and misunderstanding of the TR90 approach to healthy weight loss and body composition have contributed to some initial reports of consumer dissatisfaction with the TR90 program.  We currently plan to simplify the key components of the TR90 eating plan and take steps to strengthen the training of our sales force with respect to healthy weight loss and body composition. Our operating results could be adversely impacted if any of our products, including TR90, fail to gain or maintain sales force and market acceptance.

In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. There can be no assurance that our initiatives will continue to generate excitement among our sales force in the long-term or that planned initiatives will be successful in maintaining sales force activity and productivity or in motivating Sales Leaders to remain engaged in business building and developing new Sales Leaders. Some initiatives may have unanticipated negative impacts on our sales force, particularly changes to our sales compensation plans. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative. In addition, if any of our products fails to gain acceptance, we could see an increase in product returns.

The loss of key Sales Leaders could negatively impact our growth and our revenue.

As of December 31, 2013, we had a global network of approximately 1,335,000 Actives.  More than 102,000 of our Actives were Sales Leaders.  Less than 1,500 Sales Leaders occupied the highest level under our global sales compensation plan as of that date. These Sales Leaders, together with their extensive sales networks, generate substantially all of our revenue. As a result, the loss of a high-level Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

Government authorities may question our tax positions or transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

As a U.S. company doing business in international markets through subsidiaries, we are subject to various tax laws and intercompany pricing regulations, including those relating to the flow of funds between our corporate entities.  From time to time, we are audited by tax regulators in the United States and in our foreign markets.  If regulators challenge our tax positions, corporate structure, transfer pricing methodologies, or intercompany transfers, we may be subject to penalties, interest, and payment of back taxes.  This may increase our effective tax rate and our operations may be harmed.  Tax rates vary from country to country, and, if a foreign tax authority determines that our profits in that jurisdiction need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which may increase our effective tax rate. The various customs, exchange control, and transfer pricing laws are continually changing and are further subject to interpretation by government agencies.  We have experienced increased efforts by customs authorities in some countries to reclassify our products or otherwise increase the level of duties we pay on our products.  Despite our best efforts to be aware of and comply with such laws and changes to and interpretations thereof, there is a risk that we may be out of compliance with such laws.  We may need to adjust our operating procedures in response to such changes, and as a result, our business may suffer.

We may be held responsible for certain taxes or assessments relating to the activities of our independent distributors, which could harm our financial condition and operating results.

Our independent distributors are subject to taxation, and in some jurisdictions, governmental agencies impose an obligation on us to collect taxes and to maintain appropriate records.  Furthermore, in some jurisdictions, we are subject to the risk of being responsible for social security and similar taxes with respect to our independent distributors.  In the event that local laws and regulations, or the interpretation of local laws and regulations, change to require us to treat our independent distributors as employees, or that our independent distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.  If our independent distributors were deemed to be employees rather than independent contractors, we would also face the risk of increased liability for their actions.

The loss of or a disruption in our manufacturing and distribution operations could adversely affect our business.

As of December 31, 2013, our principal properties consisted of distribution centers, pick-up locations, our corporate headquarters and other office locations, research and development facilities, manufacturing facilities, and retail stores and service centers in Mainland China. Additionally, we also use third party manufacturers to manufacture certain of our products. As a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. For example, the earthquake and tsunami in 2011 disrupted our operations in Japan and negatively impacted our operating results. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or that of our third party manufacturers could have a material adverse effect on our business, results of operations and financial condition.

Disruptions to transportation channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.

We may experience disruptions to the transportation channels used to distribute our products, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower. Disruptions in our container shipments may result in increased costs, including the additional use of airfreight to meet demand. Although we have not recently experienced significant shipping disruptions, we continue to watch for signs of upcoming congestion. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our profitability.

Our markets are intensely competitive and market conditions and the strengths of competitors may harm our business.

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

We also compete with other direct selling companies to attract and retain our sales force and consumers. Some of these competitors have longer operating histories and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global sales compensation plan. Consequently, to successfully compete in this industry, and attract and retain our sales force and consumers, we must ensure that our business opportunities and sales compensation plans are financially rewarding. We believe we have significant competitive advantages, but we cannot assure that we will be able to continue to successfully compete in this industry.

We may incur product liability claims that could harm our business.
We sell products for human consumption and use.  Our dietary supplement products consist of vitamins, minerals, botanicals and other ingredients that are classified as foods or dietary supplements.  Our personal care products are cosmetic and other beautifying products intended to be used on the body and skin.  These products are not generally subject to pre-market approval or registration processes so we cannot rely upon a government safety panel to qualify or approve our products for use, and some ingredients may not have long histories of human consumption or use. We rely upon published and unpublished safety information including clinical studies on ingredients used in our products and conduct our own clinical studies on some key ingredients and products, but not all products. A product may be safe for the general population when consumed or used as directed but could cause an adverse reaction for a person who has a health condition or allergies, or who is taking a prescription medication.  While we include what we believe are adequate instructions and warnings and we have historically had low numbers of reported reactions, previously unknown adverse reactions could occur. Recent media reports in Mainland China included allegations about our products having harmful side effects for certain of our consumers.  While we believe these are isolated incidents, we are investigating these allegations.  If we discover that our products are causing adverse reactions in a large number of individuals, or if we determine that any of our employees have not properly handled reports of adverse reactions, we could suffer further adverse publicity or governmental sanctions.
As a result of the type of products that we sell, we may be subject to various product liability claims, including that the products fail to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects. Product liability claims could increase our costs, and adversely affect our business and financial results.  As we continue to offer an increasing number of new products through larger scale limited-time offers our product liability risk may increase.
If our sales force or employees provide improper or inappropriate advice regarding our products, their use or safety, we may be subject to additional product liability.
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
In addition to the securities class action and shareholder derivative litigation described above in "– We are currently being sued in several purported class action lawsuits and a derivative claim relating to the recent negative media and regulatory scrutiny of our business in Mainland China and the associated decline in our stock price," we are currently, and may in the future become, party to other litigation. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. We are currently vigorously contesting these litigation claims. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party to, and the impact of certain of these matters on our business, results of operations and financial condition could be material.

We have been involved in two separate disputes with customs authorities in Japan with respect to duty assessments on several of our products. In November 2013, the Supreme Court of Japan declined to hear our appeal regarding a dispute related to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. In 2011, we recorded an expense for the full amount of these disputed assessments. This matter is now closed. The second dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 4.2 billion Japanese yen as of December 31, 2013 (approximately $40.2 million), net of any recovery of consumption taxes. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. We are now pursuing this matter in Tokyo District Court. Any adverse rulings in these matters could materially impact our results. While we anticipate that additional duty disputes with Japanese authorities will be limited going forward as we have entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer, there can be no assurance that this arrangement will have the desired effect or that such arrangement will not be terminated in the future.

Please refer to Item 3. "Legal Proceedings" for more information regarding these litigation matters.

Our intellectual property may infringe on the rights of others, resulting in costly litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merit. Other companies or individuals may allege that we, or our sales force, consumers, licensees or other parties indemnified by us infringe on their intellectual property rights. Even if we believe that such claims are without merit, defending such intellectual property litigation can be costly, distract management's attention and resources, and the outcome is inherently uncertain. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Any of these results may adversely affect our financial condition.

If we are unable to protect our intellectual property rights, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with our employees, sales force, consumers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property rights may not be sufficient to permit us to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. In addition, the laws of certain foreign countries, including emerging markets such as Mainland China, do not protect our intellectual property rights to the same extent as the laws of the United States.  The costs required to protect our patents and trademarks may be substantial. We have filed patent applications to protect our intellectual property rights in our new technologies, however, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. Moreover, many of our products rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

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

From time to time we review acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Acquisitions may entail numerous risks, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses and disruption to our direct selling channel;

•	diversion of management's attention from our core business;

•	adverse effects on existing business relationships with our suppliers, sales force or consumers; and

•	risks associated with entering markets in which we have limited or no prior experience.

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

We have implemented internal controls to help ensure the accuracy of our financial reporting and have implemented compliance policies and programs to help ensure that our employees and sales force comply with applicable laws and regulations.  Our internal audit team regularly audits our internal controls and various aspects of our business and we regularly assess the effectiveness of our internal controls.  There can be no assurance, however, that these internal or external assessments and audits will identify all significant or material weaknesses in our internal controls.  Any failure to correct a weakness in internal controls could result in the disclosure of a material weakness. If a material weakness results in a material misstatement in our financial results, we may also have to restate our financial statements.

From time to time, we initiate further investigations into our business operations based on the results of these audits or complaints, questions, or allegations made by employees or other parties regarding our business practices and operations.  In addition, our business and operations may be investigated by applicable government authorities.  In the event any of these investigations identify material violations of applicable laws by our employees or our sales force, we could be subject to adverse publicity, fines, penalties or loss of licenses or permits.

System failures could harm our business.

With global operations and a complex sales compensation plan, our business is highly dependent on efficiently functioning information technology systems. Our systems may be damaged or disrupted by fires, floods, earthquakes or other natural disasters, telecommunications failures, break-ins, sabotage, intentional acts of vandalism and similar misconduct. We have adopted and implemented a Business Continuity/Disaster Recovery Plan. Our data is archived and stored at third-party secure sites and we have recovery sites for certain critical data and operations. Growth in our business could also strain our systems. There can be no assurance that our systems will not be significantly damaged or disrupted or that our systems will be adequate to meet our future business needs or that a system failure will not significantly damage the Company's reputation.

Cyber security risks and the failure to maintain the integrity of company, employee, sales force or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

We collect and retain large volumes of company, employee, sales force and guest data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, sales force or guest data which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

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

Our Class A common stock closed at $49.95 per share on January 31, 2012 and closed at $85.15 per share on January 31, 2014. During this two-year period, our Class A common stock traded as low as $32.36 per share and as high as $140.50 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

•	fluctuations in our operating results;

•	government investigations of our business;

•	adverse publicity related to our business, products, industry or competitors;

•	the sale of shares of Class A common stock by significant stockholders;

•	general trends in the market for our products;

•	acquisitions by us or our competitors;

•	economic or currency exchange issues in markets in which we operate;

•	changes in estimates of our operating performance or changes in recommendations by securities analysts;

•	speculative trading, including short selling and options trading; and

•	general business and political conditions.

Broad market fluctuations could also lower the market price of our Class A common stock regardless of our actual operating performance.

Some of the markets in which we operate may become highly inflationary, which could negatively impact our financial position, results of operations or cash flows.

In some of our markets we face risks associated with high levels of inflation. High levels of inflation and currency devaluations in any of our markets could negatively impact our balance sheet and results of operations.

For example, in 2010, Venezuela was designated as a highly inflationary economy under generally accepted accounting principles in the United States. In February 2013, Venezuela devalued its bolivar fuertes ("bolivar") against the U.S. dollar, which resulted in an official exchange rate of 6.3. Due to the current political and economic environment in Venezuela, there is a risk that there could be additional foreign currency devaluations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100% or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During 2010, Venezuela was considered to be highly inflationary, as noted above. During the periods ended December 31, 2011, 2012 and 2013, our Venezuelan subsidiary's net sales revenue represented approximately 0.3%, 0.7% and 1.1% of consolidated net sales revenue, respectively.  We did not operate in any country other than Venezuela that was considered to have a highly inflationary economy during the periods ended December 31, 2011, 2012 and 2013.

Some of the markets in which we operate have currency controls in place, which may restrict our repatriation of cash.

If foreign governments restrict transfers of cash out of their country and control exchange rates, we may be limited as to the timing and amount of cash we can repatriate and may not be able to repatriate cash at beneficial exchange rates, which could have a material adverse effect on our financial position, results of operations or cash flows.

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period.  As of December 31, 2013, we had approximately $256 million in cash denominated in Chinese yuan.

In addition, as of December 31, 2013, we had approximately $34 million in cash denominated in bolivar. Currency exchange restrictions enacted by the government of Venezuela require approval from the government's currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends to the United States.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                          PROPERTIES

Our principal properties consist of the following:

Offices

We have administrative offices at our corporate headquarters in Provo, Utah, and in various markets, including in Shanghai, China; Seoul, Korea; Tokyo, Japan; Singapore; and Brussels, Belgium.

Distribution Centers

We distribute our products through distribution centers and warehouses in many of our markets, including facilities measuring 150,000 square feet or more in Provo, Utah; Shanghai, China; Chungcheong buk-do, Korea; and Tokyo, Japan.

Research and Development Centers

We operate research and development centers in Provo, Utah, and in Shanghai, China.

Manufacturing Facilities

In Mainland China, we operate manufacturing facilities, totaling approximately 600,000 square feet. We are currently in the process of expanding our manufacturing capacity in Mainland China.

Retail Stores, Service Centers, Walk-in Centers and Pick-up Locations

We operate walk-in centers and pick-up locations in many of our markets. We also operate retail stores and service centers in Mainland China.

We own our corporate headquarters buildings, distribution center and research and development center located in Provo, Utah and a few other minor facilities. We currently lease the other properties described above.  We believe that our existing and planned facilities are adequate for our current operations in each of our existing markets.

ITEM 3.                          LEGAL PROCEEDINGS

Securities Class Actions

Beginning in January 2014, five purported class action complaints were filed in the United States District Court for the District of Utah:  Freedman v. Nu Skin Enterprises, Inc.; Bennett v. Nu Skin Enterprises, Inc.; Zapata v. Nu Skin Enterprises, Inc.; Siesser v. Nu Skin Enterprises, Inc.; and Granzow v. Nu Skin Enterprises, Inc. (collectively, the "Class Action Complaints").  The Class Action Complaints purport to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt.  The Class Action Complaints allege that, inter alia, we made materially false and misleading statements regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities.  The cases are all in their early stages, and we have not yet filed a response.  Nevertheless, we believe that these claims are without merit and intend to vigorously defend ourselves against the allegations in these actions.

Shareholder Derivative Claim

On February 14, 2014, a shareholder derivative complaint was filed in the United States District Court for the District of Utah: Suderov v. Hunt (the "Derivative Complaint").  The Derivative Complaint purports to assert claims on behalf of Nu Skin Enterprises for breach of fiduciary duties for disseminating false and misleading information and for failing to maintain internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises.  The Derivative Complaint also purports to assert claims on behalf of Nu Skin Enterprises for breach of fiduciary duties for insider selling and misappropriation of information against Messrs. Wood, Lund, and Campbell.  The Derivative Complaint alleges that, inter alia, all of these officers and directors allowed materially false and misleading statements to be made regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain officers and directors sold common stock on the basis of this material, adverse non-public information.  The case is in its early stages, and we have not yet filed a response.

Japan Customs

We have been involved in two separate disputes with customs authorities in Japan with respect to duty assessments on several of our products. In November 2013, the Supreme Court of Japan declined to hear our appeal regarding a dispute related to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. In 2011, we recorded an expense for the full amount of these disputed assessments. This matter is now closed.

The second dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was 4.2 billion Japanese yen as of December 31, 2013 (approximately $40.2 million), net of any recovery of consumption taxes. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation. Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with Yokohama Customs, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance's administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently required to post a bond or make a deposit to secure any additional duties that may be due and payable on these current imports. Because we believe that the assessment of higher duties by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. If we are unsuccessful in recovering the amounts assessed and paid, we will record a non-cash expense for the full amount of the disputed assessments. We anticipate that additional disputed duties will be limited going forward as we have entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer.

Lazerson, Craig & Harper

In September 2011, Elizabeth Craig ("Craig") and Brady Harper ("Harper") filed suit against us and our subsidiaries in the Utah Fourth District Court for malicious prosecution, abuse of criminal process, defamation and intentional infliction of emotional distress.  In aggregate, the complaint seeks damages in excess of approximately $42 million and punitive damages in the amount of $200 million.  We believe the complaint is without merit and intend to vigorously defend ourselves.  In August 2011, we filed suit in the Utah Fourth District Court against Scott Lazerson ("Lazerson") and Nu Lite Sales, LLC ("Nu Lite"), an entity owned by Craig and Harper, alleging fraud, negligent misrepresentation, conversion and unjust enrichment and seeking declaratory and equitable relief.  A counterclaim was filed by Nu Lite that includes factual allegations similar to those set forth in the complaint filed on behalf of Craig and Harper.  The counterclaim alleges conversion and tortious interference with prospective business relations, and seeks aggregate damages in excess of $2 million and punitive damages in the amount of $20 million.  We believe the counterclaim is without merit. In February 2014, Craig and Nu Lite filed a complaint in the United States District Court for the District of Utah against Provo City and certain of its personnel, and the Company and certain of its personnel, based on substantially the same facts alleged by them in the state court actions described above, and asserting claims for deprivation of constitutional rights.  This complaint seeks damages in excess of $3 million and an unspecified amount of punitive damages, attorneys' fees, costs, and interest.  We believe the complaint is without merit and intend to vigorously defend ourselves.

Other Matters

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

Our Class A common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "NUS."  The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2012 and 2013 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2012	$62.02	$45.50
June 30, 2012	60.14	40.00
September 30, 2012	56.52	36.20
December 31, 2012	49.01	32.36

Quarter Ended	High	Low

March 31, 2013	$47.36	$36.85
June 30, 2013	63.57	43.00
September 30, 2013	99.60	60.77
December 31, 2013	139.81	88.80

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

The closing price of our Class A common stock on January 31, 2014, was $85.15.  The approximate number of holders of record of our Class A common stock as of January 31, 2014 was 378.  This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

We declared and paid a $0.20 per share dividend for Class A common stock in March, June, September and December of 2012 and a $0.30 per share dividend for Class A common stock in March, June, September and December of 2013.  The board of directors has approved an increased quarterly cash dividend of $0.345 per share of Class A common stock to be paid on March 26, 2014, to stockholders of record on March 14, 2014.  Annually, this would increase the dividend to $1.38 from $1.20 in the prior year. Management believes that cash flows from operations will be sufficient to fund this and any future dividend payments.

We currently expect to continue to pay dividends on our common stock.  However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)

October 1 – 31, 2013	0	N/A	0	$444.5
November 1 – 30, 2013	6,481	$123.50	6,481	443.7
December 1 – 31, 2013	381,437	128.98	381,437	394.5
Total	387,918	128.89	387,918

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $1,135.0 million was authorized as of December 31, 2013. As of December 31, 2013, we had repurchased approximately $740.5 million of shares under the plan. In July 2013, our board of directors authorized a $400.0 million extension of our ongoing share repurchase authorization, which is included in the total authorized. There has been no termination or expiration of the plan since the initial date of approval.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A Common Stock with the cumulative total return of the S&P 500 Index, a market-weighted index of publicly traded peers (the "Peer Group") for the period from December 31, 2008 through December 31, 2013.  The graph assumes that $100 was invested in each of the Class A Common Stock, the S&P 500 Index, and each of the indexes of publicly traded peers on December 31, 2008 and that all dividends were reinvested. The Peer Group consists of the following companies, which compete in our industry and product categories:  Avon Products, Inc., Estee Lauder, Tupperware Corporation, Herbalife LTD., USANA Health Sciences, Inc., Nature's Sunshine Products, Inc., Weight Watchers International, Inc., Mannatech, Inc. and Elizabeth Arden, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Nu Skin Enterprises, Inc., the S&P 500 Index, and a Peer Group

$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
12/08
12/09
12/10
12/11
12/12
12/13
Nu Skin Enterprises, Inc.
S&P 500
Peer Group

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Measured Period	Nu Skin	S&P 500 Index	Peer Group Index
December 31, 2008	100.00	100.00	100.00
December 31, 2009	265.60	126.46	144.95
December 31, 2010	304.47	145.51	176.34
December 31, 2011	496.27	148.59	188.88
December 31, 2012	385.26	172.37	182.51
December 31, 2013	1,464.01	228.19	256.22

ITEM 6.                          SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 have been derived from the audited consolidated financial statements as revised:

	Year Ended December 31,
	2009	2010	2011		2012	2013
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$1,314,258	$1,517,759	$1,719,588		$2,132,257	$3,176,718
Cost of sales	243,648	272,431	322,624	(1)	353,152	505,806
Gross profit	1,070,610	1,245,328	1,396,964		1,779,105	2,670,912
Operating expenses:
Selling expenses	542,805	626,848	727,045		932,812	1,476,772
General and administrative expenses	369,368	401,418	436,177		505,449	640,028
Restructuring charges	10,724	—	—		—	—
Total operating expenses	922,897	1,028,266	1,163,222		1,438,261	2,116,800
Operating income	147,713	217,062	233,742		340,844	554,112
Other income (expense), net	(6,589)	(9,449)	(6,973)		4,398	2,828
Income before provision for income taxes	141,124	207,613	226,769		345,242	556,940
Provision for income taxes	51,279	71,562	73,439		123,597	192,052
Net income	$89,845	$136,051	$153,330		$221,645	$364,888
Net income per share:
Basic	$1.42	$2.18	$2.47		$3.66	$6.23
Diluted	$1.40	$2.11	$2.38		$3.52	$5.94
Weighted-average common shares outstanding (000s):
Basic	63,333	62,370	62,066		60,600	58,606
Diluted	64,296	64,547	64,546		63,025	61,448

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$158,045	$230,337	$290,701		$333,403	$547,127
Working capital	152,731	206,078	288,916		268,500	341,542
Total assets	748,449	892,224	990,956		1,124,807	1,821,062
Current portion of long-term debt	35,400	27,865	28,608		39,019	67,824
Long-term debt	121,119	133,013	107,944		154,963	113,852
Stockholders' equity	375,687	471,249	574,236		590,612	858,619
Cash dividends declared	0.46	0.50	0.59		0.80	1.20

Supplemental Operating Data (at end of period):
Approximate number of Actives(2)	761,000	799,000	855,000		946,000	1,335,000
Number of Sales Leaders(3)	32,939	35,676	41,816		51,790	102,117

(1)	Includes $32.8 million related to an adverse decision in the Japan customs litigation.

(2)	"Actives" are persons who purchased products directly from the company during the previous three months.

(3)	"Sales Leaders" include our independent distributors who have completed and who maintain specified sales requirements, and our sales employees and contractual sales promoters in Mainland China, who have completed certain qualification requirements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operation should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, which are included in this Annual Report on Form 10-K.

Business Overview
We are a leading global direct selling company with operations in 53 markets worldwide. In 2013, we achieved a record $3.2 billion in revenue, representing year-over-year growth of 49%. From our founding in 1984, we have strived to differentiate ourselves through innovation in both our products and our sales channel.
We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex category brands, respectively. Over the last five years, we have introduced new Pharmanex nutritional supplements and Nu Skin personal care products under our ageLOC anti-aging brand.
We operate in the direct selling channel, primarily utilizing person-to-person marketing to market and sell our products. Consumers of our products can purchase products either directly from an individual distributor of our products or directly from the company. As of December 31, 2013, we had approximately 1,335,000 persons who purchased products directly from the company during the previous three months ("Actives"). We believe a significant majority of Actives purchase our products at a preferred price, but are not actively pursuing our business opportunity.
Approximately 92% of our 2013 revenue came from outside of the United States. Due to the size of our foreign operations, our results, as reported in U.S. dollars, are often impacted by foreign currency fluctuations.  In addition, our results are impacted by global economic, political, demographic and business trends and conditions.
Mainland China became our largest revenue market in 2013 and accounted for approximately 32% of our revenue. Direct selling is relatively new to Mainland China and we believe the market holds significant potential. We have implemented a distinct business model in Mainland China to conform with local laws and regulations.
Our business is subject to various laws and regulations globally, particularly with respect to our direct selling business models and our product categories. For example, following a number of negative media stories published in January 2014 by the People's Daily in Mainland China, we received inquiries from various government regulators in Mainland China asking us to respond to a number of allegations relating to our business practices, products and business model.  In response to this media and regulatory scrutiny we have voluntarily taken a number of actions in Mainland China, including temporarily suspending our business promotional meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business promotional meetings and acceptance of applications has had a significant negative impact on the number of Sales Leaders and Actives, and our revenue in the short term will be negatively impacted by these voluntary actions. Any inability to resume normal business operations in the near term could have a more significant impact on our business. We currently plan to focus our attention during the next several months on training our sales force with respect to the promotion of both products and the business opportunity we offer in Mainland China. It is currently unclear what impact the adverse publicity and our voluntary actions will have on our business in this market in the longer term or whether these voluntary actions will be effective in addressing concerns of regulators in Mainland China. Regardless, it is likely that we will be fined and could potentially face some other form of sanctions from these regulators. These other sanctions could include a formal suspension of our ability to recruit new sales people and direct sellers, a temporary suspension of our ability to sell products in various markets or, in the most extreme cases, loss of existing licenses to operate in various jurisdictions in Mainland China. Any of these actions or outcomes could materially harm our business and financial condition.

Our revenue depends on the number and productivity of our Actives and Sales Leaders. Sales Leaders include our independent distributors who have completed and who maintain specified sales requirements, and our sales employees and contractual sales promoters in Mainland China, who have completed certain qualification requirements.  We have been successful in attracting and motivating our sales force by:
•    developing and marketing innovative, technologically and scientifically advanced products;

•	providing compelling initiatives and strong support; and

•    offering attractive incentives that motivate our sales force to build sales organizations.

Our sales force markets and sells our products and recruits others based on the distinguishing benefits and innovative characteristics of our products.  As a result, it is vital to our business that we continuously leverage our product development resources to develop and introduce innovative products and provide our sales force with an attractive portfolio of products.  Since 2008, we have successfully introduced a suite of innovative anti-aging skin care and nutritional products under our ageLOC brand, including our ageLOC Transformation, Galvanic Spa Gels with ageLOC, ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion, ageLOC Tru Face Essence Ultra, ageLOC Vitality, ageLOC R2 and ageLOC TR90. We have several products in development, including nutritional supplements and personalized skin care systems.  Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our number of Actives and Sales Leaders.

Although our product launch process may vary by market, we generally introduce new products to our sales force and consumers in all markets where the products are registered, through limited-time offers. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We believe our product launch process attracts new people to our business, driving growth in our Sales Leaders and Actives. For example, limited-time offers of our ageLOC TR90 weight management and body shaping system in the second half of 2013 generated revenue of approximately $550 million. In 2014, we currently plan to further introduce ageLOC TR90 and our ageLOC Tru Face Essence Ultra anti-aging skin care serum through limited-time offers in certain regions. We may experience difficulty effectively managing growth associated with these limited-time offers and may face increased risk of improper sales force activities and related governmental scrutiny. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch, we could incur increased inventory write-offs. For example, given heightened media and regulatory scrutiny in Mainland China and the voluntary measures we have taken in that market, we have adjusted our 2014 product launch plans. This change in plans increases the risk of inventory write-offs in Mainland China if we are unable to sell the inventory we produced based on our prior plans. Any inventory write-off would negatively impact our gross margins. In addition, our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.

Our global sales force helps us to rapidly introduce products and penetrate our markets with modest up-front promotional expense.  Similar to other companies in our industry, we experience high turnover among our sales force.  As a result, it is important that we regularly introduce innovative and compelling products and initiatives in order to maintain a compelling business opportunity that will attract new people to our business.  We have also developed, and continue to promote in many of our markets, product subscription and loyalty programs that provide incentives for consumers to commit to purchase a specific amount of product on a monthly basis.  All purchases under these programs are subject to our standard product payment and return policies. We believe these subscription and loyalty programs have improved consumer retention, have had a stabilizing impact on revenue, and have helped generate recurring sales.  Subscription and loyalty programs represented a significant portion of our non-limited-time offer revenue in 2013.

Revisions of Deferred Taxes and Selling Rebates

Certain amounts applicable to the prior periods have been revised to correct certain classification errors in prior years.  Specifically, the presentation of our consolidated balance sheets for the year ended December 31, 2012, was revised to decrease short-term deferred tax assets by $10.8 million, long-term deferred tax assets by $17.3 million and long-term deferred tax liabilities by $28.1 million. The revision had no effect on our results of operations (net or comprehensive income), financial condition (stockholders' equity), or cash flows in any period presented or in any previously issued financial statements.

Additionally, the presentation of our consolidated statements of income for the years ended December 31, 2011 and 2012, was revised to reduce selling expense and revenue by $24.4 million and $37.4 million related to an error in the classification of selling rebates. The revision had no effect on our operating income, net income or comprehensive income, the consolidated balance sheet or cash flows in any period presented or in any previously issued financial statements.

These revisions were not considered to be material, individually or in the aggregate, to the previously issued financial statements.

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

Revenue by Region

	Year Ended December 31,
(U.S. dollars in millions)	2011		2012		2013

Greater China	$333.6	19%	$550.7	26%	$1,363.2	43%
North Asia	741.8	43	785.3	37	869.4	27
South Asia/Pacific	235.0	14	328.6	15	379.0	12
Americas	248.2	15	285.3	13	370.1	12
EMEA	161.0	9	182.4	9	195.0	6
	$1,719.6	100%	$2,132.3	100%	$3,176.7	100%

Cost of sales primarily consists of:

•            cost of products purchased from third-party vendors;

•            costs of self-manufactured products;

•            cost of adjustments to inventory carry value;

•            cost of sales materials which we sell to our sales force at or near cost;

•	amortization expenses associated with certain products and services such as the Pharmanex BioPhotonic Scanners that are leased to our sales force;

•            freight cost of shipping products to our sales force and import duties for the products; and

•            royalties and related expenses for licensed technologies.

We source the majority of our products from third-party manufacturers.  Under direct selling regulations in Mainland China, we are required to manufacture the products we distribute through direct sellers in Mainland China. Cost of sales and gross profit, on a consolidated basis, may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party suppliers.  In addition, because we purchase a significant amount of our goods in U.S. dollars and recognize revenue in local currencies, our gross margin is subject to exchange rate risks.  Because our gross margins vary from product to product and due to higher pricing in some markets, changes in product mix and geographic revenue mix can impact our gross margin on a consolidated basis.

Selling expenses are our most significant expense and are classified as operating expenses.  Selling expenses include sales commissions paid to our sales force, special incentives, costs for incentive trips and other rewards, as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in Mainland China. Selling expenses do not include any amounts we pay to our sales force for personal purchases. Our global sales compensation plan, which we employ in all our markets, except Mainland China, is an important factor in our ability to attract and retain our Sales Leaders.  Under our global sales compensation plan, Sales Leaders can earn "multi-level" compensation, where they earn commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on sales materials, which are sold to our sales force at or near cost.  Small fluctuations occur in the amount of commissions paid as the Actives change from month to month.  However, with over 1,335,000 Actives and 102,000 Sales Leaders, the fluctuation in the overall payout is relatively small. Selling expenses as a percentage of revenue typically increase in connection with a limited-time offer due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on selling expenses.

Outside of Mainland China, distributors also have the opportunity to make profits by purchasing products from us at a discount and selling them to consumers with a mark-up. We do not account for nor pay additional commissions on these mark-ups received by distributors.  In many markets, we also allow individuals who are not part of our sales force, whom we refer to as "preferred customers," to buy products directly from us at a discount. We pay commissions on preferred customer purchases to the referring member of our sales force.

General and administrative expenses include:

•    wages and benefits;

•    rents and utilities;

•    depreciation and amortization;

•    promotion and advertising;

•    professional fees;

•    travel;

•    research and development; and

•    other operating expenses.

Labor expenses are the most significant portion of our general and administrative expenses.  Promotion and advertising expenses include costs of sales force conventions held in various markets worldwide, which we expense in the period in which they are incurred.  Because our various sales force conventions are not held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter.  For example, we held our global convention in October 2013 and will have another global convention in the fall of 2015 as we currently plan to hold a global convention every other year.  In addition, we hold regional conventions and conventions in our major markets at different times during the year.  These conventions have significant expenses associated with them.  Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate.  For example, statutory tax rates in 2013 were approximately 16.5% in Hong Kong, 17% in Taiwan, 24.2% in South Korea, 42.7% in Japan and 25% in Mainland China.  We are subject to taxation in the United States at the statutory corporate federal tax rate of 35% and we pay taxes in multiple states within the United States at various tax rates.  Our overall effective tax rate was 34.5% for the year ended December 31, 2013.

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

Revenue. We recognize revenue when products are shipped, which is when title and risk of loss pass to the purchaser of the products. With some exceptions based on local regulations, we offer a return policy that allows our sales force to return unopened and unused product for up to 12 months subject to a 10% restocking fee.  Reported revenue is net of returns, which have historically been less than 5% of annual revenue.  A reserve for product returns is accrued based on historical experience.  We classify selling discounts as a reduction of revenue.

Through our product subscription and loyalty programs, which vary from market to market, participants who commit to purchase on a monthly basis receive a discount from suggested retail or wholesale prices, as applicable. We apply this discount at the time of each purchase and not through a larger discount on the initial purchase. Participants may cancel their commitment at any time, however some markets charge a one-time early cancellation fee. All purchases under these programs are subject to our standard product payment and return policies. In accordance with ASC 605-50, we classify selling discounts and rebates, as a reduction of revenue at the time the sale is recorded.

Income Taxes.  We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  We take an asset and liability approach for financial accounting and reporting of income taxes.  We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by the intercompany transactions between Nu Skin affiliates around the world.  Deferred tax assets and liabilities are created in this process.  As of December 31, 2013, we had net deferred tax assets of $67.2 million.  We net these deferred tax assets and deferred tax liabilities by jurisdiction.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.  These net deferred tax assets assume sufficient future earnings will exist for their realization, and are calculated using anticipated tax rates.  In certain foreign jurisdictions valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses.  When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We evaluate our indefinite reinvestment assertions with respect to foreign earnings for each period.  Other than earnings we intend to reinvest indefinitely, we accrue for the U.S. federal, state and foreign income taxes applicable to the earnings.  During 2013, we determined that $40.0 million of our non-US subsidiaries' earnings will be indefinitely reinvested. We intend to utilize the offshore earnings to fund foreign investments, specifically capital expenditures.  Undistributed earnings that we will indefinitely reinvest, and for which no federal income taxes in the U.S. have been provided, aggregate to $10.0 million and $50.0 million at December 2012 and 2013, respectively. In the event that all non-U.S. subsidiaries' undistributed earnings, which we have designated as indefinitely reinvested, were remitted to the United States to fund operating and capital plans, regulatory capital requirements, parent company financing or cash flow needs, the amount of incremental taxes would be approximately $5.5 million.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  In 2013, we entered into a closing agreement with the United States Internal Revenue Service (the "IRS") for all adjustments for the 2009 and 2010 tax years. As a result of entering into the closing agreement, we are no longer subject to tax examinations from the IRS for all years for which tax returns have been filed except for 2011. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2008.  In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP").  The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  We have elected to participate in the CAP program for 2014 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time.  In major foreign jurisdictions, we are no longer subject to income tax examinations for years before 2007.  Along with the IRS examination of 2011, we are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

At December 31, 2013, we had $7.5 million in unrecognized tax benefits of which $2.1 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2012, we had $9.0 million in unrecognized tax benefits of which $3.8 million, if recognized, would affect the effective tax rate. We recognized approximately $0.3 million and ($0.1) million in interest and penalties expenses (benefits), during each of the years ended December 31, 2012 and 2013, respectively. We had approximately $0.8 million, $1.1 million and $0.9 million of accrued interest and penalties related to uncertain tax positions at December 31, 2011, 2012 and 2013, respectively.  Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Intangible Assets. Acquired intangible assets may represent indefinite-lived assets, determinable-lived intangibles, or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level. Beginning in 2011, we had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured.  We used the quantitative assessment for all periods presented.  Considerable management judgment is necessary to measure fair value. We did not recognize any impairment charges for goodwill or intangible assets during the periods presented.

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2011	2012	2013

Revenue	100.0%	100.0%	100.0%
Cost of sales	18.8 *	16.6	15.9

Gross profit	81.2	83.4	84.1

Operating expenses:
Selling expenses	42.3	43.7	46.5
General and administrative expenses	25.3	23.7	20.2

Total operating expenses	67.6	67.4	66.7

Operating income	13.6	16.0	17.4
Other income (expense), net	(0.4)	0.2	0.1

Income before provision for income taxes	13.2	16.2	17.5
Provision for income taxes	4.3	5.8	6.0

Net income	8.9%	10.4%	11.5%

  *Includes $32.8 million related to an adverse decision in the Japan customs litigation

2013 Compared to 2012

Overview

Revenue in 2013 increased 49% to $3.2 billion from $2.1 billion in 2012.  This increase reflects growth in each of our regions with significant growth in Greater China, South Asia/Pacific, the Americas and South Korea.  Sustained interest in our innovative product portfolio and our business opportunity continued to drive year-over-year growth in our Sales Leaders and Actives. In 2012, limited-time offers of ageLOC R2 and ageLOC Body Spa and related products in connection with a series of regional events generated approximately $116 million in our Greater China region and $68 million in our South Asia/Pacific region. In the second half of 2013, the successful limited-time offers of ageLOC TR90 generated approximately $550 million in revenue with over half of this volume coming from the Greater China region. In 2014, we currently plan to further introduce ageLOC TR90 and our ageLOC Tru Face Essence Ultra anti-aging skin care serum through limited-time offers in certain regions. We continue to assess the financial and operational impact of the introduction of ageLOC TR90, including factors such as the timing of product deliveries, the amount of product returns and the cannibalization of sales of our other products.

Foreign currency exchange fluctuations had a negative 3% impact on revenue in 2013 compared to 2012. Globally, our Sales Leaders and Actives grew 97% and 41%, respectively, compared to the prior-year period.

Earnings per share in 2013 increased to $5.94, compared to $3.52 in 2012. The increase in earnings is largely the result of increased revenue, as discussed above, coupled with improved margins and controlled expenses.

Revenue

Greater China.  The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2012	2013	Change

Mainland China	$256.8	$1,005.4	292%
Taiwan	134.6	199.2	48%
Hong Kong	159.3	158.6	─
Greater China total	$550.7	$1,363.2	148%

Foreign currency exchange rate fluctuations positively impacted revenue in the Greater China region by 5% in 2013.

Strong revenue and sales force growth in the Greater China region, including significant growth in Mainland China, was driven by continued interest in our business opportunity and our strong product portfolio, including successful limited-time offers of our ageLOC TR90.  This limited-time offer generated approximately $327 million in revenue in the second half of 2013.  Revenue for 2012 included approximately $116 million of limited-time offer revenue of our ageLOC R2 and our ageLOC Galvanic Body Spa and related products, with most of the sales recorded in Hong Kong in connection with our Greater China regional convention.

Local currency revenue in Mainland China and Taiwan was up 280% and 49%, respectively, in 2013 compared to 2012. Local currency revenue in Hong Kong remained level when comparing 2013 to 2012.  Mainland China reported a 187% and 285% increase in Actives and number of Sales Leaders, respectively, compared to the prior-year period. Sales Leaders and Actives in Taiwan increased 89% and 21% compared to the prior-year period.  Sales Leaders and Actives in Hong Kong were up 168% and 67% compared to 2012.

Our rapid growth in Greater China put pressure on our supply chain and other systems and resources in this region, causing us to take measures to help alleviate this pressure, including staging the limited-time offer of ageLOC TR90 over several months in the Greater China region.  We, along with our management team in the Greater China region, continue to focus resources to successfully manage the expansion of our management team, labor force, sales force, manufacturing operations, systems, government relations efforts, retail stores and service centers.

Voluntary measures we have taken in Mainland China in response to recent media scrutiny and subsequent government reviews of our operations and the activities of our sales force in Mainland China will have a negative impact on our revenue. See "– Business Overview" for a more detailed description of these matters.

North Asia.  The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2012	2013	Change

South Korea	$296.0	$466.8	58%
Japan	489.3	402.6	(18%)
North Asia total	$785.3	$869.4	11%

Foreign currency fluctuations negatively impacted revenue 10% in this region compared to the prior-year period.

Local currency revenue in Japan increased 1% in 2013, compared to 2012. During 2013, the Japanese yen weakened against the U.S. dollar, negatively impacting our revenue in this market by 19% compared to 2012. Japan's 2013 revenue was positively impacted by the limited-time offer of our ageLOC TR90 in the second half of 2013, which generated approximately $34 million.  Japan's revenue in 2012 included approximately $34 million from the regional limited-time offer of our ageLOC R2 and ageLOC Galvanic Body Spa and related products. As a result of concerns from a regional Japanese regulatory authority in 2013, we implemented additional steps to further reinforce our distributor education, training and compliance efforts. These issues also led us to be cautious in our promotional activities. We believe these steps negatively impacted our revenue in this market during the latter-half of 2013, with local-currency revenue in Japan down 9% in the fourth quarter of 2013, compared to the same prior-year period. In 2013, Sale Leaders and Actives in Japan decreased 13% and 5%, respectively, compared to the prior year, reflecting challenges related to the difficult direct selling environment in Japan and our focus on distributor education, training and compliance.

Local currency growth of 53% in South Korea in 2013, compared to the prior year, reflects continued growth in Actives and Sales Leaders, interest generated by our ageLOC products and alignment with our product launch process. We introduced our ageLOC TR90 and related products in South Korea through a limited-time offer in the second half of 2013, which generated approximately $70 million.  South Korea's revenue in 2012 included approximately $25 million from the regional limited-time offer of our ageLOC R2 and ageLOC Galvanic Body Spa and related products. In 2013, our Sales Leaders and Actives in South Korea increased 46% and 40%, respectively, compared to the prior year, driven by strong interest in our innovative anti-aging portfolio and business opportunity.

South Asia/Pacific.  The following table sets forth revenue for the South Asia/Pacific region (U.S. dollars in millions):

	2012	2013	Change

South Asia/Pacific	$328.6	$379.0	15%

Foreign currency exchange rate fluctuations negatively impacted revenue in South Asia/Pacific by 3% in 2013, compared to the prior year. Strong growth in our revenue in this region reflects continued interest in our strong product portfolio, including a limited-time offer of ageLOC TR90, which generated approximately $64 million in revenue in the second half of 2013. In 2012, a regional limited-time offer generated approximately $68 million in revenue in the second and third quarters of 2012. Sales Leaders and Actives in the region increased 60% and 22% in 2013, compared to the prior year.

Americas.  The following table sets forth revenue for the Americas region (U.S. dollars in millions):

	2012	2013	Change

Americas	$285.3	$370.1	30%

Revenue in the Americas increased 30% in 2013 compared to 2012, reflecting strong Sales Leader growth and continued interest in our ageLOC anti-aging products including the limited-time offer of our ageLOC TR90.  Year-over-year revenue growth in the region was positively impacted by strong growth in Canada and Latin America. In the United States, revenue was up 18% over 2012. We believe our inability to market our facial spa in the United States limited revenue growth in this market. In the third quarter of 2013, we received clearance from the United States Food and Drug Administration to market a facial spa device for over-the-counter use. We currently expect that the facial spa will become available for sale in the United States in the second half of 2014.  Revenue in the second half of 2013 for the region was positively impacted by the limited-time offer of ageLOC TR90.  In the second half of 2012, we introduced our new ageLOC Tru Face Essence Ultra through a limited-time offer in connection with the Americas regional convention. Sales Leaders and Actives in the region increased 30% and 18% in 2013, compared to the prior-year period.

EMEA.  The following table sets forth revenue for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2012	2013	Change

EMEA	$182.4	$195.0	7%

Foreign currency exchange rate fluctuations positively impacted revenue in the EMEA region by 3% in 2013 compared to the prior year. Local currency revenue growth of 4% in EMEA during 2013 reflects continued interest in our strong product portfolio, including our ageLOC products. We introduced ageLOC TR90 in the majority of our markets in the EMEA region through limited-time-offers in the second half of 2013. Our Sales Leaders in EMEA decreased by 1% and our Actives increased by 3% when compared to 2012.

Gross profit

Gross profit as a percentage of revenue in 2013 increased to 84.1% compared to 83.4% in 2012.  This increase reflects strong gross margins on a consolidated basis for our ageLOC TR90 products. Similarly, revenue growth in Mainland China, where our gross margin on a consolidated basis benefits from our self-manufactured products, also continued to positively impact our gross profit as a percentage of revenue. Decreased utilization of our manufacturing operations in Mainland China due to voluntary measures we have taken in Mainland China could have a small negative impact on our gross profit as a percentage of revenue.

Selling expenses

Selling expenses as a percentage of revenue increased to 46.5% in 2013 compared to 43.7% in 2012. This increase was largely due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives in connection with our limited-time offers in the second half of 2013. Because the salaries of our sales employees in Mainland China are adjusted on a quarterly basis, we currently expect that the negative revenue impact of voluntary measures we have taken in Mainland China will increase our selling expenses as a percentage of revenue in the near to intermediate term.

General and administrative expenses

Although our general and administrative expenses increased by $134.6 million, compared to the prior-year, as we grew our operations to support the growth of our business, general and administrative expenses as a percentage of revenue decreased to 20.2% in 2013 from 23.7% in 2012. This improvement was due to our significant revenue growth, particularly from the large amount of limited-time-offer sales of ageLOC TR90. We currently anticipate that the negative revenue impact of voluntary measures we have taken in Mainland China will increase our general and administrative expenses as a percentage of revenue in 2014.

Other income (expense), net

Other income (expense), net was $2.8 million of income in 2013 compared to $4.4 million of income in 2012.  The decrease in income was due primarily to the impact of changes in foreign currency exchange rates.  Because it is impossible to predict foreign currency fluctuations, we cannot estimate the degree to which our other income (expense) will be impacted in the future.

Provision for income taxes

Provision for income taxes increased to $192.1 million in 2013 from $123.6 million in 2012. The effective tax rate decreased to 34.5% in 2013 from 35.8% of pre-tax income in 2012. The decrease in our effective tax rate is primarily due to a portion of our non-U.S. earnings being indefinitely reinvested outside the U.S. in connection with the build-out of our regional headquarters and other infrastructure in Mainland China. We anticipate our tax rate will be approximately 34.0% to 35.5% in 2014.

Net income

As a result of the foregoing factors, net income in 2013 increased to $364.9 million, compared to $221.6 million in 2012.

2012 Compared to 2011

Overview

Revenue in 2012 increased 24% to $2.1 billion from $1.7 billion in 2011.  Our revenue growth in 2012 was driven by sustained interest in our product portfolio, including our ageLOC anti-aging products, as well as growth in our Sales Leaders and Actives. Limited-time offers of ageLOC R2 and ageLOC Body Spa and related products in connection with a series of regional events generated approximately $116 million in our Greater China region and approximately $68 million in our South Asia/Pacific region during the second and third quarters of 2012. Foreign currency exchange fluctuations had a 1% negative impact on revenue in 2012 compared to 2011. Globally, our Sales Leaders and Actives grew 24% and 11%, respectively, compared to the prior-year period.

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

Revenue

Greater China.  The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2011	2012	Change

Mainland China	$148.4	$256.8	73%
Hong Kong	77.5	159.3	106%
Taiwan	107.7	134.6	25%
Greater China total	$333.6	$550.7	65%

Foreign currency exchange rate fluctuations positively impacted revenue in the Greater China region by 2% in 2012.

Strong revenue and sales force growth in the Greater China region, including significant growth in Mainland China, was driven by continued interest in our business opportunity and our strong product portfolio, including our ageLOC products. The region was positively impacted by very successful sales initiatives and excitement surrounding a regional limited-time offer of our ageLOC R2 and our ageLOC Galvanic Body Spa and related products in connection with our Greater China regional convention. This regional limited-time offer generated approximately $116 million in revenue in the second and third quarters of 2012.

Local currency revenue in Mainland China, Hong Kong and Taiwan were up 69%, 105% and 26%, respectively, in 2012 compared to 2011. Hong Kong benefited from the limited-time offer of our new ageLOC R2 and our ageLOC Galvanic Body Spa and related products at our regional convention in Hong Kong, as we recorded the convention sales in Hong Kong. Mainland China reported an 88% and 79% increase in Actives and Sales Leaders, respectively, compared to the prior-year period. Sales Leaders and Actives in Taiwan increased 15% compared to the prior-year period.  Sales Leaders and Actives in Hong Kong were up 43% and 19%, respectively, compared to 2011.

North Asia.  The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2011	2012	Change

Japan	$464.9	$489.3	5%
South Korea	276.9	296.0	7%
North Asia total	$741.8	$785.3	6%

Foreign currency fluctuations negatively impacted revenue by approximately 1% in this region compared to the prior-year period.

Local currency revenue in Japan increased 6% in 2012, compared to 2011.  This growth was driven in part by regional limited-time offers of ageLOC R2 and ageLOC Galvanic Body Spa and related products in 2012. Actives in Japan decreased 4%, while Sales Leaders increased 6%, compared to the prior year. The direct selling environment in Japan was difficult due to a general decline of the direct selling industry and regulatory and media scrutiny. As a result of this scrutiny, we focused on distributor compliance and were also cautious in both our corporate and our distributor's marketing activities.

Local currency growth of 8% in South Korea in 2012, compared to the prior year, reflected continued growth in Actives and Sales Leaders, interest generated by our ageLOC products and alignment with our product launch process. We introduced our ageLOC R2 and ageLOC Galvanic Body Spa and related products in South Korea through regional limited-time offers in 2012. We believe that minor adjustments to the commissionable value of our products in South Korea, which we made to comply with local regulatory requirements, had a negative impact on our growth in this market. Our Sales Leaders and Actives in South Korea increased 24% and 13%, respectively, compared to the prior year.

South Asia/Pacific.  The following table sets forth revenue for the South Asia/Pacific region (U.S. dollars in millions):

	2011	2012	Change

South Asia/Pacific	$235.0	$328.6	40%

Foreign currency exchange rate fluctuations negatively impacted revenue in South Asia/Pacific by 2% in 2012 compared to the prior year. Revenue growth in this region reflected continued interest in our strong product portfolio, including our TRA weight management and ageLOC products. We introduced our ageLOC R2 and our ageLOC Galvanic Body Spa and related products through a limited-time offer in connection with the South Asia/Pacific regional convention in the first half of 2012. This regional limited-time offer generated approximately $68 million in revenue in the second and third quarters of 2012. We began operations in Vietnam in the third quarter of 2012. Following strong growth in this region over the past several years, including significant growth related to limited-time offers, we experienced some softness in this region in the fourth quarter, with sales down 3% compared to the same prior-year period. Sales Leaders and Actives in the region decreased 11% and 1% compared to the prior year.

Americas.  The following table sets forth revenue for the Americas region (U.S. dollars in millions):

	2011	2012	Change

Americas	$248.2	$285.3	15%

Revenue in the Americas increased 15% in 2012 compared to 2011, reflecting strong Sales Leader growth and continued interest in our ageLOC anti-aging products. We introduced our new ageLOC Tru Face Essence Ultra through a limited-time offer in connection with the Americas regional convention in the second half of 2012. The year-over-year revenue comparison was negatively impacted by global convention sales in 2011 of approximately $13 million to our sales force from outside the region. Excluding these sales, revenue would have increased 21%. Sales Leaders in the region increased 19% in 2012 and Actives decreased 1%, compared to the prior-year period.

EMEA.  The following table sets forth revenue for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2011	2012	Change

EMEA	$161.0	$182.4	13%

Foreign currency exchange rate fluctuations negatively impacted revenue in EMEA by 9% in 2012 compared to the prior year. Local currency revenue growth of 23% in EMEA during 2012 reflected robust  growth in Sales Leaders and Actives and continued interest in our strong product portfolio, including our ageLOC products. We introduced our ageLOC Galvanic Body Spa and related products in the first half of 2012 and ageLOC R2 in the second half of 2012 in the majority of our markets in the EMEA region through limited-time-offers. Our Sales Leaders and Actives in EMEA increased by 21% and 9% compared to 2011.

Gross profit

Gross profit as a percentage of revenue in 2012 increased to 83.4% compared to 81.2% in 2011.  In March 2011, the Tokyo District Court upheld a disputed $32.8 million customs assessment on certain of our products imported into Japan. As a result of this decision, we recorded an expense within cost of sales for the full amount of the disputed assessments in the first quarter of 2011. Excluding this $32.8 million non-cash charge, gross profit as a percentage of revenue for 2011 was 83.1%. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below.

Selling expenses

Selling expenses as a percentage of revenue increased to 43.7% in 2012 compared to 42.3% in 2011. This increase reflects a higher commission percentage associated with Sales Leaders achieving larger monthly volumes during our limited-time-offers and sales network growth resulting in a higher number of Sales Leaders achieving sales incentive trips, and expenses associated with achievement of special incentive targets in Greater China and South Asia.

General and administrative expenses

Although our general and administrative expenses increased by $69.2 million, compared to the prior-year, as we grew our operations to support the growth of our business, general and administrative expenses as a percentage of revenue decreased to 23.7% in 2012 from 25.3% in 2011. This decrease was due primarily to our revenue growing at a faster rate than our general and administrative expenses.

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

We typically generate positive cash flow from operations due to favorable margins.  We generated $530.2 million in cash from operations in 2013 compared to $311.0 million in 2012. This increase is primarily due to significant growth in revenue, particularly from large limited-time offers during the second half of 2013, combined with an increase in accrued expenses.

As of December 31, 2013, working capital was $341.5 million compared to $268.5 million as of December 31, 2012.  Cash and cash equivalents, including current investments, at December 31, 2013 were $547.1 million compared to $333.4 million at December 31, 2012. The increase in cash is attributed to the increase in cash flow from operations in 2013.

Capital expenditures in 2013 totaled $185.1 million, and we anticipate capital expenditures of approximately $180.0 million for 2014. The capital expenditures in 2014 will be primarily related to:

•	a new Greater China regional headquarters in Shanghai, China and continued development projects related to our recently constructed innovation center on our Provo campus;

•	expansion of manufacturing facilities in Mainland China;

•	the build-out and upgrade of leasehold improvements in our various markets, including retail stores and service centers in Mainland China; and

•	purchases of computer systems and software, including equipment and development costs.

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

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2013(1)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$17.1 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$11.4 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.4 billion yen ($4.1 million as of December 31, 2013)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.3 billion yen ($12.3 million as of December 31, 2013)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.2 billion yen ($11.8 million as of December 31, 2013)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen ($75.8 million as of December 31, 2013)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan:
U.S. dollar denominated:	$30.0 million	$0	N/A	N/A

Revolving credit facilities

2010	$35.0 million	$35.0 million	Variable 30 day: 0.670%	Revolving line of credit

2013(2)	$14.0 million	$14.0 million	Variable 30 day: 0.5933%	Revolving line of credit

(1)	The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $10.2 million of the balance of our Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $49.0 million of our revolving loans.

(2)	On September 5, 2013, we entered into a loan agreement with Bank of America, N.A. for a 364 day revolving line of credit with a commitment amount of $50.0 million. The interest rate is equal to 1 month LIBOR plus 42.5 basis points.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions.  The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the year ended December 31, 2013, we repurchased approximately 1.7 million shares of Class A common stock under this program for $140.9 million. In July 2013, our board of directors authorized a $400.0 million extension of our ongoing share repurchase authorization. At December 31, 2013, $394.5 million was available for repurchases under the stock repurchase program.

Our board of directors declared cash dividends on our Class A common stock of $0.30 per share during each quarter of 2013.  These quarterly cash dividends totaled approximately $70.5 million and were paid during 2013 to stockholders of record in 2013. The board of directors has approved an increased quarterly cash dividend of $0.345 per share of Class A common stock to be paid on March 26, 2014, to stockholders of record on March 14, 2014. Annually, this would increase the dividend to $1.38 from $1.20 in the prior year. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of December 31, 2013 and 2012, we held $525.2 million and $320.0 million, respectively, in cash and cash equivalents, including $493.9 million and $248.7 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, with the exception of approximately $34.0 million which is subject to currency exchange restrictions by the government of Venezuela. Currency exchange restrictions in Venezuela require approval from the government's currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends to the United States.

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period.  As of December 31, 2013, we had approximately $256 million in cash denominated in Chinese Yuan. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. In all but two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not permanently reinvested.

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

Contractual Obligations and Contingencies

 The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2013 (U.S. dollars in thousands):

	Total	2014		2015-2016		2017-2018		Thereafter

Long-term debt obligations	$181,676	$67,824		$40,011		$30,532		$43,309
Interest payable	12,599	4,807		4,445		1,914		1,433
Operating lease obligations	110,953	31,992		49,340		28,181		1,440
Purchase obligations	196,343	155,854		18,123		8,381		13,985
Other long-term liabilities reflected on the balance sheet	—	—	(1)	—	(1)	—	(1)	—	(1)
Total	$501,571	$260,477		$111,919		$69,008		$60,167

(1)	Other long term liabilities reflected on the balance sheet primarily consist of long-term tax related balances, in which the timing of the commitments is uncertain.

Contingent Liabilities

We are currently involved in a dispute with customs authorities in Japan related to additional customs assessments on several of our products made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was 4.2 billion Japanese yen as of December 31, 2013 (approximately $40.2 million), net of any recovery of consumption taxes. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. We anticipate that additional disputed duties will be limited going forward as we have entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer. We are now pursuing this matter in Tokyo District Court. This dispute is separate and distinct from the dispute related to customs assessments on certain of the Company's products imported into Japan during the period of October 2002 through July 2005.

Following a number of negative media stories published in January 2014 by the People's Daily in Mainland China, we received inquiries from various government regulators in Mainland China asking us to respond to a number of allegations relating to our business practices, products and business model.  In response to this media and regulatory scrutiny we have voluntarily taken a number of actions in Mainland China, including temporarily suspending our business promotional meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business promotional meetings and acceptance of applications has had a significant negative impact on the number of Sales Leaders and Actives, and our revenue in the short term will be negatively impacted by these voluntary actions. Any inability to resume normal business operations in the near term could have a more significant impact on our business. Our Audit Committee also commenced an internal review of our business practices in Mainland China, which is ongoing. Based upon the results of the internal review to date, we currently plan to focus our attention during the next several months on training our sales force and reinforcing or enhancing our existing sales and other policies in Mainland China. It is currently unclear what impact the adverse publicity and our voluntary actions will have on our business in this market in the longer term or whether these voluntary actions will be effective in addressing concerns of regulators in Mainland China. Regardless, it is likely that we will be fined and could potentially face some other form of sanctions from these regulators. These other sanctions could include a formal suspension of our ability to recruit new sales people and direct sellers, a temporary suspension of our ability to sell products in various markets or, in the most extreme cases, loss of existing licenses to operate in various jurisdictions in Mainland China. While any of these actions or outcomes could materially harm our business and financial condition, we have not accrued for any related costs as of December 31, 2013.

In addition, we are currently being sued in several purported class action lawsuits and a derivative claim relating to this recent negative media and regulatory scrutiny and the associated decline in our stock price.  These lawsuits, or others filed alleging similar facts, could result in monetary or other penalties that may affect our operating results and financial condition.

Please refer to Item 1A. "Risk Factors" and Item 3. "Legal Proceedings" for more information regarding these matters.

Seasonality and Cyclicality

In addition to general economic factors, we are impacted by seasonal factors and trends such as major cultural events and vacation patterns.  For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on that quarter.  We believe that direct selling in Japan, the United States and Europe is also generally negatively impacted during the third quarter, when many individuals, including our sales force, traditionally take vacations.

We have experienced rapid revenue growth in certain new markets following commencement of operations.  This initial rapid growth has often been followed by a short period of stable or declining revenue, then followed by renewed growth fueled by product introductions, an increase in the number of Actives and increased sales force productivity.  The contraction following initial rapid growth has been more pronounced in certain new markets, due to other factors such as business or economic conditions or sales force distractions outside the market.

Although our product launch process may vary by market, we generally introduce new products to our sales force and consumers in all markets where the products are registered, through limited-time offers. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons.

Actives and Sales Leaders

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

	As of December 31, 2011		As of December 31, 2012		As of December 31, 2013
	Actives	Sales Leaders	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	143,000	11,808	216,000	18,527	490,000	61,546
North Asia	338,000	15,293	349,000	17,395	409,000	19,816
South Asia/Pacific	99,000	5,619	98,000	4,988	120,000	7,992
Americas	166,000	5,356	164,000	6,352	193,000	8,274
EMEA	109,000	3,740	119,000	4,528	123,000	4,489
Total	855,000	41,816	946,000	51,790	1,335,000	102,117

Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown as revised (U.S. dollars in millions, except per share amounts):

	2012				2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$456.2	$577.2	$519.7	$579.2	$541.3	$671.3	$908.3	$1,055.8
Gross profit	380.4	481.6	433.0	484.1	451.3	560.0	768.5	891.1
Operating income	71.6	97.9	82.4	88.9	82.6	114.6	168.3	188.6
Net income	47.8	60.4	54.2	59.2	54.3	74.4	110.9	125.3
Net income per share:
Basic	0.77	0.98	0.90	1.01	0.93	1.27	1.89	2.13
Diluted	0.74	0.94	0.87	0.97	0.90	1.22	1.80	2.02

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company did not early adopt and does not anticipate the adoption of ASU 2013-11 to have a material impact to the consolidated financial position, results of operations or cash flows.

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States.  The local currency of each of our subsidiaries' primary markets is considered the functional currency.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Mainland China, Japan and  South Korea, any weakening of these currencies negatively impacts reported revenue and profits, whereas a strengthening of these currencies positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.

Foreign exchange risk is managed in certain jurisdictions through the use of foreign currency debt. Portions of our Japanese yen borrowings have been designated, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments are included in foreign currency translation adjustment within other comprehensive income. Included in the cumulative translation adjustment are $0.9 million of pretax net losses, $7.3 million of pretax net gains and $10.5 million of pretax net gains for the years ended December 31, 2011, 2012 and 2013, respectively from Japanese yen borrowings.
Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  We held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.5 billion Japanese yen ($23.7 million as of December 31, 2013) and 12 million euros ($16.5 million as of December 31, 2013) to hedge forecasted foreign-currency-denominated intercompany transactions; and at December 31, 2012, we held approximately 1.9 billion Japanese yen ($21.9 million as of December 31, 2012) and no euros. Because of our foreign exchange contracts at December 31, 2013, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.
Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2012				2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Japan(1)	79.3	80.1	78.6	81.1	92.6	98.7	98.9	100.1
Taiwan.	29.7	29.6	29.9	29.1	29.5	29.9	29.9	29.6
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
South Korea	1,131.1	1,152.3	1,132.8	1,093.2	1,086.2	1,122.7	1,108.4	1,063.6
Malaysia	3.0	3.1	3.1	3.1	3.1	3.1	3.2	3.2
Thailand	30.9	31.3	31.4	30.7	29.8	29.9	31.5	31.8
Mainland China	6.3	6.3	6.4	6.3	6.2	6.2	6.1	6.1
Singapore	1.3	1.3	1.2	1.2	1.2	1.2	1.3	1.2
Canada	1.0	1.0	1.0	1.0	1.0	1.0	1.0	1.0
Philippines	43.0	42.7	41.8	41.2	40.7	41.9	43.7	43.6
Australia/New Zealand	0.9	1.0	1.0	1.0	1.0	1.0	1.1	1.1
Venezuela	4.35	4.35	4.35	4.35	5.7	6.3	6.3	6.3
Indonesia	9,087	9,292	9,491	9,491	9,679	9,793	10,589	11,559

(1)	As of January 31, 2014, the exchange rate of U.S. $1 into the Japanese yen was approximately 102.04.

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

The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expense for the years ended December 31, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2011	2012

Revenue as reported	$1,719,588	$2,132,257

Gross profit as reported	$1,396,964	$1,779,105
Japan customs expense	32,754	−
Gross profit excluding Japan customs expense	$1,429,718	$1,779,105

Gross profit as a percent of revenue as reported	81.2%	83.4%
Gross profit as a percent of revenue excluding Japan customs expense	83.1%

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

The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operation - Currency Risk and Exchange Rate Information" and Note 16 to the Consolidated Financial Statements.

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

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2012	2013
ASSETS
Current assets
Cash and cash equivalents	$320,025	$525,153
Current investments	13,378	21,974
Accounts receivable	36,850	68,652
Inventories, net	135,874	339,669
Prepaid expenses and other	82,476	162,886
	588,603	1,118,334

Property and equipment, net	229,787	396,042
Goodwill	112,446	112,446
Other intangible assets, net	92,518	83,168
Other assets	101,453	111,072
Total assets	$1,124,807	$1,821,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$47,882	$82,684
Accrued expenses	233,202	626,284
Current portion of long-term debt	39,019	67,824
	320,103	776,792

Long-term debt	154,963	113,852
Other liabilities	59,129	71,799
Total liabilities	534,195	962,443

Commitments and contingencies (Notes 9 and 19)

Stockholders' equity
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	317,293	397,383
Treasury stock, at cost – 32.2 and 31.6 million shares	(714,853)	(826,904)
Accumulated other comprehensive loss	(51,822)	(46,228)
Retained earnings	1,039,903	1,334,277
	590,612	858,619
Total liabilities and stockholders' equity	$1,124,807	$1,821,062

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2011		2012		2013

Revenue		$1,719,588		$2,132,257		$3,176,718
Cost of sales		322,624		353,152		505,806

Gross profit		1,396,964		1,779,105		2,670,912

Operating expenses:
Selling expenses		727,045		932,812		1,476,772
General and administrative expenses		436,177		505,449		640,028

Total operating expenses		1,163,222		1,438,261		2,116,800

Operating income		233,742		340,844		554,112
Other income (expense), net (Note 22)		(6,973)		4,398		2,828

Income before provision for income taxes		226,769		345,242		556,940
Provision for income taxes		73,439		123,597		192,052

Net income		$153,330		$221,645		$364,888

Net income per share:
Basic	$	$ 2.47	$	$ 3.66	$	$ 6.23
Diluted	$	$ 2.38	$	$ 3.52	$	$ 5.94

Weighted-average common shares outstanding (000s):
Basic		62,066		60,600		58,606
Diluted		64,546		63,025		61,448

The accompanying notes are an integral part of these consolidated financial statements.

  NU SKIN ENTERPRISES, INC.
  Consolidated Statements of Comprehensive Income
  (U.S. dollars in thousands)

	Year Ended December 31,
	2011	2012	2013

Net income	$153,330	$221,645	$364,888

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2,985)	7,843	6,251
Net unrealized gains/(losses) on foreign currency cash flow hedges	(1,954)	3,299	2,650
Less: Reclassification adjustment for realized losses/(gains) in current earnings	913	(399)	(3,307)
	(4,026)	10,743	5,594

Comprehensive income	$149,304	$232,388	$370,482

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders' Equity
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2011	$91	$256,505	$(476,748)	$(58,539)	$749,940	$471,249

Net income	—	—	—	—	153,330	153,330
Other comprehensive income, net of tax	—	—	—	(4,026)	—	(4,026)
Repurchase of Class A common stock (Note 10)	—	—	(67,149)	—	—	(67,149)
Exercise of employee stock options (2.1 million shares)/vesting of stock awards	—	7,978	21,735	—	—	29,713
Excess tax benefit from equity awards	—	12,657	—	—	—	12,657
Stock-based compensation	—	15,100	—	—	—	15,100
Cash dividends	—	—	—	—	(36,638)	(36,638)
Balance at December 31, 2011	91	292,240	(522,162)	(62,565)	866,632	574,236

Net income	—	—	—	—	221,645	221,645
Other comprehensive income, net of tax	—	—	—	10,743	—	10,743
Repurchase of Class A common stock (Note 10)	—	—	(201,471)	—	—	(201,471)
Exercise of employee stock options (0.8 million shares)/vesting of stock awards	—	(4,214)	8,780	—	—	4,566
Excess tax benefit from equity awards	—	7,909	—	—	—	7,909
Stock-based compensation	—	21,358	—	—	—	21,358
Cash dividends	—	—	—	—	(48,374)	(48,374)
Balance at December 31, 2012	91	317,293	(714,853)	(51,822)	1,039,903	590,612

Net income	—	—	—	—	364,888	364,888
Other comprehensive income, net of tax	—	—	—	5,594	—	5,594
Repurchase of Class A common stock (Note 10)	—	—	(140,865)	—	—	(140,865)
Exercise of employee stock options (2.2 million shares)/vesting of stock awards	—	5,556	28,814	—	—	34,370
Excess tax benefit from equity awards	—	41,914	—	—	—	41,914
Stock-based compensation	—	32,620	—	—	—	32,620
Cash dividends	—	—	—	—	(70,514)	(70,514)
Balance at December 31, 2013	$91	$397,383	$(826,904)	$(46,228)	$1,334,277	$858,619

The accompanying notes are an integral part of these consolidated finacial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income	$153,330	$221,645	$364,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,850	33,412	34,923
Japan customs expense	32,754	-	-
Foreign currency (gains)/losses	4,162	(3,874)	(1,077)
Stock-based compensation	15,450	21,358	32,620
Deferred taxes	108	4,692	(41,748)
Changes in operating assets and liabilities:
Accounts receivable	(5,890)	(7,884)	(34,304)
Inventories, net	2,415	(22,605)	(207,436)
Prepaid expenses and other	(4,690)	(2,358)	(23,317)
Other assets	(16,809)	(11,579)	(22,619)
Accounts payable	6,077	15,831	32,643
Accrued expenses	1,624	62,056	389,093
Other liabilities	2,934	282	6,510

Net cash provided by operating activities	224,315	310,976	530,176

Cash flows from investing activities:
Purchase of property and equipment	(41,809)	(96,645)	(185,103)
Proceeds on investment sales	6,634	20,086	13,075
Purchases of investments	(24,361)	(15,737)	(21,671)
Acquisitions (Note 23)	(11,663)	(12,562)	-

Net cash used in investing activities	(71,199)	(104,858)	(193,699)

Cash flows from financing activities:
Payment of cash dividends	(36,638)	(48,374)	(70,514)
Repurchase of shares of common stock	(67,149)	(201,471)	(140,865)
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	29,713	4,565	34,370
Income tax benefit of equity awards	12,059	7,750	45,187
Payments on long-term debt	(28,001)	(28,279)	(37,903)
Related party payment	(16,995)	-	-
Proceeds from long-term debt	-	101,922	49,000

Net cash used in financing activities	(107,011)	(163,887)	(120,725)

Effect of exchange rate changes on cash	(3,468)	4,820	(10,624)

Net increase in cash and cash equivalents	42,637	47,051	205,128

Cash and cash equivalents, beginning of period	230,337	272,974	320,025

Cash and cash equivalents, end of period	$272,974	$320,025	$525,153

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.            The Company

Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. Over the last five years, the Company has introduced new Pharmanex nutritional supplements and Nu Skin personal care products under its ageLOC anti-aging brand. The Company reports revenue from five geographic regions:  Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; North Asia, which consists of Japan and South Korea; South Asia/Pacific, which consists of Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; Americas, which consists of the United States, Canada and Latin America; and EMEA, which consists of several markets in Europe as well as Israel, Russia and South Africa (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries").

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

Revisions

Certain amounts applicable to the prior periods have been revised to correct certain classification errors in prior years.  Specifically, the presentation of the Company's consolidated balance sheets for the year ended December 31, 2012, was revised to decrease short-term deferred tax assets by $10.8 million, long-term deferred tax assets by $17.3 million and long-term deferred tax liabilities by $28.1 million. The revision had no effect on the results of operations (net or comprehensive income), financial condition (stockholders' equity), or cash flows in any period presented or in any previously issued financial statements.

Additionally, the presentation of the Company's consolidated statements of income for the years ended December 31, 2011 and 2012, was revised to reduce selling expense and revenue by $24.4 million and $37.4 million related to an error in the classification of selling rebates. The revision had no effect on the operating income, net income or comprehensive income, the consolidated balance sheet or cash flows in any period presented or in any previously issued financial statements.

These revisions were not considered to be material, individually or in the aggregate, to the previously issued financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Cash and cash equivalents

Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method.  The Company had adjustments to its inventory carry value totaling $5.5 million and $5.9 million as of December 31, 2012 and 2013, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2012	2013

Raw materials	$32,332	$117,982
Finished goods	103,542	221,687
	$135,874	$339,669

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings	39 years
Furniture and fixtures	5 - 7 years
Computers and equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Scanners	3 years
Vehicles	3 - 5 years

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

Goodwill and other intangible assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are assessed for impairment annually. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Guidance under Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, requires an entity to test goodwill for impairment on at least an annual basis.  Beginning in 2011, the Company had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. The Company used the quantitative assessment for all periods presented.  Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives using the straight-line method and reviewed for impairment whenever events or circumstances warrant such a review.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

 No impairment charges were recorded for goodwill or intangibles during the periods presented.

Revenue recognition

Revenue is recognized when products are shipped, which is when title and risk of loss pass to the purchaser of the products. A reserve for product returns is accrued based on historical experience totaling $6.2 million and $11.0 million as of December 31, 2012 and 2013, respectively. During the years ended December 31, 2011, 2012 and 2013, the Company recorded sales returns of $56.5 million, $56.1 million and $79.4 million, respectively. The Company generally requires cash or credit card payment at the point of sale.  Accounts receivable generally represents amounts due from credit card companies and are generally collected within a few days of the purchase. As such, the Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment of products and title passage to the purchaser  of the products are recorded as deferred revenue. The Company's sales compensation plans generally do not provide rebates or selling discounts for purchasing its products and services.  The Company classifies selling discounts and rebates, if any, as a reduction of revenue at the time the sale is recorded.

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

Advertising expenses

Advertising costs are expensed as incurred.  Advertising expense incurred for the years ended December 31, 2011, 2012 and 2013 totaled approximately $2.3 million, $5.1 million and $11.3 million, respectively.

Selling expenses

Selling expenses are the Company's most significant expense and are classified as operating expenses. Selling expenses include distributor commissions as well as wages, benefits, bonuses and other labor and unemployment expenses the Company pays to its sales force in Mainland China. In each of the Company's markets, except Mainland China, sales leaders can earn "multi-level" compensation under the Company's global sales compensation plan, including commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. The Company does not pay commissions on sales materials, which are sold to its sales force at or near cost.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Outside of Mainland China, the Company's distributors may make profits by purchasing the products from the Company at a discount and selling them to consumers with a mark-up. The Company does not account for nor pay additional commissions on these mark-ups received by distributors. In many markets, the Company also allows individuals who are not members of its sales force, referred to as "preferred customers," to buy products directly from the Company at a discount. The Company pays commissions on preferred customer purchases to the referring member of its sales force.

Research and development

Research and development costs are included in general and administrative expenses in the accompanying consolidated statements of income and are expensed as incurred and totaled $13.6 million, $14.9 million and $18.0 million in 2011, 2012 and 2013, respectively.

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

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2013, the Company entered into a closing agreement with the United States Internal Revenue Service (the "IRS") for all adjustments for the 2009 and 2010 tax years. As a result of entering into the closing agreement, the Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed except for 2011. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2008. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2014 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.  In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2007. Along with the IRS examination of 2011, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2011	2012	2013

Gross balance at January 1	$14,821	$7,387	$9,045
Decreases related to prior year tax positions	(7,138)	-	-
Increases related to current year tax positions	1,415	2,430	1,188
Settlements	(499)	-	(1,671)
Decreases due to lapse of statutes of limitations	(1,255)	(854)	(1,086)
Currency adjustments	43	82	8
Gross balance at December 31	$7,387	$9,045	$7,484

At December 31, 2013, the Company had $7.5 million in unrecognized tax benefits of which $2.1 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2012, the Company had $9.0 million in unrecognized tax benefits of which $3.8 million, if recognized, would affect the effective tax rate.  The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits, net of foreign currency adjustments, may decrease within the next 12 months by a range of approximately $2 to $3 million.

During each of the years ended December 31, 2011, 2012 and 2013, the Company recognized approximately ($0.8) million, $0.3 million and ($0.1) million, respectively in interest and penalties expenses/(benefits).  The Company had approximately $0.8 million, $1.1 million and $0.9 million of accrued interest and penalties related to uncertain tax positions at December 31, 2011, 2012 and 2013, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 10).

Foreign currency translation

A significant portion of the Company's business operations occur outside of the United States. The local currency of each of the Company's Subsidiaries is considered its functional currency, except for NSEAP in Singapore where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders' equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders' equity in the consolidated balance sheets and transaction gains and losses are included in other income and expense in the consolidated financial statements. Net of tax the accumulated other comprehensive income related to the foreign currency translation adjustments are $61.5 million, $54.7 million and $47.6 million at December 31, 2011, 2012 and 2013, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Classification of Venezuela as a Highly Inflationary Economy and Devaluation of Its Currency

Since January 1, 2010, Venezuela has been designated as a highly inflationary economy. Highly inflationary accounting requires all gains and losses resulting from the re-measurement of its financial statements to be determined using official rates.

Currency exchange restrictions enacted by the government of Venezuela require approval from the government's currency control agency organization in order for the Company's subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. The government of Venezuela enacted additional currency exchange restrictions, which effectively replaced the market rate with the System for Foreign Currency Denominated Securities ("SITME"), which is administered by the Venezuela Central Bank. Under SITME, entities domiciled in Venezuela can obtain U.S. dollar denominated securities in limited quantities each month through banking institutions approved by the government.

As of December 31, 2013, the Company had approximately $34.0 million of cash in Venezuela, which is subject to the currency exchange restrictions by the government of Venezuela.At this time, the Company is not able to reasonably estimate the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SITME rate. On February 12, 2013, the Venezuelan government announced the devaluation of the bolivar official rate to 6.3.

During 2011, 2012 and 2013, the Company's Venezuelan subsidiary's net sales revenue represented approximately 0.3%, 0.7% and 1.1% of consolidated net sales revenue, respectively.  The Company's Venezuelan subsidiary held total assets of $15.6 million and $38.8 million (which includes intercompany receivables denominated in U.S. dollars of $15.6 million and $37.9 million) at December 31, 2012 and 2013, respectively.

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments.  The Company's current investments as of December 31, 2013 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity.  The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2012 and 2013, the long-term debt fair value is $199.5 million and $188.3 million, respectively. The estimated fair value of the Company's debt is based on interest rates available for debt with similar terms and remaining maturities.  The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

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

Stock-based compensation

All share-based payments, including grants of stock options and restricted stock units, are required to be recognized in our financial statements based upon their respective grant date fair values. The Black-Scholes option pricing model is used to estimate the fair value of stock options. The determination of the fair value of stock options is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use historical volatility as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options.  The fair value of our restricted stock units is based on the closing market price of our stock on the date of grant less our expected dividend yield. We recognize stock-based compensation net of any estimated forfeitures over the requisite service period of the award.

The total compensation expense related to equity compensation plans was approximately $15.5 million, $21.4 million and $32.6 million for the years ended December 31, 2011, 2012 and 2013. For the years ended December 31, 2011, 2012 and 2013, all stock-based compensation expense was recorded within general and administrative expenses.

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

The Company manages foreign exchange risk in certain jurisdictions through the use of foreign currency debt. Portions of the Company's Japanese yen borrowings have been designated, and are effective, as economic hedges of the net investment in its foreign operations. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments are included in foreign currency translation adjustment within other comprehensive income. Included in the cumulative translation adjustment are $0.9 million of pretax net losses, $7.3 million of pretax net gains and $10.5 million of pretax net losses for the years ended December 31, 2011, 2012 and 2013, respectively from Japanese yen borrowings.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

Recent accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company did not early adopt and does not anticipate the adoption of ASU 2013-11 to have a material impact to the consolidated financial position, results of operations or cash flows.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

3.            Prepaid Expenses and Other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2012	2013

Deferred tax assets	$25,420	$75,979
Intercompany deferred charges	4,255	12,585
Prepaid income taxes	14,752	-
Prepaid inventory	6,586	41,350
Prepaid rent and insurance	4,428	6,576
Prepaid other taxes and duties	3,851	5,745
Forward contracts	2,968	1,939
Deposits	6,584	7,459
Other	13,632	11,253
	$82,476	$162,886

4.            Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2012	2013

Land	$30,411	$34,442
Buildings	38,723	156,734
Construction in progress	85,584	78,556
Furniture and fixtures	49,062	56,160
Computers and equipment	99,804	115,551
Leasehold improvements	49,027	87,635
Scanners	17,290	18,408
Vehicles	2,229	2,226
	372,130	549,712
Less: accumulated depreciation	(142,343)	(153,670)
	$229,787	$396,042

Depreciation of property and equipment totaled $25.7 million, $25.5 million and $27.1 million for the years ended December 31, 2011, 2012 and 2013.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.            Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2012	2013

Goodwill	$112,446	$112,446
Trademarks and trade names	24,599	24,599
	$137,045	$137,045

	December 31, 2012		December 31, 2013
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$46,482	$24,490	$46,482	$27,533	18 years
Developed technology	22,500	15,085	22,500	15,909	20 years
Distributor network	11,598	9,591	11,598	10,093	15 years
Trademarks	13,784	10,925	14,086	11,660	15 years
Other	55,416	21,770	53,540	24,442	8 years
	$149,780	$81,861	$148,206	$89,637	15 years

Amortization of finite-life intangible assets totaled $7.1 million, $7.9 million and $7.8 million for the years ended December 31, 2011, 2012 and 2013, respectively.  Annual estimated amortization expense is expected to approximate $7.0 million for each of the five succeeding fiscal years.

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

6.            Other Assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2012	2013

Deferred taxes	$9,002	$5,174
Deposits for noncancelable operating leases	15,189	24,406
Deposit for customs assessment (Note 19)	46,653	40,181
Cash surrender value for life insurance policies	18,605	23,172
Other	12,004	18,139
	$101,453	$111,072

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7.            Accrued Expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2012	2013

Accrued sales force commissions and other payments	$110,950	$330,870
Other taxes payable	23,558	109,829
Accrued payroll and payroll taxes	21,381	38,243
Accrued payable to vendors	6,717	42,447
Deferred revenue	4,608	13,596
Other accrued employee expenses	30,285	30,452
Other	35,703	60,847
	$233,202	$626,284

8.            Long-Term Debt

The Company currently has debt pursuant to various credit facilities and other borrowings.  The Company's book value for both the individual and consolidated debt included in the table below approximates fair value.  The estimated fair value of the Company's debt is based on interest rates available for debt with similar terms and remaining maturities.  The Company has classified these instruments as Level 2 in the fair value hierarchy.  The following tables summarize the Company's long-term debt arrangements as of December 31, 2013:

Facility or Arrangement(1)	Original Principal Amount	Balance as of December 31, 2012	Balance as of December 31, 2013(1)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$22.9 million	$17.1 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$14.3 million	$11.4 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.9 billion yen ($10.2 million as of December 31, 2012)	0.4 billion yen ($4.1 million as of December 31, 2013)	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.

	2.3 billion yen	1.6 billion yen ($18.7 million as of December 31, 2012)	1.3 billion yen ($12.3 million as of December 31, 2013)	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	1.6 billion yen ($17.9 million as of December 31, 2012)	1.2 billion yen ($11.8 million as of December 31, 2013)	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen ($92.0 million as of December 31, 2012)	8.0 billion yen ($75.8 million as of December 31, 2013)	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Committed loan:
U.S. dollar denominated:	$30.0 million	$18.0 million	$0	N/A	N/A

Revolving credit facilities

2010	$35.0 million	N/A	$35.0 million	Variable 30 day: 0.670%	Revolving line of credit

2013(2)	$14.0 million	N/A	$14.0 million	Variable 30 day: 0.5933%	Revolving line of credit

(1)	The current portion of the Company's long-term debt (i.e. becoming due in the next 12 months) includes $10.2 million of the balance of its Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on its U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $49.0 million of the Company's revolving loans.

(2)	On September 5, 2013, the Company entered into a loan agreement with Bank of America, N.A. for a 364 day revolving line of credit with a commitment amount of $50.0 million. The interest rate is equal to 1 month LIBOR plus 42.5 basis points.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Interest expense relating to debt totaled $4.8 million, $5.2 million and $3.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.

The notes and shelf facility contain other terms and conditions and affirmative and negative financial covenants customary for credit facilities of this type, including a requirement to maintain a minimum cash balance of $65.0 million.  As of December 31, 2013, the Company is in compliance with all financial covenants.

Maturities of all long-term debt at December 31, 2013, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2014	$67,824
2015	14,592
2016	25,419
2017	19,705
2018	10,827
Thereafter	43,309
Total	$181,676

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

9.            Lease Obligations

The Company leases office space and computer hardware under noncancelable long-term operating leases. Most leases include renewal options of at least three years.

Minimum future operating lease obligations at December 31, 2013 are as follows (U.S. dollars in thousands):

Year Ending December 31,

2014	$31,992
2015	28,183
2016	21,157
2017	15,303
2018	12,878
Thereafter	1,440
Total	$110,953

Rental expense for operating leases totaled $25.8 million, $27.7 million and $34.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.

10.             Capital Stock

The Company's authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share, and 100 million shares of Class B common stock, par value $.001 per share.  The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company's stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company's Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder.  All outstanding Class B shares have been converted to Class A shares.  As of December 31, 2012 and 2013, there were no preferred or Class B common shares outstanding.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2011	2012	2013

Basic weighted-average common shares outstanding	62,066	60,600	58,606
Effect of dilutive securities:
Stock awards and options	2,480	2,425	2,842
Diluted weighted-average common shares outstanding	64,546	63,025	61,448

For the years ended December 31, 2011, 2012 and 2013, other stock options totaling none, 0.1 million and 1.2 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Repurchases of common stock

The board of directors has approved a stock repurchase program authorizing the Company to repurchase the Company's outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from the Company's equity incentive plans and for strategic initiatives. During the years ended December 31, 2011, 2012 and 2013, the Company repurchased approximately 1.9 million, 4.6 million and 1.7 million shares of Class A common stock for an aggregate price of approximately $67.1 million, $201.5 million and $140.9 million, respectively. In May 2012 and July 2013, the Company's board of directors authorized an increase of $250.0 million and $400.0 million, respectively, in the amount available under the Company's ongoing stock repurchase program. At December 31, 2013, $394.5 million was available for repurchases under the stock repurchase program.

11.            Stock–Based Compensation

At December 31, 2013, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

In April 2010, the Company's Board of Directors approved the Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (the "2010 Omnibus Incentive Plan"). This plan was approved by the Company's stockholders at the Company's 2010 Annual Meeting of Stockholders held in May of 2010. The 2010 Omnibus Incentive Plan provides for granting of a variety of equity based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share based awards, performance cash, performance shares and performance units to executives, other employees, independent consultants and directors of the Company and its subsidiaries. Options granted under the 2010 Omnibus Incentive Plan are generally non-qualified stock options, but the 2010 Omnibus Incentive Plan permits some stock options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company's common stock on the stock option grant date.  The contractual term of a stock option granted under the 2010 Omnibus Incentive Plan is seven years.  Currently, all shares issued upon the exercise of stock options are from the Company's treasury shares.  Subject to certain adjustments, 7.0 million shares were authorized for issuance under the 2010 Omnibus Incentive Plan. On June 3, 2013, the Company's stockholders approved an Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 3.2 million shares.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In November 2010, the compensation committee of the board of directors approved the grant of performance stock options to certain key employees under the 2010 Omnibus Incentive Plan. Vesting for the options is performance based, with the options vesting in three installments if the Company's earnings per share equal or exceed the three established performance levels, measured in terms of diluted earnings per share. One third of the options will vest upon earnings per share meeting or exceeding the first performance level, one third of the options will vest upon earnings per share meeting or exceeding the second performance level and one third of the options will vest upon earnings per share meeting or exceeding the third performance level. During the second quarter of 2012, first quarter of 2013 and third quarter of 2013 the first, second and third performance levels were fully achieved.

In July 2013, the compensation committee of the board of directors approved the grant of performance stock options to certain key employees under the Amended and Restated 2010 Omnibus Incentive Plan. Vesting for the options is performance based, with the options vesting in four installments if the Company's earnings per share equal or exceed the four established performance levels, measured in terms of diluted earnings per share. One fourth of the options will vest upon earnings per share meeting or exceeding the first performance level, one fourth of the options will vest upon earnings per share meeting or exceeding the second performance level, one fourth of the options will vest upon earnings per share meeting or exceeding the third performance level and one fourth of the options will vest upon earnings per share meeting or exceeding the fourth performance level. The unvested options will terminate upon the Company's failure to meet certain performance thresholds for each of years 2013 through 2019.  In addition, all unvested options will terminate on March 30, 2020. The Company records an expense each period for the estimated amount of expense associated with the Company's projected achievement of the performance based targets.

The Company has also issued other performance based awards to a limited number of participants that similarly vest, or become eligible for vesting, upon achievement of various performance targets.

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2011	2012	2013

Weighted average grant date fair value of grants	$9.98	$13.31	$22.10
Risk-free interest rate(1)	1.8%	0.8%	1.4%
Dividend yield(2)	2.6%	2.7%	3.1%
Expected volatility(3)	38.4%	46.8%	41.7%
Expected life in months(4)	63 months	58 months	62 months

(1)	The risk-free interest rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.

(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.
(3)	Expected volatility is based on the historical volatility of the Company's stock price, over a period similar to the expected life of the option.

(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Options under the plans as of December 31, 2013 and changes during the year ended December 31, 2013 were as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options activity – service based
Outstanding at December 31, 2012	3,235.2	$18.55
Granted	172.5	94.53
Exercised	(1,244.0)	16.16
Forfeited/cancelled/expired	(3.9)	13.45
Outstanding at December 31, 2013	2,159.8	26.01	2.82	$242,347
Exercisable at December 31, 2013	1,763.0	17.55	2.17	212,740

Options activity – performance based
Outstanding at December 31, 2012	2,727.0	$28.06
Granted	2,605.5	77.51
Exercised	(794.4)	25.10
Forfeited/cancelled/expired	(55.0)	33.89
Outstanding at December 31, 2013	4,483.1	57.25	5.26	$362,975
Exercisable at December 31, 2013	1,826.7	28.72	3.47	200,034

Options activity – all options
Outstanding at December 31, 2012	5,962.2	$22.90
Granted	2,778.0	78.57
Exercised	(2,038.4)	19.65
Forfeited/cancelled/expired	(58.9)	32.54
Outstanding at December 31, 2013	6,642.9	47.10	4.47	$605,322
Exercisable at December 31, 2013	3,589.7	23.23	2.83	412,774

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount varies based on the fair market value of the Company's stock. The total fair value of options vested and expensed was $13.2 million, net of tax, for the year ended December 31, 2013.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2011, 2012 and 2013, were as follows (in millions):

	December 31,
	2011	2012	2013

Cash proceeds from stock options exercised	$29.7	$8.0	$37.9
Tax benefit realized for stock options exercised	17.4	6.3	41.9
Intrinsic value of stock options exercised	61.6	10.6	241.7

Nonvested restricted stock awards as of December 31, 2013 and changes during the year ended December 31, 2013 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value

Nonvested at December 31, 2012	729.0	$39.68

Granted	315.8	41.59
Vested	(305.4)	34.88
Forfeited	(9.8)	42.10

Nonvested at December 31, 2013	729.6	42.48

As of December 31, 2013, there was $16.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2013, there was $58.4 million of unrecognized stock-based compensation expense related to nonvested stock option awards.  That cost is expected to be recognized over a weighted-average period of 4.0 years.

12.            Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2013 (U.S. dollars in thousands):

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$76,006	$-	$-	$76,006
Forward contracts	-	2,969	-	2,969
Insurance company contracts	-	-	18,605	18,605
Total	$76,006	$2,969	$18,605	$97,580

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$61,136	$-	$-	$61,136
Forward contracts	-	1,939	-	1,939
Insurance company contracts	-	-	23,172	23,172
Total	$61,136	$1,939	$23,172	$86,247

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1.Current investments include $22.0 million that is restricted for the Company's voluntary participation in a consumer protection cooperative in South Korea.

Forward contracts:  To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and practical. These forward contracts are valued using standard valuation formulas with assumptions about foreign currency exchange rates derived from existing exchange rates.

Insurance Company Contracts: ASC 820 preserves practicability exceptions to fair value measurements provided by other applicable GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its insurance company contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust as disclosed in Note 15 "Executive Deferred Compensation Plan".

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Insurance Company Contracts	2012	2013

Beginning balance at January 1	$14,925	$$18,605
Actual return on plan assets:
Relating to assets still held at the reporting date	1,560	2,568
Purchases and issuances	2,970	3,408
Sales and settlements	(850)	(1,409)
Transfers into Level 3	-	-
Ending balance at December 31	$18,605	$23,172

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

13.            Income Taxes

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2011, 2012 and 2013 (U.S. dollars in thousands):

	2011	2012	2013

U.S.	$142,929	$259,309	$307,994
Foreign	83,840	85,933	248,946
Total	$226,769	$345,242	$556,940

The provision for current and deferred taxes for the years ended December 31, 2011, 2012 and 2013 consists of the following (U.S. dollars in thousands):

	2011	2012	2013
Current
Federal	$14,723	$70,727	$84,394
State	2,245	2,425	361
Foreign	56,973	45,851	148,310
	73,941	119,003	233,065
Deferred
Federal	17,756	12,918	(5,354)
State	582	656	551
Foreign	(18,840)	(8,980)	(36,210)
	(502)	4,594	(41,013)
Provision for income taxes	$73,439	$123,597	$192,052

The Company's foreign taxes paid are high relative to foreign operating income and the Company's U.S. taxes paid are low relative to U.S. operating income due largely to the flow of funds among the Company's Subsidiaries around the world.  As payments for services, management fees, license arrangements and royalties are made from the Company's foreign affiliates to its U.S. corporate headquarters, these payments often incur withholding and other forms of tax that are generally creditable for U.S. tax purposes.  Therefore, these payments lead to increased foreign effective tax rates and lower U.S. effective tax rates.  Variations occur in the Company's foreign and U.S. effective tax rates from year to year depending on several factors. These factors include the impact of global transfer prices, the timing and level of remittances from foreign affiliates, profits and losses in various markets, the valuation of deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2012	2013
Deferred tax assets:
Inventory differences	$3,490	$2,927
Foreign tax credit and other foreign benefits	42,128	120,534
Stock-based compensation	13,772	18,132
Accrued expenses not deductible until paid	45,003	88,465
Foreign currency exchange	10,947	13,734
Net operating losses	10,561	10,808
Capitalized research and development	10,535	6,202
Other	648	739
Gross deferred tax assets	137,084	261,541
Deferred tax liabilities:
Exchange gains and losses	7,504	9,924
Intangibles step-up	18,379	16,375
Amortization of intangibles	15,840	17,360
Foreign outside basis in controlled foreign corporation	32,592	76,470
Other	20,867	63,409
Gross deferred tax liabilities	95,182	183,538
Valuation allowance	(10,522)	(10,803)
Deferred taxes, net	$31,380	$67,200

At December 31, 2013, the Company had foreign operating loss carryforwards of approximately $49.4 million for tax purposes, which will be available to offset future taxable income.  If not used, $12.6 million of carryforwards will expire between 2014 and 2023, while $36.8 million do not expire. A valuation allowance has been placed on foreign operating loss carryforwards of approximately $41.6 million.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2012	2013

Net current deferred tax assets	$25,420	$75,979
Net noncurrent deferred tax assets	9,002	5,174
Total net deferred tax assets	34,422	81,153

Net current deferred tax liabilities	2	1
Net noncurrent deferred tax liabilities	3,040	13,952
Total net deferred tax liabilities	3,042	13,953
Deferred taxes, net	$31,380	$67,200

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2011, 2012 and 2013 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2011	2012	2013

Income taxes at statutory rate	35.00%	35.00%	35.00%
Indefinitely invested earnings of non-U.S. subsidiaries	–	–	(.76)
Non-deductible expenses	.16	.12	.12
Extraterritorial income tax credit	(3.39)	–	–
Other	.62	.68	.12
	32.39%	35.80%	34.48%

The lower effective tax rate in 2013 compared to 2012 was primarily attributable to indefinitely invested earnings of non-U.S. Subsidiaries.

The cumulative amount of undistributed earnings of the Company's non-U.S. Subsidiaries held for indefinite reinvestment is approximately $50.0 million at December 31, 2013.  In the event that all non-U.S. undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $5.5 million.

14.            Employee Benefit Plan

The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2011, 2012, and 2013 the Company matched employees' base pay up to 4% each year.  The Company's matching contributions cliff vest after two years of service. The Company recorded compensation expense of $2.3 million, $2.4 million and $2.7 million for the years ended December 31, 2011, 2012 and 2013, respectively, related to its contributions to the plan. The Company may make an additional discretionary contributions to the plan of up to 10% of employees' base pay. The Company's discretionary contributions vest 20% per year for an employee's first five years of service.  For the years ended December 31, 2011 (the first year of this "retire ready" contribution) and 2012, the Company  made additional discretionary contributions of approximately $2.1 million and $3.5 million.  For the year ended December 31, 2013, the Company plans to make an additional discretionary contribution of approximately $6.1 million.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $8.4 million, $7.6 million and $6.2 million as of December 31, 2011, 2012 and 2013, respectively. Although Nu Skin Japan has not specifically funded this obligation, as it is not required to do so, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.9 million, $1.1 million and $0.8 million for the years ended December 31, 2011, 2012 and 2013, respectively.

15.            Executive Deferred Compensation Plan

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

The Company recorded compensation expense of $1.7 million, $1.2 million and $3.1 million for the years ended December 31, 2011, 2012 and 2013, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $22.1 million and $28.5 million for the years ended December 31, 2012 and 2013, respectively, related to its contributions to the plan and is included in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a "rabbi trust" for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company's consolidated balance sheet of $18.6 million and $23.2 million for the years ended December 31, 2012 and 2013, respectively.

16.            Derivative Financial Instruments

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 2.5 billion Japanese yen and 12 million euros ($23.7 million and $16.5 million, respectively) as of December 31, 2013 and 1.9 billion Japanese yen ($21.9 million) and no euros as of December 31, 2012 to hedge forecasted foreign-currency-denominated intercompany transactions.

The contracts held at December 31, 2013 have maturities through December 2014, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months.  The pre-tax net losses/gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive income to revenue were $1.4 million of pre-tax net losses, $0.5 million of pre-tax net gains, and $5.1 million of pre-tax net gains for the years ended December 31, 2011, 2012 and 2013, respectively. The corresponding tax effects of these transactions were recorded in provision for income tax expense.  As of December 31, 2012 and 2013, there were $1.9 million and $1.3 million of unrealized gains included in accumulated other comprehensive income related to foreign currency cash flow hedges.  The remaining $53.7 million and $47.5 million as of December 31, 2012 and 2013, respectively, in accumulated other comprehensive income are related to cumulative translation adjustments.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

17.            Supplemental Cash Flow Information

Cash paid for interest totaled $5.2 million, $5.1 million and $4.8 million for the years ended December 31, 2011, 2012 and 2013, respectively. Cash paid for income taxes totaled $75.6 million, $95.2 million and $130.1 million for the years ended December 31, 2011, 2012 and 2013, respectively. There was a non-cash item for the year ended December 31, 2012 of $7.0 million in deferred tax liabilities and intangibles in conjunction with the NOX Technologies, Inc. acquisition. For the years ended December 31, 2012 and 2013, there were non-cash additions of fixed assets of $5.5 million and $9.2 million, respectively, associated with the construction of the Company's worldwide headquarters.

18.            Segment Information

The Company operates in a single operating segment by selling products through a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China, the Company utilizes sales employees and contractual sales promoters, who sell products in similar fashion to our sales employees, but act as independent agents, to sell products through its retail stores and through its website, and independent direct sellers who can sell away from the Company's stores where the Company has obtained a direct sales license.  Selling expenses are the Company's largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its sales force in Mainland China. The Company manages its business primarily by managing its sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does report revenue in five geographic regions: Greater China, North Asia, South Asia/Pacific, Americas and EMEA.

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2011	2012	2013

Greater China	$333,569	$550,690	$1,363,182
North Asia	741,857	785,302	869,400
South Asia/Pacific	235,000	328,597	378,988
Americas	248,180	285,283	370,087
EMEA	160,982	182,385	195,061
Total	$1,719,588	$2,132,257	$3,176,718

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2011	2012	2013

Nu Skin	$950,639	$1,158,213	$1,641,618
Pharmanex	759,280	966,572	1,529,211
Other	9,669	7,472	5,889
Total	$1,719,588	$2,132,257	$3,176,718

Additional information as to the Company's operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2011	2012	2013

Mainland China	$148,388	$256,833	$1,005,395
South Korea	276,923	296,000	466,820
Japan	464,934	489,302	402,580
United States	208,246	227,872	268,232
Taiwan	107,716	134,592	199,161
Hong Kong	77,465	159,265	158,626
Malaysia	65,411	65,998	128,656

	December 31,
Long-lived assets:	2012	2013

Mainland China	$30,199	$82,726
South Korea	14,030	14,345
Japan	8,441	9,970
United States	163,137	273,388
Taiwan	1,945	1,928
Hong Kong	559	2,497
Malaysia	-	1,463

19.            Commitments and Contingencies

The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company's direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities.  Any assertions or determination that either the Company or the Company's sales force is not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company's operations.  In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations.  Although management believes that the Company is in compliance in all material respects with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company's financial position or results of operations or cash flows.  The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters.  Except as noted below, in the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

The Company is currently involved in a dispute related to customs assessments on several of the Company's products made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest.  Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was approximately 4.2 billion Japanese yen as of December 31, 2013 (approximately $40.2 million), net of any recovery of consumption taxes.  The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with the applicable Customs authorities, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal. The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently being required to post a bond or make a deposit to secure any additional duties that may be due and payable on these current imports.  Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be limited going forward as the Company has entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

Following a number of negative media stories published in January 2014 by the People's Daily in Mainland China, the Company received inquiries from various government regulators in Mainland China asking the Company to respond to a number of allegations relating to its business practices, products and business model.  In response to this media and regulatory scrutiny the Company has voluntarily taken a number of actions in Mainland China, including temporarily suspending its business promotional meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending its product refund and return policies. The adverse publicity and suspension of business promotional meetings and acceptance of applications has had a significant negative impact on the number of Sales Leaders and Actives, and the Company's revenue in the short term will be negatively impacted by these voluntary actions. Any inability to resume normal business operations in the near term could have a more significant impact on our business. The Company's Audit Committee also commenced an internal review of its business practices in Mainland China, which is ongoing. Based upon the results of the internal review to date, the Company currently plans to focus its attention during the next several months on training the Company's sales force and reinforcing or enhancing our existing sales and other policies in Mainland China. It is currently unclear what impact the adverse publicity and the Company's voluntary actions will have on its business in this market in the longer term or whether these voluntary actions will be effective in addressing concerns of regulators in Mainland China. Regardless, it is likely that the Company will be fined and could potentially face some other form of sanctions from these regulators. These other sanctions could include a formal suspension of the Company's ability to recruit new sales people and direct sellers, a temporary suspension of the Company's ability to sell products in various markets or, in the most extreme cases, loss of existing licenses to operate in various jurisdictions in Mainland China. While any of these actions or outcomes could materially harm the Company's business and financial condition, the Company has not accrued for any related costs as of December 31, 2013.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In addition, the Company is currently being sued in several purported class action lawsuits and a derivative claim relating to this recent negative media and regulatory scrutiny and the associated decline in the Company's stock price.  These lawsuits, or others filed alleging similar facts, could result in monetary or other penalties that may affect the Company's operating results and financial condition.

20.            Dividends per Share

Quarterly cash dividends for the years ended December 31, 2012 and 2013 totaled $48.4 million and $70.5 million or $0.20 per share in all quarters of 2012 and $0.30 for all quarters of 2013. The board of directors has declared a quarterly cash dividend of $0.345 per share for all classes of common stock to be paid on March 26, 2014 to stockholders of record on March 14, 2014.

21.            Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown as revised (U.S. dollars in millions, except per share amounts):

	2012				2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$456.2	$577.2	$519.7	$579.2	$541.3	$671.3	$908.3	$1,055.8
Gross profit	380.4	481.6	433.0	484.1	451.3	560.0	768.5	891.1
Operating income	71.6	97.9	82.4	88.9	82.6	114.6	168.3	188.6
Net income	47.8	60.4	54.2	59.2	54.3	74.4	110.9	125.3
Net income per share:
Basic	0.77	0.98	0.90	1.01	0.93	1.27	1.89	2.13
Diluted	0.74	0.94	0.87	0.97	0.90	1.22	1.80	2.02

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

22.            Other income (expense), net

Other income (expense), net was $7.0 million of expense in 2011, $4.4 million of income in 2012 and $2.8 million of income in 2013.  The Company recorded foreign currency transaction losses with respect to its intercompany receivables and payables with certain of its international affiliates, including markets that are newly opened or have remained in a loss position since inception. Generally, foreign currency transaction losses with these affiliates would be offset by gains related to the foreign currency transactions of the Company's yen-based bank debt. Other income (expense), net also includes approximately $4.8 million, $5.2 million and $3.0 million in interest expense during 2011, 2012 and 2013, respectively. The Company cannot estimate the degree to which its operations will be impacted in the future, but it remains subject to these currency risks. However, the majority of these transaction losses are non-cash, non-operating losses.

23.            Acquisitions

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 18, 2014

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

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2013, the effectiveness of our internal control over financial reporting.  This assessment was based on criteria established in the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.                          OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference to our Definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission for our 2014 Annual Meeting of Stockholders except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. "Business", of this Annual Report on Form 10-K, and is incorporated herein by reference.

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

3.4	Second Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

4.1	Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-90716)).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form S-1).

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

*10.3
First Amendment of the Amended and Restated Credit Agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of August 7, 2012.

10.4
Second Amendment of the Amended and Restated Credit Agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of February 5, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 3, 2013.)

*10.5
Third Amendment of the Amended and Restated Credit Agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of December 11, 2013.

10.6
Amended and Restated Note Purchase and Private Shelf Agreement (Multi-Currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 7, 2012).

*10.7
First Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement (Multi-Currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers, dated as of August 7, 2012.

*10.8
Second Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement (Multi-Currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers, dated as of December 5, 2013.

10.9
Series C Senior Notes Nos. C-1 and C-2 issued February 7, 2005 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed February 8, 2005).

10.10
Series D Senior Notes Nos. D-1, D-2, D-3 and D-4 issued October 3, 2006 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed October 10, 2006).

10.11
Series E Senior Notes Nos. E-1, E-2, E-3, E-4 and E-5 issued January 19, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 25, 2007).

10.12
Series EE Senior Note EE-1, issued January 8, 2008, by the Company to Prudential Insurance Company of America pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 99.2 to the Company's Current Report on 8-K filed January 14, 2008).

10.13
Series F Senior Notes Nos. F-1 and F-2 issued September 28, 2007 by the Company to Prudential Investment Management, Inc. and/or its affiliates pursuant to the Private Shelf Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.14
Series G Senior Notes Nos. G-1, G-2 and G-3, issued May 31, 2012, by the Company to The Prudential Insurance Company of America, Pruco Life Insurance Company and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 7, 2012).

10.15
Design and Construction Agreements effective March 10, 2011, between Nu Skin International, Inc. and each of Bolin Cywinski Jackson and Okland Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

#10.16
Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

#10.17
Amended and Restated Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

#10.18
Amendment to the Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

#10.19
Nu Skin Enterprises, Inc. Nonqualified Deferred Compensation Trust dated December 14, 2005 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 19, 2005).

#10.20
Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

#10.21
Amendment to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

#10.22	Form of Master Stock Option Agreement (1996 Plan) (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

#10.23	Form of Stock Option Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

#10.24	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2006).

#10.25	Amendment to the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

#10.26	Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

#10.27
Form of Master Stock Option Agreement (2006 Plan Performance Option (U.S.)) (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

#10.28	Form of Master Stock Option Agreement for Directors (2006 Plan) (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

#10.29	Form of Director Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

#10.30
Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

#10.31	Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2013).

#10.32	Form of 2010 Plan U.S. Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.33	Form of 2010 Plan U.S. Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.34
Form of 2010 Plan U.S. Performance Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

#10.35
Form of 2010 Plan U.S. Performance Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.36
Form of 2010 Plan Director Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

#10.37
Form of 2010 Plan Director Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

#10.38
Form of Amended & Restated 2010 Plan Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period filed on August 5, 2013).

#10.39
Form of Amended & Restated 2010 Plan Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period filed on August 5, 2013).

#10.40
Form of Amended & Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period filed on November 6, 2013).

#10.41	Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

#10.42
Joseph Y. Chang Employment Agreement dated November 9, 2009, between Mr. Chang and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

#10.43
Employment Agreement, effective as of August 1, 2012, between the Company and M. Truman Hunt (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 7, 2012).

#10.44
Form of Employment Agreement, with schedule of material differences, effective as of August 1, 2012, between the Company and Ritch N. Wood, Daniel R. Chard, D. Matthew Dorny and Scott E. Schwerdt (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 7, 2012).

#10.45	Form of Key Employee Covenants (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2014.

NU SKIN ENTERPRISES, INC.

By:	/s/ M. Truman Hunt
M. Truman Hunt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2014.

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