Form 10-K/A
period 2013-12-31
NU SKIN ENTERPRISES INC
filed 2014-04-30
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference.

None.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (the "Amendment") amends Nu Skin's (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission on March 18, 2014 (the "Original Filing").  We are refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement containing such information will not be filed within 120 days after the end of our fiscal year ended December 31, 2013.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.
Except as described above, no other changes have been made to the Original Filing.  This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.  The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III, Items 10 through 14 are true or complete as of any date subsequent to the Original Filing.

TABLE OF CONTENTS
PART III		-1-

Item 10.	Directors, Executive Officers and Corporate Governance	-1-

Item 11.	Executive Compensation	-5-

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	-35-

Item 13.	Certain Relationships and Related Transactions and Director Independence	-37-

Item 14.	Principal Accountant Fees and Services	-38-

PART IV	-39-

Item 15.	Exhibits and Financial Statement Schedules	-39-

SIGNATURES		-40-

EXHIBITS

-i-

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance
Directors and Executive Officers

The information for our executive officers is contained in Part I, Item 1 of our Original Filing.  Set forth below are the name, age as of April 1, 2014, and business experience of each of the eight nominees for election as our directors, listed in alphabetical order:
Nevin N. Andersen, 73, has served as a director of our company since 2008. Mr. Andersen is currently retired. Mr. Andersen previously served in various positions, including Senior Vice President and Chief Financial Officer, Vice President and Corporate Controller, and Director of Internal Audit, at Shaklee Corporation, a direct selling company, from 1979 to 2003, when he retired. He was asked to return to Shaklee Corporation for a period of time to serve as the Interim Chief Financial Officer and to help in the transition with a new Chief Financial Officer, which role he fulfilled from 2005 to 2008. Prior to initially working at Shaklee Corporation in 1979, he worked for Price Waterhouse & Co., and served as an officer in the U.S. Army Finance Corps. He received M.Acc and B.S. degrees from Brigham Young University.
Mr. Andersen is an experienced financial professional. His ten years as a CPA with Price Waterhouse provided him with valuable experience in the areas of audit, internal control and financial reporting, and his more than 25 years with Shaklee Corporation added to that knowledge and expertise by allowing him to focus on those issues directly related to the operations of a public company in the direct selling industry. Mr. Andersen's areas of expertise include corporate strategy, risk management, succession planning, executive compensation, shareholder communication and regulatory compliance.
Daniel W. Campbell, 59, has served as a director of our company since 1997 and currently serves as our lead independent director. Mr. Campbell has been a Managing General Partner of EsNet, Ltd., a privately held investment company, since 1994. He has served on the Utah State Board of Regents for Higher Education since 2010. From 1992 to 1994, Mr. Campbell was the Senior Vice President and Chief Financial Officer of WordPerfect Corporation, a software company, and prior to that was a partner of Price Waterhouse LLP. From 2003 to 2009, Mr. Campbell served as a director of The SCO Group, Inc., a provider of software solutions for businesses. He received a B.S. degree from Brigham Young University.
Mr. Campbell is a recognized business leader with expertise in the areas of finance, accounting, transactions, corporate governance and management. In addition, through his experience as a partner of an international accounting firm, and later as Chief Financial Officer of a large technology company, Mr. Campbell has developed deep insight into the management, operations, finances and governance of public companies.
M. Truman Hunt, 55, has served as our President and Chief Executive Officer and as a director of our company since 2003. Mr. Hunt joined our company in 1994 and has served in various positions, including Vice President and General Counsel from 1996 to 2003 and Executive Vice President from 2001 until 2003. Mr. Hunt is also a trustee of the Nu Skin Force for Good Foundation. He received a B.S. degree from Brigham Young University and a J.D. degree from the University of Utah.
As our President and Chief Executive Officer for the past 11 years, Mr. Hunt has developed a deep understanding of our business globally. Mr. Hunt's leadership has been integral to the success of several of our key initiatives in recent years. Mr. Hunt is also recognized as a leader in the direct selling industry and has served in a variety of industry trade association leadership roles, including his current service as Vice-Chairman of the United States Direct Selling Association and his previous service as Chairman of the World Federation of Direct Selling Associations from 2005 to 2008.

Andrew D. Lipman, 62, has served as a director of our company since 1999. Mr. Lipman is a partner and head of the Telecommunications, Media and Technology Group of Bingham McCutchen LLP, an international law firm. He previously held a similar position from 1988 with Swidler Berlin, LLP, which merged with Bingham McCutchen in 2006. From to 2007 to 2013, Mr. Lipman served as a member of the board of directors of Sutron Corporation, a provider of hydrological and meteorological monitoring products. From 2000 to 2014, Mr. Lipman served as a member of the board of directors of The Management Network Group, Inc., a telecommunications related consulting firm. He received a B.A. degree from the University of Rochester and a J.D. degree from Stanford Law School.
Mr. Lipman is a highly experienced senior lawyer and business advisor with over 35 years of experience dealing with international regulatory, technology and marketing issues in multiple countries. In addition, he has extensive experience in corporate governance and related legal and transactional issues. Mr. Lipman has worked closely with dozens of public companies, including service on the boards of a variety of companies in several industries. His experience also includes managing and implementing strategic initiatives and launching new products and markets globally in competitive industries.
Steven J. Lund, 60, has served as the Chairman of the Board since May 2012. Mr. Lund previously served as Vice Chairman of the Board from 2006 to May 2012. Mr. Lund served as President, Chief Executive Officer, and a director of our company from 1996, when our company went public, until 2003, when he took a three-year leave of absence. Mr. Lund was a founding stockholder of our company. Mr. Lund is a trustee of the Force for Good Foundation, a charitable organization that was established in 1996 by our company to help encourage and drive the philanthropic efforts of our company, its employees, its sales force and its customers to enrich the lives of others. Mr. Lund worked as an attorney in private practice prior to joining our company as Vice President and General Counsel. He received a B.A. degree from Brigham Young University and a J.D. degree from Brigham Young University's J. Reuben Clark Law School.
Mr. Lund brings to the Board over 25 years of company and industry knowledge and experience as a senior executive, including service as our General Counsel, Executive Vice President, and President and Chief Executive Officer. He has played an integral role in managing our growth from start-up through his term as President and Chief Executive Officer from 1996 to 2003. Mr. Lund also served on the executive board of the Direct Selling Association. A respected business and community leader, he currently serves on the board of trustees of Utah Valley University.
Patricia A. Negrón, 47, has served as a director of our company since 2005. Since 2001, Ms. Negrón has served as an independent strategy consultant to private clients. From 2006 to 2010 she was an advisor to Goode Partners, LLC, a NYC-based private equity firm. In 1999, Ms. Negrón launched the financial advisory group at Breakaway Solutions, an internet consulting firm, which she managed until 2001. Previously, Ms. Negrón was Vice President, Equity Research at the investment banking firm Adams, Harkness & Hill, where she specialized in direct selling as well as natural food, beverage and personal care companies. From 1992 until 1996, at United States Trust Company, Boston, she managed the corporate governance division, and later expanded into equity research and managing the firm's econometric model. She has a B.S. degree from Armstrong Atlantic State University and a Certificate of Special Studies in Administration and Management from Harvard University Extension School.
Ms. Negrón is a seasoned financial and business analyst with 20 years of professional experience in equity research and analysis in the banking, brokerage and strategy consulting industries. In addition to her experience in working closely with top executives on development and implementation of a wide range of strategic initiatives, she has a deep understanding of corporate governance matters dating back to the mid-90s during her work with activist investors on matters such as compensation, board structure and anti-takeover provisions as well as environmental, diversity and workplace safety issues.

Neil H. Offen, 69, has served as a director of our company since 2011. Mr. Offen previously served as president and chief executive officer of the Direct Selling Association from 1978 through 2011, when he retired. In addition, he served as secretary of the World Federation of Direct Selling Associations from 1978 to 2012 and as vice chairman of the Direct Selling Education Foundation from 1990 to 2012. Before joining DSA as a staff attorney in 1971, Mr. Offen was legislative and administrative assistant to a United States Congressman and, prior to that, served with the U.S. Department of State's Agency for International Development. Mr. Offen has published both legal and non-legal articles and has lectured on a variety of topics at numerous universities. Mr. Offen received a B.A. from Queens College and a J.D. degree from George Washington University. He is a member of the Bar of the District of Columbia.
With 40 years of service and leadership in the direct selling industry, Mr. Offen has an extensive understanding of the opportunities and challenges of our industry. In addition, Mr. Offen has developed relationships with many other leaders both inside and outside our industry. Mr. Offen serves on the board of directors of Christel House International and previously served on the Advisory Board of Queens College. Mr. Offen has also served as vice chair of the board of directors of the Inter-American Foundation, on the board of trustees of the Hudson Institute and the board of directors of the U.S. Chamber of Commerce Foundation, the Council of Better Business Bureaus, the National Retail Federation, the Small Business Legislative Council, the Ethics Resource Center, the American Society of Association Executives and co-chaired the Democratic Business Council.
Thomas R. Pisano, 69, has served as a director of our company since 2008. He served as Chief Executive Officer and a Director of Overseas Military Sales Corp., a marketer of motor vehicles, from 2005 until his retirement in 2010. From 1998 to 2004, he served as the Chief Operating Officer and a Director of Overseas Military Sales Corp. From 1995 to 1997, he served as Vice President, Head of the International Division, for The Topps Company, Inc., a sports publications and confectionery products company. Prior to that, he served in various positions, including Vice President, Global New Business Development, for Avon Products, Inc., a direct seller of personal care products, from 1969 to 1994. He received a B.S. from the Georgia Institute of Technology and an M.B.A. from Dartmouth College.
Mr. Pisano is an experienced senior executive who is an expert in the direct selling, personal care, beauty products and other consumer goods industries. During his 25 year career at Avon Products, Inc., he was responsible for global new business development, which included new geographic market openings and launching new product lines globally. He was also responsible for the operation of international businesses in Latin America, Europe and Asia. During his international business career at Avon, Topps and OMSC he traveled to and conducted business in 50 countries.
Each of our directors is also recognized as a Governance Fellow by the National Association of Corporate Directors. We are not aware of any family relationships among any of our directors or executive officers. Our Certificate of Incorporation contains provisions eliminating or limiting the personal liability of directors for violations of a director's fiduciary duty to the extent permitted by the Delaware General Corporation Law.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own beneficially more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of our equity securities. Executive officers, directors, and greater than 10% beneficial owners are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the fiscal year ended December 31, 2013, all executive officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that we inadvertently filed two late reports for Steven Lund. No open-market transactions were included in these late filings, which reported shares withheld to satisfy taxes due upon vesting of restricted stock units and performance awards that became eligible for time-vesting based on satisfaction of certain performance criteria.

Code of Conduct

We have adopted a code of conduct that applies to all of our employees, officers and directors, including our subsidiaries.  This code is available on our website at http://www.nuskinenterprises.com.  In addition, any substantive amendments we make to this code, and any material waivers we grant (including implicit waivers) to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be disclosed on our website.
Audit Committee

We have a standing Audit Committee, consisting of Nevin Andersen (Chair), Daniel Campbell, Patricia Negrón and Thomas Pisano, each of whom is independent within the meaning of the listing standards of the New York Stock Exchange. The Board of Directors has determined that Nevin Andersen and Daniel Campbell are Audit Committee financial experts as such term is defined in Item 407(d)(5) of Regulation S‑K promulgated by the Securities and Exchange Commission.
The Audit Committee's responsibilities include, among other things:
•	selecting our independent auditor;
•	reviewing the activities and the reports of our independent auditor;
•	approving in advance the audit and non-audit services provided by our independent auditor;
•	reviewing our quarterly and annual financial statements and our significant accounting policies, practices and procedures;
•	reviewing the adequacy of our internal controls and internal auditing methods and procedures;
•	overseeing our compliance with legal and regulatory requirements;
•
overseeing our risk assessment and risk management programs and plans related to our major financial risk exposures, operational risks related to information systems and facilities, and public disclosure and investor related risks; and

•
conferring with the chairs of the Nominating and Corporate Governance Committee and Executive Compensation Committee regarding their respective oversight of our risk assessment and risk management programs and our related guidelines and policies.

The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at nuskinenterprises.com.

Item 11.                          Executive Compensation
Compensation Discussion and Analysis
Executive Summary
The primary objectives of our executive compensation program are to successfully recruit, motivate and retain experienced and talented executives, provide competitive compensation arrangements that are tied to corporate and individual performance and align the financial interests of our executives with those of our stockholders.
We believe that our executive compensation program is one of several key factors that have driven our strong revenue and earnings per share growth in recent years. In 2013, we reported annual revenue of approximately $3.2 billion, a 49% year-over-year improvement. Diluted earnings per share increased to $5.94 in 2013, a 69% increase over the prior year. Our strong financial performance has allowed us to provide value to our stockholders through an active share repurchasing program and a 134% increase in our dividend over the past three years. As of December 31, 2013, our five-year total shareholder return was 1,259%.
In addition to strong financial results, we achieved several significant strategic objectives, including:
•	Continued development of our anti-aging product platform, with plans for the development and launch of new products over the next several years;
•	The global limited-time offer of our ageLOC TR90 weight management system, which generated approximately $550 million in revenue; and
•	Accelerated sales force and consumer growth.
Our executive compensation program includes base salary, cash incentive bonuses, equity awards, and retirement benefits. A majority of each named executive officer's target compensation is based on corporate performance, which helps align their total compensation with our actual performance. We award performance-based cash incentive bonuses designed to motivate our executive officers to achieve pre-established quarterly and annual revenue and operating income performance levels, which require growth rates above analysts' estimates and above the median of our peer group. To minimize potential risk-taking incentives and windfalls, aggregate bonuses are limited to double the annual target bonus. Our executive compensation program also emphasizes long-term equity incentives, which, coupled with our stock ownership guidelines, reward sustainable performance and align the financial interests of our executives with those of our stockholders. In 2013, each of the named executive officers was provided 75% or more of their equity awards and 70% or more of their grant value in the form of performance stock options and performance restricted stock units. Our equity awards contain clawback provisions that allow the Committee to recover the gains from the exercise or vesting of any equity awards if an executive materially breaches certain contractual obligations or covenants.
At our 2013 annual meeting of stockholders, approximately 98% of the votes cast were in favor of our executive compensation program. When designing our 2014 executive compensation program, the Committee considered, among other things, the 2013 voting results and other feedback we received from our stockholders, which we viewed as supporting our pay philosophy and incentive framework.

Overview
Our executive compensation program consists of a variety of components, including base salary, cash incentive bonuses, equity awards, and retirement benefits. This compensation discussion and analysis is intended to provide greater visibility regarding:
•	our compensation objectives;
•	various components of our compensation program and how they relate to our compensation objectives;
•	factors taken into consideration in establishing executive compensation; and
•
decisions related to the 2013 compensation of our Chief Executive Officer, our Chief Financial Officer, and the other executive officers listed in the summary compensation table (the "named executive officers"), and the factors and analysis pertaining to such decisions.

Objectives
The primary objectives of our compensation program are to:
•	successfully recruit, motivate and retain experienced and talented executives;
•	provide competitive compensation arrangements that are tied to corporate and individual performance; and
•	align the financial interests of our executives with those of our stockholders.

The following table identifies the key components of our compensation program and the objectives of each component:
Component of Compensation Program	Objective
Base Salary	Pay for role Retention
Recruitment

Cash Incentive Plan	Short–term incentive Pay for performance Quarterly and annual operating achievement

Equity Incentive Plan	Long-term incentive Pay for performance Stock price performance Stockholder alignment

We also provide retirement benefits in the form of a 401(k) plan and a deferred compensation plan, as well as limited perquisites and other personal benefits to executives that represent a very small portion of their overall compensation.

Process for Determining Compensation
Role of Executive Compensation Committee and Chief Executive Officer
The Executive Compensation Committee of the Board of Directors (the "Committee") is responsible for establishing and administering our executive compensation program. The Committee, together with the Nominating and Corporate Governance Committee, evaluates the performance of the Chairman and of the Chief Executive Officer. The Committee is then responsible for setting their compensation. The Committee has delegated to the Chief Executive Officer the responsibility for evaluating the performance of the other executive officers and sharing those evaluations with the Committee. The Chairman and the Chief Executive Officer can also make recommendations to the Committee with regard to the compensation packages for other executive officers. The Committee reviews any such recommendations and has the authority to approve, revise, or reject such recommendations.

Use of Compensation Consultant and Survey Data
The Committee has retained the services of Frederic W. Cook & Co. as its independent compensation consultant to assist the Committee in the review of our executive compensation program, to provide compensation data and alternatives to the Committee, and to provide advice to the Committee as requested. The compensation consultant engaged by the Committee does not perform any work for us outside of the services it performs for the Committee and for the Nominating and Corporate Governance Committee with respect to director compensation. The Committee utilizes the compensation data and alternatives provided by the compensation consultant to analyze compensation decisions in light of current market rates and practices, and to help ensure that our compensation decisions are competitive and economically defensible.
Peer group information and other data are among several factors used by the Committee in making compensation decisions. The Committee compares compensation proposals to the compensation practices of a peer group of publicly-traded companies that compete with us broadly in the consumer products industry and are similar in size to us. The competitive cash compensation data provided by Frederic W. Cook & Co. includes limited use of national survey data calibrated for all industries for companies with similar revenue levels as us. The Committee reviews and updates the peer group from time to time to ensure we are utilizing an appropriate group in terms of size and relevance. The peer group was reviewed and revised in 2011, taking into account the input and recommendations of Fredric W. Cook & Co. At the time of the revision, to avoid potential distortion from differences in peer size, the revenue and market capitalization of the companies included in the peer group ranged between 25% and 400% of our revenue and market capitalization, and we were at the median of the peer group with respect to revenue and near the median with respect to market capitalization. Early in 2013, when we made most of our 2013 pay decisions, our most recent survey of compensation was from 2011. However, we benchmarked 2013 performance goals to ensure consistency with target pay levels.
The following companies were included in our revised peer group. Because of the similarity of Herbalife's business to our business, Herbalife's compensation data was double-weighted in the survey data.
Alberto Culver Company	Nutrisystem, Inc.
Church & Dwight Co., Inc.	Perrigo Company
Elizabeth Arden, Inc.	Revlon, Inc.
Energizer Holdings, Inc.	Sally Beauty Holdings, Inc.
The Hain Celestial Group, Inc.	Sensient Technologies Corporation
Helen of Troy Limited	Tupperware Brands Corporation
Herbalife Ltd.	Ulta Salon, Cosmetics & Fragrance, Inc.
International Flavors and Fragrances Inc.	Vitamin Shoppe, Inc.
Newell Rubbermaid Inc.	Weight Watchers International, Inc.

Risks Arising From Compensation Policies and Practices
In establishing and reviewing the components of compensation, the Committee considers potential risks associated with such components. In addition, our management conducted a review of our compensation policies and practices for employees and concluded that risks arising from our compensation policies and practices for employees are not reasonably likely to have a material adverse effect on us.
In reaching this conclusion, our management considered the following factors:
•
Our compensation programs are market driven, benchmark slightly above the median and balance short-term incentives with significant long-term equity incentives. Performance equity awards provide additional long-term incentives to our key employees and executive officers. In addition, our stock ownership guidelines help to ensure that a portion of our executives' equity incentives remain tied to our long-term performance.

•
Our global cash incentive compensation is based on revenue and operating income, which are core measures of performance. In addition, substantially all of our revenue is received through cash or credit card payments, which minimizes risk associated with our revenue-based incentives. We limit bonuses under our cash incentive plans to 200% of the target bonus. Additionally, the Board of Directors and management regularly review the business plans and strategic initiatives, including related risks, proposed to achieve such performance metrics.

•
We do not engage in speculative trading and we do not provide incentives for our management or employees to engage in such practices. In addition, our policies prohibit our employees and directors from holding our stock in margin accounts and from engaging in speculative transactions in our stock, including short sales, options or hedging transactions, with limited exceptions.

Mix of Compensation
When the Committee reviews an executive officer's compensation, it does not use a specific formula or allocation target to establish the level or mix of compensation. Rather, it exercises judgment in determining a compensation package that is appropriate to accomplish our compensation objectives under the circumstances applicable to the executive officer. The Committee also reviews the relative mix of compensation provided by other companies in our peer group for context and tries to ensure each component is competitive. Historically, we have tied a majority of compensation to corporate performance under our cash incentive plan and equity incentive plan.
The Committee also reviews each executive officer's total compensation as a market check against the total compensation of executive officers in our peer group. This total compensation review focuses on base salary, cash bonuses, and valuation of equity grants using grant date valuations. The Committee periodically reviews perquisites and retirement benefits to confirm that they remain relatively consistent with the value of perquisites and retirement benefits provided by our peer companies. Based on our 2011 peer group compensation review, 2013 cash compensation for our named executive officers was generally consistent with the median and equity compensation was above the 75th percentile, but more highly performance based, with a greater amount subject to performance contingencies and goals that were above the median and in some cases near the 75th percentile of our peer group.  A significant portion of 2013 equity awards was in the form of a special broad-based multi-year performance stock option grant. Although this special grant is disclosed as a 2013 grant, we consider the grant value annualized over the anticipated five-year vesting period.

Components of Compensation
Base Salary
Base salaries are provided to reflect the individual's responsibilities, function, performance and competencies. In establishing and approving base salaries, the Committee considers various factors including:
•	current market practices and salary levels;
•	each executive officer's responsibilities, experience in their position and capabilities;
•	individual performance and company performance;
•	the relative role and contribution of each executive officer in the company;
•	competitive offers made to executive officers and the level of salary that may be required to recruit or retain executive officers;
•	the recommendations of the Chairman of the Board and of the Chief Executive Officer regarding the other executive officers; and
•	prior-year financial performance and current-year performance projections.

Base salaries for executive officers are typically reviewed annually during our evaluation period in the first quarter. The Committee does not assign specific weights to the factors identified above, but emphasizes establishing base salaries that are competitive in order to attract and retain qualified and effective executive officers.
In the first quarter of 2013, the Committee adjusted the base salaries of Ritch Wood, Daniel Chard and Matthew Dorny as shown in the table below, to maintain competitiveness based on our peer group and in consideration of their individual performance and contributions. The Committee also considered our performance and expected growth, with strong revenue and earnings per share growth prior to the adjustments and continued above-median growth projected for 2013.
Named Executive Officer	Prior Salary ($)	Adjusted Salary ($)	Increase ($)	Increase (%)

Ritch Wood	480,000	510,000	30,000	6%
Daniel Chard	480,000	510,000	30,000	6%
Matthew Dorny	385,000	420,000	35,000	9%

Cash Incentive Bonus
Consistent with our objective to tie a significant portion of the executive officers' compensation to our financial performance, we award performance-based cash incentive bonuses, under our Amended and Restated 2010 Omnibus Incentive Plan. We believe these bonuses motivate executive officers and reward them for achieving short-term operating performance levels.
Cash incentive bonuses are determined based on equally weighted revenue and operating income performance levels. The Committee believes revenue measures management's effectiveness in growing the business and that operating income measures their effectiveness in growing the business profitably. The Committee also believes equal weighting is appropriate for us because management performance is tied equally to growing the business and increasing profitability, including by controlling costs. Our incentive plan allocates 50% of the cash incentive bonus to annual performance levels and 50% to quarterly performance levels, with 12.5% allocated to each quarter. A portion of the cash incentive bonus is tied to quarterly performance levels to motivate focused performance in each quarter, while the annual portion recognizes that strong annual results are a critical benchmark for shareholders.

Cash incentive bonuses are computed based on the degree to which pre-determined goal performance levels are met or exceeded. If goal performance levels are met for a particular incentive period, a participant will earn a cash incentive bonus equal to a pre-established percentage of salary, the "target bonus." If goal performance levels are not met, the bonus decreases linearly until reaching 50% of the target bonus at the minimum performance levels. No bonus is paid if minimum operating income performance levels are not met. To the extent actual revenue or operating income exceed goal performance levels, the bonus increases linearly above the target bonus until reaching 200% of the target bonus at the stretch performance levels. For actual revenue or operating income above the stretch performance levels in a given quarter or for the year, the bonus increases linearly above 200% of the target bonus 1% for every 1% that actual performance exceeds the stretch performance level. However, although an executive officer's bonus earned for revenue or operating income performance in a given quarter or for the year may separately exceed 200% of the associated target bonus, the aggregate quarterly and annual bonuses may not exceed 200% of the aggregate annual target bonus.
We set the target bonus as a percentage of base salary based on an executive officer's position and responsibility and market practices. The target bonus is intended to tie a significant portion of an executive officer's total cash compensation to our performance. Consistent with prior years and in line with the practices of our peer group, we set the 2013 target bonus percentage at 100% of salary for Mr. Hunt and 60% of salary for our other named executive officers. To motivate and reward individual performance on key performance criteria, up to 20% of the 2013 cash incentive bonus of each named executive officer was based on individual performance goals designed to support strategic business imperatives. In 2013, each named executive officer satisfied their respective individual performance goals and no adjustments to earned bonuses were made. Based on our 2011 peer group compensation review, our 2013 target annual cash compensation for our named executive officers, including salary and target bonus, was generally consistent with the median, except Mr. Chang, who was above the 75th percentile. Based on strong performance in 2013, which exceeded our pre-established goals requiring growth rates between the median and the 75th percentile of our peer group, actual annual cash compensation was higher than target, due to higher-than-target earned bonuses.
In establishing minimum revenue and operating performance levels (the level at which 50% of the target bonus is paid), goal revenue and operating performance levels (the level at which 100% of the target bonus is paid) and stretch revenue and operating income performance levels (the level at which 200% of the target bonus is paid), the Committee considered various factors, including our recent performance and current business plans, desired core growth rates, general business and economic conditions and business risks. For 2013, our goal performance levels were set above analysts' estimates and above the median of growth rates for our peer group. To provide incentives that are earned for operating performance that is within the control of the executive officers, the performance levels are based on constant currency rates and exclude certain items as determined by the Committee at the time the performance levels were established, such as charges arising from Japan customs litigation related to disputed duties for periods prior to 2013.

Stretch performance levels are not set at 200% of the goal performance levels, but are set at a level that the Committee considers extraordinary performance based on the factors considered. The following tables set forth the correlation between minimum, goal and stretch performance levels for 2013, measured as a percentage of goal performance levels, together with the percentage of target bonus that could be earned at such levels.
	Minimum	Goal	Stretch
Revenue
Percentage of goal performance level	95.4%	100.0%	108.0%
Percentage of target bonus paid	50.0%	100.0%	200.0%

The percentage of target bonus earned increases 10.9% for every 1% increase in achievement of the goal revenue performance level from the minimum revenue performance level to the goal revenue performance level, and 12.5% for every 1% increase in excess of the goal revenue performance level from the goal revenue performance level to the stretch revenue performance level.
	Minimum	Goal	Stretch
Operating Income
Percentage of goal performance level	94.7%	100.0%	108.9%
Percentage of target bonus paid	50.0%	100.0%	200.0%

The percentage of target bonus earned increases 9.4% for every 1% increase in achievement of the goal operating income performance level from the minimum operating income performance level to the goal operating income performance level, and 11.2% for every 1% increase in excess of the goal operating income performance level from the goal operating income performance level to the stretch operating income performance level.
It is also important to note that although the performance levels are expressed as "revenue" and "operating income," the Committee considers the performance levels within the context of desired core growth rates, determined on a constant currency basis and excluding certain predetermined items, to be achieved from the prior year in establishing the appropriate minimum, goal and stretch performance levels. For example, the goal revenue performance level for the annual period in 2013 represented a 13.0% growth rate over 2012 and the goal operating income performance level represented a 12.5% growth rate over 2012. The growth rates associated with the stretch performance levels for revenue and operating income were nearly double the growth rates associated with the goal performance levels. Actual performance represented growth rates that were approximately 3.8 and 5.0 times the growth rates associated with the revenue and operating income goal performance levels, respectively.
As established by the Committee, the percentage of target bonus paid for actual quarterly and annual revenue and operating income performance was calculated as follows:

•
For actual performance between the minimum performance levels and the goal performance levels, the percentage of target bonus paid is equal to 100% – [(100% – 50%) x (actual performance – goal performance level) / (minimum performance level – goal performance level)].

•
For actual performance between the goal performance levels and the stretch performance levels, the percentage of target bonus paid is equal to 100% + [(200% – 100%) x (actual performance – goal performance level) / (stretch performance level – goal performance level)].

•	For actual performance exceeding the stretch performance levels, the percentage of target bonus paid is equal to 100% + (actual performance / stretch performance level).

The table below sets forth the operating income and revenue performance levels for the incentive periods in 2013, the actual performance, the percentage of the goal performance levels achieved, and the percentage of the target bonus that was paid. We have included the growth rates over the prior-year period to help provide a clearer understanding of the performance levels under the incentive plan. The total dollar amount of the bonuses earned is set forth in the Summary Compensation Table.
(dollar amounts expressed in thousands)
	Q1 2013	Q2 2013	Q3 2013		Q4 2013	Annual
Revenue (50% weight)

Goal performance level(1)	490,000	515,000	785,000		620,000	2,410,000
(Constant currency growth rate over prior year)	7.4%	-10.8%	51.0%	%	7.0%	13.0%
Actual performance	541,305	671,328	908,299		1,055,786	3,176,718
(Constant currency growth rate over prior year)	20.3%	16.2%	75.9%	%	90.1%	54.2%
Percentage of goal performance level achieved	110.5%	130.4%	115.7%	%	170.3%	131.8%
Percentage of target bonus paid	200.0%	200.%0	200.0%	%	200.0%	200.0%

Operating Income (50% weight)

Goal performance level(2)	74,000	80,000	134,000		95,500	383,500
(Constant currency growth rate over prior year)	3.3%	-18.%3	62.7%	%	7.4%	12.5%

Actual performance	82,659	114,583	168,275		188,595	554,112
(Constant currency growth rate over prior year)	9.8%	11.1%	86.3%	%	153.5%	66.1%

Percentage of goal performance level achieved	111.7%	143.2%	125.6%	%	197.5%	144.5%

Percentage of target bonus paid	200.0%	200.0%	200.0%	%	200.0%	200.0%

(1)	Minimum revenue performance levels for the four quarterly and annual periods were $470,000; $490,000; $745,000; $595,000 and $2,300,000; respectively. Stretch revenue performance levels were $527,000; $563,000; $845,000; $667,000 and $2,602,000; respectively.
(2)	Minimum operating income performance levels for the four quarterly and annual periods were $70,000; $75,500; $126,500; $91,000 and $363,000; respectively. Stretch operating income performance levels were $80,000; $88,000; $146,000; $103,500 and $417,500; respectively.

For 2013, the total aggregate annual bonus earned was 200% of the aggregate annual target bonus, based on actual performance that exceeded our pre-established stretch performance levels for revenue and operating income, which were set above analysts' estimates and above the median of growth rates for our peer group. Differences between actual results reported in the table above and results reported in our audited financial statements are a result of the difference between the exchange rates used in our financial statements and constant currency rates used to measure performance under the incentive plan, as well as the exclusion of certain items determined to be appropriate by the Committee at the time the performance levels were established. To facilitate comparisons between the incentive period and the prior-year period (i.e., to help measure core growth rates in the targets), the currency rates used to establish the goals and measure performance were the exchange rates that were used in the prior-year period.

Equity Awards
The equity component of our 2013 compensation program was designed to emphasize performance-based equity awards. Equity awards in 2013 included regular annual equity grants and a special performance-based stock option grant.
Annual Equity Grants
Aligning the interests of our executive officers with those of our stockholders is an important objective of our compensation program. In order to accomplish this objective, we tie a significant portion of the total compensation of executive officers to our long-term stock performance through the grant of equity awards and our stock ownership guidelines that require our executive officers to hold stock. We also believe that equity compensation helps motivate executive officers to drive earnings growth because they will be rewarded with increased equity value, and assists in the retention of executive officers who may have significant value tied up in unvested equity awards.
We periodically review and adjust the level of our equity awards. We do not use a fixed formula or criteria in determining whether to adjust the level of equity awards, but subjectively evaluate a variety of factors consisting of:
•	practices of peer companies;
•	degree of responsibility for overall corporate performance;
•	overall compensation levels;
•	changes in position and/or responsibilities;
•	individual performance;
•	company performance;
•	total stockholder return;
•	degree of performance risk in the equity grant program;
•	potential dilution of our overall equity grants;
•	accumulated realized and unrealized value of past accumulated equity awards;
•	associated expenses of equity awards;
•	the recommendations of the Chairman of the Board and of the Chief Executive Officer regarding the other executive officers; and
•	data and context provided by our compensation consultant.

Historically, we have fixed the number of equity awards to be granted on an annual basis and have referenced compensation survey data for context on pay levels and performance requirements compared to our peers. We generally have not given significant consideration to the value of existing equity award holdings because we want to ensure that our equity compensation is competitive for the position on an annualized basis and we want to provide an incentive from the date of grant. However, we periodically review and consider the in-the-money value of existing award holdings (inclusive of stock sales proceeds over the previous three years) of our executive officers in connection with our review of equity compensation practices to determine if wealth creation is aligning with performance and the amount of unvested equity in place for retention. In evaluating annual option grant levels, we also considered the annualized number of special performance stock options granted to the named executive officers in 2010, annualized over their anticipated vesting period.

2013 Special Equity Grants
In 2007–2008 and in 2010, the Committee approved grants of performance stock options as special incentives to a limited group of executive officers and key managers to align and motivate them in their efforts to significantly improve annualized earnings per share. Following these grants of performance stock options, we generated significant growth that was above the 75th percentile of our peer group, with earnings per share increasing from $0.67 in 2007 (including $0.17 per share in restructuring charges, net of taxes) to $5.94 in 2013.
In July and August 2013, based on the success of the 2007–2008 and 2010 performance stock options, the Committee approved a new grant of multi-year performance stock options as a special incentive to a broader group of executive officers and key managers to align and motivate them in their efforts to further significantly improve annualized earnings per share from approximately $3.96, as of the end of the second quarter of 2013. One fourth of the performance stock options will vest upon the achievement of each of $6.00, $8.00, $10.00 and $12.00 annualized earnings per share. To incentivize continued performance on a desired schedule, the unvested portion of these performance stock options will be terminated if these goals are not achieved based on performance through December 2019, or partially terminated earlier if annualized earnings per share fall below certain thresholds after December 2016. Certain items, such as stock dividends and splits, large stock repurchases and the impact of previously pending litigation, are excluded from the calculation of earnings per share so that the incentive is earned for operating performance which is within the control of the executive officers.
In determining the number of shares to grant and the earnings per share performance goals, the Committee engaged the services of its compensation consultant to review the proposal and advise the Committee. In considering the grant, we reviewed and considered various factors including:
•	likely gain in shareholder value if the annualized earnings per share goals are achieved;
•	performance requirement inherent in the annualized earnings per share goals;
•	potential financial statement expenses;
•	potential dilution of outstanding shares; and
•	annual grant value spread over the expected five-year life of the grant.

For purposes of this analysis, we treated one performance option as the equivalent of 0.5 time-vested options, based on our estimate of the option value compared to time-vested options without earnings per share performance contingencies. We also spread the grant over the five-year performance period for purposes of analyzing the grant and making comparisons to the equity grant practices of our peer group of companies and industry surveys. Executive officers with similar level of responsibility were granted similar numbers of performance options. Although the grants would increase our overall equity expense and usage rate above historical levels, the Committee determined the grant would be reasonable based on various factors including the fact that the options would not vest unless significant earnings per share growth occurred and would help unify management in achieving improved earnings growth.

Based on this analysis, we granted 75,000 performance stock options to each of Messrs. Hunt, Wood and Chard and 50,000 performance stock options to each of Messrs. Chang and Dorny. Because the approved grants would only become exercisable based on significant earnings per share growth requiring our performance to be above the median of our peer group for some tranches and over the 75th percentile of our peer group for others, the Committee was willing to consider grants that would result in some officers having equity grant levels at the 75th percentile or higher compared to our peer companies in 2013. However, while the Committee recognized the award would be disclosed as 2013 compensation, it viewed the awards as compensation for 2013 through early 2018.

Emphasis on Performance-Based Awards
Although we consider time-vested stock options to be performance-based because the stock price must increase after the grant for them to be valuable, we believe that the performance nature of our equity grants is further enhanced by making a majority of equity grants in the form of performance options or performance restricted stock units that are earned for achieving multi-year performance goals. For a description of these performance goals, see the footnotes to "Outstanding Equity Awards at Fiscal Year-End - 2013." Accordingly, as reflected in the following table, which includes both annual and special equity awards granted in 2013, each of the named executive officers was granted 75% or more of their equity awards and 70% or more of their grant value in the form of performance stock options and performance restricted stock units.
				Percentage Performance-Based
Named Executive Officer	Performance Stock Options	Performance Restricted Stock Units	Time-Vested Stock Options	Number of Awards	Grant Date Fair Value

Truman Hunt	75,000	75,000	50,000	75%	70%
Ritch Wood	92,500	10,000	27,500	79%	76%
Daniel Chard	92,500	10,000	27,500	79%	76%
Joseph Chang	57,500	5,000	12,500	83%	81%
D. Matthew Dorny	57,500	5,000	12,500	83%	81%

Our equity awards contain clawback provisions that allow the Committee to recover the gains from the exercise or vesting of any equity awards if an executive materially breaches certain contractual obligations or covenants, including non-compete and non-solicitation covenants, or willfully engages in or is convicted of certain illegal activity, fraud or other misconduct. In such event, we may terminate the outstanding awards of such executive and recover any gains from the exercise or vesting of equity awards during the twelve months preceding the act or anytime thereafter.

Timing of Equity Grants
In February 2013, we granted annual performance-vesting restricted stock units to each of the named executive officers and we granted annual performance-vesting stock options and half of the annual time-vesting stock options to each of the named executive officers except for Mr. Hunt.  In July 2013, we granted special performance stock options to each of the named executive officers. In December 2013, we granted the remaining half of annual time-vesting stock options to each of the named executive officers except for Mr. Hunt and granted all of Mr. Hunt's annual time-vesting stock options.
For the named executive officers except for Mr. Hunt, we split the annual time-vesting options into two semi-annual grants rather than one annual grant to allow for option exercise price averaging, overlapping vesting, more regular consideration of individual performance and consideration of the most recent say-on-pay shareholder vote results. The Committee meets on or before each grant date to review the award list and approve the grant. We set the exercise price for stock options at the closing price of our stock on the date of grant.

Stock Ownership Guidelines
Our stock ownership guidelines are designed to motivate our executive officers to consider the long-term consequences of business strategies and to provide a level of long-term performance risk with respect to our compensation programs. These guidelines provide that executive officers must retain 50% to 75% of the net shares (after payment of the exercise price and related taxes) with respect to any equity award unless the individual holds a number of shares equal to the ownership levels set forth in the guidelines. The ownership levels are phased in over five years from appointment as an executive officer. Unvested equity awards and vested options are not counted in determining whether an executive officer holds shares equal to or greater than the designated level. At the end of the five-year phase-in period, the designated ownership levels are set at 100,000 shares for our Chief Executive Officer. In 2013, we increased the designated ownership level for our non-CEO executive officers from 20,000 shares to 25,000 shares. As of April 1, 2014, based on the $83.45 closing sales price for our Class A common stock on the New York Stock Exchange, these levels of ownership were valued at $8,345,000 and $2,086,250, respectively. Based on these values, the ownership level required for our Chief Executive Officer represents approximately 8.3 times Mr. Hunt's 2013 base salary and the ownership level required for executive officers represents approximately 4.2 times the average of the 2013 base salaries of Messrs. Wood, Chard, Chang and Dorny. As of April 1, 2014, all of our named executive officers owned more than the designated number of shares under our stock ownership guidelines.
Retirement and Other Post-Termination Benefits
Our executive officers do not participate in any pension or defined benefit plan. We believe it is important for retention purposes to provide executive officers with a meaningful opportunity to accumulate savings for their retirement. To accomplish this objective, we maintain both a tax-qualified 401(k) plan and a nonqualified deferred compensation plan. We do not make any matching contributions under the deferred compensation plan. We do make a discretionary contribution of up to 10% of each executive officer's salary, which is allocated between the executive officer's 401(k) and deferred compensation plan accounts. Discretionary contributions to an executive officer's 401(k) plan account vest 20% per year of service. Discretionary contributions to an executive officer's deferred compensation plan account vest 50% at 10 years of service and 5% each year thereafter. Vested company contributions in the deferred compensation plan will not be paid out, however, if the participant competes with us during the one-year period following termination of employment. This non-compete limitation terminates after the participant has reached 20 years of service or age 60.
As more fully described and quantified below under the section entitled "Employment Agreements" and in the table entitled "Potential Payments Upon Termination or Change in Control," we have executive employment agreements with each of the named executive officers that provide for certain change in control and termination benefits. We do not provide excise tax gross-up protection to any of our named executive officers. Any cash severance payment or accelerated vesting of equity in connection with a change in control requires a qualifiying termination of employment.  We believe these double-trigger post-termination benefits provide reasonable protections to employees who may be terminated following a change in control. It also assists us in retaining their services in the event of a potential change in control. We believe such arrangements are in the best interests of us and our stockholders if they are reasonable in amount and scope, because they can help to retain key employees during a change in control process.
Perquisites and Other Personal Benefits
We provide our executive officers and other key employees with other limited benefits and perquisites. These consist of, among other things, payments for term life insurance, use of company-provided vehicles, properties, sporting event tickets, company products, corporate and sales force event-related spouse travel and prizes at company parties. We do not reimburse executive officers for the income taxes associated with these perquisites except for limited business-related perquisites such as spouse travel to corporate and sales force events where the spouse is expected to attend and help entertain and participate in events with our employees and sales force and their spouses. We have elected to pay the income taxes for these business-related perquisites because we believe they are business expenses. These benefits represent a very small portion of an executive officer's overall compensation and provide a benefit to us and our stockholders. The amount of these benefits is included in the "All Other Compensation Table–2013" that follows the "Summary Compensation Table".

Tax Limitations on Deductibility
We have taken into consideration the limitation on deductibility for United States income tax purposes of compensation in excess of $1 million paid to our Chief Executive Officer and the three other most highly compensated executive officers employed at the end of the year (other than our Chief Financial Officer) by structuring a significant portion of our compensation as performance-based. Our current cash incentive plan and equity incentive plan have been approved by our stockholders, and the awards under these plans can qualify as "performance-based" for purposes of the deductibility limitations. While we try to structure compensation so that it will be deductible for income tax purposes, we also exercise judgment and may authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interests of us and our stockholders. As most of our compensation is performance based, our 162(m) issues are limited.
EXECUTIVE COMPENSATION COMMITTEE REPORT
We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in this proxy statement. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this proxy statement.

EXECUTIVE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Daniel Campbell, Chairman
Andrew Lipman
Patricia Negrón
Neil Offen

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended December 31, 2011, December 31, 2012 and December 31, 2013.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Truman Hunt President and Chief Executive Officer	2013	1,000,000	42,966	2,914,313	2,000,000	141,557	9,694,835
	2012	988,333	42,167	3,934,500	2,000,000	129,965	7,779,965
	2011	919,391	41,250	2,312,063	1,092,546	139,604	5,015,689

Ritch Wood Chief Financial Officer	2013	505,000	22,550	388,575	612,000	92,426	4,148,614
	2012	473,333	20,500	524,600	576,000	74,383	2,273,417
	2011	435,000	18,833	308,275	310,142	81,477	1,585,836

Daniel Chard President, Global Sales and Operations	2013	505,000	22,550	388,575	612,000	87,547	4,143,735
	2012	480,000	21,940	524,600	576,000	84,725	2,291,865
	2011	422,500	43,208	308,275	299,569	72,831	1,578,492

Joseph Chang Chief Scientific Officer and Executive Vice President, Product Development	2013	550,000	24,216	194,288	660,000	89,740	3,008,906
	2012	545,833	24,806	262,300	660,000	93,408	1,854,822
	2011	525,000	22,375	154,138	370,056	84,318	1,348,373

D. Matthew Dorny General Counsel	2013	414,167	18,800	194,288	504,000	77,146	2,699,063
	2012	385,000	16,542	262,300	462,000	57,033	1,451,350
	2011	337,500	14,667	154,138	239,655	77,222	1,015,670

(1)	Mr. Chang deferred a portion of his salary under our nonqualified deferred compensation plan, which is included in the "Nonqualified Deferred Compensation—2013" table. Each of the named executive officers also contributed a portion of his salary to our 401(k) retirement savings plan.
(2)	The amounts reported in this column include gift payments that we have historically made to all corporate employees as year‑end holiday gifts in the form of a gift certificate or similar merchant credit arrangement, or cash in an amount equal to a percentage of each employee's base salary (approximately two weeks of salary). The amount reported in this column in 2011 for Mr. Chard includes a special discretionary bonus.
(3)	The amounts reported in these columns reflect the aggregate grant date fair value of equity awards computed in accordance with FASB ASC Topic 718 and do not represent amounts actually received by the named executive officers. For this purpose, the estimate of forfeitures is disregarded and the value of the stock awards is discounted to reflect that no dividends are paid prior to vesting. For information on the valuation assumptions used in calculating these amounts, refer to Note 11 to our financial statements in the Form 10-K filed for the fiscal year ended December 31, 2013.
(4)	The amounts reported in this column are cash awards to the named executive officers made pursuant to our Amended and Restated 2010 Omnibus Incentive Plan. See the "Compensation Discussion and Analysis—Cash Incentive Bonus" for information regarding these awards. Mr. Chang deferred a portion of his incentive bonuses under our nonqualified deferred compensation plan, which is included in the "Nonqualified Deferred Compensation—2013" table.
(5)	See the "All Other Compensation Table" below for additional information.

All Other Compensation Table – 2013
The following table describes the components of the All Other Compensation column for 2013 in the Summary Compensation Table.
Name	Company Contributions to Deferred Compensation Plan ($)	Tax Payments ($)(1)	Term Insurance Premiums paid by Company ($)(2)	Company Contributions to 401(k) Retirement Savings Plan ($)	Perquisites and Other Personal Benefits ($)(3)	Other ($)	Total ($)
Truman Hunt	82,500	2,521	1,571	28,000	26,964	—	141,557
Ritch Wood	28,000	2,521	838	33,500	27,567	—	92,426
Daniel Chard	26,750	2,521	1,058	33,500	23,718	—	87,547
Joseph Chang	37,500	2,521	3,270	28,000	18,448	—	89,740
Matthew Dorny	19,350	2,107	1,016	33,500	21,173	—	77,146

(1)	This column reports amounts reimbursed by us for the payment of taxes with respect to travel of the named executive officers' spouses to sales force events where the spouse is expected to attend and help entertain and participate in events with our sales force and their spouses. We have elected not to pay the income taxes associated with non-business related perquisites. For further discussion regarding tax payments, see the "Compensation Discussion and Analysis—Perquisites and Other Personal Benefits" section above.
(2)	This column reports premiums paid to obtain term life insurance policies with coverage, as of December 31, 2013, of $500,000 for Mr. Chang; $750,000 for Messrs. Hunt, Wood, Chard and Dorny.
(3)	This column reports our incremental cost for perquisites and personal benefits provided to the named executive officers. In 2013, these included, among other things, the personal use of company‑provided vehicles, properties, sporting event tickets, company products, prizes at company parties, and spouse travel to sales force events where the spouse is expected to attend and help entertain and participate in events with our sales force and their spouses.

Grants of Plan‑Based Awards – 2013
The following table provides information about equity and non‑equity awards granted to the named executive officers in 2013.
Name	Grant Date	Estimated Future Payouts under non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)(1)	Target ($)(1)	Max ($)(1)	Threshold (#)(2)	Target (#)(2)	Max (#)(2)

Truman Hunt	2/15/2013	—	—	—	37,500	75,000	75,000	—	—	—	2,914,313
	7/15/2013	—	—	—	18,750	75,000	75,000	—	—	77.65	1,633,500
	12/9/2013	—	—	—	—	—	—	—	50,000	131.52	1,962,500
	N/A	250,000	1,000,000	2,000,000	—	—	—	—	—	—	—

Ritch Wood	2/15/2013	—	—	—	8,750	17,500	17,500		—	41.27	190,838
	2/15/2013	—	—	—	5,000	10,000	10,000	—	—	—	388,575
	2/15/2013	—	—	—	—	—	—	—	13,750	41.27	164,038
	7/15/2013	—	—	—	18,750	75,000	75,000	—	—	77.65	1,633,500
	12/9/2013	—	—	—	—	—	—	—	13,750	131.52	539,688
	N/A	76,500	306,000	612,000	—	—	—	—	—	—	—

Daniel Chard	2/15/2013	—	—	—	8,750	17,500	17,500	—	—	41.27	190,838
	2/15/2013	—	—	—	5,000	10,000	10,000	—	—	—	388,575
	2/15/2013	—	—	—	—	—	—	—	13,750	41.27	164,038
	7/15/2013	—	—	—	18,750	75,000	75,000	—	—	77.65	1,633,500
	12/9/2013	—	—	—	—	—	—	—	13,750	131.52	539,688
	N/A	76,500	306,000	612,000	—	—	—	—	—	—	—

Joseph Chang	2/15/2013	—	—	—	3,750	7,500	7,500	—	—	41.27	81,788
	2/15/2013	—	—	—	2,500	5,000	5,000	—	—	—	194,288
	2/15/2013	—	—	—	—	—	—	—	6,250	41.27	74,563
	7/15/2013	—	—	—	12,500	50,000	50,000	—	—	77.65	1,089,000
	12/9/2013	—	—	—	—	—	—	—	6,250	131.52	245,313
	N/A	82,500	330,000	660,000	—	—	—	—	—	—	—

Matthew Dorny	2/15/2013	—	—	—	3,750	7,500	7,500	—	—	41.27	81,788
	2/15/2013	—	—	—	2,500	5,000	5,000	—	—	—	194,288
	2/15/2013	—	—	—	—	—	—	—	6,250	41.27	74,563
	7/15/2013	—	—	—	12,500	50,000	50,000	—	—	77.65	1,089,000
	12/9/2013	—	—	—	—	—	—	—	6,250	131.52	245,313
	N/A	63,000	252,000	504,000	—	—	—	—	—	—	—

(1)	The amounts reported in these columns reflect potential payouts for 2013 under our incentive plan if the respective levels of performance were achieved for all quarters and for the year. The amounts reported in the Threshold column reflect the potential payout if any company performance metric was at the minimum level required to receive a bonus. The amounts reported in the Target column reflect the potential payout if all company performance metrics were at goal performance levels. As reflected in the Max column, to the extent actual revenue or profitability measures exceed goal performance levels, the bonus increases linearly above the target bonus until reaching 200% of the target bonus for actual revenue and profitability measures at the stretch performance levels. See the "Summary Compensation Table" above for awards that were actually paid to the named executive officers under the incentive plan with respect to the year 2013.

(2)	The awards reported in these columns are performance restricted stock units and performance stock options granted under our Amended and Restated 2010 Omnibus Incentive Plan. The amounts reported in these columns reflect the potential number of shares of stock that become eligible for vesting or exercisable pursuant to these performance equity awards if certain financial metrics are achieved. The amount reported in the Threshold column for each award reflects the potential number of shares of stock that become eligible for vesting or exercisable if performance is at the minimum level required for any shares of stock to become eligible for vesting or exercisable. The amount reported in both the Target and Max columns for each award reflect the potential number of shares of stock that become eligible for vesting or exercisable if performance is at the level required for all shares of stock to become eligible for vesting or exercisable.
(3)	The awards reported in this column are stock options granted to the named executive officers under our Amended and Restated 2010 Omnibus Incentive Plan. These stock option awards vest and become exercisable in four equal annual installments beginning one year from the date of the respective grant.
(4)	This column shows the exercise price for the stock option awards granted, which in each case is the closing price of our stock on the date of the respective grant.
(5)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards computed in accordance with FASB ASC Topic 718. For this purpose, the estimate of forfeitures is disregarded and the value of the stock awards is discounted to reflect that no dividends are paid prior to vesting. For information on the valuation assumptions used in calculating these amounts, refer to Note 11 to our financial statements in the Form 10-K filed for the fiscal year ended December 31, 2013.

Narrative to Summary Compensation Table and Grants of Plan‑Based Awards Table
Employment Agreements
We have executive employment agreements with Messrs. Hunt, Wood, Chard and Dorny. Among other things, these agreements provide that:
•
Time-based equity awards granted to the executive officers will fully vest upon certain terminations of employment within six months prior to and in connection with, or within two years following, a change in control;

•	No excise tax protections will be provided for termination payments;
•	The executive officers will be bound by certain covenants, including non-solicitation, non-competition and non-endorsement, that are in addition to, or supersede, previous key employee covenants;
•	The executive officers will be entitled to the following termination payments in addition to salary and benefits earned prior to termination:

Termination Upon Death or Disability:
(a)	A lump sum equal to the pro-rata portion of the executive officer's target bonus for any outstanding bonus cycle; and

(b)	Salary continuation for up to 90 days in certain circumstances related to a disability.

Resignation for Good Reason or Other Termination Without Cause:
(a)	A lump sum equal to the cost of twelve months of health care continuation coverage;
(b)	A lump sum equal to the pro-rata portion of the executive officer's earned bonus, if any, for each outstanding bonus cycle;
(c)	For Mr. Hunt, continuation of annual salary for a period of 24 months; and
(d)	For Messrs. Wood, Chard and Dorny, continuation of annual salary for a period of 15 months.

Termination or Resignation for Good Reason in Connection with a Change in Control:
(a)	A lump sum equal to the cost of twelve months of health care continuation coverage;
(b)	A lump sum equal to the pro-rata portion of the executive officer's target bonus for any outstanding bonus cycle;
(c)	For Mr. Hunt, a lump sum amount equal to two times annual salary and target bonus; and
(d)	For Messrs. Wood, Chard and Dorny, a lump sum amount equal to 1.25 times annual salary and target bonus.

Other Resignation:
(a)	For Mr. Hunt, continuation of annual salary for a restricted period of up to two years, during which non-solicitation, non-competition and non-endorsement covenants remain in effect; and
(b)
For Messrs. Wood, Chard and Dorny, continuation of 75% of annual salary for a restricted period of up to one year, during which non-solicitation, non-competition and non-endorsement covenants remain in effect.

We also have an employment agreement with Mr. Chang that provides, among other things, that:
•	Mr. Chang is entitled to annual retention bonuses for continued employment at the end of each year in the amount of $300,000 for 2014, offset by any cash incentive bonus for the respective year;
•	All of Mr. Chang's equity awards vest upon a termination in connection with a change in control;
•	If Mr. Chang is terminated without cause prior to the end of 2014, he will be entitled to the following termination payments in addition to salary and benefits earned prior to termination:
(a)	Continuation of annual salary and health care coverage and any retention and cash incentive bonuses that would have otherwise been payable, for a period of 12 months; and
(b)	Vesting of any stock incentive awards that would have otherwise vested during such 12‑month period;
•	Following his employment, Mr. Chang will be entitled to a four‑year consulting contract with us for $250,000 per year; and
•	Our obligations under this agreement are contingent upon various restrictive covenants, including, among others, non‑competition, non‑solicitation, non‑endorsement and confidentiality.

For additional discussion on these employment arrangements, see the "Compensation Discussion and Analysis" section above.

Outstanding Equity Awards at Fiscal Year‑End ‑ 2013
The following table provides information on the holdings of equity awards by the named executive officers as of December 31, 2013.
		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)(5)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)

Truman Hunt	2/27/2004	25,000	—	—	19.15	2/26/2014	—	—	—	—
	9/1/2004	25,000	—	—	26.13	9/1/2014	—	—	—	—
	2/28/2005	25,000	—	—	22.33	2/28/2015	—	—	—	—
	8/31/2005	25,000	—	—	21.34	8/31/2015	—	—	—	—
	2/26/2007	25,000	—	—	17.75	2/26/2014	—	—	—	—
	12/20/2007	25,000	—	—	16.5	12/20/2014	—	—	—	—
	2/28/2008	25,000	—	—	16.89	2/28/2015	—	—	—	—
	8/11/2008	50,000	—	—	17.03	8/11/2015	—	—	—	—
	2/27/2009	250,000	—	—	9.4	2/27/2016	—	—	—	—
	6/28/2010	18,750	6,250	—	25.89	6/28/2017	—	—	—	—
	8/31/2010	18,750	6,250	—	25.57	8/31/2017	—	—	—	—
	11/15/2010	50,000	—	—	30.43	11/15/2017	—	—	—	—
	2/28/2011	12,500	12,500	—	31.92	2/28/2018	—	—	—	—
	2/28/2011	—	—	—	—	—	18,750	2,591,625	—	—
	8/15/2011	12,500	12,500	—	39.35	8/15/2018	—	—	—	—
	2/9/2012	6,250	18,750	—	54.08	2/9/2019	—	—	—	—
	2/9/2012	—	—	—	—	—	18,750	2,591,625	37,500	5,183,250
	12/17/2012	6250	18,750	—	44.83	12/17/2019	—	—	—	—
	2/15/2013	—	—	—	—	—	—	—	75,000	10,366,500
	7/15/2013	—	—	75,000	77.65	7/15/2020	—	—	—	—
	12/9/2013	—	50,000	—	131.52	12/9/2020	—	—	—	—

Ritch Wood	3/2/2010	17,500	—	—	28.09	3/2/2017	—	—	—	—
	6/28/2010	10,312	3,438		25.89	6/28/2017	—	—	—	—
	8/31/2010	10,312	3,438	—	25.57	8/31/2017	—	—	—	—
	11/15/2010	50,000	—	—	30.43	11/15/2017	—	—	—	—
	2/28/2011	6,875	6,875	—	31.92	2/28/2018	—	—	—	—
	2/28/2011	13,125	4,375	—	31.92	2/28/2018	—	—	—	—
	2/28/2011	—	—	—	—	—	2,500	92,625	—	—
	8/15/2011	6,875	6,875	—	39.35	8/15/2018	—	—	—	—
	2/9/2012	4,375	4,375	8,750	54.08	2/9/2019	—	—	—	—
	2/9/2012	3,438	10,312	—	54.08	2/9/2019	—	—	—	—
	2/9/2012	—	—	—	—	—	2500	92,625	5,000	691,100
	8/31/2012	3,437	10,313	—	41.49	8/31/2019	—	—	—	—
	2/15/2013	—	—	17,500	41.27	2/15/2020	—	—	—	—
	2/15/2013		13,750		41.27	2/15/2020	—	—	—	—
	2/15/2013	—	—	—	—	—	—	—	10,000	1,382,200
	7/15/2013	—	—	75,000	77.65	7/15/2020	—	—	—	—
	12/9/2013	—	13,750	—	131.52	12/9/2020	—	—	—	—

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)(5)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)

Daniel Chard	2/28/2005	10,000	—	—	22.33	2/28/2015	—	—	—	—
	2/28/2008	17,500	—	—	16.89	2/28/2015	—	—	—	—
	8/11/2008	17,500	—	—	17.03	8/11/2015	—	—	—	—
	2/27/2009	42,500	—	—	9.4	2/27/2016	—	—	—	—
	3/2/2010	17,500	—	—	28.09	3/2/2017	—	—	—	—
	6/28/2010	10,312	3,438	—	25.89	6/28/2017	—	—	—	—
	8/31/2010	10,312	3,438	—	25.57	8/31/2017	—	—	—	—
	11/15/2010	50,000	—	—	30.43	11/15/2017	—	—	—	—
	2/28/2011	6,875	6,875	—	31.92	2/28/2018	—	—	—	—
	2/28/2011	13,125	4,375	—	31.92	2/28/2018	—	—	—	—
	2/28/2011	—	—	—	—	—	2,500	345,550	—	—
	8/15/2011	6,875	6,875	—	39.35	8/15/2018	—	—	—	—
	2/9/2012	4,375	4375	8,750	54.08	2/9/2019	—	—	—	—
	2/9/2012	3,438	10,312	—	54.08	2/9/2019	—	—	—	—
	2/9/2012	—	—	—	—	—	2,500	345,550	5,000	691,100
	8/31/2012	3,437	10,313	—	41.49	8/31/2019	—	—	—	—
	2/15/2013	—	—	17,500	41.27	2/15/2020	—	—	—	—
	2/15/2013	—	13,750	—	41.27	2/15/2020	—	—	—	—
	2/15/2013	—	—	—	—	—	—	—	10,000	1,382,200
	7/15/2013	—	—	75,000	77.65	7/15/2020	—	—	—	—
	12/9/2013	—	13,750	—	131.52	12/9/2020	—	—	—	—

Joseph Chang	12/20/2007	120,000	—	—	16.5	12/19/2014	—	—	—	—
	2/27/2009	37,500	—	—	9.4	2/27/2016	—	—	—	—
	11/9/2009	—	—	—	—	—	10,000	1,382,200	—	—
	3/2/2010	5,625	—	—	28.09	3/2/2017	—	—	—	—
	6/28/2010	1562	1,563	—	25.89	6/28/2017	—	—	—	—
	8/31/2010	3,125	1,563	—	25.57	8/31/2017	—	—	—	—
	11/15/2010	50,000	—	—	30.43	11/15/2017	—	—	—	—
	2/28/2011	3,125	3,125	—	31.92	2/28/2018	—	—	—	—
	2/28/2011	5,625	1875	—	31.92	2/28/2018	—	—	—	—
	2/28/2011	—	—	—	—	—	1,250	172,775	—	—
	8/15/2011	3,125	3,125	—	39.35	8/15/2018	—	—	—	—
	2/9/2012	1875	1875	3,750	54.08	2/9/2019	—	—	—	—
	2/9/2012	1563	4,687	—	54.08	2/9/2019	—	—	—	—
	2/9/2012	—	—	—	—	—	1,250	172,775	2,500	345,550
	8/31/2012	1562	4,688	—	41.49	8/31/2019	—	—	—	—
	2/15/2013	—	—	7,500	41.27	2/15/2020	—	—	—	—
	2/15/2013	—	—	—	—	—	—	—	5,000	691,100
	2/15/2013	—	6,250	—	41.27	2/15/2020	—	—	—	—
	7/15/2013	—	—	50,000	77.65	7/15/2020	—	—	—	—
	12/9/2013	—	6,250		131.52	12/9/2020	—	—	—	—

Matt Dorny	9/1/2004	12,500	—	—	26.13	9/1/2014	—	—	—	—
	2/28/2005	12,500	—	—	22.33	2/28/2015	—	—	—	—
	8/31/2005	12,500	—	—	21.34	8/31/2015	—	—	—	—
	12/20/2007	5,000	—	—	16.5	12/19/2014	—	—	—	—
	2/28/2008	5,000	—	—	16.89	2/27/2015	—	—	—	—
	8/11/2008	12,250	—	—	17.03	8/11/2015	—	—	—	—
	2/27/2009	29,750	—	—	9.4	2/27/2016	—	—	—	—
	3/2/2010	7,500	—	—	28.09	3/1/2017	—	—	—	—
	6/28/2010	4,687	1,563	—	25.89	6/27/2017	—	—	—	—
	8/31/2010	4,687	1,563	—	25.57	8/30/2017	—	—	—	—
	11/15/2010	50,000	—	—	30.43	11/14/2017	—	—	—	—
	2/28/2011	3,125	3,125	—	31.92	2/27/2018	—	—	—	—
	2/28/2011	5,625	1,875	—	31.92	2/27/2018	—	—	—	—
	2/28/2011	—	—	—	—	—	1,250	172,775	—	—
	8/15/2011	3,125	3,125	—	39.35	8/15/2018	—	—	—	—
	2/9/2012	1,875	5,625	—	54.08	2/9/2019	—	—	—	—
	2/9/2012	1,563	4,687	—	54.08	2/9/2019	—	—	—	—
	2/9/2012	—	—	—	—	—	1,250	172,775	2,500	345,550
	8/31/2012	1,562	4,688	—	41.49	8/31/2019	—	—	—	—
	2/15/2013	—	—	7,500	41.27	2/15/2020	—	—	—	—
	2/15/2013	—	6,250	—	41.27	2/15/2020	—	—	—	—
	2/15/2013	—	—	—	—	—	—	—	5,000	691,100
	7/15/2013	—	—	50,000	77.65	7/15/2020	—	—	—	—
	12/9/2013	—	6,250	—	131.52	12/9/2020	—	—	—	—

(1)	Time-Vesting Options
Grant	Vesting Schedule

6/28/2010	Vest in four equal annual installments, the first of which vested on February 26, 2011.

2/28/2011	Vest in four equal annual installments, the first of which vested on February 15, 2012.

8/15/2011	Vest in four equal annual installments, the first of which vested on August 15, 2012.

2/9/2012	Vest in four equal annual installments, the first of which vested on February 15, 2013.

8/31/2012 12/17/2012	Vest in four equal annual installments, the first of which vested on August 15, 2013.

12/9/2013	Vest in four equal annual installments, the first of which vests on August 15, 2014.
All other grants	Vest in four equal annual installments, the first of which vests one year from the date of grant.

(2)          Performance Vesting Options

Grant	Vesting Schedule

2/28/2011
Two equal tranches became eligible for vesting based on the achievement of earnings per share performance levels, measured in terms of diluted earnings per share excluding certain predetermined items. The portions of the first and second tranches that became eligible for vesting were determined by the earnings per share achieved in 2011 and 2012, respectively. The portion of the first tranche that became eligible for vesting vested in two equal annual installments, the first of which vested on March 2, 2012. The portion of the second tranche that became eligible for vesting vests in two equal annual installments, the first of which vested on March 2, 2013.

02/09/2012
Two equal tranches became eligible for vesting based on the achievement of earnings per share performance levels, measured in terms of diluted earnings per share excluding certain predetermined items. The portions of the first and second tranches that became eligible for vesting were determined by the earnings per share achieved in 2012 and 2013, respectively. The portion of the first tranche that became eligible for vesting vested in two equal annual installments, the first of which vested on March 2, 2013. The portion of the second tranche that became eligible for vesting vests in two equal annual installments, the first of which vested on March 2, 2014.

2/15/2013
Two equal tranches become eligible for vesting based on the achievement of earnings per share performance levels, measured in terms of diluted earnings per share excluding certain predetermined items. The portion of the first tranche that becomes eligible for vesting is determined by earnings per share achieved in 2013, ranging from 100% for earnings per share of $3.95 to 50% for earnings per share of $3.70. The portion of the second tranche that becomes eligible for vesting is determined by earnings per share achieved in 2014, ranging from 100% for earnings per share of $4.50 to 50% for earnings per share of $4.15. The portion of the first tranche that becomes eligible for vesting vests in two equal annual installments, the first of which vests on March 2, 2014. The portion of the second tranche that becomes eligible for vesting vests in two equal annual installments, the first of which vests on March 2, 2015. Any portions of the tranches that do not become eligible for vesting will terminate.

7/15/2013
Vests in four equal tranches based on the achievement of earnings per share performance levels, measured in terms of diluted earnings per share excluding certain predetermined items. The first, second, third and fourth tranches vest upon achievement of annualized earnings per share of $6.00, $8.00, $10.00 and $12.00, respectively. The unvested portion of these performance stock options will be terminated if these goals are not achieved based on performance through December 2019, or partially terminated earlier if annualized earnings per share fall below certain thresholds after December 2016.

(3)	Time-Vesting Stock Awards
Grant	Vesting Schedule
11/9/2009	Vest in five equal annual installments, the first of which vested on December 31, 2010.

All other grants	Vest in four equal annual installments, the first of which vests one year from the date of grant.

(4)	The market value of the restricted stock units reported in these columns is based on the closing market price of our stock on December 31, 2013, which was $138.22.

(5)	Performance-Vesting Stock Awards
Grant	Vesting Schedule

2/28/2011
Two equal tranches became eligible for vesting based on the achievement of earnings per share performance levels, measured in terms of diluted earnings per share excluding certain predetermined items. The portions of the first and second tranches that became eligible for vesting were determined by the earnings per share achieved in 2011 and 2012, respectively. The portion of the first tranche that became eligible for vesting vested in two equal annual installments, the first of which vested on March 2, 2012. The portion of the second tranche that became eligible for vesting vested in two equal annual installments, the first of which vests on March 2, 2013.

2/9/2012
Two equal tranches became eligible for vesting based on the achievement of earnings per share performance levels, measured in terms of diluted earnings per share excluding certain predetermined items. The portions of the first and second tranches that became eligible for vesting were determined by the earnings per share achieved in 2012 and 2013, respectively. The portion of the first tranche that became eligible for vesting vested in two equal annual installments, the first of which vests on March 2, 2013. The portion of the second tranche that became eligible for vesting vests in two equal annual installments, the first of which vested on March 2, 2014.

2/15/2013
Two equal tranches become eligible for vesting based on the achievement of earnings per share performance levels, measured in terms of diluted earnings per share excluding certain predetermined items. The portion of the first tranche that becomes eligible for vesting is determined by earnings per share achieved in 2013, ranging from 100% for earnings per share of $3.95 to 50% for earnings per share of $3.70. The portion of the second tranche that becomes eligible for vesting is determined by earnings per share achieved in 2014, ranging from 100% for earnings per share of $4.50 to 50% for earnings per share of $4.15. The portion of the first tranche that becomes eligible for vesting vests in two equal annual installments, the first of which vests on March 2, 2014. The portion of the second tranche that becomes eligible for vesting vests in two equal annual installments, the first of which vests on March 2, 2015. Any portions of the tranches that do not become eligible for vesting will terminate.

Option Exercises and Stock Vested ‑ 2013
The following table provides information on stock option exercises and vesting of stock awards for the named executive officers during 2013.
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Truman Hunt	50,000	1,229,250	75,000	3,118,688
Ritch Wood	105,000	11,612,475	10,000	415,825
Dan Chard	122,500	9,135,172	10,000	415,825
Joe Chang	55,563	4,929,202	15,000	1,590,113
Matt Dorny	25,000	2,267,650	5,750	237,958

(1)	Value realized on exercise of stock options is equal to the number of options exercised multiplied by the market value of our common stock at exercise less the exercise price, and is calculated before payment of any applicable withholding taxes and broker commissions.
(2)	Value realized on vesting of restricted stock units is equal to the number of restricted stock units vested multiplied by the market value of our common stock on the vesting date, and is calculated before payment of any applicable withholding taxes and broker commissions.

Nonqualified Deferred Compensation
Pursuant to our nonqualified Deferred Compensation Plan, certain employees, including the named executive officers, may elect to defer up to 80% of his or her base salary and up to 100% of bonus (minus applicable withholding requirements) that otherwise would be payable in a calendar year. Deferral elections are made prior to the calendar year in which the deferred salary or bonus will be earned. Additionally, we may also elect to contribute money (historically 10% of base salary) to the participant's deferred compensation.
Earnings and losses on deferred compensation are based on market rates and earnings and losses on participant selected investment funds available under our Deferred Compensation Plan. All amounts a participant elects to defer, adjusted for earnings and losses thereon, are 100% vested at all times. All amounts we elect to contribute to a participant's account, adjusted for earnings and losses thereon, vest as to 50% upon 10 years of employment with us, and vest an additional 5% for each year of employment with us thereafter until such amounts are 100% vested upon 20 years of employment with us. In addition, all amounts become 100% vested upon the participant attaining 60 years of age, upon the participant's death or disability as defined in the plan, or otherwise at the discretion of the Executive Compensation Committee.
Our Deferred Compensation Plan also provides a death benefit that will pay, upon a participant's death prior to the commencement of benefit payments, an amount equal to the participant's deferrals, adjusted for earnings and losses thereon, plus the greater of (i) the vested portion of company contributions, adjusted for earnings and losses thereon, or (ii) five times such participant's average base salary for the previous three years. All distributions under the Deferred Compensation Plan are payable in cash, and the participant may elect either a lump sum payment or monthly, quarterly, or annual installments over a maximum of 15 years.
The following table shows the investment funds available under our Deferred Compensation Plan and their annual rates of return for the fiscal year ended December 31, 2013, as reported by the administrator of the plan.
Name of Fund	Rate of Return	Name of Fund	Rate of Return
Advisor Managed Portfolio - Conservative Allocation	0.59%	DWS VIP Equity 500 Index - Class A	31.93%
Advisor Managed Portfolio - Moderate Allocation	3.41%	Fidelity VIP Contrafund - Service Class	31.15%
Advisor Managed Portfolio - Moderate Growth Allocation	7.69%	American Funds Growth - Class 2	30.10%
Advisor Managed Portfolio - Growth Allocation	11.52%	LVIP Delaware Special Opportunities - Standard Class	33.78%
Advisor Managed Portfolio - Aggressive Allocation	16.59%	Fidelity VIP Mid Cap - Service Class	36.06%
LVIP Money Market - Standard Class	0.02%	Neuberger Berman AMT Mid Cap Growth - I Class	32.61%
Delaware VIP Limited Term Diversified - Standard Class	-1.06%	Delaware VIP Small Cap Value Series - Standard Class	33.51%
American Century VP Inflation Protection - Class 2	-8.48%	DWS VIP Small Cap Index - Class A	38.64%
LVIP Delaware Bond - Standard Class	-2.31%	LVIP Baron Growth Opportunities - Service Class	40.06%
Delaware VIP High Yield Series - Standard Class	9.22%	American Funds Global Growth - Class 2	29.18%
FTVIPT Templeton Global Bond Securities - Class 1	1.89%	American Funds Global Small Capitalization - Class 2	28.28%
LVIP Wilshire Conservative Profile - Standard Class	9.75%	Templeton FTVIPT Growth Securities - Class 1	31.05%
LVIP Wilshire Moderate Profile - Standard Class	11.86%	AllianceBernstein VPS International Value - Class A	23.00%
LVIP Wilshire Moderately Aggressive Profile - Standard Class	13.55%	American Funds International - Class 2	21.63%
Franklin FTVIPT Income Securities - Class 1	14.18%	LVIP MFS International Growth - Standard Class	13.61%
LVIP SSgA Global Tactical Allocation RPM - Std Class	9.81%	Delaware VIP Emerging Markets Series - Standard Class	10.14%
Delaware VIP Value Series - Standard Class	33.69%	Delaware VIP REIT Series - Standard Class	2.14%
Franklin FTVIPT Mutual Shares Securities - Class 1	28.53%	MFS VIT Utilities Series - Initial Class	20.52%

The following table provides information on compensation under our nonqualified Deferred Compensation Plan for the year 2013.
Nonqualified Deferred Compensation – 2013
Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last Fiscal YE ($)(1)
Truman Hunt	—	82,500	378,802	—	5,319,001
Ritch Wood	—	28,000	120,846	—	608,110
Daniel Chard	—	26,750	82,714	—	477,331
Joseph Chang	583,000	37,500	901,731	—	5,687,225
Matthew Dorny	75,400	19,350	114,221	—	640,313

(1)	Contribution amounts reflected in this table are and have been reflected in the 2013 Summary Compensation Table and prior years' summary compensation tables, as applicable. Aggregate earnings are not reflected in the 2013 Summary Compensation Table and were not reflected in prior years' summary compensation tables.

Potential Payments Upon Termination or Change in Control
The information below describes the compensation that would become payable under existing plans and arrangements if the named executive officer's employment had terminated on December 31, 2013, given the named executive officer's compensation and service levels as of such date, and if applicable, based on our closing stock price on that date. Except as noted below, all amounts would be payable as a lump sum upon termination, except deferred compensation, which may be payable as a lump sum or in installments at the election of the named executive officer. These benefits are in addition to benefits available generally to salaried employees, such as disability benefits and distributions under our 401(k) plan. In addition, certain obligations of the named executive officers relating to these payments are described above under the section entitled "Narrative to Summary Compensation Table" and "Grants of Plan‑Based Awards Table—Employment Agreements."

Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event, our stock price and the named executive officer's age.

Name	Voluntary Termination ($)	Involuntary Termination for cause ($)	Involuntary Termination Not for cause ($)	Termination (Including Constructive Termination) in Connection With Change of Control ($)	Death ($)(1)	Disability ($)
Truman Hunt
Severance(2)	2,000,000	—	3,250,000	4,625,000	625,000	875,000
Equity(3)	—	—	—	29,503,125	—	—
Deferred Compensation(4)	5,319,001	5,319,001	5,319,001	5,319,001	8,752,819	5,319,001
Health Benefits(5)	—	—	15,306	15,306	—	—
Total	7,319,001	5,319,001	8,584,307	39,462,432	9,377,819	6,194,001

Ritch Wood
Severance(2)	382,500	—	1,020,000	1,211,250	191,250	318,750
Equity(3)	—	—	—	10,752,503	—	—
Deferred Compensation(4)	608,110	608,110	608,110	608,110	2,355,556	608,110
Health Benefits(5)	—	—	15,345	15,345	—	—
Total	990,610	608,110	1,643,455	12,587,208	2,546,806	926,860

Daniel Chard
Severance(2)	382,500	—	1,020,000	1,211,250	191,250	318,750
Equity(3)	—	—	—	9,092,116	—	—
Deferred Compensation(4)	357,999	357,999	357,999	357,999	2,345,833	357,999
Health Benefits(5)	—	—	15,345	15,345	—	—
Total	740,499	357,999	1,393,343	10,676,709	2,537,083	676,749

Joseph Chang
Severance(6)	1,000,000	1,000,000	1,630,000	1,630,000	—	1,137,500
Equity(3)	—	—	3,886,659	7,409,697	—	—
Deferred Compensation(4)	5,680,177	5,680,177	5,680,177	5,680,177	6,985,700	5,680,177
Health Benefits(5)	—	—	15,555	15,555	—	—
Total	6,680,177	6,680,177	11,212,391	14,735,429	6,985,700	6,817,677

Matt Dorny
Severance(2)	315,000	—	840,000	997,500	157,500	262,500
Equity(3)	—	—	—	6,027,497	—	—
Deferred Compensation(4)	514,725	514,725	514,725	514,725	2,031,211	514,725
Health Benefits(5)	—	—	15,345	15,345	—	—
Total	829,725	514,725	1,370,070	7,555,067	2,188,711	777,225

(1)	The amounts reported in this column do not include the proceeds payable on death from term life insurance policies for which we pay the premiums, with coverage, as of December 31, 2013, of $500,000 for Mr. Chang; and $750,000 for Messrs. Hunt, Wood, Chard and Dorny.

(2)	We have employment agreements with Messrs. Hunt, Wood, Chard and Dorny. Among other things, these agreements provide for the following termination payments in addition to salary and benefits earned prior to termination:
(a)            Voluntary termination:
(i)	For Mr. Hunt, continuation of annual salary for a restricted period of up to two years, during which non-solicitation, non-competition and non-endorsement covenants remain in effect; and
(ii)	For Messrs. Wood, Chard and Dorny, continuation of 75% of annual salary for a restricted period of up to one year, during which non-solicitation, non-competition and non-endorsement covenants remain in effect.
(b)            Involuntary termination not for cause (including constructive termination):
(i)	A lump sum equal to the pro-rata portion of the executive officer's earned bonus, if any, for each outstanding bonus cycle;
(ii)	For Mr. Hunt, continuation of annual salary for a period of 24 months; and
(iii)	For Messrs. Wood, Chard and Dorny, continuation of annual salary for a period of 15 months.
(c)            Termination (including constructive termination) in connection with a change in control:
(i)	A lump sum equal to the pro-rata portion of the executive officer's target bonus for any outstanding bonus cycle;
(ii)	For Mr. Hunt, a lump sum amount equal to two times annual salary and target bonus; and
(iii)	For Messrs. Wood, Chard and Dorny, a lump sum amount equal to 1.25 times annual salary and target bonus.
(d)            Termination upon death or disability:
(i)	A lump sum equal to the pro-rata portion of the executive officer's target bonus for any outstanding bonus cycle; and
(ii)	Salary continuation for up to 90 days in certain circumstances related to a disability.

(3)	The amounts payable under the equity category, in the case of stock option awards, are based on the difference between the $138.22 closing price of our stock on December 31, 2013 and the exercise price of the applicable award, multiplied by the number of unvested shares subject to the award. The amounts payable under the equity category in the case of restricted stock units are based on the $138.22 closing price of our stock on December 31, 2013 multiplied by the number of unvested shares subject to the applicable award.

(4)	The amounts reported for deferred compensation, other than for death or disability, reflect only the amounts deferred by the named executive officers, the vested portion of amounts contributed by us and earnings on such amounts. We may, at our discretion, accelerate vesting of the unvested amounts contributed by us in the event of a change in control. If we were to accelerate vesting, the total amounts of deferred compensation payable to the named executive officers would be as follows: Mr. Hunt, $5,319,001; Mr. Wood, $608,110; Mr. Chard, $477,331; Mr. Chang, $5,680,177 and Mr. Dorny, $633,886.

(5)	Pursuant to their employment agreements, Messrs. Hunt, Wood, Chard, Chang and Dorny are entitled to a lump sum equal to twelve months of health care continuation coverage upon involuntary termination not for cause (including constructive termination) and termination (including constructive termination) in connection with change in control.

(6)	We have an employment agreement with Mr. Chang. Among other things, this agreement provides for the following termination payments in addition to salary and benefits earned prior to termination:
(a)            Voluntary termination and involuntary termination for cause:
(i)	A four-year consulting contract with us for $250,000 per year;
(b)	Involuntary termination not for cause (including constructive termination) and termination (including constructive termination) in connection with change in control:
(i)	Continuation of annual salary for a period of 12 months, subject to optional extension.
(ii)	Continuation of any retention and cash incentive bonuses that would have otherwise been payable for a period of 12 months.
(iii)	A four-year consulting contract with us for $250,000 per year, with the first year payment replaced by other severance payments;
(iv)	All payments are subject to forfeiture for breach of key-employee covenants, including non-competition, non-endorsement, non-solicitation and confidentiality.
(c)            Termination upon death or disability:
(ii)	Salary continuation for up to 90 days in certain circumstances related to a disability.

Compensation of Directors
Our Board of Directors periodically reviews director compensation. The Nominating and Corporate Governance Committee is responsible for evaluating director compensation from time to time and making any adjustments it determines are appropriate. The Nominating and Corporate Governance Committee has retained the services of Frederic W. Cook & Co. as its independent compensation consultant to assist in the review of our director compensation program, to provide compensation data and alternatives, and to provide advice as requested. For additional information regarding our independent compensation consultant, see "Compensation Discussion and Analysis—Use of Compensation Consultant and Survey Data".
In 2013, each director who did not receive compensation as an executive officer or employee of our company or our affiliates in 2013 received an annual retainer fee of $50,000, a fee of $1,500 for each meeting of the Board of Directors or any committee meeting thereof attended, and an additional fee of $1,000 for each committee meeting attended if such director was the chair of that committee. The lead independent director, the Audit Committee chair and all other committee chairs received additional annual retainer fees of $20,000, $15,000 and $10,000, respectively, for their service in those positions. Directors were also reimbursed for certain expenses incurred in attending Board of Directors and committee meetings and other corporate events. We also provided company products to our directors for their use. In 2013, each non-management director also received 5,000 stock options and 1,000 restricted stock units, all of which will vest one day prior to the 2014 Annual Meeting.

Director Compensation Table – 2013
The table below summarizes the compensation earned by or paid to each of our directors in 2013 except Truman Hunt, whose compensation is reported in the executive compensation tables. Truman Hunt serves as a director, but as a company employee he receives no compensation for his services as a director.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Nevin Andersen	124,500	56,780	77,100	—	258,380
Daniel Campbell	142,500	56,780	77,100	—	276,380
Andrew Lipman	127,000	56,780	77,100	—	260,880
Patricia Negron	104,000	56,780	77,100	—	237,880
Thomas Pisano	105,500	56,780	77,100	—	239,380
Neil Offen	104,000	56,780	77,100	—	237,880
Steven Lund	—	—	1,089,000	1,298,573	2,387,573

(1)	During the fiscal year ended December 31, 2013, Messrs. Andersen, Campbell, Lipman, Pisano and Offen and Ms. Negrón each received 1,000 restricted stock units and 5,000 stock options. During the fiscal year ended December 31, 2013, Mr. Lund received 50,000 performance stock options, which vest in four equal tranches based on the achievement of $6.00, $8.00, $10.00 and $12.00 earnings per share performance levels, measured in terms of diluted earnings per share excluding certain predetermined items. The amounts reported in these columns reflect the aggregate grant date fair value of equity awards computed in accordance with FASB ASC Topic 718 and do not represent amounts actually received by the director. For this purpose, the estimate of forfeitures is disregarded and the value of the stock awards is discounted to reflect that no dividends are paid prior to vesting. For information on the valuation assumptions used in calculating these amounts, refer to Note 11 to our financial statements in the Form 10-K filed for the fiscal year ended December 31, 2013.

The outstanding stock and option awards held at December 31, 2013 by each of the listed individuals are set forth in the chart below:
Name	Stock Awards	Option Awards
Nevin Andersen	1,000	35,100
Daniel Campbell	1,000	45,000
Andrew Lipman	1,000	75,100
Patricia Negron	1,000	10,000
Thomas Pisano	1,000	15,000
Neil Offen	1,000	15,000
Steven Lund	10,416	100,000

(2)	For Mr. Lund the "All Other Compensation," column reports Mr. Lund's compensation as an employee of the company for 2013, including a salary of $550,000, an incentive plan bonus of $660,000, a discretionary holiday bonus of $24,216, and other compensation of $64,357, including $8,350 in life insurance premiums and 401(k) contributions of $28,000 and our incremental cost for perquisites and personal benefits including company products, gifts at company parties, spouse travel to corporate and sales force events where the spouse is expected to attend and help entertain and participate in events with our employees or sales force and their spouses and $2,521 for tax payments for corporate and sales force event related spouse travel.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our Class A Common Stock as of April 1, 2014, by (i) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the outstanding shares of the Class A Common Stock, (ii) each of our directors and director nominees, (iii) each of our executive officers whose name appears in the summary compensation table under the caption "Executive Compensation," and (iv) all of our executive officers and directors as a group. The business address of the 5% stockholders is indicated in the footnotes to the table. Unless otherwise indicated in the footnotes to the table the stockholders listed have direct beneficial ownership and sole voting and investment power with respect to the shares beneficially owned. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 58,939,302 shares of Class A Common Stock outstanding on April 1, 2014, plus the number of shares of Class A Common Stock that such person or group had the right to acquire within 60 days after April 1, 2014. [Tanya to confirm]
Directors, Executive Officers, 5% Stockholders	Number of Shares	%
Truman Hunt (1)	816,899	1.4
Steven Lund (2)	605,897	1.0
Joseph Chang (3)	308,719	*
Daniel Chard (4)	278,269	*
Matt Dorny (5)	216,944	*
Ritch Wood (6)	195,628	*
Andrew Lipman (7)	103,053	*
Daniel Campbell (8)	80,000	*
Thomas Pisano (9)	45,653	*
Nevin Andersen (10)	37,153	*
Neil Offen (11)	12,442	*
Patricia Negrón	5,942	*
Vanguard Group, Inc. (12)	3,765,082	6.4
The London Company (13)	2,938,320	5.0

All directors and executive officers as a group (13 persons) (14)	2,855,790	4.8

*	Less than 1%
(1)	Includes 568,750 shares of Class A Common Stock that Mr. Hunt had the right to acquire within 60 days.
(2)	Includes 548,676 shares of Class A Common Stock held by a family limited liability company. Mr. and Mrs. Lund are co–managers of the limited liability company and share voting and investment power with respect to all shares held by the limited liability company. Also includes 7,221 shares of Class A Common Stock held indirectly by Mr. Lund as co‑trustee with respect to which he has shared voting and investment power, for which Mr. Lund disclaims beneficial ownership. Also includes 50,000 shares of Class A Common Stock that Mr. Lund had the right to acquire within 60 days.
(3)	Includes 248,437 shares of Class A Common Stock that Mr. Chang had the right to acquire within 60 days.
(4)	Includes 244,999 shares of Class A Common Stock that Mr. Chard had the right to acquire within 60 days.
(5)	Includes 186,999 shares of Class A Common Stock that Mr. Dorny had the right to acquire within 60 days.

(6)	Includes 157,499 shares of Class A Common Stock that Mr. Wood had the right to acquire within 60 days.
(7)	Includes 70,100 shares of Class A Common Stock that Mr. Lipman had the right to acquire within 60 days.
(8)	Includes 40,000 shares of Class A Common Stock that Mr. Campbell had the right to acquire within 60 days.
(9)	Includes 10,000 shares of Class A Common Stock that Mr. Pisano had the right to acquire within 60 days.
(10)	Includes 30,100 shares of Class A Common Stock that Mr. Andersen had the right to acquire within 60 days.
(11)	Includes 10,000 shares of Class A Common Stock that Mr. Offen had the right to acquire within 60 days.
(12)	The information regarding the number of shares beneficially owned or deemed to be beneficially owned by Vanguard Group, Inc. was taken from a Schedule 13G filed by that entity with the Securities and Exchange Commission on February 12, 2014. The address of Vanguard Group, Inc. is 100 Vanguard Blvd, Malvern, PA 19355.
(13)	The information regarding the number of shares beneficially owned or deemed to be beneficially owned by The London Company was taken from a Schedule 13G filed by that entity with the Securities and Exchange Commission on February 6, 2013. The address of The London Company is 1801 Bayberry Court, Suite 301, Richmond, VA 23226.
(14)	Includes 1,733,133 shares of Class A Common Stock that all of our executive officers and directors as a group had the right to acquire within 60 days.

Equity Compensation Plan Information
The following table provides information as of December 31, 2013, about our Class A Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	7,372,578 (1)	$46.64	2,218,001 (2)

Equity compensation plans not approved by security holders	─	─	─

Total	7,372,578	$46.64	2,218,001

(1)	Consists of 6,642,859 options and 729,719 restricted stock units. Excluding the impact of restricted stock units, which are exercised for no consideration, the weighted‑average exercise price of the outstanding options was $47.10 and the weighted average remaining life of the options was 4.47 years.
(2)	Consists of 2,218,001 shares available for future issuance under our Amended and Restated 2010 Omnibus Incentive Plan.

Item 13.                          Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Person Transactions
Review and Approval of Related Person Transactions
Our Audit Committee Charter requires that the Audit Committee review related party transactions that are significant in size, and approve or reject such transactions with executive officers, members of the Board of Directors, or significant stockholders for which a special committee of the Board of Directors has not been established.
In 2007, we adopted a written policy and procedures with respect to related person transactions, which includes specific provisions for the approval of related person transactions. Pursuant to this policy, related person transactions include a transaction, arrangement or relationship in which we and certain enumerated related persons participate, and the amount involved exceeds $25,000.
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
In reviewing and approving related person transactions, the Audit Committee, or its chair, shall consider all information that the Audit Committee, or its chair, believes to be reasonable in light of the circumstances. The Audit Committee or its chair, as the case may be, shall approve only those related person transactions that are determined to be in, or not inconsistent with, our best interests and that of our stockholders, as the Audit Committee or its chair determines in good faith. No member of the Audit Committee shall participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members has an interest.
Related Person Transactions
During 2013, we paid employment compensation in excess of $120,000 to one relative of Ritch Wood.  Ryan Wood, the brother of Ritch Wood, received approximately $154,881 in salary, bonuses and other compensation, and 12,000 performance stock options and 700 restricted stock units during 2013. In addition, Ryan Wood also participated in the employee benefit plans available generally to our employees.
Director Independence
The Board of Directors has determined that each of the current directors, listed below, is an "independent director" under the listing standards of the New York Stock Exchange.
Nevin Andersen	Andrew Lipman	Thomas Pisano
Daniel Campbell	Patricia Negrón	Neil Offen

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

Item 14.                          Principal Accountant Fees and Services
Audit and Non‑Audit Fees
The following table presents approximate fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal years ending December 31, 2013, and December 31, 2012, and approximate fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.
	Fiscal 2013 ($)	Fiscal 2012 ($)
Audit Fees(1)	2,908,826	1,974,756
Audit-Related Fees(2)	25,000	─
Tax Fees(3)	2,452,139	2,442,800
All Other Fees(4)	1,800	1,800
Total	5,387,765	4,419,356

(1)
Audit Fees consist of fees billed for the audit of annual financial statements, review of quarterly financial statements and services normally provided in connection with statutory and regulatory filings or engagements, including services associated with SEC registration statements.

(2)	Audit-Related Fees consist of fees for the review of audit work papers.

(3)
Tax Fees consist of approximately $874,639 in fees for tax compliance work and $1,577,500 in fees for tax planning work in 2013 and approximately $945,800 in fees for tax compliance work and $1,497,000 in fees for tax planning work in 2012.

(4)	All Other Fees consist of annual software license fees.

Audit and Non‑Audit Services Pre‑Approval Policy
Under the Audit and Non‑Audit Services Pre‑Approval Policy, the Audit Committee must pre‑approve all audit and non‑audit services provided by the independent registered public accounting firm. The policy, as described below, sets forth the procedures and conditions for such pre‑approval of services to be performed by the independent registered public accounting firm. Under the policy, proposed services may be either pre‑approved categorically within specified budgets ("general pre‑approval") or specifically pre‑approved on a case‑by‑case basis ("specific pre‑approval"). In approving any services by the independent registered public accounting firm, the Audit Committee will consider whether the performance of any such service would impair the independent registered public accounting firm's independence.
The Audit Committee must specifically pre‑approve the terms and fees of each annual audit services engagement. All other Audit, Audit‑related, Tax, and All Other Services (each defined in the policy) may be generally pre‑approved pursuant to projected categorical budgets. The Audit services subject to general pre‑approval include such services as statutory audits or financial audits for subsidiaries or affiliates and services associated with SEC registration statements, periodic reports, and other documents filed with the SEC or other documents issued in connection with securities offerings. Audit‑related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are traditionally performed by the independent registered public accounting firm. Tax services include tax compliance, tax planning, and tax advice. All Other Services are those routine and recurring services that the Audit Committee believes will not impair the independence of our registered public accounting firm, such as new market development advice and other miscellaneous services. The SEC prohibits our independent registered public accounting firm from performing certain non‑audit services, and under no circumstances will the Audit Committee approve such services by it.

The Audit Committee will review the generally pre‑approved services from time‑to‑time, at least annually. Any changes to budgeted amounts or proposed services will require specific pre‑approval by the Audit Committee.
In 2013, all of the services provided by PricewaterhouseCoopers LLP were approved by the Audit Committee in accordance with the Audit and Non‑Audit Services Pre‑Approval Policy.
PART IV

Item 15.                          Exhibits and Financial Statement Schedules
(1)	Financial Statements: Reference is made to the Index to Consolidated Financial Statements and Schedule on of this Annual Report on Form 10−K as initially filed on March 18, 2014.
(2)                 Financial Statement Schedule.  N/A
(3)	Exhibits. Reference is made to the Index to Exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10−K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2014.

NU SKIN ENTERPRISES, INC.

By: /s/ Ritch N. Wood
Ritch N. Wood
Chief Financial Officer

EXHIBITS

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