Form 10-Q
period 2014-03-31
NU SKIN ENTERPRISES INC
filed 2014-05-08
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UT 84601	(IRS Employer Identification No.)
(Address of principal executive offices, including zip code)
(801) 345-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

As of April 30, 2014, 58,949,802 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2014 FORM 10-Q QUARTERLY REPORT – FIRST QUARTER

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks.  The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$284,580	$525,153
Current investments	18,703	21,974
Accounts receivable	56,644	68,652
Inventories, net	410,668	339,669
Prepaid expenses and other	149,523	162,886
	920,118	1,118,334

Property and equipment, net	411,929	396,042
Goodwill	112,446	112,446
Other intangible assets, net	81,377	83,168
Other assets	115,751	111,072
Total assets	$1,641,621	$1,821,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,276	$82,684
Accrued expenses	449,434	626,284
Current portion of long-term debt	88,031	67,824
	588,741	776,792

Long-term debt	109,882	113,852
Other liabilities	79,418	71,799
Total liabilities	778,041	962,443

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	399,677	397,383
Treasury stock, at cost – 31.6 million shares	(848,335)	(826,904)
Accumulated other comprehensive loss	(66,250)	(46,228)
Retained earnings	1,378,397	1,334,277
	863,580	858,619
Total liabilities and stockholders' equity	$1,641,621	$1,821,062

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Revenue	$671,061	$541,305
Cost of sales	106,644	90,045

Gross profit	564,417	451,260

Operating expenses:
Selling expenses	313,101	233,094
General and administrative expenses	150,119	135,507

Total operating expenses	463,220	368,601

Operating income	101,197	82,659
Other income (expense), net	(3,604)	112

Income before provision for income taxes	97,593	82,771
Provision for income taxes	33,332	28,489

Net income	$64,261	$54,282

Net income per share (Note 2):
Basic	$1.09	$0.93
Diluted	$1.05	$0.90

Weighted-average common shares outstanding (000s):
Basic	58,869	58,352
Diluted	61,227	60,566

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Earnings (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Net income	$64,261	$54,282

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(19,528)	(3,373)
Net unrealized gains on foreign currency cash flow hedges	(257)	986
Reclassification adjustment for realized losses (gains) in current earnings	(237)	(1,163)
	(20,022)	(3,550)

Comprehensive income	$44,239	$50,732

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$64,261	$54,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,251	7,612
Foreign currency gains	3,445	(336)
Stock-based compensation	8,682	5,712
Deferred taxes	9,023	2,826
Changes in operating assets and liabilities:
Accounts receivable	11,597	(8,048)
Inventories, net	(76,730)	(15,995)
Prepaid expenses and other	9,533	(9,997)
Other assets	(3,752)	(7,553)
Accounts payable	(30,692)	5,528
Accrued expenses	(166,830)	32,920
Other liabilities	(1,388)	3,435

Net cash provided by (used in) operating activities	(160,600)	70,386

Cash flows from investing activities:
Purchases of property and equipment	(30,538)	(41,239)
Proceeds of investment sales	12,638	4,844
Purchases of investments	(9,556)	-

Net cash used in investing activities	(27,456)	(36,395)

Cash flows from financing activities:
Exercise of employee stock options	(8,375)	(268)
Payment of debt	(5,834)	(7,816)
Payment of cash dividends	(20,141)	(17,514)
Income tax benefit of options exercised	5,610	2,245
Proceeds from debt	20,000	20,000
Repurchases of shares of common stock	(25,002)	(14,615)

Net cash used in financing activities	(33,742)	(17,968)

Effect of exchange rate changes on cash	(18,775)	(10,328)

Net increase/(decrease) in cash and cash equivalents	(240,573)	5,695

Cash and cash equivalents, beginning of period	525,153	320,025

Cash and cash equivalents, end of period	$284,580	$325,720

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. Over the last five years, the Company has introduced new Pharmanex nutritional supplements and Nu Skin personal care products un der its ageLOC anti-aging brand. The Company reports revenue from five geographic regions:  Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; North Asia, which consists of Japan and South Korea; South Asia/Pacific, which consists of Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; Americas, which consists of the United States, Canada and Latin America; and Europe, Middle East and Africa ("EMEA"), which consists of several markets in Europe as well as Israel, Russia and South Africa (the Company's subsidiaries operating in these countries are collectively referred to as the "Subsidiaries").

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 2014, and for the three-month periods ended March 31, 2014 and 2013. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2014 and 2013, other stock options totaling 2.0 million and 0.3 million, respectively were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In March 2014, the Company's board of directors declared a quarterly cash dividend of $0.345 per share. This quarterly cash dividend totaling $20.1 million was paid on March 26, 2014, to stockholders of record on March 14, 2014. In May 2014, the Company's board of directors declared a quarterly cash dividend of $0.345 per share to be paid June 11, 2014 to stockholders of record on May 23, 2014.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 2.9 billion Japanese yen and 11.0 million euros ($28.0 million and $15.1 million, respectively) as of March 31, 2014 and 1.1 billion Japanese yen ($11.7 million) and no euros as of March 31, 2013 to hedge forecasted foreign-currency-denominated intercompany transactions.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The contracts held at March 31, 2014 have maturities through February 2015 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive income will be recognized in current earnings over the next 12 months. The pre-tax net gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive income to revenue were $0.4 million and $1.8 million for the three-month periods ended March 31, 2014 and 2013. The corresponding tax effects of these transactions were recorded in provision for income tax expense. As of March 31, 2014 and December 31, 2013, there were $0.8 million and $1.3 million of unrealized gains included in accumulated other comprehensive income related to foreign currency cash flow hedges. The remaining $67.0 million and $47.5 million as of March 31, 2014 and December 31, 2013, respectively, in accumulated other comprehensive income are related to cumulative translation adjustments.

5.	REPURCHASES OF COMMON STOCK

During the three-month periods ended March 31, 2014 and 2013, the Company repurchased approximately 0.3 million and 0.4 million shares of its Class A common stock under its open market repurchase plan for approximately $25.0 million and $14.6 million, respectively. At March 31, 2014, $369.5 million was available for repurchases under the stock repurchase program.

6.	SEGMENT INFORMATION

The Company operates in a single operating segment by selling products through a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China, the Company utilizes sales employees, contractual sales promoters, and independent direct sellers to distribute its products.  Contractual sales promoters sell products in similar fashion to the Company's sales employees, but act as independent agents to sell products through its retail stores and website.  Independent direct sellers can sell away from the Company's stores in jurisdictions where the Company has obtained a direct sales license to do so. Selling expenses are the Company's largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its sales force in Mainland China. The Company manages its business primarily by managing its sales force.  The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does report revenue in five geographic regions: Greater China, North Asia, Americas, South Asia/Pacific and EMEA.

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2014	2013

Greater China	$278,929	$170,822
North Asia	195,461	185,910
Americas	79,909	75,692
South Asia/Pacific	71,194	66,957
EMEA	45,568	41,924
Total	$671,061	$541,305

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2014	2013

Nu Skin	$402,111	$321,440
Pharmanex	267,272	218,351
Other	1,678	1,514
Total	$671,061	$541,305

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2014	2013

Mainland China	$212,217	$119,665
South Korea	114,000	81,095
Japan	81,461	104,815
United States	54,822	56,886
Taiwan	35,764	32,126
Hong Kong	30,948	19,031
Malaysia	19,049	18,043

Long-lived assets:	March 31, 2014	December 31, 2013

Mainland China	$89,967	$82,726
South Korea	21,660	14,345
Japan	11,261	9,970
United States	274,489	273,388
Taiwan	1,938	1,928
Hong Kong	2,352	2,497
Malaysia	1,327	1,463

7.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of March 31, 2014, the Company had net deferred tax assets of $56.7 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter.  Other than earnings the Company intends to reinvest indefinitely, the Company accrues for the U.S. federal, state and foreign income tax applicable to the earnings.  Undistributed earnings that the Company has indefinitely reinvested, and for which no federal income taxes in the U.S. have been provided, aggregate to $50.0 million at March 31, 2014 and December 31, 2013.  In the event that all non-U.S. subsidiaries' undistributed earnings, which the Company has designated as indefinitely reinvested, were remitted to the United States to fund operating and capital plans, regulatory capital requirements parent company financing or cash flow needs, the amount of incremental taxes would be approximately $5.5 million.

8.	UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  The Company is no longer subject to tax examinations from the United States Internal Revenue Service (the "IRS") for any years for which tax returns have been filed except for 2011.  With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2008.  In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2014 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.  In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2007. Along with the IRS examination of 2011, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits, net of foreign currency adjustments, may decrease within the next 12 months by a range of approximately $3 to $4 million.

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

The Company is currently involved in a dispute related to customs assessments on several of the Company's products made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest.  Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was approximately 4.2 billion Japanese yen as of March 31, 2014 (approximately $40.3 million), net of any recovery of consumption taxes.  The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with the applicable Customs authorities, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal. The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently being required to post a bond or make a deposit to secure any additional duties that may be due and payable on these current imports.  Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be limited going forward as the Company has entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

In addition, the Company is currently being sued in several purported class action lawsuits and derivative claims relating to negative media and regulatory scrutiny regarding the Company's business in Mainland China and the associated decline in the Company's stock price.  These lawsuits, or others filed alleging similar facts, could result in monetary or other penalties that may affect the Company's operating results and financial condition.

Additionally, in April 2014, the Company responded to a stockholder demand from the Trustees of the Laborers' International Union of North America Local 235 Annuity Fund, seeking to inspect certain corporate records pursuant to Delaware General Corporation Law Section 220.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10.	LONG-TERM DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings.  The following table summarizes the Company's long-term debt arrangements:

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2014(1)	Balance as of December 31, 2013	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility(2):
U.S. dollar denominated:	$40.0 million	$17.1 million	$17.1 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.
	$20.0 million	$8.6 million	$11.4 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.
Japanese yen denominated:	3.1 billion yen	0.4 billion yen or $4.3 million	0.4 billion yen or $4.1 million	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.(3)
	2.3 billion yen	1.3 billion yen or $12.6 million	1.3 billion yen or $12.3 million	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.
	2.2 billion yen	0.9 billion yen or $9.0 million	1.2 billion yen or $11.8 million	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.
	8.0 billion yen	8.0 billion yen or $77.3 million	8.0 billion yen or $75.8 million	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Revolving credit facilities(4)(5):
2010		$35.0 million	$35.0 million	Variable 30 day: 0.66%	Revolving line of credit.

2013		$34.0 million	$14.0 million	Variable 30 day: 0.5843%	Revolving line of credit.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

(1)	The current portion of the Company's long-term debt (i.e. becoming due in the next 12 months) includes $10.4 million of the balance of its Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on its U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $69.0 million of the Company's revolving loans.

(2)	On May 6, 2014, the Company entered into a third amendment of the amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers. The amendment modified the restricted payments covenant to allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $50 million for the quarter ending March 31, 2014, $100 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of the agreement.

(3)	On April 30, 2014, the Company paid the notes in full.

(4)	On April 9, 2014, the Company entered into an additional 364 day revolving line of credit with Bank of America, N.A. with a commitment amount of $50.0 million. The interest rate is equal to 1 month LIBOR plus 95.0 basis points.

(5)	On May 6, 2014, the Company entered into a fifth amendment of the amended and restated credit agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent. The amendment modified the restricted payments covenant to allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $50 million for the quarter ending March 31, 2014, $100 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of the agreement. The amendment also fixed the applicable interest rate at LIBOR plus 0.75%, increased the commitment fee to 0.25% and extended the term of the agreement from May 9, 2014 to August 8, 2014, with $15 million reductions in the commitment amount on June 30, 2014 and July 31, 2014.

11.	ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
12.      REVISIONS

The presentation of the Company's consolidated statements of income for the first quarter of 2013 was revised to reduce the selling expense and revenue by $8.8 million related to an error in the classification of selling rebates.  The revision had no effect on the operating income, net income or comprehensive income, the consolidated balance sheet or cash flows.  The revision was not considered to be material to the previously issued financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

13.      SUBSEQUENT EVENT

As of March 31, 2014, the Company was in violation of its restricted payments covenant under its amended and restated credit agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent, as amended (the "JPMC Agreement") and its amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers, as amended (the "Prudential Agreement"), which restricts the Company from making dividend payments or stock repurchases to the extent the aggregate amount of such payments exceed $100 million plus the cumulative cash flow from operations less capital investments since June 30, 2012. Effective May 6, 2014, the Company entered into amendments of the JPMC Agreement and the Prudential Agreement that allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $50 million for the quarter ending March 31, 2014, $100 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of these agreements. The amendment of the JPMC Agreement also fixed the applicable interest rate at LIBOR plus 0.75%, increased the commitment fee to 0.25% and extended the term of the agreement from May 9, 2014 to August 8, 2014, with $15 million reductions in the commitment amount on June 30, 2014 and July 31, 2014.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that represent the company's current expectations and beliefs. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, new products, opportunities and risks; statements of projections regarding future operating results and other financial items; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on certain assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see "Item 1A – Risk Factors" of this Quarterly Report, as well as the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 (our "Annual Report").

The following Management's Discussion and Analysis should be read in conjunction with our financial statements and related notes and Management's Discussion and Analysis included in our Annual Report, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Overview

Our revenue for the three-month period ended March 31, 2014 increased 24% to $671.1 million, when compared to the same period in 2013, with foreign currency fluctuations negatively impacting revenue 4%. This increase reflects year-over-year growth in each of our regions with significant growth in Greater China and South Korea. Earnings per share for the first quarter of 2014 were $1.05, compared to $0.90 in the prior year. Sales Leaders and Actives increased 24% and 12%, respectively, compared to the prior-year period.

When compared to results for the fourth quarter of 2013, our revenue in the first quarter of 2014 decreased 36%, and Sales Leaders and Actives declined 34% and 16%, respectively. We typically experience a significant sequential decline in revenue and sales leader numbers in the quarter following a limited-time offer because of the higher than normal increase in revenue and sales leader activity during the quarter of the limited-time offer, which skews year-over-year and sequential comparisons. We also typically experience a seasonal decline from the fourth quarter to the first quarter. We believe our first quarter results, however, were adversely impacted by two additional factors.

First, in January 2014, in response to media scrutiny in a prominent Chinese newspaper and subsequent government investigations of our operations and the activities of our sales force in Mainland China, we voluntarily took a number of steps in Mainland China to address regulatory concerns. These steps included suspending our business promotional meetings and suspending the acceptance of applications for new sales representatives. These steps caused a significant disruption in business growth in Mainland China, our fastest growing market. We resumed corporate-hosted business meetings and began accepting new sales representative applications as of May 1, 2014, and we anticipate that it may take some time to determine how the business will respond.

Second, sales of ageLOC TR90 in the second half of 2013 were substantial. Our limited-time offer generated approximately $550 million of sales during this period. This product was sold in a kit containing a three-month supply. We believe the significant 2013 sales and the three-month supply kit configuration decreased consumer demand in subsequent regional limited-time offers of this product during the first quarter.  In addition, TR90 was developed to decrease fat without sacrificing lean muscle. The result is a healthier body composition but not necessarily maximum weight loss. Our research shows that some consumers of TR90 were dissatisfied with the extent of their weight loss. We plan to address any consumer dissatisfaction with TR90 weight-loss results going forward by simplifying the eating plan and educating our sales force and consumers on the importance of maintaining lean muscle mass while focusing on weight loss from fat. In some markets, we have elected to make TR90 generally available shortly following a regional limited-time offer, rather than waiting a longer period as in previous limited-time offers. We believe these issues combined to result in regional limited-time offer sales, including in the North Asia region in the first quarter of 2014, which were significantly lower than global limited-time offer sales in the second half of 2013.

Revenue

Greater China. The following table sets forth revenue for the three-month periods ended March 31, 2014 and 2013 for the Greater China region and its principal markets (U.S. dollars in millions):

	2014	2013	Change

Mainland China	$212.2	$119.7	77%
Taiwan	35.8	32.1	12%
Hong Kong	30.9	19.0	63%
Greater China total	$278.9	$170.8	63%

Foreign currency exchange rate fluctuations positively impacted revenue in this region by 2% during the three-month period ended March 31, 2014.
Year-over-year revenue and sales force growth in the Greater China region was driven by interest in our opportunity and strong product portfolio. The final phase of our initial limited-time offers of ageLOC TR90 in the Greater China region generated approximately $15 million in revenue in the first quarter of 2014. We currently plan to introduce our ageLOC Tru Face Essence Ultra anti-aging skin care serum through a limited-time offer in Mainland China in the second and third quarters of 2014. Regional limited-time offers of TR90 and ageLOC Tru Face Essence Ultra in Hong Kong and Taiwan are also currently planned for the second and third quarters. Sales Leaders and Actives in Mainland China increased 45% and 14%, respectively, compared to the prior-year period. Sales Leaders and Actives in Taiwan were up 10% compared to the prior year.  Sales Leaders and Actives in Hong Kong were up 68% and 53%, respectively, compared to the prior year.

Adverse media reports and government investigations, and our voluntary suspension of business promotional meetings and applications for new sales representatives in Mainland China had a significant negative impact on our revenue and number of Sales Leaders and Actives in this region during the first quarter, with Sales Leaders and Actives declining 49% and 38% sequentially. At the conclusion of the regulatory investigations by the Administrations of Industry and Commerce in Shanghai and Beijing in March 2014, Nu Skin China was penalized in the amount of US $524,000 (RMB 3.26 million) for the sale of certain products by individual direct sellers that, while permitted for sale in Nu Skin China's retail stores, were not registered for the direct selling channel. Nu Skin China was also fined US $16,000 (RMB 100,000) for product claims that were deemed to lack sufficient documentary support. We understand that six of our sales employees were also fined for unauthorized promotional activities in an aggregate amount of US $241,000 (RMB 1.50 million). In addition, Nu Skin China was asked to enhance the education and supervision of its sales representatives and is currently in the process of implementing these enhancements. We recently resumed corporate-hosted business meetings and acceptance of applications for new sales representatives. Any unanticipated delays, complications or other difficulties in resuming normal business operations could further impact our business negatively. As we have not previously undertaken such a lengthy suspension of business promotional meetings and applications for new sales representatives, there is some uncertainty regarding how our sales force will respond to the resumption of these activities and what impact adverse publicity and these voluntary actions will have on our business going forward.

North Asia.  The following table sets forth revenue for the three-month periods ended March 31, 2014 and 2013 for the North Asia region and its principal markets (U.S. dollars in millions):

	2014	2013	Change

South Korea	$114.0	$81.1	41%
Japan	81.5	104.8	(22%)
North Asia total	$195.5	$185.9	5%

Revenue in the region for the three-month period ended March 31, 2014 was negatively impacted approximately 4% by foreign currency exchange rate fluctuations.

Local currency revenue growth of 38% in South Korea for the three-month period ended March 31, 2014, compared to the same prior-year period, reflects continued growth in Actives and Sales Leaders, interest generated by our ageLOC products and alignment with our product launch process. Our regional limited-time offer of TR90 in South Korea during the first quarter generated approximately $13 million in sales.  Our Sales Leaders in South Korea increased 36% and the number of Actives increased 25%, compared to the prior year, driven by strong interest in our innovative anti-aging portfolio and opportunity.

Local currency revenue in Japan during the first quarter of 2014 decreased 14%, compared to the same period in 2013. The revenue decline in Japan was augmented by the Japanese yen weakening significantly against the U.S. dollar, negatively impacting our revenue in this market by an additional 8% compared to the same period in 2013. Our limited-time offer of TR90 in Japan during the first quarter generated approximately $5 million in sales.  Japan's revenue in the first quarter of 2013 included sales from the launch of our ageLOC Body Spa and related products. Over the course of the last year we changed our distributor sign-up process and have enhanced our distributor education, training and compliance efforts to address concerns expressed by a Japanese regulatory agency in 2013. These concerns also led us to be cautious in our promotional activities in Japan. We believe these steps negatively impacted our revenue in this market. In the first quarter of 2014, Sales Leaders and Actives in Japan decreased 16% and 5%, respectively, compared to the prior-year period, reflecting challenges related to the difficult direct selling environment in Japan.

Americas. The following table sets forth revenue for the three-month periods ended March 31, 2014 and 2013 for the Americas region (U.S. dollars in millions):

	2014	2013	Change

Americas	$79.9	$75.7	6%

Revenue in the Americas increased 6% in the first quarter of 2014 compared to the same prior-year period. Revenue in the region for the three-month period ended March 31, 2014 was negatively impacted approximately 12% by foreign currency exchange rate fluctuations. Revenue in the region was positively impacted by strong growth in Canadian and Latin American markets.  In the United States, revenue was down 4%, compared to the same prior-year period. We believe our inability to market our facial spa in the United States limited revenue growth in this market. We currently expect that the facial spa will become available for sale in the United States in the second half of 2014. Sales Leaders and Actives in the Americas region increased by 17% and 10%, respectively, when compared to the prior year.

South Asia/Pacific. The following table sets forth revenue for the three-month periods ended March 31, 2014 and 2013 for the South Asia/Pacific region (U.S. dollars in millions):

	2014	2013	Change

South Asia/Pacific	$71.2	$67.0	6%

Foreign currency exchange rate fluctuations in South Asia/Pacific negatively impacted revenue by 10% in the three-month period ended March 31, 2014, when compared to the same prior-year period. Revenue growth in this region reflects continued interest in our opportunity and strong product portfolio. Regional limited-time offers of ageLOC TR90 are currently planned for the second and third quarters. Sales Leaders in the region increased 27% and Actives increased 17%, compared to the prior year.

EMEA. The following table sets forth revenue for the three-month periods ended March 31, 2014 and 2013 for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2014	2013	Change

EMEA	$45.6	$41.9	9%

Foreign currency exchange rate fluctuations in the EMEA region negatively impacted revenue by 2% for the three-month period ended March 31, 2014. Local currency revenue growth of 10% in EMEA during the first quarter of 2014, compared to the same prior-year period, reflects continued interest in our product portfolio, including our ageLOC products. Sales Leaders and Actives in our EMEA region increased by 5% and 3%, respectively, when compared to the prior year.

Gross profit

Gross profit as a percentage of revenue was 84.1% for the first quarter of 2014, and 83.4% in the same prior-year period. This increase reflects strong gross margins on a consolidated basis for our ageLOC products. Similarly, revenue growth in Mainland China, where our gross margin on a consolidated basis benefits from our self-manufactured products, also positively impacted our gross profit as a percentage of revenue. Given heightened media and regulatory scrutiny in Mainland China and the voluntary measures we have taken in that market, we have adjusted our 2014 product launch plans. This change in plans increases the risk of inventory write-offs in Mainland China if we are unable to sell the inventory we produced based on our prior plans and forecasts. Any inventory write-off in Mainland China or any of our other markets would negatively impact our gross margins.

Selling expenses

Selling expenses as a percentage of revenue increased to 46.7% for the three-month period ended March 31, 2014 from 43.1% for the same period in 2013. This increase was largely due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives. The salaries of our sales employees in Mainland China are fixed for a three-month period of time, until they are adjusted during a quarterly evaluation process.  Consequently, the negative revenue impact of the voluntary measures we took in Mainland China caused our selling expenses as a percentage of revenue to be higher in the first quarter of 2014, compared to the prior-year period.

General and administrative expenses

As a percentage of revenue, general and administrative expenses decreased to 22.4% for the three-month period ended March 31, 2014 from 25.0% for the same period in 2013, due primarily to year-over-year revenue growth.

Other income (expense), net

Other income (expense), net for the three-month period ended March 31, 2014 was $3.6 million of expense compared to $0.1 million of income for the same period in 2013. The increase in expense was due primarily to the impact of changes in foreign currency exchange rates, primarily the Japanese yen and Chinese yuan.

Provision for income taxes

Provision for income taxes for the three-month period ended March 31, 2014 was $33.3 million, compared to $28.5 million for the same period in 2013. The effective tax rate was 34.2% of pre-tax income during the three-month period ended March 31, 2014, compared to 34.4% in the same prior-year period.

Net income

As a result of the foregoing factors, net income for the first quarter of 2014 was $64.3 million, compared to $54.3 million for the same period in 2013.

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

We typically generate positive cash flow from operations due to favorable margins. However, during the first quarter we used $160.6 million in cash for operations, compared to generating $70.4 million in cash from operations during the same period in 2013, due to three primary factors.  First, we had a significant amount of accrued expenses at the end of December 2013, following a quarter of record sales and a record number of sales representatives who qualified for incentive trips.  The selling expenses and incentive trip expenses, although accrued in 2013, were paid in 2014.  Second, we built a large amount of inventory during the first quarter for planned product launches in 2014, increasing our inventory balance by a net $70 million from December 31, 2013 to March 31, 2014.  Finally, the decrease in revenue due to the disruption in our Mainland China business lowered our net income for the first quarter of 2014.

As of March 31, 2014, working capital was $331.4 million, compared to $341.5 million as of December 31, 2013. Cash and cash equivalents at March 31, 2014 and December 31, 2013 were $284.6 million and $525.2 million, respectively. The decrease in cash and cash equivalents reflects lower than anticipated revenue growth in Mainland China, and cash payments for inventory and accrued selling and other expenses.

As of March 31, 2014, we were in violation of our restricted payments covenant under our amended and restated credit agreement, dated as of May 25, 2012, among us, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent, as amended (the "JPMC Agreement") and our amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among us, Prudential Investment Management, Inc. and certain other purchasers, as amended (the "Prudential Agreement"), which restricts us from making dividend payments or stock repurchases to the extent the aggregate amount of such payments exceed $100 million plus the cumulative cash flow from operations less capital investments since June 30, 2012. Effective May 6, 2014, we entered into amendments of the JPMC Agreement and the Prudential Agreement that allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $50 million for the quarter ending March 31, 2014, $100 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of these agreements. While the JPMC Agreement is currently scheduled to expire on August 8, 2014, the Prudential Agreement is currently scheduled to remain in place beyond that date. If our cash flow from operations is not sufficient by the fourth quarter of 2014 to cover the necessary restricted payments, we may need to seek additional waivers or amendments under the Prudential Agreement, restructure this debt, or reduce our restricted payments to avoid a default under this agreement.

Capital expenditures in the first three months of 2014 totaled approximately $30.5 million, and we anticipate additional capital expenditures of approximately $70 million for the remainder of 2014. Our 2014 capital expenditures are primarily related to:

·	expansion of our corporate facilities in the United States, Greater China and South Korea;

·	the build-out and upgrade of leasehold improvements in our various markets, including retail stores and service centers in Mainland China; and

·	purchases of computer systems and software, including equipment and development costs.

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

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2014(1)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility(2):

U.S. dollar denominated:	$40.0 million	$17.1 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$8.6 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.4 billion yen or $4.3 million	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.(3)

	2.3 billion yen	1.3 billion yen or $12.6 million	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	0.9 billion yen or $9.0 million	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen or $77.3 million	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Revolving credit facility(4)(5):

2010		$35.0 million	Variable 30 day: 0.66%	Revolving line of credit.

2013		$34.0 million	Variable 30 day: 0.5843%	Revolving line of credit.

(1)	The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $10.4 million of the balance of our Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $69.0 million of our revolving loans.

(2)	On May 6, 2014, we entered into a third amendment of the amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among us, Prudential Investment Management, Inc. and certain other purchasers. The amendment modified the restricted payments covenant to allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $50 million for the quarter ending March 31, 2014, $100 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of the agreement.

(3)	On April 30, 2014, we paid the notes in full.

(4)	On April 9, 2014, we entered into an additional 364 day revolving line of credit with Bank of America, N.A. with a commitment amount of $50.0 million. The interest rate is equal to 1 month LIBOR plus 95.0 basis points.

(5)	On May 6, 2014, we entered into a fifth amendment of the amended and restated credit agreement, dated as of May 25, 2012, among us, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent. The amendment modified the restricted payments covenant to allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $50 million for the quarter ending March 31, 2014, $100 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of the agreement. The amendment also fixed the applicable interest rate at LIBOR plus 0.75%, increased the commitment fee to 0.25% and extended the term of the agreement from May 9, 2014 to August 8, 2014, with $15 million reductions in the commitment amount on June 30, 2014 and July 31, 2014.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first three months of 2014, we repurchased 0.3 million shares of Class A common stock under this program for $25.0 million. At March 31, 2014, $369.5 million was available for repurchases under the stock repurchase program.

In March 2014, our board of directors declared a quarterly cash dividend of $0.345 per share. This quarterly cash dividend totaling $20.1 million was paid on March 26, 2014, to stockholders of record on March 14, 2014. In May 2014, our board of directors declared a quarterly cash dividend of $0.345 per share to be paid June 11, 2014 to stockholders of record on May 23, 2014. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments.  However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of March 31, 2014 and December 31, 2013, we held $284.6 million and $525.2 million, respectively, in cash and cash equivalents, including $279.5 million and $493.9 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, with the exception of approximately $24.3 million, which is subject to currency exchange restrictions by the government of Venezuela. Currency exchange restrictions in Venezuela require approval from the government's currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends to the United States.

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We currently have in place an intercompany loan arrangement, which allows us to access a portion of available cash in Mainland China pending our repatriation of dividends. As of March 31, 2014, we had approximately $160.0 million in cash denominated in Chinese yuan. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. In all but two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with the applicable U.S. tax rules and regulations.  Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not permanently reinvested.

In May 2014, we amended the JPMC Agreement to extend the term of our credit facility to August 8, 2014. We are currently working to further extend or replace this line of credit and believe that existing cash balances, future cash flows from operations and existing lines of credit, with planned extensions or replacements, will be adequate to fund our cash needs on both a short- and long-term basis. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs.  In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, or we are unsuccessful in extending or replacing expiring lines of credit, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations.  Additionally, we would consider realigning our strategic plans, including a reduction in capital spending, stock repurchases or dividend payments.

Contingent Liabilities

We are currently involved in a dispute with customs authorities in Japan related to additional customs assessments on several of our products made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was 4.2 billion Japanese yen as of March 31, 2014 (approximately $40.3 million), net of any recovery of consumption taxes. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. We anticipate that additional disputed duties will be limited going forward as we have entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer. We are now pursuing this matter in Tokyo District Court. This dispute is separate and distinct from the dispute related to customs assessments on certain of the Company's products imported into Japan during the period of October 2002 through July 2005.

We are currently being sued in several purported class action lawsuits and derivative claims relating to negative media and regulatory scrutiny regarding our business in Mainland China and the associated decline in our stock price.  These lawsuits, or others filed alleging similar facts, could result in monetary or other penalties that may affect our operating results and financial condition.

Please refer to Item 1A. "Risk Factors" and Item 1. "Legal Proceedings" for more information regarding these matters.

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended March 31, 2014.

Seasonality and Cyclicality

In addition to general economic factors, we are impacted by seasonal factors and trends such as major cultural events and vacation patterns.  For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on that quarter.  We believe that direct selling is also generally negatively impacted during the third quarter, when many individuals, including our sales force, traditionally take vacations.

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

	As of March 31, 2014		As of March 31, 2013
Region:	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	305,000	31,118	261,000	22,011
North Asia	400,000	17,794	361,000	16,682
Americas	180,000	7,339	163,000	6,273
South Asia/Pacific	115,000	6,787	98,000	5,337
EMEA	122,000	4,326	119,000	4,118
Total	1,122,000	67,364	1,002,000	54,421

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States.  The local currency of each of our subsidiaries' primary markets is considered the functional currency.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Mainland China, South Korea and Japan, any weakening of these currencies negatively impacts reported revenue and profits, whereas a strengthening of these currencies positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.
Foreign exchange risk is managed in certain jurisdictions through the use of foreign currency debt. Portions of our Japanese yen borrowings have been designated, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments are included in foreign currency translation adjustment within other comprehensive income. Included in the cumulative translation adjustment are $0.9 million and $5.1 million of pretax net gains for the periods ended March 31, 2014 and 2013, respectively from Japanese yen borrowings.
Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  At March 31, 2014 and 2013, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.9 billion Japanese yen ($28.0 million as of March 31, 2014) and 11.0 million euros ($15.1 million as of March 31, 2014) to hedge forecasted foreign-currency-denominated intercompany transactions; and at March 31, 2013, we held 1.1 billion Japanese yen ($11.7 million as of March 31, 2013) and no euros. Because of our foreign exchange contracts at March 31, 2014, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
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

Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2013 fiscal year, for information regarding the status of certain legal proceedings that have been previously disclosed.

Securities Class Actions

As previously disclosed, beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah:  Freedman v. Nu Skin Enterprises, Inc., et al.; Bennett v. Nu Skin Enterprises, Inc., et al., which the plaintiff subsequently dismissed voluntarily; Zapata v. Nu Skin Enterprises, Inc., et al., which was also voluntarily dismissed; Siesser v. Nu Skin Enterprises, Inc., et al.; Granzow v. Nu Skin Enterprises, Inc., et al.; and State-Boston Retirement System v. Nu Skin Enterprises, Inc., et al. (collectively, the "Class Action Complaints").  The Class Action Complaints purport to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt.  The Class Action Complaints allege that, inter alia, we made materially false and misleading statements regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities.  On April 10, 2014, the plaintiffs filed a stipulated motion requesting that the court consolidate the various purported class actions, appoint State-Boston Retirement System as lead plaintiff in the consolidated action, and appoint the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action.  On May 1, 2014, that stipulated motion was granted.  A consolidated complaint has not been filed.  We expect that the amended complaint will be filed in the next few weeks. The cases are all in their early stages, and we have not yet filed a response.  We believe that these claims are without merit and intend to vigorously defend ourselves against the allegations in these actions.

Shareholder Derivative Claim

As previously disclosed, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah: Suderov v. Hunt, et al.; Kock v. Hunt, et al.; DuDash v. Hunt, et al., which the plaintiff later dismissed voluntarily; Acoff v. Andersen, et al.; and Bierman v. Hunt, et al. (collectively, the "Derivative Complaints").  The Derivative Complaints purport to assert claims on behalf of Nu Skin Enterprises for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises.  The Derivative Complaints also purport to assert claims on behalf of Nu Skin Enterprises for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund, and Campbell.  The Derivative Complaints allege that, inter alia, the defendants allowed materially false and misleading statements to be made regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.  On April 17, 2014, the plaintiffs filed a joint motion to consolidate the derivative actions, to appoint plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and to appoint the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action.  On May 1, 2014, that joint motion was granted.  A consolidated complaint has not been filed.  The cases are in their early stages, and we have not yet filed a response.

Stockholder Demand

In April 2014, we responded to a stockholder demand from the Trustees of the Laborers' International Union of North America Local 235 Annuity Fund seeking to inspect certain corporate records pursuant to Delaware General Corporation Law Section 220.

ITEM 1A.                          RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2013 fiscal year.

We may face difficulties in re-engaging and growing our sales force in Mainland China after our recent suspension of recruiting activities.

In January of 2014 we announced that in light of various government investigations in Mainland China we were temporarily suspending all business promotional meetings as well as applications for new sales representatives in that market.  This suspension was not lifted until May 1, 2014.  Largely as a result of this suspension, our Sales Leaders in Mainland China decreased significantly during the first quarter, from approximately 49,000 as of December 31, 2013 to approximately 24,000 as of March 31, 2014.  It is unclear what long term impact this suspension and negative publicity associated with these matters will have on our operations in Mainland China and other markets. Our business is highly dependent on the continual recruitment of new individuals attracted to our earnings opportunity in Mainland China and elsewhere and on momentum in our sales and expansion created by recruiting.  We have not previously undertaken such a lengthy suspension of applications for new sales representatives and it is uncertain how difficult it will be for us to regain this momentum.  Any significant or prolonged difficulties in re-engaging our sales force could adversely affect our sales and results of operations.

Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties.

Our operations in Mainland China are subject to significant regulatory scrutiny. The legal system in Mainland China provides government authorities with broad latitude to conduct investigations and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction.  Because of significant government concerns in Mainland China regarding improper direct selling activities, government regulators closely scrutinize activities of direct selling companies and activities that resemble direct selling. The government in Mainland China recently announced that it would inspect the direct selling industry over the next several months, which has and will increase regulatory scrutiny of the industry and our business.  Government regulators frequently make inquiries into our business activities and investigate complaints from consumers and others regarding our business. Some of these inquiries and investigations in the past have resulted in the payment of fines by us or members of our sales force, interruption of sales activities at stores and warnings. We continuously face the risk of new regulatory inquiries and investigations, and any determination that our operations or activities, or the activities of our sales employees, contractual sales promoters or direct sellers, are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, termination of necessary licenses and permits, including our direct selling and other licenses, all of which could harm our business.

We work diligently to train our sales force in Mainland China on how our Mainland China business model differs from our global business model. However, Sales Leaders in Mainland China may attend regional and global events and foreign Sales Leaders may participate in business meetings in Mainland China. Because our global model varies significantly from our Mainland China business model, mistakes may be made as to how those working in Mainland China should promote the business in Mainland China. These mistakes by our sales force may lead to governmental reviews and investigations of our operations in Mainland China.  For example, as a result of allegations that, among other things, certain of our sales force in Mainland China failed to adequately follow and enforce our policies and regulations, Chinese regulators commenced investigations into our business model and operations in Mainland China.  For a further description of these matters, see "– Negative news reports in Mainland China led to investigations by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market and resulted in fines and other monetary penalties.  These temporary modifications, any further sanctions imposed on us by the Chinese authorities and any associated adverse publicity may harm our business and financial condition."

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

As we expand our direct selling channel, we face additional product marketing restrictions, compared to our retail store channel.  Under applicable direct selling laws in Mainland China, we can only register our own manufactured products for direct selling and we are not permitted to market or sell "general foods" through our direct sales channel. Some products, such as our galvanic spa system, have traditionally been manufactured by third parties.  If we cannot successfully implement our own manufacturing of these products, we will not be able to sell these products through the direct sales channel.  Any efforts by our direct sellers to market and sell general food products or third-party manufactured products we currently sell through our retail stores could result in negative publicity, fines and other government sanctions being imposed against us.

Negative news reports in Mainland China led to investigations by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market and resulted in fines and other monetary penalties.  These temporary modifications, any further sanctions imposed on us by the Chinese authorities and any associated adverse publicity may harm our business and financial condition.

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

Under the direction of Mainland China's State Administration for Industry and Commerce, the Shanghai Administration for Industry and Commerce, where our Mainland China business is headquartered, and the Beijing Administration for Industry and Commerce, where we maintain a branch office, investigated the allegations. Administrations for Industry and Commerce in other provinces also made inquiries regarding these allegations. As a result of these regulatory investigations, Nu Skin China was penalized in March 2014 in the amount of US $524,000 (RMB 3.26 million) for the sale of certain products by individual direct sellers that, while permitted for sale in Nu Skin China's retail stores, were not registered for the direct selling channel. Nu Skin China was also fined US $16,000 (RMB 100,000) for product claims that were deemed to lack sufficient documentary support. Six of our sales employees were also fined for unauthorized promotional activities in an aggregate amount of US $241,000 (RMB 1.50 million). In addition, Nu Skin China was asked to enhance the education and supervision of its sales representatives and is currently in the process of implementing these enhancements.

In January 2014, in response to this media and regulatory scrutiny, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business promotional meetings, temporarily suspending acceptance of applications for new sales representatives, and extending our product refund and return policies. We resumed corporate-hosted business meetings in April 2014, and resumed acceptance of applications for new sales representatives in May 2014. Adverse publicity and the suspension of business promotional meetings and acceptance of applications have had a significant negative impact on our revenue and number of Sales Leaders and Actives in the short term. Any unanticipated delays, complications or other difficulties as we resume normal business operations could further impact our business negatively. Continuing media and regulatory scrutiny and investigations in Mainland China, and any further actions taken by us or by regulators, could negatively impact our revenue, sales force and business in this market, including the interruption of sales activities, loss of licenses, and the imposition of fines, and any other adverse actions or events.

We are currently being sued in several purported class action lawsuits and derivative claims relating to negative media and regulatory scrutiny of our business in Mainland China and the associated decline in our stock price.

We have been named as a defendant in six purported class action complaints, two of which were voluntarily dismissed, relating to negative media and regulatory scrutiny of our business in Mainland China.  We have also been named as a nominal defendant in five shareholder derivative suits, one of which was voluntarily dismissed, relating to the same issues.  These complaints purport to assert claims on behalf of certain of our stockholders or the company and allege that we made materially false and misleading statements regarding our sales operations in, and financial results derived from, our Mainland China business.  These complaints also allege that we are engaged in illegal multi-level marketing activities in Mainland China in violation of local law.  These complaints seek substantial monetary damages or make claims for indeterminate amounts of damages.  These complaints, or others filed alleging similar facts, could result in monetary or other penalties that may affect our operating results and financial condition.  Moreover, the negative publicity stemming from these complaints and the allegations they make could harm our business and operations.  Accordingly, any adverse determination against us in these suits, or even the allegations contained in the suits regardless of whether they are ultimately found to be without merit, could harm our business, operations and financial condition.

Our ability to expand our business in Mainland China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in Mainland China.

We have obtained direct selling licenses in 19 provinces and municipalities in Mainland China. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve and is lengthy, as we are required to work with a large number of provincial, city, district and national government authorities. The complexity of the approval process as well as the government's continued cautious approach as direct selling develops in Mainland China makes it difficult to predict the timeline for obtaining these approvals. Furthermore, the recent government investigations of our business in Mainland China could increase the time and difficulty we may face in obtaining additional licenses. If the government's recent evaluation of our direct selling activities results in significant delays in obtaining licenses elsewhere in Mainland China, or if the current processes for obtaining approvals are delayed further for any reason or are changed or interpreted differently than currently understood, our ability to receive direct selling licenses in Mainland China and our growth prospects in this market, could be negatively impacted.

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

Growth in our sales force and consumers and our results of operations can be particularly impacted by adverse publicity regarding us, the nature of our direct selling business models, our products or the actions of our sales force and employees. Given the nature of our operations and our continuous need to recruit and retain consumers and members of our sales force, we are particularly vulnerable to adverse publicity.  Specifically, we are susceptible to adverse publicity concerning:

·	suspicions about the legality and ethics of network marketing;

·	continued media or regulatory scrutiny regarding our business in Mainland China;

·	recent government fines issued against us and several of our sales employees in Mainland China;

·	the safety or effectiveness of ingredients in our or our competitors' products;

·	regulatory investigations of us, our competitors and our respective products;

·	the actions of our current or former members of our sales force and employees; and

·	public perceptions of the direct selling industry or the nutritional or personal care industry generally.

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

ITEM 2.                                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

All of the following purchases were made by the Company pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 entered into by the Company on December 6, 2013.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 – 31, 2014	157,500	$ 106.99	157,500	$ 377.7
February 1 – 28, 2014	105,600	$ 77.19	105,600	$ 369.5
March 1 – 31, 2014	0		0	$ 369.5
Total	263,100		263,100

(1)	In August 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan and a total amount of approximately $1,345.0 million was authorized as of March 31, 2014. As of March 31, 2014, we had repurchased approximately $975.5 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                  OTHER INFORMATION
The following is intended to satisfy our disclosure obligations pursuant to Items 1.01 and 2.03 of Form 8-K:
As of March 31, 2014, the Company was in violation of its restricted payments covenant under its amended and restated credit agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent, as amended (the "JPMC Agreement") and its amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers, as amended (the "Prudential Agreement"), which restricts the Company from making dividend payments or stock repurchases to the extent the aggregate amount of such payments exceed $100 million plus the cumulative cash flow from operations less capital investments since June 30, 2012. Effective May 6, 2014, the Company entered into amendments of the JPMC Agreement and the Prudential Agreement that allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $50 million for the quarter ending March 31, 2014, $100 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of these agreements. The amendment of the JPMC Agreement also fixed the applicable interest rate at LIBOR plus 0.75%, increased the commitment fee to 0.25% and extended the term of the agreement from May 9, 2014 to August 8, 2014, with $15 million reductions in the commitment amount on June 30, 2014 and July 31, 2014.
ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                        Description

10.1	Fourth Amendment of the Amended and Restated Credit Agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of March 31, 2014.

31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2014

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)