Form 10-Q/A
period 2014-03-31
NU SKIN ENTERPRISES INC
filed 2014-08-12
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UT 84601	(IRS Employer Identification No.)
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

EXPLANATORY NOTE

Nu Skin Enterprises, Inc. (the "Company") is filing this Amendment on Form 10-Q/A (the "Form 10-Q/A") to its Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed with the U.S. Securities and Exchange Commission on May 8, 2014 (the "Original Form 10-Q").  This Form 10-Q/A is being filed to correct certain accounting errors arising from hyper-inflationary adjustments associated with the Company's Venezuela subsidiary that the Company subsequently determined should have been recorded as charges to Other Income (Expense) rather than as adjustments to Accumulated Other Comprehensive Loss, as well as to reflect income that should have been recorded to Other Income (Expense) for China tax rebates associated with the Company's China headquarters.

This Form 10-Q/A amends and restates Item 1 of Part I so that the Consolidated Statement of Income for the three months ended March 31, 2014, correctly reflects a $21 million charge to Other Income (Expense) related to the Venezuela hyper-inflationary adjustment and $7 million of income related to the China tax rebate. All other adjustments reflected in the restated Consolidated Statement of Income relate to the income tax effect of these corrections.  The Company's Consolidated Balance Sheet as of March 31, 2014, Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014, Consolidated Statements of Cash Flows for the three months ended March 31, 2014, and Notes to the Consolidated Financial Statements have also been amended and restated to reflect the impact of these corrections.

This Form 10-Q/A also amends and restates Item 2 of Part I of the Original Form 10-Q in its entirety to include a discussion of the impact of these corrections on the Company's Operating Results under the heading "−Other income (expense), net" and to correct financial numbers impacted by these corrections.

In addition, this Form 10-Q/A amends and restates: (i) Item 4 of Part I of the Original Form 10-Q in its entirety to include a description of the material weakness in internal controls in connection with the restatement; (ii) Item 1A of Part II of the Original Form 10-Q in its entirety to add a modified risk factor related to internal controls and the material weakness identified in Item 4; and (iii) Item 6 of Part II of the Original Form 10-Q in its entirety to indicate that we are filing the financial statements included in this Form 10-Q/A, formatted in eXtensible Business Reporting Language (XBRL).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer dated the date of this Form 10-Q/A are filed as exhibits hereto.

Except as specifically noted above, this Form 10-Q/A does not amend or update any other items in the Original Form 10-Q, and the remainder of the Original Form 10-Q is unchanged and is not reproduced in this Form 10-Q/A.

This Form 10-Q/A and the Original Form 10-Q continue to speak as of the date of the Original Form 10-Q. Accordingly, except as specifically noted herein, this Form 10-Q/A does not reflect information or events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures and should be read in conjunction with the Original Form 10-Q and the Company's filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

NU SKIN ENTERPRISES, INC.

2014 FORM 10-Q/A QUARTERLY REPORT – FIRST QUARTER

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks.  The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2014	December 31, 2013
	RESTATED
	(Note 15)
ASSETS
Current assets:
Cash and cash equivalents	$284,580	$525,153
Current investments	18,703	21,974
Accounts receivable	56,644	68,652
Inventories, net	410,668	339,669
Prepaid expenses and other	150,375	162,886
	920,970	1,118,334

Property and equipment, net	411,929	396,042
Goodwill	112,446	112,446
Other intangible assets, net	81,377	83,168
Other assets	115,751	111,072
Total assets	$1,642,473	$1,821,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,276	$82,684
Accrued expenses	439,815	626,284
Current portion of debt	88,031	67,824
	579,122	776,792

Long-term debt	109,882	113,852
Other liabilities	77,910	71,799
Total liabilities	766,914	962,443

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	399,677	397,383
Treasury stock, at cost – 31.6 million shares	(848,335)	(826,904)
Accumulated other comprehensive loss	(44,864)	(46,228)
Retained earnings	1,368,990	1,334,277
	875,559	858,619
Total liabilities and stockholders' equity	$1,642,473	$1,821,062

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	RESTATED
	(Note 15)

Revenue	$671,061	$541,305
Cost of sales	106,644	90,045

Gross profit	564,417	451,260

Operating expenses:
Selling expenses	313,101	233,094
General and administrative expenses	150,119	135,507

Total operating expenses	463,220	368,601

Operating income	101,197	82,659
Other income (expense), net	(17,508)	112

Income before provision for income taxes	83,689	82,771
Provision for income taxes	28,835	28,489

Net income	$54,854	$54,282

Net income per share (Note 2):
Basic	$0.93	$0.93
Diluted	$0.90	$0.90

Weighted-average common shares outstanding (000s):
Basic	58,869	58,352
Diluted	61,227	60,566

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	RESTATED
	(Note 15)

Net income	$54,854	$54,282

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,858	(3,373)
Net unrealized gains on foreign currency cash flow hedges	(257)	986
Reclassification adjustment for realized losses (gains) in current earnings	(237)	(1,163)
	1,364	(3,550)

Comprehensive income	$56,218	$50,732

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2014	2013
	RESTATED
	(Note 15)
Cash flows from operating activities:
Net income	$54,854	$54,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,251	7,612
Foreign currency gains/(losses)	24,831	(336)
Stock-based compensation	8,682	5,712
Deferred taxes	6,663	2,826
Changes in operating assets and liabilities:
Accounts receivable	11,597	(8,048)
Inventories, net	(76,730)	(15,995)
Prepaid expenses and other	9,533	(9,997)
Other assets	(3,752)	(7,553)
Accounts payable	(30,692)	5,528
Accrued expenses	(176,449)	32,920
Other liabilities	(1,388)	3,435

Net cash provided by (used in) operating activities	(160,600)	70,386

Cash flows from investing activities:
Purchases of property and equipment	(30,538)	(41,239)
Proceeds of investment sales	12,638	4,844
Purchases of investments	(9,556)	-

Net cash used in investing activities	(27,456)	(36,395)

Cash flows from financing activities:
Exercise of employee stock options	(8,375)	(268)
Payment of debt	(5,834)	(7,816)
Payment of cash dividends	(20,141)	(17,514)
Income tax benefit of options exercised	5,610	2,245
Proceeds from debt	20,000	20,000
Repurchases of shares of common stock	(25,002)	(14,615)

Net cash used in financing activities	(33,742)	(17,968)

Effect of exchange rate changes on cash	(18,775)	(10,328)

Net increase/(decrease) in cash and cash equivalents	(240,573)	5,695

Cash and cash equivalents, beginning of period	525,153	320,025

Cash and cash equivalents, end of period	$284,580	$325,720

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

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

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2014 and 2013, other stock options of 2.0 million and 0.3 million, respectively were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In March 2014, the Company's board of directors declared a quarterly cash dividend of $0.345 per share. This quarterly cash dividend of $20.1 million was paid on March 26, 2014, to stockholders of record on March 14, 2014. In May 2014, the Company's board of directors declared a quarterly cash dividend of $0.345 per share to be paid June 11, 2014 to stockholders of record on May 23, 2014.

4.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts of 2.9 billion Japanese yen and 11.0 million euros ($28.0 million and $15.1 million, respectively) as of March 31, 2014 and 1.1 billion Japanese yen ($11.7 million) and no euros as of March 31, 2013 to hedge forecasted foreign-currency-denominated intercompany transactions.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The contracts held as of March 31, 2014 have maturities through February 2015 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive income will be recognized in current earnings over the next 12 months. The pre-tax net gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive income to revenue were $0.4 million and $1.8 million, respectively for the three-month periods ended March 31, 2014 and 2013. The corresponding tax effects of these transactions were recorded in provision for income tax expense. As of March 31, 2014 and December 31, 2013, there were $0.8 million and $1.3 million, respectively, of unrealized gains included in accumulated other comprehensive income related to foreign currency cash flow hedges. The remaining $45.6 million and $47.5 million as of March 31, 2014 and December 31, 2013, respectively, in accumulated other comprehensive income are related to cumulative translation adjustments.

5.	REPURCHASES OF COMMON STOCK

During the three-month periods ended March 31, 2014 and 2013, the Company repurchased approximately 0.3 million and 0.4 million shares, respectively, of its Class A common stock under its open market repurchase plan for approximately $25.0 million and $14.6 million, respectively. As of March 31, 2014, $369.5 million was available for repurchases under the stock repurchase program.

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

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of March 31, 2014, the Company has netted these deferred tax assets of $58.4 million (restated). The Company nets these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter.  Other than earnings the Company intends to reinvest indefinitely, the Company accrues for the U.S. federal, state and foreign income tax applicable to the earnings.  Undistributed earnings that the Company has indefinitely reinvested, and for which no federal income taxes in the U.S. have been provided, aggregate to $50 million as of March 31, 2014 and December 31, 2013.  In the event that all non-U.S. subsidiaries' undistributed earnings, which the Company has designated as indefinitely reinvested, were remitted to the United States to fund operating and capital plans, regulatory capital requirements parent company financing or cash flow needs, the amount of incremental taxes would be approximately $5.5 million.

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

The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company's direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities.  Any assertions or determination that either the Company or the Company's sales force is not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company's operations.  In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations.  Although management believes that the Company is in compliance in all material respects with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company's financial position, results of operations or cash flows.  The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters.  Except as noted below, in the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

The Company is currently involved in a dispute related to customs assessments by Yokohama Customs on several of the Company's products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest.  Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was approximately 4.2 billion Japanese yen as of March 31, 2014 (approximately $40.3 million), net of any recovery of consumption taxes.  The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with the applicable Customs authorities, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal. The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently being required to post a bond or make a deposit to secure any additional duties that may be due and payable on these current imports.  Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be limited going forward as the Company has entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

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

The Company currently has debt pursuant to various credit facilities and other borrowings. The Company's book value for both the individual and consolidated debt included in the table below approximates fair value. The estimated fair value of our debt is based on interest rates available for debt with similar terms and remaining maturities. The Company has classified these instruments as Level 2 in the fair value hierarchy. The following table summarizes the Company's debt arrangements:

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2014(1)	Balance as of December 31, 2013	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility(2):
U.S. dollar denominated:	$40.0 million	$17.1 million	$17.1 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.
	$20.0 million	$8.6 million	$11.4 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.
Japanese yen denominated:	3.1 billion yen	0.4 billion yen or $4.3 million	0.4 billion yen or $4.1 million	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.(3)
	2.3 billion yen	1.3 billion yen or $12.6 million	1.3 billion yen or $12.3 million	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.
	2.2 billion yen	0.9 billion yen or $9.0 million	1.2 billion yen or $11.8 million	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.
	8.0 billion yen	8.0 billion yen or $77.3 million	8.0 billion yen or $75.8 million	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Revolving credit facilities(4)(5):
2010		$35.0 million	$35.0 million	Variable 30 day: 0.66%	Revolving line of credit.

2013		$34.0 million	$14.0 million	Variable 30 day: 0.5843%	Revolving line of credit.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

___________________________

(1)	The current portion of the Company's debt (i.e. becoming due in the next 12 months) includes $10.4 million of the balance of its Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on its U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $69.0 million of the Company's revolving loans.

(2)	On May 6, 2014, the Company entered into a third amendment of the amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers. The amendment modified the restricted payments covenant to allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $50 million for the quarter ending March 31, 2014, $100 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of the agreement.

(3)	On April 30, 2014, the Company paid the notes in full.

(4)	On April 9, 2014, the Company entered into an additional 364 day revolving line of credit with Bank of America, N.A. with a commitment amount of $50 million. The interest rate is equal to 1 month LIBOR plus 95.0 basis points.

(5)	On May 6, 2014, the Company entered into a fifth amendment of the amended and restated credit agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent. The amendment modified the restricted payments covenant to allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $50 million for the quarter ending March 31, 2014, $100 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of the agreement. The amendment also fixed the applicable interest rate at LIBOR plus 0.75%, increased the commitment fee to 0.25% and extended the term of the agreement from May 9, 2014 to August 8, 2014, with $15 million reductions in the commitment amount on June 30, 2014 and July 31, 2014.

11.	ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

11

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

13.	VENEZUELA HIGHLY INFLATIONARY ACCOUNTING

The Company commenced operations in Venezuela in 2007, where it markets a variety of personal care and nutritional products. Total assets in Venezuela as of March 31, 2014 are $27.4 million, $24.3 of which are monetary assets. The Venezuela subsidiary also has a $34.8 million intercompany balance to its parent company as of March 31, 2014, with respect to charges for inventory, commissions, license fees and service fees. The Company imports all of its products into Venezuela from the United States.  Venezuela represents a very small portion of the Company's overall business with sales for the three months ended March 31, 2014 representing approximately 1% of the Company's overall revenue.

Since November of 2009, Venezuela has been considered a highly inflationary economy. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100% or more over a three-year period as well as other qualitative factors including historic inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  The functional currency in highly inflationary economies is required to be the functional currency of the entity's parent company (which for our Venezuela subsidiary is the U.S. dollar), and transactions denominated in the local currency are re-measured to the functional currency. The re-measurement of bolivars into U.S. dollars creates foreign currency transaction gains or losses, which should be included in the Company's consolidated statement of income.

The Venezuela subsidiary did not transition to highly inflationary status until the first quarter of 2014 (see "- 15. Restatement"). As a result, the Company continued to account for the Venezuela subsidiary as a bolivar functional currency entity, rather than a U.S. dollar functional currency entity. In the first quarter of 2014, the Company began to account for this subsidiary as highly inflationary, and therefore changed the functional currency of the entity to the U.S. dollar.  As a result, for periods prior to 2014, the Company improperly recorded $6 million related to foreign currency remeasurement adjustments caused by changes in the Venezuela exchange rate in accumulated other comprehensive income (equity). The consolidated statement of income for the three-month period ended March 31, 2014, includes an out-of-period adjustment of $6 million to correct this error.  The Company has determined not to restate prior period financial statements because the amount of the adjustment is not material to the prior periods or this reporting period.

The current operating environment in Venezuela continues to be challenging, with high inflation in the country, government restrictions on foreign exchange and pricing controls, and the possibility of the government announcing further devaluations to its currency. Currency restrictions enacted by the Venezuelan government have impacted the ability of the Company to exchange foreign currency at the official rate to pay for imported products, license fees, commissions and other service fees.  The Company has been unsuccessful in obtaining U.S. dollars at the official exchange rates and under alternative exchange mechanisms described below.  As a result, these foreign exchange controls in Venezuela have limited the Company's ability to repatriate earnings and settle the Company's intercompany obligations, which has resulted in the accumulation of bolivar-denominated cash and cash equivalents in Venezuela.

During the quarter ended March 31, 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela. Accordingly, there are three legal mechanisms in Venezuela to exchange currency. As of March 31, 2014, the Company determined it would be most appropriate for it to utilize the SICAD I rate, which was approximately 10.7 bolivars per U.S. dollar, as the Company believes this rate better reflects the rate at which they will be able to convert bolivars to U.S. dollars.  As a result of the adoption of this rate during the period ended March 31, 2014, the Company recorded a charge of $15 million (restated) in Other Income (Expense) to reflect foreign currency transaction losses on its net monetary assets denominated in bolivar.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

14.      SUBSEQUENT EVENT

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

15.	RESTATEMENT

The consolidated financial statements as of March 31, 2014 and for the three-month period ended March 31, 2014 have been restated to correct the accounting related to (i) hyper-inflationary adjustments with respect to operations in Venezuela, and (ii) tax rebates related to the Company's new China headquarters. The hyper-inflationary currency translation adjustments should have been recorded as charges to Other Income (Expense) rather than as adjustments to Accumulated Other Comprehensive Loss.   The Company also should have recorded income to Other Income (Expense) for the China tax rebates.  The restatement makes these corrections by including a $21 million charge to Other Income (Expense) related to the hyper-inflationary accounting error and $7 million of income related to the China tax rebate. All other adjustments relate to the applicable income tax effects of these errors.  With respect to the hyper-inflationary correction, $15 million related to the first quarter of 2014, and $6 million related to periods prior to 2014.  With respect to the China tax rebates correction, $2 million related to the first quarter of 2014, and $5 million related to periods prior to 2014. The Company does not plan to amend financial statements for periods prior to 2014 as the amounts were determined to be immaterial. These changes, net of tax, negatively impacted net income for the three-month period ended March 31, 2014 by $9 million.

13

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following tables reconcile the amounts as originally reported in the Company's Original Form 10-Q for the quarter ended March 31, 2014 compared to the amounts as restated in this Form 10-Q/A.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
For the Three Month Period Ended March 31, 2014
(U.S. dollars in thousands, except per share amounts)

	As Reported	As Restated	Difference

Revenue	$671,061	$671,061	$-

Cost of sales	106,644	106,644	-

Gross profit	564,417	564,417	-

Operating expenses:
Selling expenses	313,101	313,101	-
General and administrative expenses	150,119	150,119	-
Total operating expenses	463,220	463,220	-

Operating income	101,197	101,197	-

Other income (expense), net	(3,604)	(17,508)	(13,904)
Income before provision for income taxes	97,593	83,689	(13,904)
Provision for income taxes	33,332	28,835	(4,497)

Net income	$64,261	$54,854	$(9,407)

Net income per share:
Basic	$1.09	$0.93	$(0.16)
Diluted	$1.05	$0.90	$(0.15)

Weighted average common shares outstanding:
Basic	58,869	58,869	-
Diluted	61,227	61,227	-

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
March 31, 2014
(U.S. dollars in thousands)

	As Reported	As Restated	Difference

ASSETS
Current assets:
Cash and cash equivalents	$284,580	$284,580	$-
Current investments	18,703	18,703	-
Accounts receivable	56,644	56,644	-
Inventories, net	410,668	410,668	-
Prepaid expenses and other	149,523	150,375	852
	920,118	920,970	852

Property and equipment, net	411,929	411,929	-
Goodwill	112,446	112,446	-
Other intangible assets, net	81,377	81,377	-
Other assets	115,751	115,751	-
Total assets	$1,641,621	$1,642,473	$852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,276	$51,276	-
Accrued expenses	449,434	439,815	(9,619)
Current portion of debt	88,031	88,031	-
	588,741	579,122	(9,619)

Long-term debt	109,882	109,882	-
Other liabilities	79,418	77,910	(1,508)
Total liabilities	778,041	766,914	(11,127)

Stockholders' equity:
Class A common stock	91	91	-
Additional paid-in capital	399,677	399,677	-
Treasury stock, at cost	(848,335)	(848,335)	-
Accumulated other comprehensive loss	(66,250)	(44,864)	21,386
Retained earnings	1,378,397	1,368,990	(9,407)
	863,580	875,559	11,979
Total liabilities and stockholders' equity	$1,641,621	$1,642,473	$852

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Month Period Ended March 31, 2014
(U.S. dollars in thousands)

	As Reported	As Restated	Difference

Net Income	$64,261	$54,854	$(9,407)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(19,528)	1,858	21,386
Net unrealized gains on foreign currency cash flow hedges	(257)	(257)	-
Reclassification adjustment for realized losses (gains) in current earnings	(237)	(237)	-
	(20,022)	1,364	21,386

Comprehensive income	$44,239	$56,218	$11,979

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Period Ended March 31, 2014
(U.S. dollars in thousands)

	As Reported	As Restated	Difference

Cash flows from operating activities:
Net income	$64,261	$54,854	$(9,407)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,251	12,251	-
Foreign currency losses (gains)	3,445	24,831	21,386
Stock-based compensation	8,682	8,682	-
Deferred taxes	9,023	6,663	(2,360)
Changes in operating assets and liabilities:
Accounts receivable	11,597	11,597	-
Inventories, net	(76,730)	(76,730)	-
Prepaid expenses and other	9,533	9,533	-
Other assets	(3,752)	(3,752)	-
Accounts payable	(30,692)	(30,692)	-
Accrued expenses	(166,830)	(176,449)	(9,619)
Other liabilities	(1,388)	(1,388)	-

Net cash provided by (used in) operating activities	(160,600)	(160,600)	-

Cash flows from investing activities:
Purchases of property and equipment	(30,538)	(30,538)	-
Proceeds of investment sales	12,638	12,638	-
Purchases of investments	(9,556)	(9,556)	-

Net cash used in investing activities	(27,456)	(27,456)	-

Cash flows from financing activities:
Exercise of employee stock options	(8,375)	(8,375)	-
Payment of debt	(5,834)	(5,834)	-
Payment of cash dividends	(20,141)	(20,141)	-
Income tax benefit of options exercised	5,610	5,610	-
Proceeds from debt	20,000	20,000	-
Repurchases of shares of common stock	(25,002)	(25,002)	-

Net cash used in financing activities	(33,742)	(33,742)	-

Effect of exchange rate changes on cash	(18,775)	(18,775)	-

Net increase/(decrease) in cash and cash equivalents	(240,573)	(240,573)	-

Cash and cash equivalents, beginning of period	525,153	525,153	-

Cash and cash equivalents, end of period	$284,580	$284,580	$-

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that represent the company's current expectations and beliefs. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, new products, opportunities and risks; statements of projections regarding future operating results and other financial items; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on certain assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see Part II. Item 1A. "Risk Factors" of this Quarterly Report, as well as the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 (our "Annual Report").

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis included in our Annual Report, and our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report. We are filing this Amendment on Form 10-Q/A to correct certain accounting errors as described in our Notes to Consolidated Financial Statements (See Part I. Item 1. "15. Restatement").

Overview

Our revenue for the three-month period ended March 31, 2014 increased 24% to $671.1 million, when compared to the same period in 2013, with foreign currency fluctuations negatively impacting revenue 4%. This increase reflects year-over-year growth in each of our regions with significant growth in Greater China and South Korea. Earnings per share for the first quarter of 2014 and in the same prior year period were $0.90. Sales Leaders and Actives increased 24% and 12%, respectively, compared to the prior-year period.

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
Adverse media reports and government investigations, and our voluntary suspension of business promotional meetings and applications for new sales representatives in Mainland China had a significant negative impact on our revenue and number of Sales Leaders and Actives in this region during the first quarter, with Sales Leaders and Actives sequentially declining 49% and 38%, respectively. At the conclusion of the regulatory investigations by the Administrations of Industry and Commerce in Shanghai and Beijing in March 2014, Nu Skin China was penalized in the amount of US $524,000 (RMB 3.26 million) for the sale of certain products by individual direct sellers that, while permitted for sale in Nu Skin China's retail stores, were not registered for the direct selling channel. Nu Skin China was also fined US $16,000 (RMB 100,000) for product claims that were deemed to lack sufficient documentary support. We understand that six of our sales employees were also fined for unauthorized promotional activities in an aggregate amount of US $241,000 (RMB 1.50 million). In addition, Nu Skin China was asked to enhance the education and supervision of its sales representatives and is currently in the process of implementing these enhancements. We recently resumed corporate-hosted business meetings and acceptance of applications for new sales representatives. Any unanticipated delays, complications or other difficulties in resuming normal business operations could further impact our business negatively. As we have not previously undertaken such a lengthy suspension of business promotional meetings and applications for new sales representatives, there is some uncertainty regarding how our sales force will respond to the resumption of these activities and what impact adverse publicity and these voluntary actions will have on our business going forward.

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

Other income (expense), net

Other income (expense), net for the three-month period ended March 31, 2014 was $17.5 million of expense compared to $0.1 million of income for the same period in 2013. The increase in expense was due primarily to a $21 million charge from the devaluations of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting, partially offset by $7 million in rebates related to our new China headquarters.

Provision for income taxes

Provision for income taxes for the three-month period ended March 31, 2014 was $28.8 million, compared to $28.5 million for the same period in 2013. The effective tax rate was 34.5% of pre-tax income during the three-month period ended March 31, 2014, compared to 34.4% in the same prior-year period.

Net income

As a result of the foregoing factors, net income for the first quarter of 2014 was $54.9 million, compared to $54.3 million for the same period in 2013.

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

As of March 31, 2014, working capital was $341.8 million, compared to $341.5 million as of December 31, 2013. Cash and cash equivalents as of March 31, 2014 and December 31, 2013 were $284.6 million and $525.2 million, respectively. The decrease in cash and cash equivalents reflects lower than anticipated revenue growth in Mainland China, and cash payments for inventory and accrued selling and other expenses.

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

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2014(1)	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility(2):

U.S. dollar denominated:	$40.0 million	$17.1 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$8.6 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	0.4 billion yen or $4.3 million	1.7%	Notes due April 2014 with annual principal payments that began in April 2008.(3)

	2.3 billion yen	1.3 billion yen or $12.6 million	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	0.9 billion yen or $9.0 million	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen or $77.3 million	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Revolving credit facility(4)(5):

2010		$35.0 million	Variable 30 day: 0.66%	Revolving line of credit.

2013		$34.0 million	Variable 30 day: 0.5843%	Revolving line of credit.

__________________
(1)	The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $10.4 million of the balance of our Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $69.0 million of our revolving loans.

(2)	On May 6, 2014, we entered into a third amendment of the amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among us, Prudential Investment Management, Inc. and certain other purchasers. The amendment modified the restricted payments covenant to allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $50 million for the quarter ending March 31, 2014, $100 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of the agreement.

(3)	On April 30, 2014, we paid the notes in full.

(4)	On April 9, 2014, we entered into an additional 364 day revolving line of credit with Bank of America, N.A. with a commitment amount of $50 million. The interest rate is equal to 1 month LIBOR plus 95.0 basis points.

(5)	On May 6, 2014, we entered into a fifth amendment of the amended and restated credit agreement, dated as of May 25, 2012, among us, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent. The amendment modified the restricted payments covenant to allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $50 million for the quarter ending March 31, 2014, $100 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of the agreement. The amendment also fixed the applicable interest rate at LIBOR plus 0.75%, increased the commitment fee to 0.25% and extended the term of the agreement from May 9, 2014 to August 8, 2014, with $15 million reductions in the commitment amount on June 30, 2014 and July 31, 2014.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first three months of 2014, we repurchased 0.3 million shares of Class A common stock under this program for $25.0 million. As of March 31, 2014, $369.5 million was available for repurchases under the stock repurchase program.

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

Contingent Liabilities

We are currently involved in a dispute with customs authorities in Japan related to additional customs assessments by Yokohama Customs on several of our products  for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was 4.2 billion Japanese yen as of March 31, 2014 (approximately $40.3 million), net of any recovery of consumption taxes. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. We anticipate that additional disputed duties will be limited going forward as we have entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer. We are now pursuing this matter in Tokyo District Court. This dispute is separate and distinct from the dispute related to customs assessments on certain of the Company's products imported into Japan during the period of October 2002 through July 2005.

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
Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  As of March 31, 2014 and 2013, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.9 billion Japanese yen ($28.0 million as of March 31, 2014) and 11.0 million euros ($15.1 million as of March 31, 2014) to hedge forecasted foreign-currency-denominated intercompany transactions; and as of March 31, 2013, we held 1.1 billion Japanese yen ($11.7 million as of March 31, 2013) and no euros. Because of our foreign exchange contracts as of March 31, 2014, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) in connection with our filing of our Quarterly Report on Form 10-Q on May 8, 2014.  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Subsequent to that evaluation and in connection with the restatement discussed in Note 15 to the consolidated financial statements included in Item 1 of this report, management, with the participation of our CEO and CFO, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, and our CEO and CFO concluded that, our disclosure controls and procedures were not effective as of March 31, 2014, because of the material weakness in our internal control over financial reporting described below regarding the Company's accounting related to the hyper-inflationary currency translation adjustments with respect to our operations in Venezuela. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management did not maintain effective controls over the presentation and disclosure of hyper-inflationary accounting for its Venezuela subsidiary. Specifically, the Company's controls to evaluate and implement hyper-inflationary accounting for its Venezuela subsidiary when it became material did not operate at the appropriate level of precision. Formal documentation of management's conclusions regarding hyper-inflationary accounting for its Venezuela subsidiary also needed improvement. This material weakness resulted in hyper-inflationary currency translation adjustments for Venezuela being incorrectly recorded as adjustments to Accumulated Other Comprehensive Loss rather than as charges to Other Income (Expense).  As a result, management has restated its Consolidated Financial Statements for the period ended March 31, 2014. Additionally, this material weakness could result in a further misstatement of account balances or disclosures with respect to the consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

Management is taking steps to enhance the precision of existing controls over the presentation and disclosure of hyper-inflationary accounting as the Company implemented this accounting in the second quarter of 2014. The Company will continue to monitor and evaluate the effectiveness of our internal controls on an ongoing basis and may in the future modify these measures or implement additional measures.

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

In January of 2014 we announced that in light of various government investigations in Mainland China we were temporarily suspending all business promotional meetings as well as applications for new sales representatives in that market.  This suspension was not lifted until May 1, 2014.  Largely as a result of this suspension, our number of Sales Leaders in Mainland China decreased significantly during the first quarter, from approximately 49,000 as of December 31, 2013 to approximately 24,000 as of March 31, 2014.  It is unclear what long term impact this suspension and negative publicity associated with these matters will have on our operations in Mainland China and other markets. Our business is highly dependent on the continual recruitment of new individuals attracted to our earnings opportunity in Mainland China and elsewhere and on momentum in our sales and expansion created by recruiting.  We have not previously undertaken such a lengthy suspension of applications for new sales representatives and it is uncertain how difficult it will be for us to regain this momentum.  Any significant or prolonged difficulties in re-engaging our sales force could adversely affect our sales and results of operations.

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

We have identified a material weakness in our internal control over financial reporting that resulted in the restatement of certain of our previously issued consolidated financial statements. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

In connection with the restatement of our consolidated financial statements for the period ended March 31, 2014 and the preparation of our consolidated financial statements for the three- and six-month periods ended June 30, 2014, our management identified a material weakness in our controls over the presentation and disclosure of hyper-inflationary accounting for our Venezuela subsidiary. For more information see Part I. Item 4. "Controls and Procedures" of this Report on Form 10-Q.  This weakness resulted in hyper-inflationary currency translation adjustments for Venezuela being incorrectly recorded as adjustments to Accumulated Other Comprehensive Loss rather than as charges to Other Income (Expense). As a result of this material weakness, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2014 and June 30, 2014, and decided to restate our consolidated financial statements and the related evaluation of our disclosure controls and procedures for the three-month period ended March 31, 2014.

We have only recently identified this material weakness in our internal controls and have not yet designed or implemented any remediation measures to address it.  It is possible that other errors in our financial statements could occur before we remediate this issue.  Moreover, even once we design and implement a remediation plan, there can be no assurance that such remedial measures will be effective or that other errors in our financial reporting will not occur.  These errors could require us to further restate our financial results. In addition, if we are unable to successfully remediate the material weakness in our internal controls or if we are unable to produce accurate and timely financial statements, we may face regulatory action, be unable to maintain compliance with applicable stock exchange listing requirements and our stock price and business may be adversely affected.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                        Description

10.1*	Fourth Amendment of the Amended and Restated Credit Agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of March 31, 2014.

31.1**	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2**	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously Filed with the Original Form 10-Q
** Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2014

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Its:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)