Form 10-Q
period 2014-06-30
NU SKIN ENTERPRISES INC
filed 2014-08-12
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UT 84601	(IRS Employer Identification No.)
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

As of July 31, 2014, 59,229,867 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

2014 FORM 10-Q QUARTERLY REPORT – SECOND QUARTER

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks.  The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$219,501	$525,153
Current investments	14,227	21,974
Accounts receivable	41,712	68,652
Inventories, net	389,650	339,669
Prepaid expenses and other	180,957	162,886
	846,047	1,118,334

Property and equipment, net	429,332	396,042
Goodwill	112,446	112,446
Other intangible assets, net	79,258	83,168
Other assets	136,531	111,072
Total assets	$1,603,614	$1,821,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,836	$82,684
Accrued expenses	383,012	626,284
Current portion of debt	99,828	67,824
	518,676	776,792

Long-term debt	111,621	113,852
Other liabilities	81,559	71,799
Total liabilities	711,856	962,443

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	410,440	397,383
Treasury stock, at cost – 31.3 million and 31.6 million shares, respectively	(844,615)	(826,904)
Accumulated other comprehensive loss	(42,284)	(46,228)
Retained earnings	1,368,126	1,334,277
	891,758	858,619
Total liabilities and stockholders' equity	$1,603,614	$1,821,062

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$650,027	$671,328	$1,321,088	$1,212,633
Cost of sales	156,010	111,273	262,654	201,318

Gross profit	494,017	560,055	1,058,434	1,011,315

Operating expenses:
Selling expenses	283,575	297,170	596,676	530,264
General and administrative expenses	155,705	148,302	305,824	283,809

Total operating expenses	439,280	445,472	902,500	814,073

Operating income	54,737	114,583	155,934	197,242
Other income (expense), net	(21,119)	(1,187)	(38,627)	(1,075)

Income before provision for income taxes	33,618	113,396	117,307	196,167
Provision for income taxes	14,111	38,961	42,946	67,450

Net income	$19,507	$74,435	$74,361	$128,717

Net income per share (Note 2):
Basic	$0.33	$1.27	$1.26	$2.20
Diluted	$0.32	$1.22	$1.22	$2.11

Weighted-average common shares outstanding (000s):
Basic	59,052	58,620	58,961	58,487
Diluted	61,118	61,121	61,177	60,882

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income	$19,507	$74,435	$74,361	$128,717

Other comprehensive income, net of tax:
Foreign currency translation adjustment	3,112	426	4,970	(2,947)
Net unrealized gains/(losses) on foreign currency cash flow hedges	(326)	575	(583)	1,561
Less: Reclassification adjustment for realized losses/(gains) in current earnings	(207)	(901)	(443)	(2,064)
	2,579	100	3,944	(3,450)

Comprehensive income	$22,086	$74,535	$78,305	$125,267

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$74,361	$128,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,965	15,527
Foreign currency (gains)/losses	48,264	863
Stock-based compensation	13,726	11,411
Deferred taxes	3,871	(2,901)
Changes in operating assets and liabilities:
Accounts receivable	27,121	(24,647)
Inventories, net	(54,218)	(45,228)
Prepaid expenses and other	(31,157)	(25,515)
Other assets	(14,797)	(10,987)
Accounts payable	(46,503)	3,593
Accrued expenses	(233,532)	132,787
Other liabilities	3,034	5,237

Net cash provided by (used in) operating activities	(184,865)	188,857

Cash flows from investing activities:
Purchases of property and equipment	(57,136)	(82,515)
Proceeds of investment sales	22,011	9,701
Purchases of investments	(13,655)	(5,077)

Net cash used in investing activities	(48,780)	(77,891)

Cash flows from financing activities:
Exercise of employee stock options	(2,656)	7,359
Payment of debt	(39,915)	(13,890)
Payment of cash dividends	(40,511)	(35,140)
Income tax benefit of options exercised	9,267	7,309
Proceeds from debt	65,680	35,000
Repurchases of shares of common stock	(25,002)	(14,615)

Net cash used in financing activities	(33,137)	(13,977)

Effect of exchange rate changes on cash	(38,870)	(14,336)

Net increase/(decrease) in cash and cash equivalents	(305,652)	82,653

Cash and cash equivalents, beginning of period	525,153	320,025

Cash and cash equivalents, end of period	$219,501	$402,678

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 2014, and for the three- and six-month periods ended June 30, 2014 and 2013. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2014 and 2013, other stock options of  2.1 million and 0.1 million, respectively, and for the six-month periods ended June 30, 2014 and 2013, other stock options of 2.1 million and 0.2 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In March and May 2014, the Company's board of directors declared a quarterly cash dividend of $0.345 per share. These quarterly cash dividends of $20.1 million and $20.4 million were paid on March 26, 2014 and  June 11, 2014, to stockholders of record on March 14, 2014 and May 23, 2014.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts of 1.9 billion Japanese yen and 10.0 million euros ($18.7 million and $13.7 million, respectively) as of June 30, 2014 and 2.9 billion Japanese yen ($29.2 million) and no euros as of June 30, 2013 to hedge forecasted foreign-currency-denominated intercompany transactions.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The contracts held at June 30, 2014 have maturities through April 2015 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The pre-tax net gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive loss to revenue were $0.3 million and $1.4 million, respectively for the three-month periods ended June 30, 2014 and 2013 and $0.7 million and $3.2 million, respectively, for the six-month periods ended June 30, 2014 and 2013. The corresponding tax effects of these transactions were recorded in provision for income tax expense. As of June 30, 2014 and December 31, 2013, there were $0.2 million and $1.3 million, respectively, of unrealized gains included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $42.5 million and $47.5 million as of June 30, 2014 and December 31, 2013, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.

5.	REPURCHASES OF COMMON STOCK

During the three-month periods ended June 30, 2014 and 2013, the Company did not repurchase shares of its Class A common stock under its open market stock repurchase plan.  During the six-month periods ended June 30, 2014 and 2013, the Company repurchased approximately 0.3 million and 0.4 million shares of its Class A common stock under its open market repurchase plan for $25.0 million and $14.6 million, respectively. As of June 30, 2014, $369.5 million was available for repurchases under the open market stock repurchase program.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2014	2013	2014	2013

Greater China	$229,869	$261,241	$508,798	$432,063
North Asia	195,995	194,812	391,456	380,722
Americas	89,911	83,433	169,820	159,125
South Asia/Pacific	81,653	85,582	152,847	152,539
EMEA	52,599	46,260	98,167	88,184
Totals	$650,027	$671,328	$1,321,088	$1,212,633

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2014	2013	2014	2013

Nu Skin	$391,968	$411,220	$794,079	$732,660
Pharmanex	256,216	258,862	523,488	477,213
Other	1,843	1,246	3,521	2,760
Totals	$650,027	$671,328	$1,321,088	$1,212,633

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2014	2013	2014	2013

Mainland China	$153,795	$190,383	$366,012	$310,048
South Korea	118,797	97,420	232,797	178,515
Japan	77,198	97,392	158,659	202,207
United States	61,056	61,627	115,878	118,674
Taiwan	41,664	37,824	77,428	69,950
Hong Kong	34,410	33,034	65,358	52,065
Malaysia	23,256	27,797	42,305	45,840

Long-lived assets:	June 30, 2014	December 31, 2013

Mainland China	$95,552	$82,726
South Korea	24,834	14,345
Japan	12,629	9,970
United States	281,426	273,388
Taiwan	1,939	1,928
Hong Kong	2,282	2,497
Malaysia	1,267	1,463

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process.  As of June 30, 2014, the Company had net deferred tax assets of $61.7 million. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter.  Other than earnings the Company intends to reinvest indefinitely, the Company accrues for the U.S. federal, state and foreign income tax applicable to the earnings.  Undistributed earnings that the Company has indefinitely reinvested, and for which no federal income taxes in the U.S. have been provided, aggregate to $50.0 million as of June 30, 2014 and December 31, 2013.  In the event that all non-U.S. subsidiaries' undistributed earnings, which the Company has designated as indefinitely reinvested, were remitted to the United States to fund operating and capital plans, regulatory capital requirements, parent company financing or cash flow needs, the amount of incremental taxes would be approximately $5.5 million.

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

The Company is currently involved in a dispute related to customs assessments by Yokohama Customs on several of the Company's products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest.  Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was approximately 4.3 billion Japanese yen as of June 30, 2014 (approximately $42.1 million), net of any recovery of consumption taxes.  The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with the applicable Customs authorities, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal. The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently being required to post a bond or make a deposit to secure any additional duties that may be due and payable on these current imports.  Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be limited going forward as the Company has entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

In addition, the Company is currently being sued in a purported class action lawsuit and derivative claim relating to negative media and regulatory scrutiny regarding the Company's business in Mainland China and the associated decline in the Company's stock price.  These lawsuits, or others filed alleging similar facts, could result in monetary or other penalties that may affect the Company's operating results and financial condition.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10.	DEBT

The Company currently has debt pursuant to various credit facilities and other borrowings.  The Company's book value for both the individual and consolidated debt included in the table below approximates fair value. The estimated fair value of the Company's debt is based on interest rates available for debt with similar terms and remaining maturities. The Company has classified these instruments as Level 2 in the fair value hierarchy. The following table summarizes the Company's debt facilities:

Debt Facility	Original Principal Amount	Balance as of June 30, 2014(1)	Balance as of December 31, 2013	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility(2):

U.S. dollar denominated:	$40.0 million	$17.1 million	$17.1 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$8.6 million	$11.4 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	―	0.4 billion yen or $4.1 million	1.7%	Notes paid in full on April 30, 2014.

	2.3 billion yen	1.3 billion yen or $12.8 million	1.3 billion yen or $12.3 million	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	0.9 billion yen or $9.2 million	1.2 billion yen or $11.8 million	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen or $78.7 million	8.0 billion yen or $75.8 million	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Revolving credit facilities:

2010(3)		$35.0 million(3)	$35.0 million	Variable 30 day: 0.66%	Revolving line of credit expired August 8, 2014.

2013		$50.0 million	$14.0 million	Variable 30 day: 0.5783%	Revolving line of credit expires September 2014.

2014(4)		―	―	N/A	Revolving line of credit expires April 2015

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

(1)	As of June 30, 2014, the current portion of the Company's debt (i.e. becoming due in the next 12 months) includes $6.2 million of the balance of its Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on its U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $85.0 million of the Company's revolving loans.

(2)	On August 8, 2014, the Company entered into an amendment of the amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers. The amendment modified the restricted payments covenant to allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $110 million for the quarter ending June 30, 2014, to avoid default or acceleration provisions of the agreement.

(3)	The Company paid the outstanding balance in full prior to the August 8, 2014 expiration of the amended and restated credit agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent.

(4)	On April 9, 2014, the Company entered into an additional 364 day revolving line of credit with Bank of America, N.A. with a commitment amount of $50 million and an interest rate equal to 1 month LIBOR plus 95.0 basis points. The Company has not drawn on this revolving line of credit as of the date hereof.

11.	ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation a disposal now must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

12.	REVISIONS

The presentation of the Company's consolidated statements of income for the three- and six-month periods ended June 30, 2013, was revised to reduce the selling expense and revenue by $11.6 million and $20.4 million related to an error in the classification of selling rebates. The revision had no effect on the operating income, net income or comprehensive income, the consolidated balance sheet or cash flows. The revision was not considered to be material to the previously issued financial statements.

13.      VENEZUELA HIGHLY INFLATIONARY ACCOUNTING

The Company commenced operations in Venezuela in 2007, where it markets a variety of personal care and nutritional products. Total assets in Venezuela as of June 30, 2014 are $7.4 million, $5.8 of which are monetary assets. The Venezuela subsidiary also has a $27.1 million intercompany balance to its parent company as of June 30, 2014, with respect to charges for inventory, commissions, license fees and service fees. The Company imports all of its products into Venezuela from the United States.  Venezuela represents a very small portion of the Company's overall business with sales for the six months ended June 30, 2014 representing less than 2% of the Company's overall revenue.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Since November of 2009, Venezuela has been considered a highly inflationary economy. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100% or more over a three-year period as well as other qualitative factors including historic inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  The functional currency in highly inflationary economies is required to be the functional currency of the entity's parent company (which for our Venezuela subsidiary is the U.S. dollar), and transactions denominated in the local currency are re-measured to the functional currency. The remeasurement of bolivars into U.S. dollars creates foreign currency transaction gains or losses, which should be included in the Company's consolidated statement of income.

The Venezuela subsidiary did not transition to highly inflationary status until the first quarter of 2014. As a result, the Company continued to account for the Venezuela subsidiary as a bolivar functional currency entity, rather than a U.S. dollar functional currency entity. In the first quarter of 2014, the Company began to account for this subsidiary as highly inflationary, and therefore changed the functional currency of the entity to the U.S. dollar.  As a result, for periods prior to 2014, the Company improperly recorded $6 million related to foreign currency remeasurement adjustments caused by changes in the Venezuela exchange rate in accumulated other comprehensive income (equity). The consolidated statement of income for the six-month period ended June 30, 2014, includes an out-of-period adjustment of $6 million to correct this error.  The Company has determined not to restate prior period financial statements because the amount of the adjustment is not material to the prior periods or this reporting period.

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

During the first quarter of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela. Accordingly, there are three legal mechanisms in Venezuela to exchange currency. As of March 31, 2014, the Company determined it would be most appropriate for it to utilize the SICAD I rate, which was approximately 10.7 bolivars per U.S. dollar.  As a result of the adoption of this rate during the period ended March 31, 2014, the consolidated statements of income for the six-months ended June 30, 2014 include a $15 million charge in Other Income (Expense) to reflect foreign currency transaction losses on its net monetary assets denominated in bolivar.

As of June 30, 2014, the Company determined that it would be most appropriate for it to utilize the SICAD II rate, which was approximately 50 bolivars per U.S. dollar, as the Company had not been successful in getting approval under SICAD I and believed the SICAD II rate better reflects the rate at which the Company will be able to convert bolivars to U.S. dollars.  As a result of the adoption of this rate during the three months ended June 30, 2014, the Company recorded an additional $25 million charge in Other Income (Expense) to reflect additional foreign currency translation losses on its net monetary assets denominated in bolivar, which is reflected in the three- and six-month periods ended June 30, 2014.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

14.      ADJUSTMENT TO INVENTORY

During the second quarter of 2014, the Company made a determination to adjust its inventory carrying value.  Heightened media and regulatory scrutiny in Mainland China in the first part of 2014, and the voluntary actions the Company took in response to such scrutiny, had a negative impact on the size of the Company's limited-time offer in June, which significantly reduced its expectations for plans to sell TR90 in a limited-time offer later in 2014 or the beginning of 2015.   This resulted in a $50 million write-down of estimated surplus inventory in Mainland China.  Total adjustments to the Company's inventory carrying value as of June 30, 2014 and December 31, 2013 were $58.0 million and $5.9 million, respectively.

15.	SUBSEQUENT EVENTS

As of June 30, 2014, the Company was in violation of its restricted payments covenant under its amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers, as amended (the "Prudential Agreement") and the amended and restated credit agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent (the "JPMC Agreement"), which restricts the Company from making dividend payments or stock repurchases to the extent the aggregate amount of such payments exceed $100 million plus the cumulative cash flow from operations less capital investments since June 30, 2012. Effective August 8, 2014, the Company entered into an amendment of the Prudential Agreement that allows the aggregate amount of restricted payments to exceed the allowed threshold by no more than $110 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of the Prudential Agreement. The JPMC Agreement expired pursuant to its terms on August 8, 2014, prior to which all amounts outstanding thereunder were repaid in full.

In July 2014, the Company's subsidiary in Japan borrowed 3 billion Japanese yen (approximately $30.0 million), which is due on September 30, 2014.  In July 2014, the Company's subsidiary in South Korea borrowed $20.0 million, which is due in December 2014, with a right to extend the term for an additional six months.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that represent our current expectations and beliefs. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, new products, opportunities and risks; statements of projections regarding future operating results and other financial items; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on certain assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see "Item 1A – Risk Factors" of this Quarterly Report, as well as the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent Quarterly reports on Form 10-Q (our "Periodic Reports") and any amendments thereto.

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis included in our Periodic Reports, and our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report.

Overview

Our revenue for the six-month period ended June 30, 2014 increased 9% to $1.3 billion, when compared to the same period in 2013, with foreign currency fluctuations negatively impacting revenue 3%.  Revenue for the three-month period ended June 30, 2014 decreased 3% to $650.0 million, when compared to the same prior-year period, with foreign currency fluctuations negatively impacting revenue 2%. Our results continued to be impacted by a couple of factors.  First, our business in Mainland China was disrupted following our voluntary suspension of business promotional meetings and the acceptance of applications for new sales representatives in response to media and regulatory scrutiny of our business in January 2014. We believe this disruption adversely impacted our sales force during the second quarter, with Sales Leaders and Actives down 5% and 9%, respectively, and reduced the size of our second quarter limited-time offers of ageLOC Tru Face Essence Ultra in this market.

Second, sales of ageLOC TR90 in the second half of 2013 were substantial. Our limited-time offer generated $560 million of sales during this period. This product was sold in a kit containing a three-month supply. We believe the significant 2013 sales and the three-month supply kit configuration decreased demand in subsequent regional limited-time offers of this product during the first half of 2014.  In addition, TR90 was developed to decrease fat without sacrificing lean muscle. The result is a healthier body composition but not necessarily maximum weight loss. Our research shows that some consumers of TR90 were dissatisfied with the extent of their weight loss. We plan to address any consumer dissatisfaction with TR90 weight-loss results going forward by simplifying the eating plan and educating our sales force and consumers on the importance of maintaining lean muscle mass while focusing on weight loss from fat. In some markets, we have elected to make TR90 generally available shortly following a regional limited-time offer, rather than waiting a longer period as in previous limited-time offers for other products. We believe these issues combined to result in regional limited-time offer sales during the first half of 2014, which were significantly lower than global limited-time offer sales in the second half of 2013.  We currently anticipate that substantial limited-time offer sales in the second half of 2013 will also present difficult year-over-year comparisons for the second half of 2014.

Earnings per share for the second quarter of 2014 were $0.32, compared to $1.22 for the second quarter of 2013. Earnings per share for the first half of 2014 were $1.22 compared to $2.11 for the same prior-year period.  The decrease in earnings per share in the six-month period ended June 30, 2014 was largely due to a $46 million foreign currency charge resulting from the impact of the devaluation of the Venezuela currency on monetary assets and liabilities of our Venezuela entity, $25 million of which relates to the second quarter of 2014. The decrease in earnings per share in the six-month period ended June 30, 2014 also included a charge in the second quarter of 2014 of $50 million related to the write-down of inventory in Mainland China. Earnings per share for the quarter were also negatively impacted by an increased tax rate related to the foreign currency charge. For more information regarding these items, please see "–Gross profit", "–Other income (expense), net" and "–Provision for income taxes".

Revenue
Greater China. The following table sets forth revenue for the three- and six-month periods ended June 30, 2014 and 2013 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change

Mainland China	$153.8	$190.4	(19%)	$366.0	$310.0	18%
Taiwan	41.7	37.8	10%	77.4	70.0	11%
Hong Kong	34.4	33.0	4%	65.4	52.1	26%
Greater China total	$229.9	$261.2	(12%)	$508.8	$432.1	18%
Foreign currency exchange rate fluctuations negatively impacted revenue in this region by 1% during the three-month period ended June 30, 2014 and had no effect during the six-month period ended June 30, 2014. Sales Leaders and Actives in Mainland China decreased 18% and 44%, respectively, compared to the prior-year period. Sales Leaders and Actives in Taiwan were down 7% and 8%, respectively, compared to the prior year.  Sales Leaders and Actives in Hong Kong were up 15% and 20%, respectively, compared to the prior year.  Revenue was positively impacted by a limited time offering of ageLOC Tru Face Essence Ultra and TR90 that generated approximately $55 million in revenue.
Adverse media reports and government investigations in the first part of the year, and our voluntary suspension of business promotional meetings and applications for new sales representatives in Mainland China had a significant negative impact on our revenue and number of Sales Leaders and Actives in this region during the first half of 2014. In particular, our limited time offering of ageLOC Tru Face Essence Ultra in June was significantly below our expectations.  In May, we resumed corporate-hosted business meetings and acceptance of applications for new sales representatives. In the second quarter of 2014, we also received an additional direct selling license in Mainland China. We currently plan to expand our business activities in Mainland China during the second half of 2014, including resuming Sales Leader-hosted business meetings. Any unanticipated delays, complications or other difficulties in resuming normal business operations could further impact our business negatively. As we have not previously undertaken such a lengthy suspension of business promotional meetings and applications for new sales representatives, there is uncertainty regarding how our sales force will respond to the resumption of these activities and what impact adverse publicity and these voluntary actions will have on our business going forward.
Year-over-year revenue growth in Taiwan and Hong Kong was due primarily to limited-time offers of ageLOC Tru Face Essence Ultra and TR90. These products were also made available in regional follow-on offerings in July 2014.

North Asia.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2014 and 2013 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change

South Korea	$118.8	$97.4	22%	$232.8	$178.5	30%
Japan	77.2	97.4	(21%)	158.7	202.2	(22%)
North Asia total	$196.0	$194.8	1%	$391.5	$380.7	3%

Revenue in the region for the three-month period ended June 30, 2014 was positively impacted approximately 4% by currency exchange rate fluctuations and was not impacted for the six-month period ended June 30, 2014.

Local currency revenue growth of 12% in South Korea for the three-month period ended June 30, 2014, compared to the same prior-year period, reflects strong interest in our innovative anti-aging portfolio and opportunity and continued growth in our sales force, with Sales Leaders and Actives up 12% and 9%, compared to the prior year.

Local currency revenue in Japan during the second quarter of 2014 decreased 18%, compared to the same period in 2013. The revenue decline in Japan was augmented by the Japanese yen weakening against the U.S. dollar, negatively impacting our revenue in this market by an additional 4% compared to the same period in 2013. In the second quarter of 2014, Sales Leaders and Actives in Japan decreased 13% and 10%, respectively, compared to the prior-year period, reflecting challenges related to the difficult direct selling environment in Japan. Over the course of the last year we changed our distributor sign-up process and continue to be cautious in our promotional activities in Japan. We continue to meet with regulatory agencies regarding our ongoing distributor education, training and compliance efforts.

Americas. The following table sets forth revenue for the three- and six-month periods ended June 30, 2014 and 2013 for the Americas region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change

Americas	$89.9	$83.4	8%	$169.8	$159.1	7%

Revenue in the region for the three- and six-month periods ended June 30, 2014 was negatively impacted approximately 11% and 12%, respectively, by foreign currency exchange rate fluctuations. Revenue in the region was positively impacted by strong growth in Canada and Latin America.  Our limited-time offer of TR90 in the Americas during the second quarter generated approximately $11 million in sales. Revenue for the United States was down 1%, compared to the same prior-year period. We believe our inability to market our facial spa in the United States limited revenue growth in this market. We currently expect that the facial spa will become available for sale in the United States in the fourth quarter of 2014. Sales Leaders and Actives in the Americas region increased by 10% and 7%, respectively, when compared to the prior year.

South Asia/Pacific. The following table sets forth revenue for the three- and six-month periods ended June 30, 2014 and 2013 for the South Asia/Pacific region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change

South Asia/Pacific	$81.7	$85.6	(5%)	$152.8	$152.5	―

Foreign currency exchange rate fluctuations in South Asia/Pacific negatively impacted revenue by 7% and 8% in the three- and six-month periods ended June 30, 2014, when compared to the same prior-year periods. Local-currency revenue growth in this region reflects continued interest in our opportunity and strong product portfolio. In July 2014, we made TR90 available through regional limited-time offers in South Asia/Pacific. Sales Leaders and Actives in the region each increased 5% compared to the prior year.

EMEA. The following table sets forth revenue for the three- and six-month periods ended June 30, 2014 and 2013 for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change

EMEA	$52.6	$46.3	14%	$98.2	$88.2	11%

Foreign currency exchange rate fluctuations in the EMEA region negatively impacted revenue by 1% for the three- and six-month periods ended June 30, 2014. Local currency revenue in EMEA grew 15% in EMEA during the second quarter of 2014, compared to the same prior-year period. This growth reflects continued interest in our product portfolio, including our ageLOC products. Our limited-time offer of TR90 in EMEA during the second quarter generated approximately $8 million in sales. Sales Leaders in our EMEA region decreased by less than 1% and Actives decreased 2%, when compared to the prior year. We currently plan to introduce our ageLOC Tru Face Essence Ultra anti-aging skin care serum through a limited-time offer in the EMEA region in the fourth quarter of 2014.

Gross profit

Gross profit as a percentage of revenue was 76.0% for the second quarter of 2014 compared to 83.4% for the second quarter of 2013. Gross profit as a percentage of revenue was 80.1% for the first half of 2014, compared to 83.4% for the same prior-year period. Heightened media and regulatory scrutiny in Mainland China in the first part of 2014 and the voluntary measures we took in that market in response to such scrutiny had a negative impact on the size of our limited-time offer in June, which significantly reduced our expectations for our plans to sell TR90 in a limited-time offer later in 2014 or the beginning of 2015.  This resulted in a $50 million write-down of estimated surplus inventory in Mainland China. Any additional surplus inventory in Mainland China or any of our other markets would negatively impact our gross margins. Gross profit as a percentage of revenue was also negatively impacted by decreased utilization of our manufacturing operations in Mainland China and a decline in the percentage of global revenue represented by Mainland China, where our gross margin on a consolidated basis benefits from our self-manufactured products.

Selling expenses

Selling expenses as a percentage of revenue decreased to 43.6% for the three-month period ended June 30, 2014 from 44.3% for the same period in 2013, largely due to a decrease in the number of Sales Leaders qualifying for sales compensation and promotional incentives. Selling expenses as a percentage of revenue increased to 45.2% for the six-month period ended June 30, 2014 from 43.7% for the same prior year period, largely due to an increase in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives in the first quarter, which more than offset the decrease in the second quarter. In addition, the salaries of our sales employees in Mainland China are fixed for a three-month period of time, until they are adjusted during a quarterly evaluation process.  Consequently, the negative revenue impact of the voluntary measures we took in Mainland China caused our selling expenses as a percentage of revenue to be higher in the first quarter of 2014, compared to the prior-year period.

General and administrative expenses

As a percentage of revenue, general and administrative expenses increased to 24.0% for the three-month period ended June 30, 2014 from 22.1% for the same period in 2013 and decreased to 23.2% for the six-month period ended June 30, 2014 from 23.4% for the same period in 2013, due primarily to lower than expected revenue.

Other income (expense), net

Other income (expense), net for the three- and six-month periods ended June 30, 2014 was $21.1 million and $38.6 million of expense compared to $1.2 million and $1.1 million of expense for the same periods in 2013. The increase in expense in the six-month period ended June 30, 2014, was largely due to a $46 million foreign currency charge resulting from the impact of the devaluation of the Venezuelan currency on the monetary assets and liabilities of our Venezuela entity, $25 million of which relates to the second quarter of 2014.

Provision for income taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2014 was $14.1 million and $42.9 million, compared to $39.0 million and $67.5 million for the same periods in 2013. The effective tax rate was 42.0% and 36.6%, respectively, of pre-tax income during the three- and six-month periods ended June 30, 2014, compared to 34.4% in both of the same prior-year periods. The increase in the effective tax rate for the second quarter of 2014 was due largely to the impact of the foreign currency charge relating to Venezuela, for which a deductible tax expense is not allowed until profit is realized in this market.

Net income

As a result of the foregoing factors, net income for the second quarter and first half of 2014 was $19.5 million and $74.4 million, respectively, compared to $74.4 million and $128.7 million, respectively, for the same periods in 2013.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt in order to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash flow from operations to fund operating activities. However, during the first half of 2014 we used $184.9 million in cash for operations, compared to generating $188.9 million in cash from operations during the same period in 2013, due to three primary factors.  First, we had a significant amount of accrued expenses at the end of December 2013, following record sales and a record number of sales representatives who qualified for incentive trips.  The selling expenses and incentive trip expenses, although accrued in 2013, were paid in 2014.  Second, we built a large amount of inventory during the first half for planned product launches in 2014. Finally, the decrease in revenue due to disruption of our Mainland China business lowered our net income for the first half of 2014.

As of June 30, 2014, working capital was $327.4 million, compared to $341.5 million as of December 31, 2013. Cash and cash equivalents as of June 30, 2014 and December 31, 2013 were $219.5 million and $525.2 million, respectively. The decrease in cash and cash equivalents reflects lower than anticipated revenue growth in Mainland China, and cash payments for inventory and accrued selling and other expenses.

Capital expenditures in the first half of 2014 were $57.1 million, and we anticipate additional capital expenditures of approximately $40 million for the remainder of 2014. Our 2014 capital expenditures are primarily related to:

·	expansion of our corporate facilities in the United States, Greater China and South Korea;

·	purchases of computer systems and software, including equipment and development costs;

·	development of new products and purchase of tooling and manufacturing equipment; and

·	build-out and upgrade of leasehold improvements in our various markets, including retail stores and service centers in Mainland China.

We currently have debt pursuant to various credit facilities and other borrowings.  Our book value for both the individual and consolidated debt included in the table below approximates fair value. The estimated fair value of our debt is based on interest rates available for debt with similar terms and remaining maturities. We have classified these instruments as Level 2 in the fair value hierarchy. The following table summarizes our debt facilities:

Debt Facility	Original Principal Amount	Balance as of June 30, 2014(1)	Balance as of December 31, 2013	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility(2):

U.S. dollar denominated:	$40.0 million	$17.1 million	$17.1 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010.

	$20.0 million	$8.6 million	$11.4 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011.

Japanese yen denominated:	3.1 billion yen	―	0.4 billion yen or $4.1 million	1.7%	Notes paid in full on April 30, 2014.

	2.3 billion yen	1.3 billion yen or $12.8 million	1.3 billion yen or $12.3 million	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.

	2.2 billion yen	0.9 billion yen or $9.2 million	1.2 billion yen or $11.8 million	3.3%	Notes due January 2017 with annual principal payments that began in January 2011.

	8.0 billion yen	8.0 billion yen or $78.7 million	8.0 billion yen or $75.8 million	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016.

Revolving credit facilities:

2010(3)		$35.0 million(3)	$35.0 million	Variable 30 day: 0.66%	Revolving line of credit expired August 8, 2014.

2013		$50.0 million	$14.0 million	Variable 30 day: 0.5783%	Revolving line of credit expires September 2014.

2014(4)		―	―	N/A	Revolving line of credit expires April 2015

(1)	The current portion of our long-term debt (i.e. becoming due in the next 12 months) includes $6.2 million of the balance of our Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the multi-currency uncommitted shelf facility and $85.0 million of our revolving loans.

(2)	On August 8, 2014, we entered into an amendment of the amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among us, Prudential Investment Management, Inc. and certain other purchasers. The amendment modified the restricted payments covenant to allow the aggregate amount of restricted payments to exceed the allowed threshold by no more than $110 million for the quarter ending June 30, 2014 to avoid default or acceleration provisions of the agreement.

(3)	We paid the outstanding balance in full prior to the August 8, 2014 expiration of the amended and restated credit agreement, dated as of May 25, 2012, among us, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent.

(4)	On April 9, 2014, we entered into an additional 364 day revolving line of credit with Bank of America, N.A. with a commitment amount of $50 million and an interest rate equal to 1 month LIBOR plus 95.0 basis points. We have not drawn on this revolving line of credit as of the date hereof.

In July 2014, our subsidiary in Japan borrowed 3 billion Japanese yen (approximately $30.0 million), which is due on September 30, 2014.  In July 2014, our subsidiary in South Korea borrowed $20.0 million, which is due in December 2014, with a right to extend the term for an additional six months.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first half of 2014, we repurchased 0.3 million shares of Class A common stock under this program for $25.0 million. As of June 30, 2014, $369.5 million was available for repurchases under the stock repurchase program.

In March and May 2014, our board of directors declared a quarterly cash dividend of $0.345 per share. These quarterly cash dividends were $20.1 million and $20.4 million, respectively, were paid on March 26, 2014 and June 11, 2014, to stockholders of record on March 14, 2014 and May 23, 2014.
As of June 30, 2014 and December 31, 2013, we held $219.5 million and $525.2 million, respectively, in cash and cash equivalents, including $206.3 million and $493.9 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, with the exception of cash in Venezuela which is subject to currency exchange restrictions by the government of Venezuela. Currency exchange restrictions in Venezuela require approval from the government's currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends to the United States.  We have been unsuccessful in obtaining U.S. dollars at the official exchange rates and under alternative exchange mechanisms described below.  As a result, these foreign exchange controls in Venezuela have limited our ability to repatriate earnings and settle our intercompany obligations, which has resulted in the accumulation of bolivar denominated cash and cash equivalents in Venezuela.

During the first half of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela. Accordingly, there are three legal mechanisms in Venezuela to exchange currency.  As of March 31, 2014, we determined it would be most appropriate to utilize the SICAD I rate, which was approximately 10.7 bolivars per U.S. dollar.  As a result of this determination, we incurred a $15 million charge related to the translation of our monetary assets in Venezuela. During the second quarter, we determined that it would be most appropriate to use the SICAD II rate, which is approximately 50 bolivars per U.S. dollar, as we had still not received any approvals under SICAD I.  The remeasurement of our net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign exchange loss of $25 million during the three months ended June 30, 2014.  As of June 30, 2014, cash and cash equivalents in Venezuela were $5.8 million as a result of this remeasurement.

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We currently have in place an intercompany loan arrangement, which allows us to access a portion of available cash in Mainland China pending our repatriation of dividends. As of June 30, 2014, we had approximately $88.6 million in cash denominated in Chinese yuan. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. In all but two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with the applicable U.S. tax rules and regulations.  Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not permanently reinvested.

As of June 30, 2014, we were in violation of our restricted payments covenant under our amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among us, Prudential Investment Management, Inc. and certain other purchasers, as amended (the "Prudential Agreement") and the amended and restated credit agreement, dated as of May 25, 2012, among us, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent (the "JPMC Agreement"), which restricts us from making dividend payments or stock repurchases to the extent the aggregate amount of such payments exceed $100 million plus the cumulative cash flow from operations less capital investments since June 30, 2012. The JPMC Agreement expired pursuant to its terms on August 8, 2014. Effective August 8, 2014, we entered into an amendment of the Prudential Agreement that allows the aggregate amount of restricted payments to exceed the allowed threshold by no more than $110 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of the Prudential Agreement. If we are not able to refinance the Prudential debt with new debt that does not include this restrictive covenant, we could be limited in our ability to make restricted payments unless we obtain additional waivers or generate sufficient cash flow from operations to meet the revised threshold for the third quarter. In addition, we have approximately $80 million in debt that will become due in September.  If we are not able to refinance or extend our current lines of credit in a timely manner, we may need to defer certain capital and operating expenditures, dividend payments and stock repurchases. The majority of our historical expenses have been variable in nature and as such, a potential reduction in the level of revenue would reduce our cash flow needs, although these reductions may not allow us sufficient free cash flow to pursue all attractive strategic initiatives.  In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we are unsuccessful in obtaining additional financing, or we otherwise deem it appropriate to strengthen our balance sheet, we may raise additional funds in the debt or equity markets or restructure our current debt obligations.

Contingent Liabilities

We are currently involved in a dispute with customs authorities in Japan related to additional customs assessments by Yokohama Customs on several of our products  for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was 4.3 billion Japanese yen as of June 30, 2014 (approximately $42.1 million), net of any recovery of consumption taxes. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. We anticipate that additional disputed duties will be limited going forward as we have entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer. We are now pursuing this matter in Tokyo District Court. This dispute is separate and distinct from the dispute related to customs assessments on certain of our products imported into Japan during the period of October 2002 through July 2005.

We are currently being sued in a purported class action lawsuit and derivative claim relating to negative media and regulatory scrutiny regarding our business in Mainland China and the associated decline in our stock price.  These lawsuits, or others filed alleging similar facts, could result in monetary or other penalties that may affect our operating results and financial condition.

Please refer to Item 1A. "Risk Factors" and Item 1. "Legal Proceedings" for more information regarding these matters.

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended June 30, 2014.

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

	As of June 30, 2014		As of June 30, 2013
Region:	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	256,000	26,192	376,000	30,455
North Asia	393,000	17,186	389,000	17,372
Americas	189,000	7,627	176,000	6,954
South Asia/Pacific	120,000	7,450	114,000	7,120
EMEA	121,000	4,468	124,000	4,484
Total	1,079,000	62,923	1,179,000	66,385

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States.  The local currency of each of our subsidiaries' primary markets is considered the functional currency with the exception of Venezuela.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Mainland China, South Korea and Japan, any weakening of these currencies negatively impacts reported revenue and profits, whereas a strengthening of these currencies positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.
Foreign exchange risk is managed in certain jurisdictions through the use of foreign currency debt. Portions of our Japanese yen borrowings have been designated, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments are included in foreign currency translation adjustment within other comprehensive income. Included in the cumulative translation adjustment are $29.4 million and $30.4 million of pretax net gains for the periods ended June 30, 2014 and 2013, respectively from Japanese yen borrowings.
Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  As of June 30, 2014 and 2013, we held forward contracts designated as foreign currency cash flow hedges with notional amounts of approximately 1.9 billion Japanese yen ($18.7 million as of June 30, 2014) and 10.0 million euros ($13.7 million as of June 30, 2014) to hedge forecasted foreign-currency-denominated intercompany transactions; and as of June 30, 2013, we held 2.9 billion Japanese yen ($29.2 million as of June 30, 2013) and no euros. Because of our foreign exchange contracts as of June 30, 2014, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that because of the material weakness in our internal control over financial reporting described below regarding the Company's accounting related to the hyper-inflationary currency translation adjustments with respect to our operations in Venezuela, our disclosure controls and procedures were not effective as of June 30, 2014.

In connection with the preparation of financial statements for the period ending June 30, 2014, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management did not maintain effective controls over the presentation and disclosure of hyper-inflationary accounting for its Venezuela subsidiary.  Specifically, the Company's controls to evaluate and implement hyper-inflationary accounting for its Venezuela subsidiary when it became material did not operate at the appropriate level of precision. Formal documentation of management's conclusions regarding hyper-inflationary accounting for its Venezuela subsidiary also needed improvement. This material weakness resulted in hyper-inflationary currency translation adjustments for Venezuela being incorrectly recorded as adjustments to Accumulated Other Comprehensive Loss rather than as charges to Other Income (Expense).  As a result, management restated its Consolidated Financial Statements for the period ended March 31, 2014. Additionally, this material weakness could result in a further misstatement of account balances or disclosures with respect to the consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the 2013 fiscal year and subsequent Quarterly Reports on Form 10-Q, for information regarding the status of certain legal proceedings that have been previously disclosed.

Securities Class Action

As previously disclosed, beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. On April 10, 2014, the plaintiffs filed a stipulated motion requesting that the court consolidate the various purported class actions, appoint State-Boston Retirement System as lead plaintiff in the consolidated action, and appoint the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action.  On May 1, 2014, that stipulated motion was granted.  On June 30, 2014, a consolidated class action complaint was filed.  We have not yet filed a response.  The consolidated class action complaint purports to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt.  The consolidated class action complaint alleges that, inter alia, we made materially false and misleading statements regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities.  We believe that the claims asserted in the consolidated class action complaint are without merit and intend to vigorously defend ourselves.

Shareholder Derivative Claim

As previously disclosed, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. On April 17, 2014, the plaintiffs filed a joint motion to consolidate the derivative actions, to appoint plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and to appoint the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action.  On May 1, 2014, that joint motion was granted.  On July 25, a consolidated derivative complaint was filed.  We have not yet filed a response.  The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises.  The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund, and Campbell.  The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.

ITEM 1A.                          RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2013 fiscal year and subsequent Quarterly Reports on Form 10-Q and any amendments thereto.

We may face difficulties in re-engaging and growing our sales force in Mainland China after our recent suspension of recruiting activities.

In January of 2014 we announced that in light of various government investigations in Mainland China we were temporarily suspending all business promotional meetings as well as applications for new sales representatives in that market.  This suspension was not lifted until May 1, 2014. Largely as a result of this suspension, our Sales Leaders in Mainland China decreased significantly during the first half of 2014, from approximately 49,000 as of December 31, 2013 to approximately 19,000 as of June 30, 2014. It is unclear what long term impact this suspension and negative publicity associated with these matters will have on our operations in Mainland China and other markets. Our business is highly dependent on the continual recruitment of new individuals attracted to our earnings opportunity in Mainland China and elsewhere and on momentum in our sales and expansion created by recruiting. Although we have seen some stabilization of trends since May, we are still early in the resumption of full business operations. We have not previously undertaken such a lengthy suspension of applications for new sales representatives and it is uncertain how difficult it will be for us to regain this momentum and there is a risk that we could experience further declines.  Any significant or prolonged difficulties in re-engaging our sales force could adversely affect our sales and results of operations.

We are currently being sued in a purported class action lawsuit and a derivative claim relating to negative media and regulatory scrutiny of our business in Mainland China and the associated decline in our stock price.

We have been named as a defendant in a purported class action complaint relating to negative media and regulatory scrutiny of our business in Mainland China.  We have also been named as a nominal defendant in a shareholder derivative suit relating to the same issues.  These complaints purport to assert claims on behalf of certain of our stockholders or the Company and allege that we made materially false and misleading statements regarding our sales operations in, and financial results derived from, our Mainland China business.  These complaints also allege that we engaged in illegal multi-level marketing activities in Mainland China in violation of local law.  These complaints seek substantial monetary damages or make claims for indeterminate amounts of damages.  These complaints, or others filed alleging similar facts, could result in monetary or other penalties that may affect our operating results and financial condition.  Moreover, the negative publicity stemming from these complaints and the allegations they make could harm our business and operations.  Accordingly, any adverse determination against us in these suits, or even the allegations contained in the suits regardless of whether they are ultimately found to be without merit, could harm our business, operations and financial condition.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                  OTHER INFORMATION

The following is intended to satisfy our disclosure obligations pursuant to Items 1.01 and 2.03 of Form 8-K:

As of June 30, 2014, the Company was in violation of its restricted payments covenant under its amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers, as amended (the "Prudential Agreement") and the amended and restated credit agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent (the "JPMC Agreement"), which restricts the Company from making dividend payments or stock repurchases to the extent the aggregate amount of such payments exceed $100 million plus the cumulative cash flow from operations less capital investments since June 30, 2012. Effective August 8, 2014, the Company entered into an amendment of the Prudential Agreement that allows the aggregate amount of restricted payments to exceed the allowed threshold by no more than $110 million for the quarter ending June 30, 2014 and $50 million for the quarter ending September 30, 2014, to avoid default or acceleration provisions of the Prudential Agreement. The JPMC Agreement expired pursuant to its terms on August 8, 2014, prior to which all amounts outstanding thereunder were repaid.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                        Description

10.1	Loan Agreement, dated as of September 5, 2013, among the Company and Bank of America, N.A.
10.2	Loan Agreement, dated as of April 9, 2014, among the Company and Bank of America, N.A.
10.3	Fifth Amendment to the Amended and Restated Credit Agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of May 6, 2014.
10.4	Third Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement (Multi-Currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers, dated as of May 6, 2014.
10.5	Fourth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement (Multi-Currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers, dated as of August 8, 2014.
31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2014

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)