Form 10-Q
period 2014-09-30
NU SKIN ENTERPRISES INC
filed 2014-11-10
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UT 84601	(IRS Employer Identification No.)
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

As of October 31, 2014, 59,284,182 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 2014 FORM 10-Q QUARTERLY REPORT – THIRD QUARTER

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks.  The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

PART 1.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$194,944	$525,153
Current investments	12,227	21,974
Accounts receivable	40,612	68,652
Inventories, net	369,107	339,669
Prepaid expenses and other	188,532	162,886
	805,422	1,118,334

Property and equipment, net	440,352	396,042
Goodwill	112,446	112,446
Other intangible assets, net	77,234	83,168
Other assets	137,795	111,072
Total assets	$1,573,249	$1,821,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,275	$82,684
Accrued expenses	328,973	626,284
Current portion of long-term debt	92,926	67,824
	450,174	776,792

Long-term debt	95,783	113,852
Other liabilities	87,885	71,799
Total liabilities	633,842	962,443

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	412,177	397,383
Treasury stock, at cost – 31.3 million and 31.6 million shares, respectively	(843,878)	(826,904)
Accumulated other comprehensive loss	(44,964)	(46,228)
Retained earnings	1,415,981	1,334,277
	939,407	858,619
Total liabilities and stockholders' equity	$1,573,249	$1,821,062

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$638,800	$908,299	$1,959,888	$2,120,932
Cost of sales	109,275	139,816	371,929	341,134

Gross profit	529,525	768,483	1,587,959	1,779,798

Operating expenses:
Selling expenses	263,203	437,662	859,879	967,926
General and administrative expenses	161,366	162,546	467,190	446,355

Total operating expenses	424,569	600,208	1,327,069	1,414,281

Operating income	104,956	168,275	260,890	365,517
Other income (expense), net	1,073	504	(37,554)	(571)

Income before provision for income taxes	106,029	168,779	223,336	364,946
Provision for income taxes	37,721	57,879	80,667	125,329

Net income	$68,308	$110,900	$142,669	$239,617

Net income per share (Note 2):
Basic	$1.15	$1.89	$2.42	$4.09
Diluted	$1.12	$1.80	$2.34	$3.91

Weighted-average common shares outstanding (000s):
Basic	59,249	58,661	59,058	58,544
Diluted	60,777	61,508	61,010	61,234

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$68,308	$110,900	$142,669	$239,617

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(3,392)	2,463	1,578	(484)
Net unrealized gains/(losses) on foreign currency cash flow hedges	1,239	(130)	656	1,431
Less: Reclassification adjustment for realized losses/(gains) in current earnings	(527)	(924)	(970)	(2,988)
	(2,680)	1,409	1,264	(2,041)

Comprehensive income	$65,628	$112,309	$143,933	$237,576

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)
	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$142,669	$239,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,933	24,026
Foreign currency losses	47,570	1,663
Stock-based compensation	16,320	23,004
Deferred taxes	8,795	3,163
Changes in operating assets and liabilities:
Accounts receivable	27,094	(16,073)
Inventories, net	(37,107)	(120,153)
Prepaid expenses and other	(41,879)	(42,059)
Other assets	(17,721)	(13,237)
Accounts payable	(53,273)	21,652
Accrued expenses	(284,965)	355,190
Other liabilities	2,307	7,350

Net cash provided by (used in) operating activities	(151,257)	484,143

Cash flows from investing activities:
Purchases of property and equipment	(80,580)	(143,068)
Proceeds of investment sales	27,328	13,148
Purchases of investments	(17,522)	(11,869)

Net cash used in investing activities	(70,774)	(141,789)

Cash flows from financing activities:
Exercises of employee stock options	(3,146)	18,361
Payments of debt financing	(102,167)	(23,902)
Payment of cash dividends	(60,964)	(52,891)
Income tax benefit of options exercised	9,637	16,687
Proceeds from long-term debt	115,220	35,000
Repurchases of shares of common stock	(25,002)	(90,866)

Net cash used in financing activities	(66,422)	(97,611)

Effect of exchange rate changes on cash	(41,756)	(11,269)

Net increase (decrease) in cash and cash equivalents	(330,209)	233,474

Cash and cash equivalents, beginning of period	525,153	320,025

Cash and cash equivalents, end of period	$194,944	$553,499

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. Over the last several years, the Company has introduced new Pharmanex nutritional supplements and Nu Skin personal care products under its ageLOC anti-aging brand. The Company reports revenue from five geographic regions:  Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; North Asia, which consists of Japan and South Korea; South Asia/Pacific, which consists of Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; Americas, which consists of the United States, Canada and Latin America; and Europe, Middle East and Africa ("EMEA"), which consists of several markets in Europe as well as Israel, Russia and South Africa (the Company's subsidiaries operating in these countries in each region are collectively referred to as the "Subsidiaries").

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of September 30, 2014, and for the three- and nine-month periods ended September 30, 2014 and 2013. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2014 and 2013, stock options of  2.8 million and 1.6 million, respectively, and for the nine-month periods ended September 30, 2014 and 2013, stock options of 2.1 million and 0.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In March, May and August 2014, the Company's board of directors declared a quarterly cash dividend of $0.345 per share. These quarterly cash dividends were $20.1 million, $20.4 million and $20.5 million, respectively, and were paid on March 26, 2014, June 11, 2014 and September 26, 2014, to stockholders of record on March 14, 2014, May 23, 2014 and September 12, 2014. In November 2014, the Company's board of directors declared a quarterly cash dividend of $0.345 per share to be paid December 3, 2014, to stockholders of record on November 21, 2014.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts of 800 million Japanese yen and 7.0 million euros ($7.3 million and $8.8 million, respectively) as of September 30, 2014 and 3.0 billion Japanese yen and 6.0 million euros ($30.5 million and $8.1 million, respectively) as of September 30, 2013 to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were $1.5 million and $1.9 million as of September 30, 2014 and December 31, 2013, respectively.

The contracts held at September 30, 2014 have maturities through May 2015 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The pre-tax net gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive loss to revenue were $0.8 million and $1.4 million, respectively, for the three-month periods ended September 30, 2014 and 2013 and $1.5 million and $4.7 million, respectively, for the nine-month periods ended September 30, 2014 and 2013. The corresponding tax effects of these transactions were recorded in provision for income tax expense. As of September 30, 2014 and December 31, 2013, there were $0.9 million and $1.3 million, respectively, of unrealized gains included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $45.9 million and $47.5 million as of September 30, 2014 and December 31, 2013, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.

5.	REPURCHASES OF COMMON STOCK

During the three-month period ended September 30, 2014, the Company did not repurchase shares under its open market stock repurchase plan. During the three-month period ended September 30, 2013, the Company repurchased approximately 0.9 million shares of its Class A common stock under its open market stock repurchase plan for $76.3 million. During the nine-month periods ended September 30, 2014 and 2013, the Company repurchased approximately 0.3 million and 1.3 million shares of its Class A common stock under its open market repurchase plan for $25.0 million and $90.9 million, respectively. As of September 30, 2014, $369.5 million was available for repurchases under the open market stock repurchase program.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2014	2013	2014	2013

Greater China	$226,744	$449,558	$735,542	$881,621
North Asia	205,488	202,390	596,944	583,112
South Asia/Pacific	88,915	126,972	241,762	279,511
Americas	76,737	84,813	246,557	243,938
EMEA	40,916	44,566	139,083	132,750
Totals	$638,800	$908,299	$1,959,888	$2,120,932

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2014	2013	2014	2013

Nu Skin	$392,513	$444,848	$1,186,592	$1,177,508
Pharmanex	244,690	462,093	768,178	939,306
Other	1,597	1,358	5,118	4,118
Totals	$638,800	$908,299	$1,959,888	$2,120,932

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2014	2013	2014	2013

Mainland China	$152,983	$332,297	$518,995	$642,345
South Korea	127,094	111,473	359,891	289,988
Japan	78,394	90,917	237,053	293,124
United States	54,241	58,740	170,119	177,414
Taiwan	41,603	64,594	119,031	134,544
Hong Kong	32,158	52,667	97,516	104,732
Malaysia	22,637	49,122	64,942	94,962

Long-lived assets:	September 30, 2014	December 31, 2013

Mainland China	$101,015	$82,726
South Korea	25,370	14,345
Japan	13,405	9,970
United States	286,997	273,388
Taiwan	1,719	1,928
Hong Kong	2,527	2,497
Malaysia	1,094	1,463

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. As of September 30, 2014 and December 31, 2013, the Company had net deferred tax assets of $51.8 million and $67.2 million, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter.  Other than earnings the Company intends to reinvest indefinitely, the Company accrues for the U.S. federal and state income taxes applicable to the earnings.  For all foreign earnings, the Company accrues the applicable foreign income taxes. Undistributed earnings that the Company has indefinitely reinvested, and for which no federal or state income taxes in the U.S. have been provided, aggregate to $50.0 million as of September 30, 2014 and December 31, 2013.  In the event that all non-U.S. subsidiaries' undistributed earnings, which the Company has designated as indefinitely reinvested, were remitted to the United States, the amount of incremental taxes would be approximately $5.5 million.

8.	UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  The Company has filed its U.S. federal tax returns for all years through and including 2013, and it is no longer subject to tax examinations from the United States Internal Revenue Service (the "IRS") for any of these years except for 2011 and 2013.  With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2008.  In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2014 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.  In major foreign jurisdictions, the Company is generally not subject to income tax examinations for years before 2008. However, statutes in certain countries may be as long as ten years for transfer pricing related issues. Along with the IRS examination of 2011, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $1 to $3 million.

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

The Company is currently involved in a dispute related to customs assessments by Yokohama Customs on several of the Company's products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest.  Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was approximately 4.4 billion Japanese yen as of September 30, 2014 (approximately $39.7 million), net of any recovery of consumption taxes.  The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that the additional assessments are improper and are not supported by applicable customs laws. The Company filed letters of protest with the applicable Customs authorities, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal. The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which the Company believes will provide a more independent determination of the matter. In addition, the Company is currently being required to post a bond or make a deposit to secure any additional duties that may be due and payable on current imports.  Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be limited going forward as the Company purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company is also currently being sued in a purported class action lawsuit and derivative claim relating to negative media and regulatory scrutiny regarding the Company's business in Mainland China and the associated decline in the Company's stock price.  Beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. On April 10, 2014, the plaintiffs filed a stipulated motion requesting that the court consolidate the various purported class actions, appoint State-Boston Retirement System as lead plaintiff in the consolidated action, and appoint the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action.  On May 1, 2014, that stipulated motion was granted and on June 30, 2014, a consolidated class action complaint was filed.  On August 29, 2014, the Company filed a motion to dismiss the case and on October 28, 2014, the plaintiffs filed their opposition to the Company's motion to dismiss. The consolidated class action complaint purports to assert claims on behalf of certain of the Company's stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt.  The consolidated class action complaint alleges that, inter alia, the Company made materially false and misleading statements regarding its sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities.  The Company believes that the claims asserted in the consolidated class action complaint are without merit and intends to vigorously defend itself.

In addition, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. On April 17, 2014, the plaintiffs filed a joint motion to consolidate the derivative actions, to appoint plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and to appoint the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action.  On May 1, 2014, that joint motion was granted.  On July 25, 2014, a consolidated derivative complaint was filed.  On September 25, 2014, the Company filed a motion to dismiss or stay the case. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises.  The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund, and Campbell.  The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding their sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.

The purported class action lawsuit and derivative claim, or others filed alleging similar facts, could result in monetary or other penalties that may affect the Company's operating results and financial condition.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10.	DEBT

The following table summarizes the Company's debt facilities as of December 31, 2013 and September 30, 2014. The Company's book value for both the individual and consolidated debt included in the table approximates fair value. The estimated fair value of the Company's debt is based on interest rates available for debt with similar terms and remaining maturities. The Company has classified these instruments as Level 2 in the fair value hierarchy.

Debt Facility	Original Principal Amount	Balance as of September 30, 2014(1)	Balance as of December 31, 2013	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility(2):

U.S. dollar denominated:	$40.0 million	$11.4 million	$17.1 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010. Paid in full on October 10, 2014.

	$20.0 million	$8.6 million	$11.4 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011. Paid in full on October 10, 2014.

Japanese yen denominated:	3.1 billion yen	–	0.4 billion yen or $4.1 million	1.7%	Notes paid in full on April 30, 2014.

	2.3 billion yen	1.0 billion yen or $8.9 million	1.3 billion yen or $12.3 million	2.6%	Notes due September 2017 with annual principal payments that began in September 2011.Paid in full on October 10, 2014.

	2.2 billion yen	0.9 billion yen or $8.5 million	1.2 billion yen or $11.8 million	3.3%	Notes due January 2017 with annual principal payments that began in January 2011. Paid in full on October 10, 2014.

	8.0 billion yen	8.0 billion yen or $72.2 million	8.0 billion yen or $75.8 million	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016. Paid in full on October 10, 2014.

Korean subsidiary loan(3):	$20.0 million	$20.0 million	–	2.5%	Notes due December 2014, with a right to extend the term for an additional six months.

Revolving credit facilities:
2010(4)		–	$35.0 million	N/A	Paid in full.

2013(5)		$50.0 million	$14.0 million	Variable 30 day: 1.1035%	Revolving line of credit. Paid in full on October 10, 2014.

2014		–	–	N/A	Revolving line of credit. Terminated on October 15, 2014.

Japanese subsidiary loan(6):

2014		1 billion yen or $9.1 million	–	1.475%	Paid in full as of October 15, 2014.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

____________________

(1)	As of September 30, 2014, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $5.2 million of the balance of its Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on its U.S. dollar denominated debt under the multi-currency uncommitted shelf facility, $50.0 million of the Company's revolving loans, $20.0 million borrowed at its Korean subsidiary and $9.1 million borrowed at its Japanese subsidiary.

(2)	On August 8, 2014, the Company entered into an amendment of the amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers. On October 10, 2014, the Company repaid all the amounts outstanding under the notes and also paid a $7.4 million fee related to the prepayment of debt.

(3)	In July 2014, the Company's subsidiary in South Korea borrowed $20.0 million through a U.S. dollar-denominated term loan.

(4)	The Company paid the outstanding balance in full prior to the August 8, 2014, expiration of the amended and restated credit agreement, dated as of May 25, 2012, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent.

(5)	On August 15, 2014, the Company entered into an amendment of the loan agreement, dated as of September 5, 2013, with Bank of America, N.A. The amendment extended the term of the agreement from September 4, 2014 to December 3, 2014, and changed the applicable interest rate from LIBOR plus 0.425% to LIBOR plus 0.95%. On October 10, 2014, the Company paid the outstanding balance of the revolving credit facility.

(6)	In July 2014, the Company's subsidiary in Japan borrowed 3 billion Japanese yen ($29.5 million) through a yen-denominated revolving credit facility. Effective October 1, 2014, the interest rate on this credit facility was reduced to 0.74%. On October 15, 2014, the Company paid the outstanding balance of the revolving credit facility.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.	ACCOUNTING PRONOUNCEMENTS

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The purpose of this ASU is to incorporate into U.S. GAAP management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued, and to provide related footnote disclosures. This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

12.	REVISIONS

The presentation of the Company's consolidated statements of income for the three- and nine-month periods ended September 30, 2013, was revised to reduce the selling expense and revenue by $19.3 million and $39.7 million, respectively, related to an error in the classification of selling rebates. The revision had no effect on the operating income, net income or comprehensive income, the consolidated balance sheet or cash flows. The revision was not considered to be material to the previously issued financial statements.

13.      VENEZUELA HIGHLY INFLATIONARY ACCOUNTING

The Company commenced operations in Venezuela in 2007, where it markets a variety of personal care and nutritional products. Total assets in Venezuela as of September 30, 2014 are $11.4 million, $6.8 million of which are monetary assets. The Venezuela subsidiary also has a $32.2 million intercompany balance to its parent company as of September 30, 2014, with respect to charges for inventory, commissions, license fees and service fees. The Company imports all of its products into Venezuela from the United States.  Venezuela represents a very small portion of the Company's overall business with sales for the nine months ended September 30, 2014 representing approximately 1% of the Company's overall revenue.

Since November of 2009, Venezuela has been considered a highly inflationary economy. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100% or more over a three-year period as well as other qualitative factors including historic inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  The functional currency in highly inflationary economies is required to be the functional currency of the entity's parent company (which for our Venezuela subsidiary is the U.S. dollar), and transactions denominated in the local currency are remeasured to the functional currency. The remeasurement of bolivars into U.S. dollars creates foreign currency transaction gains or losses, which should be included in the Company's consolidated statement of income.

The Venezuela subsidiary did not transition to highly inflationary status until the first quarter of 2014. As a result, the Company continued to account for the Venezuela subsidiary as a bolivar functional currency entity, rather than a U.S. dollar functional currency entity. In the first quarter of 2014, the Company began to account for this subsidiary as highly inflationary, and therefore changed the functional currency of the entity to the U.S. dollar.  As a result, for periods prior to 2014, the Company improperly recorded $6.3 million related to foreign currency remeasurement adjustments caused by changes in the Venezuela exchange rate in accumulated other comprehensive income (equity). The consolidated statement of income for the nine-month period ended September 30, 2014, includes an out-of-period adjustment of $6.3 million to correct this error.  The Company has determined not to restate prior period financial statements because the amount of the adjustment is not material to the prior periods or this reporting period.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

During the first quarter of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela. Accordingly, there are three legal mechanisms in Venezuela to exchange currency. As of March 31, 2014, the Company determined it would be most appropriate for it to utilize the SICAD I rate, which was approximately 10.7 bolivars per U.S. dollar.  As a result of the adoption of this rate during the period ended March 31, 2014, the Company recorded a $14.7 million charge in Other Income (Expense) to reflect foreign currency transaction losses on its net monetary assets denominated in bolivar, which is reflected in the nine-month period ended September 30, 2014.

As of June 30, 2014, the Company determined that it would be most appropriate for it to utilize the SICAD II rate, which was approximately 50 bolivars per U.S. dollar, as the Company had not been successful in getting approval under SICAD I and believed the SICAD II rate better reflects the rate at which the Company will be able to convert bolivars to U.S. dollars.  As a result of the adoption of this rate during the three months ended June 30, 2014, the Company recorded an additional $25.3 million charge in Other Income (Expense) to reflect additional foreign currency translation losses on its net monetary assets denominated in bolivar, which is reflected in the nine-month period ended September 30, 2014.

14.      WRITE-DOWN OF INVENTORY

During the second quarter of 2014, the Company made a determination to adjust its inventory carrying value.  Heightened media and regulatory scrutiny in Mainland China in the first part of 2014, and the voluntary actions the Company took in response to such scrutiny, had a negative impact on the size of the Company's limited-time offer in June, which significantly reduced its expectations for plans to sell ageLOC TR90 in a limited-time offer later in 2014 or the beginning of 2015.   This resulted in a $50 million write-down of estimated surplus inventory primarily in Mainland China.  Total adjustments to the Company's inventory carrying value as of September 30, 2014 and December 31, 2013 were $60.7 million and $5.9 million, respectively.

15.	SUBSEQUENT EVENTS

On October 9, 2014, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years.  On October 10, 2014, the Company drew the full amount of the term loan facilities, which bear interest at 2.9018% on U.S. dollar borrowings and 2.835% on Japanese yen borrowings, and $112.5 million of the revolving credit facility, which bears interest at 2.9018%. Any additional amounts drawn under the revolving credit facility will bear interest at rates that will be determined in accordance with the Credit Agreement. Half of the principal amount of the term loan facilities will be payable in increasing quarterly installments over a five-year period, with the remainder payable at the end of the five-year term. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

As set forth in Note 10, "Debt," on October 10, 2014, the Company repaid debt that was outstanding under its credit agreements with Bank of America, N.A. and its notes with Prudential Investment Management, Inc. and affiliates.  The Company also paid a $7.4 million fee related to the prepayment of debt. On October 15, 2014 the Company repaid all amounts outstanding under its Japan subsidiary's revolving line of credit.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that represent our current expectations and beliefs. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, product offerings, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations and other financial items; statements of management's expectations and beliefs regarding China and other markets; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013, subsequent Quarterly Reports on Form 10-Q and any amendments thereto (our "Periodic Reports").

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis included in our Periodic Reports, and our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report.

Overview

Revenue for the three-month period ended September 30, 2014 decreased 30% to $638.8 million, when compared to the same prior-year period, with foreign currency fluctuations negatively impacting revenue 3%. Our revenue for the nine-month period ended September 30, 2014 decreased 8% to $2.0 billion, when compared to the same period in 2013, with foreign currency fluctuations negatively impacting revenue 1%. Sales Leaders and Actives were down 37% and 17%, respectively, compared to the prior year. When compared sequentially to results for the second quarter of 2014, our revenue in the third quarter of 2014 decreased 2%, and Sales Leaders and Actives decreased 3% and 2%, respectively.

These declines reflect difficult comparisons with the prior year, which included significant sales leader activity and revenue related to the global limited-time offer of ageLOC TR90. Sales of ageLOC TR90 in the second half of 2013 were substantial, with $550 million of sales generated during this period, with $203 million generated in the third quarter of 2013. This product was sold in a kit containing a three-month supply, and we believe the significant 2013 sales and the three-month supply kit configuration decreased demand in subsequent regional limited-time offers of this product.  In addition, TR90 was developed to decrease fat without sacrificing lean muscle. The result is a healthier body composition but not necessarily maximum weight loss. Our research shows that some consumers of TR90 were dissatisfied with the extent of their weight loss. In some markets, we have elected to make TR90 generally available shortly following a regional limited-time offer, rather than waiting a longer period as in previous limited-time offers for other products. We believe these issues combined to result in regional limited-time offer sales in 2014 being significantly lower than global limited-time offer sales in the prior year.  Limited-time offers of ageLOC Tru Face Essence Ultra and TR90 generated $81.4 million of sales in the third quarter and $190.6 million in the first nine months of 2014. We anticipate that substantial limited-time offer sales in the fourth quarter of 2013 will present difficult year-over-year comparisons for the fourth quarter of 2014, as we estimate $20 million of limited-time offer sales in the fourth quarter of 2014.

The year-over-year comparisons were also impacted by the disruption in our business in Mainland China and softness in some of our other markets such as Japan, the United States, Taiwan, and Hong Kong. As previously disclosed, our business in Mainland China was significantly disrupted following our voluntary suspension of business meetings and the acceptance of applications for new sales representatives in response to media and regulatory scrutiny of our business in January 2014. In May, we resumed business meetings and acceptance of applications for new sales representatives in Mainland China. In the third quarter we continued to expand our business meetings. As discussed in "–Revenue–Greater China" below, we believe our business in Mainland China showed signs of stabilization during the third quarter.

Earnings per share for the third quarter of 2014 were $1.12, compared to $1.80 for the third quarter of 2013. Earnings per share for the first nine months of 2014 were $2.34 compared to $3.91 for the same prior-year period. The decrease in earnings per share in the nine-month period ended September 30, 2014 includes a $46.3 million foreign currency charge taken in the first half of 2014, related to the impact of the devaluation of the Venezuela currency on monetary assets and liabilities of our Venezuela entity, and reflects the increased tax rate related to this foreign currency charge. The decrease in earnings per share in the nine-month period ended September 30, 2014 also includes a $50 million charge taken in the second quarter of 2014 for the write-down of inventory primarily in Mainland China. For more information regarding these items, please see "–Gross profit", "–Other income (expense), net" and "–Provision for income taxes."

Revenue
Greater China. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2014 and 2013 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change

Mainland China	$153.0	$332.3	(54%)	$519.0	$642.4	(19%)
Taiwan	41.6	64.6	(36%)	119.0	134.5	(12%)
Hong Kong	32.1	52.7	(39%)	97.5	104.7	(7%)
Greater China total	$226.7	$449.6	(50%)	$735.5	$881.6	(17%)
Foreign currency exchange rate fluctuations did not impact revenue in this region during the three- or nine-month periods ended September 30, 2014. Sales Leaders and Actives in Mainland China decreased 63% and 55%, respectively, compared to the prior-year quarter. Sales Leaders and Actives in Taiwan were down 31% and 16%, respectively, compared to the prior-year quarter. Sales Leaders in Hong Kong were down 31% and Actives were up 2%, compared to the prior-year quarter.
The year-over-year comparisons were impacted by significant sales leader activity and revenue related to the global limited-time offer of ageLOC TR90 in the second half of 2013. This global limited-time offer generated $153.6 million in sales in the Greater China region during the third quarter of 2013. Regional limited-time offers of ageLOC Tru Face Essence Ultra and TR90 in 2014 generated revenue of $59.3 million in the third quarter. We currently anticipate that substantial limited-time offer sales in the fourth quarter of 2013 will similarly present difficult year-over-year comparisons for the fourth quarter of 2014. When compared sequentially to results for the second quarter of 2014, revenue for the Greater China region in the third quarter of 2014 decreased 1%, and Sales Leaders and Actives decreased 5% and 7%, respectively.

Our revenue and number of Sales Leaders and Actives in this region during the first nine months of 2014 were also negatively impacted by our voluntary suspension of business meetings and applications for new sales representatives in Mainland China in response to adverse media reports and government investigations in the first part of the year. In May, we resumed business meetings and acceptance of applications for new sales representatives in Mainland China. In the third quarter, we continued to expand our business meetings. As we expand the number of meetings, we continue to act cautiously to properly educate and train our sales force. We may encounter unanticipated complications or other difficulties in rebuilding our business in Mainland China, which could further impact our business negatively. In addition, as we had not previously undertaken such a lengthy suspension of business meetings and applications for new sales representatives, there is uncertainty regarding the full impact the voluntary actions we took during the first part of 2014 could have on our sales force and business going forward.
Significant limited-time offer sales in the third quarter of 2013 created difficult year-over-year comparisons for the three- and nine-month periods of 2014 in Taiwan and Hong Kong. Revenue in these markets was also impacted by a year-over-year decline in Sales Leaders. We also believe that the negative publicity and regulatory uncertainty in Mainland China caused some distraction among our Sales Leaders in Taiwan and Hong Kong, given the proximity of the markets.
North Asia.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2014 and 2013 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change

South Korea	$127.1	$111.5	14%	$359.9	$290.0	24%
Japan	78.4	90.9	(14%)	237.0	293.1	(19%)
North Asia total	$205.5	$202.4	2%	$596.9	$583.1	2%

Revenue in the region was positively impacted approximately 2% and 1% by currency exchange rate fluctuations for the three- and nine-month periods ended September 30, 2014.

Local currency revenue increased 6% and 21% in South Korea for the three- and nine-month periods ended September 30, 2014, compared to the same prior-year periods. Revenue in the third quarter was positively impacted by a limited-time offer of ageLOC Tru Face Essence Ultra in South Korea during the third quarter of 2014, which generated $22.0 million in revenue. We currently anticipate that substantial limited-time offer sales in the fourth quarter of 2013 will present difficult year-over-year comparisons for the fourth quarter of 2014. Sales Leaders in South Korea were up 1% and Actives were down 8%, compared to the prior-year quarter.

Local currency revenue decreased 9% and 18% in Japan for the three- and nine-month periods ended September 30, 2014, compared to the same prior-year periods. In the third quarter of 2014, Sales Leaders and Actives in Japan decreased 11% and 6%, respectively, compared to the prior-year period, reflecting challenges related to the difficult direct selling environment in Japan. We continue to be cautious in our promotional activities in Japan and continue to meet with regulatory agencies regarding our ongoing distributor education, training and compliance efforts. When compared sequentially to results for the second quarter of 2014, revenue in the third quarter of 2014 increased 7%, Sales Leaders decreased 3% and Actives increased 3%. We currently plan to introduce our ageLOC Tru Face Essence Ultra through a limited-time offer in Japan in the fourth quarter of 2014, in connection with our North Asia regional convention.

South Asia/Pacific. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2014 and 2013 for the South Asia/Pacific region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change

South Asia/Pacific	$88.9	$127.0	(30%)	$241.8	$279.5	(13%)

Foreign currency exchange rate fluctuations in South Asia/Pacific negatively impacted revenue by 1% for both the three- and nine-month periods ended September 30, 2014, when compared to the same prior-year periods. Sales Leaders and Actives in the region decreased 15% and 3%, respectively, compared to the prior-year quarter.

The year-over-year decline in South Asia/Pacific was due largely to difficult prior-year comparisons, which included significant sales leader activity and revenue related to the global limited-time offer of ageLOC TR90 in the second half of 2013. This global limited-time offer generated $45.7 million in sales in the region during the third quarter of 2013. Third-quarter revenue in 2014 was positively impacted by the launch of TR90. When compared sequentially to results for the second quarter of 2014, revenue for the South Asia/Pacific region in the third quarter of 2014 increased 9%, Sales Leaders increased 6% and Actives were unchanged.

Americas. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2014 and 2013 for the Americas region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change

Americas	$76.7	$84.8	(10%)	$246.6	$243.9	1%

Revenue in the region for the three- and nine-month periods ended September 30, 2014 was negatively impacted approximately 29% and 10%, respectively, by fluctuations in foreign currencies, primarily in Venezuela. Sales Leaders in the Americas region decreased by 3% and Actives increased by 4%, when compared to the prior-year quarter. Results for the region were positively impacted by strong local currency growth in Latin America, offset by the devaluation of the Venezuelan currency. Results for the region were negatively impacted by softness in the United States, which declined 8% and 4% from the three- and nine-month periods of 2013, respectively. We currently anticipate that significant limited-time offer sales in the fourth quarter of 2013 will present difficult year-over-year comparisons for the fourth quarter of 2014.

EMEA. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2014 and 2013 for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change

EMEA	$40.9	$44.6	(8%)	$139.1	$132.8	5%

Foreign currency exchange rate fluctuations in the EMEA region negatively impacted revenue by 1% for the three-month period ended September 30, 2014, and had no effect on the nine-month period ended September 30, 2014 when compared with the same prior-year periods. Sales Leaders and Actives in our EMEA region decreased by 6% and 7%, respectively, when compared to the prior-year. Growth in Western Europe during the third quarter of 2014 was offset by softness in the rest of the region. We currently anticipate that significant limited-time offer sales in the fourth quarter of 2013 will present difficult year-over-year comparisons for the fourth quarter of 2014.

Gross profit

Gross profit as a percentage of revenue was 82.9% and 81.0% for the three- and nine-month periods ended September 30, 2014 compared to 84.6% and 83.9% for the same prior-year periods. Gross profit as a percentage of revenue in 2014 continued to be negatively impacted by currency fluctuations, decreased utilization of our manufacturing operations in Mainland China and a decline in the percentage of global revenue represented by Mainland China, where our gross margin on a consolidated basis benefits from our self-manufactured products. Gross profit as a percentage of revenue in 2014 was also negatively impacted by increased product promotions, which we currently expect to continue through the first part of 2015. Gross profit as a percentage of revenue in the nine-month period ended September 30, 2014 was negatively impacted by a $50 million write-down of inventory primarily in Mainland China. Any additional write-down of inventory in Mainland China or any of our other markets would negatively impact our gross margins.

Selling expenses

Selling expenses as a percentage of revenue decreased to 41.2% and 43.9% for the three- and nine-month periods ended September 30, 2014 from 48.2% and 45.6% for the same periods in 2013. Selling expenses in the prior-year period were high as a percentage of revenue as a result of the significant growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives as a result of the limited-time offer of TR90 in the prior-year period. Selling expenses as a percentage of revenue also decreased in the third quarter of 2014 due to a reduction in estimates of the number of sales leaders qualifying for incentive trips and other promotional incentives based on results through the third quarter. We currently expect selling expenses as a percentage of revenue to return to approximately 44% in the fourth quarter.

General and administrative expenses

As a percentage of revenue, general and administrative expenses increased to 25.3% and 23.8% for the three- and nine-month periods ended September 30, 2014, from 17.9% and 21.1% for the same periods in 2013, reflecting lower revenue and relatively stable general and administrative expenses.

Other income (expense), net

Other income (expense), net for the three- and nine-month periods ended September 30, 2014, was $1.1 million of income and $37.6 million of expense compared to $0.5 million of income and $0.6 million of expense for the same periods in 2013. The increase in expense in the nine-month period ended September 30, 2014, was largely due to a $46.3 million non-cash foreign currency charge related to the devaluation of the Venezuelan currency. For the fourth quarter, other income (expense) will include a charge of $7.4 million for a fee related to the prepayment of debt.

Provision for income taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2014 was $37.7 million and $80.7 million, compared to $57.9 million and $125.3 million for the same periods in 2013. The effective tax rate was 35.6% and 36.1%, respectively, of pre-tax income during the three- and nine-month periods ended September 30, 2014, compared to 34.3% in both of the same prior-year periods. The increase in the effective tax rate in 2014 was due largely to the impact of the foreign currency charge relating to Venezuela, for which a deductible tax expense is not allowed until profit is realized in this market.

Net income

As a result of the foregoing factors, net income for the third quarter and first nine months of 2014 was $68.3 million and $142.7 million, respectively, compared to $110.9 million and $239.6 million, respectively, for the same periods in 2013.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt in order to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash flow from operations to fund operating activities. However, during the first nine months of 2014 we used $151.3 million in cash for operations, compared to generating $484.1 million in cash from operations during the same period in 2013, due to three primary factors.  First, we had a significant amount of accrued expenses at the end of December 2013, following record sales and a record number of sales representatives who qualified for incentive trips.  The selling expenses and incentive trip expenses, although accrued in 2013, were paid in 2014.  Second, we had significant accounts payable at the end of December 2013, as we built a large amount of inventory for planned product launches in 2014. Finally, the decrease in revenue due to disruption of our Mainland China business lowered our net income for the first nine months of 2014.  We generated positive cash flow from operations in the third quarter of 2014 of $33.6 million.

As of September 30, 2014, working capital was $355.2 million, compared to $341.5 million as of December 31, 2013. Cash and cash equivalents as of September 30, 2014 and December 31, 2013 were $194.9 million and $525.2 million, respectively. The decrease in cash and cash equivalents reflects decreased income, and cash payments for inventory and accrued taxes, selling and other expenses.

Capital expenditures in the first nine months of 2014 were $80.6 million, and we anticipate additional capital expenditures of approximately $20 million for the remainder of 2014. Our 2014 capital expenditures are primarily related to:

•	expansion of our corporate facilities in the United States, Greater China and South Korea;

•	purchases of computer systems and software, including equipment and development costs;

•	purchase of tooling and manufacturing equipment related to the development of new products; and

•	build-out and upgrade of leasehold improvements in our various markets, including retail stores and service centers in Mainland China.

The following table summarizes our debt facilities as of December 31, 2013 and September 30, 2014. Our book value for both the individual and consolidated debt included in the table approximates fair value. The estimated fair value of our debt is based on interest rates available for debt with similar terms and remaining maturities. We have classified these instruments as Level 2 in the fair value hierarchy.
Debt Facility	Original Principal Amount	Balance as of September 30, 2014(1)	Balance as of December 31, 2013	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility(2):

U.S. dollar denominated:	$40.0 million	$11.4 million	$17.1 million	6.2%	Notes due July 2016 with annual principal payments that began in July 2010. Paid in full on October 10, 2014.

	$20.0 million	$8.6 million	$11.4 million	6.2%	Notes due January 2017 with annual principal payments that began in January 2011. Paid in full on October 10, 2014.

Japanese yen denominated:	3.1 billion yen	―	0.4 billion yen or $4.1 million	1.7%	Notes paid in full on April 30, 2014.

	2.3 billion yen	1.0 billion yen or $8.9 million	1.3 billion yen or $12.3 million	2.6%	Notes due September 2017 with annual principal payments that began in September 2011. Paid in full on October 10, 2014.

	2.2 billion yen	0.9 billion yen or $8.5 million	1.2 billion yen or $11.8 million	3.3%	Notes due January 2017 with annual principal payments that began in January 2011. Paid in full on October 10, 2014.

	8.0 billion yen	8.0 billion yen or $72.2 million	8.0 billion yen or $75.8 million	1.7%	Notes due May 2022 with annual principal payments that begin in May 2016. Paid in full on October 10, 2014.

Korean subsidiary loan(3):	$20.0 million	$20.0 million	―	2.5%	Notes due December 2014, with a right to extend the term for an additional six months.

Revolving credit facilities:

2010(4)		―	$35.0 million	N/A	Paid in full.

2013(5)		$50.0 million	$14.0 million	Variable 30 day: 1.1035%	Revolving line of credit. Paid in full on October 10, 2014.

2014		―	―	N/A	Revolving line of credit. Terminated on October 10, 2014.

Japanese subsidiary loan(6):
2014		1 billion yen or $9.1 million	―	1.475%	Paid in full as of October 15, 2014.

_______________

(1)	As of September 30, 2014, the current portion of our debt (i.e. becoming due in the next 12 months) included $5.2 million of the balance of our Japanese yen-denominated debt under the multi-currency uncommitted shelf facility, $8.6 million of the balance on our U.S. dollar denominated debt under the multi-currency uncommitted shelf facility, $50.0 million of our revolving loans, $20.0 million borrowed at our Korean subsidiary and $9.1 million borrowed at its Japanese subsidiary.

(2)	On August 8, 2014, we entered into an amendment of the amended and restated note purchase and private shelf agreement (multi-currency), dated as of May 25, 2012, among us, Prudential Investment Management, Inc. and certain other purchasers. On October 10, 2014, we repaid all the amounts outstanding under the notes and also paid a $7.4 million fee related to the prepayment of debt.

(3)	In July 2014, our subsidiary in South Korea borrowed $20.0 million through a U.S. dollar-denominated term loan.

(4)	We paid the outstanding balance in full prior to the August 8, 2014 expiration of the amended and restated credit agreement, dated as of May 25, 2012, among us, various financial institutions, and JPMorgan Chase Bank, N.A. as administrative agent.

(5)	On August 15, 2014, we entered into an amendment of the loan agreement, dated as of September 5, 2013, with Bank of America, N.A. The amendment extended the term of the agreement from September 4, 2014 to December 3, 2014, and changed the applicable interest rate from LIBOR plus 0.425% to LIBOR plus 0.95%. On October 10, 2014, we paid the outstanding balance of the revolving credit facility.

(6)	In July 2014, our subsidiary in Japan borrowed 3 billion Japanese yen ($29.5 million) through a yen-denominated revolving credit facility. Effective October 1, 2014, the interest rate on this credit facility was reduced to 0.74%. On October 15, 2014, we paid the outstanding balance of the revolving credit facility.

On October 9, 2014, we entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years.  On October 10, 2014, the Company drew the full amount of the term loan facilities, which bear interest at 2.9018% on U.S. dollar borrowings and 2.835% on Japanese yen borrowings, and $112.5 million of the revolving credit facility, which bears interest at 2.9018%. Any additional amounts drawn under the revolving credit facility will bear interest at rates that will be determined in accordance with the Credit Agreement. Half of the principal amount of the term loan facilities will be payable in increasing quarterly installments over a five-year period, with the remainder payable at the end of the five-year term. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  We believe these covenants provide us with greater flexibility to pay dividends and repurchase stock.

As set forth in the table above, on October 10, 2014, we repaid debt that was outstanding under our credit agreements with Bank of America, N.A. and the notes with Prudential Investment Management, Inc. and affiliates.  We also paid a $7.4 million fee related to the prepayment of debt. On October 15, 2014 we repaid all amounts outstanding under our Japan subsidiary's revolving line of credit.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first nine months of 2014, we repurchased 0.3 million shares of Class A common stock under this program for $25.0 million. As of September 30, 2014, $369.5 million was available for repurchases under the stock repurchase program.

In March, May and August 2014, our board of directors declared a quarterly cash dividend of $0.345 per share. These quarterly cash dividends were $20.1 million, $20.4 million and $20.5 million, respectively, and were paid on March 26, 2014, June 11, 2014 and September 26, 2014, to stockholders of record on March 14, 2014, May 23, 2014 and September 12, 2014.  In November 2014, our board of directors declared a quarterly cash dividend of $0.345 per share to be paid December 3, 2014 to stockholders of record on November 21, 2014. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of September 30, 2014 and December 31, 2013, we held $194.9 million and $525.2 million, respectively, in cash and cash equivalents, including $173.2 million and $493.9 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, with the exception of cash in Venezuela which is subject to currency exchange restrictions by the government of Venezuela. Currency exchange restrictions in Venezuela require approval from the government's currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends to the United States.  We have been unsuccessful in obtaining U.S. dollars at the official exchange rates and under alternative exchange mechanisms described below.  As a result, these foreign exchange controls in Venezuela have limited our ability to repatriate earnings and settle our intercompany obligations, which has resulted in the accumulation of bolivar denominated cash and cash equivalents in Venezuela.

During the first quarter of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela. Accordingly, there are three legal mechanisms in Venezuela to exchange currency.  As of March 31, 2014, we determined it would be most appropriate to utilize the SICAD I rate, which was approximately 10.7 bolivars per U.S. dollar.  As a result of this determination, we incurred a $14.7 million charge related to the translation of our monetary assets in Venezuela. During the second quarter, we determined that it would most appropriate to use the SICAD II rate, which is approximately 50 bolivars per U.S. dollar, as we had still not received any approvals under SICAD I.  The remeasurement of our net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign exchange loss of $25.3 million during the three months ended June 30, 2014.  As of September 30, 2014, cash and cash equivalents in Venezuela were $6.8 million.

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We currently have in place an intercompany loan arrangement, which allows us to access a portion of available cash in Mainland China pending our repatriation of dividends. As of September 30, 2014, we had approximately $49.1 million in cash denominated in Chinese yuan. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. In all but two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with the applicable U.S. tax rules and regulations.  Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Contingent Liabilities

We are currently involved in a dispute related to customs assessments by Yokohama Customs on several of our products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest.  Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was approximately 4.4 billion Japanese yen as of September 30, 2014 (approximately $39.7 million), net of any recovery of consumption taxes.  The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice or must use another valuation method, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation.  Following our review of the assessments and after consulting with our legal and customs advisors, we believe that the additional assessments are improper and are not supported by applicable customs laws. We filed letters of protest with the applicable Customs authorities, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance's administrative decision. We are now pursuing the matter in Tokyo District Court, which we believe will provide a more independent determination of the matter. In addition, we are currently being required to post a bond or make a deposit to secure any additional duties that may be due and payable on current imports.  Because we believe that the assessment of higher duties by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If we are unsuccessful in recovering the amounts assessed and paid, we will record a non-cash expense for the full amount of the disputed assessments. We anticipate that additional disputed duties will be limited going forward as we purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

We are also currently being sued in a purported class action lawsuit and derivative claim relating to negative media and regulatory scrutiny regarding our business in Mainland China and the associated decline in our stock price.  Beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. On April 10, 2014, the plaintiffs filed a stipulated motion requesting that the court consolidate the various purported class actions, appoint State-Boston Retirement System as lead plaintiff in the consolidated action, and appoint the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action.  On May 1, 2014, that stipulated motion was granted and on June 30, 2014, a consolidated class action complaint was filed.  On August 29, 2014, we filed a motion to dismiss the case and on October 28, 2014, the plaintiffs filed their opposition to our motion to dismiss. The consolidated class action complaint purports to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt.  The consolidated class action complaint alleges that, inter alia, we made materially false and misleading statements regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities.  We believe that the claims asserted in the consolidated class action complaint are without merit and intend to vigorously defend ourselves.

In addition, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. On April 17, 2014, the plaintiffs filed a joint motion to consolidate the derivative actions, to appoint plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and to appoint the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action.  On May 1, 2014, that joint motion was granted.  On July 25, 2014, a consolidated derivative complaint was filed.  On September 25, 2014, we filed a motion to dismiss or stay the case. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises.  The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund, and Campbell.  The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.

The purported class action lawsuit and derivative claim, or others filed alleging similar facts, could result in monetary or other penalties that may affect our operating results and financial condition.

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended September 30, 2014.

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

	As of September 30, 2014		As of September 30, 2013
Region:	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	238,000	24,823	418,000	57,780
North Asia	398,000	17,153	430,000	17,994
South Asia/Pacific	121,000	7,881	125,000	9,280
Americas	186,000	7,244	179,000	7,461
EMEA	113,000	4,103	121,000	4,375
Total	1,056,000	61,204	1,273,000	96,890

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, a significant portion of which are transacted in U.S. dollars from vendors in the United States.  The local currency of each of our subsidiaries' primary markets is considered the functional currency with the exception of Venezuela.  All revenue and expenses are translated at weighted-average exchange rates for the periods reported.  Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the large portion of our business derived from Mainland China, South Korea and Japan, any weakening of these currencies negatively impacts reported revenue and profits, whereas a strengthening of these currencies positively impacts our reported revenue and profits.  Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.
Foreign exchange risk is managed in certain jurisdictions through the use of foreign currency debt. Portions of our Japanese yen borrowings have been designated, and are effective as, economic hedges of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments are included in foreign currency translation adjustment within other comprehensive income. Included in the cumulative translation adjustment are $16.9 million and $19.8 million of pretax net gains for the periods ended September 30, 2014 and 2013, respectively from Japanese yen borrowings.
Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency.  We do not use derivative financial instruments for trading or speculative purposes.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  As of September 30, 2014, we held forward contracts designated as foreign currency cash flow hedges with notional amounts of approximately 800 million Japanese yen ($7.3 million) and 7.0 million euros ($8.8 million) to hedge forecasted foreign-currency-denominated intercompany transactions; and as of September 30, 2013, we held 3.0 billion Japanese yen ($30.5 million based on the September 30, 2013, exchange rate) and 6.0 million euros ($8.1 million based on the September 30, 2013, exchange rate). Because of our foreign exchange contracts as of September 30, 2014, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that because of the material weakness in our internal control over financial reporting described below regarding the Company's accounting related to the hyper-inflationary currency translation adjustments with respect to our operations in Venezuela, our disclosure controls and procedures were not effective as of September 30, 2014.

In connection with the preparation of financial statements for the period ended June 30, 2014, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management did not maintain effective controls over the presentation and disclosure of hyper-inflationary accounting for its Venezuela subsidiary.  Specifically, the Company's controls to evaluate and implement hyper-inflationary accounting for its Venezuela subsidiary when it became material did not operate at the appropriate level of precision. Formal documentation of management's conclusions regarding hyper-inflationary accounting for its Venezuela subsidiary also needed improvement. This material weakness resulted in hyper-inflationary currency translation adjustments for Venezuela being incorrectly recorded as adjustments to Accumulated Other Comprehensive Loss rather than as charges to Other Income (Expense).  As a result, management restated its Consolidated Financial Statements for the period ended March 31, 2014. Additionally, this material weakness could result in a further misstatement of the aforementioned account balances or disclosures with respect to the consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

Management has evaluated the design and operation of controls related to hyper-inflationary accounting and has made the following changes in our internal control over financial reporting:

•	implemented controls over the analysis and accounting, including documentation, for Venezuela as a hyper-inflationary market; and

•	implemented controls to monitor and account for markets that could become hyper-inflationary in the future.

Other than the above changes, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

Management has tested the design of the internal controls related to the remediation of the material weakness described above; however, such controls have not been in place and operating for a sufficient period to validate full remediation of the material weakness.

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

Securities Class Action

As previously disclosed, beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. On April 10, 2014, the plaintiffs filed a stipulated motion requesting that the court consolidate the various purported class actions, appoint State-Boston Retirement System as lead plaintiff in the consolidated action, and appoint the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action.  On May 1, 2014, that stipulated motion was granted and on June 30, 2014, a consolidated class action complaint was filed.  On August 29, 2014, we filed a motion to dismiss the case and on October 28, 2014, the plaintiffs filed their opposition to our motion to dismiss. The consolidated class action complaint purports to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt.  The consolidated class action complaint alleges that, inter alia, we made materially false and misleading statements regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities.  We believe that the claims asserted in the consolidated class action complaint are without merit and intend to vigorously defend ourselves.

Shareholder Derivative Claim

As previously disclosed, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. On April 17, 2014, the plaintiffs filed a joint motion to consolidate the derivative actions, to appoint plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and to appoint the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action.  On May 1, 2014, that joint motion was granted.  On July 25, 2014, a consolidated derivative complaint was filed.  On September 25, 2014, we filed a motion to dismiss or stay the case. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises.  The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund, and Campbell.  The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.

ITEM 1A.                           RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2013 fiscal year and subsequent Quarterly Reports on Form 10-Q and any amendments thereto.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                       MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                       OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                                  Description

10.1	Fourth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement (Multi-Currency), dated as of May 25, 2012, among the Company, Prudential Investment Management, Inc. and certain other purchasers, dated as of August 8, 2014 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 12, 2014).
10.2	Amendment No. 1 to Loan Agreement, dated as of September 5, 2013, among the Company and Bank of America, N.A., dated as of August 15, 2014.
10.3	Credit Agreement among the Company, various financial institutions, and Bank of America, N.A. as administrative agent, dated as of October 9, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 15, 2014).
31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2014

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)