Form 10-K
period 2014-12-31
NU SKIN ENTERPRISES INC
filed 2015-03-02
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

  or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (801) 345-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A common stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐    No  ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes   ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No ☑

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2014, the last business day of the Registrant's second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4.3 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant's outstanding voting stock other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G, have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the Registrant.

As of January 31, 2015, 59,445,344 shares of the Registrant's Class A common stock, $.001 par value per share, and no shares of the Registrant's Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.  The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," AND "ITEM 1. BUSINESS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED THAT REPRESENT OUR CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT'S EXPECTATIONS REGARDING OUR PERFORMANCE, INITIATIVES, STRATEGIES, PRODUCT INTRODUCTIONS AND OFFERINGS, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE SALES, EXPENSES, OPERATING RESULTS, TAXES AND DUTIES, CAPITAL EXPENDITURES, SOURCES AND USES OF CASH, FOREIGN CURRENCY FLUCTUATIONS OR DEVALUATIONS, AND OTHER FINANCIAL ITEMS; STATEMENTS OF MANAGEMENT'S EXPECTATIONS AND BELIEFS REGARDING CHINA AND OTHER MARKETS; STATEMENTS REGARDING THE PAYMENT OF FUTURE DIVIDENDS AND STOCK REPURCHASES; STATEMENTS REGARDING THE OUTCOME OF LITIGATION; ACCOUNTING ESTIMATES AND ASSUMPTIONS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "BELIEVE," "EXPECT," "PROJECT," "ANTICIPATE," "ESTIMATE," "INTEND," "PLAN," "TARGETS," "LIKELY," "WILL," "WOULD," "COULD," "MAY," "MIGHT," THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF THESE RISKS, SEE "ITEM 1A – RISK FACTORS."

In this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars.

Nu Skin, Pharmanex, ageLOC, and Epoch are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I
ITEM 1.  BUSINESS
We are a leading, global direct selling company marketing personal care and nutritional products in 53 markets worldwide. In 2014, we recorded $2.6 billion in revenue. Since our founding in 1984, we have strived to differentiate ourselves through innovation in both our products and our sales channel.
We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex category brands, respectively. Over the last several years, we have introduced new Nu Skin personal care products and Pharmanex nutritional supplements under our ageLOC anti-aging brand.

We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. Our consumers can purchase products either directly from a member of our sales force or directly from the company.
Approximately 91% of our 2014 revenue came from outside of the United States. Due to the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign currency fluctuations. In addition, our results are impacted by global economic, political, demographic and business trends and conditions.
In 2014, Mainland China was our largest revenue market, accounting for approximately 26% of our revenue. Direct selling is relatively new to Mainland China, and we believe the market holds significant potential. We have implemented a distinct business model in Mainland China to conform with local laws and regulations, which are significantly different from regulations outside of Mainland China.
Our business is subject to various laws and regulations globally, particularly with respect to our direct selling business models and our product categories. As is the case with most companies in our industry, we receive inquiries from time to time from government regulatory authorities regarding the nature of our business and other issues.  For example, in 2014, our revenue and number of Sales Leaders and Actives in the Greater China region were negatively impacted by our voluntary suspension of business meetings and acceptance of applications for new sales representatives in Mainland China in response to adverse media reports and a government review in the first part of the year. See "Risk Factors" for a more detailed description of the risks associated with our business.
PRODUCTS
We offer a branded, differentiated product platform. We believe our innovative approach to product development provides us with a competitive advantage in anti-aging and direct selling. We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex category brands, respectively. Over the last several years, we have introduced new Nu Skin personal care products and Pharmanex nutritional supplements under our ageLOC anti-aging brand. Our research and product development is focused on understanding the sources of aging, including the influence of certain ingredients on gene expression, and utilizing that knowledge in our development of anti-aging products. We believe that our acquired and licensed technologies, research collaborations and in-house research expertise enable us to continue to introduce innovative, proprietary anti-aging products. We source and produce nearly all our proprietary products through trusted third parties, except in Mainland China, where we manufacture our own products.
We currently plan to introduce the following new products in various markets during 2015 and 2016:
•	Our ageLOC Youth nutritional supplement supports vital aging-defense mechanisms and consists of a blend of natural ingredients that are difficult to obtain through diet alone.
•
Our ageLOC Me personalized skin care system enables consumers to personalize a daily regimen based on individual preferences and skin care needs.  This system consists of a variety of anti-aging serums and moisturizers and a proprietary hands-free dispenser.

•	Our essential oil products will be marketed under our Epoch and ageLOC brands.

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
Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin and Pharmanex products for the years ended December 31, 2012, 2013, and 2014. This table should be read in conjunction with the information presented in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)
	Year Ended December 31,
Product Category	2012		2013		2014

Nu Skin	$1,158.2	54.3%	$1,641.6	51.7%	$1,562.6	60.8%

Pharmanex	966.6	45.3	1,529.2	48.1	1,000.3	38.9

Other(2)	7.5	0.4	5.9	0.2	6.6	0.3

	$2,132.3	100.0%	$3,176.7	100.0%	$2,569.5	100.0%

(1)	In 2014, 91% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign currency fluctuations negatively impacted reported revenue by approximately 3% in both 2014 compared to 2013 and 2013 compared to 2012.

(2)	We currently offer a limited number of other products and services, including household products and technology services.

Nu Skin. Nu Skin is the brand of our original product line and offers premium-quality anti-aging personal care products. Our strategy is to leverage our distribution channel to strengthen Nu Skin's position as an innovative leader in the anti-aging personal care market. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. Our primary categories in this product line are core skin-care systems and targeted treatment products that address specific skin needs. We formulate these products with ingredients that are scientifically proven to provide visible results. Products in this category include ageLOC Spa systems, ageLOC Tru Face Essence Ultra anti-aging skin care serum and ageLOC Transformation anti-aging skin care system. Our ageLOC skin care products accounted for 28% of our total revenue and 46% of Nu Skin product category sales in 2014. We also offer our Epoch products, which feature botanical ingredients derived from renewable sources, and a number of other cosmetic, personal care and hair care products.
Pharmanex. We market a variety of products under our Pharmanex brand. Our strategy is to continue to introduce innovative, substantiated anti-aging products based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality supplements because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors' offerings. This product line includes our LifePak and ageLOC R2 nutritional supplements and our ageLOC TR90 weight management and body shaping system. LifePak and ageLOC R2 were our largest nutritional products in terms of revenue, each representing approximately 9% of our total revenue and approximately 22% and 23%, respectively, of Pharmanex revenue in 2014. We also offer a number of other anti-aging nutritional solutions and weight management products.

Product Development
We are committed to developing and marketing innovative products. We have several products in development, including next-generation skin care products, nutritional supplements and local initiatives. Our research and product development is focused on understanding the sources of aging, including the influence of certain ingredients on gene expression, and utilizing that knowledge in product development.
Our research and product development activities include:
•  Internal research, product development and quality testing;
•  Joint research projects, collaborations and clinical studies;
•  Identification and assessment of technologies for potential licensing arrangements; and
•  Acquisition of technologies.
We maintain research and product development facilities in the United States and Mainland China. We also contract with third parties for clinical studies and collaborate on basic research projects with researchers from universities and other research institutions in the United States and Asia, whose staffs include scientists with basic research expertise in natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies. Our expenses for internal research and development activities and joint research projects and collaborations were $14.9 million, $18.0 million and $18.9 million in 2012, 2013 and 2014, respectively.
We also work to identify and assess innovative technologies developed by third parties for potential licensing or supply arrangements. Because of the nature of our distribution channel, which allows us to provide a high level of product information on a person-to-person basis, we often have third parties who are interested in licensing innovative technologies to us to incorporate into our products and commercialize through our distribution channel. Licensing arrangements allow us to leverage the research activities of third parties that have resulted in demonstrated technologies, without the upfront costs and uncertainty associated with internal development, in exchange for the payment of a royalty on product sales. We have also invested in acquisitions to supplement our research capabilities and to acquire technologies, including our acquisition of Pharmanex in 1998 and the license and acquisition of the technology underlying our BioPhotonic Scanner, a non-invasive tool that measures the level of carotenoid anti-oxidants in skin. In 2011 and 2012, respectively, we acquired substantially all of the assets of LifeGen Technologies, LLC for $11.7 million and acquired Nox Technologies, Inc. for $12.6 million, including in each case, the acquisition of patents and previously licensed technology utilized in connection with Nu Skin's research efforts and incorporated into some of our products. Our expense for royalties and amortization for previous technology related acquisitions were approximately $8.9 million, $9.7 million and $10.4 million in 2012, 2013 and 2014, respectively. These amounts do not include our expenses for acquiring proprietary ingredients and other technologies from vendors for our Tru Face Essence products, Galvanic Spa systems and other products.

Intellectual Property
Our major trademarks are registered in the United States and in each country where we operate or have plans to operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, LifePak®, Galvanic Spa®, TR90®, and Epoch®. In addition, a number of our products, including our facial spas, ageLOC Body Spa, ageLOC TR90, ageLOC Tru Face Essence Ultra and Pharmanex BioPhotonic Scanner, are based on proprietary technologies, some of which are patented or licensed from third parties. We also rely on patents and trade secret protection to protect our proprietary formulas and other proprietary information for our ageLOC and other products.
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
We procure our ageLOC Galvanic Spa systems, including the ageLOC Edition Galvanic Spa System II and ageLOC Body Spa, and our Tru Face Essence products from single vendors who own or control the product formulations, ingredients, or other intellectual property rights associated with these products. We maintain good relationships with these vendors and do not anticipate termination of these relationships in the near term. However, to continue offering these product categories following any termination of our relationship with these vendors, we would need to develop and manufacture alternative products and source them from other vendors. We also acquire ingredients and products from one other supplier that manufactured products representing more than 10% of our Nu Skin personal care purchases in 2014. We maintain a good relationship with this supplier and do not anticipate that either party will terminate this relationship in the near term. In the event we become unable to source any products or ingredients from this supplier, we believe that we would be able to produce or replace those products or substitute ingredients. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to "Risk Factors—The loss of suppliers or shortages in ingredients could harm our business" for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.
Pharmanex. For markets other than Mainland China, we source most of our Pharmanex nutritional supplements from third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our nutritional supplements sold in Mainland China and herbal extracts used to produce other products sold globally.
Two of our suppliers manufactured products representing more than 10% of our Pharmanex nutritional supplement purchases in 2014. We maintain a good relationship with both of these suppliers and do not anticipate that any party will terminate these relationships in the near term. In the event we become unable to source any products or ingredients from these suppliers or from our other vendors, we believe that we would be able to produce or replace those products or substitute ingredients. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to "Risk Factors—The loss of suppliers or shortages in ingredients could harm our business" for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.

DISTRIBUTION CHANNEL

We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. These personal marketing efforts are supported by various mediums, including catalogs, the Internet, and walk-in centers. We believe our distribution channel is an effective vehicle to distribute our products because:

•	our sales force can educate consumers about our products face-to-face, which we believe is more effective for differentiating our products than using traditional mass-media advertising;

•	our distribution channel allows for actual product demonstrations and trial by potential consumers;

•	our distribution channel allows our sales force to provide personal testimonials of product efficacy; and

•	as compared to other distribution methods, our sales force has the opportunity to provide consumers higher levels of service and encourage repeat purchases.

The manner in which we operate our distribution channel can vary from market to market based on regulatory and socio-economic conditions. While our person-to-person marketing philosophy remains consistent globally, various aspects of our business may differ from market-to-market, including product mix and pricing, compensation structure, access to distribution outlets or product stores, the manner of getting products to consumers, product claims, branding and product formulations. For example, in Mainland China we have implemented a distinct hybrid business model that utilizes retail stores, sales employees, contractual sales promoters, independent direct sellers and independent marketers to market our products.

Given that members of our sales force are independent contractors in most markets, we do not control or direct their promotional efforts. We do, however, require that our sales force abide by policies and procedures that require them to act in an ethical and consumer-protective manner and in compliance with applicable laws and regulations. As a member of the United States Direct Selling Association and similar organizations in many of the markets where we do business, we are also subject to the ethical business practices and consumer service standards required by the industry's code of ethics.

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

To monitor the growth trends in our consumer group, we track the number of persons who purchased products directly from the company during the previous three months ("Actives"). We believe a significant majority of Actives purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity we offer to generate income by marketing and reselling products. To monitor the growth in our sales network, we track the number of persons who have completed and who maintain specified sales benchmarks at the end of a period ("Sales Leaders"). Sales Leaders are independent distributors, and sales employees, contractual sales promoters and independent marketers in China, who achieve certain qualification requirements. The following chart sets forth information concerning our Actives and Sales Leaders for the last three years.

Total Number of Actives and Sales Leaders by Region

	As of December 31, 2012		As of December 31, 2013		As of December 31, 2014
	Actives	Sales Leaders	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	216,000	18,527	490,000	61,546	393,000	24,537
North Asia	349,000	17,395	409,000	19,816	391,000	17,478
Americas	164,000	6,352	193,000	8,274	186,000	7,471
South Asia/Pacific	98,000	4,988	120,000	7,992	124,000	8,458
EMEA	119,000	4,528	123,000	4,489	114,000	4,065
Total	946,000	51,790	1,335,000	102,117	1,208,000	62,009

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

To become a distributor in most of our markets, an individual must sign a distributor agreement and purchase a not-for-profit starter kit for a small fee, which varies from market to market. The starter kit generally consists of documentation concerning the business, including copies of the sales compensation plan, distributor policies and procedures and other documentation, but does not include products. There are no requirements to purchase products, and no commissions are paid on the purchase of the starter-kit.

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

In addition to our product return policy, we strive to be as consumer protective as possible. We seek to ensure that those who use our products or participate in our business opportunity are treated fairly and are not misled by inappropriate product or earnings claims.

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

Mainland China Business Model

Because of restrictions on direct selling and multi-level commissions in Mainland China, we have implemented a business model for that market that is different from the business model we use in our other markets. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations.

In Mainland China, we utilize sales employees to sell products through our retail stores and website, and independent direct sellers who can sell away from our stores where we have obtained direct selling licenses. We rely heavily on our ability to attract consumers through our sales employees and independent direct sellers, to educate consumers about our products through frequent training meetings, and to promote repeat purchases. We currently plan to continue to expand our store count in Mainland China. We have implemented a third distribution structure by adding independent marketers in certain areas. Independent marketers are licensed business owners who are authorized to sell our products either at their own approved premises or through our stores. In 2014, we discontinued entering into contracts with new contractual sales promoters, who act as independent agents to sell products through our retail stores and website.

Our sales employees, independent direct sellers and independent marketers in Mainland China do not participate in our global sales compensation plan, but are instead compensated according to a separate compensation model established for Mainland China. Sales employees, independent direct sellers and independent marketers all earn commissions on their product sales at established commission rates. In addition, sales employees receive a salary, and independent marketers receive a service fee, both of which are reviewed and adjusted on a quarterly basis.

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

Product Launch Process

Although our product launch process may vary by market, we generally introduce new key products to our sales force and consumers in all markets where the products are registered, through limited-time offers. In limited-time offers, the products are sold for a limited time before being taken off the market for several months.  These limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We believe our product launch process also attracts new people to our business, driving growth in our Sales Leaders and Actives through increased consumer trial. For example, limited-time offers of our ageLOC TR90 weight management and body shaping system in the second half of 2013 generated significant revenue. Please refer to "Risk Factors" for more information on risks related to our product launch process.

We currently plan to introduce ageLOC Me through limited-time offers and other promotions in 2015 and 2016, and ageLOC Youth through limited-time offers in all of our regions except Greater China in 2015 and 2016. We also currently plan to introduce our essential oil products beginning with the Greater China and Americas regions in 2015.

GEOGRAPHIC REGIONS
We currently sell and distribute our products in 53 markets. We have divided our markets into five geographic regions:  Greater China, North Asia, Americas, South Asia/Pacific, and Europe, Middle East and Africa ("EMEA"). The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
(U.S. dollars in millions)	2012		2013		2014

Greater China	$550.7	26%	$1,363.2	43%	$948.5	37%
North Asia	785.3	37	869.4	27	783.0	30
Americas	285.3	13	370.1	12	329.0	13
South Asia/Pacific	328.6	15	379.0	12	328.4	13
EMEA	182.4	9	195.0	6	180.6	7
	$2,132.3	100%	$3,176.7	100%	$2,569.5	100%

Additional comparative revenue and related financial information is presented in the tables captioned "Segment Information" in Note 19 to our Consolidated Financial Statements.

REGULATION
Our business is subject to various laws and regulations globally, particularly with respect to our direct selling business models and our product categories. In addition, as a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the flow of funds between us and our subsidiaries and for product purchases, management services and contractual obligations, such as the payment of sales commissions.

As is the case with most companies in our industry, we receive inquiries from time to time from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws. Negative publicity related to government inquiries into our operations in the United States in the early 1990s, in South Korea in the late 1990s and more recently in Mainland China, has negatively impacted our business.

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

The regulatory environment in Mainland China is particularly complex and continues to evolve. Mainland China's direct selling and anti-pyramiding regulations contain various restrictions, including a prohibition on the payment of multi-level compensation. The regulations are subject to discretionary interpretation by provincial and local level regulators as well as local customs and practices.

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

Following a number of negative media stories published in January 2014, we received inquiries from various government regulators in Mainland China asking us to respond to a number of allegations relating to our business practices, products and business model. In response to this media scrutiny and government review, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business meetings and acceptance of applications had a significant negative impact on our revenue and the number of Sales Leaders and Actives in the region. Following completion of this government review, in May 2014 we resumed business meetings and acceptance of applications for new sales representatives, and in the second half of 2014, we continued to expand our business meetings. We continue to act cautiously to properly educate and train our sales force. We may encounter unanticipated complications or other difficulties in rebuilding our business in Mainland China, which could further impact our business negatively. In addition, as we have not previously undertaken such a lengthy suspension of business meetings and acceptance of applications for new sales representatives, there is uncertainty regarding the full impact the voluntary actions we took during the first part of 2014 could have on our sales force and business going forward.

Several countries, including China, South Korea, Indonesia and Vietnam, impose limits on the amount of commissions we can pay to our sales force. For example, under regulations published by the Chinese government, direct selling companies may pay independent direct sellers in China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. South Korea imposes a 35% maximum. We have implemented various measures to comply with these limits, including adjusting the commissionable value of our products in this market.

In some countries, regulations applicable to the activities of our Sales Leaders may affect our business because in some countries we are, or regulators may assert that we are, responsible for our Sales Leaders' conduct. In these countries, regulators may request or require that we take steps to ensure that our Sales Leaders comply with local regulations. For example, in Japan, we have taken steps to comply with strict requirements regarding how distributors approach prospective customers.  In addition, in June 2013, we changed our distributor sign-up process in Japan and expanded our distributor education, training and compliance efforts to address concerns expressed by a Japanese regulatory agency. We continue to be cautious in our promotional activities in Japan, and we frequently meet with regulatory agencies regarding our ongoing distributor education, training and compliance efforts.

Please refer to "Risk Factors" for more information on regulatory and other risks associated with our business in Mainland China, South Korea, Japan, the United States and other markets.

Product Regulations

Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive government regulation by numerous government agencies and authorities, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the Department of Agriculture, State Attorneys General and other state regulatory agencies in the United States, as well as the Food and Drug Administration in Mainland China, the Ministry of Food and Drug Safety in South Korea, the Ministry of Health, Labour and Welfare in Japan and similar government agencies in all other markets in which we operate.

Our personal care products are subject to various laws and regulations that regulate cosmetic and personal care products and set forth regulations that among other things determine whether a product can be marketed as a "cosmetic" or requires further approval as an over-the-counter drug. In the United States, the regulation of cosmetic content and labeling is under the primary jurisdiction of the FDA. Cosmetics are not subject to pre-market approval by the FDA, but the products, their ingredients and their label and labeling content are regulated by the FDA, and it is the burden of those who sell cosmetics to ensure that they are safe for use as directed. The labeling of cosmetic products is subject to the requirements of the Federal Food, Drug, and Cosmetic Act ("FDCA"), the Fair Packaging Labeling Act and other FDA regulations.

The FDCA defines cosmetics by their intended use, as "articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance." Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as material intended for use as a component of a cosmetic product. A product may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body ("structure/function claims"). A product's intended use can be inferred from marketing or product claims, and regulators may consider the marketing claims of our sales force. Structure/function claims are generally prohibited for cosmetic products as are disease prevention and treatment claims. The FDA prohibits certain ingredients from being included in cosmetic products. It is possible that cosmetic product ingredients now commonly in use that are derived from nanotechnology or other scientific advancements may be restricted or prohibited in the future as more is learned about such ingredients.

In 2012, the FDA issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. Cosmetic companies confront difficulty in determining whether a claim would be considered by the FDA to be an improper structure/function claim. Given this difficulty, and our research and product development focus on the sources of aging and the influence of certain ingredients on gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials contain improper structure/function claims for our cosmetic products. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to government actions or lawsuits, which could harm our business.

The other markets in which we operate have similar regulations. In Mainland China, personal care products are placed into one of two categories, "special-purpose cosmetics" and "non-special-purpose cosmetics." Products in both categories require submission of formulas and other information with the health authorities, and certain products require human clinical studies. The product registration process for personal care products in Mainland China is unpredictable and generally takes from nine to 18 months to complete. However, in some cases, product registration in Mainland China has taken several years. In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan. In Taiwan, all "medicated" cosmetic products require registration. The sale of cosmetic products is regulated in the European Union (the "EU") under the EU Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales. Similar regulations in any of our markets may limit our ability to import products or utilize key ingredients or technologies globally and may delay product launches while the registration and approval process is pending.

Our Pharmanex dietary supplement products are also subject to applicable regulations of government agencies in the markets in which we operate. In the United States, we generally market our nutritional products as conventional foods or dietary supplements. The FDA has jurisdiction over this regulatory area. The FDA imposes specific requirements for the labels and labeling of food and dietary supplements, including the requirements of the Food Allergen Labeling and Consumer Protection Act of 2004, which mandates declaration of the presence of major food allergens. In addition, the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 contains requirements with regard to the sale and importation of food products in the United States.

The FDA Food Safety Modernization Act ("FSMA"), which was signed into law in 2011, also increased the FDA's authority with respect to food safety and is considered one of the most significant changes to the FDCA with respect to strengthening the U.S. food safety system in recent years. It enables the FDA to focus more on preventing food safety problems rather than primarily reacting to problems after they occur. The law also provides the FDA with new enforcement authorities designed to achieve higher rates of compliance with prevention- and risk-based food safety standards and to better respond to and contain problems when they do occur. The law also gives the FDA important new tools to hold imported foods to the same standards as domestic foods and directs the FDA to build an integrated national food safety system in partnership with state and local authorities. As the agency finalizes regulations pursuant to FSMA, there is likely to be increased regulatory scrutiny with respect to food and nutritional supplements, and such scrutiny is likely to continue.

The FDA regulates dietary supplements principally under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA formally defines what may be sold as a dietary supplement, defines statements of nutritional support and the conditions under which they may lawfully be used, and includes provisions that permit the FDA to regulate manufacturing practices and labeling claims applicable to dietary supplements. Because the majority of our Pharmanex products are regulated under DSHEA, we are generally not required to obtain regulatory approval prior to introducing a dietary supplement into the United States market.

Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a "new" dietary ingredient (i.e., a dietary ingredient that was not marketed in the U.S. before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without having been "chemically altered." A new dietary ingredient notification must provide the FDA with evidence of a "history of use or other evidence of safety" which establishes that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the new dietary ingredient can be marketed. Under DSHEA, the FDA may seek to remove from the market any new dietary ingredient that the FDA determines to be unsafe. In addition, the FDA may also deem a dietary supplement an unapproved drug where the marketing claims made in connection with the sale or promotion of the product effectively place it in the drug category.

In our foreign markets, dietary supplements are generally regulated by similar government agencies, such as the Mainland China Food and Drug Administration, the South Korea Ministry of Food and Drug Safety; the Japan Ministry of Health, Labour and Welfare and the Taiwan Department of Health. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products. Mainland China also has highly restrictive nutritional supplement product regulations. Products marketed as "health foods" are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China generally takes one to two years, but may be substantially longer. We market both "health foods" and "general foods" in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a "general food" while seeking "health food" classification. If government officials feel the categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form. In addition, we are not permitted to market or sell "general foods" through our direct sales channel in Mainland China and any efforts by our independent direct sellers to do so could result in negative publicity, fines and other government sanctions being imposed against us.

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

In 2008, the FDA established regulations to require current good manufacturing practices for dietary supplements in the United States. The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products. The regulations also include requirements for record keeping and handling consumer product complaints. If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded. Our business is subject to additional FDA regulations, such as new dietary ingredient regulations and adverse event reporting regulations that require us to document and track adverse events and report serious adverse events that involve hospitalization or death associated with consumers' use of certain of our products. Compliance with these regulations has increased, and may further increase, the cost of manufacturing and selling certain of our products as we incur internal costs, oversee and inspect more aspects of third party manufacturing and work with our vendors to assure they are in compliance.

Most of our major markets also regulate advertising and product claims regarding the efficacy of products and require adequate and reliable scientific substantiation of all claims. In most of our foreign markets, we are not able to make any "medicinal" claims with respect to our Pharmanex products. In some cases, such regulations may limit our ability to inform consumers of some of the benefits our products offer.

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

A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. In 2004, the FDA issued guidance, paralleling an earlier guidance from the FTC, defining a manufacturer's obligations to substantiate structure/function claims. Such statements, when used in labeling, must also be submitted to the FDA no later than thirty days after first marketing the product with the statement that they possess the necessary evidence and must be accompanied by an FDA mandated label disclaimer that "This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease." There can be no assurance, however, that the FDA will not determine that a particular statement of nutritional support that we want to use is an unacceptable disease claim or an unauthorized nutrient-disease relationship claim otherwise permitted with FDA approval as a "health claim." Such a determination might prevent the use of such a claim or result in additional FDA enforcement.

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

Most of the other markets in which we operate have not adopted legislation like DSHEA, and we may be subject to more restrictive limitations on the claims we can make about our products in these markets. For example, in Japan, our nutritional supplements are marketed as food products, which significantly limits our ability to make claims regarding these products. If marketing materials produced or used by us or our sales force globally make claims that exceed the scope of allowed claims for nutritional supplements, the FDA or other regulatory authorities could deem our products to be unapproved drugs. In Mainland China, we also face significant restrictions on our ability to make product claims regarding the efficacy of our products. In a series of articles in 2014, prominent media outlets in Mainland China questioned some of the product claims made by our sales people and the scientific basis of these claims. This resulted in significant negative media attention for us. Such attention could harm consumers' perception of our business and our products and could negatively impact the registration, licensing status and sales of our products.

The FTC, which exercises jurisdiction over the advertising of all of our products in the United States, has instituted enforcement actions against dietary supplement, food, and cosmetic companies for, among other things, deceptive advertising and lack of adequate scientific substantiation for claims. We also face limitations on our use of the scientific experts who have helped us develop and test some of our products. In the United States, for example, the FTC's Guides Concerning the Use of Endorsements and Testimonials in Advertising may restrict marketing to those results obtained by a "typical" consumer and require disclosure of any material connections between an endorser and the company or products they are endorsing. In Mainland China, some media outlets have questioned the nature and extent of our connections with our Scientific Advisory Board and others who have helped in developing our scientific approach or testing our products. This negative publicity could harm consumers' perception of our business and our products, which could negatively impact our revenue. We cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future.

In the United States, we are also subject to a consent decree with the FTC and various state regulatory agencies arising out of investigations that occurred in the early 1990s of certain alleged unsubstantiated product and earnings claims made by our distributors. The consent decree requires us to, among other things, supplement our procedures to enforce our policies, not allow our distributors to make earnings representations without making certain average earnings disclosures and not allow our distributors to make unsubstantiated product claims. The FTC could initiate an enforcement action to the extent the FTC determines that our advertising or promotional practices are deceptive or contrary to the requirements of the consent decree.

We commenced offering a newly-cleared medical device in the United States during 2014. The device was cleared for marketing through the 510(k) process with the FDA as a medical device with cosmetic benefit. Medical devices are highly regulated by the FDA. Manufacturers of medical devices must register and list their products with the FDA annually, whether they are located domestically or overseas. Foreign jurisdictions may take note of the fact that we have registered as a medical device in the U.S. and require us to register in their market as well. The FDA has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices. Medical devices must be labeled in accordance with the FDA's general device labeling requirements and whatever particular label requirements the FDA may designate for that type of device.

In addition, medical device manufacturers must adhere to certain "good manufacturing practices" in accordance with the FDA's Quality System Regulation, which regulates the manufacture of medical devices, prescribes record-keeping procedures and provides for the routine inspection of facilities for compliance with such regulations. If in connection with these inspections, the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue observations that would necessitate prompt corrective action. If the FDA inspection observations are not addressed and/or corrective action taken in a timely manner and to the FDA's satisfaction, the FDA may issue a Warning Letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action. Failure to respond timely to FDA inspection observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the shutdown of our production facilities, denial of importation rights to the U.S. for products manufactured in overseas locations and criminal and civil fines.

Our Pharmanex BioPhotonic Scanner and our ageLOC Galvanic Spa systems are subject to the regulations of various health, consumer-protection and other government authorities around the world. These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used. We have been required to register our ageLOC Galvanic Spa as a medical device in a few markets. We have been subject to regulatory inquiries in the United States, Japan and other countries with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device. Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product. Please refer to "Risk Factors" for more information on the regulatory risks associated with our Pharmanex BioPhotonic Scanner and our ageLOC Galvanic Spa systems.

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

EMPLOYEES

As of December 31, 2014, we had approximately 5,000 full- and part-time employees worldwide. This does not include approximately 19,350 sales employees in our Mainland China operations. Although we have statutory employee representation obligations in certain countries, our employees are generally not represented by labor unions except where expressly required by law. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

AVAILABLE INFORMATION

Our website address is www.nuskinenterprises.com. We make available free of charge on the Investor Relations portion of our website, ir.nuskin.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of January 31, 2015, are as follows:
Name	Age	Position
Steven J. Lund	61	Executive Chairman of the Board
M. Truman Hunt	55	President and Chief Executive Officer
Ritch N. Wood	49	Chief Financial Officer
Joseph Y. Chang	62	Chief Scientific Officer and Executive Vice President, Product Development
Daniel R. Chard	50	President, Global Sales and Operations
D. Matthew Dorny	50	General Counsel and Secretary
Scott E. Schwerdt	57	President, Americas Region

Steven J. Lund has served as Executive Chairman of our board of directors since May 2012. Mr. Lund previously served as Vice Chairman of our board of directors from September 2006 to May 2012 and as President, Chief Executive Officer and a member of our board of directors from 1996, when we went public, until 2003. Mr. Lund was a founding stockholder of our company. Mr. Lund is a trustee of the Nu Skin Force for Good Foundation, a charitable organization established in 1996 by our company to help encourage and drive the philanthropic efforts of our company and its sales force and employees to enrich the lives of others. Mr. Lund worked as an attorney in private practice prior to joining our company as Vice President and General Counsel. He received a B.A. degree from Brigham Young University and a J.D. degree from Brigham Young University's J. Reuben Clark Law School.

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

Joseph Y. Chang has served as our Chief Scientific Officer and Executive Vice President of Product Development since February 2006. Dr. Chang served as President of our Pharmanex division from April 2000 to February 2006. Dr. Chang served as Vice President of Clinical Studies and Pharmacology of Pharmanex from 1997 until April 2000. Dr. Chang has nearly 35 years of pharmaceutical experience. He received a B.S. degree from Portsmouth University and a Ph.D. degree from the University of London.

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

ITEM 1A.  RISK FACTORS

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, which should be considered together with the other items in this Annual Report on Form 10-K, including Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation."

We may face difficulties in re-engaging and growing our sales force in Mainland China after our suspension of recruiting activities in the first half of 2014.

In January 2014, we announced that in light of a government review in Mainland China we were temporarily suspending all business promotional meetings as well as acceptance of applications for new sales representatives in that market. This suspension was not lifted until May 2014, following completion of this government review in March 2014. Largely as a result of this suspension, our Sales Leaders in Mainland China decreased significantly during 2014, from approximately 49,000 as of December 31, 2013 to approximately 17,000 as of September 30, 2014. It is unclear what long-term impact this suspension and negative publicity associated with these matters will have on our operations in Mainland China and other markets. Our business is highly dependent on the continual recruitment of new individuals attracted to our earnings opportunity in Mainland China and elsewhere and on momentum in our sales and expansion created by recruiting. Although our business in Mainland China showed signs of stabilization during the second half of 2014 as sales were relatively even from the second to the fourth quarter of the year, we have not previously undertaken such a lengthy suspension of business meetings and acceptance of applications for new sales representatives, and there is uncertainty regarding the full impact the voluntary actions we took during the first part of 2014 could have on our sales force and business going forward. Any significant or prolonged difficulties in re-engaging our sales force could adversely affect our sales and results of operations.

We are currently being sued in a purported class action lawsuit and a derivative claim relating to negative media and regulatory scrutiny of our business in Mainland China and the associated decline in our stock price.

We have been named as a defendant in a purported class action complaint relating to negative media and regulatory scrutiny of our business in Mainland China. We have also been named as a nominal defendant in a shareholder derivative suit relating to the same issues. These complaints purport to assert claims on behalf of certain of our stockholders or the Company and allege that we made materially false and misleading statements regarding our sales operations in, and financial results derived from, our Mainland China business. These complaints also allege that we engaged in multi-level marketing activities in Mainland China in violation of local law. These complaints seek substantial monetary damages or make claims for indeterminate amounts of damages. These complaints, or others filed alleging similar facts, could result in monetary or other penalties that may affect our operating results and financial condition. Moreover, the negative publicity stemming from these complaints and the allegations they make could harm our business and operations. Accordingly, any adverse determination against us in these suits, or even the allegations contained in the suits regardless of whether they are ultimately found to be without merit, could harm our business, operations and financial condition.

Currency exchange rate fluctuations could impact our financial results.

In 2014, approximately 91% of our sales occurred in markets outside of the United States in each market's respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. For example, foreign currency fluctuations negatively impacted reported revenue by approximately 3% in both 2014 compared to 2013 and 2013 compared to 2012. Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

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

For example, allegations were made by various media outlets that certain of our sales representatives in Mainland China failed to adequately follow and enforce our policies and regulations. In response to these allegations, our Audit Committee commenced an internal review and Chinese regulators commenced a review of our business in Mainland China. For a further description of these matters, see "–Negative news reports in Mainland China led to a review by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market and resulted in fines and other monetary penalties. These temporary modifications, any further sanctions imposed on us by the Chinese authorities and any associated adverse publicity may harm our business and financial condition."

In addition, the direct selling industry in Japan continues to experience regulatory and media scrutiny. For example, other direct selling companies have been suspended from sponsoring activities in the past. Over the last few years, we have received warnings from regulatory agencies in certain prefectures about the number of general inquiries and complaints about us and our distributors. While we have taken steps to strengthen distributor compliance, education and training efforts in Japan, we cannot be certain that such efforts will be successful. As a result, the government could take action against us, including fines, suspensions or other sanctions, or the company and the direct selling industry could receive further negative media attention, all of which could harm our business. Approximately 12% of our 2014 revenue was generated in Japan.

Except in Mainland China, members of our sales force are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of joining our sales force. We implement strict policies and procedures to ensure our sales force complies with legal requirements. However, given the size of our sales force, we experience problems from time to time. For example, product claims made by some of our sales force in 1990 and 1991 led to a United States Federal Trade Commission ("FTC") investigation that resulted in our entering into a consent decree with the FTC and various state regulatory agencies. In addition, rulings by the South Korean Federal Trade Commission and by judicial authorities against us and other companies in South Korea indicate that vicarious liability may be imposed on us for the criminal activity of our sales force. We have also seen an increase in the use of social media by our sales force, and an increase in sales aids and promotional material produced by our sales force in some markets, increasing the burden on us to monitor compliance of such materials, and increasing the risk that such materials could contain problematic product or marketing claims in violation of our policies and applicable regulations. As we expand internationally, our sales force often attempts to anticipate which markets we will open in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines, suspensions or other legal action if our sales force violates applicable laws and regulations.

If we are unable to retain our existing sales force and recruit additional people to join our sales force, our revenue will not increase and may even decline.

Our products are primarily marketed by our sales force and we depend on them to generate virtually all of our revenue. Our sales force may terminate their services at any time, and, like most direct selling companies, we experience relatively high turnover among our sales force from year to year. People who join our company to purchase our products for personal consumption or for short-term income goals frequently only stay with us for a short time. Sales Leaders who have committed time and effort to build a sales organization will generally stay for longer periods. Our sales force has highly variable levels of training, skills and capabilities. To increase our revenue, we must increase the number of and/or the productivity of our sales force.

We have experienced periodic declines in both Sales Leaders and Actives in the past and could experience such declines again in the future. If our initiatives do not drive growth in both our Sales Leaders and Actives, our operating results could be harmed. While we take many steps to help train, motivate and retain our sales force, we cannot accurately predict how the number and productivity of our sales force may fluctuate because we rely primarily upon our Sales Leaders to find new consumers, and to find, train and develop new Sales Leaders. Our operating results could be harmed if we, and our Sales Leaders, do not generate sufficient interest in our business and its products to retain and motivate our existing sales force and attract new people to join our sales force.

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

Our operations in Mainland China are subject to significant regulatory scrutiny. The legal system in Mainland China provides government authorities broad latitude to conduct investigations and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction. Because of significant government concerns in Mainland China regarding improper direct selling activities, government regulators closely scrutinize activities of direct selling companies and activities that resemble direct selling. The government in Mainland China continues to inspect and interview the direct selling industry on a regular basis, which has and may continue to increase regulatory scrutiny of the industry and our business. Government regulators frequently make inquiries into our business activities and investigate complaints from consumers and others regarding our business. Some of these inquiries and investigations in the past have resulted in the payment of fines by us or members of our sales force, interruption of sales activities at stores and warnings. We continuously face the risk of new regulatory inquiries and investigations, and any determination that our operations or activities, or the activities of our sales employees, independent direct sellers or independent marketers, are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, and termination of necessary licenses and permits, including our direct selling and other licenses, all of which could harm our business.

We work diligently to train our sales force in Mainland China on how our Mainland China business model differs from our global business model. However, Sales Leaders in Mainland China may attend regional and global events and foreign Sales Leaders may participate in business meetings in Mainland China. Because our global model varies significantly from our Mainland China business model, mistakes may be made as to how those working in Mainland China should promote the business in Mainland China. These mistakes by our sales force may lead to government reviews and investigations of our operations in Mainland China. For example, as a result of allegations that, among other things, certain of our sales force in Mainland China failed to adequately follow and enforce our policies and regulations, in 2014 Chinese regulators commenced a review of our business model and operations in Mainland China. For a further description of these matters, see "– Negative news reports in Mainland China led to a review by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market and resulted in fines and other monetary penalties. These temporary modifications, any further sanctions imposed on us by the Chinese authorities and any associated adverse publicity may harm our business and financial condition."

Negative news reports in Mainland China led to a review by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market and resulted in fines and other monetary penalties. These temporary modifications, any further sanctions imposed on us by the Chinese authorities and any associated adverse publicity may continue to harm our business and financial condition.

In January 2014, a series of articles were published by prominent media outlets in Mainland China. These articles contained a number of allegations including that our compensation practices violated Chinese laws against pyramid and multi-level sales organizations, that our recruiting and training techniques were unlawful or inappropriate, that some of our products were not licensed for sale in Mainland China, that certain of our products were causing adverse reactions in some users and that our employees had taken actions to "hush up" these problems, that certain of our sales force had misrepresented the scientific efficacy of our products and the nature and extent of our connections with the scientific advisors who have helped in developing or testing our products and that certain of our sales people have falsely claimed endorsement of our products by public figures, media outlets and organizations.

Under the direction of Mainland China's State Administration for Industry and Commerce, the Shanghai Administration for Industry and Commerce, where our Mainland China business is headquartered, and the Beijing Administration for Industry and Commerce, where we maintain a branch office, investigated the allegations. Administrations for Industry and Commerce in other provinces also made inquiries regarding these allegations. As a result of this regulatory review, Nu Skin China was fined in March 2014 in the amount of $524,000 (RMB 3.3 million) for the sale of certain products by independent direct sellers that, while permitted for sale in Nu Skin China's retail stores, were not registered for the direct selling channel. Nu Skin China was also fined $16,000 (RMB 0.1 million) for product claims that were deemed to lack sufficient documentary support. Fines in an aggregate amount of $241,000 (RMB 1.5 million) were also imposed for unauthorized promotional activities by six of our sales employees. In addition, Nu Skin China was asked to enhance the education and supervision of its sales representatives.

In January 2014, in response to this media and regulatory scrutiny, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business promotional meetings, temporarily suspending acceptance of applications for new sales representatives, and extending our product refund and return policies. Following completion of this government review, in May 2014 we resumed business meetings and acceptance of applications for new sales representatives in Mainland China. Adverse publicity and the suspension of business promotional meetings and acceptance of applications have had a significant negative impact on our revenue and number of Sales Leaders and Actives. We continue to act cautiously to properly educate and train our sales force. We may encounter unanticipated complications or other difficulties in rebuilding our business in Mainland China, which could further impact our business negatively. Continuing media and regulatory scrutiny and investigations in Mainland China, and any further actions taken by us or by regulators, could negatively impact our revenue, sales force and business in this market, including the interruption of sales activities, loss of licenses, and the imposition of fines, and any other adverse actions or events.

If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business would be significantly negatively impacted.

The government of Mainland China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on the way we do business. Most notably, the regulations include a restriction on the use of multi-level compensation, which is the basis of how we compensate our sales force outside of Mainland China. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. In Mainland China, we utilize sales employees to sell products through our retail stores and website, and independent direct sellers who can also sell products away from our stores where we have obtained direct selling licenses. We have implemented a new distribution structure by adding independent marketers in certain areas. Independent marketers are licensed business owners who are authorized to sell our products either at their own approved premises or through our stores. We generally compensate our Sales Leaders at a level that is competitive with other direct selling companies in the market and reflective of the compensation of our Sales Leaders globally. The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social order. We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations.

As described above, Chinese regulators have reviewed issues raised by news reports relating to our business model and operations in Mainland China. For a further description of these matters, see "–Negative news reports in Mainland China led to a review by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market and resulted in fines and other monetary penalties. These temporary modifications, any further sanctions imposed on us by the Chinese authorities and any associated adverse publicity may harm our business and financial condition." If our business practices are found to be in violation of applicable regulations as they may be interpreted or enforced, in particular our use of the sales productivity of a Sales Leader and the sales representatives that such Sales Leader leads and supervises in setting his/her salary on a quarterly basis, then we could be sanctioned and/or required to change our business model, either of which could significantly harm our business.

Our ability to expand our business in Mainland China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in Mainland China.

We have obtained direct selling licenses in 19 provinces and municipalities in Mainland China. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve and is lengthy, as we are required to work with a large number of provincial, city, district and national government authorities. The complexity of the approval process as well as the government's continued cautious approach as direct selling develops in Mainland China makes it difficult to predict the timeline for obtaining these approvals. Furthermore, any media or regulatory scrutiny of our business in Mainland China could increase the time and difficulty we may face in obtaining additional licenses. If media or regulatory scrutiny of our business in Mainland China results in significant delays in obtaining licenses elsewhere in Mainland China, or if the current processes for obtaining approvals are delayed further for any reason or are changed or interpreted differently than currently understood, our ability to receive direct selling licenses in Mainland China and our growth prospects in this market, could be negatively impacted.

If we are not able to register products for sale in Mainland China, our business could be harmed.

We face lengthy timelines with respect to product registrations in Mainland China. The process for obtaining product permits and licenses may require extended periods of time that may prevent us from launching new product initiatives in Mainland China on the same timelines as other markets around the world. For example, products marketed in Mainland China as "health foods" are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China generally takes one to two years, but may be substantially longer. We market both "health foods" and "general foods" in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a "general food" while seeking "health food" classification. If government officials feel the categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form.

As we expand our direct selling channel, we face additional product marketing restrictions, compared to our retail store channel. Under applicable direct selling laws in Mainland China, we can only register our own manufactured products for direct selling and we are not permitted to market or sell "general foods" through our direct sales channel. Some products, such as our Galvanic Spa system, have traditionally been manufactured by third parties. If we cannot successfully implement our own manufacturing of these products, we will not be able to sell these products through the direct sales channel. Any efforts by our independent direct sellers to market and sell general food products or third-party manufactured products we currently sell through our retail stores could result in negative publicity, fines and other government sanctions being imposed against us.

Our business could be negatively impacted if we fail to execute our product launch process due to difficulty in forecasting or increased pressure on our supply chain, information systems and management.

Although our product launch process may vary by market, we generally introduce new key products to our sales force and consumers in all markets where the products are registered, through limited-time offers. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We may experience difficulty effectively managing growth associated with these limited-time offers and may face increased risk of improper sales force activities and related government scrutiny. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or if we change our planned initiatives or launch strategies, we could incur inventory write-downs. For example, heightened media and regulatory scrutiny in Mainland China in the first part of 2014 and the voluntary actions we took in response to such scrutiny had a negative impact on the size of our limited-time offer in June 2014, which significantly reduced our expectations for a subsequent limited-time offer. This resulted in a $50 million write-down of estimated surplus inventory primarily in Mainland China during the second quarter of 2014. Any additional write-down of inventory in Mainland China or any of our other markets would negatively impact our gross margins. In addition, our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.

If our facial spa, ageLOC Body Spa or Pharmanex BioPhotonic Scanner are determined to be medical devices in a particular geographic market or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such tools could be harmed.

One of our strategies is to market unique and innovative products and tools that allow our sales force to distinguish our products, including our facial spa, ageLOC Body Spa or Pharmanex BioPhotonic Scanner. Any determination by regulatory authorities in our markets that these products must receive clearance or be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. While we have not been required to register our facial spa, ageLOC Body Spa or Pharmanex BioPhotonic Scanner as medical devices in most of our markets, we have registered our facial spa as a medical device in Indonesia, Thailand and Colombia. In addition, we have received clearance from the United States Food and Drug Administration to market a facial spa device for over-the-counter use. There have been legislative proposals in Singapore and Malaysia relating to the regulation of medical devices that could affect the way we market our facial spa, ageLOC Body Spa and Pharmanex BioPhotonic Scanner in these countries. In addition, if our sales force is making medical claims regarding our products or using our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices, it could negatively impact our ability to market or sell these products.

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

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in Japan, South Korea and Mainland China are particularly stringent and subject to broad discretion in enforcement by regulators. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" schemes, that compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets often:

•	impose order cancellations, product returns, inventory buy-backs and cooling-off rights for our sales force and consumers;

•	require us, or our sales force, to register with government agencies;

•	impose limits on the amount of sales compensation we can pay;

•	impose reporting requirements; and

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

Limits on the amount of sales compensation we pay could inhibit our ability to attract and retain our sales force, negatively impact our revenue and cause regulatory risks.

Several countries, including China, South Korea, Indonesia and Vietnam, impose limits on the amount of sales compensation we can pay to our sales force. For example, under regulations published by the Chinese government, direct selling companies may pay independent direct sellers in China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. South Korea imposes a 35% maximum. These limits may create a disincentive for people to join our sales force and may reduce our ability to differentiate ourselves from our competitors in attracting and retaining our sales force.

In addition, we have been required to modify our sales compensation plan in certain countries, including South Korea, from time to time to remain in compliance with applicable sales compensation limits. Because sales compensation, as a percentage of revenue, can fluctuate as sales force productivity fluctuates, we may be required to make further changes to stay within applicable sales compensation limits or may be at risk of exceeding them. In addition, which revenues and expenses are within the scope of these regulations is not always clear, and interpretation and enforcement of these laws are subject to change, which could require us to make further changes or result in non-compliance with these regulations.  Any failure to keep sales compensation within the limits in China, South Korea, Indonesia, Vietnam or any other country that imposes a sales compensation limit could result in fines or other sanctions, including suspensions.

Challenges to the form of our network marketing system could harm our business.

We may be subject to challenges by government regulators regarding the form of our network marketing system. Legal and regulatory requirements concerning the direct-selling industry generally do not include "bright line" rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change. We are aware of ongoing investigations against other companies in the direct selling industry. An adverse ruling in these investigations could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. We could also be subject to challenges by private parties in civil actions. We are aware of recent civil actions against some of our competitors in the United States, which have and may in the future result in significant settlements. Allegations by short sellers directed at us and our competitors regarding the legality of multi-level marketing in various markets have also created intense public scrutiny of us and our industry. Our business has also been subject to such formal and informal inquiries from various government regulatory authorities in the past regarding our business and our compliance with local laws and regulations. All of these actions and any future government scrutiny of us or our industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business in our various markets, enter into new markets, motivate our sales force and attract consumers.

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

For example, in 2012, the FDA issued warning letters to several cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity and our research and development focus on the sources of aging and the influence of certain ingredients on gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to government actions or class action lawsuits, which could harm our business.

In 2009 in the United States, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising ("Guides") that require disclosure of material connections between an endorser and the company they are endorsing and generally do not allow marketing using atypical results. Our sales force has historically used testimonials and "before and after" photos to market and sell some of our popular products such as our ageLOC Galvanic Spa systems and ageLOC Transformation anti-aging skin care system. We intend to continue to use testimonials for our popular products, including weight management products. In highly regulated and scrutinized product categories such as weight management, if we or our sales force fails to comply with the Guides or make improper product claims, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials.

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

Such regulations in any given market can also limit our ability to import products and can delay product launches as we go through the registration and approval process for those products. Furthermore, if we fail to comply with these regulations, we could face enforcement action, and we could be fined or forced to alter or stop selling our products.

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

In the United States, FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements for the nutritional supplement industry require us and our vendors to maintain good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping. The ingredient identification requirement, which requires us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, is particularly burdensome and difficult for us with respect to our product formulations, which contain many different ingredients. We are also required to report serious adverse events associated with consumer use of our products. Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations or public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

The loss of suppliers or shortages in ingredients could harm our business.

We acquire ingredients and products from third-party suppliers and manufacturers. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In addition, we obtain some of our products, including our ageLOC Galvanic Spa systems and Tru Face Essence products from sole suppliers that own or control the product formulations, ingredients or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding ingredients that are comparable in quality and price. Some of our nutritional products, including g3 juice, incorporate natural products that are only harvested once a year and may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

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

In addition, we have been required to modify our compensation plan in certain countries, including South Korea, from time to time to remain in compliance with applicable commission limits. Changes to reduce commission payout have had a negative impact on the sales force in the past and could in the future.

Production difficulties, quality control problems and inaccurate forecasting could harm our business.

Production difficulties and quality control problems and our reliance on third party suppliers to deliver quality products in a timely manner could harm our business. Occasionally, we have experienced production difficulties with respect to our products, including the import or export of ingredients and delivery of products that do not meet our specifications and quality control standards. These quality problems have in the past, and could in the future, result in stock outages or shortages in our markets with respect to such products, harming our sales and creating inventory write-downs for unusable products.

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

Growth in our sales force and consumers and our results of operations can be particularly impacted by adverse publicity regarding us, the nature of our direct selling business models, our products or the actions of our sales force and employees. Given the nature of our operations and our continuous need to recruit and retain consumers and members of our sales force, we are particularly vulnerable to adverse publicity. Specifically, we are susceptible to adverse publicity concerning:

•	suspicions about the legality and ethics of network marketing;

•	continued media or regulatory scrutiny regarding our business in Mainland China;

•	recent government fines in Mainland China;

•	the safety or effectiveness of ingredients in our or our competitors' products;

•	regulatory investigations of us, our competitors and our respective products;

•	the actions of our current or former members of our sales force and employees; and

•	public perceptions of the direct selling industry or the nutritional or personal care industry generally.

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

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). Any allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines and other penalties from U.S. or other regulatory entities. Although we have implemented anti-corruption policies, controls and training globally to protect against violation of these laws, we cannot be certain that these efforts will be effective. One of our competitors recently entered into a large settlement related to allegations that its employees violated the FCPA in Mainland China and other markets.

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

Our operating results could be adversely affected if our products, business opportunities, and other initiatives do not generate sufficient enthusiasm and economic benefit to retain our existing consumers and sales force or to attract new consumers and people interested in joining our sales force. Potential factors affecting the attractiveness of our products, business opportunities, and other initiatives include, among other items, perceived product quality, product exclusivity or effectiveness, economic success in our business opportunity, adverse media attention or regulatory restrictions on claims.

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

Unrealistic expectations, non-compliance and misunderstanding of the TR90 approach to healthy weight loss and body composition contributed to some reports of consumer dissatisfaction with the TR90 program. We currently plan to simplify the key components of the TR90 eating plan and take steps to strengthen the training of our sales force with respect to healthy weight loss and body composition. Our operating results could be adversely impacted if any of our products, including TR90, fail to gain or maintain sales force and market acceptance.

In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high-income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. There can be no assurance that our initiatives will continue to generate excitement among our sales force in the long-term or that planned initiatives will be successful in maintaining sales force activity and productivity or in motivating Sales Leaders to remain engaged in business building and developing new Sales Leaders. Some initiatives may have unanticipated negative impacts on our sales force, particularly changes to our sales compensation plans. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative. In addition, if any of our products fails to gain acceptance, we could see an increase in product returns.

The loss of key Sales Leaders could negatively impact our growth and our revenue.

As of December 31, 2014, we had a global network of approximately 1.2 million Actives. More than 62,000 of our Actives were Sales Leaders. Approximately 750 Sales Leaders occupied the highest level under our global sales compensation plan as of that date. These Sales Leaders, together with their extensive sales networks, generate substantially all of our revenue. As a result, the loss of a high-level Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

Government authorities may question our tax or customs positions or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

As a U.S. company doing business globally, we are subject to all applicable tax and customs laws, including those relating to intercompany pricing regulations and transactions between our corporate entities in the jurisdictions in which we do business. Periodically, we are audited by tax and customs authorities around the world. If authorities challenge our tax or customs positions, including those regarding transfer pricing and customs valuation and classification, we may be subject to penalties, interest and payment of back taxes or customs duties. Since tax rates vary from country to country, any tax assessments might also impact the ability to fully utilize foreign tax credits on our U.S. consolidated tax return. The tax and customs laws in each jurisdiction are continually changing and are further subject to interpretation by the local government agencies. We have experienced increased efforts by customs authorities in some countries to reclassify our products or otherwise increase the level of duties we pay on our products. Despite our best efforts to be aware of and comply with tax and customs laws, including changes to and interpretations thereof, there is a potential risk that the local authorities may argue that we are out of compliance. Such situations may require that we defend our positions and/or adjust our operating procedures in response to such changes. Any or all of these potential risks may increase our effective tax rate or otherwise harm our business.

We may be held responsible for certain taxes or assessments relating to the activities of our independent distributors, which could harm our financial condition and operating results.

Generally, our independent distributors are subject to taxation in their country of residency. In some jurisdictions, government agencies impose an obligation on us to collect taxes and to maintain appropriate records. Furthermore, in some jurisdictions, we are subject to the risk of being responsible for social security and similar taxes with respect to our independent distributors. In the event that local laws and regulations, or the interpretation of local laws and regulations, change to require us to treat our independent distributors as employees, or that our independent distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.  If our independent distributors were deemed to be employees rather than independent contractors, we would also face the risk of increased liability for their actions.

The loss of or a disruption in our manufacturing and distribution operations could adversely affect our business.

As of December 31, 2014, our principal properties consisted of our corporate headquarters and other office locations, distribution centers and warehouses, research and development centers, manufacturing facilities, retail stores and service centers located in many of our markets. Additionally, we also use third party manufacturers to manufacture certain of our products. As a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. For example, the earthquake and tsunami in 2011 disrupted our operations in Japan and negatively impacted our operating results. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or that of our third party manufacturers could have a material adverse effect on our business, results of operations and financial condition.

Disruptions to transportation channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.

We may experience disruptions to the transportation channels used to distribute our products, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and labor disputes or shortages. Disruptions in our container shipments may result in increased costs, including the additional use of airfreight to meet demand. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our profitability.

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

We sell products for human consumption and use. Our dietary supplement products consist of vitamins, minerals, botanicals and other ingredients that are classified as foods or dietary supplements. Our personal care products are cosmetic and other beautifying products intended to be used on the body and skin. These products are not generally subject to pre-market approval or registration processes so we cannot rely upon a government safety panel to qualify or approve our products for use, and some ingredients may not have long histories of human consumption or use. We rely upon published and unpublished safety information including clinical studies on ingredients used in our products and conduct our own clinical studies on some key ingredients and products, but not all products. A product may be safe for the general population when consumed or used as directed but could cause an adverse reaction for a person who has a health condition or allergies, or who is taking a prescription medication. While we include what we believe are adequate instructions and warnings and we have historically had low numbers of reported reactions, previously unknown adverse reactions could occur. Media reports in Mainland China in 2014 included allegations about our products having harmful side effects for certain of our consumers. While we believe these are isolated incidents, we are investigating these allegations. If we discover that our products are causing adverse reactions, or if we determine that any of our employees have not properly handled reports of adverse reactions, we could suffer further adverse publicity or government sanctions.

As a result of the type of products that we sell, we may be subject to various product liability claims, including that the products fail to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects. Product liability claims could increase our costs, and adversely affect our business and financial results. As we continue to offer an increasing number of new products through larger scale, limited-time offers our product liability risk may increase.

If our sales force or employees provide improper or inappropriate advice regarding our products, their use or safety, we may be subject to additional product liability.

We have generally elected to self-insure our product liability risks. We continue to periodically evaluate whether we can and should obtain product liability insurance. Based upon our current approach to product liability risk management, if any of our products are found to cause any injury or damage or we become subject to product liability claims, we will be subject to the full amount of liability associated with any injuries or damages. This liability could be substantial and may exceed our existing reserves and harm our business.

We are involved, and may become involved in the future, in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results.

In addition to the securities class action and shareholder derivative litigation described above in "–We are currently being sued in a purported class action lawsuit and a derivative claim relating to negative media and regulatory scrutiny of our business in Mainland China and the associated decline in our stock price," we are currently, and may in the future become, party to other litigation, investigations or other legal matters. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. It is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party to, and the impact of certain of these matters on our business, results of operations and financial condition could be material.

We have been involved in two separate disputes with customs authorities in Japan with respect to duty assessments on several of our products. In November 2013, the Supreme Court of Japan declined to hear our appeal regarding a dispute related to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. In 2011, we recorded an expense for the full amount of these disputed assessments. This matter is now closed. The second dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 4.5 billion Japanese yen as of December 31, 2014 (approximately $37.6 million), net of recovery of consumption taxes. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. We are now pursuing this matter in Tokyo District Court. We currently anticipate the Tokyo District Court will close the proceedings and render a decision sometime this year. Any adverse rulings in these matters could materially impact our results. While we anticipate that additional duty disputes with Japanese authorities will be limited going forward as we have entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer, there can be no assurance that this arrangement will have the desired effect or that such arrangement will not be terminated in the future.

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

We have implemented internal controls to help ensure the accuracy of our financial reporting and have implemented compliance policies and programs to help ensure that our employees and sales force comply with applicable laws and regulations. Our internal audit team regularly audits our internal controls and various aspects of our business, and we regularly assess the effectiveness of our internal controls. There can be no assurance, however, that our internal or external assessments and audits will identify all significant or material weaknesses in our internal controls. Any failure to correct a weakness in internal controls could result in the disclosure of a material weakness. If a material weakness results in a material misstatement in our financial results, we may also have to restate our financial statements.

For example, as initially disclosed in our Quarterly Report on Form 10-Q/A which was filed with the Securities and Exchange Commission on August 12, 2014, as of March 31, 2014, we did not maintain effective controls over the presentation and disclosure of hyper-inflationary accounting for our Venezuela subsidiary. For more information, see Part II, Item 9A. "Controls and Procedures" of this Annual Report on Form 10-K. As a result of this material weakness, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2014, June 30, 2014 and September 30, 2014, and decided to restate our consolidated financial statements and the related evaluation of our disclosure controls and procedures for the three-month period ended March 31, 2014.

From time to time, we initiate further investigations into our business operations based on the results of our internal and external audits or on complaints, questions or allegations made by employees or other parties regarding our business practices and operations. In addition, our business and operations may be investigated by applicable government authorities. In the event any of these investigations identify material violations of applicable laws by our employees or our sales force, we could be subject to adverse publicity, fines, penalties or loss of licenses or permits.

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

Due to the person-to-person nature of direct selling, our results of operations could be harmed if the fear of a communicable and rapidly spreading disease or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. For example, a SARS epidemic in Asia negatively impacted our revenue in 2003. It is difficult to predict the impact on our business, if any, of a recurrence of SARS, the emergence of new epidemics or other crises. In addition, most of our Pharmanex nutritional supplement revenue is generated from products that are encapsulated in bovine- and/or porcine-sourced gel capsules. If we experience production difficulties, quality control problems or shortages in supply in connection with bovine or porcine related health concerns, this could result in additional risk of product shortages or write-downs of inventory. We may be unable to introduce our products in some markets if we are unable to obtain the necessary regulatory approvals or if any product ingredients are prohibited, which could harm our business.

The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

Our Class A common stock closed at $42.36 per share on January 31, 2013 and closed at $40.98 per share on January 30, 2015. During this two-year period, our Class A common stock traded as low as $37.93 per share and as high as $140.50 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

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

In some of our markets, we face risks associated with high levels of inflation. High levels of inflation and currency devaluations in any of our markets could negatively impact our balance sheet and results of operations.

For example, effective in 2010, Venezuela was designated as a highly inflationary economy under generally accepted accounting principles in the United States. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100% or more over a three-year period as well as other qualitative factors, including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. In February 2013, Venezuela devalued its bolivar fuertes ("bolivar") against the U.S. dollar, which resulted in an official exchange rate of 6.3 bolivars per U.S. dollar. During the first quarter of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela, which utilize exchange rates of approximately 10.7 and 50 bolivars per U.S. dollar, respectively. In the first quarter of 2015, a new foreign exchange mechanism ("SIMADI") was announced, which utilizes a variable exchange rate that was initially approximately 170 bolivars per U.S. dollar. Due to the current political and economic environment in Venezuela, there is a risk that there could be additional foreign currency devaluations.

The functional currency in highly inflationary economies is the U.S. dollar, and transactions denominated in the local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. During 2014, we recorded $46.3 million of non-cash foreign currency charges related to the devaluation of the Venezuelan currency. During the periods ended December 31, 2012, 2013 and 2014, our Venezuela subsidiary's net sales revenue represented approximately 0.7%, 1.1% and 0.9% of consolidated net sales revenue, respectively. Although we did not operate in any country other than Venezuela that was considered to have a highly inflationary economy during the periods ended December 31, 2012, 2013 and 2014, other countries, including Argentina and Russia, have experienced weakening currencies, and it is currently possible that such countries may be so designated in the future. Our Argentina and Russia subsidiaries' net sales revenue each represented less than 1% of consolidated net sales revenue during each of the periods ended December 31, 2012, 2013 and 2014.

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

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2014, we had $45.3 million in cash denominated in Chinese RMB.

In addition, as of December 31, 2014, we had $8.2 million in cash denominated in bolivar. Currency exchange restrictions enacted by the government of Venezuela require approval from the government's currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends to the United States.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal properties consist of the following:

Offices

We have administrative offices at our corporate headquarters in Provo, Utah, and in various markets, including in Shanghai, China.

Distribution Centers

We distribute our products through distribution centers and warehouses in many of our markets, including facilities measuring 150,000 square feet or more in Provo, Utah; Shanghai, China; Chungcheong buk-do, Korea; and Tokyo, Japan.

Research and Development Centers

We operate research and development centers in Provo, Utah, and in Shanghai, China.

Manufacturing Facilities

In Mainland China, we operate manufacturing facilities, totaling approximately 700,000 square feet. We are currently in the process of expanding our manufacturing capacity in Mainland China.

Retail Stores, Service Centers, Walk-in Centers and Pick-up Locations

We operate walk-in centers and pick-up locations in many of our markets. We also operate retail stores and service centers in Mainland China.

We own our corporate headquarters buildings, distribution center and research and development center located in Provo, Utah; the structure and improvements of our administrative offices in Shanghai, China; our distribution center in Chungcheong buk-do, Korea; and a few other minor facilities. We currently lease the other properties described above. We believe that our existing and planned facilities are adequate for our current operations in each of our existing markets.

ITEM 3.  LEGAL PROCEEDINGS

Securities Class Action

As previously disclosed, beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. On April 10, 2014, the plaintiffs filed a stipulated motion requesting that the court consolidate the various purported class actions, appoint State-Boston Retirement System as lead plaintiff in the consolidated action and appoint the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action. On May 1, 2014, that stipulated motion was granted and on June 30, 2014, a consolidated class action complaint was filed. On August 29, 2014, we filed a motion to dismiss the case and on October 28, 2014, the plaintiffs filed their opposition to our motion to dismiss. A hearing on the motion to dismiss was held on February 18, 2015, and an order denying the motion was issued on February 26, 2015. The consolidated class action complaint purports to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt. The consolidated class action complaint alleges that, inter alia, we made materially false and misleading statements regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities. We believe that the claims asserted in the consolidated class action complaint are without merit and intend to vigorously defend ourselves.

Shareholder Derivative Claim

As previously disclosed, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. On April 17, 2014, the plaintiffs filed a joint motion to consolidate the derivative actions, to appoint plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and to appoint the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action. On May 1, 2014, that joint motion was granted. On July 25, 2014, a consolidated derivative complaint was filed. On September 25, 2014, we filed a motion to dismiss or stay the case, and on November 25, 2014, the plaintiffs filed their opposition to our motion. Defendants filed a reply brief on January 6, 2015. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises.  The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund, and Campbell. The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.

Japan Customs

As previously disclosed, we are currently involved in a dispute related to customs assessments by Yokohama Customs on several of our products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was approximately 4.5 billion Japanese yen as of December 31, 2014 (approximately $37.6 million), net of recovery of consumption taxes. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice pursuant to the transaction value method under the World Trade Organization Customs Valuation Agreement or whether it must use one of the alternative valuation methods provided in that agreement, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation. Following our review of the assessments and after consulting with our legal and customs advisors, we believe that use of the manufacturer's invoice is the appropriate valuation method and that the additional assessments are improper and are not supported by applicable customs laws because they are based on an alternative valuation method. We filed letters of protest with the applicable Customs authorities, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance's administrative decision. We are now pursuing the matter in Tokyo District Court, which is not required to give deference to the decision made by the Ministry of Finance and which we believe will provide a more independent determination of the matter. We currently anticipate the Tokyo District Court will close the proceedings and render a decision sometime this year. In addition, we are currently being required to post a bond or make a deposit to secure any additional duties that may be due and payable on current imports. Because we believe that the assessment of higher duties by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. If we are unsuccessful in recovering the amounts assessed and paid, we will record a non-cash expense for the full amount of the disputed assessments. We anticipate that additional disputed duties will be limited going forward as we purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

Lazerson, Craig & Harper

As previously disclosed, in September 2011, Elizabeth Craig ("Craig") and Brady Harper ("Harper") filed suit against us and our subsidiaries in the Utah Fourth District Court for malicious prosecution, abuse of criminal process, defamation and intentional infliction of emotional distress. In aggregate, the complaint seeks damages in excess of approximately $42 million and punitive damages in the amount of $200 million. We believe the complaint is without merit and intend to vigorously defend ourselves. In August 2011, we filed suit in the Utah Fourth District Court against Scott Lazerson ("Lazerson") and Nu Lite Sales, LLC ("Nu Lite"), an entity owned by Craig and Harper, alleging fraud, negligent misrepresentation, conversion and unjust enrichment and seeking declaratory and equitable relief. A counterclaim was filed by Nu Lite that includes factual allegations similar to those set forth in the complaint filed on behalf of Craig and Harper. The counterclaim alleges conversion and tortious interference with prospective business relations, and seeks aggregate damages in excess of $2 million and punitive damages in the amount of $20 million. We believe the counterclaim is without merit. In February 2014, Craig and Nu Lite filed an additional complaint in the United States District Court for the District of Utah against Provo City and certain of its personnel, and the Company and certain of its personnel, based on substantially the same facts alleged by them in the state court actions described above, and asserting claims for deprivation of constitutional rights. In October 2014, the United States District Court for the District of Utah dismissed this additional complaint with prejudice.

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

Our Class A common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "NUS." The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2013 and 2014 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2013	$47.36	$36.85
June 30, 2013	63.57	43.00
September 30, 2013	99.60	60.77
December 31, 2013	139.81	88.80

Quarter Ended	High	Low

March 31, 2014	$140.50	$67.51
June 30, 2014	89.69	71.25
September 30, 2014	74.38	40.06
December 31, 2014	54.41	38.12

The market price of our Class A common stock is subject to significant fluctuations in response to variations in our actual and expected operating results, demand for our products, general trends in our industry, economic and currency exchange issues in the foreign markets in which we operate and other factors, many of which are not within our control. In addition, broad market fluctuations, as well as general economic, business, regulatory and political conditions may adversely affect the market for our Class A common stock, regardless of our performance.

The closing price of our Class A common stock on January 31, 2015, was $40.98. The approximate number of holders of record of our Class A common stock as of January 31, 2015 was 372. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

We declared and paid a $0.30 per share dividend for Class A common stock each quarter in 2013 and a $0.345 per share dividend for Class A common stock each quarter in 2014. The board of directors has approved an increased quarterly cash dividend of $0.35 per share of Class A common stock to be paid on March 18, 2015, to stockholders of record on February 27, 2015. Annually, this would increase the dividend to $1.40 from $1.38 in the prior year. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

October 1 – 31, 2014	-	N/A	-	$369.5
November 1 – 30, 2014	350,000	$40.73	350,000	355.3
December 1 – 31, 2014	150,000	43.11	150,000	348.8
Total	500,000	$41.43	500,000

(1)	In July 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan, and the most recent increase of $400.0 million was announced in August 2013. As of December 31, 2014, a total amount of approximately $1,135.0 million was authorized, and we had repurchased approximately $786.2 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers (the "Peer Group") for the period from December 31, 2009 through December 31, 2014. The graph assumes that $100 was invested in each of the Class A common stock, the S&P 500 Index and the index of publicly traded peers on December 31, 2009 and that all dividends were reinvested. The Peer Group consists of the following companies, which compete in our industry and product categories: Avon Products, Inc., The Estée Lauder Companies Inc., Tupperware Brands Corporation, Herbalife Ltd., USANA Health Sciences, Inc., Nature's Sunshine Products, Inc., Weight Watchers International, Inc., Mannatech, Inc. and Elizabeth Arden, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Nu Skin Enterprises, Inc., the S&P 500 Index, and a Peer Group

$600
$500
$400
$300
$200
$100
$0
12/09
12/10
12/11
12/12
12/13
12/14
Nu Skin Enterprises, Inc.
S&P 500
Peer Group

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Measured Period	Nu Skin	S&P 500 Index	Peer Group Index
December 31, 2009	100.00	100.00	100.00
December 31, 2010	114.64	115.06	121.65
December 31, 2011	186.85	117.49	130.31
December 31, 2012	145.05	136.30	125.91
December 31, 2013	551.21	180.44	176.76
December 31, 2014	178.88	205.14	144.09

The Stock Performance Graph above shall not be deemed to be "soliciting material" or to be "filed" with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Annual Report on Form 10-K by reference into any filing under the Securities Act of 1933 (the "Securities Act") or the Exchange Act, except to the extent that we specifically incorporate this information by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 have been derived from the audited consolidated financial statements as revised:

	Year Ended December 31,
	2010	2011		2012	2013	2014
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$1,517,759	$1,719,588		$2,132,257	$3,176,718	$2,569,495
Cost of sales	272,431	322,624	(1)	353,152	505,806	478,434	(2)
Gross profit	1,245,328	1,396,964		1,779,105	2,670,912	2,091,061
Operating expenses:
Selling expenses	626,848	727,045		932,812	1,476,772	1,116,572
General and administrative expenses	401,418	436,177		505,449	640,028	622,301
Total operating expenses	1,028,266	1,163,222		1,438,261	2,116,800	1,738,873
Operating income	217,062	233,742		340,844	554,112	352,188
Other income (expense), net	(9,449)	(6,973)		4,398	2,828	(53,681	)(3)
Income before provision for income taxes	207,613	226,769		345,242	556,940	298,507
Provision for income taxes	71,562	73,439		123,597	192,052	109,331
Net income	$136,051	$153,330		$221,645	$364,888	$189,176
Net income per share:
Basic	$2.18	$2.47		$3.66	$6.23	$3.20
Diluted	$2.11	$2.38		$3.52	$5.94	$3.11
Weighted-average common shares outstanding (000s):
Basic	62,370	62,066		60,600	58,606	59,073
Diluted	64,547	64,546		63,025	61,448	60,887

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$230,337	$290,701		$333,403	$547,127	$300,208
Working capital	206,078	288,916		268,500	341,542	416,338
Total assets	892,224	990,956		1,124,807	1,821,062	1,614,434
Current portion of long-term debt	27,865	28,608		39,019	67,824	82,770
Long-term debt	133,013	107,944		154,963	113,852	164,567
Stockholders' equity	471,249	574,236		590,612	858,619	942,438
Cash dividends declared	0.50	0.59		0.80	1.20	1.38

Supplemental Operating Data (at end of period):
Approximate number of Actives(4)	799,000	855,000		946,000	1,335,000	1,208,000
Number of Sales Leaders(5)	35,676	41,816		51,790	102,117	62,009

(1)	Includes $32.8 million related to an adverse decision in the Japan customs litigation.

(2)	Includes a $50.0 million write-down of inventory, primarily in Mainland China.
(3)	Includes $46.3 million of foreign currency charges related to the devaluation of the Venezuelan currency.

(4)	"Actives" are persons who purchased products directly from the company during the previous three months.

(5)	"Sales Leaders" are independent distributors, and sales employees, contractual sales promoters and independent marketers in China, who achieve certain qualification requirements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K.

Business Overview
We are a leading, global direct selling company marketing personal care and nutritional products in 53 markets worldwide. In 2014, we recorded $2.6 billion in revenue. Since our founding in 1984, we have strived to differentiate ourselves through innovation in both our products and our sales channel.
We develop and distribute premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under our Nu Skin and Pharmanex brands and a small number of other products and services. Over the last several years, we have introduced new Nu Skin personal care products and Pharmanex nutritional supplements under our ageLOC anti-aging brand.
We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. Our consumers can purchase products either directly from an individual distributor of our products or directly from the company. As of December 31, 2014, we had approximately 1.2 million persons who purchased products directly from the company during the previous three months ("Actives"). We believe a significant majority of Actives purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity we offer to generate income by marketing and reselling products.
Approximately 91% of our 2014 revenue came from outside of the United States. Due to the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign currency fluctuations. In addition, our results are impacted by global economic, political, demographic and business trends and conditions.
In 2014, Mainland China was our largest revenue market, accounting for approximately 26% of our revenue. Direct selling is relatively new to Mainland China and we believe the market holds significant potential. We have implemented a distinct business model in Mainland China to conform with local laws and regulations, which are significantly different from regulations outside of Mainland China.
Our business is subject to various laws and regulations globally, particularly with respect to our direct selling business models and our product categories. As is the case with most companies in our industry, we receive inquiries from time to time from government regulatory authorities regarding the nature of our business and other issues. For example, in 2014, our revenue and number of Sales Leaders and Actives in the Greater China region was negatively impacted by our voluntary suspension of business meetings and acceptance of applications for new sales representatives in Mainland China in response to adverse media reports and a government review in the first part of the year.
Our revenue depends on the number and productivity of our Actives and Sales Leaders. Sales Leaders are primarily independent distributors who achieve certain qualification requirements.  In Mainland China, because of the unique regulatory framework, our Sales Leaders are classified as sales employees, contractual sales promoters or independent marketers. We have been successful in attracting and motivating our sales force by:
•    developing and marketing innovative, technologically and scientifically advanced products;

•	providing compelling initiatives and strong support; and

•	offering an attractive sales compensation structure.

Our sales force markets and sells our products and recruits others based on the distinguishing benefits and innovative characteristics of our products. As a result, it is vital to our business that we continuously leverage our product development resources to develop and introduce innovative products and provide our sales force with an attractive portfolio of products. Since 2008, we have successfully introduced a portfolio of innovative anti-aging skin care and nutritional products under our ageLOC brand, including our ageLOC Transformation, Galvanic Spa Gels with ageLOC, ageLOC Galvanic Spa Body Shaping Gel and ageLOC Dermatic Effects Body Contouring Lotion, ageLOC Tru Face Essence Ultra, ageLOC Vitality, ageLOC R2 and ageLOC TR90. We currently plan to introduce additional products in 2015 and 2016, including our ageLOC Youth anti-aging nutritional supplement, our ageLOC Me personalized skin care system, and our essential oil products, which will be marketed under the Epoch and ageLOC brands. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our number of Actives and Sales Leaders.

Although our product launch process may vary by market, we generally introduce new products to our sales force and consumers in all markets where the products are registered, through limited-time offers. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons. We believe our product launch process also attracts new people to our business, driving growth in our Sales Leaders and Actives through increased consumer trial. For example, limited-time offers of our ageLOC TR90 weight management and body shaping system in the second half of 2013 generated significant revenue. We currently plan to introduce additional products through limited-time offers in 2015 and 2016, including ageLOC Youth and ageLOC Me.

We may experience difficulty effectively managing growth associated with these limited-time offers and may face increased risk of improper sales force activities. In addition, the size and condensed schedule of these product launches increase pressure on our supply chain. If we are unable to accurately forecast sales levels in each market, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or if we change our planned initiatives or launch strategies, we could incur inventory write-downs. For example, given heightened media and regulatory scrutiny in Mainland China and the voluntary measures we took in that market, we adjusted our 2014 product launch plans. This change in plans resulted in a $50 million write-down of estimated surplus inventory, primarily in Mainland China, during the second quarter of 2014. In addition, our order processing systems could have difficulties handling the high volume of orders generated by limited-time offers. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future.

Our global sales force helps us to rapidly introduce products and penetrate our markets with modest up-front promotional expense. We rely on our sales force to create consumer demand for our products, as opposed to a traditional approach of advertising-generated consumer awareness. Our approach is particularly effective with products that benefit from education and demonstration. Similar to other companies in our industry, we experience relatively high turnover among our sales force. To enhance customer retention, we have developed product subscription and loyalty programs that provide incentives for consumers to commit to purchase a specific amount of product on a monthly basis. All purchases under these programs are subject to our standard product payment and return policies. We believe these subscription and loyalty programs have improved consumer retention, have had a stabilizing impact on revenue and have helped generate recurring sales.

Income Statement Presentation

We report revenue in five geographic regions and we translate revenue from each market's local currency into U.S. dollars using weighted-average exchange rates. The following table sets forth revenue information by region for the periods indicated. This table should be reviewed in connection with the information presented under "Results of Operations," which describes selling expenses and other costs associated with generating the aggregate revenue presented.

Revenue by Region

	Year Ended December 31,
(U.S. dollars in millions)	2012		2013		2014

Greater China	$550.7	26%	$1,363.2	43%	$948.5	37%
North Asia	785.3	37	869.4	27	783.0	30
Americas	285.3	13	370.1	12	329.0	13
South Asia/Pacific	328.6	15	379.0	12	328.4	13
EMEA	182.4	9	195.0	6	180.6	7
	$2,132.3	100%	$3,176.7	100%	$2,569.5	100%

Cost of sales primarily consists of:

•    cost of products purchased from third-party vendors;

•    costs of self-manufactured products;

•    cost of adjustments to inventory carrying value;

•    freight cost of shipping products to our sales force and import duties for the products; and

•    royalties and related expenses for licensed technologies.

We source the majority of our products from third-party vendors. Under direct selling regulations in Mainland China, we are required to manufacture the products we distribute through independent direct sellers in Mainland China. Cost of sales and gross profit, on a consolidated basis, may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party vendors. In addition, because we purchase a significant amount of our goods in U.S. dollars and recognize revenue in local currencies, our gross margin is subject to exchange rate risks. Because our gross margins vary from product to product and due to higher pricing in some markets, changes in product mix and geographic revenue mix can impact our gross margin on a consolidated basis.

Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include sales commissions paid to our sales force, special incentives, costs for incentive trips and other rewards, as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in Mainland China. Selling expenses do not include amounts we pay to our sales force based on their personal purchases; rather, such amounts are reflected as reductions to revenue. Our global sales compensation plan, which we employ in all our markets except Mainland China, is an important factor in our ability to attract and retain our Sales Leaders. Under our global sales compensation plan, Sales Leaders can earn "multi-level" compensation, where they earn commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on sales materials. Small fluctuations occur in the amount of commissions paid as the Actives and Sales Leaders change from month to month. However, with over 1.2 million Actives and 62,000 Sales Leaders, the fluctuation in the overall payout is relatively small. Selling expenses as a percentage of revenue typically increase in connection with a limited-time offer due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on selling expenses.

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

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates in 2014 were approximately 16.5% in Hong Kong, 17.0% in Taiwan, 24.2% in South Korea, 42.1% in Japan and 25.0% in Mainland China. We are subject to taxation in the United States at the statutory corporate federal tax rate of 35%, and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 36.6% for the year ended December 31, 2014.

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

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between Nu Skin affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2014, we had net deferred tax assets of $40.0 million. We net these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. These net deferred tax assets assume sufficient future earnings will exist for their realization, and are calculated using anticipated tax rates. In certain foreign jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses. When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We evaluate our indefinite reinvestment assertions with respect to foreign earnings for each period. Other than earnings we intend to reinvest indefinitely, we accrue for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, we accrue the applicable foreign income taxes. We intend to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that we have indefinitely reinvested, for which no federal or state income taxes in the U.S. have been provided, aggregate to $50.0 million as of December 31, 2014 and 2013. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $5.3 million.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. We have filed U.S. federal tax returns for all years through and including 2013, and we are no longer subject to tax examinations from the United States Internal Revenue Service (the "IRS") for any of these years except for 2011. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2010. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. We have elected to participate in the CAP program for 2015 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time. In major foreign jurisdictions, we are generally not subject to income tax examinations for years before 2009. However, statutes in certain countries may be as long as ten years for transfer pricing related issues. Along with the IRS examination of 2011, we are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

Our unrecognized tax benefits related to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which we operate, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $1 to $2 million.

At December 31, 2014, we had $6.0 million in unrecognized tax benefits of which $1.1 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2013, we had $7.5 million in unrecognized tax benefits of which $2.1 million, if recognized, would affect the effective tax rate. We recognized approximately $(0.1) million and $0.4 million in interest and penalties expenses (benefits), during each of the years ended December 31, 2013 and 2014, respectively. We had approximately $1.1 million, $0.9 million and $1.3 million of accrued interest and penalties related to uncertain tax positions at December 31, 2012, 2013 and 2014, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Intangible Assets. Acquired intangible assets may represent indefinite-lived assets, determinable-lived intangibles or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level. Beginning in 2011, we had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. We used the quantitative assessment for all periods presented. Considerable management judgment is necessary to measure fair value. We did not recognize any impairment charges for goodwill or intangible assets during the periods presented.

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2012	2013	2014

Revenue	100.0%	100.0%	100.0%
Cost of sales	16.6	15.9	18.6

Gross profit	83.4	84.1	81.4

Operating expenses:
Selling expenses	43.7	46.5	43.5
General and administrative expenses	23.7	20.2	24.2

Total operating expenses	67.4	66.7	67.7

Operating income	16.0	17.4	13.7
Other income (expense), net	0.2	0.1	(2.1)

Income before provision for income taxes	16.2	17.5	11.6
Provision for income taxes	5.8	6.0	4.2

Net income	10.4%	11.5%	7.4%

2014 Compared to 2013

Overview

Revenue in 2014 decreased 19% to $2.6 billion from $3.2 billion in 2013, with foreign currency fluctuations negatively impacting revenue 3%. Sales Leaders and Actives were down 39% and 10%, respectively, compared to the prior year. We believe these declines were largely driven by two primary factors. First, our business in Mainland China was significantly disrupted following our voluntary suspension of business meetings and the acceptance of applications for new sales representatives in response to media and regulatory scrutiny of our business in January 2014. In May 2014, we resumed business meetings and acceptance of applications for new sales representatives, and in the second half of 2014, we continued to expand our business meetings. We believe our business in Mainland China showed signs of stabilization during the second half of 2014 as sales were relatively even from the second to the fourth quarter of the year. For additional information, see "–Revenue–Greater China."

Second, the declines reflect difficult comparisons with the prior year, which included significant Sales Leader activity and revenue related to the global limited-time offer of ageLOC TR90. This limited-time offer generated $550 million of sales during the second half of 2013. This product was sold in a kit containing a three-month supply, and we believe the significant 2013 sales and the three-month supply kit configuration decreased demand in subsequent regional limited-time offers of this product. In addition, TR90 was developed to decrease fat without sacrificing lean muscle. The result is a healthier body composition but not necessarily maximum weight loss. Our research shows that some consumers of TR90 were dissatisfied with the extent of their weight loss. In some markets, we have elected to make TR90 generally available shortly following a regional limited-time offer, rather than waiting a longer period as in previous limited-time offers for other products. We believe these issues and the disruption in China combined to result in significantly lower regional limited-time offer sales of TR90 and ageLOC Tru Face Essence Ultra in 2014, which generated $194 million.

Earnings per share in 2014 decreased to $3.11, compared to $5.94 in 2013. The decrease in earnings per share in 2014 reflects a 19% revenue decline, a $46.3 million foreign currency charge taken in the first half of 2014 related to the devaluation of the Venezuelan currency and the increased tax rate related to this foreign currency charge. The decrease in earnings per share in 2014 also reflects a $50.0 million charge taken in the second quarter of 2014 for the write-down of inventory primarily in Mainland China. We currently expect that the strengthening U.S. dollar will continue to impact our results in 2015. For more information regarding these items, please see "–Gross profit," "–Other income (expense), net," "–Provision for income taxes" and "–Liquidity and Capital Resources."

Revenue

Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2013	2014	Change

Mainland China	$1,005.4	$675.1	(33%)
Taiwan/Hong Kong	357.8	273.4	(24%)
Greater China total	$1,363.2	$948.5	(30%)

Foreign currency exchange rate fluctuations did not impact revenue in the Greater China region in 2014. Sales Leaders and Actives in Mainland China decreased 63% and 21%, respectively, compared to 2013. Sales Leaders and Actives in Taiwan were down 49% and 17%, respectively, compared to 2013. Sales Leaders and Actives in Hong Kong were down 49% and 10%, compared to 2013.

The year-over-year comparisons were impacted by significant Sales Leader activity and revenue related to the global limited-time offer of ageLOC TR90 in the second half of 2013, which generated $327 million in sales in the Greater China region. In 2014, smaller regional limited-time offers of ageLOC Tru Face Essence Ultra and TR90 generated revenue of $130 million in the region. Revenue in the region for the fourth quarter of 2014 also benefited from product promotions.

Our revenue and number of Sales Leaders and Actives in this region during 2014 were also negatively impacted by our voluntary suspension of business meetings and acceptance of applications for new sales representatives in Mainland China in response to adverse media reports and a government review of our business in the first part of the year. Following completion of this government review, in May 2014 we resumed business meetings and acceptance of applications for new sales representatives, and in the second half of 2014, we continued to expand our business meetings. We believe our business in Mainland China showed signs of stabilization during the second half of 2014 as sales were relatively even from the second to the fourth quarter of the year. We continue to act cautiously to properly educate and train our sales force.

We may encounter unanticipated complications or other difficulties in rebuilding our business in Mainland China, which could further impact our business negatively. In addition, as we have not previously undertaken such a lengthy suspension of business meetings and acceptance of applications for new sales representatives, there is uncertainty regarding the full impact the voluntary actions we took during the first part of 2014 could have on our sales force and business going forward.

We believe that the negative publicity and regulatory uncertainty in Mainland China caused some distraction among our Sales Leaders globally, but more specifically in Taiwan and Hong Kong, given the proximity of these markets to Mainland China. Revenue in these markets was also negatively impacted by year-over-year declines in Sales Leaders and Actives.

North Asia. The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2013	2014	Change

South Korea	$466.8	$467.7	*
Japan	402.6	315.3	(22%)
North Asia total	$869.4	$783.0	(10%)

*Less than 1%

Foreign currency fluctuations negatively impacted revenue 1% in this region compared to the prior year.

Reported revenue remained level in South Korea despite difficult comparisons. Foreign currency fluctuations positively impacted revenue by 4% compared to the prior year. We introduced our ageLOC TR90 and related products in South Korea through a global limited-time offer in the second half of 2013, which generated approximately $70 million. In 2014, smaller regional limited-time offers of TR90 and ageLOC Tru Face Essence Ultra generated revenue of approximately $39 million in South Korea. Sales Leaders and Actives in South Korea were down 15% and 3%, respectively, compared to 2013.

Local currency revenue decreased 15% in Japan in 2014 compared to 2013. Revenue was negatively impacted an additional 7% by the weakening of the Japanese yen against the U.S. dollar, compared to 2013. The year-over-year revenue comparison was impacted by the global limited-time offer of ageLOC TR90 in the second half of 2013, which generated approximately $34 million. In 2014, smaller regional limited-time offers of ageLOC Tru Face Essence Ultra and TR90 generated revenue of approximately $5 million in Japan. In 2014, Sales Leaders and Actives in Japan decreased 7% and 6%, respectively, compared to 2013, reflecting challenges related to the difficult direct selling environment in Japan. We continue to be cautious in our promotional activities in Japan, and we frequently meet with regulatory agencies regarding our ongoing distributor education, training and compliance efforts.

Americas. The following table sets forth revenue for the Americas region (U.S. dollars in millions):

	2013	2014	Change

United States/Canada	$311.1	$272.4	(12%)
Latin America	59.0	56.6	(4%)
Americas total	$370.1	$329.0	(11%)

Revenue in the Americas decreased 11% in 2014 compared to 2013, including a negative impact of 18% caused by foreign currency. Sales Leaders and Actives in the region decreased 10% and 4%, respectively, in 2014 compared to 2013. The year-over-year results for the United States and Canada were impacted by the global limited-time offer of ageLOC TR90 in the second half of 2013, which generated $36 million. In 2014, smaller regional limited-time offers of TR90 generated revenue of $10 million in the United States and Canada. Strong local currency growth in Latin America was offset by the devaluation of the Venezuelan currency and the weakening of other currencies against the U.S. dollar. In the first quarter of 2015, Venezuela announced a new foreign exchange mechanism.  For more information, see "— Liquidity and Capital Resources."

South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region (U.S. dollars in millions):

	2013	2014	Change

South Asia/Pacific	$379.0	$328.4	(13%)

Foreign currency exchange rate fluctuations negatively impacted revenue in South Asia/Pacific by 5% in 2014, compared to the prior year. Sales Leaders and Actives in the region increased 6% and 3%, respectively, in 2014 compared to the prior year.

The year-over-year decline in South Asia/Pacific was impacted largely by the global limited-time offer of ageLOC TR90 in the second half of 2013, which generated approximately $64 million.

EMEA. The following table sets forth revenue for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2013	2014	Change

EMEA	$195.0	$180.6	(7%)

Foreign currency exchange rate fluctuations negatively impacted revenue in the EMEA region by 1% in 2014 compared to the prior year. The year-over-year decline in EMEA was impacted largely by the global limited-time offer of ageLOC TR90 in the second half of 2013, which generated approximately $18 million in sales in the region during the second half of 2013. In 2014, smaller regional limited-time offers of TR90 generated revenue of $8 million in the region. Revenue was also negatively impacted by a decline in Sales Leaders and Actives of 9% and 7%, respectively, when compared to 2013.

Gross profit

Gross profit as a percentage of revenue in 2014 decreased to 81.4% compared to 84.1% in 2013. Gross profit as a percentage of revenue for 2014 was negatively impacted by a $50.0 million write-down of inventory, primarily in Mainland China. Gross profit as a percentage of revenue in 2014 was also negatively impacted by currency fluctuations, decreased utilization of our manufacturing operations in Mainland China and a decline in the percentage of global revenue represented by Mainland China, where our gross margin on a consolidated basis benefits from self-manufactured products. Gross profit as a percentage of revenue in 2014 was also negatively impacted by increased product promotions.

Selling expenses

Selling expenses as a percentage of revenue decreased to 43.5% in 2014, compared to 46.5% in 2013. Selling expenses as a percentage of revenue in 2013 were relatively high as a result of the significant growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives related to the limited-time offer of TR90 in 2013. Selling expenses as a percentage of revenue also decreased in 2014, due to a reduction in the number of Sales Leaders qualifying for incentive trips and other promotional incentives based on 2014 results.

General and administrative expenses

As a percentage of revenue, general and administrative expenses increased to 24.2% in 2014 from 20.2% in 2013, reflecting lower revenue and relatively stable general and administrative expenses.

Other income (expense), net

Other income (expense), net was $53.7 million of expense in 2014, compared to $2.8 million of income in 2013. The increase in expense in 2014 was primarily due to a $46.3 million non-cash foreign currency charge related to the impact of the devaluation of the Venezuelan currency on monetary assets and liabilities of our Venezuela entity and a fourth-quarter charge of $7.4 million related to the prepayment of debt. Foreign currency translation expenses related to the strengthening of the U.S. dollar were offset by tax incentives related to our new China headquarters. In the first quarter of 2015, Venezuela announced a new foreign exchange mechanism.  For more information, see "–Liquidity and Capital Resources."

Provision for income taxes

Provision for income taxes decreased to $109.3 million in 2014 from $192.1 million in 2013. The effective tax rate increased to 36.6% in 2014 from 34.5% of pre-tax income in 2013. The increase in the effective tax rate in 2014 was due largely to the impact of the foreign currency charge relating to Venezuela, for which a deductible tax expense is not allowed until profit is realized in this market.

Net income

As a result of the foregoing factors, net income in 2014 decreased to $189.2 million, compared to $364.9 million in 2013.

2013 Compared to 2012

Overview

Revenue in 2013 increased 49% to $3.2 billion from $2.1 billion in 2012. This increase reflected growth in each of our regions with significant growth in Greater China, South Asia/Pacific, the Americas and South Korea. Sustained interest in our innovative product portfolio and our business opportunity continued to drive year-over-year growth in our Sales Leaders and Actives. In 2012, limited-time offers of ageLOC R2 and ageLOC Body Spa and related products in connection with a series of regional events generated approximately $116 million in our Greater China region and $68 million in our South Asia/Pacific region. In the second half of 2013, the successful limited-time offers of ageLOC TR90 generated approximately $550 million in revenue with over half of this volume coming from the Greater China region.

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

Revenue

Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2012	2013	Change

Mainland China	$256.8	$1,005.4	292%
Taiwan/Hong Kong	293.9	357.8	22%
Greater China total	$550.7	$1,363.2	148%

Foreign currency exchange rate fluctuations positively impacted revenue in the Greater China region by 5% in 2013.

Strong revenue and sales force growth in the Greater China region, including significant growth in Mainland China, was driven by continued interest in our business opportunity and our strong product portfolio, including successful limited-time offers of our ageLOC TR90. This limited-time offer generated approximately $327 million in revenue in the second half of 2013. Revenue for 2012 included approximately $116 million of limited-time offer revenue of our ageLOC R2 and our ageLOC Body Spa and related products, with most of the sales recorded in Hong Kong in connection with our Greater China regional convention.

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

Our rapid growth in Greater China put pressure on our supply chain and other systems and resources in this region, causing us to take measures to help alleviate this pressure, including staging the limited-time offer of ageLOC TR90 over several months in the Greater China region. We, along with our management team in the Greater China region, focused resources to successfully manage the expansion of our management team, labor force, sales force, manufacturing operations, systems, government relations efforts, retail stores and service centers.

North Asia. The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2012	2013	Change

South Korea	$296.0	$466.8	58%
Japan	489.3	402.6	(18%)
North Asia total	$785.3	$869.4	11%

Foreign currency fluctuations negatively impacted revenue 10% in this region compared to the prior-year period.

Local currency revenue in Japan increased 1% in 2013 compared to 2012. During 2013, the Japanese yen weakened against the U.S. dollar, negatively impacting our revenue in this market by 19% compared to 2012. Japan's 2013 revenue was positively impacted by the limited-time offer of our ageLOC TR90 in the second half of 2013, which generated approximately $34 million. Japan's revenue in 2012 included approximately $34 million from the regional limited-time offer of our ageLOC R2 and ageLOC Body Spa and related products. As a result of concerns from a regional Japanese regulatory authority in 2013, we implemented additional steps to further reinforce our distributor education, training and compliance efforts. These issues also led us to be cautious in our promotional activities. We believe these steps negatively impacted our revenue in this market during the latter-half of 2013, with local-currency revenue in Japan down 9% in the fourth quarter of 2013, compared to the same prior-year period. In 2013, Sale Leaders and Actives in Japan decreased 13% and 5%, respectively, compared to the prior year, reflecting challenges related to the difficult direct selling environment in Japan and our focus on distributor education, training and compliance.

Local currency growth of 53% in South Korea in 2013, compared to the prior year, reflected continued growth in Actives and Sales Leaders, interest generated by our ageLOC products and alignment with our product launch process. We introduced our ageLOC TR90 and related products in South Korea through a limited-time offer in the second half of 2013, which generated approximately $70 million. South Korea's revenue in 2012 included approximately $25 million from the regional limited-time offer of our ageLOC R2 and ageLOC Body Spa and related products. In 2013, our Sales Leaders and Actives in South Korea increased 46% and 40%, respectively, compared to the prior year, driven by strong interest in our innovative anti-aging portfolio and business opportunity.

Americas. The following table sets forth revenue for the Americas region (U.S. dollars in millions):

	2012	2013	Change

United States/Canada	$251.1	$311.1	24%
Latin America	34.2	59.0	73%
Americas total	$285.3	$370.1	30%

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

Foreign currency exchange rate fluctuations negatively impacted revenue in South Asia/Pacific by 3% in 2013, compared to the prior year. Strong growth in our revenue in this region reflected continued interest in our strong product portfolio, including a limited-time offer of ageLOC TR90, which generated approximately $64 million in revenue in the second half of 2013. In 2012, a regional limited-time offer generated approximately $68 million in revenue in the second and third quarters of 2012. Sales Leaders and Actives in the region increased 60% and 22% in 2013, compared to the prior year.

EMEA. The following table sets forth revenue for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2012	2013	Change

EMEA	$182.4	$195.0	7%

Foreign currency exchange rate fluctuations positively impacted revenue in the EMEA region by 3% in 2013 compared to the prior year. Local currency revenue growth of 4% in EMEA during 2013 reflected continued interest in our strong product portfolio, including our ageLOC products. We introduced ageLOC TR90 in the majority of our markets in the EMEA region through limited-time-offers in the second half of 2013. Our Sales Leaders in EMEA decreased by 1% and our Actives increased by 3% when compared to 2012.

Gross profit

Gross profit as a percentage of revenue in 2013 increased to 84.1% compared to 83.4% in 2012. This increase reflected strong gross margins on a consolidated basis for our ageLOC TR90 products. Similarly, revenue growth in Mainland China, where our gross margin on a consolidated basis benefits from our self-manufactured products, also continued to positively impact our gross profit as a percentage of revenue.

Selling expenses

Selling expenses as a percentage of revenue increased to 46.5% in 2013 compared to 43.7% in 2012. This increase was largely due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives in connection with our limited-time offers in the second half of 2013.

General and administrative expenses

Although our general and administrative expenses increased by $134.6 million compared to the prior-year, as we grew our operations to support the growth of our business, general and administrative expenses as a percentage of revenue decreased to 20.2% in 2013 from 23.7% in 2012. This improvement was due to our significant revenue growth, particularly from the large amount of limited-time-offer sales of ageLOC TR90.

Other income (expense), net

Other income (expense), net was $2.8 million of income in 2013 compared to $4.4 million of income in 2012. The decrease in income was due primarily to the impact of changes in foreign currency exchange rates.

Provision for income taxes

Provision for income taxes increased to $192.1 million in 2013 from $123.6 million in 2012. The effective tax rate decreased to 34.5% in 2013 from 35.8% of pre-tax income in 2012. The decrease in our effective tax rate was primarily due to a portion of our non-U.S. earnings being indefinitely reinvested outside the U.S. in connection with the build-out of our regional headquarters and other infrastructure in Mainland China.

Net income

As a result of the foregoing factors, net income in 2013 increased to $364.9 million, compared to $221.6 million in 2012.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment, and the development of operations in new markets. We have at times incurred long-term debt in order to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash flow from operations to fund operating activities. However, during 2014 we used $56.5 million in cash for operations, compared to generating $530.2 million in cash in 2013, due to three primary factors. First, we had a significant amount of accrued expenses at the end of December 2013, following record sales and a record number of sales representatives who qualified for incentive trips. The selling expenses and incentive trip expenses, although accrued in 2013, were paid in 2014. Second, we had significant amounts payable at the end of December 2013, as we built a large amount of inventory for planned product launches in 2014. Finally, the decrease in revenue due to disruption of our Mainland China business lowered our net income in 2014. As we worked through these issues, we generated positive cash flow from operations in the second half of 2014 of $128.4 million.

As of December 31, 2014, working capital was $416.3 million compared to $341.5 million as of December 31, 2013. Cash and cash equivalents, including current investments, at December 31, 2014 were $300.2 million compared to $547.1 million at December 31, 2013. The decrease in cash and cash equivalents reflects decreased income, and cash payments for inventory, accrued taxes and selling and other expenses.

Capital expenditures in 2014 totaled $101.5 million, and we anticipate capital expenditures of approximately $75 million for 2015. We expect that the capital expenditures in 2015 will be primarily related to:

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

On October 9, 2014, we entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, we drew the full amount of the term loan facilities in U.S. dollars and Japanese yen and $112.5 million of the revolving credit facility, which bear interest at variable rates, which were 2.9117%, 2.8243% and 2.9117% as of December 31, 2014, respectively. Half of the principal amount of the term loan facilities is payable in increasing quarterly installments over a five-year period, with the remainder payable at the end of the five-year term. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2014, we had debt pursuant to the Credit Agreement of $252.8 million, consisting of $125.9 million and 6.5 billion Japanese yen ($54.4 million) under the term loan facilities and $72.5 million under the revolving credit facility, less a debt discount of $5.5 million.

On October 10, 2014, in connection with our entrance into the Credit Agreement, we repaid debt that was outstanding under our credit agreements with Bank of America, N.A. and notes with Prudential Investment Management, Inc. and affiliates. We also paid a $7.4 million fee related to the prepayment of debt.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. In July 2013, our board of directors authorized a $400.0 million extension of our ongoing share repurchase authorization. During the year ended December 31, 2014, we repurchased approximately 0.8 million shares of Class A common stock under this program for $45.7 million. At December 31, 2014, $348.8 million was available for repurchases under the stock repurchase program.

Our board of directors declared cash dividends on our Class A common stock of $0.345 per share during each quarter of 2014. These quarterly cash dividends totaled approximately $81.4 million and were paid during 2014 to stockholders of record in 2014. The board of directors has approved an increased quarterly cash dividend of $0.35 per share of Class A common stock to be paid on March 18, 2015, to stockholders of record on February 27, 2015. Annually, this would increase the dividend to $1.40 from $1.38 in the prior year. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of December 31, 2014 and 2013, we held $288.4 million and $525.2 million, respectively, in cash and cash equivalents, including $195.7 million and $493.9 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, with the exception of cash in Venezuela which is subject to currency exchange restrictions by the government of Venezuela. Currency exchange restrictions in Venezuela require approval from the government's currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends to the United States. We have been unsuccessful in obtaining U.S. dollars at the official exchange rates and under alternative exchange mechanisms described below. As a result, these foreign exchange controls in Venezuela have limited our ability to repatriate earnings and settle our intercompany obligations, which has resulted in the accumulation of bolivar denominated cash and cash equivalents in Venezuela.

During the first quarter of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela. As of March 31, 2014, we determined it would be most appropriate to utilize the SICAD I rate, which was approximately 10.7 bolivars per U.S. dollar. As a result of this determination, we incurred a $14.7 million charge related to the translation of our monetary assets in Venezuela. During the second quarter, we determined that it would most appropriate to use the SICAD II rate, which is approximately 50 bolivars per U.S. dollar, as we had still not received any approvals under SICAD I. The remeasurement of our net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign exchange loss of $25.3 million during the three months ended June 30, 2014. As of December 31, 2014, cash and cash equivalents in Venezuela were $8.2 million. In the first quarter of 2015, a new foreign exchange mechanism ("SIMADI") was announced, which utilizes a variable exchange rate that was initially approximately 170 bolivars per U.S. dollar. We are evaluating this new mechanism and expect that, if we adopt the SIMADI rate, the estimated impact would be approximately $10 million as an expense in Other Income (Expense) for the first quarter of 2015, assuming a rate of 170 bolivars per U.S. dollar.

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We currently have in place an intercompany loan arrangement, which allows us to access a portion of available cash in Mainland China pending our repatriation of dividends. As of December 31, 2014, we had $45.3 million in cash denominated in Chinese RMB. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. In all but two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2014 (U.S. dollars in thousands):

	Total	2015	2016-2017	2018-2019	Thereafter

Long-term debt obligations(1)	$252,791	$82,770	$34,232	$135,789	$ ─
Interest payable	22,864	7,000	9,175	6,689	─
Operating lease obligations	106,904	29,382	46,376	30,468	678
Purchase obligations	219,262	175,643	29,297	8,647	5,675
Other long-term liabilities reflected on the balance sheet(2)	89,100	16,930	24,786	2,528	44,856
Total	$690,921	$311,725	$143,866	$184,121	$51,209

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $5.5 million.

(2)	The timing of the commitments in Other long-term liabilities reflected on the balance sheet is uncertain and represents management's best estimate.

Contingent Liabilities

We are currently involved in a dispute related to customs assessments by Yokohama Customs on several of our products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was approximately 4.5 billion Japanese yen as of December 31, 2014 (approximately $37.6 million), net of recovery of consumption taxes. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice pursuant to the transaction value method under the World Trade Organization Customs Valuation Agreement or whether it must use one of the alternative valuation methods provided in that agreement, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation. Following our review of the assessments and after consulting with our legal and customs advisors, we believe that use of the manufacturer's invoice is the appropriate valuation method and that the additional assessments are improper and are not supported by applicable customs laws because they are based on an alternative valuation method. We filed letters of protest with the applicable Customs authorities, which were rejected. We then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied our administrative appeal. We disagree with the Ministry of Finance's administrative decision. We are now pursuing the matter in Tokyo District Court, which is not required to give deference to the decision made by the Ministry of Finance and which we believe will provide a more independent determination of the matter. We currently anticipate the Tokyo District Court will close the proceedings and render a decision sometime this year. In addition, we are currently being required to post a bond or make a deposit to secure any additional duties that may be due and payable on current imports. Because we believe that the assessment of higher duties by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. If we are unsuccessful in recovering the amounts assessed and paid, we will record a non-cash expense for the full amount of the disputed assessments. We anticipate that additional disputed duties will be limited going forward as we purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

We are also currently being sued in a purported class action lawsuit and derivative claim relating to negative media and regulatory scrutiny regarding our business in Mainland China and the associated decline in our stock price. Beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. On April 10, 2014, the plaintiffs filed a stipulated motion requesting that the court consolidate the various purported class actions, appoint State-Boston Retirement System as lead plaintiff in the consolidated action and appoint the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action. On May 1, 2014, that stipulated motion was granted and on June 30, 2014, a consolidated class action complaint was filed. On August 29, 2014, we filed a motion to dismiss the case and on October 28, 2014, the plaintiffs filed their opposition to our motion to dismiss. A hearing on the motion to dismiss was held on February 18, 2015, and an order denying the motion was issued on February 26, 2015. The consolidated class action complaint purports to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt. The consolidated class action complaint alleges that, inter alia, we made materially false and misleading statements regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities. We believe that the claims asserted in the consolidated class action complaint are without merit and intend to vigorously defend ourselves.

In addition, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. On April 17, 2014, the plaintiffs filed a joint motion to consolidate the derivative actions, to appoint plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and to appoint the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action. On May 1, 2014, that joint motion was granted. On July 25, 2014, a consolidated derivative complaint was filed. On September 25, 2014, we filed a motion to dismiss or stay the case, and on November 25, 2014, the plaintiffs filed their opposition to our motion. Defendants filed a reply brief on January 6, 2015. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises.  The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund and Campbell. The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.

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

Although our product launch process may vary by market, we generally introduce new key products to our sales force and consumers in all markets where the products are registered, through limited-time offers. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons.

Actives and Sales Leaders

The following table provides information concerning the number of Actives and Sales Leaders as of the dates indicated. "Actives" are persons who have purchased products directly from the Company during the three months ended as of the date indicated. "Sales Leaders" are independent distributors, and sales employees, contractual sales promoters and independent marketers in China, who achieve certain qualification requirements.

	As of December 31, 2012		As of December 31, 2013		As of December 31, 2014
	Actives	Sales Leaders	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	216,000	18,527	490,000	61,546	393,000	24,537
North Asia	349,000	17,395	409,000	19,816	391,000	17,478
Americas	164,000	6,352	193,000	8,274	186,000	7,471
South Asia/Pacific	98,000	4,988	120,000	7,992	124,000	8,458
EMEA	119,000	4,528	123,000	4,489	114,000	4,065
Total	946,000	51,790	1,335,000	102,117	1,208,000	62,009

Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown as revised (U.S. dollars in millions, except per share amounts):

	2013				2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$541.3	$671.3	$908.3	$1,055.8	$671.1	$650.0	$638.8	$609.6
Gross profit	451.3	560.0	768.5	891.1	564.4	494.0	529.5	503.1
Operating income	82.6	114.6	168.3	188.6	101.2	54.7	105.0	91.3
Net income	54.3	74.4	110.9	125.3	54.9	19.5	68.3	46.5
Net income per share:
Basic	0.93	1.27	1.89	2.13	0.93	0.33	1.15	0.79
Diluted	0.90	1.22	1.80	2.02	0.90	0.32	1.12	0.77

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation a disposal now must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, a significant portion of which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our subsidiaries' primary markets is considered the functional currency with the exception of our subsidiaries in Singapore and Venezuela. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from Mainland China, South Korea and Japan, any weakening of these currencies negatively impacts reported revenue and profits, whereas a strengthening of these currencies positively impacts our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. During 2014, the strengthening of the U.S. dollar against other currencies significantly impacted our financial results.
Foreign exchange risk is managed in certain jurisdictions through the use of foreign currency debt. Included in the cumulative translation adjustment are $7.3 million of pretax net gains, $10.5 million of pretax net gains and $1.4 million of pretax net gains for the years ended December 31, 2012, 2013 and 2014, respectively, from Japanese yen borrowings.

Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of December 31, 2014, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.1 billion Japanese yen ($17.5 million as of December 31, 2014) and 4.0 million euros ($4.8 million as of December 31, 2014) to hedge forecasted foreign-currency-denominated intercompany transactions; and at December 31, 2013, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.5 billion Japanese yen ($23.7 million as of December 31, 2013) and 12 million euros ($16.5 million as of December 31, 2013).  Because of our foreign exchange contracts at December 31, 2014, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2013				2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Australia/New Zealand	1.0	1.0	1.1	1.1	1.1	1.1	1.1	1.2
Canada	1.0	1.0	1.0	1.0	1.1	1.1	1.1	1.1
Colombia	1,799.4	1,863.6	1,908.8	1,913.0	2,010.6	1,911.1	1,908.9	2,181.3
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
Indonesia	9,679	9,793	10,589	11,559	11,734	11,611	11,781	12,254
Japan	92.6	98.7	98.9	100.1	102.7	102.1	104.1	115.3
Mainland China	6.2	6.2	6.1	6.1	6.1	6.2	6.2	6.1
Malaysia	3.1	3.1	3.2	3.2	3.3	3.2	3.2	3.4
Philippines	40.7	41.9	43.7	43.6	44.9	44.1	43.7	44.8
Singapore	1.2	1.2	1.3	1.2	1.3	1.3	1.2	1.3
South Korea	1,086.2	1,122.7	1,108.4	1,063.6	1,070.0	1,029.3	1,027.7	1,087.4
Taiwan	29.5	29.9	29.9	29.6	30.3	30.1	30.1	30.9
Thailand	29.8	29.9	31.5	31.8	32.6	32.5	32.1	32.7
Venezuela	5.7	6.3	6.3	6.3	10.5	10.7	50.0	50.0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation – Currency Risk and Exchange Rate Information" and Note 17 to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements. Set forth below is the index to the Financial Statements included in this Item 8:

2.	Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2013	2014
ASSETS
Current assets
Cash and cash equivalents	$525,153	$288,415
Current investments	21,974	11,793
Accounts receivable	68,652	35,834
Inventories, net	339,669	338,491
Prepaid expenses and other	162,886	160,134
	1,118,334	834,667

Property and equipment, net	396,042	464,783
Goodwill	112,446	112,446
Other intangible assets, net	83,168	75,062
Other assets	111,072	127,476
Total assets	$1,821,062	$1,614,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$82,684	$34,712
Accrued expenses	626,284	300,847
Current portion of long-term debt	67,824	82,770
	776,792	418,329

Long-term debt	113,852	164,567
Other liabilities	71,799	89,100
Total liabilities	962,443	671,996

Commitments and contingencies (Notes 10 and 20)

Stockholders' equity
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	397,383	414,394
Treasury stock, at cost – 31.6 million shares	(826,904)	(862,608)
Accumulated other comprehensive loss	(46,228)	(51,521)
Retained earnings	1,334,277	1,442,082
	858,619	942,438
Total liabilities and stockholders' equity	$1,821,062	$1,614,434

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2012	2013	2014

Revenue	$2,132,257	$3,176,718	$2,569,495
Cost of sales	353,152	505,806	478,434

Gross profit	1,779,105	2,670,912	2,091,061

Operating expenses:
Selling expenses	932,812	1,476,772	1,116,572
General and administrative expenses	505,449	640,028	622,301

Total operating expenses	1,438,261	2,116,800	1,738,873

Operating income	340,844	554,112	352,188
Other income (expense), net (Note 23)	4,398	2,828	(53,681)

Income before provision for income taxes	345,242	556,940	298,507
Provision for income taxes	123,597	192,052	109,331

Net income	$221,645	$364,888	$189,176

Net income per share:
Basic	$3.66	$6.23	$3.20
Diluted	$3.52	$5.94	$3.11

Weighted-average common shares outstanding (000s):
Basic	60,600	58,606	59,073
Diluted	63,025	61,448	60,887

The accompanying notes are an integral part of these consolidated financial statements.

  NU SKIN ENTERPRISES, INC.
  Consolidated Statements of Comprehensive Income
  (U.S. dollars in thousands)

	Year Ended December 31,
	2012	2013	2014

Net income	$221,645	$364,888	$189,176

Other comprehensive income:
Foreign currency translation adjustment, net of taxes of $(3,949), $(650) and $420, respectively	7,843	6,251	(5,113)
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $(1,870), $(1,470) and $(869), respectively	3,299	2,650	1,578
Less: Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $222, $1,842 and $968, respectively	(399)	(3,307)	(1,758)
	10,743	5,594	(5,293)

Comprehensive income	$232,388	$370,482	$183,883

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders' Equity
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2012	$91	$292,240	$(522,162)	$(62,565)	$866,632	$574,236

Net income	—	—	—	—	221,645	221,645
Other comprehensive income, net of tax	—	—	—	10,743	—	10,743
Repurchase of Class A common stock (Note 11)	—	—	(201,471)	—	—	(201,471)
Exercise of employee stock options (0.8 million shares)/vesting of stock awards	—	(4,214)	8,780	—	—	4,566
Excess tax benefit from equity awards	—	7,909	—	—	—	7,909
Stock-based compensation	—	21,358	—	—	—	21,358
Cash dividends	—	—	—	—	(48,374)	(48,374)
Balance at December 31, 2012	91	317,293	(714,853)	(51,822)	1,039,903	590,612

Net income	—	—	—	—	364,888	364,888
Other comprehensive income, net of tax	—	—	—	5,594	—	5,594
Repurchase of Class A common stock (Note 11)	—	—	(140,865)	—	—	(140,865)
Exercise of employee stock options (2.2 million shares)/vesting of stock awards	—	5,556	28,814	—	—	34,370
Excess tax benefit from equity awards	—	41,914	—	—	—	41,914
Stock-based compensation	—	32,620	—	—	—	32,620
Cash dividends	—	—	—	—	(70,514)	(70,514)
Balance at December 31, 2013	91	397,383	(826,904)	(46,228)	1,334,277	858,619

Net income	—	—	—	—	189,176	189,176
Other comprehensive income, net of tax	—	—	—	(5,293)	—	(5,293)
Repurchase of Class A common stock (Note 11)	—	—	(45,724)	—	—	(45,724)
Exercise of employee stock options (0.8 million shares)/vesting of stock awards	—	(12,440)	10,020	—	—	(2,420)
Excess tax benefit from equity awards	—	11,947	—	—	—	11,947
Stock-based compensation	—	17,504	—	—	—	17,504
Cash dividends	—	—	—	—	(81,371)	(81,371)
Balance at December 31, 2014	$91	$414,394	$(862,608)	$(51,521)	$1,442,082	$942,438

The accompanying notes are an integral part of these consolidated finacial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income	$221,645	$364,888	$189,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,412	34,923	54,924
Foreign currency (gains)/losses	(3,874)	(1,077)	53,828
Stock-based compensation	21,358	32,620	17,504
Deferred taxes	4,692	(41,748)	10,399
Changes in operating assets and liabilities:
Accounts receivable	(7,884)	(34,304)	30,766
Inventories, net	(22,605)	(207,436)	(16,518)
Prepaid expenses and other	(2,358)	(23,317)	(25,167)
Other assets	(11,579)	(22,619)	(16,219)
Accounts payable	15,831	32,643	(45,953)
Accrued expenses	62,056	389,093	(309,180)
Other liabilities	282	6,510	(24)

Net cash provided by (used in) operating activities	310,976	530,176	(56,464)

Cash flows from investing activities:
Purchases of property and equipment	(96,645)	(185,103)	(101,476)
Proceeds on investment sales	20,086	13,075	27,328
Purchases of investments	(15,737)	(21,671)	(17,522)
Acquisition (Note 24)	(12,562)	-	-

Net cash used in investing activities	(104,858)	(193,699)	(91,670)

Cash flows from financing activities:
Payment of cash dividends	(48,374)	(70,514)	(81,371)
Repurchase of shares of common stock	(201,471)	(140,865)	(45,724)
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	4,565	34,370	(2,420)
Income tax benefit of equity awards	7,750	45,187	11,801
Payments on long-term debt	(28,279)	(37,903)	(333,803)
Payment of debt issuance costs	-	-	(5,739)
Proceeds from long-term debt	101,922	49,000	416,180

Net cash used in financing activities	(163,887)	(120,725)	(41,076)

Effect of exchange rate changes on cash	4,820	(10,624)	(47,528)

Net increase (decrease) in cash and cash equivalents	47,051	205,128	(236,738)

Cash and cash equivalents, beginning of period	272,974	320,025	525,153

Cash and cash equivalents, end of period	$320,025	$525,153	$288,415

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

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of standard cost or market, using a standard cost method which approximates the first-in, first-out method.  The Company had adjustments to its inventory carrying value totaling $5.9 million and $56.0 million as of December 31, 2013 and 2014, respectively.  During the second quarter of 2014, the Company made a determination to adjust its inventory carrying value. Heightened media and regulatory scrutiny in Mainland China in the first part of 2014, and the voluntary actions the Company took in response to such scrutiny, had a negative impact on the size of the Company's limited-time offer in June, which significantly reduced its expectations for plans to sell ageLOC TR90 in a limited-time offer later in 2014 or the beginning of 2015. This resulted in a $50 million write-down of estimated surplus inventory primarily in Mainland China.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2013	2014
Raw materials	$117,982	$101,479
Finished goods	221,687	237,012
	$339,669	$338,491

Adjustments to inventories consist of the following (U.S. dollars in millions):

	December 31,
	2012	2013	2014

Beginning balance, adjustments to inventory carrying value	$7.1	$5.5	$5.9
Additions	11.6	12.3	77.4
Write-offs	(13.2)	(11.9)	(27.3)
Ending balance, adjustments to inventory carrying value	$5.5	$5.9	$56.0

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is recorded using the straight-line method over the following estimated useful lives:

Buildings	20 - 39 years
Furniture and fixtures	5 - 7 years
Computers and equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Scanners	3 years
Vehicles	3 - 5 years

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

Revenue recognition

Revenue is recognized when products are shipped, which is when title and risk of loss pass to the purchaser of the products. A reserve for product returns is accrued based on historical experience totaling $11.0 million and $10.1 million as of December 31, 2013 and 2014, respectively. During the years ended December 31, 2012, 2013 and 2014, the Company recorded sales returns of $56.1 million, $79.4 million and $83.6 million, respectively. The Company generally requires cash or credit card payment at the point of sale.  Accounts receivable generally represents amounts due from credit card companies and are generally collected within a few days of the purchase. As such, the Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment of products and title passage to the purchaser of the products are recorded as deferred revenue. The Company's sales compensation plans generally do not provide rebates or selling discounts for purchasing its products and services.  The Company classifies selling discounts and rebates, if any, as a reduction of revenue at the time the sale is recorded.

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

Shipping and handling costs

Shipping and handling costs are recorded as cost of sales and are expensed as incurred.

Advertising expenses

Advertising costs are expensed as incurred.  Advertising expense incurred for the years ended December 31, 2012, 2013 and 2014 totaled $5.1 million, $11.3 million and $19.6 million, respectively.

Selling expenses

Selling expenses are the Company's most significant expense and are classified as operating expenses. Selling expenses include distributor commissions as well as wages, benefits, bonuses and other labor and unemployment expenses the Company pays to its sales force in Mainland China. In each of the Company's markets, except Mainland China, Sales Leaders can earn "multi-level" compensation under the Company's global sales compensation plan, including commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. The Company does not pay commissions on sales materials.

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

Research and development

Research and development costs are included in general and administrative expenses in the accompanying consolidated statements of income and are expensed as incurred and totaled $14.9 million, $18.0 million and $18.9 million in 2012, 2013 and 2014, respectively.

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

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2013, the Company entered into a closing agreement with the United States Internal Revenue Service (the "IRS") for all adjustments for the 2009 and 2010 tax years. As a result of entering into the closing agreement, the Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed except for 2011. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2010. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2015 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2009. However, statutes in certain countries may be as long as ten years for transfer pricing related issues. Along with the IRS examination of 2011, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2012	2013	2014

Gross balance at January 1	$7,387	$9,045	$7,484
Increases related to current year tax positions	2,430	1,188	2,700
Settlements	-	(1,671)	-
Decreases due to lapse of statutes of limitations	(854)	(1,086)	(4,106)
Currency adjustments	82	8	(91)
Gross balance at December 31	$9,045	$7,484	$5,987

At December 31, 2014, the Company had $6.0 million in unrecognized tax benefits of which $1.1 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2013, the Company had $7.5 million in unrecognized tax benefits of which $2.1 million, if recognized, would affect the effective tax rate.  The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $1 to $2 million.

During each of the years ended December 31, 2012, 2013 and 2014, the Company recognized $0.3 million, $(0.1) million and $0.4 million, respectively in interest and penalties expenses/(benefits).  The Company had $1.1 million, $0.9 million and $1.3 million of accrued interest and penalties related to uncertain tax positions at December 31, 2012, 2013 and 2014, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 11).

Foreign currency translation

A significant portion of the Company's business operations occur outside of the United States. The local currency of each of the Company's Subsidiaries is considered its functional currency, except for the Company's subsidiaries in Singapore and Venezuela where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders' equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders' equity in the consolidated balance sheets and transaction gains and losses are included in other income and expense in the consolidated financial statements. Net of tax, the accumulated other comprehensive income related to the foreign currency translation adjustments are $54.7 million (net of tax of $12.2 million), $47.6 million (net of tax of $10.4 million) and $52.6 million (net of tax of $10.8 million) at December 31, 2012, 2013 and 2014, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Classification of Venezuela as a Highly Inflationary Economy and Devaluation of Its Currency

The Company commenced operations in Venezuela in 2007, where it markets a variety of personal care and nutritional products.  Total assets in Venezuela as of December 31, 2013 and 2014 are $38.8 million and $14.6 million, of  which $34.0 million and $8.2 million are monetary assets in each year respectively. The Venezuela subsidiary also had a $37.9 million and $34.8 million intercompany balance to its parent company as of December 31, 2013 and 2014, with respect to charges for inventory, commissions, license fees and service fees. The Company imports all of its products into Venezuela from the United States. Venezuela represents a very small portion of the Company's overall business with sales during 2012, 2013 and 2014 representing approximately 0.7%, 1.1% and 1.0% of the Company's overall revenue, respectively.

Since November of 2009, Venezuela has been considered a highly inflationary economy. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100% or more over a three-year period as well as other qualitative factors including historic inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. The functional currency in highly inflationary economies is required to be the functional currency of the entity's parent company (which for our Venezuela subsidiary is the U.S. dollar), and transactions denominated in the local currency are remeasured to the functional currency. The remeasurement of bolivars into U.S. dollars creates foreign currency transaction gains or losses, which the Company includes in its consolidated statement of income.

The Venezuela subsidiary did not transition to highly inflationary status until the first quarter of 2014. As a result, the Company continued to account for the Venezuela subsidiary as a bolivar functional currency entity, rather than a U.S. dollar functional currency entity. In the first quarter of 2014, the Company began to account for this subsidiary as highly inflationary, and therefore changed the functional currency of the entity to the U.S. dollar. The consolidated statement of income for the year ended December 31, 2014, includes an out-of-period adjustment of $6.3 million to correct this error as it was not deemed to be material to the current or prior period financial statements.

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

During the first quarter of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela. As of March 31, 2014, the Company determined it would be most appropriate for it to utilize the SICAD I rate, which was approximately 10.7 bolivars per U.S. dollar. As a result of the adoption of this rate during the period ended March 31, 2014, the Company recorded a $14.7 million charge in Other Income (Expense) to reflect foreign currency transaction losses on its net monetary assets denominated in bolivar, which is reflected in the year ended December 31, 2014.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

As of June 30, 2014, the Company determined that it would be most appropriate for it to utilize the SICAD II rate, which was approximately 50 bolivars per U.S. dollar, as the Company had not been successful in getting approval under SICAD I and believed the SICAD II rate better reflects the rate at which the Company will be able to convert bolivars to U.S. dollars. As a result of the adoption of this rate during the three months ended June 30, 2014, the Company recorded an additional $25.3 million charge in Other Income (Expense) to reflect additional foreign currency translation losses on its net monetary assets denominated in bolivar, which is reflected in the year ended December 31, 2014.

In the first quarter of 2015, a new foreign exchange mechanism ("SIMADI") was announced, which utilizes a variable exchange rate that was initially approximately 170 bolivars per U.S. dollar.

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments.  The Company's current investments as of December 31, 2014 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2013 and 2014, the long-term debt fair value is $188.3 million and $252.8 million, respectively. The estimated fair value of the Company's debt is based on interest rates available for debt with similar terms and remaining maturities.  The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

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

Accounting standards permit companies, at their option, to measure many financial instruments and certain other items at fair value. The Company has elected not to apply the fair value option to existing eligible items.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Stock-based compensation

All share-based payments, including grants of stock options and restricted stock units, are required to be recognized in our financial statements based upon their respective grant date fair values. The Black-Scholes option-pricing model is used to estimate the fair value of stock options. The determination of the fair value of stock options is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use historical volatility as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The fair value of our restricted stock units is based on the closing market price of our stock on the date of grant less our expected dividend yield. We recognize stock-based compensation net of any estimated forfeitures over the requisite service period of the award.

The total compensation expense related to equity compensation plans was $21.4 million, $32.6 million and $17.5 million for the years ended December 31, 2012, 2013 and 2014. For the years ended December 31, 2012, 2013 and 2014, all stock-based compensation expense was recorded within general and administrative expenses.

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

Portions of the Company's Japanese yen borrowings prior to its October 2014 refinancing were designated, and were effective as, economic hedges of the net investment in its foreign operations. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments were included in foreign currency translation adjustments within other comprehensive income. Included in the cumulative translation adjustment are $7.3 million of pretax net gains, $10.5 million of pretax net losses and $1.4 million of pretax net gains for the years ended December 31, 2012, 2013 and 2014, respectively, from Japanese yen borrowings.

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

3.  Prepaid Expenses and Other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2013	2014

Deferred tax assets	$73,456	$40,840
Intercompany deferred charges	15,108	26,776
Prepaid income taxes	-	37,113
Prepaid inventory and import costs	43,755	21,060
Prepaid rent, insurance and other occupancy costs	11,486	10,400
Prepaid promotion and event cost	6,030	4,275
Prepaid other taxes	3,340	3,037
Forward contracts	1,939	1,661
Deposits	1,081	1,244
Other	6,691	13,728
	$162,886	$160,134

4.  Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2013	2014

Land	$34,442	$34,087
Buildings	156,734	230,934
Construction in progress	78,556	63,941
Furniture and fixtures	56,160	61,643
Computers and equipment	115,551	118,248
Leasehold improvements	87,635	110,539
Scanners	18,408	14,594
Vehicles	2,226	2,725
	549,712	636,711
Less: accumulated depreciation	(153,670)	(171,928)
	$396,042	$464,783

Depreciation of property and equipment totaled $25.5 million, $27.1 million and $46.5 million for the years ended December 31, 2012, 2013 and 2014.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2013	2014

Goodwill	$112,446	$112,446
Trademarks and trade names	24,599	24,599
	$137,045	$137,045

	December 31, 2013		December 31, 2014
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$46,482	$27,533	$46,482	$30,557	18 years
Developed technology	22,500	15,909	22,500	16,734	20 years
Distributor network	11,598	10,093	11,598	10,594	15 years
Trademarks	14,086	11,660	14,404	12,461	15 years
Other	53,540	24,442	45,006	19,181	8 years
	$148,206	$89,637	$139,990	$89,527	15 years

Amortization of finite-life intangible assets totaled $7.9 million, $7.8 million and $8.4 million for the years ended December 31, 2012, 2013 and 2014, respectively.  Annual estimated amortization expense is expected to approximate $8.0 million for each of the five succeeding fiscal years.

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

6.  Other Assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2013	2014

Deferred taxes	$5,174	$15,128
Deposits for noncancelable operating leases	24,406	29,957
Deposit for customs assessment (Note 20)	40,181	31,825
Cash surrender value for life insurance policies	23,172	26,280
Other	18,139	24,286
	$111,072	$127,476

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7.  Accrued Expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2013	2014

Accrued sales force commissions and other payments	$330,870	$167,914
Accrued income taxes	46,006	-
Accrued other taxes	63,823	32,246
Accrued payroll and other employee expenses	68,695	29,220
Accrued payable to vendors	42,447	28,341
Accrued royalties	17,673	10,475
Sales return reserve	10,734	10,118
Deferred revenue	13,596	6,160
Other	32,440	16,373
	$626,284	$300,847

8.  Other Liabilities

Other liabilities consist of the following (U.S. dollars in thousands):

	December 31,
	2013	2014

Deferred tax liabilities	$13,952	$16,017
Reserve for other tax liabilities	8,786	7,324
Reserve for customs assessment	9,810	4,727
Liability for deferred compensation plan	28,544	32,398
Pension plan benefits reserve	6,176	5,844
Build to suit – financing obligation	-	10,421
Deferred rent and deferred tenant incentives	-	7,102
Asset retirement obligation	4,090	4,611
Other	441	656
	$71,799	$89,100

9.  Long Term Debt

On October 9, 2014, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities and as of December 31, 2014, the Company has drawn $72.5 million of the revolving credit facility. Any additional amounts drawn under the revolving credit facility will bear interest at rates that will be determined in accordance with the Credit Agreement. The Credit Agreement requires that the Company maintains a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. The Company believes these covenants provide it with greater flexibility to pay dividends and repurchase stock. The Company is in compliance with its debt covenants.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company's debt facilities as of December 31, 2014. The Company's book value for both the individual and consolidated debt included in the table approximates fair value. The estimated fair value of its debt is based on interest rates available for debt with similar terms and remaining maturities. The Company has classified these instruments as Level 2 in the fair value hierarchy.

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2014(1)(2)	Interest Rate	Repayment terms

Credit Agreement term loan facility:

U.S. dollar denominated:	$127.5 million	$125.9 million	Variable 30 day: 2.9117%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	6.5 billion yen ($54.4 million as of December 31, 2014)	Variable 30 day: 2.8243%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:

		$72.5 million	Variable 30 day: 2.9117%	Revolving line of credit expires October 2019.

Korean subsidiary loan:	$20.0 million	─	2.5%	Paid in full.

(1)	As of December 31, 2014, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $79.7 million of the balance of its U.S. dollar denominated debt under the Credit Agreement facility and $3.1 million of the balance of its Japanese yen-denominated debt under the Credit Agreement facility. The Company has classified the amounts borrowed under the revolving line of credit as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $5.5 million, which is not reflected in this table.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

As of December 31, 2013, the Company had debt pursuant to various credit facilities and other borrowings. The following table summarizes the Company's debt facilities as of December 31, 2013. The Company's book value for both the individual and consolidated debt included in the table approximates fair value. The estimated fair value of its debt is based on interest rates available for debt with similar terms and remaining maturities. The Company has classified these instruments as Level 2 in the fair value hierarchy.

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2013	Interest Rate	Repayment terms

Multi-currency uncommitted shelf facility:

U.S. dollar denominated:	$40.0 million	$17.1 million	6.2%	Paid in full on October 10, 2014.

	$20.0 million	$11.4 million	6.2%	Paid in full on October 10, 2014.

Japanese yen denominated:	3.1 billion yen	0.4 billion yen ($4.1 million as of December 31, 2013)	1.7%	Paid in full on October 10, 2014.

	2.3 billion yen	1.3 billion yen ($12.3 million as of December 31, 2013)	2.6%	Paid in full on October 10, 2014.

	2.2 billion yen	1.2 billion yen ($11.8 million as of December 31, 2013)	3.3%	Paid in full on October 10, 2014.

	8.0 billion yen	8.0 billion yen ($75.8 million as of December 31, 2013)	1.7%	Paid in full on October 10, 2014.

Revolving credit facilities

2010		$35.0 million	Variable 30 day: 0.670%	Revolving line of credit paid in full prior to August 8, 2014.

2013		$14.0 million	Variable 30 day: 0.5933%	Revolving line of credit paid in full on October 10, 2014.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Interest expense relating to debt totaled $5.2 million, $3.0 million and $5.7 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Maturities of all long-term debt at December 31, 2014, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2015	$82,770
2016	14,834
2017	19,398
2018	23,963
2019	111,826
Thereafter	-
Total (1)	$252,791

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $5.5 million, which is not reflected in this table.

10.  Lease and Financing Obligations

In 2014, the Company's subsidiary in South Korea entered into a lease agreement (the "Lease") with a third-party landlord for a new regional headquarters. As part of the Lease, the landlord agreed to renovate an existing building (the "Existing Building") and construct a new building (the "New Building") adjacent to the Existing Building. The Lease provides that when such renovations and construction are completed, the Company and the landlord will enter into a new lease agreement (the "New Lease") for the Existing Building and the New Building.
The Company accounts for its lease of the Existing Building as an operating lease, and it expects to continue doing so under the New Lease. As an inducement to enter into the Lease, the landlord agreed to make certain improvements on behalf of the Company to the Existing Building. The improvements have been accounted for by the Company as a tenant incentive.
The Company has concluded that it is the deemed owner (for accounting purposes only) of the New Building during the construction period under build-to-suit lease accounting. Construction of the New Building began in June 2014. Since construction began, the Company has recorded estimated project construction costs as a construction in progress asset in "Property and equipment, net" and a corresponding long-term liability in "Other liabilities," respectively, in its consolidated balance sheets. The Company will continue to increase the asset and corresponding long-term liability as additional building costs are incurred by the landlord during the construction period. In addition, the amounts that the Company has paid or incurred for normal tenant improvements have also been recorded to the construction-in-progress asset.
Construction of the New Building is expected to be completed in June 2015. Once the landlord completes the construction of the New Building, the Company will evaluate whether the New Lease of the New Building meets the criteria for "sale-leaseback" accounting treatment under U.S. GAAP. If the New Lease of the New Building meets the "sale-leaseback" criteria, the Company will remove the asset and the related liability from its consolidated balance sheets and classify and account for the New Lease of the New Building as either an operating or capital lease. However, the Company currently expects that upon completion of construction, the New Lease of the New Building will not meet the "sale-leaseback" criteria.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

If the New Lease of the New Building does not meet "sale-leaseback" criteria, the asset and obligation recognized during construction will remain recorded in the Company's consolidated balance sheets. The Company will account for the New Lease of the New Building as a financing with the associated lease payments allocated between the New Building and the underlying parcel of land on a relative fair value basis. Rent expense attributed to the underlying parcel of land, and representing the imputed cost to lease the land, will be accounted for on a straight-line basis as the land element will be considered an operating lease. Although the Company will not begin making lease payments pursuant to the New Lease until the renovations to the Existing Building and construction of the New Building are completed, the portion of the lease obligation attributed to the underlying parcel of land will be deemed to have commenced on the date construction of the New Building began.
Lease payments attributed to the New Building will be allocated between principal and interest expense using the effective interest method. The principal portion of the lease payment attributed to the New Building is reflected as a principal reduction of the financing obligation. In addition, the asset, which represents the total estimated cost of construction of the New Building at the end of the construction period, will be depreciated over the initial term of the New Lease to its expected residual value. At the conclusion of the New Lease, the Company will de-recognize both the net book value of the asset and the unamortized portion of the financing obligation. The amount of asset depreciation and financing obligation amortization is structured at the outset such that the remaining residual book value of the asset is always equal to or less than the remaining financing obligation at the end of the lease term. If the remaining financing obligation is greater than the residual book value of the asset at the end of the lease term, the Company will recognize a gain at the end of the lease term. The Company currently does not expect to recognize a gain at the conclusion of the New Lease.
At December 31, 2014, the Company had recognized $13.1 million in estimated project costs associated with the construction of the New Building as part of construction-in-progress and a financing obligation in the amount of $10.4 million, net of a $2.7 million deposit paid directly to the landlord, as part of Other liabilities in its consolidated balance sheets. The Company expects to recognize an additional $8.6 million in project costs associated with the construction of the New Building and an additional financing obligation of $1.3 million, net of $7.3 million in deposits to be paid directly to the landlord.
The Company had also recognized a $6.4 million tenant incentive asset and deferred tenant incentive liability associated with the Existing Building at December 31, 2014.
In addition to the lease arrangements described above, the Company leases office space and computer hardware under noncancelable long-term operating leases. Most leases include renewal options of at least three years.
Minimum future operating leases and financing obligations at December 31, 2014 are as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases	Financing Obligations

2015	$29,382	$386
2016	24,980	673
2017	21,396	693
2018	18,285	714
2019	12,183	735
Thereafter	678	4,382
Total minimum lease payments	$106,904	$7,583

Rent expense for operating leases totaled $27.7 million, $34.6 million and $52.3 million for the years ended December 31, 2012, 2013 and 2014, respectively. Interest expense associated with the financing obligations was nil for the years ended December 31, 2012, 2013 and 2014.

11.  Capital Stock

The Company's authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share, and 100 million shares of Class B common stock, par value $.001 per share.  The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company's stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company's Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder.  All outstanding Class B shares have been converted to Class A shares.  As of December 31, 2013 and 2014, there were no preferred or Class B common shares outstanding.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2012	2013	2014

Basic weighted-average common shares outstanding	60,600	58,606	59,073
Effect of dilutive securities:
Stock awards and options	2,425	2,842	1,814
Diluted weighted-average common shares outstanding	63,025	61,448	60,887

For the years ended December 31, 2012, 2013 and 2014, other stock options totaling 0.1 million, 1.2 million and 2.7 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Repurchases of common stock

The board of directors has approved a stock repurchase program authorizing the Company to repurchase the Company's outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from the Company's equity incentive plans and for strategic initiatives. During the years ended December 31, 2012, 2013 and 2014, the Company repurchased 4.6 million, 1.7 million and 0.8 million shares of Class A common stock for an aggregate price of $201.5 million, $140.9 million and $45.7 million, respectively. In May 2012 and July 2013, the Company's board of directors authorized an increase of $250.0 million and $400.0 million, respectively, in the amount available under the Company's ongoing stock repurchase program. At December 31, 2014, $348.8 million was available for repurchases under the stock repurchase program.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.  Stock–Based Compensation

At December 31, 2014, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

In April 2010, the Company's Board of Directors approved the Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (the "2010 Omnibus Incentive Plan"). This plan was approved by the Company's stockholders at the Company's 2010 Annual Meeting of Stockholders held in May of 2010. The 2010 Omnibus Incentive Plan provides for granting of a variety of equity based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share based awards, performance cash, performance shares and performance units to executives, other employees, independent consultants and directors of the Company and its subsidiaries. Options granted under the 2010 Omnibus Incentive Plan are generally non-qualified stock options, but the 2010 Omnibus Incentive Plan permits some stock options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company's common stock on the stock option grant date.  The contractual term of a stock option granted under the 2010 Omnibus Incentive Plan is seven years.  Currently, all shares issued upon the exercise of stock options are from the Company's treasury shares.  Subject to certain adjustments,  7.0 million shares,were authorized for issuance under the 2010 Omnibus Incentive Plan. On June 3, 2013, the Company's stockholders approved an Amended and Restated 2010 Omnibus Incentive Plan which among other things increased the number of shares available for awards by 3.2 million shares.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company has also issued other performance based awards to a limited number of participants that similarly vest, or become eligible for vesting, upon achievement of various performance targets.

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2012	2013	2014

Weighted average grant date fair value of grants	$13.31	$22.10	$23.01
Risk-free interest rate(1)	0.8%	1.4%	1.7%
Dividend yield(2)	2.7%	3.1%	1.9%
Expected volatility(3)	46.8%	41.7%	45.4%
Expected life in months(4)	58 months	62 months	62 months

(1)	The risk-free interest rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.

(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.

(3)	Expected volatility is based on the historical volatility of the Company's stock price, over a period similar to the expected life of the option.

(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

Options under the plans as of December 31, 2014 and changes during the year ended December 31, 2014 were as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options activity – service based
Outstanding at December 31, 2013	2,159.8	$26.01
Granted	90.6	65.43
Exercised	(326.2)	18.83
Forfeited/cancelled/expired	-	-
Outstanding at December 31, 2014	1,924.2	29.08	2.31	$39,897
Exercisable at December 31, 2014	1,618.5	21.22	1.70	39,310

Options activity – performance based
Outstanding at December 31, 2013	4,483.1	$57.25
Granted	68.8	65.70
Exercised	(425.0)	22.42
Forfeited/cancelled/expired	(88.6)	78.10
Outstanding at December 31, 2014	4,038.3	60.61	4.60	$18,790
Exercisable at December 31, 2014	1,459.2	31.21	2.92	18,680

Options activity – all options
Outstanding at December 31, 2013	6,642.9	$47.10
Granted	159.4	65.55
Exercised	(751.2)	20.86
Forfeited/cancelled/expired	(88.6)	78.10
Outstanding at December 31, 2014	5,962.5	50.43	3.86	$58,657
Exercisable at December 31, 2014	3,077.7	25.95	2.28	57,989

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount varies based on the fair market value of the Company's stock. The total fair value of options vested and expensed was $4.2 million, net of tax, for the year ended December 31, 2014.

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2012, 2013 and 2014, were as follows (in millions):

	December 31,
	2012	2013	2014

Cash proceeds from stock options exercised	$8.0	$37.9	$11.1
Tax benefit realized for stock options exercised	6.3	41.9	11.9
Intrinsic value of stock options exercised	10.6	241.7	17.2

Nonvested restricted stock awards as of December 31, 2014 and changes during the year ended December 31, 2014 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value

Nonvested at December 31, 2013	729.6	$42.48

Granted	289.9	82.66
Vested	(325.8)	40.74
Forfeited	(19.9)	58.55

Nonvested at December 31, 2014	673.8	60.14

The Company recognizes stock-based compensation on a straight-line basis, except for performance based awards for which expense is recognized using a graded-attribution method if the results are materially different than the straight-line method. As of December 31, 2014, there was $19.9 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.7 years. As of December 31, 2014, there was $16.9 million of unrecognized stock-based compensation expense related to nonvested stock option awards.  That cost is expected to be recognized over a weighted-average period of 4.0 years.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

13.  Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2014 (U.S. dollars in thousands):

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$61,136	$-	$-	$61,136
Forward contracts	-	1,939	-	1,939
Life insurance contracts	-	-	23,172	23,172
Total	$61,136	$1,939	$23,172	$86,247

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$86,574	$-	$-	$86,574
Forward contracts	-	1,661	-	1,661
Life insurance contracts	-	-	26,280	26,280
Total	$86,574	$1,661	$26,280	$114,515

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1. Current investments include $22.0 million and $11.8 million as of December 31, 2013 and 2014, respectively, that is restricted for the Company's voluntary participation in a consumer protection cooperative in South Korea.

Forward contracts:  To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and practical. These forward contracts are valued using standard valuation formulas with assumptions about foreign currency exchange rates derived from existing exchange rates as discussed in Note 17 "Derivative Financial Instruments".

Life insurance contracts: ASC 820 preserves practicability exceptions to fair value measurements provided by other applicable GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its life insurance contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust as disclosed in Note 16 "Executive Deferred Compensation Plan".

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts	2013	2014

Beginning balance at January 1	$18,605	$$23,172
Actual return on plan assets:
Relating to assets still held at the reporting date	2,568	1,249
Purchases and issuances	3,408	2,798
Sales and settlements	(1,409)	(939)
Transfers into Level 3	-	-
Ending balance at December 31	$23,172	$26,280

14.  Income Taxes

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2012, 2013 and 2014 (U.S. dollars in thousands):

	2012	2013	2014

U.S.	$259,309	$307,994	$184,476
Foreign	85,933	248,946	114,031
Total	$345,242	$556,940	$298,507

The provision for current and deferred taxes for the years ended December 31, 2012, 2013 and 2014 consists of the following (U.S. dollars in thousands):

	2012	2013	2014
Current
Federal	$70,727	$81,871	$37,402
State	2,425	361	2,095
Foreign	45,851	148,310	48,904
	119,003	230,542	88,401
Deferred
Federal	12,918	(2,831)	(380)
State	656	551	444
Foreign	(8,980)	(36,210)	20,866
	4,594	(38,490)	20,930
Provision for income taxes	$123,597	$192,052	$109,331

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2013	2014
Deferred tax assets:
Inventory differences	$2,927	$12,362
Foreign tax credit and other foreign benefits	120,534	116,603
Stock-based compensation	18,132	17,211
Accrued expenses not deductible until paid	88,465	48,189
Foreign currency exchange	13,734	10,774
Net operating losses	10,808	17,530
Capitalized research and development	6,202	3,362
Exchange gains and losses	-	41,542
Other	739	841
Gross deferred tax assets	261,541	268,414
Deferred tax liabilities:
Exchange gains and losses	9,924	-
Intangibles step-up	16,375	15,106
Overhead allocation to inventory	2,523	10,781
Amortization of intangibles	17,360	18,374
Foreign outside basis in controlled foreign corporation	76,470	100,016
Other	63,409	48,187
Gross deferred tax liabilities	186,061	192,464
Valuation allowance	(10,803)	(35,999)
Deferred taxes, net	$64,677	$39,951

At December 31, 2014, the Company had foreign operating loss carryforwards of $74.2 million for tax purposes, which will be available to offset future taxable income.  If not used, $49.6 million of carryforwards will expire between 2015 and 2024, while $24.6 million do not expire. A valuation allowance has been placed on foreign operating loss carryforwards of $31.0 million.

The valuation allowance primarily represents amounts for foreign operating loss carryforwards and unrealized foreign exchange losses for which it is more likely than not some portion or all of the deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income, tax planning strategies and recent financial operations. When the Company determines that there is sufficient taxable income to utilize the net operating losses, the valuation will be released which would reduce the provision for income taxes.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2013	2014

Net current deferred tax assets	$73,456	$40,840
Net noncurrent deferred tax assets	5,174	15,128
Total net deferred tax assets	78,630	55,968

Net current deferred tax liabilities	1	-
Net noncurrent deferred tax liabilities	13,952	16,017
Total net deferred tax liabilities	13,953	16,017
Deferred taxes, net	$64,677	$39,951

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2012, 2013 and 2014 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2012	2013	2014

Income taxes at statutory rate	35.00%	35.00%	35.00%
Indefinitely invested earnings of non-U.S. subsidiaries	–	(0.76)	–
Non-deductible expenses	0.12	0.12	0.12
Controlled foreign corporation losses	–	–	1.48
Other	0.68	0.12	0.03
	35.80%	34.48%	36.63%

The lower effective tax rate in 2013 compared to 2012 and 2014 was primarily attributable to indefinitely invested earnings of non-U.S. Subsidiaries. The effective tax rate in 2014 was also impacted by the foreign currency charge relating to Venezuela, for which a valuation allowance was recognized, offset by the re-measurement of Venezuela's books due to the highly inflationary accounting treatment under U.S. GAAP.

The cumulative amount of undistributed earnings of the Company's non-U.S. Subsidiaries held for indefinite reinvestment is approximately $50.0 million at December 31, 2013 and 2014. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $5.3 million.

15.  Employee Benefit Plan

The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2012, 2013, and 2014 the Company matched employees' base pay up to 4% each year.  The Company's matching contributions cliff vest after two years of service. The Company recorded compensation expense of $2.4 million, $2.7 million and $2.7 million for the years ended December 31, 2012, 2013 and 2014, respectively, related to its contributions to the plan. The Company may make additional discretionary contributions to the plan of up to 10% of employees' base pay. The Company's discretionary contributions vest 20% per year for an employee's first five years of service.  For the years ended December 31, 2012 and 2013, the Company made additional discretionary contributions of $3.5 million and $6.2 million.  For the year ended December 31, 2014, the Company did not make an additional discretionary contribution.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $7.6 million, $6.2 million and $5.8 million as of December 31, 2012, 2013 and 2014, respectively. Although Nu Skin Japan has not specifically funded this obligation, as it is not required to do so, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $1.1 million, $0.8 million and $0.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

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

The Company recorded compensation expense of $1.2 million, $3.1 million and $0.3 million for the years ended December 31, 2012, 2013 and 2014, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $28.5 million and $32.4 million for the years ended December 31, 2013 and 2014, respectively, related to its contributions to the plan and is included in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a "rabbi trust" for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company's consolidated balance sheet of $23.2 million and $26.3 million for the years ended December 31, 2013 and 2014, respectively.

17.  Derivative Financial Instruments

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 2.1 billion Japanese yen and 4.0 million euros ($17.5 million and $4.8 million, respectively) as of December 31, 2014 and 2.5 billion Japanese yen and 12.0 million euros ($23.7 million and $16.5 million, respectively) as of December 31, 2013 to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were $1.9 million and $1.7 million as of December 31, 2013 and 2014, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The contracts held at December 31, 2014 have maturities through September 2015, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months.  The pre-tax net losses/gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive loss to revenue were $0.5 million of pre-tax net gains, $5.1 million of pre-tax net gains and $2.7 million of pre-tax net losses for the years ended December 31, 2012, 2013 and 2014, respectively. The corresponding tax effects of these transactions were recorded in provision for income tax expense.  As of December 31, 2013 and 2014, there were $1.3 million and $1.1 million of unrealized gains included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $47.5 million and $52.6 million as of December 31, 2013 and 2014, respectively, in accumulated other comprehensive income are related to cumulative translation adjustments.

18.  Supplemental Cash Flow Information

Cash paid for interest totaled $5.1 million, $4.8 million and $5.3 million for the years ended December 31, 2012, 2013 and 2014, respectively. Cash paid for income taxes totaled $95.2 million, $130.1 million and $171.4 million for the years ended December 31, 2012, 2013 and 2014, respectively. There was a non-cash item for the year ended December 31, 2012 of $7.0 million in deferred tax liabilities and intangibles in conjunction with the NOX Technologies, Inc. acquisition. For the years ended December 31, 2012 and 2013, there were non-cash additions of fixed assets of $5.5 million and $9.2 million, respectively, associated with the construction of the Company's worldwide headquarters.

For the year ended December 31, 2014, the Company had non-cash charges associated with the accounting of its Nu Skin Korea building lease increasing both fixed assets by $19.4 million and long-term liabilities by $16.7 million, and decreasing long-term assets by $2.7 million.

19.  Segment Information

The Company operates in a single operating segment by selling products through a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China, the Company utilizes sales employees, contractual sales promoters, independent direct sellers and independent marketers to distribute its products. Contractual sales promoters sell products in similar fashion to the Company's sales employees, but act as independent agents, to sell products through its retail stores and website. Independent direct sellers can sell away from the Company's stores where the Company has obtained a direct selling license to do so. Independent marketers are licensed business owners who are authorized to sell the Company's products either at their own approved premises or through the Company's stores. Selling expenses are the Company's largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its sales force in Mainland China. The Company manages its business primarily by managing its sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does report revenue in five geographic regions: Greater China, North Asia, Americas, South Asia/Pacific and EMEA.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2012	2013	2014

Greater China	$550,690	$1,363,182	$948,523
North Asia	785,302	869,400	782,985
Americas	285,283	370,087	329,027
South Asia/Pacific	328,597	378,988	328,388
EMEA	182,385	195,061	180,572
Total	$2,132,257	$3,176,718	$2,569,495

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2012	2013	2014

Nu Skin	$1,158,213	$1,641,618	$1,562,595
Pharmanex	966,572	1,529,211	1,000,279
Other	7,472	5,889	6,621
Total	$2,132,257	$3,176,718	$2,569,495

Additional information as to the Company's operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2012	2013	2014

Japan	$489,302	$402,580	$315,265
Mainland China	256,833	1,005,395	675,082
South Korea	296,000	466,820	467,720
United States	227,872	268,232	230,767

	December 31,
Long-lived assets:	2013	2014

Japan	$9,970	$13,768
Mainland China	82,726	103,445
South Korea	14,345	46,626
United States	273,388	287,103

20.  Commitments and Contingencies

The Company is subject to government regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company's direct selling system. The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company's sales force is not in compliance with existing statutes, laws, rules or regulations could have a material adverse effect on the Company's operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance in all material respects with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company's financial position or results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters. Except as noted below, in the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

The Company is currently involved in a dispute related to customs assessments by Yokohama Customs on several of the Company's products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest. Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was approximately 4.5 billion Japanese yen as of December 31, 2014 (approximately $37.6 million), net of recovery of consumption taxes. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice pursuant to the transaction value method under the World Trade Organization Customs Valuation Agreement or whether it must use one of the alternative valuation methods provided in that agreement, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation. Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that use of the manufacturer's invoice is the appropriate valuation method and that the additional assessments are improper and are not supported by applicable customs laws because they are based on an alternative valuation method. The Company filed letters of protest with the applicable Customs authorities, which were rejected. The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal. The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which is not required to give deference to the decision made by the Ministry of Finance and which the Company believes will provide a more independent determination of the matter. We currently anticipate the Tokyo District Court will close the proceedings and render a decision sometime this year. In addition, the Company is currently being required to post a bond or make a deposit to secure any additional duties that may be due and payable on current imports. Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be limited going forward as the Company purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company is also currently being sued in a purported class action lawsuit and derivative claim relating to negative media and regulatory scrutiny regarding the Company's business in Mainland China and the associated decline in the Company's stock price. Beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. On April 10, 2014, the plaintiffs filed a stipulated motion requesting that the court consolidate the various purported class actions, appoint State-Boston Retirement System as lead plaintiff in the consolidated action and appoint the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action. On May 1, 2014, that stipulated motion was granted and on June 30, 2014, a consolidated class action complaint was filed. On August 29, 2014, the Company filed a motion to dismiss the case and on October 28, 2014, the plaintiffs filed their opposition to the Company's motion to dismiss. A hearing on the motion to dismiss was held on February 18, 2015, and an order denying the motion was issued on February 26, 2015. The consolidated class action complaint purports to assert claims on behalf of certain of the Company's stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt. The consolidated class action complaint alleges that, inter alia, the Company made materially false and misleading statements regarding its sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities. The Company believes that the claims asserted in the consolidated class action complaint are without merit and intends to vigorously defend itself.

In addition, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. On April 17, 2014, the plaintiffs filed a joint motion to consolidate the derivative actions, to appoint plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and to appoint the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action. On May 1, 2014, that joint motion was granted. On July 25, 2014, a consolidated derivative complaint was filed. On September 25, 2014, we filed a motion to dismiss or stay the case, and on November 25, 2014, the plaintiffs filed their opposition to our motion. Defendants filed a reply brief on January 6, 2015. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises.  The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund and Campbell. The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding their sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.

The purported class action lawsuit and derivative claim, or others filed alleging similar facts, could result in monetary or other penalties that may affect the Company's operating results and financial condition.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

21.  Dividends per Share

Quarterly cash dividends for the years ended December 31, 2013 and 2014 totaled $70.5 million and $81.4 million or $0.30 per share in all quarters of 2013 and $0.345 for all quarters of 2014. The board of directors has declared a quarterly cash dividend of $0.35 per share for all classes of common stock to be paid on March 18, 2015 to stockholders of record on February 27, 2015.

22.  Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown as revised (U.S. dollars in millions, except per share amounts):

	2013				2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$541.3	$671.3	$908.3	$1,055.8	$671.1	$650.0	$638.8	$609.6
Gross profit	451.3	560.0	768.5	891.1	564.4	494.0	529.5	503.1
Operating income	82.6	114.6	168.3	188.6	101.2	54.7	105.0	91.3
Net income	54.3	74.4	110.9	125.3	54.9	19.5	68.3	46.5
Net income per share:
Basic	0.93	1.27	1.89	2.13	0.93	0.33	1.15	0.79
Diluted	0.90	1.22	1.80	2.02	0.90	0.32	1.12	0.77

23.  Other Income (Expense), Net

Other income (expense), net was $4.4 million of income in 2012, $2.8 million of income in 2013 and $53.7 million of expense in 2014. In 2014, a $46.3 million foreign currency charge was taken by the Company related to the impact of the devaluation of the Venezuelan currency on monetary assets and liabilities of its Venezuela entity and a charge of $7.4 million was recorded related to the prepayment of debt during the fourth quarter of 2014.  Foreign currency translation expenses related to the strengthening of the U.S. dollar were offset by tax incentives related to the Company's new China headquarters.  Other income (expense), net also includes $5.2 million, $3.0 million and $5.7 million in interest expense during 2012, 2013 and 2014, respectively. The Company cannot estimate the degree to which its operations will be impacted in the future, but it remains subject to these currency risks. However, the majority of these transaction losses are non-cash, non-operating losses.

24.            Acquisition

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weakness. As initially disclosed in our Quarterly Report on Form 10-Q/A which was filed with the Securities and Exchange Commission on August 12, 2014, as of March 31, 2014, we did not maintain effective controls over the presentation and disclosure of hyper-inflationary accounting for our Venezuela subsidiary. Specifically, our controls to evaluate and implement hyper-inflationary accounting for our Venezuela subsidiary did not operate at an appropriate level of precision. Formal documentation of management's conclusions regarding hyper-inflationary accounting for its Venezuela subsidiary also needed improvement. This control deficiency constituted a material weakness.

Upon making the determination that we did not maintain effective controls over the presentation and disclosure of hyper-inflationary accounting for our Venezuela subsidiary, we designed and implemented the following changes, during the third quarter of 2014, in internal control over financial reporting to remediate the material weakness:

•	implemented controls over the analysis and accounting, including documentation, for Venezuela as a hyper-inflationary market; and
•	implemented controls to monitor and account for markets that could become hyper-inflationary in the future.
In the fourth quarter of 2014, we completed our remediation activities by testing the operating effectiveness of the newly implemented controls and found them to be effective. As a result, we have concluded that the material weakness has been remediated as of December 31, 2014.

Changes in Internal Control over Financial Reporting. There was no change during the fiscal quarter ended December 31, 2014 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference to our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end, except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. "Business" of this Annual Report on Form 10-K.

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

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed September 16, 1996, file no. 333-12073).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010).

3.3
Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005).

3.4	Third Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 12, 2015).

4.1
Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement on Form S-3 filed July 8, 2002, file no. 333-90716).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 filed September 16, 1996, file no. 333-12073).

10.1
Loan Agreement, dated as of September 5, 2013, among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed August 12, 2014).

10.2
Amendment No. 1 to Loan Agreement, dated as of September 5, 2013, among the Company and Bank of America, N.A., dated as of August 15, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 10, 2014).

10.3
Loan Agreement, dated as of April 9, 2014, among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed August 12, 2014).

10.4
Credit Agreement among the Company, various financial institutions, and Bank of America, N.A. as administrative agent, dated as of October 9, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K October 15, 2014).

*#10.5	Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2015.

#10.6
Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

#10.7
Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed May 15, 2003).

#10.8
Amendment to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 5, 2013).

#10.9
Form of Master Stock Option Agreement (1996 Plan) (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

#10.10
Form of Stock Option Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007).

#10.11	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2006).

#10.12	Amendment to the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 5, 2013).

#10.13
Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed November 9, 2006).

#10.14
Form of Master Stock Option Agreement (2006 Plan Performance Option (U.S.)) (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

#10.15
Form of Master Stock Option Agreement for Directors (2006 Plan) (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

#10.16
Form of Director Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

#10.17
Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed November 9, 2006).

#10.18	Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2013).

#10.19	Form of 2010 Plan U.S. Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.20	Form of 2010 Plan U.S. Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.21
Form of 2010 Plan U.S. Performance Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.22
Form of 2010 Plan U.S. Performance Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.23
Form of 2010 Plan Director Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed August 9, 2010).

#10.24
Form of 2010 Plan Director Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed August 9, 2010).

*#10.25	Form of Amended & Restated 2010 Plan Stock Option Grant Agreement.

*#10.26	Form of Amended & Restated 2010 Plan Restricted Stock Unit Grant Agreement.

*#10.27	Form of Amended & Restated 2010 Plan Performance Stock Option Grant Agreement.

*#10.28	Form of Amended & Restated 2010 Plan Performance Restricted Stock Unit Grant Agreement.

*#10.29	Form of Amended & Restated 2010 Plan Director Stock Option Grant Agreement.

*#10.30	Form of Amended & Restated 2010 Plan Director Restricted Stock Unit Grant Agreement.

#10.31
Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.32
Form of Indemnification Agreement to be entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

#10.33
Employment Agreement, effective as of August 1, 2012, between the Company and M. Truman Hunt (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed August 7, 2012).

#10.34
Form of Employment Agreement, with schedule of material differences, effective as of August 1, 2012, between the Company and Ritch N. Wood, Daniel R. Chard, D. Matthew Dorny and Scott E. Schwerdt (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed August 7, 2012).

#10.35
Joseph Y. Chang Employment Agreement dated November 9, 2009, between Mr. Chang and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 9, 2009).

*#10.36	Form of Key Employee Covenants.

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

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

 * Filed or furnished herewith.
 # Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2015.

NU SKIN ENTERPRISES, INC.

By:	/s/ M. Truman Hunt
M. Truman Hunt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2015.

Signatures	Capacity in Which Signed

/s/ Steven J. Lund	Executive Chairman of the Board
Steven J. Lund

/s/ M. Truman Hunt	President, Chief Executive Officer and Director
M. Truman Hunt	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Daniel W. Campbell	Director
Daniel W. Campbell

/s/ Andrew D. Lipman	Director
Andrew D. Lipman

/s/ Patricia A. Negrón	Director
Patricia A. Negrón

/s/ Thomas R. Pisano	Director
Thomas R. Pisano

/s/ Nevin N. Andersen	Director
Nevin N. Andersen

/s/ Neil H. Offen	Director
Neil H. Offen