Form 10-Q
period 2015-03-31
NU SKIN ENTERPRISES INC
filed 2015-05-06
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
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
Yes  ☐    No  ☑

As of April 30, 2015, 58,630,491 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2015

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$304,712	$288,415
Current investments	11,632	11,793
Accounts receivable	34,919	35,834
Inventories, net	312,788	338,491
Prepaid expenses and other	159,098	160,134
	823,149	834,667

Property and equipment, net	473,177	464,783
Goodwill	112,446	112,446
Other intangible assets, net	72,998	75,062
Other assets	130,847	127,476
Total assets	$1,612,617	$1,614,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,564	$34,712
Accrued expenses	292,299	300,847
Current portion of long-term debt	83,899	82,770
	409,762	418,329

Long-term debt	181,197	164,567
Other liabilities	97,809	89,100
Total liabilities	688,768	671,996

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	412,892	414,394
Treasury stock, at cost – 31.8 million and 31.6 million shares, respectively	(884,828)	(862,608)
Accumulated other comprehensive loss	(61,976)	(51,521)
Retained earnings	1,457,670	1,442,082
	923,849	942,438
Total liabilities and stockholders' equity	$1,612,617	$1,614,434

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Revenue	$543,332	$671,061
Cost of sales	105,055	106,644

Gross profit	438,277	564,417

Operating expenses:
Selling expenses	234,005	313,101
General and administrative expenses	135,626	150,119

Total operating expenses	369,631	463,220

Operating income	68,646	101,197
Other income (expense), net	(12,268)	(17,508)

Income before provision for income taxes	56,378	83,689
Provision for income taxes	20,096	28,835

Net income	$36,282	$54,854

Net income per share (Note 2):
Basic	$0.62	$0.93
Diluted	$0.60	$0.90

Weighted-average common shares outstanding (000s):
Basic	58,991	58,869
Diluted	60,261	61,227

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$36,282	$54,854

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $(6,453) and $1,144, respectively	(10,050)	1,858
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $(221) and $142, respectively	402	(257)
Reclassification adjustment for realized losses (gains) in current earnings, net of taxes of $445 and $130, respectively	(807)	(237)
	(10,455)	1,364

Comprehensive income	$25,827	$56,218

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$36,282	$54,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,595	12,251
Foreign currency losses	12,530	24,831
Stock-based compensation	3,559	8,682
Deferred taxes	3,992	6,663
Changes in operating assets and liabilities:
Accounts receivable	103	11,597
Inventories, net	20,396	(76,730)
Prepaid expenses and other	7,315	9,533
Other assets	(6,166)	(3,752)
Accounts payable	(1,004)	(30,692)
Accrued expenses	(10,738)	(176,449)
Other liabilities	(8,666)	(1,388)

Net cash provided by (used in) operating activities	74,198	(160,600)

Cash flows from investing activities:
Purchases of property and equipment	(18,191)	(30,538)
Proceeds of investment sales	4,318	12,638
Purchases of investments	(4,318)	(9,556)

Net cash used in investing activities	(18,191)	(27,456)

Cash flows from financing activities:
Exercise of employee stock options	(3,269)	(8,375)
Payment of debt	(2,280)	(5,834)
Payment of cash dividends	(20,694)	(20,141)
Income tax benefit of options exercised	2,602	5,610
Proceeds from debt	20,000	20,000
Repurchases of shares of common stock	(26,300)	(25,002)

Net cash used in financing activities	(29,941)	(33,742)

Effect of exchange rate changes on cash	(9,769)	(18,775)

Net increase/(decrease) in cash and cash equivalents	16,297	(240,573)

Cash and cash equivalents, beginning of period	288,415	525,153

Cash and cash equivalents, end of period	$304,712	$284,580

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 2015, and for the three-month periods ended March 31, 2015 and 2014. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Certain prior year amounts in the Consolidated Statements of Income, none of which are material, to current or prior periods, have not been reclassified to conform with the current year presentation.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2015 and 2014, stock options of  1.6 million and 2.0 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In January 2015, the Company's board of directors declared a quarterly cash dividend of $0.35 per share. This quarterly cash dividend of  $20.7 million was paid on March 18, 2015 to stockholders of record on February 27, 2015. In April 2015, the Company's board of directors declared a quarterly cash dividend of $0.35 per share to be paid on June 10, 2015 to stockholders of record on May 22, 2015.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts of 1.8 billion Japanese yen and 7.0 million euros ($15.0 million and $7.5 million, respectively) as of March 31, 2015 and 2.9 billion Japanese yen and 11.0 million euros ($28.0 million and $15.1 million, respectively) as of March 31, 2014, to hedge forecasted foreign-currency-denominated intercompany transactions.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The contracts held at March 31, 2015 have maturities through April 2016 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months. The pre-tax net gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive loss to revenue were $1.3 million and $0.4 million, respectively, for the three-month periods ended March 31, 2015 and 2014. The corresponding tax effects of these transactions were recorded in provision for income tax expense. As of March 31, 2015 and December 31, 2014, there were $0.7 million and $1.1 million, respectively, of unrealized gains included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $62.6 million and $52.6 million as of March 31, 2015 and December 31, 2014, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.

During the quarter ended March 31, 2015, the Company identified and recorded an adjustment to correct an out-of-period error related to certain tax effects of a prior period net investment hedge, resulting in a $7.8 million reduction to deferred tax assets and accumulated other comprehensive income, which had no impact on net income. The Company has concluded the effect to be immaterial to both the current quarter and prior period financial statements.

5.	REPURCHASES OF COMMON STOCK

During the three-month periods ended March 31, 2015 and 2014, the Company repurchased 0.5 million and 0.3 million shares of its Class A common stock under its open market stock repurchase plan for $26.3 million and $25.0 million, respectively. As of March 31, 2015, $322.5 million was available for repurchases under the open market stock repurchase program.

6.	SEGMENT INFORMATION

The Company operates in a single operating segment by selling products through a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China.  In Mainland China, the Company utilizes sales employees, independent direct sellers and independent marketers to distribute its products.  Independent direct sellers can sell away from the Company's stores where the Company has obtained a direct selling license to do so.  Independent marketers are licensed business owners who are authorized to sell the Company's products either at their own approved premises or through the Company's stores.  Selling expenses are the Company's largest expense comprised of the commissions paid to its worldwide independent distributors as well as remuneration to its sales force in Mainland China.  The Company manages its business primarily by managing its sales force.  The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does report revenue in five geographic regions: Greater China, North Asia, Americas, South Asia/Pacific and EMEA.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2015	2014

Greater China	$187,367	$278,929
North Asia	172,066	195,461
Americas	79,872	79,909
South Asia/Pacific	70,817	71,194
EMEA	33,210	45,568
Total	$543,332	$671,061

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2015	2014

Nu Skin	$342,766	$402,111
Pharmanex	199,272	267,272
Other	1,294	1,678
Total	$543,332	$671,061

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2015	2014

Mainland China	$134,197	$212,217
South Korea	108,777	114,000
Japan	63,289	81,461
United States	58,988	54,822

Long-lived assets:	March 31, 2015	December 31, 2014

United States	$274,555	$287,103
Mainland China	118,973	103,445
South Korea	50,405	46,626
Japan	15,549	13,768

7.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. As of March 31, 2015 and December 31, 2014, the Company had net deferred tax assets of $36.4 million and $40.0 million, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter.  Other than earnings the Company intends to reinvest indefinitely, the Company accrues for the U.S. federal and state income taxes applicable to the earnings.  For all foreign earnings, the Company accrues the applicable foreign income taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no federal or state income taxes in the U.S. have been provided, aggregate to $50.0 million as of December 31, 2014.  The company anticipates indefinitely reinvesting an additional $20.0 million for the year ended December 31, 2015. If the amount designated as indefinitely reinvested as of December 31, 2014 was repatriated to the United States, the amount of incremental taxes would be approximately $5.3 million.

8.  UNCERTAIN TAX POSITIONS

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.  The Company has filed U.S. federal tax returns for all years through and including 2013, and is no longer subject to tax examinations from the United States Internal Revenue Service (the "IRS") for any of these years except for 2011.  With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2010.  In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2015 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.  In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2009. However, statutes in certain countries may be as long as ten years for transfer pricing related issues. Along with the IRS examination of 2011, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions.  Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $0.1 million to $1.0 million.

9.	COMMITMENTS AND CONTINGENCIES

The Company is subject to government regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and the Company's direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company's sales force is not in compliance with existing statutes, laws, rules or regulations could have a material adverse effect on the Company's operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance in all material respects with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company's financial position or results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation and proceedings involving various matters. Except as noted below, in the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

The Company is currently involved in a dispute related to customs assessments by Yokohama Customs on several of the Company's products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest.  Additional assessments related to any prior period are barred by applicable statutes of limitations.  The aggregate amount of these assessments and disputed duties was approximately 4.3 billion Japanese yen as of March 31, 2015 (approximately $35.8 million), net of recovery of consumption taxes. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice pursuant to the transaction value method under the World Trade Organization Customs Valuation Agreement or whether it must use one of the alternative valuation methods provided in that agreement, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation. Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that use of the manufacturer's invoice is the appropriate valuation method and that the additional assessments are improper and are not supported by applicable customs laws because they are based on an alternative valuation method.  The Company filed letters of protest with the applicable Customs authorities, which were rejected.  The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal.  The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which is not required to give deference to the decision made by the Ministry of Finance and which the Company believes will provide a more independent determination of the matter. We currently anticipate the Tokyo District Court will close the proceedings and render a decision sometime this year. In addition, the Company is currently being required to post a bond or make a deposit to secure any additional duties that may be due and payable on current imports. Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be limited going forward as the Company purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

The Company is also currently being sued in a purported class action lawsuit and derivative claim relating to negative media and regulatory scrutiny regarding the Company's business in Mainland China and the associated decline in the Company's stock price. Beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. On May 1, 2014, the court consolidated the various purported class actions, appointed State-Boston Retirement System as lead plaintiff in the consolidated action and appointed the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action. On June 30, 2014, a consolidated class action complaint was filed. The Company sought to dismiss the case; that motion was denied by an order issued on February 26, 2015. The consolidated class action complaint purports to assert claims on behalf of certain of the Company's stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt. The consolidated class action complaint alleges that, inter alia, the Company made materially false and misleading statements regarding its sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities. The Company believes that the claims asserted in the consolidated class action complaint are without merit and intends to vigorously defend itself.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In addition, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. On May 1, 2014, the court issued an order consolidating the derivative actions, appointing plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and appointing the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action. On July 25, 2014, a consolidated derivative complaint was filed. The Company has moved to dismiss or stay the case; plaintiffs have opposed the motion. A hearing on that motion is scheduled for May 28, 2015. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises, Inc. for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil H. Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises, Inc. The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises, Inc. for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund and Campbell. The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding their sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.

The purported class action lawsuit and derivative claim, or others filed alleging similar facts, could result in monetary or other penalties that may materially affect the Company's operating results and financial condition.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10.	DEBT

The following table summarizes the Company's debt facilities as of March 31, 2015. The Company's book value for both the individual and consolidated debt included in the table approximates fair value. The estimated fair value of its debt is based on interest rates available for debt with similar terms and remaining maturities. The Company has classified these instruments as Level 2 in the fair value hierarchy.

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2014	Balance as of March 31, 2015(1)(2)	Interest Rate	Repayment terms

Credit Agreement term loan facility:
U.S. dollar denominated:	$127.5 million	$125.9 million	$124.3 million	Variable 30 day: 2.926%	One half of the principal amount payable in increasing quarterly installments over a five-year period that began on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	6.5 billion yen ($54.4 million as of December 31, 2014)	6.4 billion yen ($53.5 million as of March 31, 2015)	Variable 30 day: 2.8207%	One half of the principal amount payable in increasing quarterly installments over a five-year period that began on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:
		$72.5 million	$72.5 million	Variable 30 day: 2.926%	Revolving line of credit expires October 2019.

Korean subsidiary loan:
	$20.0 million	-	$20.0 million	1.12%	One half of the principal amount payable on March 17, 2017 and the remainder payable on March 16, 2018.
____________________

(1)	As of March 31, 2015, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $80.5 million of the balance of its U.S. dollar denominated debt under the Credit Agreement term loan facility and $3.4 million of the balance of its Japanese yen-denominated debt under the Credit Agreement term loan facility. The Company has classified the amount borrowed under the Credit Agreement revolving credit facility as short term because it is the Company's intention to use this line of credit to borrow and pay back funds over short periods of time.

(2)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $5.2 million, which is not reflected in this table.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.	ACCOUNTING PRONOUNCEMENTS

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.  VENEZUELA HIGHLY INFLATIONARY ACCOUNTING

The Company commenced operations in Venezuela in 2007, where it markets a variety of personal care and nutritional products. Total assets in Venezuela as of March 31, 2015 and December 31, 2014 are $5.2 million and $14.6 million, of which $2.4 million and $8.2 million are monetary assets in each year respectively. The Venezuela subsidiary also had a $31.5 million and $34.8 million intercompany balance to its parent company as of March 31, 2015 and December 31, 2014, with respect to charges for inventory, commissions, license fees and service fees. The Company imports all of its products into Venezuela from the United States.  Venezuela represents a very small portion of the Company's overall business with sales during 2012, 2013 and 2014 representing approximately 0.7%, 1.1% and 1.0% of the Company's overall revenue, respectively.

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

The Venezuela subsidiary did not transition to highly inflationary status until the first quarter of 2014.  As a result, the Company continued to account for the Venezuela subsidiary as a bolivar functional currency entity, rather than a U.S. dollar functional currency entity.  In the first quarter of 2014, the Company began to account for this subsidiary as highly inflationary, and therefore changed the functional currency of the entity to the U.S. dollar.  The consolidated statement of income for the quarter ended March 31, 2014, included an out-of-period adjustment of $6.3 million to correct this error as it was not deemed to be material to the current- or prior-period financial statements.

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

During the first quarter of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela.  As of March 31, 2014, the Company determined it would be most appropriate for it to utilize the SICAD I rate, which was approximately 10.7 bolivars per U.S. dollar. As a result of the adoption of this rate during the period ended March 31, 2014, the Company recorded a $14.7 million charge in Other Income (Expense) to reflect foreign currency transaction losses on its net monetary assets denominated in bolivar, which was reflected in the quarter ended March 31, 2014.

As of June 30, 2014, the Company determined that it would be most appropriate for it to utilize the SICAD II rate, which was approximately 50 bolivars per U.S. dollar, as the Company had not been successful in getting approval under SICAD I and believed the SICAD II rate better reflects the rate at which the Company will be able to convert bolivars to U.S. dollars.  As a result of the adoption of this rate during the three months ended June 30, 2014, the Company recorded an additional $25.3 million charge in Other Income (Expense) to reflect additional foreign currency translation losses on its net monetary assets denominated in bolivar, which was reflected in the year ended December 31, 2014.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In the first quarter of 2015, Venezuela announced that it merged its SICAD I and SICAD II mechanisms into a single mechanism ("SICAD"), which is 12 bolivars per U.S. dollar, and it announced a new foreign exchange mechanism ("SIMADI"), which utilizes a variable exchange rate that was approximately 193 bolivars per U.S. dollar as of March 31, 2015. During the first quarter, the Company determined it would be most appropriate to utilize the SIMADI rate. The remeasurement of the Company's net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign exchange loss of $10.2 million during the first quarter of 2015.

13.	LEASE AND FINANCING OBLIGATIONS

In 2014, the Company's subsidiary in South Korea entered into a lease agreement with a third party landlord for office buildings. In April 2015, the Company and the landlord entered into a new lease agreement on terms generally consistent with the 2014 lease. As part of the lease, the landlord agreed to renovate an existing building (the "Existing Building") and construct a new building (the "New Building") adjacent to the Existing Building.

The Company accounts for its lease of the Existing Building as an operating lease.  As an inducement to enter into the lease, the landlord agreed to make certain improvements on behalf of the Company to the Existing Building. The improvements have been accounted for by the Company as a tenant incentive.

The Company has concluded that it is the deemed owner (for accounting purposes only) of the New Building during the construction period under build-to-suit lease accounting.

At March 31, 2015, the Company had recognized $17.8 million in estimated project costs associated with the construction of the New Building as part of construction-in-progress and a financing obligation in the amount of $10.3 million, net of a $7.5 million deposit paid directly to the landlord, as part of Other liabilities in its consolidated balance sheets. The Company expects to recognize an additional $3.7 million in project costs associated with the construction of the New Building and an additional financing obligation of $1.3 million, net of $2.4 million in deposits to be paid directly to the landlord.

The Company had also recognized a $6.3 million tenant incentive asset and deferred tenant incentive liability associated with the Existing Building at March 31, 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that represent our current expectations and beliefs.  All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, product introductions and offerings, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, and other financial items; statements of management's expectations and beliefs regarding China and other markets; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits or investigations; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein.  For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 and in this Quarterly Report on Form 10-Q.

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2014, and our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report.

Overview

Revenue for the three-month period ended March 31, 2015 decreased 19% to $543.3 million when compared to the same prior-year period, with foreign currency fluctuations negatively impacting revenue 7%. Sales Leaders and Actives were down 15% and 8%, respectively, compared to the prior-year period. Earnings per share for the first quarter of 2015 were $0.60, compared to $0.90 for the first quarter of 2014.

Our results since January 2014 have continued to be negatively impacted by the disruption to our business in Mainland China. As previously disclosed, our business in Mainland China was significantly disrupted following our voluntary suspension of business meetings and the acceptance of applications for new sales representatives in response to media and regulatory scrutiny of our business in January 2014. In May 2014, we resumed business meetings and acceptance of applications for new sales representatives, and we continue to expand our business meetings. For additional information, see "—Revenue—Greater China."

Foreign currency also had a significant negative impact on our first-quarter 2015 results. Foreign currency exchange rate fluctuations negatively impacted our first-quarter 2015 revenue by 7% on a consolidated basis when compared to the first quarter of 2014. In addition, our earnings per share for the quarter reflect a charge of $10.2 million related to a new foreign exchange mechanism for the Venezuelan currency. We currently expect that the strengthening U.S. dollar will continue to impact our results in 2015. For more information regarding these items, please see "—Gross profit," "—Other income (expense), net" and "—Liquidity and Capital Resources."

We expect that our revenue for the remainder of 2015 and for 2016 will be positively impacted by the introduction of new products. We introduced through a limited offering our essential oil products under our Epoch® brand in the United States and Canada in April 2015. We plan to introduce additional products in this category in our Greater China and EMEA regions later this year under our ageLOC and Epoch brands, respectively. In addition, we currently plan to introduce our ageLOC Youth nutritional supplement and our ageLOC Me personalized skin care system in certain markets during the third and fourth quarters of 2015 and continuing into 2016.

Revenue
Greater China.  The following table sets forth revenue for the three-month periods ended March 31, 2015 and 2014 for the Greater China region and its principal markets (U.S. dollars in millions):

	2015	2014	Change

Mainland China	$134.2	$212.2	(37%)
Taiwan/Hong Kong	53.2	66.7	(20%)
Greater China total	$187.4	$278.9	(33%)
Foreign currency exchange rate fluctuations negatively impacted revenue 1% in this region during the three-month period ended March 31, 2015 compared to the same prior-year period. Sales Leaders and Actives in Mainland China decreased 30% and 27%, respectively, compared to the prior-year quarter. Sales Leaders and Actives in Taiwan were down 17% and 18%, respectively, and in Hong Kong they were down 20% and 13%, respectively, compared to the prior-year quarter.
The year-over-year declines in our revenue, Sales Leaders and Actives were largely driven by the disruption of our business in Mainland China following our voluntary suspension of business meetings and acceptance of applications for new sales representatives in Mainland China in response to adverse media reports and a government review of our business in the first part of 2014. Our first-quarter 2014 results were significantly impacted by this disruption, and the disruption has continued to negatively impact our results in Greater China. Following completion of the government review, in May 2014 we resumed business meetings and acceptance of applications for new sales representatives. We continue to expand our business meetings, and we have seen an increase in the number of people indicating interest in becoming sales representatives.
We believe that the year-over-year comparisons are impacted by the negative publicity and regulatory uncertainty in Mainland China, which caused some disruption last year among our Sales Leaders globally, but more specifically in Taiwan and Hong Kong, given the proximity of these markets to Mainland China. Revenue in these markets was also negatively impacted by year-over-year declines in Sales Leaders and Actives.
The year-over-year comparisons in this region also reflect approximately $15 million in revenue in the first quarter of 2014 from the final phase of our global limited-time offer of ageLOC TR90 in the Greater China region.
North Asia.  The following table sets forth revenue for the three-month periods ended March 31, 2015 and 2014 for the North Asia region and its principal markets (U.S. dollars in millions):

	2015	2014	Change

South Korea	$108.8	$114.0	(5%)
Japan	63.3	81.5	(22%)
North Asia total	$172.1	$195.5	(12%)

Revenue in the region for the three-month period ended March 31, 2015 was negatively impacted approximately 7% by foreign currency exchange rate fluctuations compared to the same prior-year period.

Local-currency revenue in South Korea was down 2% for the three-month period ended March 31, 2015 compared to the same prior-year period. Our regional limited-time offer of TR90 in South Korea during the first quarter of 2014 generated approximately $13 million in sales, while we had no limited-time offers in South Korea during the first quarter of 2015. Our Sales Leaders and Actives in South Korea decreased 2% and 1%, respectively, compared to the prior-year period.
Local-currency revenue in Japan during the first quarter of 2015 decreased 10% compared to the same period in 2014. Revenue was negatively impacted an additional 12% by the weakening of the Japanese yen against the U.S. dollar, compared to 2014. Our regional limited-time offer of TR90 in Japan during the first quarter of 2014 generated approximately $5 million in sales, while we had no limited-time offers in Japan during the first quarter of 2015. Sales Leaders and Actives in Japan each decreased 8% compared to the first quarter of 2014, reflecting challenges related to the difficult direct selling environment in Japan. We continue to be cautious in our promotional activities in Japan, and we frequently meet with regulatory agencies regarding our ongoing distributor education, training and compliance efforts.

Americas.  The following table sets forth revenue for the three-month periods ended March 31, 2015 and 2014 for the Americas region and its principal markets (U.S. dollars in millions:

	2015	2014	Change

United States/Canada	$68.6	$66.6	3%
Latin America	11.3	13.3	(15%)
Americas total	$79.9	$79.9	─

Revenue in the Americas remained level in the first quarter of 2015 compared to the same prior-year period. Revenue in the region for the three-month period ended March 31, 2015 was negatively impacted approximately 19% by foreign currency exchange rate fluctuations compared to the same prior-year period. In the United States, revenue was up 8% compared to the prior-year period. Strong local-currency growth in Latin America was offset by the devaluation of the Venezuelan currency and the weakening of other currencies against the U.S. dollar. In the first quarter of 2015, Venezuela announced a new foreign exchange mechanism. For more information, see "—Liquidity and Capital Resources."

Sales Leaders and Actives in the Americas region each decreased by 2% when compared to the prior year.

South Asia/Pacific.  The following table sets forth revenue for the three-month periods ended March 31, 2015 and 2014 for the South Asia/Pacific region (U.S. dollars in millions):

	2015	2014	Change

South Asia/Pacific	$70.8	$71.2	(1%)

Foreign currency exchange rate fluctuations in South Asia/Pacific negatively impacted revenue 7% in the three-month period ended March 31, 2015 compared to the same prior-year period. Revenue growth in this region reflects continued interest in our product portfolio and business opportunity. Sales Leaders in the region increased 4% and Actives increased 5%, compared to the prior year.

EMEA. The following table sets forth revenue for the three-month periods ended March 31, 2015 and 2014 for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2015	2014	Change

EMEA	$33.2	$45.6	(27%)

Foreign currency exchange rate fluctuations in the EMEA region negatively impacted revenue by 17% for the three-month period ended March 31, 2015 compared to the same prior-year period. Revenue was also negatively impacted by a decline in Sales Leaders and Actives of 12% and 9%, respectively, when compared to the first quarter of 2014, which we believe was due in part to a lack of new product initiatives.

Gross profit

Gross profit as a percentage of revenue was 80.7% for the first quarter of 2015 and 84.1% in the same prior-year period. Gross profit as a percentage of revenue continued to be negatively impacted by currency fluctuations. In addition, during the quarter, we determined that certain overhead expenses related to warehousing and shipping products would more appropriately be recorded as cost of sales. The amount that was reclassified from general and administrative expense to cost of sales for the first quarter of 2015 was $8.3 million. We did not revise prior-period financial statements because the reclassification was not material to the prior periods.

Selling expenses

Selling expenses as a percentage of revenue decreased to 43.1% for the three-month period ended March 31, 2015 from 46.7% for the same period in 2014. Selling expenses as a percentage of revenue in the first quarter of 2015 were lower due to a reduction in the number of Sales Leaders qualifying for incentive trips and other promotional incentives. In addition, the salaries of our sales employees in Mainland China are fixed for a three-month period of time, until they are adjusted during a quarterly evaluation process. Consequently, our selling expenses as a percentage of revenue were relatively high in the first quarter of 2014 because a portion of our sales compensation remained fixed while our revenue was negatively impacted by the voluntary measures we took in Mainland China during that quarter.

General and administrative expenses

General and administrative expenses decreased to $135.6 million in the first quarter of 2015, compared to $150.1 million in the prior-year period. The decrease primarily reflects the reclassification of $8.3 million of overhead expenses from general and administrative expense into cost of sales as discussed under "Gross profit" above. As a percentage of revenue, general and administrative expenses increased to 25.0% for the three-month period ended March 31, 2015 from 22.4% for the same period in 2014.

Other income (expense), net

Other income (expense), net for the three-month period ended March 31, 2015 was $12.3 million of expense compared to $17.5 million of expense for the same period in 2014. The 2014 expense was due primarily to a $21 million charge from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting, partially offset by $7 million in rebates related to our new China headquarters. The 2015 expense is primarily a $10.2 million foreign currency charge resulting from the impact of the devaluation of the Venezuelan currency on the monetary assets and liabilities of our Venezuela entity. This devaluation resulted from a foreign exchange mechanism that Venezuela announced in the first quarter of 2015. For more information, see "—Liquidity and Capital Resources."

Provision for income taxes

Provision for income taxes for the three-month period ended March 31, 2015 was $20.1 million, compared to $28.8 million for the same period in 2014. The effective tax rate was 35.7% of pre-tax income during the three-month period ended March 31, 2015, compared to 34.5% in the same prior-year period.

Net income

As a result of the foregoing factors, net income for the first quarter of 2015 was $36.3 million, compared to $54.9 million for the same period in 2014.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt in order to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $74.2 million in cash from operations during the first quarter of 2015, compared to a net outflow of $160.6 million in cash from operations during the prior-year period. The increase in cash generated from operations reflects two significant uses of cash in the first quarter of 2014: (1) the payment of a significant amount of expenses that were accrued as of the end of 2013, following a quarter of record sales and a record number of sales representatives who qualified for incentive trips; and (2) payments to build up a large amount of inventory for planned product launches in 2014, increasing our inventory balance by a net $71.0 million from December 31, 2013 to March 31, 2014. Our inventory balance decreased by a net $25.7 million from December 31, 2014 to March 31, 2015.

As of March 31, 2015, working capital was $413.4 million, compared to $416.3 million as of December 31, 2014. Cash and cash equivalents, including current investments, as of March 31, 2015 and December 31, 2014 were $316.3 million and $300.2 million, respectively.

Capital expenditures in the first quarter of 2015 were $18.2 million, and we anticipate additional capital expenditures of approximately $60 million for the remainder of 2015. Our 2015 capital expenditures are primarily related to:

•	purchases of computer systems and software, including equipment and development costs;

•	purchase of tooling and manufacturing equipment related to the development of new products; and

•	the build-out, expansion and upgrade of facilities in our various markets, including retail stores and service centers in Mainland China.

In October 2014, we entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of March 31, 2015, we had debt pursuant to the Credit Agreement of $245.1 million. Please refer to Note 10 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement and other debt.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.  During the first quarter of 2015, we repurchased 0.5 million shares of Class A common stock under this program for $26.3 million.  As of March 31, 2015, $322.5 million was available for repurchases under the stock repurchase program.

In January 2015, our board of directors declared a quarterly cash dividend of $0.35 per share. This quarterly cash dividend of $20.7 million was paid on March 18, 2015 to stockholders of record on February 27, 2015. In April 2015, our board of directors declared a quarterly cash dividend of $0.35 per share to be paid on June 10, 2015 to stockholders of record on May 22, 2015. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of March 31, 2015 and December 31, 2014, we held $316.3 million and $300.2 million, respectively, in cash and cash equivalents, including current investments.  Cash and cash equivalents includes $218.5 million and $195.7 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, with the exception of cash in Venezuela which is subject to currency exchange restrictions by the government of Venezuela. Currency exchange restrictions in Venezuela require approval from the government's currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends to the United States. We have been unsuccessful in obtaining U.S. dollars at the official exchange rates and under alternative exchange mechanisms described below. As a result, these foreign exchange controls in Venezuela have limited our ability to repatriate earnings and settle our intercompany obligations, which has resulted in the accumulation of bolivar denominated cash and cash equivalents in Venezuela.

During the first quarter of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela. As of March 31, 2014, we determined it would be most appropriate to utilize the SICAD I rate, which was approximately 10.7 bolivars per U.S. dollar. As a result, we incurred a $14.7 million charge related to the translation of our monetary assets in Venezuela. During the second quarter, we determined that it would be most appropriate to use the SICAD II rate, which is approximately 50 bolivars per U.S. dollar, as we had still not received any approvals under SICAD I. The remeasurement of our net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign exchange loss of $25.3 million during the three months ended June 30, 2014. During the first quarter of 2015, Venezuela announced that it merged its SICAD I and SICAD II mechanisms into a single mechanism ("SICAD"), which is 12 bolivars per U.S. dollar, and it announced a new foreign exchange mechanism ("SIMADI"), which utilizes a variable exchange rate that was approximately 193 bolivars per U.S. dollar as of March 31, 2015. During the first quarter, we determined it would be most appropriate to utilize the SIMADI rate. The remeasurement of our net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign exchange loss of $10.2 million during the first quarter of 2015. As of March 31, 2015, cash and cash equivalents in Venezuela were $2.4 million.

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We currently have in place an intercompany loan arrangement, which allows us to access a portion of available cash in Mainland China pending our repatriation of dividends. As of March 31, 2015, we had $62.6 million in cash denominated in Chinese RMB. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions.  In all but two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Contingent Liabilities

Please refer to Note 9 to the consolidated financial statements contained in this report for information regarding our contingent liabilities.

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended March 31, 2015.

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

Although our product launch process may vary by market, we generally introduce new key products to our sales force and consumers through limited-time offers. The limited-time offers typically generate significant activity and a high level of purchasing, which may result in a higher than normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons.

Actives and Sales Leaders

The following table provides information concerning the number of Actives and Sales Leaders as of the dates indicated.  "Actives" are persons who have purchased products directly from the Company during the three months ended as of the date indicated. "Sales Leaders" are independent distributors, and sales employees and independent marketers in China, who achieve certain qualification requirements.

	As of March 31, 2015		As of March 31, 2014
Region:	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	235,000	22,533	305,000	31,118
North Asia	386,000	16,984	400,000	17,794
Americas	177,000	7,164	180,000	7,339
South Asia/Pacific	120,000	7,060	115,000	6,787
EMEA	110,000	3,811	122,000	4,326
Total	1,028,000	57,552	1,122,000	67,364

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, a significant portion of which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries' primary markets is considered the functional currency with the exception of our subsidiaries in Singapore and Venezuela. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from Mainland China, South Korea and Japan, any weakening of these currencies negatively impacts reported revenue and profits, whereas a strengthening of these currencies positively impacts our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. During 2014 and the first quarter of 2015, the strengthening of the U.S. dollar against other currencies significantly impacted our financial results.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency.  We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  As of March 31, 2015, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 1.8 billion Japanese yen ($15.0 million as of March 31, 2015) and 7.0 million euros ($7.5 million as of March 31, 2015) to hedge forecasted foreign-currency-denominated intercompany transactions; and at March 31, 2014, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.9 billion Japanese yen ($28.0 million as of March 31, 2014) and 11 million euros ($15.1 million as of March 31, 2014).  Because of our foreign exchange contracts at March 31, 2015, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled "Currency Risk and Exchange Rate Information" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" of Part I and also in Note 4 to the consolidated financial statements contained in this report.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed, in September 2011, Elizabeth Craig ("Craig") and Brady Harper ("Harper") filed suit against us and our Subsidiaries in the Utah Fourth District Court for malicious prosecution, abuse of criminal process, defamation and intentional infliction of emotional distress. The complaint seeks compensatory damages in excess of $42 million and punitive damages of $200 million. In August 2011, we filed suit in the Utah Fourth District Court against Scott Lazerson ("Lazerson") and Nu Lite Sales, LLC ("Nu Lite"), an entity owned by Craig and Harper, alleging fraud, negligent misrepresentation, conversion and unjust enrichment and seeking declaratory and equitable relief. The August 2011 and September 2011 suits are based on disagreements over whether we were entitled to report Craig, Harper and Lazerson to police for suspected theft of our products and over who owns title to those products. On March 22, 2012, the court consolidated the two suits into a single case. Nu Lite and Lazerson have filed counterclaims against us. Nu Lite's counterclaim alleges conversion and tortious interference with prospective business relations and seeks compensatory damages in excess of $2 million and punitive damages of $20 million. Lazerson's counterclaim alleges abuse of process, intentional infliction of emotional distress, negligent infliction of emotional distress and negligence and seeks unspecified amounts of compensatory and punitive damages. On February 27, 2015, we filed a motion for partial summary judgment on the claims and counterclaims alleged against us by Craig, Harper and Lazerson. On February 27, 2015, Craig, Harper and Nu Lite filed motions for partial summary judgment on Craig and Harper's malicious prosecution claim and on Nu Lite's conversion counterclaim. We believe all of the claims and counterclaims alleged against us are without merit and intend to vigorously defend ourselves.

Over the past year, we have voluntarily communicated with the Securities and Exchange Commission ("SEC") at its request, and provided certain documents and other information regarding the status of the Audit Committee-led internal review of our business in China and related matters. In April 2015, the SEC informed us that it was initiating a non-public, formal investigation into certain aspects of our operations in China and requested that we voluntarily provide it with certain information. In particular, the SEC's information requests are focused on a charitable donation we made in China in 2013 and issues related thereto. The SEC has advised us that the existence of the investigation should not be construed as an indication by the SEC or its staff that we or any of our officers or directors had violated any of the federal securities laws. We intend to cooperate fully with the SEC's investigation and provide the SEC with the requested information. See Item 1A. Risk Factors—"We are involved, and may become involved in the future, in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results."

Please refer to Note 9 to the consolidated financial statements contained in this report and to our recent SEC filings, including our Annual Report on Form 10-K for the 2014 fiscal year, for information and developments regarding the status of other Legal Proceedings.

ITEM 1A.  RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2014 fiscal year.

We are involved, and may become involved in the future, in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results.

In addition to the securities class action and shareholder derivative litigation described in the risk factor titled "We are currently being sued in a purported class action lawsuit and a derivative claim relating to negative media and regulatory scrutiny of our business in Mainland China and the associated decline in our stock price," we are currently, and may in the future become, party to other litigation, investigations or other legal matters. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. It is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party to, and the impact of certain of these matters on our business, results of operations and financial condition could be material.

Over the past year, we have voluntarily communicated with the SEC at its request, and provided certain documents and other information regarding the status of the Audit Committee-led internal review of our business in China and related matters. In April 2015, the SEC informed us that it was initiating a non-public, formal investigation into certain aspects of our operations in China and requested that we voluntarily provide it with certain information. In particular, the SEC's information requests are focused on a charitable donation we made in China in 2013 and issues related thereto. The SEC has advised us that the existence of the investigation should not be construed as an indication by the SEC or its staff that we or any of our officers or directors had violated any of the federal securities laws. We intend to cooperate fully with the SEC's investigation and provide the SEC with the requested information. This investigation is at an early stage, could expand beyond its current scope and, regardless of its outcome, could adversely affect our business.

We have been involved in two separate disputes with customs authorities in Japan with respect to duty assessments on several of our products. In November 2013, the Supreme Court of Japan declined to hear our appeal regarding a dispute related to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. In 2011, we recorded an expense for the full amount of these disputed assessments. This matter is now closed. The second dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest. The aggregate amount of these assessments and disputed duties was 4.3 billion Japanese yen as of March 31, 2015 (approximately $35.8 million), net of recovery of consumption taxes. In addition, we are currently being required to post a bond or make a deposit equal to the difference between our declared duties and the amount the customs authorities have determined we should be paying on all current imports. We are now pursuing this matter in Tokyo District Court. We currently anticipate the Tokyo District Court will close the proceedings and render a decision sometime this year. Any adverse rulings in these matters could materially impact our results. While we anticipate that additional duty disputes with Japanese authorities will be limited going forward as we have entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer, there can be no assurance that this arrangement will have the desired effect or that such arrangement will not be terminated in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 – 31, 2015	0		0	$ 348.8
February 1 – 28, 2015	0		0	$ 348.8
March 1 – 31, 2015	473,600	$ 55.51	473,600	$ 322.5
Total	473,600		473,600

____________________
(1)	In July 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan, and the most recent increase of $400.0 million was announced in August 2013. As of March 31, 2015, a total amount of $1,345.0 million was authorized, and we had repurchased $1,022.5 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number              Description

3.1	Third Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 12, 2015).
10.1	Employment Agreement, effective as of April 16, 2015, between the Company and Joseph Y. Chang (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 20, 2015).
31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2015

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)