Form 10-Q
period 2015-06-30
NU SKIN ENTERPRISES INC
filed 2015-08-07
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
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
Yes  ☐    No  ☑

As of July 31, 2015, 57,775,823 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 QUARTERLY REPORT ON FORM 10-Q – SECOND QUARTER 2015

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$292,414	$288,415
Current investments	11,518	11,793
Accounts receivable	43,543	35,834
Inventories, net	305,027	338,491
Prepaid expenses and other	155,205	160,134
	807,707	834,667

Property and equipment, net	473,216	464,783
Goodwill	112,446	112,446
Other intangible assets, net	70,900	75,062
Other assets	138,351	127,476
Total assets	$1,602,620	$1,614,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,464	$34,712
Accrued expenses	306,319	300,847
Current portion of long-term debt	74,966	82,770
	420,749	418,329

Long-term debt	177,178	164,567
Other liabilities	100,808	89,100
Total liabilities	698,735	671,996

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	418,243	414,394
Treasury stock, at cost – 32.6 million and 31.6 million shares, respectively	(933,040)	(862,608)
Accumulated other comprehensive loss	(63,251)	(51,521)
Retained earnings	1,481,842	1,442,082
	903,885	942,438
Total liabilities and stockholders' equity	$1,602,620	$1,614,434

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$560,209	$650,027	$1,103,541	$1,321,088
Cost of sales	110,263	156,010	215,318	262,654

Gross profit	449,946	494,017	888,223	1,058,434

Operating expenses:
Selling expenses	239,449	283,575	473,454	596,676
General and administrative expenses	138,696	155,705	274,322	305,824

Total operating expenses	378,145	439,280	747,776	902,500

Operating income	71,801	54,737	140,447	155,934
Other income (expense), net	(2,758)	(21,119)	(15,026)	(38,627)

Income before provision for income taxes	69,043	33,618	125,421	117,307
Provision for income taxes	24,386	14,111	44,482	42,946

Net income	$44,657	$19,507	$80,939	$74,361

Net income per share (Note 2):
Basic	$0.76	$0.33	$1.38	$1.26
Diluted	$0.75	$0.32	$1.35	$1.22

Weighted-average common shares outstanding (000s):
Basic	58,506	59,052	58,747	58,961
Diluted	59,713	61,118	59,994	61,177

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$44,657	$19,507	$80,939	$74,361

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $629 and $(1,200), for the three months ended June 30, 2015 and 2014, respectively, and $(5,824) and $(57) for the six months ended June 30, 2015 and 2014, respectively	(676)	3,112	(10,726)	4,970
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $51 and $180 for the three months ended June 30, 2015 and 2014, respectively, and $(170) and $321 for the six months ended June 30, 2015 and 2014, respectively	(93)	(326)	309	(583)
Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $279 and $114 for the three months ended June 30, 2015 and 2014, respectively, and $723 and $244 for the six months ended June 30, 2015 and 2014, respectively	(506)	(207)	(1,313)	(443)
	(1,275)	2,579	(11,730)	3,944

Comprehensive income	$43,382	$22,086	$69,209	$78,305

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$80,939	$74,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,101	24,965
Foreign currency losses	13,811	48,264
Stock-based compensation	7,424	13,726
Deferred taxes	7,001	3,871
Changes in operating assets and liabilities:
Accounts receivable	(8,493)	27,121
Inventories, net	27,709	(54,218)
Prepaid expenses and other	11,333	(31,157)
Other assets	(16,500)	(14,797)
Accounts payable	5,112	(46,503)
Accrued expenses	4,910	(233,532)
Other liabilities	(7,745)	3,034

Net cash provided by (used in) operating activities	159,602	(184,865)

Cash flows from investing activities:
Purchases of property and equipment	(34,842)	(57,136)
Proceeds of investment sales	8,155	22,011
Purchases of investments	(8,155)	(13,655)

Net cash used in investing activities	(34,842)	(48,780)

Cash flows from financing activities:
Exercise of employee stock options	(1,039)	(2,656)
Payment of debt	(14,556)	(39,915)
Payment of cash dividends	(41,179)	(40,511)
Income tax benefit of options exercised	3,195	9,267
Proceeds from debt	20,000	65,680
Repurchases of shares of common stock	(75,862)	(25,002)

Net cash used in financing activities	(109,441)	(33,137)

Effect of exchange rate changes on cash	(11,320)	(38,870)

Net increase/(decrease) in cash and cash equivalents	3,999	(305,652)

Cash and cash equivalents, beginning of period	288,415	525,153

Cash and cash equivalents, end of period	$292,414	$219,501

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 2015, and for the three- and six-month periods ended June 30, 2015 and 2014. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2014 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Certain prior year amounts in the Consolidated Statements of Income, none of which are material, to current or prior periods, have not been reclassified to conform with the current year presentation.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2015 and 2014, stock options of  1.5 million and 2.1 million, respectively, and for the six-month periods ended June 30, 2015 and 2014, stock options of  1.5 million and 2.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In January and April 2015, the Company's board of directors declared a quarterly cash dividend of $0.35 per share. These quarterly cash dividends of  $20.7 million and $20.5 million were paid on March 18, 2015 and June 10, 2015 to stockholders of record on February 27, 2015 and May 22, 2015. In August 2015, the Company's board of directors declared a quarterly cash dividend of $0.35 per share to be paid on September 16, 2015 to stockholders of record on August 28, 2015.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts of 1.3 billion Japanese yen and 15.0 million euros ($10.6 million and $13.5 million, respectively) as of June 30, 2015 and 1.9 billion Japanese yen and 10.0 million euros ($18.7 million and $13.7 million, respectively) as of June 30, 2014, to hedge forecasted foreign-currency-denominated intercompany transactions.

The contracts held at June 30, 2015 have maturities through September 2016 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 15 months. The pre-tax net gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive loss to the income statement were $0.8 million and $0.3 million, respectively, for the three-month periods ended June 30, 2015 and 2014 and $2.0 million and $0.7 million, respectively, for the six-month periods ended June 30, 2015 and 2014. The corresponding tax effects of these transactions were recorded in provision for income tax expense. As of June 30, 2015 and December 31, 2014, there were $0.1 million and $1.1 million, respectively, of unrealized gains included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $63.3 million and $52.6 million as of June 30, 2015 and December 31, 2014, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.

5.	REPURCHASES OF COMMON STOCK

During the three-month period ended June 30, 2015, the Company repurchased 0.9 million shares of its Class A common stock under its open market stock repurchase plan for $49.6 million.  The Company did not repurchase any shares of its Class A common stock under its open market stock repurchase plan during the three-month period ended June 30, 2014.  During the six-month periods ended June 30, 2015 and 2014, the Company repurchased 1.4 million and 0.3 million shares of its Class A common stock under its open market repurchase plan for $75.9 million and $25.0 million, respectively. As of June 30, 2015, $271.5 million was available for repurchases under the open market stock repurchase program.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2015	2014	2015	2014

Greater China	$200,136	$229,869	$387,503	$508,798
North Asia	172,943	195,995	345,009	391,456
Americas	83,468	89,911	163,340	169,820
South Asia/Pacific	68,023	81,653	138,840	152,847
EMEA	35,639	52,599	68,849	98,167
Totals	$560,209	$650,027	$1,103,541	$1,321,088

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2015	2014	2015	2014

Nu Skin	$351,436	$391,968	$694,202	$794,079
Pharmanex	207,504	256,216	406,776	523,488
Other	1,269	1,843	2,563	3,521
Totals	$560,209	$650,027	$1,103,541	$1,321,088

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2015	2014	2015	2014

Mainland China	$149,251	$153,795	$283,448	$366,012
South Korea	109,023	118,797	217,800	232,797
Japan	63,920	77,198	127,209	158,659
United States	58,580	61,056	117,568	115,878

Long-lived assets:	June 30, 2015	December 31, 2014

Mainland China	$117,237	$103,445
South Korea	53,244	46,626
Japan	15,069	13,768
United States	274,867	287,103

7.	DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. As of June 30, 2015 and December 31, 2014, the Company had net deferred tax assets of $33.5 million and $40.0 million, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings each quarter.  Other than earnings the Company intends to reinvest indefinitely, the Company accrues for the U.S. federal and state income taxes applicable to the earnings.  For all foreign earnings, the Company accrues the applicable foreign income taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no federal or state income taxes in the U.S. have been provided, aggregate to $50.0 million as of December 31, 2014 and June 30, 2015.  The company anticipates indefinitely reinvesting an additional $20.0 million for the year ended December 31, 2015. If the amount designated as indefinitely reinvested as of December 31, 2014 was repatriated to the United States, the amount of incremental taxes would be approximately $5.3 million.

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

The Company is currently involved in a dispute related to customs assessments by Yokohama Customs on several of the Company's products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest.  Additional assessments related to any prior period are barred by applicable statutes of limitations.  The aggregate amount of these assessments and disputed duties was approximately 4.4 billion Japanese yen as of June 30, 2015 (approximately $35.9 million), net of recovery of consumption taxes. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice pursuant to the transaction value method under the World Trade Organization Customs Valuation Agreement or whether it must use one of the alternative valuation methods provided in that agreement, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation. Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that use of the manufacturer's invoice is the appropriate valuation method and that the additional assessments are improper and are not supported by applicable customs laws because they are based on an alternative valuation method.  The Company filed letters of protest with the applicable Customs authorities, which were rejected.  The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal.  The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which is not required to give deference to the decision made by the Ministry of Finance and which the Company believes will provide a more independent determination of the matter. In June 2015, the Tokyo District Court closed the proceedings, and we currently anticipate a decision on the matter sometime this year. In addition, the Company was previously required to post a bond or make a deposit to secure any additional duties that may have been due and payable on current imports, but it is no longer required to do so. Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be limited going forward as the Company purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In addition, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. On May 1, 2014, the court issued an order consolidating the derivative actions, appointing plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and appointing the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action. On July 25, 2014, a consolidated derivative complaint was filed. The Company moved to dismiss or stay the case, which the plaintiffs opposed. A hearing on that motion was held on July 17, 2015, and the court stayed the derivative action pending a resolution in the securities class action lawsuit and denied the motion to dismiss without prejudice to renewing the motion when the stay is lifted. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises, Inc. for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil H. Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises, Inc. The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises, Inc. for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund and Campbell. The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding their sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.

The purported class action lawsuit and derivative claim, or others filed alleging similar facts, could result in monetary or other penalties that may materially affect the Company's operating results and financial condition.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10.	DEBT

The following table summarizes the Company's debt facilities as of June 30, 2015. The Company's book value for both the individual and consolidated debt included in the table approximates fair value. The estimated fair value of its debt is based on interest rates available for debt with similar terms and remaining maturities. The Company has classified these instruments as Level 2 in the fair value hierarchy.

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2014	Balance as of June 30, 2015(1)(2)	Interest Rate	Repayment terms

Credit Agreement term loan facility:
U.S. dollar denominated:	$127.5 million	$125.9 million	$122.7 million	Variable 30 day: 2.4354%	One half of the principal amount payable in increasing quarterly installments over a five-year period that began on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	6.5 billion yen ($54.4 million as of December 31, 2014)	6.3 billion yen ($51.8 million as of June 30, 2015)	Variable 30 day: 2.31786%	One half of the principal amount payable in increasing quarterly installments over a five-year period that began on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:
	-	$72.5 million	$62.5 million	Variable 30 day: 2.4354%	Revolving line of credit expires October 2019.

Korean subsidiary loan:
	$20.0 million	-	$20.0 million	1.12%	One half of the principal amount payable on March 17, 2017 and the remainder payable on March 16, 2018.
____________________

(1)	As of June 30, 2015, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $71.3 million of the balance of its U.S. dollar denominated debt under the Credit Agreement term loan facility and $3.7 million of the balance of its Japanese yen-denominated debt under the Credit Agreement term loan facility. The Company has classified the amount borrowed under the Credit Agreement revolving credit facility as short term because it is the Company's intention to use this line of credit to borrow and pay back funds over short periods of time.

(2)	The carrying value of the debt reflects the amounts stated in the above table less debt financing costs of $4.9 million, which are not reflected in this table.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In July 2015, the Company's subsidiary, Nu Skin Japan Co., Ltd. entered into a lending agreement to issue unsecured bonds to Mizuho Bank LTD., a qualified institutional investor in Japan, in the amount of 2 billion Japanese yen (approximately $16.1 million) which is payable in installments over the next three years.

11.	ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation a disposal now must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014.  The adoption of this standard did not have a material impact on the Company's financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. ASU 2015-03 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory - Inventory (Topic 330). This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation." ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

12.      VENEZUELA HIGHLY INFLATIONARY ACCOUNTING

The Company commenced operations in Venezuela in 2007, where it markets a variety of personal care and nutritional products. Total assets in Venezuela as of June 30, 2015 and December 31, 2014 are $7.8 million and $14.6 million, of which $2.6 million and $8.2 million are monetary assets in each year respectively. The Venezuela subsidiary also had a $32.2 million and $34.8 million intercompany balance to its parent company as of June 30, 2015 and December 31, 2014, with respect to charges for inventory, commissions, license fees and service fees. The Company imports all of its products into Venezuela from the United States.  Venezuela represents a very small portion of the Company's overall business with sales during 2012, 2013 and 2014 representing approximately 0.7%, 1.1% and 1.0% of the Company's overall revenue, respectively.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

In the first quarter of 2015, Venezuela announced that it merged its SICAD I and SICAD II mechanisms into a single mechanism ("SICAD"), which is 12 bolivars per U.S. dollar, and it announced a new foreign exchange mechanism ("SIMADI"), which utilizes a variable exchange rate that was approximately 193 bolivars per U.S. dollar as of March 31, 2015. During the first quarter, the Company determined it would be most appropriate to utilize the SIMADI rate. The remeasurement of the Company's net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign currency exchange loss of $10.2 million during the first quarter of 2015.

13.	LEASE AND FINANCING OBLIGATIONS

In 2014, the Company's subsidiary in South Korea entered into a lease agreement with a third-party landlord for office buildings. In April 2015, the Company and the landlord entered into a new lease agreement on terms generally consistent with the 2014 lease. As part of the lease, the landlord agreed to renovate an existing building (the "Existing Building") and construct a new building (the "New Building") adjacent to the Existing Building.

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

At June 30, 2015, the Company had recognized $21.3 million as the value of the New Building offset by depreciation for the period of $0.1 million.  The Company also booked a corresponding financing obligation in the amount of $11.5 million, net of a $9.8 million deposit paid directly to the landlord, as part of Other liabilities in its consolidated balance sheets. The Company does not expect to recognize any additional project costs associated with the construction of the New Building or any additional financing obligation.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company had also recognized a $6.2 million tenant incentive asset and deferred tenant incentive liability associated with the Existing Building at June 30, 2015.

14.      ADJUSTMENT TO INVENTORY

During the second quarter of 2014, the Company made a determination to adjust its inventory carrying value.  Heightened media and regulatory scrutiny in Mainland China in the first part of 2014, and the voluntary actions the Company took in response to such scrutiny, had a negative impact on the size of the Company's limited-time offer in June 2014, which significantly reduced its expectations for plans to sell ageLOC TR90 in a limited-time offer later in 2014 or the beginning of 2015.   This resulted in a $50.0 million write-down of estimated surplus inventory in Mainland China.  Total adjustments to the Company's inventory carrying value as of June 30, 2015 and December 31, 2014 were $40.3 million and $56.0 million, respectively.

15.      ADDITIONAL QUARTERLY DISCLOSURES

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	June 30, 2015	December 31, 2014

Raw materials	$139,599	$101,479
Finished goods	165,428	237,012
	$305,027	$338,491

Fair Value

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at June 30, 2015
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$66,622	$-	$-	$66,622
Forward contracts	-	102	-	102
Life insurance contracts	-	-	26,975	26,975
Total	$66,622	$102	$26,975	$93,699

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$86,574	$-	$-	$86,574
Forward contracts	-	1,661	-	1,661
Life insurance contracts	-	-	26,280	26,280
Total	$86,574	$1,661	$26,280	$114,515

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts

Beginning balance at January 1, 2015	$26,280
Actual return on plan assets
Relating to assets still held at the reporting date	249
Purchases and issuances	772
Sales and settlements	(326)
Transfers into Level 3	-
Ending balance at June 30, 2015	$26,975

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, product introductions and offerings, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, and other financial items; statements of management's expectations and beliefs regarding the Company's markets; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits or investigations; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein.  For a summary of these risks, see "Item 1A – Risk Factors" of this Quarterly Report, as well as the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 and in subsequent Quarterly Reports on Form 10-Q (our "Periodic Reports").

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes, Management's Discussion and Analysis included in our Periodic Reports, and our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report.

Overview

Revenue for the three-month period ended June 30, 2015 decreased 14% to $560.2 million, compared to the prior-year period, and revenue for the six-month period ended June 30, 2015 decreased 16% to $1.1 billion, compared to the prior-year period. Foreign currency fluctuations negatively impacted revenue 7% in both periods, and we currently expect that the stronger U.S. dollar will continue to impact our results in 2015. Revenue comparisons for the second quarter and first half were impacted by approximately $76 million and $109 million, respectively, in limited-time offer sales in the prior-year periods, with no significant limited-time offers during the first half of the current year. Sales Leaders and Actives for the quarter were down 1% and 6%, respectively, compared to the prior year.

Earnings per share for the second quarter and first half of 2015 were $0.75 and $1.35, respectively, compared to $0.32 and $1.22 for the prior-year periods. The year-over-year increase in earnings per share reflects two significant charges taken in 2014: a $46.3 million charge in the first half of 2014 resulting from the impact of the devaluation of the Venezuelan currency on the monetary assets and liabilities of our Venezuela entity, $25.3 million of which related to the second quarter of 2014, and a $50.0 million charge for the write-down of inventory, primarily in Mainland China, in the second quarter of 2014.

We expect that our revenue for the remainder of 2015 and for 2016 will be positively impacted by the introduction of new products. We currently plan to introduce our ageLOC Youth nutritional supplement and our ageLOC Me personalized skin care system in certain markets during the third and fourth quarters of 2015 and continuing into 2016. We also plan to launch our cosmetic oil products later this year under our ageLOC brand in the Greater China region and our Epoch® essential oils in certain markets in the South Asia/Pacific and EMEA regions.

Revenue

Greater China.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2015 and 2014 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change

Mainland China	$ 149.2	$ 153.8	(3%)	$ 283.4	$ 366.0	(23%)
Taiwan/Hong Kong	50.9	76.1	(33%)	104.1	142.8	(27%)
Greater China total	$ 200.1	$ 229.9	(13%)	$ 387.5	$ 508.8	(24%)

Foreign currency fluctuations did not impact revenue in this region for the three-month period ended June 30, 2015, and negatively impacted revenue 1% during the six-month period ended June 30, 2015, compared to the prior-year periods. Sales Leaders and Actives in Mainland China increased 2% and decreased 16%, respectively, compared to the prior-year quarter. Sales Leaders and Actives in Taiwan were down 9% and 17%, respectively, and in Hong Kong they were down 12% and 16%, respectively, compared to the prior-year quarter.

The year-over-year revenue decline for the quarter reflects approximately $55 million in revenue in this region in the second quarter of 2014 generated by a limited-time offer of ageLOC Tru Face Essence Ultra and TR90. The decline for the six-month period also reflects an additional approximately $15 million of revenue in the first quarter of 2014 from the final phase of our global limited-time offer of TR90 in the Greater China region, and the disruption of our business in Mainland China that has impacted results in the region.

Sequentially, Sales Leaders and Actives in the Greater China region increased 15% and decreased 9%, respectively, from the first quarter of 2015.  We believe the increase in Sales Leaders reflects enthusiasm for upcoming product launches in the region.

We currently plan to launch our ageLOC Essentials line of cosmetic oils in this region later this year.

North Asia.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2015 and 2014 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change

South Korea	$ 109.0	$ 118.8	(8%)	$ 217.8	$ 232.8	(6%)
Japan	63.9	77.2	(17%)	127.2	158.7	(20%)
North Asia total	$ 172.9	$ 196.0	(12%)	$ 345.0	$ 391.5	(12%)

Revenue in the region for the three- and six-month periods ended June 30, 2015 was negatively impacted approximately 10% and 8%, respectively, by foreign currency fluctuations compared to the prior-year periods. Foreign currency fluctuations negatively impacted revenue 6% and 16% in South Korea and Japan, respectively, for the second quarter of 2015, and 4% and 14% for the first half of 2015, compared to the same prior-year periods.

Local-currency revenue in South Korea was down 2% for both the three- and six-month periods ended June 30, 2015, compared to the prior-year periods. Our Sales Leaders and Actives in South Korea increased 5% and decreased 2%, respectively, compared to the prior-year period. Concerns related to recent cases of Middle East Respiratory Syndrome caused temporary disruption of our sales force and business meetings in this region during the quarter.

Local-currency revenue in Japan during the second quarter of 2015 decreased 2%, compared to the same period in 2014, and decreased 6% for the first half of 2015, compared to the first half of 2014. Sales Leaders and Actives in Japan decreased 8% and 1%, respectively, compared to the second quarter of 2014, reflecting challenges related to the difficult direct selling environment in Japan. We continue to be cautious in our promotional activities in Japan.

We currently plan to introduce our ageLOC Me personalized skin care system in this region during the fourth quarter of 2015.

Americas.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2015 and 2014 for the Americas region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change

United States/Canada	$ 68.6	$ 72.6	(6%)	$ 137.2	$ 139.1	(1%)
Latin America	14.9	17.3	(14%)	26.1	30.7	(15%)
Americas total	$ 83.5	$ 89.9	(7%)	$ 163.3	$ 169.8	(4%)

Revenue in the region for the three- and six-month periods ended June 30, 2015 was negatively impacted 13% and 16% by foreign currency fluctuations compared to the same prior-year periods. Strong local-currency growth in Latin America was offset by the continued devaluation of the Venezuelan currency and the weakening of other currencies against the U.S. dollar. The year-over-year comparisons are also negatively impacted by approximately $11 million in sales generated by the limited-time offer of TR90 in the Americas during the second quarter of 2014. Second-quarter revenue in 2015 was positively impacted by a promotional offering of our essential oil products in the United States and Canada. We subsequently launched our essential oil products in these markets at the end of June 2015.

Sales Leaders and Actives in the Americas region increased by 4% and decreased by 5%, respectively, when compared to the prior year.

We currently plan to introduce our ageLOC Youth nutritional supplement in this region later this year.

South Asia/Pacific.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2015 and 2014 for the South Asia/Pacific region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change

South Asia/Pacific	$ 68.0	$ 81.7	(17%)	$ 138.8	$ 152.8	(9%)

Foreign currency fluctuations in South Asia/Pacific negatively impacted revenue 8% and 7%, respectively, in the three- and six-month periods ended June 30, 2015, compared to the same prior-year periods. Softness throughout most of the region during the second quarter of 2015 was partially offset by growth in Indonesia and Vietnam. We believe this softness was due in part to a lack of new product initiatives, as our new product initiatives are scheduled for the second half of the year. Sales Leaders in the region decreased 2% and Actives remained even compared to the prior year.

We currently plan to introduce our ageLOC Youth nutritional supplement in certain markets of this region during the third quarter of 2015.

EMEA. The following table sets forth revenue for the three- and six-month periods ended June 30, 2015 and 2014 for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change

EMEA	$ 35.6	$ 52.6	(32%)	$ 68.8	$ 98.2	(30%)

Foreign currency fluctuations in the EMEA region negatively impacted revenue by 17% in both the three- and six-month periods ended June 30, 2015, compared to the same prior-year periods. The year-over-year comparisons also reflect approximately $8 million in sales generated by our limited-time offer of TR90 in EMEA during the second quarter of 2014. Revenue was also negatively impacted by a decline in Sales Leaders and Actives of 10% and 7%, respectively, when compared to the second quarter of 2014, which we believe was due in part to a lack of new product initiatives, as our new product initiatives are scheduled for the second half of the year.

We currently plan to introduce our ageLOC Me personalized skin care system later this year in this region.

Gross profit

Gross profit as a percentage of revenue was 80.3% in the second quarter of 2015 and 80.5% in the first half of 2015, compared to 76.0% and 80.1% in the same prior-year periods. The year-over-year increase reflects a $50.0 million write-down of inventory, primarily in Mainland China, in the second quarter of 2014. The impact of this inventory write-down was partially offset by the 2015 reclassification of certain overhead expenses related to warehousing and shipping products from general and administrative expense to cost of sales. The amount that was reclassified from general and administrative expense to cost of sales was $7.6 million for the second quarter of 2015 and $8.3 million for the first quarter of 2015. We did not revise prior-period financial statements because the reclassification was not material to the prior periods.

Selling expenses

Selling expenses as a percentage of revenue decreased to 42.7% for the three-month period ended June 30, 2015 from 43.6% for the same period in 2014. Selling expenses as a percentage of revenue decreased to 42.9% for the six-month period ended June 30, 2015 from 45.2% for the same period in 2014. Selling expenses as a percentage of revenue in the first half of 2015 were lower due to a reduction in the number of Sales Leaders qualifying for incentive trips and other promotional incentives. In addition, the salaries of our sales employees in Mainland China are fixed for a three-month period of time, until they are adjusted during a quarterly evaluation process. Consequently, our selling expenses as a percentage of revenue were relatively high in the first quarter of 2014 because a portion of our sales compensation remained fixed while our revenue was negatively impacted by the voluntary measures we took in Mainland China during that quarter.

General and administrative expenses

General and administrative expenses decreased to $138.7 million in the second quarter of 2015 and $274.3 in the first half of 2015, compared to $155.7 million and $305.8 in the respective prior-year periods. As a percentage of revenue, general and administrative expenses increased to 24.8% and 24.9% for the three- and six-month periods ended June 30, 2015 from 24.0% and 23.2% for the same periods in 2014. General and administrative expenses were impacted by the 2015 reclassification of overhead expenses from general and administrative expense into cost of sales as discussed under "Gross profit" above. In addition, we reduced our general and administrative expenses, such as labor expenses and promotional activities, as revenue declined.

Other income (expense), net

Other income (expense), net for the three- and six-month periods ended June 30, 2015 was $2.8 million of expense and $15.0 million of expense, respectively, compared to $21.1 million of expense and $38.6 million of expense for the same periods in 2014. These year-over-year decreases in expense were largely due to a first-half 2014 foreign currency charge of $46.3 million resulting from the impact of the devaluation of the Venezuelan currency on the monetary assets and liabilities of our Venezuela entity, $25.3 million of which related to the second quarter of 2014.  We similarly incurred a $10.2 million foreign currency charge related to Venezuela during the first quarter of 2015. For more information about these charges, see "—Liquidity and Capital Resources."

Provision for income taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2015 was $24.4 million and $44.5 million, compared to $14.1 million and $42.9 million for the same periods in 2014. The effective tax rate was 35.3% and 35.5%, respectively, of pre-tax income during the three- and six-month periods ended June 30, 2015, compared to 42.0% and 36.6% in the same prior-year periods. The decrease in the effective tax rate in 2015 was due largely to the impact of the 2014 foreign currency charge related to Venezuela, for which a deductible tax expense is not allowed until profit is realized in that market.

Net income

As a result of the foregoing factors, net income for the second quarter and first half of 2015 was $44.7 million and $80.9 million, respectively, compared to $19.5 million and $74.4 million, respectively, for the same periods in 2014.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt in order to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $159.6 million in cash from operations during the first half of 2015, compared to a net outflow of $184.9 million in cash from operations during the prior-year period. The increase in cash generated from operations reflects two significant uses of cash in the first half of 2014: (1) the payment of a significant amount of expenses that were accrued as of the end of 2013, following a quarter of record sales and a record number of sales representatives who qualified for incentive trips; and (2) payments to build up a large amount of inventory for planned product launches in 2014, increasing our inventory balance by a net $50.0 million from December 31, 2013 to June 30, 2014. Our inventory balance decreased by a net $33.5 million from December 31, 2014 to June 30, 2015.

As of June 30, 2015, working capital was $387.0 million, compared to $416.3 million as of December 31, 2014. Cash and cash equivalents, including current investments, as of June 30, 2015 and December 31, 2014 were $303.9 million and $300.2 million, respectively.

Capital expenditures in the first half of 2015 were $34.8 million, and we anticipate additional capital expenditures of approximately $35 million for the remainder of 2015. Our 2015 capital expenditures are primarily related to:

•          purchases of computer systems and software, including equipment and development costs;

•	the expansion and upgrade of facilities in our various markets; and

•	purchase of tooling and manufacturing equipment related to the development of new products.

Our Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent, provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of June 30, 2015, we had debt pursuant to the Credit Agreement of $232.1 million, consisting of $122.7 million and 6.3 billion Japanese yen ($51.8 million) under the term loan facilities and $62.5 million under the revolving credit facility, less a debt discount of $4.9 million. Please refer to Note 10 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement and other debt.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first half of 2015, we repurchased 1.4 million shares of Class A common stock under this program for $75.9 million.  As of June 30, 2015, $271.5 million was available for repurchases under the stock repurchase program.

In January and April 2015, our board of directors declared a quarterly cash dividend of $0.35 per share. These quarterly cash dividends of $20.7 million and $20.5 million were paid on March 18, 2015 and June 10, 2015 to stockholders of record on February 27, 2015 and May 22, 2015. In August 2015, our board of directors declared a quarterly cash dividend of $0.35 per share to be paid on September 16, 2015 to stockholders of record on August 28, 2015. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of June 30, 2015 and December 31, 2014, we held $303.9 million and $300.2 million, respectively, in cash and cash equivalents, including current investments.  Cash and cash equivalents includes $244.4 million and $195.7 million as of June 30, 2015 and December 31, 2014, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, with the exception of cash in Venezuela which is subject to currency exchange restrictions by the government of Venezuela. Currency exchange restrictions in Venezuela require approval from the government's currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends to the United States. We have been unsuccessful in obtaining U.S. dollars at the official exchange rates and under alternative exchange mechanisms described below. As a result, these foreign exchange controls in Venezuela have limited our ability to repatriate earnings and settle our intercompany obligations, which has resulted in the accumulation of bolivar denominated cash and cash equivalents in Venezuela.

During the first quarter of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela. As of March 31, 2014, we determined it would be most appropriate to utilize the SICAD I rate, which was approximately 10.7 bolivars per U.S. dollar. As a result, we incurred a $14.7 million charge related to the translation of our monetary assets in Venezuela. During the second quarter, we determined that it would be most appropriate to use the SICAD II rate, which is approximately 50 bolivars per U.S. dollar, as we had still not received any approvals under SICAD I. The remeasurement of our net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign exchange loss of $25.3 million during the three months ended June 30, 2014. During the first quarter of 2015, Venezuela announced that it merged its SICAD I and SICAD II mechanisms into a single mechanism ("SICAD"), which is 12 bolivars per U.S. dollar, and it announced a new foreign exchange mechanism ("SIMADI"), which utilizes a variable exchange rate that was approximately 193 bolivars per U.S. dollar as of March 31, 2015. During the first quarter, we determined it would be most appropriate to utilize the SIMADI rate. The remeasurement of our net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign currency exchange loss of $10.2 million during the first quarter of 2015. As of June 30, 2015, cash and cash equivalents in Venezuela were $2.6 million. Based on the amount of cash we have in this market and the actions we have taken to date, we believe the risks in this market have largely been mitigated.

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We currently have in place an intercompany loan arrangement, which allows us to access a portion of available cash in Mainland China pending our repatriation of dividends. As of June 30, 2015, we had $75.3 million in cash denominated in Chinese RMB. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Except for partial indefinite reinvestment in two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended June 30, 2015.

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

	As of June 30, 2015		As of June 30, 2014
Region:	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	215,000	25,956	256,000	26,192
North Asia	387,000	16,991	393,000	17,186
Americas	180,000	7,892	189,000	7,627
South Asia/Pacific	120,000	7,279	120,000	7,450
EMEA	113,000	4,042	121,000	4,468
Total	1,015,000	62,160	1,079,000	62,923

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, a significant portion of which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries' primary markets is considered the functional currency with the exception of our Asia product-distribution subsidiary in Singapore and our Venezuela subsidiary. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from Mainland China, South Korea and Japan, any weakening of these currencies negatively impacts reported revenue and profits, whereas a strengthening of these currencies positively impacts our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. During 2014 and the first half of 2015, the strengthening of the U.S. dollar against other currencies significantly impacted our financial results.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency.  We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  As of June 30, 2015, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 1.3 billion Japanese yen ($10.6 million as of June 30, 2015) and 15.0 million euros ($13.5 million as of June 30, 2015) to hedge forecasted foreign-currency-denominated intercompany transactions; and at June 30, 2014, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 1.9 billion Japanese yen ($18.7 million as of June 30, 2014) and 10.0 million euros ($13.7 million as of June 30, 2014).  Because of our foreign exchange contracts at June 30, 2015, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 9 to the consolidated financial statements contained in this report and to our recent SEC filings, including our Annual Report on Form 10-K for the 2014 fiscal year and our Quarterly Report on Form 10-Q for the 2015 first quarter, for information and developments regarding our legal proceedings.

ITEM 1A.             RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2014 fiscal year and our Quarterly Report on Form 10-Q for the 2015 first quarter.

Production difficulties, quality control problems and inaccurate forecasting could harm our business.

Production difficulties and quality control problems and our reliance on third party suppliers to manufacture and deliver products that meet our specifications in a timely manner could harm our business. Occasionally, we have experienced production difficulties with respect to our products, including the availability of raw materials and products that do not meet our specifications and quality control standards. These production difficulties and quality problems have in the past, and could in the future, result in stock outages or shortages in our markets with respect to such products, harm our sales, or create inventory write-downs for unusable products.

Our ageLOC Me personalized skin care system includes multiple new product formulations and a new proprietary hands-free dispenser.  By gathering information from consumers through a series of questions on a mobile-device app, ageLOC Me enables consumers to personalize a daily regimen based on individual preferences and skin care needs.  It is possible that the product formulations, dispenser and degree of customization will not meet consumers' expectations.  Because of the novelty of this system, there could be manufacturing, quality control or other technical problems or consumer issues with the dispenser, and the product formulations and customization might not be compatible with consumers' skin sensitivities and selected preferences.  The system contains a large number of SKUs, and there is a degree of unpredictability in forecasting inventory needs.  Any problems with ageLOC Me or our other products could lead to an increase in product returns and negatively impact our reputation, revenue and profitability.

Difficult economic conditions could harm our business.

Global economic conditions continue to be challenging. Difficult economic conditions could adversely affect our business by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our sales force and consumers to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition. For example, the significant recent decline in Mainland China's stock market and other negative economic indicators have caused uncertainty regarding the potential for growth in Mainland China's economy. Continued declines in economic conditions in Mainland China could negatively impact our business and revenue in that market and in other markets globally.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 – 30, 2015	149,800	$ 59.66	149,800	$ 312.2
May 1 – 31, 2015	224,582	$ 53.71	224,582	$ 300.1
June 1 – 30, 2015	565,201	$ 50.54	565,201	$ 271.5
Total	939,583		939,583

____________________
(1)	In July 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan, and the most recent increase of $400.0 million was announced in August 2013. As of June 30, 2015, a total amount of $1,345.0 million was authorized, and we had repurchased $1,073.5 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                        Description

10.1	Employment Agreement, effective as of April 16, 2015, between the Company and Joseph Y. Chang (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 20, 2015).
10.2	Amendment No. 1 to the Credit Agreement, dated as of October 9, 2014, among the Company, various financial institutions, and Bank of America, N.A. as administrative agent, dated as of May 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 19, 2015).
31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2015

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)