Form 10-Q
period 2015-09-30
NU SKIN ENTERPRISES INC
filed 2015-11-03
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
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

As of October 31, 2015, 57,230,966 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 QUARTERLY REPORT ON FORM 10-Q – THIRD QUARTER 2015

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

  ITEM 1.                          FINANCIAL STATEMENTS

  NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$305,808	$288,415
Current investments	10,883	11,793
Accounts receivable	35,682	35,834
Inventories, net	260,464	338,491
Prepaid expenses and other	164,046	160,134
	776,883	834,667

Property and equipment, net	459,644	464,783
Goodwill	112,446	112,446
Other intangible assets, net	68,862	75,062
Other assets	135,623	127,476
Total assets	$1,553,458	$1,614,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,718	$34,712
Accrued expenses	308,600	300,847
Current portion of long-term debt	66,743	82,770
	411,061	418,329

Long-term debt	186,222	164,567
Other liabilities	95,657	89,100
Total liabilities	692,940	671,996

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	415,026	414,394
Treasury stock, at cost – 33.1 million and 31.6 million shares, respectively	(959,504)	(862,608)
Accumulated other comprehensive loss	(73,000)	(51,521)
Retained earnings	1,477,905	1,442,082
	860,518	942,438
Total liabilities and stockholders' equity	$1,553,458	$1,614,434

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$571,308	$638,800	$1,674,849	$1,959,888
Cost of sales	152,755	109,275	368,073	371,929

Gross profit	418,553	529,525	1,306,776	1,587,959

Operating expenses:
Selling expenses	240,260	263,203	713,714	859,879
General and administrative expenses	135,752	161,366	410,074	467,190

Total operating expenses	376,012	424,569	1,123,788	1,327,069

Operating income	42,541	104,956	182,988	260,890
Other income (expense), net	(14,428)	1,073	(29,454)	(37,554)

Income before provision for income taxes	28,113	106,029	153,534	223,336
Provision for income taxes	11,846	37,721	56,328	80,667

Net income	$16,267	$68,308	$97,206	$142,669

Net income per share (Note 2):
Basic	$0.28	$1.15	$1.66	$2.42
Diluted	$0.28	$1.12	$1.63	$2.34

Weighted-average common shares outstanding (000s):
Basic	57,725	59,249	58,403	59,058
Diluted	58,663	60,777	59,565	61,010

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$16,267	$68,308	$97,206	$142,669

Other comprehensive income, net of tax:

Foreign currency translation adjustment, net of taxes of $2,787 and $(2,311) for the three months ended September 30, 2015 and 2014, respectively, and $(3,036) and $(2,367) for the nine months ended September 30, 2015 and 2014, respectively	(9,629)	(3,392)	(20,355)	1,578

Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $61 and $(683) for the three months ended September 30, 2015 and 2014, respectively, and $(109) and $(361) for the nine months ended September 30, 2015 and 2014, respectively	(110)	1,239	199	656

Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $5 and $290 for the three months ended September 30, 2015 and 2014, respectively, and $729 and $535 for the nine months ended September 30, 2015 and 2014, respectively	(10)	(527)	(1,323)	(970)

	(9,749)	(2,680)	(21,479)	1,264

Comprehensive income	$6,518	$65,628	$75,727	$143,933

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$97,206	$142,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,101	38,933
Foreign currency losses	24,953	47,570
Stock-based compensation	4,444	16,320
Deferred taxes	12,110	8,795
Changes in operating assets and liabilities:
Accounts receivable	(2,067)	27,094
Inventories, net	65,692	(37,107)
Prepaid expenses and other	(3,586)	(41,879)
Other assets	(18,387)	(17,721)
Accounts payable	2,252	(53,273)
Accrued expenses	15,455	(284,965)
Other liabilities	(8,209)	2,307

Net cash provided by (used in) operating activities	241,964	(151,257)

Cash flows from investing activities:
Purchases of property and equipment	(44,171)	(80,580)
Proceeds of investment sales	11,526	27,328
Purchases of investments	(11,526)	(17,522)

Net cash used in investing activities	(44,171)	(70,774)

Cash flows from financing activities:
Exercises of employee stock options	(1,107)	(3,146)
Payments of cash dividends	(61,382)	(60,964)
Payments on debt financing	(31,954)	(102,167)
Proceeds from long-term debt	36,217	115,220
Income tax benefit of options exercised	4,731	9,637
Repurchases of shares of common stock	(104,058)	(25,002)

Net cash used in financing activities	(157,553)	(66,422)

Effect of exchange rate changes on cash	(22,847)	(41,756)

Net increase (decrease) in cash and cash equivalents	17,393	(330,209)

Cash and cash equivalents, beginning of period	288,415	525,153

Cash and cash equivalents, end of period	$305,808	$194,944

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.      THE COMPANY

Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. Over the last several years, the Company has introduced new Pharmanex nutritional supplements and Nu Skin personal care products under its ageLOC anti-aging brand. The Company reports revenue from five geographic regions:  Greater China, which consists of Mainland China, Hong Kong, Macau and Taiwan; North Asia, which consists of Japan and South Korea; South Asia/Pacific, which consists of Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; Americas, which consists of the United States, Canada and Latin America; and Europe, Middle East and Africa ("EMEA"), which consists of several markets in Europe as well as Israel, Russia, Ukraine and South Africa (the Company's subsidiaries operating in these countries in each region are collectively referred to as the "Subsidiaries").

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of September 30, 2015, and for the three- and nine-month periods ended September 30, 2015 and 2014. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2014 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Certain prior-year amounts in the Consolidated Statements of Income, none of which are material to current or prior periods, have not been reclassified to conform with the current year presentation.

2.      NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2015 and 2014, stock options of 1.6 million and 2.8 million, respectively, and for the nine-month periods ended September 30, 2015 and 2014, stock options of 1.6 million and 2.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.      DIVIDENDS PER SHARE

In January, April and August 2015, the Company's board of directors declared a quarterly cash dividend of $0.35 per share.  These quarterly cash dividends of $20.7 million, $20.5 million and $20.2 million were paid on March 18, 2015, June 10, 2015 and September 16, 2015 to stockholders of record on February 27, 2015, May 22, 2015 and August 28, 2015.  In October 2015, the Company's board of directors declared a quarterly cash dividend of $0.35 per share to be paid on December 9, 2015 to stockholders of record on November 20, 2015.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts of 2.0 billion Japanese yen and 15.0 million euros ($16.7 million and $16.8 million, respectively) as of September 30, 2015 and 800 million Japanese yen and 7.0 million euros ($7.3 million and $8.8 million, respectively) as of September 30, 2014, to hedge forecasted foreign-currency-denominated intercompany transactions.

The contracts held at September 30, 2015 have maturities through December 2016 and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 15 months.  The pre-tax net gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive loss to the income statement were none and $0.8 million, respectively, for the three-month periods ended September 30, 2015 and 2014 and $2.1 million and $1.5 million, respectively, for the nine-month periods ended September 30, 2015 and 2014.  The corresponding tax effects of these transactions were recorded in provision for income tax expense.  As of September 30, 2015 and December 31, 2014, there were $0.1 million of unrealized losses and $1.1 million of unrealized gains included in accumulated other comprehensive loss related to foreign currency cash flow hedges.  The remaining $72.9 million and $52.6 million as of September 30, 2015 and December 31, 2014, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.

5.      REPURCHASES OF COMMON STOCK

During the three-month period ended September 30, 2015, the Company repurchased 0.6 million shares of its Class A common stock under its open market stock repurchase plan for $28.2 million. The Company did not repurchase any shares of its Class A common stock under its open market stock repurchase plan during the three-month period ended September 30, 2014. During the nine-month periods ended September 30, 2015 and 2014, the Company repurchased 2.1 million and 0.3 million shares of its Class A common stock under its open market repurchase plan for $104.1 million and $25.0 million, respectively.  As of September 30, 2015, $244.8 million was available for repurchases under the open market stock repurchase plan. In October 2015, our board terminated the open market stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500.0 million.

6.      SEGMENT INFORMATION

The Company operates in a single operating segment by selling products through a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China.  In Mainland China, the Company utilizes sales employees, independent direct sellers and independent marketers to distribute its products.  Independent direct sellers can sell away from the Company's stores where the Company has obtained a direct selling license to do so.  Independent marketers are licensed business owners who are authorized to sell the Company's products either at their own approved premises or through the Company's stores.  Selling expenses are the Company's largest expense, comprised of sales compensation and incentives paid to its sales force.  The Company manages its business primarily by managing its sales force.  The Company does not use profitability reports on a regional or divisional basis for making business decisions.  However, the Company does report revenue in five geographic regions: Greater China, North Asia, South Asia/Pacific, Americas and EMEA.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2015	2014	2015	2014

Greater China	$188,669	$226,744	$576,172	$735,542
North Asia	167,748	205,488	512,757	596,944
South Asia/Pacific	108,857	88,915	247,697	241,762
Americas	70,775	76,737	234,115	246,557
EMEA	35,259	40,916	104,108	139,083
Totals	$571,308	$638,800	$1,674,849	$1,959,888

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2015	2014	2015	2014

Nu Skin	$324,115	$392,513	$1,018,317	$1,186,592
Pharmanex	245,569	244,690	652,345	768,178
Other	1,624	1,597	4,187	5,118
Totals	$571,308	$638,800	$1,674,849	$1,959,888

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2015	2014	2015	2014

Mainland China	$138,050	$152,983	$421,498	$518,995
South Korea	104,012	127,094	321,812	359,891
Japan	63,736	78,394	190,945	237,053
United States	52,720	54,241	170,288	170,119

Long-lived assets:	September 30, 2015	December 31, 2014

Mainland China	$112,915	$103,445
South Korea	48,977	46,626
Japan	14,404	13,768
United States	272,034	287,103

7.      DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.  As of September 30, 2015 and December 31, 2014, the Company had net deferred tax assets of $27.1 million and $40.0 million, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings each quarter.  Other than earnings the Company intends to reinvest indefinitely, the Company accrues for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, the Company accrues the applicable foreign income taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no federal or state income taxes in the U.S. have been provided, aggregate to $50.0 million as of December 31, 2014 and September 30, 2015. The company anticipates indefinitely reinvesting an additional $20.0 million for the year ended December 31, 2015. If the amount designated as indefinitely reinvested as of December 31, 2014 was repatriated to the United States, the amount of incremental taxes would be approximately $5.3 million.

8.            UNCERTAIN TAX POSITIONS
The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company has filed U.S. federal tax returns for all years through and including 2014, and is no longer subject to tax examinations from the United States Internal Revenue Service (the "IRS") for any of these years except for 2011. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2011. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2016 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2009. However, statutes in certain countries may be as long as ten years for transfer pricing related issues. Along with the IRS examination of 2011, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

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

The Company is currently involved in a dispute related to customs assessments by Yokohama Customs on several of the Company's products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest (the Company was previously required to post a bond or make a deposit to secure any additional duties that may have been due and payable on current imports, but it is no longer required to do so). Additional assessments related to any prior period are barred by applicable statutes of limitations.  The aggregate amount of these assessments and disputed duties was approximately 4.4 billion Japanese yen as of September 30, 2015 (approximately $37.0 million), net of recovery of consumption taxes. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice pursuant to the transaction value method under the World Trade Organization Customs Valuation Agreement or whether it must use one of the alternative valuation methods provided in that agreement, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation. Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that use of the manufacturer's invoice is the appropriate valuation method and that the additional assessments are improper and are not supported by applicable customs laws because they are based on an alternative valuation method.  Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. The Company filed letters of protest with the applicable Customs authorities, which were rejected.  The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal.  The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which is not required to give deference to the decision made by the Ministry of Finance and which the Company believes will provide a more independent determination of the matter. In June 2015, the Tokyo District Court closed the proceedings, and we currently anticipate a decision on the matter sometime this year. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be limited going forward as the Company purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

The Company is also currently being sued in a purported class action lawsuit and derivative claim relating to negative media and regulatory scrutiny regarding the Company's business in Mainland China and the associated decline in the Company's stock price. Beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. On May 1, 2014, the court consolidated the various purported class actions, appointed State-Boston Retirement System as lead plaintiff in the consolidated action and appointed the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action. On June 30, 2014, a consolidated class action complaint was filed. On February 26, 2015, the court denied the Company's motion to dismiss the case. The consolidated class action complaint purports to assert claims on behalf of certain of the Company's stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt. The consolidated class action complaint alleges that, inter alia, the Company made materially false and misleading statements regarding its sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities. The Company believes that the claims asserted in the consolidated class action complaint are without merit and intends to vigorously defend itself.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In addition, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. On May 1, 2014, the court issued an order consolidating the derivative actions, appointing plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and appointing the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action. On July 25, 2014, a consolidated derivative complaint was filed. On July 17, 2015, the court stayed the derivative action pending a resolution in the securities class action lawsuit and denied the Company's motion to dismiss without prejudice to renewing the motion when the stay is lifted. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises, Inc. for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil H. Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises, Inc. The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises, Inc. for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund and Campbell. The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding their sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.

The purported class action lawsuit and derivative claim, or others filed alleging similar facts, could result in monetary or other penalties that may materially affect the Company's operating results and financial condition. At this stage of the proceedings, the Company is unable to make an estimate of the potential loss, if any, arising from these matters.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10.      DEBT

The following table summarizes the Company's debt facilities as of September 30, 2015.  The Company's book value for both the individual and consolidated debt included in the table approximates fair value.  The estimated fair value of its debt is based on interest rates available for debt with similar terms and remaining maturities.  The Company has classified these instruments as Level 2 in the fair value hierarchy.

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2014	Balance as of September 30, 2015(1)(2)	Interest Rate	Repayment terms

Credit Agreement term loan facility:
U.S. dollar denominated:	$127.5 million	$125.9 million	$121.1 million	Variable 30 day: 2.447%	One half of the principal amount payable in increasing quarterly installments over a five-year period that began on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	6.5 billion yen ($54.4 million as of December 31, 2014)	6.3 billion yen ($52.3 million as of September 30, 2015)	Variable 30 day: 2.305%	One half of the principal amount payable in increasing quarterly installments over a five-year period that began on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:
		$72.5 million	$47.5 million	Variable 30 day: 2.447%	Revolving line of credit expires October 2019.

Korea subsidiary loan:
	$20.0 million	─	$20.0 million	1.12%	One half of the principal amount payable on March 17, 2017 and the remainder payable on March 16, 2018.

Japan subsidiary loan:
	2.0 billion yen	─	2.0 billion yen ($16.7 million as of September 30, 2015)	0.66%	Payable in semi-annual installments over three years beginning January 31, 2016.

(1)	As of September 30, 2015, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $57.1 million of the balance of its U.S. dollar-denominated debt under the Credit Agreement term loan facility, $4.1 million of the balance of its Japanese yen-denominated debt under the Credit Agreement term loan facility and $5.5 million of the Japan subsidiary loan. The Company has classified the amount borrowed under the Credit Agreement revolving credit facility as short term because it is the Company's intention to use this line of credit to borrow and pay back funds over short periods of time.

(2)	The carrying value of the debt reflects the amounts stated in the above table less debt financing costs of $4.6 million, which are not reflected in this table.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.      ACCOUNTING PRONOUNCEMENTS
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation, a disposal now must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and was effective for annual periods, and interim periods within those years, beginning after December 15, 2014.  The adoption of this standard did not have a material impact on the Company's financial statements.
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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. In August 2015, the FASB issued ASU 2015-15, Interest – Imputations of Interest, due to the absence of guidance within update 2015-03 for debt issuance costs related to line-of-credit arrangements. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
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
12.            VENEZUELA HIGHLY INFLATIONARY ACCOUNTING

The Company commenced operations in Venezuela in 2007, where it markets a variety of personal care and nutritional products.  Total assets in Venezuela as of September 30, 2015 and December 31, 2014 are $8.2 million and $14.6 million, of which $3.2 million and $8.2 million are monetary assets in each year respectively.  The Venezuela subsidiary also had a $32.8 million and $34.8 million intercompany balance to its parent company as of September 30, 2015 and December 31, 2014, with respect to charges for inventory, commissions, license fees and service fees. The Company imports all of its products into Venezuela from the United States.  Venezuela represents a very small portion of the Company's overall business with sales during 2012, 2013 and 2014 representing approximately 0.7%, 1.1% and 1.0% of the Company's overall revenue, respectively.

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

In the first quarter of 2015, Venezuela announced that it merged its SICAD I and SICAD II mechanisms into a single mechanism ("SICAD"), and it announced a new foreign exchange mechanism ("SIMADI"), which utilizes a variable exchange rate that was approximately 193 bolivars per U.S. dollar as of March 31, 2015. During the first quarter, the Company determined it would be most appropriate to utilize the SIMADI rate. The remeasurement of the Company's net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign currency exchange loss of $10.2 million during the first quarter of 2015.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company has concluded that it is the deemed owner (for accounting purposes only) of the New Building during the construction period under build-to-suit lease accounting.

At September 30, 2015, the Company had recognized $20.1 million as the value of the New Building offset by accumulated depreciation of $0.2 million. The Company also booked a corresponding financing obligation in the amount of $10.7 million, net of a $9.3 million deposit paid directly to the landlord, as part of Other liabilities in its consolidated balance sheets. The Company does not expect to recognize any additional project costs associated with the construction of the New Building or any additional financing obligation.
The Company had also recognized a $5.9 million tenant incentive asset and deferred tenant incentive liability associated with the Existing Building at September 30, 2015.
14.      ADJUSTMENTS TO INVENTORY

During the second quarter of 2014, the Company made a determination to adjust its inventory carrying value.  Heightened media and regulatory scrutiny in Mainland China in the first part of 2014, and the voluntary actions the Company took in response to such scrutiny, had a negative impact on the size of the Company's limited-time offer in June 2014, which significantly reduced its expectations for plans to sell our ageLOC TR90 weight management and body shaping system in a limited-time offer later in 2014 or the beginning of 2015.  This resulted in a $50.0 million write-down of estimated surplus inventory primarily in Mainland China.

During the third quarter of 2015, the Company made a determination to further adjust its inventory carrying value.  A sequential decrease in revenue for the third quarter of 2015, together with a decision not to continue discounted product promotions in the Greater China region to focus Sales Leaders on the launch of our ageLOC Me personalized skin care system, reduced the Company's expectations for future product sales, resulting in estimated surplus inventory.  This resulted in a $37.9 million write-down of the Company's inventory balance in Greater China.

Total adjustments to the Company's inventory carrying value as of September 30, 2015 and December 31, 2014 were $65.0 million and $56.0 million, respectively.

15.      ADDITIONAL QUARTERLY DISCLOSURES

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	September 30, 2015	December 31, 2014

Raw materials	$132,808	$101,479
Finished goods	127,656	237,012
	$260,464	$338,491

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Fair Value

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at September 30, 2015
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$53,043	$ ─	$ ─	$53,043
Forward contracts	─	(83)	─	(83)
Life insurance contracts	─	─	26,713	26,713
Total	$53,043	$(83)	$26,713	$79,673

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$86,574	$ ─	$ ─	$86,574
Forward contracts	─	1,661	─	1,661
Life insurance contracts	─	─	26,280	26,280
Total	$86,574	$1,661	$26,280	$114,515

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts

Beginning balance at January 1, 2015	$26,280
Actual return on plan assets:
Relating to assets still held at the reporting date	(1,475)
Purchases and issuances	2,282
Sales and settlements	(374)
Transfers into Level 3	─
Ending balance at September 30, 2015	$26,713

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

Overview

Revenue for the three-month period ended September 30, 2015 decreased 11% to $571.3 million, compared to the prior-year period, and revenue for the nine-month period ended September 30, 2015 decreased 15% to $1.7 billion, compared to the prior-year period.  Foreign currency fluctuations negatively impacted revenue 10% and 8% in the three- and nine-month periods on a year-over-year basis, and we currently expect that the stronger U.S. dollar will continue to impact our results in 2015 and the first part of 2016. Revenue comparisons for the third quarter and nine-month period were impacted by approximately $81 million and $191 million, respectively, in limited-time offer sales in the prior-year periods. In the current year, our South Asia/Pacific region generated $47.3 million in limited-time offer sales of our ageLOC Youth nutritional supplement during the third quarter of 2015.  There were no significant limited-time offers earlier in the current year. Sales Leaders for the quarter were up 6% and Actives were down 6%, compared to the prior year. We believe the year-over-year increase in Sales Leaders reflects anticipation among our sales force for the upcoming launches of our new products that are discussed below.

Earnings per share for the third quarter and first nine months of 2015 were $0.28 and $1.63, respectively, compared to $1.12 and $2.34 for the prior-year periods. The year-over-year decline in earnings per share for the quarter reflects the decreased revenue for 2015, a charge of $37.9 million in the third quarter of 2015 for the write-down of inventory in Greater China and foreign currency translation expenses of $11.1 million in the third quarter of 2015.  The comparison for the nine-month periods reflects a charge of $10.2 million in the first quarter of 2015 related to a new foreign exchange mechanism for the Venezuelan currency and two significant charges in the first half of 2014: a $46.3 million charge resulting from the impact of the devaluation of the Venezuelan currency on the monetary assets and liabilities of our Venezuela entity, and a $50.0 million charge for the write-down of inventory primarily in Mainland China. For more information about these charges, see "—Gross profit" and "—Liquidity and Capital Resources."

We expect that our revenue for the fourth quarter of 2015 and for 2016 will continue to be positively impacted by the introduction of new products. We currently plan to introduce our ageLOC Youth nutritional supplement and our ageLOC Me personalized skin care system in certain markets during the fourth quarter of 2015 and continuing into 2016. We also plan to launch our Epoch® essential oils in the EMEA region during the fourth quarter of 2015.

Revenue

Greater China.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2015 and 2014 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change

Mainland China	$138.1	$153.0	(10%)	$421.5	$519.0	(19%)
Taiwan/Hong Kong	50.6	73.7	(31%)	154.7	216.5	(29%)
Greater China total	$188.7	$226.7	(17%)	$576.2	$735.5	(22%)

Foreign currency fluctuations negatively impacted revenue 2% and 1% in this region for the three- and nine-month periods ended September 30, 2015, respectively, compared to the prior-year periods. Sales Leaders and Actives in Mainland China increased 11% and decreased 7%, respectively, compared to the prior-year quarter. Sales Leaders and Actives in Taiwan were down 26% and 15%, respectively, and in Hong Kong they were down 15% and 18%, respectively, compared to the prior-year quarter.

The year-over-year revenue decline reflects $59.3 million in revenue in this region in the third quarter of 2014 generated by limited-time offers of our ageLOC Tru Face Essence Ultra anti-aging skin care serum and our ageLOC TR90 weight management and body shaping system, consisting of $39.4 million in Mainland China and $19.9 million in Taiwan and Hong Kong. We believe the declines in Sales Leaders and Actives in Taiwan and Hong Kong reflect the 2014 limited-time offer activity in the region, as well as the lack of a meaningful product introduction during 2015. The year-over-year revenue decline for the nine-month period also reflects an additional approximately $71 million of revenue in the first half of 2014 from limited-time offers in the region, and the disruption of our business in Mainland China in the first quarter of 2014 that has impacted results in the region. While our business in Mainland China has generally stabilized following the disruption in 2014, we continue to work to engage our sales force and renew growth in this region.

During the third quarter, we introduced our ageLOC Essentials line of cosmetic oils in the Greater China region, generating $15.5 million in sales, which was less than our internal goals. We experienced a softening of our business during the second half of the quarter, when these products were launched, which could have been caused by macroeconomic conditions given the decline in the stock market in China during the quarter. We also believe third-quarter results were impacted by a decreased level of product promotions that was not fully offset by the benefit of ageLOC Essentials sales. When compared sequentially to results for the second quarter of 2015, revenue for the region in the third quarter of 2015 decreased 6%, and Sales Leaders and Actives decreased 4% and 2%, respectively.

During the third quarter, we received approval from China's Ministry of Commerce to commence direct selling activities in Chenzhou City of Mainland China's Hunan Province. We are now licensed in 31 cities in 19 provinces and municipalities in Mainland China.

We currently plan to preview ageLOC Me to key Sales Leaders in the region during the fourth quarter of 2015, with a limited-time offer of this product planned for the first half of 2016.

North Asia.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2015 and 2014 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change

South Korea	$104.0	$127.1	(18%)	$321.8	$359.9	(11%)
Japan	63.7	78.4	(19%)	191.0	237.0	(19%)
North Asia total	$167.7	$205.5	(18%)	$512.8	$596.9	(14%)

Revenue in the region for the three- and nine-month periods ended September 30, 2015 was negatively impacted approximately 12% and 10%, respectively, by foreign currency fluctuations, compared to the prior-year periods. Foreign currency fluctuations negatively impacted revenue 11% and 14% in South Korea and Japan, respectively, for the third quarter of 2015, and 7% and 14% for the nine-month period in 2015, compared to the same prior-year periods.

Local-currency revenue in South Korea was down 7% and 4% for the three- and nine-month periods ended September 30, 2015, respectively, compared to the prior-year periods. These year-over-year revenue declines reflect $22.0 million in revenue in the third quarter of 2014 generated by a limited-time offer of ageLOC Tru Face Essence Ultra and an additional $12.7 million generated in limited-time offers during the first half of 2014. Our major product introduction for 2015 is not scheduled until December 2015, which negatively impacts year-over-year comparisons for South Korea in the third quarter but is expected to positively impact year-over-year comparisons in the fourth quarter. Our Sales Leaders and Actives in South Korea increased 14% and decreased 8%, respectively, compared to the prior-year quarter.

Local-currency revenue in Japan decreased 5% during both the third quarter of 2015 and the first nine months of 2015, compared to the same prior-year periods. Sales Leaders and Actives in Japan decreased 6% and 4%, respectively, compared to the third quarter of 2014, reflecting challenges related to the difficult direct selling environment in Japan. We continue to be cautious in our promotional activities in Japan.

We currently plan to introduce ageLOC Me in this region during the fourth quarter of 2015.

South Asia/Pacific.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2015 and 2014 for the South Asia/Pacific region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change

South Asia/Pacific	$108.9	$88.9	22%	$247.7	$241.8	2%

Year-over-year revenue for the three- and nine-month periods ended September 30, 2015 in the South Asia/Pacific region grew 22% and 2%, respectively, despite negative impacts from foreign currency of 22% and 12%, respectively. We generated strong local-currency growth across the markets in this region during the third quarter, driven by a limited-time offer of ageLOC Youth, which generated $47.3 million in sales in the region. There were no limited-time offer sales in this region during the third quarter of the prior year. The lower revenue growth for the nine-month period reflects softness throughout most of the region during the second quarter of 2015, which we believe was due in part to a lack of new product initiatives.

Sales Leaders in the region increased 26% and Actives decreased 1%, compared to the prior year. The increase in Sales Leaders reflects anticipation among our sales force for the limited-time offer and the additional Sales Leaders who satisfied the qualification requirements as a result of the limited-time offer.

Americas.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2015 and 2014 for the Americas region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change

United States/Canada	$61.9	$63.2	(2%)	$199.1	$202.5	(2%)
Latin America	8.9	13.5	(34%)	35.0	44.1	(21%)
Americas total	$70.8	$76.7	(8%)	$234.1	$246.6	(5%)

Revenue in the region for the three- and nine-month periods ended September 30, 2015 was negatively impacted 9% and 14% by foreign currency fluctuations, compared to the same prior-year periods. Local-currency growth in Canada and Latin America was offset by the continued weakening of foreign currencies against the U.S. dollar. For example, third-quarter local-currency revenue growth in Canada was 22% year-over-year, reflecting sales promotional activity during the quarter, compared to 1% revenue growth in Canada on a reported basis. The year-over-year comparison for the region for the first nine months of 2015 was also negatively impacted by approximately $11 million in sales generated by the limited-time offer of ageLOC TR90 in the Americas region during the second quarter of 2014.

Sales Leaders and Actives in the Americas region increased 10% and decreased 5%, respectively, when compared to the prior year.

In November 2015, we officially commenced business operations in Chile.

We currently plan to introduce ageLOC Youth in certain markets of this region during the fourth quarter of 2015.

EMEA. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2015 and 2014 for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change

EMEA	$35.3	$40.9	(14%)	$104.1	$139.1	(25%)

Revenue in the EMEA region for the three- and nine-month periods ended September 30, 2015 was negatively impacted approximately 18% and 17%, respectively, by foreign currency fluctuations, compared to the prior-year periods. Local-currency revenue growth in the third quarter of 2015 reflects a preview of ageLOC Me to our Sales Leaders in preparation for the 2016 launch of the product in the region. Sales Leaders in the region remained even and Actives decreased by 3%, when compared to the prior-year period. Revenue for the first nine months of 2015 was negatively impacted by declines in Sales Leaders and Actives during the first half of 2015, which we believe was due in part to a lack of new product initiatives.

We currently plan to launch our Epoch® essential oils in this region during the fourth quarter of 2015.

Gross profit

Gross profit as a percentage of revenue was 73.3% in the third quarter of 2015 and 78.0% in the first nine months of 2015, compared to 82.9% and 81.0% in the same prior-year periods. The year-over-year decline for the third quarter reflects a $37.9 million write-down of inventory in Greater China in the third quarter of 2015. The sequential decrease in revenue for the third quarter of 2015, together with a decision not to continue discounted product promotions in the region to focus Sales Leaders on the launch of ageLOC Me, reduced our expectations for future product sales, resulting in estimated surplus inventory. We also incurred a write-down of inventory of $50.0 million in the second quarter of 2014. Any additional write-down of inventory in any of our markets would negatively impact our gross margin.

The year-over-year declines in gross profit also reflect a negative impact of foreign currency fluctuations, increased promotional activity and the 2015 reclassification of certain overhead expenses related to warehousing and shipping products from general and administrative expense to cost of sales. The amount that was reclassified from general and administrative expense to cost of sales was $7.6 million for the third quarter of 2015 and $23.5 for the first nine months of 2015. We did not revise prior-period financial statements because the reclassification was not material to the prior periods.

Selling expenses

Selling expenses as a percentage of revenue increased to 42.1% for the three-month period ended September 30, 2015 from 41.2% for the same period in 2014. Selling expenses as a percentage of revenue decreased to 42.6% for the nine-month period ended September 30, 2015 from 43.9% for the same period in 2014. Selling expenses as a percentage of revenue in the first nine months of 2015 were lower due to a reduction in the number of Sales Leaders qualifying for incentive trips and other promotional incentives. In addition, the salaries of our sales employees in Mainland China are fixed for a three-month period of time, until they are adjusted during a quarterly evaluation process. Consequently, our selling expenses as a percentage of revenue were relatively high in the first quarter of 2014 because a portion of our sales compensation remained fixed while our revenue was negatively impacted by the voluntary measures we took in Mainland China during that quarter.

General and administrative expenses

General and administrative expenses decreased to $135.8 million in the third quarter of 2015 and $410.1 million in the first nine months of 2015, compared to $161.4 million and $467.2 million in the respective prior-year periods. As a percentage of revenue, general and administrative expenses decreased to 23.8% and increased to 24.5% for the three- and nine-month periods ended September 30, 2015 from 25.3% and 23.8% for the same periods in 2014. General and administrative expenses were impacted by the 2015 reclassification of overhead expenses from general and administrative expense into cost of sales as discussed under "Gross profit" above. These expenses also declined on a year-over-year basis due to lower stock-based compensation expense and lower expenses related to events and other promotions.

Other income (expense), net

Other income (expense), net for the three- and nine-month periods ended September 30, 2015 was $14.4 million of expense and $29.5 million of expense, respectively, compared to $1.1 million of income and $37.6 million of expense for the same periods in 2014. The third-quarter year-over-year increase in expense primarily reflects foreign currency translation expenses of $11.1 million in the third quarter of 2015. The year-over-year decrease in expense for the nine-month periods reflects a first-half 2014 foreign currency charge of $46.3 million resulting from the impact of the devaluation of the Venezuelan currency on the monetary assets and liabilities of our Venezuela entity.  We similarly incurred a $10.2 million foreign currency charge related to Venezuela during the first quarter of 2015. For more information about these charges, see "—Liquidity and Capital Resources."

Provision for income taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2015 was $11.8 million and $56.3 million, compared to $37.7 million and $80.7 million for the same periods in 2014. The effective tax rate was 42.1% and 36.7%, respectively, of pre-tax income during the three- and nine-month periods ended September 30, 2015, compared to 35.6% and 36.1% in the same prior-year periods. The year-over-year increase in the effective tax rate for 2015 was due largely to the lower than anticipated profits in China caused by the charge to inventory. Consequently, a deferred tax asset associated with China could not be recognized, thereby impacting the annual effective tax rate.

Net income

As a result of the foregoing factors, net income for the third quarter and first nine months of 2015 was $16.3 million and $97.2 million, respectively, compared to $68.3 million and $142.7 million, respectively, for the same periods in 2014.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt in order to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $242.0 million in cash from operations during the first nine months of 2015, compared to a net outflow of $151.3 million in cash from operations during the prior-year period. The net outflow of cash from operations in the previous year reflects two significant uses of cash in 2014 that did not reoccur in 2015: (1) the payment of a significant amount of expenses that were accrued as of the end of 2013, following a quarter of record sales and a record number of sales representatives who qualified for incentive trips; and (2) payments to build up a large amount of inventory for forecasted product sales in 2014.

As of September 30, 2015, working capital was $365.8 million, compared to $416.3 million as of December 31, 2014. Cash and cash equivalents, including current investments, as of September 30, 2015 and December 31, 2014 were $316.7 million and $300.2 million, respectively.

Capital expenditures in the first nine months of 2015 were $44.2 million, and we anticipate additional capital expenditures of approximately $15 million for the remainder of 2015. Our 2015 capital expenditures are primarily related to:

•          purchases of computer systems and software, including equipment and development costs;

•	the expansion and upgrade of facilities in our various markets; and

•	purchase of tooling and manufacturing equipment related to the development of new products.

Our Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent, provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of September 30, 2015, we had debt pursuant to the Credit Agreement of $216.3 million, consisting of $121.1 million and 6.3 billion Japanese yen ($52.3 million) under the term loan facilities and $47.5 million under the revolving credit facility, less a debt discount of $4.6 million. Please refer to Note 10 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement and other debt.

Our board of directors has approved a stock repurchase program authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first nine months of 2015, we repurchased 2.1 million shares of Class A common stock under this program for $104.1 million.  As of September 30, 2015, $244.8 million was available for repurchases under the stock repurchase program. In October 2015, our board terminated the stock repurchase program and approved a new repurchase plan with an initial authorization amount of $500.0 million.

In January, April and August 2015, our board of directors declared a quarterly cash dividend of $0.35 per share. These quarterly cash dividends of $20.7 million, $20.5 million and $20.2 million were paid on March 18, 2015, June 10, 2015 and September 16, 2015 to stockholders of record on February 27, 2015, May 22, 2015 and August 28, 2015. In October 2015, our board of directors declared a quarterly cash dividend of $0.35 per share to be paid on December 9, 2015 to stockholders of record on November 20, 2015. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of September 30, 2015 and December 31, 2014, we held $316.7 million and $300.2 million, respectively, in cash and cash equivalents, including current investments.  Cash and cash equivalents includes $255.3 million and $195.7 million as of September 30, 2015 and December 31, 2014, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, with the exception of cash in Venezuela which is subject to currency exchange restrictions by the government of Venezuela. Currency exchange restrictions in Venezuela require approval from the government's currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends to the United States. We have been unsuccessful in obtaining U.S. dollars at the official exchange rates and under alternative exchange mechanisms described below. As a result, these foreign exchange controls in Venezuela have limited our ability to repatriate earnings and settle our intercompany obligations, which has resulted in the accumulation of bolivar denominated cash and cash equivalents in Venezuela.

During the first quarter of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela. As of March 31, 2014, we determined it would be most appropriate to utilize the SICAD I rate, which was approximately 10.7 bolivars per U.S. dollar. As a result, we incurred a $14.7 million charge related to the translation of our monetary assets in Venezuela. During the second quarter, we determined that it would be most appropriate to use the SICAD II rate, which is approximately 50 bolivars per U.S. dollar, as we had still not received any approvals under SICAD I. The remeasurement of our net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign exchange loss of $25.3 million during the three months ended June 30, 2014. During the first quarter of 2015, Venezuela announced that it merged its SICAD I and SICAD II mechanisms into a single mechanism ("SICAD"), and it announced a new foreign exchange mechanism ("SIMADI"), which utilizes a variable exchange rate that was approximately 193 bolivars per U.S. dollar as of March 31, 2015. During the first quarter, we determined it would be most appropriate to utilize the SIMADI rate. The remeasurement of our net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign currency exchange loss of $10.2 million during the first quarter of 2015. Based on the amount of cash and intercompany payables we have in this market and the actions we have taken to date, we believe the foreign currency risks in this market have largely been mitigated.

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of September 30, 2015, we had $53.9 million in cash denominated in Chinese RMB. We currently have in place an intercompany loan arrangement, which allows us to access a portion of available cash in Mainland China pending our repatriation of dividends. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Except for partial indefinite reinvestment in two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended September 30, 2015.

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

Although our product launch process may vary by market, we generally introduce new key products to our sales force and consumers through limited-time offers. The limited-time offers typically generate significant activity and a high level of purchasing, which often results in a higher-than-normal increase in revenue during the quarter of the limited-time offer and skew year-over-year and sequential comparisons.

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

	As of September 30, 2015		As of September 30, 2014
Region:	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	211,000	25,044	238,000	24,823
North Asia	374,000	18,038	398,000	17,153
South Asia/Pacific	120,000	9,925	121,000	7,881
Americas	178,000	7,962	186,000	7,244
EMEA	110,000	4,120	113,000	4,103
Total	993,000	65,089	1,056,000	61,204

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, a significant portion of which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries' primary markets is considered the functional currency with the exception of our Asia product-distribution subsidiary in Singapore and our Venezuela subsidiary. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from Mainland China, South Korea and Japan, any weakening of these currencies negatively impacts reported revenue and profits, whereas a strengthening of these currencies positively impacts our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. During 2014 and the first nine months of 2015, the strengthening of the U.S. dollar against other currencies significantly impacted our financial results.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency.  We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results.  As of September 30, 2015, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.0 billion Japanese yen ($16.7 million as of September 30, 2015) and 15.0 million euros ($16.8 million as of September 30, 2015) to hedge forecasted foreign-currency-denominated intercompany transactions; and at September 30, 2014, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 800 million Japanese yen ($7.3 million as of September 30, 2014) and 7.0 million euros ($8.8 million as of September 30, 2014).  Because of our foreign exchange contracts at September 30, 2015, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen or the euro would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2014 and in subsequent Quarterly Reports on Form 10-Q.

As previously disclosed, in September 2011, Elizabeth Craig ("Craig") and Brady Harper ("Harper") filed suit against us and our Subsidiaries in the Utah Fourth District Court for malicious prosecution, abuse of criminal process, defamation and intentional infliction of emotional distress. The complaint seeks compensatory damages in excess of $42 million and punitive damages of $200 million. In August 2011, we filed suit in the Utah Fourth District Court against Scott Lazerson ("Lazerson") and Nu Lite Sales, LLC ("Nu Lite"), an entity owned by Craig and Harper, alleging fraud, negligent misrepresentation, conversion and unjust enrichment and seeking declaratory and equitable relief. The August 2011 and September 2011 suits are based on disagreements over whether we were entitled to report Craig, Harper and Lazerson to police for suspected theft of our products and over who owns title to those products. On March 22, 2012, the court consolidated the two suits into a single case. Nu Lite and Lazerson have filed counterclaims against us. Nu Lite's counterclaim alleges conversion and tortious interference with prospective business relations and seeks compensatory damages in excess of $2 million and punitive damages of $20 million. Lazerson's counterclaim alleges abuse of process, intentional infliction of emotional distress, negligent infliction of emotional distress and negligence and seeks unspecified amounts of compensatory and punitive damages. On February 27, 2015, we filed a motion for partial summary judgment on the claims and counterclaims alleged against us by Craig, Harper and Lazerson. On February 27, 2015, Craig, Harper and Nu Lite filed motions for partial summary judgment on Craig and Harper's malicious prosecution claim and on Nu Lite's conversion counterclaim. On October 22, 2015, the district court entered written orders denying summary judgment for all causes of action addressed by the motions, and we filed a petition for permission to file an interlocutory appeal of the district court's orders on summary judgment that were adverse to us. A trial is currently scheduled for the second quarter of 2016. We believe all of the claims and counterclaims alleged against us are without merit and intend to vigorously defend ourselves.

Please refer to Note 9 to the consolidated financial statements contained in this report and to our recent SEC filings, including our Annual Report on Form 10-K for the 2014 fiscal year and our Quarterly Reports on Form 10-Q for the 2015 first quarter and second quarter, for information and developments regarding our other legal proceedings.

ITEM 1A.                          RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2014 fiscal year and subsequent Quarterly Reports on Form 10-Q.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 – 31, 2015	187,647	$ 42.92	187,647	$ 264.9
August 1 – 31, 2015	145,380	$ 42.13	145,380	$ 258.8
September 1 – 30, 2015	313,267	$ 44.70	313,267	$ 244.8
Total	646,294		646,294

(1)	In July 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board has from time to time increased the amount authorized under the plan. In August 2013, we announced that our board authorized a $400.0 million increase. As of September 30, 2015, a total amount of $1,345.0 million was authorized, and we had repurchased $1,100.2 million of shares under the plan. In October 2015, our board terminated the 1998 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500.0 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number                                                  Description

10.1	Settlement and Release Agreement dated October 14, 2015 between the Company and Daniel R. Chard (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 16, 2015).
31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2015

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)