Form 10-K
period 2015-12-31
NU SKIN ENTERPRISES INC
filed 2016-02-18
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No ☑

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2015, the last business day of the Registrant's second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.7 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant's outstanding voting stock other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G, have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the Registrant.

As of January 29, 2016, 55,819,162 shares of the Registrant's Class A common stock, $.001 par value per share, and no shares of the Registrant's Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.  The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," AND "ITEM 1. BUSINESS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED THAT REPRESENT OUR CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT'S EXPECTATIONS REGARDING OUR PERFORMANCE, INITIATIVES, STRATEGIES, PRODUCT INTRODUCTIONS AND OFFERINGS, GROWTH, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE SALES, EXPENSES, OPERATING RESULTS, TAXES AND DUTIES, CAPITAL EXPENDITURES, SOURCES AND USES OF CASH, FOREIGN CURRENCY FLUCTUATIONS OR DEVALUATIONS, AND OTHER FINANCIAL ITEMS; STATEMENTS OF MANAGEMENT'S EXPECTATIONS AND BELIEFS REGARDING OUR MARKETS; STATEMENTS REGARDING THE PAYMENT OF FUTURE DIVIDENDS AND STOCK REPURCHASES; STATEMENTS REGARDING THE OUTCOME OF LITIGATION; ACCOUNTING ESTIMATES AND ASSUMPTIONS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "BELIEVE," "EXPECT," "PROJECT," "ANTICIPATE," "ESTIMATE," "INTEND," "PLAN," "TARGETS," "LIKELY," "WILL," "WOULD," "COULD," "MAY," "MIGHT," THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF THESE RISKS, SEE "ITEM 1A – RISK FACTORS."

In this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I
ITEM 1.                  BUSINESS
Founded more than 30 years ago, Nu Skin Enterprises, Inc. develops and distributes innovative consumer products, offering a comprehensive line of premium-quality beauty and wellness solutions in 54 markets worldwide. In 2015, our revenue of $2.2 billion was primarily generated by our two category brands: our beauty and personal care category brand known as Nu Skin and our nutritional products category brand, Pharmanex. We have also leveraged our scientific expertise in the area of anti-aging to develop our ageLOC brand that features innovative products in both of these categories. Nu Skin sells its products through a global network of Sales Leaders. Our distribution channel is sometimes referred to as "direct selling."
Nearly 90% of our revenue came from outside of the United States in 2015. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign currency fluctuations. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

In 2015, Mainland China was our largest revenue market and accounted for approximately 25% of our revenue. Given the direct selling regulations that are unique to Mainland China, we have implemented a distinct business model in that market to conform to local laws and regulations. While the direct selling channel is relatively new to Mainland China, we continue to believe the market holds significant potential.
Our operations are subject to various laws and regulations globally, particularly with respect to our product categories and our distribution channel. Given the regulatory environment for our product categories and distribution channel, from time to time we receive inquiries from government regulatory authorities regarding the nature of our business and other issues. For example, in 2014, our revenue and number of Sales Leaders and Actives in the Greater China region were negatively impacted by our voluntary suspension of new sales representative applications and business meetings in Mainland China in response to adverse media reports and a government review in the first part of 2014. While our business in Mainland China stabilized in 2015, we continue to work to renew growth in the market by engaging and growing our sales force. See "Risk Factors" for a more detailed description of the risks associated with our business.
PRODUCTS
We offer a branded, differentiated product platform. We believe our innovative approach to product development provides us with a competitive advantage in anti-aging and direct selling. We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex category brands, respectively. Over the last several years, we have introduced new Nu Skin personal care products and Pharmanex nutritional supplements under our ageLOC anti-aging brand. Our research and product development is focused on understanding the sources of aging, including the influence of certain ingredients on gene expression, and utilizing that knowledge in our development of anti-aging products. We believe that our acquired and licensed technologies, research collaborations and in-house research expertise enable us to introduce innovative, proprietary anti-aging products. We source and produce nearly all our proprietary products through trusted third parties, except in Mainland China, where we manufacture our own products.
During the second half of 2015 and continuing into 2016, we are beginning to launch the following new products in various markets:
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
Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin and Pharmanex products for the years ended December 31, 2013, 2014, and 2015. This table should be read in conjunction with the information presented in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)
	Year Ended December 31,
Product Category	2013		2014		2015

Nu Skin	$1,641.6	51.7%	$1,562.6	60.8%	$1,363.5	60.7%

Pharmanex	1,529.2	48.1	1,000.3	38.9	877.9	39.1

Other(2)	5.9	0.2	6.6	0.3	5.6	0.2

	$3,176.7	100.0%	$2,569.5	100.0%	$2,247.0	100.0%

(1)	In 2015, 89% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign currency fluctuations negatively impacted reported revenue by approximately 8% in 2015 compared to 2014 and 3% in 2014 compared to 2013.

(2)	We currently offer a limited number of other products and services, including household products and technology services.

Nu Skin. Nu Skin is the brand of our original product line and offers premium-quality anti-aging personal care products. Our strategy is to leverage our distribution channel to strengthen Nu Skin's position as an innovative leader in the anti-aging personal care market. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. Our primary categories in this product line are core skin-care systems and targeted treatment products that address specific skin needs. We formulate these products with ingredients that are scientifically proven to provide visible results. Products in this category include ageLOC Spa systems, ageLOC Transformation anti-aging skin care system, and ageLOC Tru Face Essence Ultra anti-aging skin care serum. Our ageLOC skin care products accounted for 25% of our total revenue and 41% of Nu Skin product category sales in 2015. We also offer our Epoch® products, which feature botanical ingredients derived from renewable sources, and a number of other cosmetic, personal care and hair care products.
Pharmanex. We market a variety of products under our Pharmanex brand. Our strategy is to continue to introduce innovative, substantiated anti-aging products based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality supplements because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors' offerings. This product line includes our ageLOC TR90 weight management and body shaping system and our LifePak and ageLOC R2 nutritional supplements. TR90 was our largest nutritional product in terms of revenue, representing approximately 11% of our total revenue and approximately 28% of Pharmanex revenue in 2015. We also offer a number of other anti-aging nutritional solutions and weight management products.

Product Development
We are committed to developing and marketing innovative products. We have several products in development, including next-generation skin care products and nutritional supplements. Our research and product development is focused on understanding the sources of aging, including the influence of certain ingredients on gene expression, and utilizing that knowledge in product development.
Our research and product development activities include:
•            Internal research, product development and quality testing;
•            Joint research projects, collaborations and clinical studies;
•            Identification and assessment of technologies for potential licensing arrangements; and
•            Acquisition of technologies.
We maintain research and product development facilities in the United States and Mainland China. We also contract with third parties for clinical studies and collaborate on basic research projects with researchers from universities and other research institutions in the United States and Asia, whose staffs include scientists with basic research expertise in, among others, natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies. Our expenses for internal research and development activities and joint research projects and collaborations were $18.0 million, $18.9 million and $20.1 million in 2013, 2014 and 2015, respectively.
We also work to identify and assess innovative technologies developed by third parties for potential licensing or supply arrangements. Because of the nature of our distribution channel, which allows us to provide a high level of product information on a person-to-person basis, we often have third parties who are interested in licensing innovative technologies to us to incorporate into our products and commercialize through our distribution channel. Licensing arrangements allow us to leverage the research activities of third parties that have resulted in demonstrated technologies, without all of the upfront costs and uncertainty associated with internal development, in exchange for the payment of a royalty on product sales. We have also invested in acquisitions to supplement our research capabilities and to acquire technologies, including our acquisition of Pharmanex in 1998 and the license and acquisition of the technology underlying our BioPhotonic Scanner, a non-invasive tool that measures the level of carotenoid anti-oxidants in skin. In 2011 and 2012, respectively, we acquired substantially all of the assets of LifeGen Technologies, LLC for $11.7 million and acquired Nox Technologies, Inc. for $12.6 million, including in each case, the acquisition of patents and previously licensed technology utilized in connection with Nu Skin's research efforts and incorporated into some of our products. Our expense for royalties and amortization for previous technology related acquisitions was approximately $9.7 million, $10.4 million and $9.5 million in 2013, 2014 and 2015, respectively. These amounts do not include our expenses for acquiring proprietary ingredients and licensing fees for other technologies from vendors for our Tru Face Essence products, ageLOC Spa systems and other proprietary products.

Intellectual Property
Our major trademarks are registered in the United States and in each country where we operate or have plans to operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, LifePak®, Galvanic Spa®, TR90®, Epoch®, and ageLOC Me®. In addition, a number of our products, including our facial spas, ageLOC Body Spa, TR90, Tru Face Essence Ultra and Pharmanex BioPhotonic Scanner, are based on proprietary technologies, some of which are patented or licensed from third parties. We also rely on patents and trade secret protection to protect our proprietary formulas and other proprietary information for our ageLOC products and other products.
Sourcing and Production
Nu Skin. For markets other than Mainland China, we acquire ingredients and contract production of nearly all our Nu Skin personal care products from third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our personal care products sold in Mainland China, and some products exported to other markets.
We procure our ageLOC Spa systems and our Tru Face Essence products from single vendors who own or control the product formulations, ingredients, or other intellectual property rights associated with these products. We maintain good relationships with these vendors and do not anticipate termination of these relationships in the near term. However, to continue offering these product categories following any termination of our relationship with these vendors, we would need to develop and manufacture alternative products and source them from other vendors. We also acquire ingredients and products from one other supplier that manufactured products representing more than 10% of our Nu Skin personal care purchases in 2015. We maintain a good relationship with this supplier and do not anticipate that either party will terminate this relationship in the near term. In the event we become unable to source any products or ingredients from this supplier, we believe that we would be able to produce or replace those products or substitute ingredients. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to "Risk Factors—The loss of suppliers or shortages in ingredients could harm our business" for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.
Pharmanex. For markets other than Mainland China, we source most of our Pharmanex nutritional supplements from third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our nutritional supplements sold in Mainland China and herbal extracts used to produce other products sold globally.
Three of our suppliers manufactured products representing more than 10% of our Pharmanex nutritional supplement purchases in 2015. We maintain a good relationship with these suppliers and do not anticipate that any party will terminate these relationships in the near term. In the event we become unable to source any products or ingredients from these suppliers or from our other vendors, we believe that we would be able to produce or replace those products or substitute ingredients. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to "Risk Factors—The loss of suppliers or shortages in ingredients could harm our business" for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.
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

The manner in which we operate our distribution channel can vary from market to market based on regulatory and socio-economic conditions. While our person-to-person marketing philosophy remains consistent globally, various aspects of our business may differ from market-to-market, including product mix and pricing, compensation structure, access to distribution outlets or product stores, the manner of getting products to consumers, product claims, branding and product formulations. For example, in Mainland China we have implemented a distinct hybrid business model that utilizes retail stores, sales employees, independent direct sellers and independent marketers to market our products.

Given that members of our sales force are independent contractors in most markets, we do not control or direct their promotional efforts. We do, however, require that our sales force abide by policies and procedures that require them to act in an ethical and consumer-protective manner and in compliance with applicable laws and regulations. As a member of direct selling associations globally, Nu Skin promotes and abides by the industry's code of ethics and consumer protective standards to support and protect those who sell and purchase its products through the direct selling channel.

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

To monitor the growth trends in our consumer group, we track the number of persons who purchased products directly from the company during the previous three months ("Actives"). We believe a significant majority of Actives purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity we offer to generate income by marketing and reselling products. To monitor the growth in our sales network, we track the number of independent distributors, and sales employees and independent marketers in China, who achieve certain qualification requirements ("Sales Leaders"). The following chart sets forth information concerning our Actives and Sales Leaders for the last three years.

Total Number of Actives and Sales Leaders by Region

	As of December 31, 2013		As of December 31, 2014		As of December 31, 2015
	Actives	Sales Leaders	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	490,000	61,546	393,000	24,537	223,000	27,064
North Asia	409,000	19,816	391,000	17,478	366,000	17,415
Americas	193,000	8,274	186,000	7,471	176,000	8,708
South Asia/Pacific	120,000	7,992	124,000	8,458	119,000	10,476
EMEA	123,000	4,489	114,000	4,065	110,000	3,912
Total	1,335,000	102,117	1,208,000	62,009	994,000	67,575

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

We offer a generous product return policy. With some exceptions based on local regulations, we offer a return policy that allows our distributors to return unopened and unused product for up to 12 months subject to a 10% restocking fee. Distributors are not required to terminate their distributorship to return product. Actual product returns have historically been less than 5% of annual revenue. We believe our generous return policy minimizes the financial risks associated with being a distributor.

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

We believe that our global sales compensation plan, which has been implemented in each of our markets except Mainland China, is among the most generous compensation plans in the direct selling industry and is one of our competitive advantages. Our Sales Leaders can receive commissions under our global sales compensation plan for product sales from the company to their own network of consumers as well as for product sales from the company to other Sales Leaders and their consumer groups. This type of sales compensation is often referred to as "multi-level" compensation. Commissions are based on the sale and consumption of our products. Our sales force is not required to recruit or sponsor others, and we do not pay any commissions for recruiting or sponsoring. While all of our distributors can sponsor others at any time, our Sales Leaders and those in qualification to become Sales Leaders are those who generally are actively sponsoring others. Pursuant to our global sales compensation plan, we pay consolidated commissions in a Sales Leader's home country, in local currency, for product sales in the Sales Leader's own consumer group and for product sales in the Sales Leader's organization of Sales Leaders across all geographic markets.

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

In Mainland China, we utilize sales employees to sell products through our retail stores and website, independent direct sellers who can sell away from our stores where we have obtained direct selling licenses, and independent marketers who are licensed business owners authorized to sell our products either at their own approved premises or through our stores. We rely heavily on our ability to attract new consumers and to promote repeat purchases through our sales employees, independent direct sellers and independent marketers and to educate new and prospective consumers about our products through frequent training meetings.

Our sales employees, independent direct sellers and independent marketers in Mainland China do not participate in our global sales compensation plan, but are instead compensated according to a separate compensation model established for Mainland China. Sales employees, independent direct sellers and independent marketers earn bonuses or commissions based on their product sales. In addition, sales employees receive a salary, and independent marketers receive a service fee, both of which are reviewed and adjusted on a quarterly basis.

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

Product Launch Process

Although our product launch process may vary by market and by product, we generally launch key products in a market by first previewing them to key Sales Leaders. We then introduce the products to our sales force and consumers through limited-time offers. In limited-time offers, the products are sold for a limited time, often in limited quantities, before being taken off the market for several months, after which the products become generally available for purchase in the market. Our product launch process may be adapted for a particular market or product, such as by adding a promotional offering or by eliminating the Sales Leader preview and/or limited-time offer. We refer to this process, beginning with the Sales Leader preview or other promotion through general availability of the product, as a product launch or our launch process.

Limited-time offers typically generate significant activity and a high level of purchasing, which often results in a higher-than-normal increase in revenue during the quarter and often skews year-over-year and sequential comparisons. We believe our product launch process also attracts new people to our business, helping drive growth in our Sales Leaders and Actives through increased consumer trial. Please refer to "Risk Factors" for more information on risks related to our product launch process.

During the second half of 2015 and continuing into 2016, we are beginning to launch ageLOC Me and ageLOC Youth in all of our regions.

GEOGRAPHIC REGIONS
We currently sell and distribute our products in 54 markets. We have divided our markets into five geographic regions:  Greater China, North Asia, Americas, South Asia/Pacific, and Europe, Middle East and Africa ("EMEA"). The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
(U.S. dollars in millions)	2013		2014		2015

Greater China	$1,363.2	43%	$948.5	37%	$771.6	34%
North Asia	869.4	27	783.0	30	686.5	31
Americas	370.1	12	329.0	13	329.7	15
South Asia/Pacific	379.0	12	328.4	13	322.0	14
EMEA	195.0	6	180.6	7	137.2	6
	$3,176.7	100%	$2,569.5	100%	$2,247.0	100%

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

As is the case with most companies in our industry, we receive inquiries from time to time from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws. Negative publicity related to government inquiries into our operations in the United States in the early 1990s, in South Korea in the late 1990s and in Mainland China in 2014 has negatively impacted our business.

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

Regulators continue to act cautiously as they monitor the development of direct selling in Mainland China. As of January 31, 2016, we have obtained direct selling licenses in 34 cities in 22 provinces and municipalities in Mainland China. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from the local Department of Commerce in such provinces, the Shanghai Municipal Commission of Commerce (our supervisory authority), as well as the State Ministry of Commerce ("MOFCOM"), which is the national governmental authority overseeing direct selling. In the course of obtaining these approvals, the respective authorities under MOFCOM must also consult and seek opinions on our business operations from the Ministry of Public Security and the Administration for Industry and Commerce at both provincial and State levels.

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

Several countries, including China, South Korea, Indonesia and Vietnam, impose limits on the amount of commissions we can pay to our sales force. For example, under regulations in Mainland China, direct selling companies may pay independent direct sellers in Mainland China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. Additionally, in South Korea, local regulations limit sales compensation paid to distributors in that market to 35% of our total revenue in South Korea. We have implemented various measures to comply with these limits, including adjusting the commissionable value of our products in this market.

In some countries, regulations applicable to the activities of our Sales Leaders may affect our business because in some countries we are, or regulators may assert that we are, responsible for our Sales Leaders' conduct. In these countries, regulators may request or require that we take steps to ensure that our Sales Leaders comply with local regulations. For example, in Japan, we have taken steps to comply with strict requirements regarding how distributors approach prospective customers. In addition, in 2013, we changed our distributor sign-up process in Japan and expanded our distributor education, training and compliance efforts to address concerns expressed by Japanese regulatory agencies. We continue to be cautious in our promotional activities in Japan, and we frequently meet with regulatory and consumer agencies regarding our ongoing distributor education, training and compliance efforts.

Please refer to "Risk Factors" for more information on regulatory and other risks associated with our business in Mainland China, South Korea, Japan, the United States and other markets.

Product Regulations

Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive government regulation by numerous government agencies and authorities, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the Department of Agriculture, United States and State Attorneys General and other state regulatory agencies in the United States, as well as the Food and Drug Administration in Mainland China and Taiwan, the Ministry of Food and Drug Safety in South Korea, the Ministry of Health, Labour and Welfare in Japan and similar government agencies in all other markets in which we operate.

Our personal care products are subject to various laws and regulations that regulate cosmetic and personal care products and set forth regulations that among other things determine whether a product can be marketed as a "cosmetic" or requires further approval as a drug or over-the-counter drug. In the United States, the regulation of cosmetic content and labeling is under the primary jurisdiction of the FDA. Cosmetics are not subject to pre-market approval by the FDA except for some over-the-counter drug exceptions such as sunscreens which require some additional testing and qualification, but cosmetic products, their ingredients and their label and labeling content are regulated by the FDA, and it is the burden of those who sell cosmetics to ensure that they are safe for use as directed. The labeling of cosmetic products is subject to the requirements of the Federal Food, Drug, and Cosmetic Act ("FDCA"), the Fair Packaging Labeling Act and other FDA regulations.

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

The other markets in which we operate have similar regulations. In Mainland China, personal care products are placed into one of two categories, "special-purpose cosmetics" and "non-special-purpose cosmetics." Products in both categories require submission of formulas and other information with the health authorities, and certain products require human clinical studies. The product registration process for personal care products in Mainland China is unpredictable and generally takes from nine to 18 months to complete. However, in some cases, product registration in Mainland China has taken several years. In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan. In Taiwan, all "medicated" cosmetic products require registration. The sale of cosmetic products is regulated in the European Union (the "EU") under the EU Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales. Similar regulations in any of our markets may limit our ability to import products or utilize key ingredients or technologies globally and may delay product launches while the registration and approval process is pending. Changing regulations may require us to stop selling, discontinue or reformulate and re-register products in order to sell those products.

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

In our foreign markets, dietary supplements are generally regulated by similar government agencies, such as the Mainland China Food and Drug Administration, the South Korea Ministry of Food and Drug Safety; the Japan Ministry of Health, Labour and Welfare and the Taiwan Department of Health. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products. Mainland China also has highly restrictive nutritional supplement product regulations. Products marketed as "health foods" are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China generally takes one to two years, but may be substantially longer. In some cases it has taken us four years or longer to obtain product registrations. We market both "health foods" and "general foods" in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a "general food" while seeking "health food" classification. If government officials feel the categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form. In addition, we are not permitted to market or sell "general foods" through our direct sales channel in Mainland China and any efforts by our independent direct sellers to do so could result in negative publicity, fines and other government sanctions being imposed against us.

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

In 2008, the FDA established regulations to require current good manufacturing practices for dietary supplements in the United States. The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products throughout our supply chain. The regulations also include requirements for record keeping and handling consumer product complaints. If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded. Our business is subject to additional FDA regulations, such as new dietary ingredient regulations and adverse event reporting regulations that require us to document and track adverse events and report serious adverse events that involve hospitalization or death associated with consumers' use of certain of our products. Compliance with these regulations has increased, and may further increase, the cost of manufacturing and selling certain of our products as we incur internal costs, oversee and inspect more aspects of third party manufacturing and work with our vendors to assure they are in compliance and maintain accurate recordkeeping to establish controls.

Most of our major markets also regulate advertising and product claims regarding the efficacy of products and require adequate and reliable scientific substantiation of all claims. In most of our foreign markets, we are typically not able to make any "medicinal" claims with respect to our Pharmanex products. In some cases, such regulations may limit our ability to inform consumers of some of the benefits our products offer.

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

A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. In 2004, the FDA issued guidance, paralleling an earlier guidance from the FTC, defining a manufacturer's obligations to substantiate structure/function claims. Such statements, when used in labeling, must also be submitted to the FDA no later than thirty days after first marketing the product with the statement that they possess the necessary evidence and must be accompanied by an FDA mandated label disclaimer that "This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease." There can be no assurance, however, that the FDA or FTC will not determine that a particular statement of nutritional support that we want to use is an unacceptable disease claim or an unauthorized nutrient-disease relationship claim otherwise permitted with FDA approval as a "health claim" or that such claims have competent and reliable scientific evidence. Such a determination might prevent the use of such a claim or result in additional FDA enforcement.

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

In the United States, we are also subject to a consent decree with the FTC and various agreements with state regulatory agencies arising out of investigations that occurred in the early 1990s of certain alleged unsubstantiated product and earnings claims made by our distributors. The consent decree requires us to, among other things, supplement our procedures to enforce our policies, not allow our distributors to make earnings representations without making certain average earnings disclosures and not allow our distributors to make unsubstantiated product claims. The FTC could initiate an enforcement action to the extent the FTC determines that our advertising or promotional practices are deceptive or contrary to the requirements of the consent decree.

In 2014, our facial spa was cleared for marketing through the 510(k) process with the FDA as a medical device with cosmetic benefit. Medical devices are highly regulated by the FDA. Manufacturers of medical devices must register and list their products with the FDA annually, whether they are located domestically or overseas. Foreign jurisdictions may take note of the fact that we have registered a medical device in the U.S. and require us to register in their market as well. The FDA has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices. Medical devices must be labeled in accordance with the FDA's general device labeling requirements and whatever particular label requirements the FDA may designate for that type of device.

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

Our Pharmanex BioPhotonic Scanner and our ageLOC Spa systems are subject to the regulations of various health, consumer-protection and other government authorities around the world. These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used. We have been required to register our ageLOC Spa systems as medical devices in a few markets. We have been subject to regulatory inquiries in the United States, Japan and other countries with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device. Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product. Please refer to "Risk Factors" for more information on the regulatory risks associated with our Pharmanex BioPhotonic Scanner and our ageLOC Spa systems.

COMPETITION

Direct Selling

We compete with other direct selling organizations, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do. The leading global direct selling companies are Amway, Avon Products, Herbalife and Mary Kay. We also compete with other local direct selling companies.  For example, the leading direct selling companies in Mainland China are Perfect and Infinitus.We compete with these companies to attract and retain our sales force and consumers based on the strength of our product offerings, sales compensation, multiple business opportunities, management and international operations.

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

EMPLOYEES

As of December 31, 2015, we had approximately 4,800 full- and part-time employees worldwide. This does not include approximately 22,000 sales employees in our Mainland China operations. Although we have statutory employee representation obligations in certain countries, our employees are generally not represented by labor unions except where expressly required by law. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of February 15, 2016, are as follows:
Name	Age	Position
Steven J. Lund	62	Executive Chairman of the Board
M. Truman Hunt	56	President and Chief Executive Officer
Ritch N. Wood	50	Chief Financial Officer
Joseph Y. Chang	63	Chief Scientific Officer and Executive Vice President of Product Development
Ryan S. Napierski	42	President of Global Sales and Operations
D. Matthew Dorny	52	General Counsel and Secretary

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

M. Truman Hunt has served as our President and Chief Executive Officer since 2003. He also joined our board of directors when he was named Chief Executive Officer. Mr. Hunt has served in various positions with our company since 1994, including Executive Vice President from 2001 to 2003 and General Counsel from 1996 to 2003. From 2005 until 2008, Mr. Hunt served as chairman of the World Federation of Direct Selling Associations, a global trade association for the direct selling industry. Mr. Hunt also served as chairman of the board of directors for the United States Direct Selling Association from 2014 to 2015. He received a B.S. degree from Brigham Young University and a J.D. degree from the University of Utah.

Ritch N. Wood has served as our Chief Financial Officer since November 2002. Prior to this appointment, Mr. Wood served as Vice President, Finance from July 2002 to November 2002 and Vice President, New Market Development from 2001 to 2002. Mr. Wood joined our company in 1993 and has served in various capacities. Prior to joining us, he worked for the accounting firm of Grant Thornton LLP. Mr. Wood earned a B.S. and a Master of Accountancy degree from Brigham Young University.

Joseph Y. Chang has served as our Chief Scientific Officer and Executive Vice President of Product Development since 2006. Dr. Chang served as President of our Pharmanex division from 2000 to 2006. Dr. Chang served as Vice President of Clinical Studies and Pharmacology of Pharmanex from 1997 until 2000. Dr. Chang has 35 years of pharmaceutical experience. He received a B.S. degree from Portsmouth University and a Ph.D. degree from the University of London.

Ryan S. Napierski has served as President of Global Sales and Operations since September 2015. Prior to serving in this position, he served as President of our North Asia region since June 2014 and as President of Nu Skin Japan since June 2010. Prior to his assignment as President of Nu Skin Japan, Mr. Napierski served as Vice President of Business Development for our North Asia region and Chief Operating Officer of Nu Skin Japan. Since joining Nu Skin in 1995 as a Communications Specialist, Mr. Napierski has served in several roles, including Vice President of Global Business Development where he was responsible for our global compensation plan, General Manager for the United Kingdom and Vice President of European Business Development. Mr. Napierski has a Bachelor's degree in business, a Master's degree in business administration from Duke University and a Master's degree in international business from Goethe Universitat in Germany.

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

We may continue to face difficulties in re-engaging and growing our sales force in Mainland China after our suspension of recruiting activities in the first half of 2014.

In January 2014, we announced that in light of a government review in Mainland China we were temporarily suspending all business promotional meetings as well as acceptance of applications for new sales representatives in that market. This suspension was not lifted until May 2014, following completion of this government review in March 2014. Largely as a result of this suspension, our Sales Leaders in Mainland China decreased significantly during 2014, from approximately 49,000 as of December 31, 2013 to approximately 17,000 as of September 30, 2014. As of December 31, 2015, our Sales Leaders increased to 21,000. Our business is highly dependent on attracting new individuals to participate in our earnings opportunity in Mainland China and elsewhere and on momentum in our sales and sales force expansion created by recruiting. It is unclear what long-term impact this disruption will continue to have on our operations in Mainland China and other markets. While our business in Mainland China stabilized in 2015, we continue to work to engage and grow our sales force in order to renew growth in the market. Any significant or prolonged difficulties in re-engaging our sales force could adversely affect our sales and results of operations.

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

Since 2014, we have been in discussions with the Securities and Exchange Commission ("SEC") regarding our Audit Committee's internal review of our business in China and related matters.  In particular, these discussions with the SEC have been focused on a charitable donation we made in China in 2013 and issues related thereto.  In April 2015, the SEC informed us that it was initiating a non-public, formal investigation into these issues.  We have provided a number of documents in connection with this investigation, some of which were given to the SEC pursuant to subpoena, and we continue to work with the SEC to provide it with all requested information.  We have also made available certain of our employees in the U.S. and China to provide testimony and respond to the SEC's questions.  The SEC has advised us that the existence of the investigation should not be construed as an indication by the SEC or its staff that we or any of our officers or directors had violated any of the federal securities laws.  We intend to continue to cooperate fully with the SEC's investigation and provide the SEC with the requested information.  This investigation could expand beyond its current scope and, regardless of its outcome, could adversely affect our business.

We have been involved in two separate disputes with customs authorities in Japan with respect to duty assessments on several of our products. In November 2013, the Supreme Court of Japan declined to hear our appeal regarding a dispute related to additional customs assessments made by Yokohama Customs for the period of October 2002 through July 2005. In 2011, we recorded an expense for the full amount of these disputed assessments. This matter is now closed. The second dispute relates to additional customs assessments made by Yokohama Customs for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest (we were previously required to post a bond or make a deposit to secure any additional duties that may have been due and payable on current imports, but we are no longer required to do so). The aggregate amount of these assessments and disputed duties was 4.3 billion Japanese yen as of December 31, 2015 (approximately $35.4 million), net of recovery of consumption taxes. We are now pursuing this matter in Tokyo District Court. In June 2015, the Tokyo District Court closed the proceedings, and we currently anticipate a decision on the matter during the first quarter of 2016. Any adverse rulings in these matters could materially impact our results. While we anticipate that additional duty disputes with Japanese authorities will be limited going forward as we have entered into an arrangement to purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturer, there can be no assurance that this arrangement will have the desired effect or that such arrangement will not be terminated in the future.

Please refer to Item 3. "Legal Proceedings" for more information regarding these litigation matters.

Currency exchange rate fluctuations could impact our financial results.

In 2015, approximately 89% of our sales occurred in markets outside of the United States in each market's respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. For example, foreign currency fluctuations negatively impacted reported revenue by approximately 8% in 2015 compared to 2014 and by approximately 3% in 2014 compared to 2013. Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Given the complex global political and economic dynamics that affect exchange rate fluctuations, it is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

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

Sales force activities that violate applicable laws or regulations could result in government or third-party actions against us, which could harm our business.

For example, in 2014, allegations were made by various media outlets that certain of our sales representatives in Mainland China failed to adequately follow and enforce our policies and regulations. In response to these allegations, our Audit Committee commenced an internal review and Chinese regulators commenced a review of our business in Mainland China. For a further description of these matters, see "–Negative news reports in Mainland China led to a review by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market and resulted in fines and other monetary penalties. These temporary modifications, any similar sanctions imposed on us by the Chinese authorities and any associated adverse publicity may continue to harm our business and financial condition."

The direct selling industry in Japan continues to experience regulatory and media scrutiny, and other direct selling companies have been suspended from sponsoring activities in the past.  Japan imposes strict requirements regarding how distributors approach prospective customers.  Over the last few years, we have from time to time received warnings from regulatory agencies in certain prefectures about the number of general inquiries and complaints about us and our distributors.  In 2013, we changed our distributor sign-up process in Japan and expanded our distributor compliance, education and training efforts in Japan to address concerns expressed by Japanese regulatory agencies. However, we cannot be certain that our efforts will successfully prevent regulatory actions against us, including fines, suspensions or other sanctions, or that the company and the direct selling industry will not receive further negative media attention, all of which could harm our business.

Except in Mainland China, members of our sales force are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of joining our sales force. We implement strict policies and procedures to ensure our sales force complies with legal requirements. However, given the size of our sales force, we experience problems from time to time. For example, product claims made by some of our sales force in 1990 and 1991 led to a United States Federal Trade Commission ("FTC") investigation that resulted in our entering into a consent agreement with the FTC and various agreements with state regulatory agencies. In addition, rulings by the South Korean Federal Trade Commission and by judicial authorities against us and other companies in South Korea indicate that vicarious liability may be imposed on us for the criminal activity of our sales force. We have also seen an increase in the use of social media by our sales force, and an increase in sales aids and promotional material produced by our sales force in some markets, increasing the burden on us to monitor compliance of such materials, and increasing the risk that such materials could contain problematic claims in violation of our policies and applicable regulations. As we expand internationally, our sales force often attempts to anticipate which markets we will open in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines, suspensions or other legal action if our sales force violates applicable laws and regulations, and our reputation and brand could be negatively impacted.

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

The number and productivity of our sales force could be harmed by several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in, dissatisfaction with, or the technical failure of, existing or new products;

•	lack of a compelling product or income opportunity that generates interest;

•	any negative public perception of our products and their ingredients;

•	any negative public perception of our sales force and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any regulatory actions or charges against us or others in our industry;

•	general economic and business conditions;

•	recruiting efforts of our competitors; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain our sales force in such market.

The loss of key Sales Leaders could negatively impact our growth and our revenue.

As of December 31, 2015, we had a global network of approximately 1.0 million Actives. More than 67,000 of our Actives were Sales Leaders. As of December 31, 2015, approximately 640 Sales Leaders occupied the highest level under our global sales compensation plan, and in Mainland China we have approximately 130 key Sales Leaders who play a significant role in managing our sales force in that market. These Sales Leaders, together with their extensive sales networks, generate substantially all of our revenue. As a result, the loss of a high-level Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

Inability of products and other initiatives to gain or maintain sales force and market acceptance could harm our business.

Our operating results could be adversely affected if our products, business opportunities, and other initiatives do not generate sufficient enthusiasm and economic benefit to retain our existing consumers and sales force or to attract new consumers and people interested in joining our sales force. Potential factors affecting the attractiveness of our products, business opportunities, and other initiatives include, among other items, perceived product quality and value, product exclusivity or effectiveness, economic success in our business opportunity, adverse media attention or regulatory restrictions on claims.

In addition, our ability to develop and introduce new products could be impacted by, among other items, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, intellectual property of competitors that may limit our ability to offer innovative products or that challenge our own intellectual property, or problems related to manufacturing or quality control, and difficulties in anticipating changes in consumer tastes and buying preferences.

For example, in the second half of 2013, we introduced our ageLOC TR90 weight management and body shaping system. The TR90 system was designed to promote healthy weight loss and body composition rather than to rapidly maximize gross weight loss. Unrealistic product expectations and weight-loss goals, non-compliance with the TR90 weight management program and misunderstandings of the TR90 approach to healthy weight loss and body composition contributed to some reports of consumer dissatisfaction with the TR90 program. Our operating results could be adversely impacted if TR90 or any of our other products fail to gain or maintain sales force and market acceptance.

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

We work diligently to train our sales force in Mainland China on how our Mainland China business model differs from our global business model. However, Sales Leaders in Mainland China may attend regional and global events and foreign Sales Leaders may participate in business meetings in Mainland China. Because our global model varies significantly from our Mainland China business model, mistakes may be made as to how those working in Mainland China should promote the business in Mainland China. These mistakes by our sales force may lead to government reviews and investigations of our operations in Mainland China. For example, as a result of allegations that, among other things, certain of our sales force in Mainland China failed to adequately follow and enforce our policies and regulations, in 2014 Chinese regulators commenced a review of our business model and operations in Mainland China. For a further description of these matters, see "– Negative news reports in Mainland China led to a review by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market and resulted in fines and other monetary penalties. These temporary modifications, any similar sanctions imposed on us by the Chinese authorities and any associated adverse publicity may continue to harm our business and financial condition."

Negative news reports in Mainland China led to a review by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market and resulted in fines and other monetary penalties. These temporary modifications, any similar sanctions imposed on us by the Chinese authorities and any associated adverse publicity may continue to harm our business and financial condition.

In January 2014, a series of articles were published by prominent media outlets in Mainland China. These articles contained a number of allegations including that our compensation practices violated Chinese regulations against pyramid and multi-level sales organizations, that our recruiting and training techniques were unlawful or inappropriate, that some of our products were not licensed for sale in Mainland China, that certain of our products were causing adverse reactions in some users and that our employees had taken actions to "hush up" these problems, that certain of our sales force had misrepresented the scientific efficacy of our products and the nature and extent of our connections with the scientific advisors who have helped in developing or testing our products and that certain of our sales people have falsely claimed endorsement of our products by public figures, media outlets and organizations.

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

The government of Mainland China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on the way we do business. Most notably, the regulations include a restriction on the use of multi-level compensation, which is the basis of how we compensate our sales force outside of Mainland China. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. In Mainland China, we utilize sales employees to sell products through our retail stores and website, independent direct sellers who can sell away from our stores where we have obtained direct selling licenses, and independent marketers who are licensed business owners authorized to sell our products either at their own approved premises or through our stores. We generally compensate our Sales Leaders at a level that is competitive with other direct selling companies in the market and reflective of the compensation of our Sales Leaders globally. The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social order. We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations, or that such regulations may be modified.

As described above, Chinese regulators have reviewed issues raised by news reports relating to our business model and operations in Mainland China. For a further description of these matters, see "–Negative news reports in Mainland China led to a review by Chinese regulators into our business in Mainland China and caused us to temporarily modify some of our business practices in that market and resulted in fines and other monetary penalties. These temporary modifications, any similar sanctions imposed on us by the Chinese authorities and any associated adverse publicity may continue to harm our business and financial condition." If our business practices are found to be in violation of applicable regulations as they may be interpreted or enforced, in particular our use of the sales productivity of a Sales Leader and the sales representatives that such Sales Leader leads and supervises in setting his/her salary on a quarterly basis, then we could be sanctioned and/or required to change our business model, either of which could significantly harm our business.

Our ability to expand our business in Mainland China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in Mainland China.

As of January 31, 2016, we have obtained direct selling licenses in 34 cities in 22 provinces and municipalities in Mainland China. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve and is lengthy, as we are required to work with a large number of provincial, city, district and national government authorities. The complexity of the approval process as well as the government's continued cautious approach as direct selling develops in Mainland China makes it difficult to predict the timeline for obtaining these approvals. Furthermore, any media or regulatory scrutiny of our business in Mainland China could increase the time and difficulty we may face in obtaining additional licenses. If media or regulatory scrutiny of our business in Mainland China results in significant delays in obtaining licenses elsewhere in Mainland China, or if the current processes for obtaining approvals are delayed further for any reason or are changed or interpreted differently than currently understood, our ability to receive direct selling licenses in Mainland China and our growth prospects in this market, could be negatively impacted.

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

As we expand our direct selling channel, we face additional product marketing restrictions, compared to our retail store channel. Under applicable direct selling regulations in Mainland China, we can only register our own manufactured products for direct selling and we are not permitted to market or sell "general foods" through our direct sales channel. Some products have traditionally been manufactured by third parties. If we cannot successfully implement our own manufacturing of these products, we will not be able to sell these products through the direct sales channel. Any efforts by our independent direct sellers to market and sell general food products or third-party manufactured products we currently sell through our retail stores could result in negative publicity, fines and other government sanctions being imposed against us.

Our business could be negatively impacted if we fail to execute our product launch process or ongoing product sales due to difficulty in forecasting or increased pressure on our supply chain, information systems and management.

Although our product launch process may vary by market and by product, we generally launch new key products in a market by first previewing them to key Sales Leaders in the market. We then introduce the products to our sales force and consumers in the market through limited-time offers. Limited-time offers typically generate significant activity and a high level of purchasing, which often results in a higher-than-normal increase in revenue during the quarter of the limited-time offer and skews year-over-year and sequential comparisons. We may experience difficulty effectively managing growth associated with these limited-time offers and may face increased risk of improper sales force activities and related government scrutiny. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain and order processing systems. If we are unable to accurately forecast sales levels in each market for product launches or ongoing product sales, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or ongoing product sales or if we change our planned launch strategies or initiatives, we could incur inventory write-downs. For example, heightened media and regulatory scrutiny in Mainland China in the first part of 2014 and the voluntary actions we took in response to such scrutiny had a negative impact on the size of our limited-time offer in June 2014, which significantly reduced our expectations for a subsequent limited-time offer. This resulted in a $50.0 million write-down of estimated surplus inventory primarily in Mainland China during the second quarter of 2014. We similarly incurred a $37.9 million write-down of estimated surplus inventory primarily in the Greater China region in the third quarter of 2015 due to reduced expectations for future product sales. Any additional write-down of inventory in any of our markets would negatively impact our gross margins. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future. If we fail to effectively forecast or manage our supply chain and information systems in the product launch process or for ongoing product sales, our reputation and profitability could be negatively impacted.

If our ageLOC Spa systems or Pharmanex BioPhotonic Scanner are determined to be medical devices in a particular geographic market or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such tools could be harmed, and we could face legal or regulatory actions.

One of our strategies is to market unique and innovative products and tools that allow our sales force to distinguish our products, including our ageLOC Spa systems or Pharmanex BioPhotonic Scanner. Any determination by regulatory authorities in our markets that these products must receive clearance or be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. While we have not been required to register our ageLOC Spa systems or Pharmanex BioPhotonic Scanner as medical devices in most of our markets, we have registered our facial spa as a medical device in Indonesia, Thailand and Colombia. In addition, we have received clearance from the United States Food and Drug Administration to market a facial spa device for over-the-counter use. There have been legislative proposals in Singapore and Malaysia relating to the regulation of medical devices that could affect the way we market our ageLOC Spa systems and Pharmanex BioPhotonic Scanner in these countries. In addition, if our sales force attempts to import or export products from one market to another in violation of our policy or is making medical claims regarding our products or using our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices (in markets where the product is not approved), it could negatively impact our ability to market or sell these products and subject us to legal or regulatory actions. For example, in January 2016, our Taiwan subsidiary received a notification of charges related to alleged violations of local law by our Taiwan subsidiary and certain employees and Taiwan distributors. The notice alleges that ageLOC Spa devices were inappropriately sold in Taiwan in 2011 and 2012. Our Taiwan subsidiary has never sold the ageLOC Spa device in Taiwan, and intends to vigorously contest these charges. The alleged violations carry a maximum fine payable by our Taiwan subsidiary of up to NT$100,000 (US$3,000). In addition, individuals involved could face similar fines and possible jail sentences of up to three years.

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

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in Japan, South Korea and Mainland China are particularly stringent and subject to broad discretion in enforcement by regulators. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid schemes," that compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets often:

•	impose order cancellations, product returns, inventory buy-backs and cooling-off periods for our sales force and consumers;

•	require us, or our sales force, to register with government agencies;

•	impose limits on the amount of sales compensation we can pay;

•	impose reporting requirements; and

•
require that we ensure, among other things, that our sales force maintain levels of product sales to qualify to receive commissions and that our sales force is compensated primarily for selling products and not for recruiting others.

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

Several countries, including Mainland China, South Korea, Indonesia and Vietnam, impose limits on the amount of sales compensation we can pay to our sales force. For example, under regulations in Mainland China, direct selling companies may pay independent direct sellers in Mainland China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. Additionally, in South Korea, local regulations limit sales compensation paid to distributors in that market to 35% of our total revenue in South Korea. These regulations limit the incentive for people to join our sales force and may reduce our ability to differentiate ourselves from our competitors in attracting and retaining our sales force.

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

We may be subject to challenges by government regulators regarding the form of our network marketing system. Legal and regulatory requirements concerning the direct-selling industry generally do not include "bright line" rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change. We are aware of ongoing investigations and legal actions against other companies in the direct selling industry. An adverse ruling in these investigations or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example, the FTC recently took aggressive actions against a multi-level marketing company, alleging an illegal business model and improper earnings claims.

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

In 2009 in the United States, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising ("Guides") that require disclosure of material connections between an endorser and the company they are endorsing and generally do not allow marketing using atypical results. Our sales force has historically used testimonials and "before and after" photos to market and sell some of our popular products such as our ageLOC Spa systems and ageLOC Transformation anti-aging skin care system. We intend to continue to use testimonials for our popular products, including weight management products. In highly regulated and scrutinized product categories such as weight management, if we or our sales force fails to comply with the Guides or makes improper product claims, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials.

Regulations governing the registration or pre-approval of our products could harm our business.

Our products are subject to numerous domestic and foreign government agencies' and authorities' laws and extensive regulations governing the ingredients and products that may be marketed without pre-market approval and/or registration as a drug or medical device. Many of these laws and regulations involve a high level of subjectivity, are inherently fact-based and subject to interpretation, and vary significantly from market to market. These laws and regulations can also limit the claims we can make regarding our products and often restrict our ability to introduce products or ingredients into one or more markets.

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

For example, in the United States some legislators and industry critics have pushed for years to increase regulatory authority by the FDA over nutritional supplements. In 2011, the FDA proposed draft guidance to clarify the FDA's interpretation of the dietary ingredient notification requirements. This draft guidance is not final yet but appears to indicate that the FDA is expanding its definition of what is considered a "new dietary ingredient" in the United States. The industry has worked with the FDA for several years, providing comments to the FDA to modify this guidance. While still in flux, if enacted in final form as proposed, this guidance could impose new and significant regulatory barriers for our nutritional supplement products or unique ingredients, which could delay or inhibit our ability to formulate, introduce and sell nutritional supplements as we have in the past.

We face similar pressures in our other markets, including Europe, which continues to set new limits on acceptable maximum levels of various vitamins and minerals. In Europe, for example, we are unable to market supplements that contain ingredients that were not marketed in Europe prior to May 1997 ("novel foods") without going through an extensive registration and pre-market approval process.

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

We acquire ingredients and products from third-party suppliers and manufacturers. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In addition, we obtain some of our products, including our ageLOC Spa systems and Tru Face Essence products from sole suppliers that own or control the product formulations, ingredients or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding ingredients that are comparable in quality and price. For example, some of our nutritional products, including g3 juice and ageLOC Youth (Youthspan or Y-Span in some markets) incorporate unique natural ingredients that are only harvested once a year and may have limited global supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

Production difficulties, quality control problems, inaccurate forecasting and reliance on third-party suppliers could harm our business.

Production difficulties, quality control problems, inaccurate forecasting and our reliance on third party suppliers to manufacture and deliver products that meet our specifications in a timely manner could harm our business. Occasionally, we have experienced production difficulties with respect to our products, including the availability of raw materials and products that do not meet our specifications and quality control standards. These production difficulties and quality problems have in the past, and could in the future, result in stock outages or shortages in our markets with respect to such products, harm our sales, or create inventory write-downs for unusable products.

Our ageLOC Me personalized skin care system includes multiple new product formulations and a new proprietary hands-free dispenser.  By gathering information from consumers through a series of questions on a mobile-device app, ageLOC Me enables consumers to personalize a daily regimen based on individual preferences and skin care needs.  It is possible that the product formulations, dispenser and degree of customization will not meet consumers' expectations.  Because of the novelty of this system, there could be manufacturing, quality control or other technical problems or consumer issues with the dispenser, and the product formulations and customization might not be compatible with consumers' skin sensitivities and selected preferences.  The system contains a large number of SKUs, and there is a degree of unpredictability in forecasting inventory needs globally due to the complexity and number of customized cartridges available.  Any problems with ageLOC Me or our other products could lead to an increase in product returns or stock-outs and negatively impact our reputation, revenue and profitability.

Product diversion to certain markets, including Mainland China, may have a negative impact on our business.

We see our products being sold through online or other distribution channels in certain markets. Although we continually take steps to control this activity, particularly for products sold in Mainland China, product diversion continues to be a challenge. Product diversion causes confusion regarding our distribution channels and negatively impacts the ability of our sales force to sell our products. It also creates a negative impression regarding the viability of the business opportunity for our sales force, which can harm our ability to recruit new people to join our sales force. Product diversion schemes may also involve illegal importation, investment or other activities and harm our brand if gray market or counterfeit goods are passed off as our own. If we are unable to effectively address this issue or if diversion increases, our business could be harmed.

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

Growth in our sales force and consumers and our results of operations can be particularly impacted by adverse publicity regarding us, the nature of our direct selling business models, our products or the actions of our sales force and employees. Given the nature of our operations and our continuous need to recruit and retain consumers and members of our sales force, we are particularly vulnerable to adverse publicity. Specifically, we are susceptible to adverse publicity concerning:

•	suspicions about the legality and ethics of network marketing;

•	continued media or regulatory scrutiny regarding our business in Mainland China;

•	government fines in Mainland China;

•	the safety or effectiveness of ingredients in our or our competitors' products;

•	investigations, legal actions, or mandatory or voluntary product recalls involving us, our competitors, or our respective products;

•	the actions of our current or former sales force and employees; and

•	public perceptions of the direct selling industry or the nutritional or personal care industry generally.

In addition, in the past we have experienced negative publicity that has harmed our business in connection with investigations, inquiries and legal actions. Critics of our industry, short sellers and other individuals who want to pursue an agenda have in the past and may in the future utilize the Internet, the press and other means to publish criticisms of the industry, our company and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. We or others in our industry may receive similar negative publicity or allegations in the future, and it may harm our business and reputation.

Non-compliance with anti-corruption laws could harm our business.

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). Allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines and other penalties from U.S. or other regulatory entities. Although we have implemented anti-corruption policies, controls and training globally to prevent violation of these laws, we cannot be certain that these efforts will be effective. In 2014, one of our competitors entered into a large settlement with U.S. regulators related to allegations that its employees violated the FCPA in Mainland China and other markets.

Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:
•	the possibility that a foreign government might ban or severely restrict our direct selling business model;

•	the possibility that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

•	the lack of well-established or reliable legal systems in certain areas where we operate;

•	the presence of high inflation in the economies of international markets in which we operate;

•
the possibility that a government authority might impose legal, tax, customs, or other financial burdens on us or our sales force, due, for example, to the structure of our operations in various markets;

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

As of December 31, 2015, our principal properties consisted of our corporate headquarters and other office locations, distribution centers and warehouses, research and development centers, manufacturing facilities, retail stores and service centers located in many of our markets. Additionally, we also use third party manufacturers to manufacture many of our key products. As a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, import and export restrictions or delays, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. For example, the earthquake and tsunami in 2011 disrupted our operations in Japan and negatively impacted our operating results. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or that of our third party manufacturers could have a material adverse effect on our business, results of operations and financial condition.

Disruptions to transportation channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.

We may experience disruptions to the transportation channels used to distribute our products, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, import or export controls or delays, and labor disputes or shortages. Disruptions in our container shipments may result in increased costs, including the additional use of airfreight to meet demand. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our profitability.

Our markets are intensely competitive and market conditions and the strengths of competitors may harm our business.

The markets for our products are intensely competitive. Our results of operations may be harmed by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. For example, our Nu Skin products compete directly with branded, premium retail products. We also compete with other direct selling organizations. Because of regulatory restrictions concerning claims about the efficacy of personal care products and dietary supplements, we may have difficulty differentiating our products from our competitors' products, and competing products entering the personal care and nutritional market could harm our revenue. In addition, our business may be negatively impacted if we fail to adequately adapt to trends in consumer behavior and technologies.

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

We sell products for human consumption and use. Our dietary supplement products consist of vitamins, minerals, botanicals and other ingredients that are classified as foods or dietary supplements. Our personal care products are cosmetic and other beautifying products intended to be used on the body and skin. These products are not generally subject to pre-market approval or registration processes so we cannot rely upon a government safety panel to qualify or approve our products for use, and some ingredients may not have long histories of human consumption or use. We rely upon published and unpublished safety information including clinical studies on ingredients used in our products and conduct our own clinical and safety studies on some key ingredients and products, but not all products. A product may be safe for the general population when consumed or used as directed but could cause an adverse reaction for a person who has a health condition or allergies, or who is taking a prescription medication. While we include what we believe are adequate instructions and warnings and we have historically had low numbers of reported reactions, previously unknown adverse reactions could occur. If we discover that our products are causing adverse reactions, or if we determine that any of our employees have not properly handled reports of adverse reactions, we could suffer further adverse publicity or government sanctions.

As a result of the type of products that we sell, we may be subject to various product liability claims, including that the products fail to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects. Consumer protection laws and regulations governing our business continue to expand, and in some states such as California, class-action lawsuits based on increasingly novel theories or liability are expanding. Product liability claims could increase our costs, and adversely affect our business and financial results. As we continue to offer an increasing number of new products through larger scale, limited-time offers our product liability risk may increase.

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

The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with our employees, sales force, consumers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property rights may not be sufficient to permit us to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. In addition, the laws of certain foreign countries where we have significant business, including markets such as Mainland China, do not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our patents and trademarks may be substantial or even not practical. We have filed patent applications to protect our intellectual property rights in our new technologies, however, there can be no assurance that our patent applications will be approved and issue, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. Moreover, many of our products rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

To enforce and protect our intellectual property rights, we may initiate litigation against third parties, such as patent infringement suits or interference proceedings and seek indemnification by contract or otherwise. Any lawsuits that we initiate could be expensive, take significant time and divert management's attention from other business concerns, and we may ultimately fail to prevail or recover on any indemnification claim. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may adversely affect our financial condition or diminish our investments in this area.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our products could be adversely affected.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, scientific advisors and third parties. Our employees may leave to work for competitors. Our distributors or Sales Leaders may seek other opportunities. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our current or former employees, distributors, Sales Leaders, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and adversely affect our financial condition.

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

We collect and retain large volumes of company, employee, sales force and guest data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, sales force or guest data which could negatively impact our results and reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

Epidemics and other crises could negatively impact our business.

Due to the person-to-person nature of direct selling, our results of operations could be harmed if the fear of a communicable and rapidly spreading disease or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics or other crises. In addition, most of our Pharmanex nutritional supplement revenue is generated from products that are encapsulated in bovine- and/or porcine-sourced gel capsules. If we experience production difficulties, quality control problems or shortages in supply in connection with bovine or porcine related health concerns, this could result in additional risk of product shortages or write-downs of inventory. We may be unable to introduce our products in some markets if we are unable to obtain the necessary regulatory approvals or if any product ingredients are prohibited, which could harm our business.

The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

Our Class A common stock closed at $85.15 per share on January 31, 2014 and closed at $31.91 per share on February 1, 2016. During this two-year period, our Class A common stock traded as low as $29.52 per share and as high as $97.49 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

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

For example, effective in 2010, Venezuela was designated as a highly inflationary economy under generally accepted accounting principles in the United States. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100% or more over a three-year period as well as other qualitative factors, including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. In February 2013, Venezuela devalued its bolivar fuertes ("bolivar") against the U.S. dollar, which resulted in an official exchange rate of 6.3 bolivars per U.S. dollar. During the first quarter of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela, which utilize exchange rates of approximately 10.7 and 50 bolivars per U.S. dollar, respectively. In the first quarter of 2015, a new foreign exchange mechanism ("SIMADI") was announced, which utilizes a variable exchange rate that was approximately 193 bolivars per U.S. dollar as of March 31, 2015. Due to the current political and economic environment in Venezuela, there is a risk that there could be additional foreign currency devaluations.

The functional currency in highly inflationary economies is the U.S. dollar, and transactions denominated in the local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. During 2014 and 2015, we recorded $46.3 million and $10.2 million, respectively, of non-cash foreign currency charges related to the devaluation of the Venezuela currency. During the periods ended December 31, 2013, 2014 and 2015, our Venezuela subsidiary's net sales revenue represented approximately 1.1%, 0.9% and 0.2% of consolidated net sales revenue, respectively. Although we did not operate in any country other than Venezuela that was considered to have a highly inflationary economy during the periods ended December 31, 2013, 2014 and 2015, other countries, including Argentina and Russia, have experienced weakening currencies, and it is currently possible that such countries may be so designated in the future. Our Argentina and Russia subsidiaries' net sales revenue each represented less than 1% of consolidated net sales revenue during each of the periods ended December 31, 2013, 2014 and 2015.

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

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2015, we had $69.2 million in cash denominated in Chinese RMB.

In addition, as of December 31, 2015, we had $4.3 million in monetary assets denominated in Venezuela bolivars. Currency exchange restrictions enacted by the government of Venezuela require approval from the government's currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends to the United States.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                          PROPERTIES

Our principal properties consist of the following:

Offices

We have administrative offices at our corporate headquarters in Provo, Utah, and in various markets, including in Shanghai, China.

Distribution Centers

We distribute our products through distribution centers and warehouses in many of our markets, including in Provo, Utah; Shanghai, China; Chungcheong buk-do, Korea; Venlo, Netherlands; and Tokyo, Japan.

Research and Development Centers

We operate research and development centers in Provo, Utah, and in Shanghai, China.

Manufacturing Facilities

We operate manufacturing facilities in Mainland China.

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

ITEM 3.                          LEGAL PROCEEDINGS

As previously disclosed, we are currently involved in a dispute related to customs assessments by Yokohama Customs on several of our products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest (we were previously required to post a bond or make a deposit to secure any additional duties that may have been due and payable on current imports, but we are no longer required to do so). Additional assessments related to any prior period are barred by applicable statutes of limitations.  The aggregate amount of these assessments and disputed duties was approximately 4.3 billion Japanese yen as of December 31, 2015 (approximately $35.4 million), net of recovery of consumption taxes. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice pursuant to the transaction value method under the World Trade Organization Customs Valuation Agreement or whether it must use one of the alternative valuation methods provided in that agreement, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation. Following our review of the assessments and after consulting with legal and customs advisors, we believe that use of the manufacturer's invoice is the appropriate valuation method and that the additional assessments are improper and are not supported by applicable customs laws because they are based on an alternative valuation method.  Because we believe that the assessment of higher duties by the customs authorities is an improper application of the regulations, we are currently expensing the portion of the duties we believe is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on our consolidated financial statements. We filed letters of protest with the applicable Customs authorities, which were rejected.  We then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied our administrative appeal.  We disagree with the Ministry of Finance's administrative decision. We are now pursuing the matter in Tokyo District Court, which is not required to give deference to the decision made by the Ministry of Finance and which we believe will provide a more independent determination of the matter. In June 2015, the Tokyo District Court closed the proceedings, and we currently anticipate a decision on the matter during the first quarter of 2016. If we are unsuccessful in recovering the amounts assessed and paid, we will record a non-cash expense in Cost of Sales for the full amount of the disputed assessments. We anticipate that additional disputed duties will be limited going forward as we purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

Since 2014, we have been in discussions with the Securities and Exchange Commission ("SEC") regarding our Audit Committee's internal review of our business in China and related matters.  In particular, these discussions with the SEC have been focused on a charitable donation we made in China in 2013 and issues related thereto.  In April 2015, the SEC informed us that it was initiating a non-public, formal investigation into these issues.  We have provided a number of documents in connection with this investigation, some of which were given to the SEC pursuant to subpoena, and we continue to work with the SEC to provide it with all requested information.  We have also made available certain of our employees in the U.S. and China to provide testimony and respond to the SEC's questions.  The SEC has advised us that the existence of the investigation should not be construed as an indication by the SEC or its staff that we or any of our officers or directors had violated any of the federal securities laws.  We intend to continue to cooperate fully with the SEC's investigation and provide the SEC with the requested information.  See Item 1A. Risk Factors—"We are involved, and may become involved in the future, in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results."

As previously disclosed, we are also currently being sued in a purported class action lawsuit and derivative claim relating to negative media and regulatory scrutiny regarding our business in Mainland China and the associated decline in our stock price. Beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. In May 2014, the court consolidated the various purported class actions, appointed State-Boston Retirement System as lead plaintiff in the consolidated action and appointed the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action. In June 2014, a consolidated class action complaint was filed. In February 2015, the court denied our motion to dismiss the case. The consolidated class action complaint purports to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt. The consolidated class action complaint alleges that, inter alia, we made materially false and misleading statements regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities. The parties are engaging in a mediation process in an effort to resolve this matter.  We believe the claims are without merit, but we have entered into this process in an effort to avoid potentially lengthy, costly, distracting and time- consuming litigation.

In addition, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. In May 2014, the court issued an order consolidating the derivative actions, appointing plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and appointing the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action. In July 2014, a consolidated derivative complaint was filed. In July 2015, the court stayed the derivative action pending a resolution in the securities class action lawsuit and denied our motion to dismiss without prejudice to renewing the motion when the stay is lifted. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises, Inc. for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil H. Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises, Inc. The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises, Inc. for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund and Campbell. The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding their sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.

As previously disclosed, in September 2011, Elizabeth Craig ("Craig") and Brady Harper ("Harper") filed suit against us and our Subsidiaries in the Utah Fourth District Court for malicious prosecution, abuse of criminal process, defamation and intentional infliction of emotional distress. The complaint sought compensatory damages in excess of $42 million and punitive damages of $200 million. In August 2011, we filed suit in the Utah Fourth District Court against Scott Lazerson ("Lazerson") and Nu Lite Sales, LLC ("Nu Lite"), an entity owned by Craig and Harper, alleging fraud, negligent misrepresentation, conversion and unjust enrichment and seeking declaratory and equitable relief. The August 2011 and September 2011 suits are based on disagreements over whether we were entitled to report Craig, Harper and Lazerson to police for suspected theft of our products and over who owns title to those products. On March 22, 2012, the court consolidated the two suits into a single case. Nu Lite and Lazerson have filed counterclaims against us. Nu Lite's counterclaim alleges conversion and tortious interference with prospective business relations and seeks compensatory damages in excess of $2 million and punitive damages of $20 million. Lazerson's counterclaim alleges abuse of process, intentional infliction of emotional distress, negligent infliction of emotional distress and negligence and seeks unspecified amounts of compensatory and punitive damages. In February 2015, we filed a motion for partial summary judgment on the claims and counterclaims alleged against us by Craig, Harper and Lazerson. In February 2015, Craig, Harper and Nu Lite filed motions for partial summary judgment on Craig and Harper's malicious prosecution claim and on Nu Lite's conversion counterclaim. In October 2015, the district court entered written orders denying summary judgment for all causes of action addressed by the motions, and we filed a petition for permission to file an interlocutory appeal of the district court's orders on summary judgment that were adverse to us, which was denied in November 2015. Nu Skin Enterprises, Inc., Elizabeth Craig, Brady Harper, and Nu Lite Sales, LLC have resolved and settled all claims previously pending between them. The lawsuits between the parties that had been pending in Utah's Fourth Judicial District Court have been dismissed with prejudice with respect to those parties. We believe all of the remaining claims and counterclaims alleged against us by Lazerson are without merit and intend to vigorously defend ourselves.

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

Our Class A common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "NUS." The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2014 and 2015 based upon quotations on the NYSE.

Quarter Ended	High	Low
March 31, 2014	$140.50	$67.51
June 30, 2014	89.69	71.25
September 30, 2014	74.38	40.06
December 31, 2014	54.41	38.12

Quarter Ended	High	Low
March 31, 2015	$62.63	$39.26
June 30, 2015	62.87	47.02
September 30, 2015	49.92	38.00
December 31, 2015	47.53	31.15

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

The closing price of our Class A common stock on January 29, 2016, was $31.65. The approximate number of holders of record of our Class A common stock as of January 29, 2016 was 360. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

We declared and paid a $0.345 per share dividend for Class A common stock each quarter in 2014 and a $0.35 per share dividend for Class A common stock each quarter in 2015. The board of directors has approved an increased quarterly cash dividend of $0.355 per share of Class A common stock to be paid on March 16, 2016, to stockholders of record on February 26, 2016. Annually, this would increase the dividend to $1.42 from $1.40 in the prior year. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

October 1 – 31, 2015	202,249	$37.00	202,249	$499.4
November 1 – 30, 2015	946,654	34.45	946,654	466.8
December 1 – 31, 2015	549,806	36.26	549,806	446.9
Total	1,698,709	$35.34	1,698,709

(1)	In July 1998, our board of directors approved a plan to repurchase $10.0 million of our Class A common stock on the open market or in private transactions. Our board from time to time increased the amount authorized under the 1998 stock repurchase plan. In August 2013, we announced that our board authorized a $400.0 million increase. In October 2015, our board terminated the 1998 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500.0 million.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers (the "Peer Group") for the period from December 31, 2010 through December 31, 2015. The graph assumes that $100 was invested in each of the Class A common stock, the S&P 500 Index and the index of publicly traded peers on December 31, 2010 and that all dividends were reinvested. The Peer Group consists of the following companies, which compete in our industry and product categories: Avon Products, Inc., The Estée Lauder Companies Inc., Tupperware Brands Corporation, Herbalife Ltd., USANA Health Sciences, Inc., Nature's Sunshine Products, Inc., Weight Watchers International, Inc., Mannatech, Inc. and Elizabeth Arden, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Nu Skin Enterprises, Inc., the S&P 500 Index, and a Peer Group

$600
$500
$400
$300
$200
$100
$0
12/10
12/11
12/12
12/13
12/14
12/15
Nu Skin Enterprises, Inc.
S&P 500
Peer Group

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

Measured Period	Nu Skin	S&P 500 Index	Peer Group Index
December 31, 2010	100.00	100.00	100.00
December 31, 2011	162.99	102.11	110.66
December 31, 2012	126.53	118.45	106.16
December 31, 2013	480.84	156.82	143.92
December 31, 2014	156.04	178.29	113.51
December 31, 2015	139.64	180.75	119.64

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

ITEM 6.                          SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 have been derived from the audited consolidated financial statements:

	Year Ended December 31,
	2011		2012	2013	2014		2015
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$1,719,588		$2,132,257	$3,176,718	$2,569,495		$2,247,047
Cost of sales	322,624	(1)	353,152	505,806	478,434	(2)	489,510	(2)(3)
Gross profit	1,396,964		1,779,105	2,670,912	2,091,061		1,757,537
Operating expenses:
Selling expenses	727,045		932,812	1,476,772	1,116,572		951,372
General and administrative expenses	436,177		505,449	640,028	622,301		561,463	(3)
Total operating expenses	1,163,222		1,438,261	2,116,800	1,738,873		1,512,835
Operating income	233,742		340,844	554,112	352,188		244,702
Other income (expense), net	(6,973)		4,398	2,828	(53,681	)(4)	(32,743	)(4)
Income before provision for income taxes	226,769		345,242	556,940	298,507		211,959
Provision for income taxes	73,439		123,597	192,052	109,331		78,913
Net income	$153,330		$221,645	$364,888	$189,176		$133,046
Net income per share:
Basic	$2.47		$3.66	$6.23	$3.20		$2.29
Diluted	$2.38		$3.52	$5.94	$3.11		$2.25
Weighted-average common shares outstanding (000s):
Basic	62,066		60,600	58,606	59,073		57,997
Diluted	64,546		63,025	61,448	60,887		59,057

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$290,701		$333,403	$547,127	$300,208		$303,725
Working capital	288,916		268,500	341,542	416,338		298,795
Total assets	990,956		1,124,807	1,821,062	1,614,434		1,505,843
Current portion of long-term debt	28,608		39,019	67,824	82,770		67,849
Long-term debt	107,944		154,963	113,852	164,567		181,745
Stockholders' equity	574,236		590,612	858,619	942,438		825,621
Cash dividends declared	0.59		0.80	1.20	1.38		1.40

Supplemental Operating Data (at end of period):
Approximate number of Actives(5)	855,000		946,000	1,335,000	1,208,000		994,000
Number of Sales Leaders(6)	41,816		51,790	102,117	62,009		67,575

(1)	Includes $32.8 million related to an adverse decision in the Japan customs litigation.

(2)	Includes write-downs of inventory of $50.0 million and $37.9 million in 2014 and 2015, respectively, resulting primarily from reduced sales expectations primarily in our Greater China region.

(3)	Reflects the 2015 reclassification of $31.5 million in overhead expenses from general and administrative expense to cost of sales.

(4)	Includes $46.3 million and $10.2 million of foreign currency charges in 2014 and 2015, respectively, related to the devaluation of the Venezuela currency.

(5)	"Actives" are persons who purchased products directly from the company during the previous three months.

(6)	"Sales Leaders" are independent distributors, and sales employees and independent marketers in China, who achieve certain qualification requirements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K.

Business Overview
Our Products
Founded more than 30 years ago, Nu Skin Enterprises, Inc. develops and distributes innovative consumer products, offering a comprehensive line of premium-quality beauty and wellness solutions in 54 markets worldwide. In 2015, our revenue of $2.2 billion was primarily generated by our two category brands: our beauty and personal care category brand known as Nu Skin and our nutritional products category brand, Pharmanex. We have also leveraged our scientific expertise in the area of anti-aging to develop our ageLOC brand that features innovative products in both of these categories. Nu Skin sells its products through a global network of Sales Leaders. Our distribution channel is sometimes referred to as "direct selling."

Our Global Operations
Nu Skin's operations span more than 50 markets with nearly 90% of our 2015 revenue coming from outside of the United States.  Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign currency fluctuations. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.
In 2015, Mainland China was our largest revenue market and accounted for approximately 25% of our revenue. Given the direct selling regulations that are unique to Mainland China, we have implemented a distinct business model in that market to conform to local laws and regulations. While the direct selling channel is relatively new to Mainland China, we continue to believe the market holds significant potential.
Our operations are subject to various laws and regulations globally, particularly with respect to our product categories and our distribution channel. Given the regulatory environment for our product categories and distribution channel, from time to time we receive inquiries from government regulatory authorities regarding the nature of our business and other issues. For example, in 2014, our revenue and number of Sales Leaders and Actives in the Greater China region were negatively impacted by our voluntary suspension of new sales representative applications and business meetings in Mainland China in response to adverse media reports and a government review in the first part of 2014. Our business in Mainland China stabilized in 2015, and we continue to work to renew growth in the market by engaging and growing our sales force.
A Global Network of Sales Leaders and Actives
As of December 31, 2015, we had approximately 994,000 persons who purchased products directly from the company during the previous three months ("Actives"). We believe a significant majority of Actives purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity to generate income by marketing and reselling products.

Our revenue is highly influenced by the number and productivity of our Actives and Sales Leaders. Sales Leaders are independent distributors, and sales employees and independent marketers in China, who achieve certain qualification requirements.
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

Product Innovation

Our sales force markets and sells our products, and attracts others to the opportunity, based on the distinguishing benefits and innovative characteristics of our products. As a result, it is vital to our business that we continuously leverage our scientific expertise and product development resources to introduce innovative beauty and wellness products.

Since 2008, we have focused on the development of products under our ageLOC brand, an innovative line of anti-aging solutions that feature skin treatment and nutritional products. The ageLOC brand has generated more than $5 billion in cumulative sales since its 2008 introduction. The anti-aging line includes the ageLOC Transformation daily skin care system, ageLOC Spa systems and gels, ageLOC Tru Face Essence Ultra anti-aging skin care serum, ageLOC Vitality and ageLOC R2 nutritional supplements, and ageLOC TR90 weight management system. Beginning in 2015 and continuing into 2016, we are launching additional products in this line, including our ageLOC Youth anti-aging nutritional supplement and our ageLOC Me personalized skin care system. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our number of Actives and Sales Leaders.

Our Product Launch Process

Although our product launch process may vary by market and by product, we generally launch key products in a market by first previewing them to key Sales Leaders. We then introduce the products to our sales force and consumers through limited-time offers. Limited-time offers typically generate significant activity and a high level of purchasing, which often results in a higher-than-normal increase in revenue during the quarter and often skews year-over-year and sequential comparisons. We believe our product launch process also attracts new people to our business, helping drive growth in our Sales Leaders and Actives through increased consumer trial.

We may experience difficulty effectively managing growth associated with these limited-time offers and may face increased risk of improper sales force activities and related government scrutiny. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain and order processing systems. If we are unable to accurately forecast sales levels in each market for product launches or ongoing product sales, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or ongoing product sales or if we change our planned launch strategies or initiatives, we could incur inventory write-downs. For example, given heightened media and regulatory scrutiny in Mainland China and the voluntary measures we took in that market, we adjusted our 2014 product launch plans. This change in plans resulted in a $50.0 million write-down of estimated surplus inventory, primarily in Mainland China, during the second quarter of 2014. We similarly incurred a $37.9 million write-down of estimated surplus inventory in the Greater China region in the third quarter of 2015 due to reduced expectations for future product sales. Any additional write-down of inventory in any of our markets would negatively impact our gross margins. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future. If we fail to effectively forecast or manage our supply chain and information systems in the product launch process or for ongoing product sales, our reputation and profitability could be negatively impacted.

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

Revenue by Region

	Year Ended December 31,
(U.S. dollars in millions)	2013		2014		2015

Greater China	$1,363.2	43%	$948.5	37%	$771.6	34%
North Asia	869.4	27	783.0	30	686.5	31
Americas	370.1	12	329.0	13	329.7	15
South Asia/Pacific	379.0	12	328.4	13	322.0	14
EMEA	195.0	6	180.6	7	137.2	6
	$3,176.7	100%	$2,569.5	100%	$2,247.0	100%

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

Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include sales commissions paid to our sales force, special incentives, costs for incentive trips and other rewards, as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in Mainland China. Selling expenses do not include amounts we pay to our sales force based on their personal purchases; rather, such amounts are reflected as reductions to revenue. Our global sales compensation plan, which we employ in all our markets except Mainland China, is an important factor in our ability to attract and retain our Sales Leaders. Under our global sales compensation plan, Sales Leaders can earn "multi-level" compensation, where they earn commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on sales materials. Small fluctuations occur in the amount of commissions paid as the Actives and Sales Leaders change from month to month. However, with approximately 994,000 Actives and 67,575 Sales Leaders, the fluctuation in the overall payout is relatively small. Selling expenses as a percentage of revenue typically increase in connection with a limited-time offer due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on selling expenses.

Outside of Mainland China, distributors also have the opportunity to make profits by purchasing products from us at a discount and selling them to consumers with a mark-up. We do not account for, nor pay, additional commissions on these mark-ups received by distributors. In many markets, we also allow individuals who are not part of our sales force, whom we refer to as "preferred customers," to buy products directly from us at a discount. We pay commissions on preferred customer purchases to the referring member of our sales force.

General and administrative expenses include:

•    wages and benefits;

•    rents and utilities;

•    depreciation and amortization;

•    promotion and advertising;

•    professional fees;

•    travel;

•    research and development; and

•    other operating expenses.

Labor expenses are the most significant portion of our general and administrative expenses. Promotion and advertising expenses include costs of sales force conventions held in various markets worldwide, which we expense in the period in which they are incurred. Because our various sales force conventions are not held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter. For example, we held our global convention in October 2015 and will have another global convention in the fall of 2017 as we currently plan to hold a global convention every other year. In addition, we hold regional conventions and conventions in our major markets at different times during the year. These conventions have significant expenses associated with them. Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates in 2015 were approximately 16.5% in Hong Kong, 17.0% in Taiwan, 22.7% in South Korea, 39.9% in Japan and 25.0% in Mainland China. We are subject to taxation in the United States at the statutory corporate federal tax rate of 35%, and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 37.2% for the year ended December 31, 2015.

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

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between Nu Skin affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2015, we had net deferred tax assets of $24.2 million. We net these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. These net deferred tax assets assume sufficient future earnings will exist for their realization, and are calculated using anticipated tax rates. In certain foreign jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses. When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We evaluate our indefinite reinvestment assertions with respect to foreign earnings for each period. Other than earnings we intend to reinvest indefinitely, we accrue for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, we accrue the applicable foreign income taxes. We intend to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that we have indefinitely reinvested aggregate to $70.0 million and $50.0 million as of December 31, 2015 and 2014, respectively. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $3.4 million.

We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. We have filed U.S. federal tax returns for all years through and including 2014, and we are no longer subject to tax examinations from the United States Internal Revenue Service (the "IRS") for any of these years except for 2011. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2011. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. We have elected to participate in the CAP program for 2016 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time. In major foreign jurisdictions, we are generally not subject to income tax examinations for years before 2010. However, statutes in certain countries may be as long as ten years for transfer pricing related issues. Along with the IRS examination of 2011, we are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

Our unrecognized tax benefits are related to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which we operate, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $0 to $1 million.

At December 31, 2015, we had $7.8 million in unrecognized tax benefits of which $0.9 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2014, we had $6.0 million in unrecognized tax benefits of which $1.1 million, if recognized, would affect the effective tax rate. We recognized approximately $0.4 million in interest and penalties during the year ended December 31, 2014 and $0.4 million in interest and penalties during the year ended December 31, 2015. We had approximately $0.9 million, $1.3 million and $1.7 million of accrued interest and penalties related to uncertain tax positions at December 31, 2013, 2014 and 2015, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2013	2014	2015

Revenue	100.0%	100.0%	100.0%
Cost of sales	15.9	18.6	21.8

Gross profit	84.1	81.4	78.2

Operating expenses:
Selling expenses	46.5	43.5	42.3
General and administrative expenses	20.2	24.2	25.0

Total operating expenses	66.7	67.7	67.3

Operating income	17.4	13.7	10.9
Other income (expense), net	0.1	(2.1)	(1.5)

Income before provision for income taxes	17.5	11.6	9.4
Provision for income taxes	6.0	4.2	3.5

Net income	11.5%	7.4%	5.9%

2015 Compared to 2014

Overview

Revenue in 2015 decreased 13% to $2.2 billion from $2.6 billion in 2014, with foreign currency fluctuations negatively impacting revenue 8%. Sales Leaders and Actives were up 9% and down 18%, respectively, compared to the prior year. Earnings per share for 2015 were $2.25, compared to $3.11 for 2014.

The year-over-year comparisons are affected by limited-time offer activity in 2014 and the lack of major new product initiatives through the first half of 2015. Limited-time offers of our ageLOC Tru Face Essence Ultra anti-aging skin care serum and our ageLOC TR90 weight management and body shaping system generated approximately $194 million in revenue during 2014. Following the launch of ageLOC TR90 in 2013 and the beginning of 2014, we did not have any major new product initiatives until the second half of 2015, which presented challenges in our ability to grow the business. Revenue generated from limited-time offers of ageLOC Youth in our South Asia/Pacific and Americas regions and ageLOC Me in our North Asia region during 2015 totaled approximately $96 million. We expect that our revenue for 2016 will continue to be positively impacted by the introduction of new products.

Foreign currency fluctuations negatively impacted our 2015 revenue by 8% on a consolidated basis, compared to 2014. In addition, our 2015 earnings per share reflect a first-quarter charge of $10.2 million related to a new foreign exchange mechanism for the Venezuela currency and foreign currency translation expenses of $17.0 million. In 2014, we similarly incurred a charge of $46.3 million related to the Venezuela currency. We currently expect that the strengthening U.S. dollar will continue to impact our results in 2016. For more information regarding these items, please see "—Gross profit," "—Other income (expense), net" and "—Liquidity and Capital Resources."

Our earnings per share also reflect write-downs of inventory of $37.9 million in 2015 and $50.0 million in 2014. Both of these write-downs of estimated surplus inventory resulted from reduced sales expectations primarily in our Greater China region.

Revenue

Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2014	2015	Change

Mainland China	$675.1	$565.5	(16%)
Taiwan/Hong Kong	273.4	206.1	(25%)
Greater China total	$948.5	$771.6	(19%)

Foreign currency fluctuations negatively impacted revenue in the Greater China region by 2% in 2015.

The year-over-year revenue decline reflects approximately $130.5 million in revenue in this region in 2014 generated by limited-time offers of ageLOC Tru Face Essence Ultra and ageLOC TR90, consisting of $80.8 million in Mainland China and $49.7 million in Taiwan and Hong Kong. Although there were no significant limited-time offers in the region during 2015, revenue was positively impacted by small previews of ageLOC Me to key Sales Leaders in the region, and ageLOC Youth in Hong Kong, during the fourth quarter.

The year-over-year revenue decline for the region also reflects the disruption of our business in Mainland China and subsequent loss of Sales Leaders in 2014. We believe our business in Mainland China stabilized in 2015.  For example, on a sequential basis, revenue in Mainland China for the fourth quarter of 2015 was 4% higher than the third quarter of 2015. We continue to work to engage and grow our sales force in order to renew growth in that market. Economic indicators in Mainland China cause uncertainty regarding economic conditions in Mainland China and the potential impact on our business in that market.

Sales Leaders in Mainland China increased 16% and Actives decreased 52% compared to 2014. Sales Leaders and Actives in Taiwan were down 14% and 18%, respectively, compared to 2014. Sales Leaders in Hong Kong were up 6% and Actives were down 19% compared to 2014. The decrease in Actives across the region reflects promotional activity that took place during the fourth quarter of 2014. On a sequential basis, Sales Leaders and Actives in the region increased 8% and 6%, respectively, from September 30, 2015 to December 31, 2015.

We believe that recent allegations and media scrutiny regarding the alleged improper importation and sale of ageLOC Spa devices in Taiwan in 2011 and 2012 may have negatively impacted our sales force and reputation in that market and may continue to do so. For more information, see Item 1A. Risk Factors—"If our ageLOC Spa systems or Pharmanex BioPhotonic Scanner are determined to be medical devices in a particular geographic market or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such tools could be harmed, and we could face legal or regulatory actions."

We currently plan to sell ageLOC Me in a limited-time offer in this region during the second quarter of 2016.

North Asia. The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2014	2015	Change

South Korea	$467.7	$422.3	(10%)
Japan	315.3	264.2	(16%)
North Asia total	$783.0	$686.5	(12%)

Revenue in the region for 2015 was negatively impacted approximately 9% by foreign currency fluctuations, compared to 2014. Foreign currency fluctuations negatively impacted revenue 7% and 12% in South Korea and Japan, respectively.

Local-currency revenue in South Korea was down 3% on a year-over-year basis. This decline reflects approximately $39 million in revenue in 2014 generated by limited-time offers of ageLOC Tru Face Essence Ultra and TR90. During 2015, we did not have a major product introduction in South Korea until the fourth quarter, when we introduced ageLOC Me in a limited-time offer, generating approximately $18 million in sales. Revenue from this limited-time offer was lower than our internal goals.  We believe our bundling of the device with an optional 12-month product commitment may have contributed to these lower-than-expected results. We also believe that the results may reflect softness in the South Korea market, which may continue in 2016. We currently plan to begin making ageLOC Me generally available for purchase in South Korea during the first quarter of 2016. Our Sales Leaders and Actives in South Korea decreased 2% and 8%, respectively, compared to the prior year.

Local-currency revenue in Japan decreased 4% on a year-over-year basis, reflecting challenges related to the difficult direct selling environment in Japan and the lack of a major product introduction until the fourth quarter of 2015. Our limited-time offer of ageLOC Me in December generated an increased level of Sales Leader activity, and we currently plan to begin making this product generally available for purchase in Japan during the second quarter of 2016. Sales Leaders in Japan increased 2% and Actives decreased 5% compared to 2014. The regulatory environment in Japan continues to be challenging.

Americas. The following table sets forth revenue for the Americas region (U.S. dollars in millions):

	2014	2015	Change

United States/Canada	$272.4	$284.9	5%
Latin America	56.6	44.8	(21%)
Americas total	$329.0	$329.7	*

* Less than 1%

The year-over-year revenue comparison for this region reflects approximately $21 million of revenue generated by a limited-time offer of ageLOC Youth in the United States and Canada during the fourth quarter of 2015, compared to approximately $10 million in limited-time offer sales of ageLOC TR90 in the region during 2014.  We currently plan to make ageLOC Youth generally available for purchase in the United States, Canada and Mexico during the first half of 2016.

Local-currency revenue growth throughout the region in 2015 was offset by a negative impact of approximately 13% from foreign currency fluctuations. Revenue in Canada, our largest market by revenue in this region outside of the United States, grew by 14% on a local-currency basis but declined by 1% on a reported basis, compared to 2014.  Similarly, revenue in Latin America grew by 43% on a local-currency basis but declined by 21% on a reported basis, compared to 2014.

Sales Leaders in the Americas region increased 17%, driven primarily by the fourth-quarter limited-time offer of ageLOC Youth, and Actives decreased 5%, compared to the prior year.

South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region (U.S. dollars in millions):

	2014	2015	Change

South Asia/Pacific	$328.4	$322.0	(2%)

Foreign currency fluctuations negatively impacted revenue in the South Asia/Pacific region by 12% in 2015 compared to the prior year. Local-currency revenue in the region grew on a year-over-year basis, reflecting approximately $48 million of revenue generated by a limited-time offer of ageLOC Youth during the second half of 2015.  There were no significant limited-time offer sales in this region during the prior year.

Sales Leaders in the region increased 24%, driven primarily by the limited-time offer of ageLOC Youth, and Actives decreased 4% in 2015 compared to the prior year.

We currently plan to have a second limited-time offer of ageLOC Youth in the region during the second quarter of 2016.

EMEA. The following table sets forth revenue for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2014	2015	Change

EMEA	$180.6	$137.2	(24%)

Foreign currency fluctuations negatively impacted revenue in the EMEA region by 16% in 2015 compared to the prior year. The year-over-year revenue decline in EMEA was impacted by 2014 limited-time offers of TR90, which generated revenue of approximately $8 million in the region in 2014. There were no limited-time offers in the region in 2015. Revenue was also negatively impacted by a year-over-year decline of 4% in both Sales Leaders and Actives, which we believe was due in part to a lack of major new product initiatives.

We currently plan to launch ageLOC Me in the region during the first quarter of 2016.

Gross profit

Gross profit as a percentage of revenue in 2015 decreased to 78.2% compared to 81.4% in 2014. The decline is due to the negative impact of foreign currency fluctuations, increased promotional activity, the 2015 reclassification of certain overhead expenses related to warehousing and shipping products from general and administrative expense to cost of sales, and an increase in inventory-related overhead expenses in 2015 as a result of increased inventory turnover. The amount that was reclassified from general and administrative expense to cost of sales for 2015 was $31.5 million. We did not revise prior-period financial statements because the reclassification was not material to the prior periods.

Gross profit in both 2014 and 2015 was also negatively impacted by inventory write-downs of $50.0 million in 2014 and $37.9 million in 2015. Both of these write-downs of estimated surplus inventory resulted from reduced sales expectations primarily in our Greater China region. Any additional write-down of inventory in any of our markets would negatively impact our gross margin.

Selling expenses

Selling expenses as a percentage of revenue decreased to 42.3% in 2015, compared to 43.5% in 2014. Selling expenses as a percentage of revenue in 2015 were lower due to a reduction in the number of Sales Leaders qualifying for incentive trips and other promotional incentives based on 2015 results. In addition, the salaries of our sales employees in Mainland China are fixed for a three-month period of time, until they are adjusted during a quarterly evaluation process. Consequently, our selling expenses as a percentage of revenue were relatively high in the first quarter of 2014 because a portion of our sales compensation remained fixed while our revenue was negatively impacted by the voluntary measures we took in Mainland China during that quarter.

General and administrative expenses

General and administrative expenses decreased to $561.5 million in 2015, compared to $622.3 million in 2014. This decrease was due to the 2015 reclassification of overhead expenses from general and administrative expense into cost of sales as discussed under "Gross profit" above. General and administrative expenses also declined on a year-over-year basis due to a decline of $17.0 million in expenses related to promotions and advertising and a decline of $10.1 million in stock-based compensation expense.

Other income (expense), net

Other income (expense), net was $32.7 million of expense in 2015, compared to $53.7 million of expense in 2014. These expenses reflect non-cash foreign currency charges of $10.2 million in the first quarter of 2015 and $46.3 million in the first half 2014 resulting from the impact of the devaluation of the Venezuela currency on the monetary assets and liabilities of our Venezuela entity. For more information about these charges, see "—Liquidity and Capital Resources." We also incurred foreign currency translation expenses of $17.0 million in 2015. In 2014, we incurred a charge of $7.4 million related to the prepayment of debt, partially offset by approximately $7.0 million in tax incentives related to our new China headquarters.

Provision for income taxes

Provision for income taxes decreased to $78.9 million in 2015 from $109.3 million in 2014. The effective tax rate increased to 37.2% in 2015 from 36.6% of pre-tax income in 2014. The year-over-year increase in the effective tax rate for 2015 was due largely to the lower than anticipated profits in China caused by the charge to inventory. Consequently, a deferred tax asset associated with China could not be recognized, thereby impacting the annual effective tax rate.

Net income

As a result of the foregoing factors, net income in 2015 decreased to $133.0 million, compared to $189.2 million in 2014.

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

Second, the declines reflect difficult comparisons with the prior year, which included significant Sales Leader activity and revenue related to the global limited-time offer of ageLOC TR90. This limited-time offer generated $550 million of sales during the second half of 2013. This product was sold in a kit containing a three-month supply, and we believe the significant 2013 sales and the three-month supply kit configuration decreased demand in subsequent regional limited-time offers of this product. In addition, TR90 was developed to decrease fat without sacrificing lean muscle. The result is a healthier body composition but not necessarily maximum weight loss. Our research showed that some consumers of TR90 were dissatisfied with the extent of their weight loss. In some markets, we elected to make TR90 generally available shortly following a regional limited-time offer, rather than waiting a longer period as in previous limited-time offers for other products. We believe these issues and the disruption in China combined to result in significantly lower regional limited-time offer sales of TR90 and ageLOC Tru Face Essence Ultra in 2014, which generated $194 million.

Earnings per share in 2014 decreased to $3.11, compared to $5.94 in 2013. The decrease in earnings per share in 2014 reflects a 19% revenue decline, a $46.3 million foreign currency charge taken in the first half of 2014 related to the devaluation of the Venezuela currency and the increased tax rate related to this foreign currency charge. The decrease in earnings per share in 2014 also reflects a $50.0 million charge taken in the second quarter of 2014 for the write-down of inventory primarily in Mainland China.

Revenue

Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2013	2014	Change

Mainland China	$1,005.4	$675.1	(33%)
Taiwan/Hong Kong	357.8	273.4	(24%)
Greater China total	$1,363.2	$948.5	(30%)

Foreign currency fluctuations did not impact revenue in the Greater China region in 2014. Sales Leaders and Actives in Mainland China decreased 63% and 21%, respectively, compared to 2013. Sales Leaders and Actives in Taiwan were down 49% and 17%, respectively, compared to 2013. Sales Leaders and Actives in Hong Kong were down 49% and 10%, compared to 2013.

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

Revenue in the Americas decreased 11% in 2014 compared to 2013, including a negative impact of 18% caused by foreign currency. Sales Leaders and Actives in the region decreased 10% and 4%, respectively, in 2014 compared to 2013. The year-over-year results for the United States and Canada were impacted by the global limited-time offer of ageLOC TR90 in the second half of 2013, which generated $36 million. In 2014, smaller regional limited-time offers of TR90 generated revenue of $10 million in the United States and Canada. Strong local currency growth in Latin America was offset by the devaluation of the Venezuela currency and the weakening of other currencies against the U.S. dollar. In the first quarter of 2015, Venezuela announced a new foreign exchange mechanism. For more information, see "─Liquidity and Capital Resources."

South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region (U.S. dollars in millions):

	2013	2014	Change

South Asia/Pacific	$379.0	$328.4	(13%)

Foreign currency fluctuations negatively impacted revenue in South Asia/Pacific by 5% in 2014, compared to the prior year. Sales Leaders and Actives in the region increased 6% and 3%, respectively, in 2014 compared to the prior year.

The year-over-year decline in South Asia/Pacific was impacted largely by the global limited-time offer of ageLOC TR90 in the second half of 2013, which generated approximately $64 million.

EMEA. The following table sets forth revenue for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2013	2014	Change

EMEA	$195.0	$180.6	(7%)

Foreign currency fluctuations negatively impacted revenue in the EMEA region by 1% in 2014 compared to the prior year. The year-over-year decline in EMEA was impacted largely by the global limited-time offer of ageLOC TR90 in the second half of 2013, which generated approximately $18 million in sales in the region during the second half of 2013. In 2014, smaller regional limited-time offers of TR90 generated revenue of $8 million in the region. Revenue was also negatively impacted by a decline in Sales Leaders and Actives of 9% and 7%, respectively, when compared to 2013.

Gross profit

Gross profit as a percentage of revenue in 2014 decreased to 81.4% compared to 84.1% in 2013. Gross profit as a percentage of revenue for 2014 was negatively impacted by a $50.0 million write-down of inventory, primarily in Mainland China. Gross profit as a percentage of revenue in 2014 was also negatively impacted by currency fluctuations, decreased utilization of our manufacturing operations in Mainland China and a decline in the percentage of global revenue represented by Mainland China, where our gross margin on a consolidated basis benefited from self-manufactured products. Gross profit as a percentage of revenue in 2014 was also negatively impacted by increased product promotions.

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

Other income (expense), net

Other income (expense), net was $53.7 million of expense in 2014, compared to $2.8 million of income in 2013. The increase in expense in 2014 was primarily due to a $46.3 million non-cash foreign currency charge related to the impact of the devaluation of the Venezuela currency on monetary assets and liabilities of our Venezuela entity and a fourth-quarter charge of $7.4 million related to the prepayment of debt. Foreign currency translation expenses related to the strengthening of the U.S. dollar were offset by tax incentives related to our new China headquarters. In the first quarter of 2015, Venezuela announced a new foreign exchange mechanism.  For more information, see "–Liquidity and Capital Resources."

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

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt in order to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $322.1million in cash from operations during 2015, compared to a net outflow of $56.5 million in cash from operations during 2014. The net outflow of cash from operations in the previous year reflects two significant uses of cash in 2014 that did not reoccur in 2015: (1) the payment of a significant amount of expenses that were accrued as of the end of 2013, following a quarter of record sales and a record number of sales representatives who qualified for incentive trips; and (2) payments to build up a large amount of inventory for forecasted product sales in 2014.

As of December 31, 2015, working capital was $298.8 million compared to $416.3 million as of December 31, 2014. The decrease in working capital was primarily due to the reduction in our inventory balances. Cash and cash equivalents, including current investments, at December 31, 2015 were $303.7 million compared to $300.2 million at December 31, 2014. Although cash and cash equivalents remained nearly the same, cash provided by operating activities increased significantly, as noted above, and cash used in financing activities also increased significantly due primarily to the increase in stock repurchases in 2015.

Capital expenditures in 2015 totaled $56.6 million, and we anticipate capital expenditures of approximately $60 million for 2016. We expect that the capital expenditures in 2016 will be primarily related to:

•          the expansion and upgrade of facilities in our various markets; and

•	purchases and expenditures for computer systems and equipment, software, and application development.

Our Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent, provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of December 31, 2015, we had debt pursuant to the Credit Agreement of $217.3 million, consisting of $118.7 million and 6.1 billion Japanese yen ($51.1 million) under the term loan facilities and $47.5 million under the revolving credit facility, less a debt discount of $4.3 million. Please refer to Note 9 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement and other debt.

In 1998, our board of directors approved a stock repurchase plan authorizing us to repurchase $10.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. Our board from time to time increased the amount authorized under the 1998 stock repurchase plan, including an increase of $400.0 million announced in August 2013. In October 2015, our board terminated the 1998 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500.0 million. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the year ended December 31, 2015, we repurchased approximately 2.3 million shares of Class A common stock under the 1998 stock repurchase plan for $111.0 million and approximately 1.5 million shares of Class A common stock under the 2015 stock repurchase plan for $53.1 million. At December 31, 2015, $446.9 million was available for repurchases under the 2015 stock repurchase plan.

Our board of directors declared and paid cash dividends on our Class A common stock of $0.35 per share during each quarter of 2015. These quarterly cash dividends totaled approximately $81.2 million. The board of directors has approved an increased quarterly cash dividend of $0.355 per share of Class A common stock to be paid on March 16, 2016, to stockholders of record on February 26, 2016. Annually, this would increase the dividend to $1.42 from $1.40 in 2015. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of December 31, 2015 and 2014, we held $303.7 million and $300.2 million, respectively, in cash and cash equivalents, including current investments.  Cash and cash equivalents includes $241.4 million and $195.7 million as of December 31, 2015 and 2014, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, with the exception of cash in Venezuela which is subject to currency exchange restrictions by the government of Venezuela. Currency exchange restrictions in Venezuela require approval from the government's currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends to the United States. We have been unsuccessful in obtaining U.S. dollars at the official exchange rates and under alternative exchange mechanisms described below. As a result, these foreign exchange controls in Venezuela have limited our ability to repatriate earnings and settle our intercompany obligations, which has resulted in the accumulation of bolivar denominated cash and cash equivalents in Venezuela.

During the first quarter of 2014, two new foreign exchange mechanisms ("SICAD I" and "SICAD II") became available in Venezuela. As of March 31, 2014, we determined it would be most appropriate to utilize the SICAD I rate, which was approximately 10.7 bolivars per U.S. dollar. As a result, we incurred a $14.7 million charge related to the translation of our monetary assets in Venezuela. During the second quarter, we determined that it would be most appropriate to use the SICAD II rate, which is approximately 50 bolivars per U.S. dollar, as we had still not received any approvals under SICAD I. The remeasurement of our net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign exchange loss of $25.3 million during the three months ended June 30, 2014. During the first quarter of 2015, Venezuela announced that it merged its SICAD I and SICAD II mechanisms into a single mechanism ("SICAD"), and it announced a new foreign exchange mechanism ("SIMADI"), which utilizes a variable exchange rate that was approximately 193 bolivars per U.S. dollar as of March 31, 2015. During the first quarter of 2015, we determined it would be most appropriate to utilize the SIMADI rate. The remeasurement of our net monetary assets and liabilities denominated in bolivars as a result of this change resulted in a foreign currency exchange loss of $10.2 million during the first quarter of 2015. Based on the amount of cash and intercompany payables we have in this market and the actions we have taken to date, we believe the foreign currency risks in this market have largely been mitigated. As of December 31, 2015, we had $4.3 million in monetary assets denominated in Venezuela bolivars.

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2015, we had $69.2 million in cash denominated in Chinese RMB. We currently have in place an intercompany loan arrangement, which allows us to access a portion of available cash in Mainland China pending our repatriation of dividends. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Except for partial indefinite reinvestment in two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2015 (U.S. dollars in thousands):

	Total	2016	2017-2018	2019-2020	Thereafter

Long-term debt obligations(1)	$253,899	$67,849	$74,386	$111,664	$ ─
Interest payable	15,442	5,666	7,144	2,632	─
Operating lease obligations	117,867	36,627	54,171	25,148	1,921
Purchase obligations	133,876	104,402	19,303	7,434	2,737
Other long-term liabilities reflected on the balance sheet(2)	90,880	8,107	12,230	7,175	63,368
Total	$611,964	$222,651	$167,234	$154,053	$68,026

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $4.3 million.

(2)	The timing of the commitments in Other long-term liabilities reflected on the balance sheet is uncertain and represents management's best estimate.

Contingent Liabilities

Please refer to Note 20 to the consolidated financial statements contained in this report for information regarding our contingent liabilities.

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

	As of December 31, 2013		As of December 31, 2014		As of December 31, 2015
	Actives	Sales Leaders	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	490,000	61,546	393,000	24,537	223,000	27,064
North Asia	409,000	19,816	391,000	17,478	366,000	17,415
Americas	193,000	8,274	186,000	7,471	176,000	8,708
South Asia/Pacific	120,000	7,992	124,000	8,458	119,000	10,476
EMEA	123,000	4,489	114,000	4,065	110,000	3,912
Total	1,335,000	102,117	1,208,000	62,009	994,000	67,575

Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown as revised (U.S. dollars in millions, except per share amounts):

	2014				2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$671.1	$650.0	$638.8	$609.6	$543.3	$560.2	$571.3	$572.2
Gross profit	564.4	494.0	529.5	503.1	438.3	449.9	418.6	450.8
Operating income	101.2	54.7	105.0	91.3	68.6	71.8	42.5	61.7
Net income	54.9	19.5	68.3	46.5	36.3	44.7	16.3	35.8
Net income per share:
Basic	0.93	0.33	1.15	0.79	0.62	0.76	0.28	0.63
Diluted	0.90	0.32	1.12	0.77	0.60	0.75	0.28	0.62

Recent Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation, a disposal now must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and was effective for annual periods, and interim periods within those years, beginning after December 15, 2014. The adoption of this standard did not have a material impact on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the potential impact of this adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The purpose of this ASU is to incorporate into U.S. GAAP management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued, and to provide related footnote disclosures.  This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs associated with Line-of-Credit Arrangements, was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This guidance requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. The guidance is effective for interim and annual periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The guidance is effective for interim and annual periods beginning after December 15, 2016, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As permitted, we elected to early adopt this guidance effective December 31, 2015, and have applied the guidance prospectively. As of December 31, 2014, we had $40.8 million of current deferred tax assets and no current deferred tax liabilities which remain classified as current in the consolidated balance sheet. The adoption of this guidance did not have a significant impact on our consolidated financial statements, other than the prospective classification of deferred tax liabilities and assets as long-term in accordance with the new presentation requirements. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

Currency Risk and Exchange Rate Information
A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, a significant portion of which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries' primary markets is considered the functional currency with the exception of our Asia product-distribution subsidiary in Singapore and our Venezuela subsidiary. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from outside of the United States, any strengthening of the U.S. dollar negatively impacts reported revenue and profits, whereas a weakening of the U.S. dollar positively impacts our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. During 2014 and 2015, the strengthening of the U.S. dollar against other currencies significantly impacted our financial results.
Foreign exchange risk is managed in certain jurisdictions through the use of foreign currency debt. Included in the cumulative translation adjustment are $10.5 million of pretax net losses, $1.4 million of pretax net gains and zero pretax net gains for the years ended December 31, 2013, 2014 and 2015, respectively, from Japanese yen borrowings.
Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of December 31, 2015, we held mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt with notional amounts of 500.0 million Japanese yen ($4.2 million), 9.0 million Canadian dollars ($6.5 million), and 5.8 billion Korean won ($4.9 million), with related gains and losses being recorded as part of Other Income (Expense);  in addition we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 1.9 billion Japanese yen ($15.8 million as of December 31, 2015) and 15.0 million euros ($16.3 million as of December 31, 2015) to hedge forecasted foreign-currency-denominated intercompany transactions; and at December 31, 2014, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.1 billion Japanese yen ($17.5 million as of December 31, 2014) and 4.0 million euros ($4.8 million as of December 31, 2014).  Because of our foreign exchange contracts at December 31, 2015, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen or the euro would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2014				2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Argentina	7.7	8.1	8.3	8.5	8.7	9.0	9.2	10.0
Australia/New Zealand	1.1	1.1	1.1	1.2	1.3	1.3	1.4	1.4
Canada	1.1	1.1	1.1	1.1	1.2	1.2	1.3	1.3
Colombia	2,010.6	1,911.1	1,908.9	2,181.3	2,490.2	2,493.8	2,949.0	3,046.0
Eurozone countries	0.7	0.7	0.8	0.8	0.9	0.9	0.9	0.9
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
Indonesia	11,734	11,611	11,781	12,254	12,826	13,144	14,066	13,767
Japan	102.7	102.1	104.1	115.3	119.2	121.4	122.1	121.5
Mainland China	6.1	6.2	6.2	6.1	6.2	6.2	6.3	6.4
Malaysia	3.3	3.2	3.2	3.4	3.6	3.7	4.2	4.3
Philippines	44.9	44.1	43.7	44.8	44.4	44.7	46.4	46.9
Singapore	1.3	1.3	1.2	1.3	1.4	1.3	1.4	1.4
South Korea	1,070.0	1,029.3	1,027.7	1,087.4	1,100.7	1,097.8	1,170.0	1,159.1
Taiwan.	30.3	30.1	30.1	30.9	31.5	30.8	32.1	32.6
Thailand	32.6	32.5	32.1	32.7	32.6	33.3	35.5	35.8
Venezuela	10.5	10.7	50.0	50.0	93.1	197.9	199.1	199.7

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation – Currency Risk and Exchange Rate Information" and Note 17 to the Consolidated Financial Statements.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements. Set forth below is the index to the Financial Statements included in this Item 8:

Page
Consolidated Balance Sheets at December 31, 2014 and 2015	74

Consolidated Statements of Income for the years ended December 31, 2013, 2014 and 2015	75

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2014 and 2015	76

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2014 and 2015	77

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2014 and 2015	78

Notes to Consolidated Financial Statements	79

Report of Independent Registered Public Accounting Firm	111

2.      Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2014	2015
ASSETS
Current assets
Cash and cash equivalents	$288,415	$289,354
Current investments	11,793	14,371
Accounts receivable	35,834	35,464
Inventories, net	338,491	265,256
Prepaid expenses and other	160,134	101,947
	834,667	706,392

Property and equipment, net	464,783	454,537
Goodwill	112,446	112,446
Other intangible assets, net	75,062	67,009
Other assets	127,476	165,459
Total assets	$1,614,434	$1,505,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$34,712	$28,832
Accrued expenses	300,847	310,916
Current portion of long-term debt	82,770	67,849
	418,329	407,597

Long-term debt	164,567	181,745
Other liabilities	89,100	90,880
Total liabilities	671,996	680,222

Commitments and contingencies (Notes 10 and 20)

Stockholders' equity
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	414,394	419,921
Treasury stock, at cost – 31.6 million and 34.6 million shares	(862,608)	(1,017,063)
Accumulated other comprehensive loss	(51,521)	(71,269)
Retained earnings	1,442,082	1,493,941
	942,438	825,621
Total liabilities and stockholders' equity	$1,614,434	$1,505,843

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2013	2014	2015

Revenue	$3,176,718	$2,569,495	$2,247,047
Cost of sales	505,806	478,434	489,510

Gross profit	2,670,912	2,091,061	1,757,537

Operating expenses:
Selling expenses	1,476,772	1,116,572	951,372
General and administrative expenses	640,028	622,301	561,463

Total operating expenses	2,116,800	1,738,873	1,512,835

Operating income	554,112	352,188	244,702
Other income (expense), net (Note 23)	2,828	(53,681)	(32,743)

Income before provision for income taxes	556,940	298,507	211,959
Provision for income taxes	192,052	109,331	78,913

Net income	$364,888	$189,176	$133,046

Net income per share:
Basic	$6.23	$3.20	$2.29
Diluted	$5.94	$3.11	$2.25

Weighted-average common shares outstanding (000s):
Basic	58,606	59,073	57,997
Diluted	61,448	60,887	59,057

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
  Consolidated Statements of Comprehensive Income
  (U.S. dollars in thousands)

	Year Ended December 31,
	2013	2014	2015

Net income	$364,888	$189,176	$133,046

Other comprehensive income:
Foreign currency translation adjustment, net of taxes of $(650), $420 and $114, respectively	6,251	(5,113)	(18,967)
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $(1,470), $(869) and $(325), respectively	2,650	1,578	590
Less: Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $1,842, $968 and $756, respectively	(3,307)	(1,758)	(1,371)
	5,594	(5,293)	(19,748)

Comprehensive income	$370,482	$183,883	$113,298

The accompanying notes are an integral part of these consolidated financial statements.

  NU SKIN ENTERPRISES, INC.
  Consolidated Statements of Stockholders' Equity
  (U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2013	$91	$317,293	$(714,853)	$(51,822)	$1,039,903	$590,612

Net income	—	—	—	—	364,888	364,888
Other comprehensive income, net of tax	—	—	—	5,594	—	5,594
Repurchase of Class A common stock (Note 11)	—	—	(140,865)	—	—	(140,865)
Exercise of employee stock options (2.2 million shares)/vesting of stock awards	—	5,556	28,814	—	—	34,370
Excess tax benefit from equity awards	—	41,914	—	—	—	41,914
Stock-based compensation	—	32,620	—	—	—	32,620
Cash dividends	—	—	—	—	(70,514)	(70,514)
Balance at December 31, 2013	91	397,383	(826,904)	(46,228)	1,334,277	858,619

Net income	—	—	—	—	189,176	189,176
Other comprehensive income, net of tax	—	—	—	(5,293)	—	(5,293)
Repurchase of Class A common stock (Note 11)	—	—	(45,724)	—	—	(45,724)
Exercise of employee stock options (0.8 million shares)/vesting of stock awards	—	(12,440)	10,020	—	—	(2,420)
Excess tax benefit from equity awards	—	11,947	—	—	—	11,947
Stock-based compensation	—	17,504	—	—	—	17,504
Cash dividends	—	—	—	—	(81,371)	(81,371)
Balance at December 31, 2014	91	414,394	(862,608)	(51,521)	1,442,082	942,438

Net income	—	—	—	—	133,046	133,046
Other comprehensive income, net of tax	—	—	—	(19,748)	—	(19,748)
Repurchase of Class A common stock (Note 11)	—	—	(164,094)	—	—	(164,094)
Exercise of employee stock options (0.7 million shares)/vesting of stock awards	—	(6,324)	9,639	—	—	3,315
Excess tax benefit from equity awards	—	4,451	—	—	—	4,451
Stock-based compensation	—	7,400	—	—	—	7,400
Cash dividends	—	—	—	—	(81,187)	(81,187)
Balance at December 31, 2015	$91	$419,921	$(1,017,063)	$(71,269)	$1,493,941	$825,621

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net income	$364,888	$189,176	$133,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,923	54,924	71,365
Foreign currency (gains)/losses	(1,077)	53,828	27,235
Stock-based compensation	32,620	17,504	7,400
Deferred taxes	(41,748)	10,399	17,362
Changes in operating assets and liabilities:
Accounts receivable	(34,304)	30,766	(2,246)
Inventories, net	(207,436)	(16,518)	59,652
Prepaid expenses and other	(23,317)	(25,167)	13,572
Other assets	(22,619)	(16,219)	(15,752)
Accounts payable	32,643	(45,953)	(4,297)
Accrued expenses	389,093	(309,180)	15,902
Other liabilities	6,510	(24)	(1,130)

Net cash provided by (used in) operating activities	530,176	(56,464)	322,109

Cash flows from investing activities:
Purchases of property and equipment	(185,103)	(101,476)	(56,622)
Proceeds on investment sales	13,075	27,328	11,526
Purchases of investments	(21,671)	(17,522)	(15,750)

Net cash used in investing activities	(193,699)	(91,670)	(60,846)

Cash flows from financing activities:
Payment of cash dividends	(70,514)	(81,371)	(81,187)
Repurchase of shares of common stock	(140,865)	(45,724)	(164,094)
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	34,370	(2,420)	3,315
Income tax benefit of equity awards	45,187	11,801	5,337
Payments on long-term debt	(37,903)	(333,803)	(35,508)
Payment of debt issuance costs	─	(5,739)	─
Proceeds from long-term debt	49,000	416,180	36,217

Net cash used in financing activities	(120,725)	(41,076)	(235,920)

Effect of exchange rate changes on cash	(10,624)	(47,528)	(24,404)

Net increase (decrease) in cash and cash equivalents	205,128	(236,738)	939

Cash and cash equivalents, beginning of period	320,025	525,153	288,415

Cash and cash equivalents, end of period	$525,153	$288,415	$289,354

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

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of standard cost or market, using a standard cost method which approximates the first-in, first-out method. The Company had adjustments to its inventory carrying value totaling $56.0 million and $20.7 million as of December 31, 2014 and 2015, respectively. During the second quarter of 2014, the Company made a determination to adjust its inventory carrying value. Heightened media and regulatory scrutiny in Mainland China in the first part of 2014, and the voluntary actions the Company took in response to such scrutiny, had a negative impact on the size of the Company's limited-time offer in June 2014, which significantly reduced its expectations for plans to sell ageLOC TR90 in a limited-time offer later in 2014 or the beginning of 2015. This resulted in a $50.0 million write-down of estimated surplus inventory primarily in Mainland China. The Company similarly incurred a $37.9 million write-down of estimated surplus inventory primarily in the Greater China region in the third quarter of 2015 due to reduced expectations for future product sales.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2014	2015

Raw materials	$101,479	$114,193
Finished goods	237,012	151,063
	$338,491	$265,256

Adjustments to inventories consist of the following (U.S. dollars in thousands):

	2013	2014	2015

Beginning balance, adjustments to inventory carrying value	$5,461	$5,934	$56,034
Additions	12,311	77,379	38,605
Write-offs	(11,838)	(27,279)	(73,895)
Ending balance, adjustments to inventory carrying value	$5,934	$56,034	$20,744

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

Goodwill and other intangible assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are assessed for impairment annually on June 30. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Guidance under Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, requires an entity to test goodwill for impairment on at least an annual basis. The Company had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. The Company used the quantitative assessment for all periods presented. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives using the straight-line method and reviewed for impairment whenever events or circumstances warrant such a review.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

 No impairment charges were recorded for goodwill or intangibles during the periods presented.

Revenue recognition

Revenue is recognized when products are shipped, which is when title and risk of loss pass to the purchaser of the products. A reserve for product returns is accrued based on historical experience totaling $10.1 million and $7.8 million as of December 31, 2014 and 2015, respectively. During the years ended December 31, 2013, 2014 and 2015, the Company recorded sales returns of $79.4 million, $83.6 million and $65.6 million, respectively. The Company generally requires cash or credit card payment at the point of sale. Accounts receivable generally represents amounts due from credit card companies and are generally collected within a few days of the purchase. As such, the Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment of products and title passage to the purchaser of the products are recorded as deferred revenue. The Company's sales compensation plans generally do not provide rebates or selling discounts for purchasing its products and services. The Company classifies selling discounts and rebates, if any, as a reduction of revenue at the time the sale is recorded.

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

Advertising expenses

Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2013, 2014 and 2015 totaled $11.3 million, $19.6 million and $11.0 million, respectively.

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

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income and totaled $18.0 million, $18.9 million and $20.1 million in 2013, 2014 and 2015, respectively.

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

Uncertain tax positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed except for 2011. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2011. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2016 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2010. However, statutes in certain countries may be as long as ten years for transfer pricing related issues. Along with the IRS examination of 2011, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2013	2014	2015

Gross balance at January 1	$9,045	$7,484	$5,987
Increases related to prior year tax positions	─	─	1,677
Increases related to current year tax positions	1,188	2,700	1,119
Settlements	(1,671)	─	─
Decreases due to lapse of statutes of limitations	(1,086)	(4,106)	(667)
Currency adjustments	8	(91)	(344)
Gross balance at December 31	$7,484	$5,987	$7,772

At December 31, 2015, the Company had $7.8 million in unrecognized tax benefits of which $0.9 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2014, the Company had $6.0 million in unrecognized tax benefits of which $1.1 million, if recognized, would affect the effective tax rate. The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $0 to $1 million.

During the years ended December 31, 2013, 2014 and 2015, the Company recognized $(0.1) million, $0.4 million and $0.4 million, respectively in interest and penalties expenses/(benefits). The Company had $0.9 million, $1.3 million and $1.7 million of accrued interest and penalties related to uncertain tax positions at December 31, 2013, 2014 and 2015, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 11).

Foreign currency translation

A significant portion of the Company's business operations occur outside of the United States. The local currency of each of the Company's Subsidiaries is considered its functional currency, except for the Company's subsidiaries in Singapore and Venezuela where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders' equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders' equity in the consolidated balance sheets and transaction gains and losses are included in other income and expense in the consolidated financial statements. Net of tax, the accumulated other comprehensive income related to the foreign currency translation adjustments are $47.6 million (net of tax of $10.4 million), $52.6 million (net of tax of $10.8 million) and $71.6 million (net of tax of $10.9 million), at December 31, 2013, 2014 and 2015, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Classification of Venezuela as a Highly Inflationary Economy and Devaluation of Its Currency

The Company commenced operations in Venezuela in 2007, where it markets a variety of personal care and nutritional products. Total assets in Venezuela as of December 31, 2014 and 2015 are $14.6 million and $7.9 million, of which $8.2 million and $4.3 million are monetary assets in each year, respectively. The Venezuela subsidiary also had a $34.8 million and $33.7 million intercompany balance to its parent company as of December 31, 2014 and 2015, respectively, with respect to charges for inventory, commissions, license fees and service fees. The Company imports all of its products into Venezuela from the United States. Venezuela represents a very small portion of the Company's overall business with sales during 2013, 2014 and 2015 representing approximately 1.1%, 1.0% and 0.2% of the Company's overall revenue, respectively.

Since 2010, Venezuela has been considered a highly inflationary economy. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100% or more over a three-year period as well as other qualitative factors including historic inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. The functional currency in highly inflationary economies is required to be the functional currency of the entity's parent company (which for our Venezuela subsidiary is the U.S. dollar), and transactions denominated in the local currency are remeasured to the functional currency. The remeasurement of bolivars into U.S. dollars creates foreign currency transaction gains or losses, which the Company includes in its consolidated statement of income.

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

In the first quarter of 2015, a new foreign exchange mechanism ("SIMADI") was announced, which utilizes a variable exchange rate that was approximately 193 bolivars per U.S. dollar. As a result of this new exchange mechanism, in 2015, the Company recorded charges totaling $10.2 million in other income (expense) to reflect additional foreign currency translation losses on its net monetary assets denominated in bolivars.

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

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company's current investments as of December 31, 2015 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2014 and 2015, the long-term debt fair value is $252.8 million and $252.4 million, respectively. The estimated fair value of the Company's debt is based on interest rates available for debt with similar terms and remaining maturities. The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

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

The total compensation expense related to equity compensation plans was $32.6 million, $17.5 million and $7.4 million for the years ended December 31, 2013, 2014 and 2015, respectively. In 2014 and 2015, these amounts reflect the reversal of $4.7 million and $7.6 million, respectively, for certain performance based awards that were no longer expected to vest. For the years ended December 31, 2013, 2014 and 2015, all stock-based compensation expense was recorded within general and administrative expenses.

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
Portions of the Company's Japanese yen borrowings prior to its October 2014 refinancing were designated, and were effective as, economic hedges of the net investment in its foreign operations. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments were included in foreign currency translation adjustments within other comprehensive income. Included in the cumulative translation adjustment are $10.5 million of pretax net losses, $1.4 million of pretax net gains and zero pretax net gains for the years ended December 31, 2013, 2014 and 2015, respectively, from Japanese yen borrowings.
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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs associated with Line-of-Credit Arrangements, was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This guidance requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. The guidance is effective for interim and annual periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The guidance is effective for interim and annual periods beginning after December 15, 2016, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As permitted, the Company elected to early adopt this guidance effective December 31, 2015, and has applied the guidance prospectively. As of December 31, 2014, the Company had $40.8 million of current deferred tax assets and no current deferred tax liabilities which remain classified as current in the consolidated balance sheet. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, other than the prospective classification of deferred tax liabilities and assets as long-term in accordance with the new presentation requirements. There was no impact on the Company's results of operations as a result of the adoption of ASU 2015-17.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

3.            Prepaid Expenses and Other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2014	2015

Deferred tax assets	$40,840	$	─
Intercompany deferred charges	26,776		14,940
Prepaid income taxes	37,113		40,407
Prepaid inventory and import costs	21,060		10,573
Prepaid rent, insurance and other occupancy costs	10,400		11,590
Prepaid promotion and event cost	4,275		4,486
Prepaid other taxes	3,037		4,146
Forward contracts	1,661		485
Deposits	1,244		1,513
Other	13,728		13,807
	$160,134		$101,947

4.            Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2014	2015

Land	$34,087	$33,610
Buildings	230,934	272,208
Construction in progress	63,941	7,827
Furniture and fixtures	61,643	81,274
Computers and equipment	118,248	141,079
Leasehold improvements	110,539	116,120
Scanners	14,594	11,805
Vehicles	2,725	2,207
	636,711	666,130
Less: accumulated depreciation	(171,928)	(211,593)
	$464,783	$454,537

Depreciation of property and equipment totaled $27.1 million, $46.5 million and $61.6 million for the years ended December 31, 2013, 2014 and 2015, respectively.

5.            Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2014	2015

Goodwill	$112,446	$112,446
Trademarks and trade names	24,599	24,599
	$137,045	$137,045

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

	December 31, 2014		December 31, 2015
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$46,482	$30,557	$46,482	$33,590	18 years
Developed technology	22,500	16,734	22,500	17,558	20 years
Distributor network	11,598	10,594	11,598	11,096	15 years
Trademarks	14,404	12,461	2,409	879	15 years
Other	45,006	19,181	45,315	22,771	8 years
	$139,990	$89,527	$128,304	$85,894	15 years

Amortization of finite-life intangible assets totaled $7.8 million, $8.4 million and $8.6 million for the years ended December 31, 2013, 2014 and 2015, respectively. Annual estimated amortization expense is expected to approximate $8.0 million for each of the five succeeding fiscal years. In the year ended December 31, 2015, the Company wrote-off approximately $12.0 million of fully amortized intangible assets.

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

6.            Other Assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2014	2015

Deferred taxes	$15,128	$40,373
Deposits for noncancelable operating leases	29,957	39,016
Deposit for customs assessment (Note 20)	31,825	35,424
Cash surrender value for life insurance policies	26,280	27,292
Other	24,286	23,354
	$127,476	$165,459

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7.            Accrued Expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2014	2015

Accrued sales force commissions and other payments	$167,914	$166,273
Accrued other taxes	32,246	35,922
Accrued payroll and other employee expenses	29,220	24,390
Accrued payable to vendors	28,341	40,914
Accrued royalties	10,475	9,701
Sales return reserve	10,118	7,752
Deferred revenue	6,160	6,644
Other	16,373	19,320
	$300,847	$310,916

8.            Other Liabilities

Other liabilities consist of the following (U.S. dollars in thousands):

	December 31,
	2014	2015

Deferred tax liabilities	$16,017	$16,177
Reserve for other tax liabilities	7,324	9,463
Reserve for customs assessment	4,727	3,600
Liability for deferred compensation plan	32,398	33,456
Pension plan benefits reserve	5,844	4,859
Build to suit – financing obligation	10,421	10,238
Deferred rent and deferred tenant incentives	7,102	6,336
Asset retirement obligation	4,611	4,682
Other	656	2,069
	$89,100	$90,880

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

9.            Long-Term Debt

On October 9, 2014, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities, and as of December 31, 2014 and 2015, the Company had outstanding balances of $72.5 million and $47.5 million on the revolving credit facility. Any additional amounts drawn under the revolving credit facility will bear interest at rates that will be determined in accordance with the Credit Agreement. The Credit Agreement requires that the Company maintains a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. The Company believes these covenants provide it with greater flexibility to pay dividends and repurchase stock. The Company is in compliance with its debt covenants.

The following table summarizes the Company's debt facilities as of December 31, 2014 and 2015:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2014	Balance as of December 31, 2015(1)(2)	Interest Rate	Repayment terms

Credit Agreement term loan facility:

U.S. dollar denominated:	$127.5 million	$125.9 million	$118.7 million	Variable 30 day: 2.4815%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	6.5 billion yen ($54.4 million as of December 31, 2014)	6.1 billion yen ($51.1 million as of December 31, 2015)	Variable 30 day: 2.30%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:

		$72.5 million	$47.5 million	Variable 30 day: 2.4815%	Revolving line of credit expires October 2019.

Korean subsidiary loan:	$20.0 million	─	$20.0 million	1.12%	One half of the principal amount payable on March 17, 2017 and the remainder payable on March 16, 2018.

Japan subsidiary loan:	2.0 billion yen	─	2.0 billion yen ($16.6 million as of December 31, 2015)	0.66%	Payable in semi-annual installments over three years that began on January 31, 2016.

(1)	As of December 31, 2015, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $57.8 million of the balance of its U.S. dollar denominated debt under the Credit Agreement facility, $4.5 million of the balance of its Japanese yen-denominated debt under the Credit Agreement facility and $5.5 million of the Japan subsidiary loan. The Company has classified the amounts borrowed under the revolving line of credit as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $4.3 million, which is not reflected in this table.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Interest expense relating to debt totaled $3.0 million, $5.7 million and $7.9 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Maturities of all long-term debt at December 31, 2015, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,
2016	$67,849
2017	34,905
2018	39,481
2019	111,664
2020	─
Thereafter	─
Total(1)	$253,899

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $4.3 million, which is not reflected in this table.

10.            Lease and Financing Obligations

In 2014, the Company's subsidiary in South Korea entered into a lease agreement (the "Lease") with a third-party landlord for a new regional headquarters. As part of the Lease, the landlord agreed to renovate an existing building (the "Existing Building") and construct a new building (the "New Building") adjacent to the Existing Building. The Lease provided that when such renovations and construction were completed, the Company and the landlord would enter into a new lease agreement (the "New Lease") for the Existing Building and the New Building.  In April 2015, the Company and the landlord entered into the New Lease on terms generally consistent with the 2014 lease.  The New Lease term is for the period May 1, 2015 through April 30, 2025, with an option to extend the agreement for 10 years.
The Company accounts for its lease of the Existing Building as an operating lease. As an inducement to enter into the Lease, the landlord agreed to make certain improvements on behalf of the Company to the Existing Building. The improvements have been accounted for by the Company as a tenant incentive.
The Company has concluded that it is the deemed owner (for accounting purposes only) of the New Building during the construction period under build-to-suit lease accounting. Construction of the New Building began in June 2014 and was completed in June 2015. During the construction period, the Company recorded estimated project construction costs as a construction in progress asset in "Property and equipment, net" and a corresponding long-term liability in "Other liabilities," respectively, in its consolidated balance sheets.  In addition, the amounts that the Company has paid or incurred for normal tenant improvements were also recorded to the construction-in-progress asset.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

At the end of the construction period in June 2015, the Company concluded that the New Lease of the New Building did not meet "sale-leaseback" criteria; therefore, the asset and obligation recognized during construction will remain recorded in the Company's consolidated balance sheets. As of December 31, 2015, the completed building and normal tenant improvements under the lease have been reclassified from construction in progress to buildings and leasehold improvements, respectively.  The Company accounts for the New Lease of the New Building as a financing with the associated lease payments allocated between the New Building and the underlying parcel of land on a relative fair value basis. Rent expense attributed to the underlying parcel of land, and representing the imputed cost to lease the land, is accounted for on a straight-line basis as the land element is an operating lease.
Lease payments attributed to the New Building are allocated between principal and interest expense using the effective interest method. The principal portion of the lease payment attributed to the New Building is reflected as a principal reduction of the financing obligation. In addition, the asset, which represents the total estimated cost of construction of the New Building at the end of the construction period, is being depreciated over the initial ten-year term of the New Lease to its expected residual value. At the conclusion of the New Lease, the Company will de-recognize both the net book value of the asset and the unamortized portion of the financing obligation. The amount of asset depreciation and financing obligation amortization is structured at the outset such that the remaining residual book value of the asset is equal to the remaining financing obligation at the end of the lease term.
At December 31, 2014, the Company had recognized $13.1 million in estimated project costs associated with the construction of the New Building as part of construction-in-progress and a financing obligation in the amount of $10.4 million, net of a $2.7 million deposit paid directly to the landlord, as part of Other liabilities in its consolidated balance sheet. As of December 31, 2015, the Company had recognized $19.9 million as the value of the New Building offset by accumulated depreciation of $0.3 million and a financing obligation in the amount of $10.6 million, net of a $9.3 million deposit paid directly to the landlord, as part of Other liabilities in its consolidated balance sheet.
As of December 31, 2014, the tenant incentive asset and deferred tenant incentive liability associated with the Existing Building each totaled $6.4 million. As of December 31, 2015, the tenant incentive asset and deferred tenant incentive liability associated with the Existing Building totaled $5.6 million and $5.1 million, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In addition to the lease arrangements described above, the Company leases office space and computer hardware under noncancelable long-term operating leases. Most leases include renewal options of at least three years.
Minimum future operating leases and financing obligations at December 31, 2015 are as follows (U.S. dollars in thousands):
Year Ending December 31,	Operating Leases	Financing Obligations

2016	$36,627	$630
2017	29,970	649
2018	24,201	669
2019	16,221	689
2020	8,927	709
Thereafter	1,921	3,290
Total minimum lease payments	$117,867	$6,636
Rent expense for operating leases totaled $34.6 million, $52.3 million, and $52.4 million for the years ended December 31, 2013, 2014 and 2015, respectively. Interest expense associated with the financing obligations was nil for the years ended December 31, 2013 and 2014 and $0.1 million for the year ended December 31, 2015.

11.                                        Capital Stock

The Company's authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share, and 100 million shares of Class B common stock, par value $.001 per share. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company's stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company's Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder. All outstanding Class B shares have been converted to Class A shares. As of December 31, 2014 and 2015, there were no preferred or Class B common shares outstanding.

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (U.S. dollars in thousands):

	Year Ended December 31,
	2013	2014	2015

Basic weighted-average common shares outstanding	58,606	59,073	57,997
Effect of dilutive securities: Stock awards and options	2,842	1,814	1,060
Diluted weighted-average common shares outstanding	61,448	60,887	59,057

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

For the years ended December 31, 2013, 2014 and 2015, other stock options totaling 1.2 million, 2.7 million and 1.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Repurchases of common stock

In 1998, the Company's board of directors approved a stock repurchase plan authorizing the Company to repurchase $10.0 million of its outstanding shares of Class A common stock on the open market or in private transactions. The Company's board from time to time increased the amount authorized under the 1998 stock repurchase plan, including an increase of $400.0 million announced in August 2013. In October 2015, the Company's board terminated the 1998 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500.0 million. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the years ended December 31, 2013, 2014 and 2015, the Company repurchased 1.7 million, 0.8 million and 3.8 million shares of Class A common stock for an aggregate price of $140.9 million, $45.7 million and $164.1 million, respectively. At December 31, 2015, $446.9 million was available for repurchases under the 2015 stock repurchase plan.

12.            Stock–Based Compensation

At December 31, 2015, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

In April 2010, the Company's Board of Directors approved the Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (the "2010 Omnibus Incentive Plan"). This plan was approved by the Company's stockholders at the Company's 2010 Annual Meeting of Stockholders held in May 2010. The 2010 Omnibus Incentive Plan provides for granting of a variety of equity based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share based awards, performance cash, performance shares and performance units to executives, other employees, independent consultants and directors of the Company and its subsidiaries. Options granted under the 2010 Omnibus Incentive Plan are generally non-qualified stock options, but the 2010 Omnibus Incentive Plan permits some stock options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company's common stock on the stock option grant date. The contractual term of a stock option granted under the 2010 Omnibus Incentive Plan is seven years. Currently, all shares issued upon the exercise of stock options are from the Company's treasury shares. Subject to certain adjustments, 7.0 million shares were authorized for issuance under the 2010 Omnibus Incentive Plan. On June 3, 2013, the Company's stockholders approved an Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 3.2 million shares.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In July 2013, the compensation committee of the board of directors approved the grant of performance stock options to certain key employees under the Amended and Restated 2010 Omnibus Incentive Plan. Vesting for the options is performance based, with the options vesting in four installments if the Company's earnings per share equal or exceed the four established performance levels, measured in terms of diluted earnings per share. One fourth of the options will vest upon earnings per share meeting or exceeding the first performance level, one fourth of the options will vest upon earnings per share meeting or exceeding the second performance level, one fourth of the options will vest upon earnings per share meeting or exceeding the third performance level and one fourth of the options will vest upon earnings per share meeting or exceeding the fourth performance level. The unvested options will terminate upon the Company's failure to meet certain performance thresholds for each of years 2013 through 2019. In addition, all unvested options will terminate on March 30, 2020. The Company records an expense each period for the estimated amount of expense associated with the Company's projected achievement of the performance based targets. The Company recognized $23.2 million of expense, $5.2 million of expense and $6.4 million of income related to these awards in 2013, 2014 and 2015, respectively. The amounts in 2014 and 2015 reflect the reversal of stock compensation for awards no longer expected to vest.

The Company has also issued other performance-based awards to a limited number of participants that similarly vest, or become eligible for vesting, upon achievement of various performance targets.

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2013	2014	2015

Weighted average grant date fair value of grants	$22.10	$23.01	$16.26
Risk-free interest rate(1)	1.4%	1.7%	1.7%
Dividend yield(2)	3.1%	1.9%	2.1%
Expected volatility(3)	41.7%	45.4%	46.8%
Expected life in months(4)	62 months	62 months	65 months

(1)	The risk-free interest rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.

(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.

(3)	Expected volatility is based on the historical volatility of the Company's stock price, over a period similar to the expected life of the option.

(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Options under the plans as of December 31, 2015 and changes during the year ended December 31, 2015 were as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options activity – service based
Outstanding at December 31, 2014	1,924.2	$29.08
Granted	179.7	42.51
Exercised	(545.0)	18.14
Forfeited/cancelled/expired	(89.2)	60.99
Outstanding at December 31, 2015	1,469.7	32.85	2.33	$20,228
Exercisable at December 31, 2015	1,175.3	26.68	1.43	20,191

Options activity – performance based
Outstanding at December 31, 2014	4,038.3	$60.61
Granted	38.8	54.97
Exercised	(175.4)	30.35
Forfeited/cancelled/expired	(303.0)	71.58
Outstanding at December 31, 2015	3,598.7	61.10	3.64	$9,177
Exercisable at December 31, 2015	1,286.3	31.31	1.93	9,177

Options activity – all options
Outstanding at December 31, 2014	5,962.5	$50.43
Granted	218.5	44.72
Exercised	(720.4)	21.11
Forfeited/cancelled/expired	(392.2)	69.17
Outstanding at December 31, 2015	5,068.4	52.91	3.26	$29,406
Exercisable at December 31, 2015	2,461.6	29.10	1.70	29,369

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount varies based on the fair market value of the Company's stock. The total fair value of options vested was $13.2 million, $4.2 million and $2.8 million in income, net of tax, for the years ended December 31, 2013, 2014 and 2015, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2013, 2014 and 2015, were as follows (U.S. dollars in thousands):

	December 31,
	2013	2014	2015

Cash proceeds from stock options exercised	$37,869	$11,042	$13,041
Tax benefit realized for stock options exercised	41,914	11,947	4,451
Intrinsic value of stock options exercised	241,700	17,159	12,085

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Nonvested restricted stock awards as of December 31, 2015 and changes during the year ended December 31, 2015 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value

Nonvested at December 31, 2014	673.8	$60.14

Granted	358.1	54.80
Vested	(249.1)	52.52
Forfeited	(120.6)	56.03

Nonvested at December 31, 2015	662.2	60.87

The Company recognizes stock-based compensation on a straight-line basis, except for performance based awards for which expense is recognized using a graded-attribution method if the results are materially different than the straight-line method. As of December 31, 2015, there was 22.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2015, there was $4.4 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

13.            Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2015 (U.S. dollars in thousands):

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$86,574	$ ─	$ ─	$86,574
Forward contracts	─	1,661	─	1,661
Life insurance contracts	─	─	26,280	26,280
Total	$86,574	$1,661	$26,280	$114,515

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$47,121	$ ─	$ ─	$47,121
Forward contracts	─	485	─	485
Life insurance contracts	─	─	27,292	27,292
Total	$47,121	$485	$27,292	$74,898

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1. Current investments include $11.8 million and $14.4 million as of December 31, 2014 and 2015, respectively, that is restricted for the Company's voluntary participation in a consumer protection cooperative in South Korea.
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

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts	2014	2015

Beginning balance at January 1	$23,172	$26,280
Actual return on plan assets:
Relating to assets still held at the reporting date	1,249	(1,597)
Purchases and issuances	2,798	3,025
Sales and settlements	(939)	(416)
Transfers into Level 3	─	─
Ending balance at December 31	$26,280	$27,292

14.            Income Taxes

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2013, 2014 and 2015 (U.S. dollars in thousands):

	2013	2014	2015

U.S.	$307,994	$184,476	$134,473
Foreign	248,946	114,031	77,486
Total	$556,940	$298,507	$211,959

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The provision for current and deferred taxes for the years ended December 31, 2013, 2014 and 2015 consists of the following (U.S. dollars in thousands):

	2013	2014	2015
Current
Federal	$81,871	$37,402	$6,328
State	361	2,095	1,483
Foreign	148,310	48,904	50,403
	230,542	88,401	58,214
Deferred
Federal	(2,831)	(380)	16,556
State	551	444	(674)
Foreign	(36,210)	20,866	4,817
	(38,490)	20,930	20,699
Provision for income taxes	$192,052	$109,331	$78,913

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2014	2015
Deferred tax assets:
Inventory differences	$12,362	$5,222
Foreign tax credit and other foreign benefits	116,603	86,729
Stock-based compensation	17,211	13,842
Accrued expenses not deductible until paid	48,189	46,597
Foreign currency exchange	10,774	8,976
Net operating losses	17,530	10,994
Capitalized research and development	3,362	1,632
Exchange gains and losses	41,542	55,643
Other	841	964
Gross deferred tax assets	268,414	230,599
Deferred tax liabilities:
Intangibles step-up	15,106	13,607
Overhead allocation to inventory	10,781	5,101
Amortization of intangibles	18,374	18,733
Foreign outside basis in controlled foreign corporation	100,016	84,434
Other	48,187	35,257
Gross deferred tax liabilities	192,464	157,132
Valuation allowance	(35,999)	(49,271)
Deferred taxes, net	$39,951	$24,196

At December 31, 2015, the Company had foreign operating loss carryforwards of $34.7 million for tax purposes, which will be available to offset future taxable income. If not used, $15.0 million of carryforwards will expire between 2016 and 2025, while $19.7 million do not expire. A valuation allowance has been placed on foreign operating loss carryforwards of $28.4 million.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The deferred tax asset valuation adjustments for the years ended December 31, 2013, 2014 and 2015 are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2013		2014		2015

Balance at the beginning of period	$10,522		$10,803		$35,999
Additions charged to cost and expenses	278		28,687		12,948
Decreases	(165	)(1)	(3,546	)(1)	(2,943	)(1)
Adjustments	168	(2)	55	(2)	3,267	(2)
Balance at the end of the period	$10,803		$35,999	(3)	$49,271	(3)

(1)	Decreases in valuation allowance due to lapse in statute of limitation of the net operating losses carryforward which had no impact to the income statement.

(2)	Represents the net currency effects of translating valuation allowances at current rates of exchange.

(3)	The increase was due primarily to the deferred tax assets created by the unrealized loss in Venezuela for which the Company set up a full valuation allowance.

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2014	2015
Net current deferred tax assets	$40,840	$ ─
Net noncurrent deferred tax assets	15,128	40,373
Total net deferred tax assets	55,968	40,373

Net current deferred tax liabilities	─	─
Net noncurrent deferred tax liabilities	16,017	16,177
Total net deferred tax liabilities	16,017	16,177
Deferred taxes, net	$39,951	$24,196

Effective December 31, 2015, the Company elected to early adopt ASU 2015-17, which requires entities to classify deferred tax liabilities and assets as noncurrent. This guidance has been applied prospectively for the year ended December 31, 2015. The Company has not adjusted the balances for the year ended December 31, 2014.

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2013, 2014 and 2015 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2013	2014	2015

Income taxes at statutory rate	35.00%	35.00%	35.00%
Foreign tax rate differential	(0.76)	─	.92
Non-deductible expenses	0.12	0.12	0.09
Controlled foreign corporation losses	─	1.48	1.09
Other	0.12	0.03	0.13
	34.48%	36.63%	37.23%

The lower effective tax rate in 2013 compared to 2014 and 2015 was primarily attributable to indefinitely invested earnings of non-U.S. Subsidiaries. The effective tax rate in 2014 was also impacted by the foreign currency charge relating to Venezuela, for which a valuation allowance was recognized, offset by the re-measurement of Venezuela's books due to the highly inflationary accounting treatment under U.S. GAAP. The year-over-year increase in the effective tax rate for 2015 was due largely to the lower than anticipated profits in China caused by the charge to inventory. Consequently, a deferred tax asset associated with China could not be recognized, thereby impacting the annual effective tax rate.

The cumulative amount of undistributed earnings of the Company's non-U.S. Subsidiaries held for indefinite reinvestment is approximately $50.0 million, $50.0 million and $70.0 million at December 31, 2013, 2014 and 2015, respectively. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $3.4 million.

15.            Employee Benefit Plan

The Company has a 401(k)-defined contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2013, 2014, and 2015 the Company matched employees' base pay up to 4% each year. The Company's matching contributions cliff vest after two years of service. The Company recorded compensation expense of $2.7 million, $2.7 million and $2.8 million for the years ended December 31, 2013, 2014 and 2015, respectively, related to its contributions to the plan. The Company may make additional discretionary contributions to the plan of up to 10% of employees' base pay. The Company's discretionary contributions vest 20% per year for an employee's first five years of service. For the year ended December 31, 2013, the Company made additional discretionary contributions of $6.2 million. For the years ended December 31, 2014 and 2015, the Company did not make any additional discretionary contributions.

The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $6.2 million, $5.8 million and $4.8 million as of December 31, 2013, 2014 and 2015, respectively. Although Nu Skin Japan has not specifically funded this obligation, as it is not required to do so, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.8 million, $0.9 million and $0.7 million for the years ended December 31, 2013, 2014 and 2015, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

The Company recorded compensation expense of $3.1 million, $0.3 million and $2.3 million for the years ended December 31, 2013, 2014 and 2015, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $32.4 million and $33.5 million for the years ended December 31, 2014 and 2015, respectively, related to its contributions to the plan and is included in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a "rabbi trust" for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company's consolidated balance sheet of $26.3 million and $27.3 million for the years ended December 31, 2014 and 2015, respectively.

17.            Derivative Financial Instruments

As of December 31, 2015, the Company held mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions with notional amounts of 500.0 million Japanese yen ($4.2 million), 9.0 million Canadian dollars ($6.5 million), and 5.8 billion Korean won ($4.9 million), with related gains and losses being recorded as part of Other Income (Expense);  in addition the Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 1.9 billion Japanese yen and 15.0 million euros ($15.8 million and $16.3 million, respectively) as of December 31, 2015 and 2.1 billion Japanese yen and 4.0 million euros ($17.5 million and $4.8 million, respectively) as of December 31, 2014 to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were $1.7 million and $0.5 million as of December 31, 2014 and 2015, respectively.

The contracts held at December 31, 2015 have maturities through March 2017, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 15 months. The pre-tax net losses/gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive loss to revenue were $5.1 million of pre-tax net gains, $2.7 million of pre-tax net losses and $2.1 million of pre-tax net gains for the years ended December 31, 2013, 2014 and 2015, respectively. The corresponding tax effects of these transactions were recorded in provision for income tax expense. As of December 31, 2014 and 2015, there were $1.1 million and $0.3 million of unrealized gains included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $52.6 million and $71.6 million as of December 31, 2014 and 2015, respectively, in accumulated other comprehensive income are related to cumulative translation adjustments.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

18.            Supplemental Cash Flow Information

Cash paid for interest totaled $4.8 million, $5.3 million and $7.0 million for the years ended December 31, 2013, 2014 and 2015, respectively. Cash paid for income taxes totaled $130.1 million, $171.4 million and $49.8 million for the years ended December 31, 2013, 2014 and 2015, respectively. For the year ended December 31, 2013, there was a non-cash addition of fixed assets of $9.2 million associated with the construction of the Company's worldwide headquarters.

For the year ended December 31, 2014, the Company had non-cash charges associated with the accounting of its Nu Skin Korea building lease increasing both fixed assets by $19.4 million and long-term liabilities by $16.7 million, and decreasing long-term assets by $2.7 million.

19.            Segment Information

The Company operates in a single operating segment by selling products through a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China, the Company utilizes sales employees, independent direct sellers and independent marketers to distribute its products. Independent direct sellers can sell away from the Company's stores where the Company has obtained a direct selling license to do so. Independent marketers are licensed business owners who are authorized to sell the Company's products either at their own approved premises or through the Company's stores. Selling expenses are the Company's largest expense comprised of sales compensation and incentives paid to its sales force. The Company manages its business primarily by managing its sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does report revenue in five geographic regions: Greater China, North Asia, Americas, South Asia/Pacific and EMEA.

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
	2013	2014	2015
Greater China	$1,363,182	$948,523	$771,667
North Asia	869,400	782,985	686,555
Americas	370,087	329,027	329,668
South Asia/Pacific	378,988	328,388	321,971
EMEA	195,061	180,572	137,186
Total	$3,176,718	$2,569,495	$2,247,047

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
	2013	2014	2015
Nu Skin	$1,641,618	$1,562,595	$1,363,539
Pharmanex	1,529,211	1,000,279	877,924
Other	5,889	6,621	5,584
Total	$3,176,718	$2,569,495	$2,247,047

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Additional information as to the Company's operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2013	2014	2015
Japan	$402,580	$315,265	$264,214
Mainland China	1,005,395	675,082	565,527
South Korea	466,820	467,720	422,341
United States	268,232	230,767	243,748

	December 31,
Long-lived assets:	2014	2015
Japan	$13,768	$13,587
Mainland China	103,445	110,839
South Korea	46,626	48,702
United States	287,103	271,057

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company is currently involved in a dispute related to customs assessments by Yokohama Customs on several of the Company's products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the present, which the Company has or will hold in bond or pay under protest (the Company was previously required to post a bond or make a deposit to secure any additional duties that may have been due and payable on current imports, but it is no longer required to do so). Additional assessments related to any prior period are barred by applicable statutes of limitations. The aggregate amount of these assessments and disputed duties was approximately 4.3 billion Japanese yen as of December 31, 2015 (approximately $35.4 million), net of recovery of consumption taxes. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice pursuant to the transaction value method under the World Trade Organization Customs Valuation Agreement or whether it must use one of the alternative valuation methods provided in that agreement, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation. Following the Company's review of the assessments and after consulting with the Company's legal and customs advisors, the Company believes that use of the manufacturer's invoice is the appropriate valuation method and that the additional assessments are improper and are not supported by applicable customs laws because they are based on an alternative valuation method.  Because the Company believes that the assessment of higher duties by the customs authorities is an improper application of the regulations, the Company is currently expensing the portion of the duties the Company believes is supported under applicable customs law, and recording the additional deposit or payment as a receivable within long-term assets on its consolidated financial statements. The Company filed letters of protest with the applicable Customs authorities, which were rejected.  The Company then appealed the matter to the Ministry of Finance in Japan. In the second quarter of 2011, the Ministry of Finance in Japan denied the Company's administrative appeal.  The Company disagrees with the Ministry of Finance's administrative decision. The Company is now pursuing the matter in Tokyo District Court, which is not required to give deference to the decision made by the Ministry of Finance and which the Company believes will provide a more independent determination of the matter. In June 2015, the Tokyo District Court closed the proceedings, and we currently anticipate a decision on the matter during the first quarter of 2016. If the Company is unsuccessful in recovering the amounts assessed and paid, the Company will record a non-cash expense in Cost of sales for the full amount of the disputed assessments. The Company anticipates that additional disputed duties will be limited going forward as the Company purchases a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

The Company is also currently being sued in a purported class action lawsuit and derivative claim relating to negative media and regulatory scrutiny regarding the Company's business in Mainland China and the associated decline in the Company's stock price. Beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. On May 1, 2014, the court consolidated the various purported class actions, appointed State-Boston Retirement System as lead plaintiff in the consolidated action and appointed the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action. In June 2014, a consolidated class action complaint was filed. In February 2015, the court denied the Company's motion to dismiss the case. The consolidated class action complaint purports to assert claims on behalf of certain of the Company's stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt. The consolidated class action complaint alleges that, inter alia, the Company made materially false and misleading statements regarding its sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities. The parties are engaging in a mediation process in an effort to resolve this matter. The Company believes the claims are without merit, but has entered into this process in an effort to avoid potentially lengthy, costly, distracting and time-consuming litigation.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In addition, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. In May 2014, the court issued an order consolidating the derivative actions, appointing plaintiffs Amos. C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and appointing the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action. In July 2014, a consolidated derivative complaint was filed. In July 2015, the court stayed the derivative action pending a resolution in the securities class action lawsuit and denied the Company's motion to dismiss without prejudice to renewing the motion when the stay is lifted. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises, Inc. for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil H. Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises, Inc. The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises, Inc. for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund and Campbell. The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding their sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information.

The purported class action lawsuit and derivative claim, or others filed alleging similar facts, could result in monetary or other penalties that may materially affect the Company's operating results and financial condition. At this stage of the proceedings, the Company is unable to make an estimate of the potential loss, if any, arising from these matters.

21.            Dividends per Share

Quarterly cash dividends for the years ended December 31, 2014 and 2015 totaled $81.4 million and $81.2 million or $0.345 per share in all quarters of 2014 and $0.35 for all quarters of 2015. The board of directors has declared a quarterly cash dividend of $0.355 per share for all classes of common stock to be paid on March 16, 2016 to stockholders of record on February 26, 2016.

22.            Quarterly Results (unaudited)

The following table sets forth selected unaudited quarterly data for the periods shown as revised (U.S. dollars in millions, except per share amounts):

	2014				2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$671.1	$650.0	$638.8	$609.6	$543.3	$560.2	$571.3	$572.2
Gross profit	564.4	494.0	529.5	503.1	438.3	449.9	418.6	450.8
Operating income	101.2	54.7	105.0	91.3	68.6	71.8	42.5	61.7
Net income	54.9	19.5	68.3	46.5	36.3	44.7	16.3	35.8
Net income per share:
Basic	0.93	0.33	1.15	0.79	0.62	0.76	0.28	0.63
Diluted	0.90	0.32	1.12	0.77	0.60	0.75	0.28	0.62

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

23.            Other Income (Expense), Net

Other income (expense), net was $2.8 million of income in 2013, $53.7 million of expense in 2014 and $32.7 million of expense in 2015. In 2014, a $46.3 million foreign currency charge was recognized by the Company related to the impact of the devaluation of the Venezuelan currency on monetary assets and liabilities of its Venezuela entity and a charge of $7.4 million was recorded related to the prepayment of debt during the fourth quarter of 2014. In 2015, the Company recorded a charge of $10.2 million related to a new foreign exchange mechanism for Venezuela currency and incurred foreign currency translation expenses of $17.0 million. Other income (expense), net also includes $3.0 million, $5.7 million and $7.9 million in interest expense during 2013, 2014 and 2015, respectively. The Company cannot estimate the degree to which its operations will be impacted in the future, but it remains subject to these currency risks. However, the majority of these transaction losses are non-cash, non-operating losses.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.

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
February 18, 2016

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2015, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There was no change during the fiscal quarter ended December 31, 2015 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end, except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. "Business" of this Annual Report on Form 10-K.

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

#10.3
Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed February 27, 2015).

#10.4
Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

#10.5
Amendment No. 1 to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed May 15, 2003).

#10.6
Amendment to the Second Amended and Restated Nu Skin Enterprises, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 5, 2013).

#10.7
Form of Master Stock Option Agreement (1996 Plan) (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

#10.8
Form of Stock Option Agreement for Directors (1996 Plan) (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007).

#10.9	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2006).

#10.10	Amendment to the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 5, 2013).

#10.11
Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed November 9, 2006).

#10.12
Form of Master Stock Option Agreement (2006 Plan Performance Option (U.S.)) (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

#10.13
Form of Master Stock Option Agreement for Directors (2006 Plan) (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

#10.14
Form of Director Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

#10.15
Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed November 9, 2006).

#10.16	Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan ("2010 Plan") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2013).

#10.17	Form of 2010 Plan U.S. Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.18	Form of 2010 Plan U.S. Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.19
Form of 2010 Plan U.S. Performance Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.20
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

#10.22
Form of 2010 Plan Director Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed August 9, 2010).

#10.23
Form of Amended & Restated 2010 Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.24
Form of Amended & Restated 2010 Plan Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.25
Form of Amended & Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.26
Form of Amended & Restated 2010 Plan Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.27
Form of Amended & Restated 2010 Plan Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.28
Form of Amended & Restated 2010 Plan Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.29
Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.30
Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

#10.31
Employment Agreement, effective as of April 16, 2015, between the Company and Joseph Y. Chang (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 20, 2015).

#10.32
Settlement and Release Agreement dated October 14, 2015 between the Company and Daniel R. Chard (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 16, 2015).

#10.33	Form of Key Employee Covenants (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2016.

NU SKIN ENTERPRISES, INC.
By:	/s/ M. Truman Hunt
M. Truman Hunt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2016.

Signatures	Capacity in Which Signed

/s/ Steven J. Lund	Executive Chairman of the Board
Steven J. Lund

/s/ M. Truman Hunt	President, Chief Executive Officer and Director
M. Truman Hunt	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Daniel W. Campbell	Director
Daniel W. Campbell

/s/ Andrew D. Lipman	Director
Andrew D. Lipman

/s/ Thomas R. Pisano	Director
Thomas R. Pisano

/s/ Nevin N. Andersen	Director
Nevin N. Andersen

/s/ Neil H. Offen	Director
Neil H. Offen

/s/ Edwina D. Woodbury	Director
Edwina D. Woodbury