Form 10-Q
period 2016-03-31
NU SKIN ENTERPRISES INC
filed 2016-04-29
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
(Address of principal executive offices, including zip code)
(801) 345-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No   ☑

As of April 20, 2016, 55,970,482 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2016

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$250,087	$289,354
Current investments	14,972	14,371
Accounts receivable	31,985	35,464
Inventories, net	275,281	265,256
Prepaid expenses and other	169,833	101,947
	742,158	706,392

Property and equipment, net	453,648	454,537
Goodwill	114,954	112,446
Other intangible assets, net	69,424	67,009
Other assets	131,289	165,459
Total assets	$1,511,473	$1,505,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,084	$28,832
Accrued expenses	319,282	310,916
Current portion of long-term debt	94,697	67,849
	448,063	407,597

Long-term debt	168,377	181,745
Other liabilities	93,602	90,880
Total liabilities	710,042	680,222

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	419,804	419,921
Treasury stock, at cost – 34.6 million shares	(1,028,629)	(1,017,063)
Accumulated other comprehensive loss	(67,250)	(71,269)
Retained earnings	1,477,415	1,493,941
	801,431	825,621
Total liabilities and stockholders' equity	$1,511,473	$1,505,843

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Revenue	$471,831	$543,332
Cost of sales	137,869	105,055

Gross profit	333,962	438,277

Operating expenses:
Selling expenses	195,559	234,005
General and administrative expenses	130,254	135,626

Total operating expenses	325,813	369,631

Operating income	8,149	68,646
Other income (expense), net	(2,863)	(12,268)

Income before provision for income taxes	5,286	56,378
Provision for income taxes	1,970	20,096

Net income	$3,316	$36,282

Net income per share (Note 2):
Basic	$0.06	$0.62
Diluted	$0.06	$0.60

Weighted-average common shares outstanding (000s):
Basic	55,955	58,991
Diluted	56,411	60,261

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$3,316	$36,282

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $(2,451) and $(6,453), respectively	5,589	(10,050)
Net unrealized gains (losses) on foreign currency cash flow hedges, net of taxes of $931 and $(221), respectively	(1,690)	402
Reclassification adjustment for realized losses (gains) in current earnings, net of taxes of $(66) and $445, respectively	120	(807)
	4,019	(10,455)

Comprehensive income	$7,335	$25,827

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,316	$36,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,945	16,595
Japan customs expense	31,355	−
Foreign currency losses	2,411	12,530
Stock-based compensation	2,447	3,559
Deferred taxes	3,668	3,992
Changes in operating assets and liabilities:
Accounts receivable	4,254	103
Inventories, net	(6,906)	20,396
Prepaid expenses and other	(68,479)	7,315
Other assets	2,361	(6,166)
Accounts payable	4,607	(1,004)
Accrued expenses	5,128	(10,738)
Other liabilities	(3,823)	(8,666)

Net cash provided by (used in) operating activities	(2,716)	74,198

Cash flows from investing activities:
Purchases of property and equipment	(10,942)	(18,191)
Proceeds of investment sales	3,902	4,318
Purchases of investments	(4,538)	(4,318)
Acquisitions	(3,300)	−

Net cash used in investing activities	(14,878)	(18,191)

Cash flows from financing activities:
Exercise of employee stock options	2,271	(3,269)
Payment of debt	(15,308)	(2,280)
Payment of cash dividends	(19,840)	(20,694)
Income tax benefit of options exercised	3,402	2,602
Proceeds from debt	23,721	20,000
Repurchases of shares of common stock	(20,006)	(26,300)

Net cash used in financing activities	(25,760)	(29,941)

Effect of exchange rate changes on cash	4,087	(9,769)

Net increase/(decrease) in cash and cash equivalents	(39,267)	16,297

Cash and cash equivalents, beginning of period	289,354	288,415

Cash and cash equivalents, end of period	$250,087	$304,712

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 2016, and for the three-month periods ended March 31, 2016 and 2015. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2015 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

2. NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2016 and 2015, stock options of 2.6 million and 1.6 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3. DIVIDENDS PER SHARE

In January 2016, the Company's board of directors declared a quarterly cash dividend of $0.355 per share.  This quarterly cash dividend of $19.8 million was paid on March 16, 2016 to stockholders of record on February 26, 2016.  In April 2016, the Company's board of directors declared a quarterly cash dividend of $0.355 per share to be paid on June 8, 2016 to stockholders of record on May 27, 2016.

4. DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2016, the Company held mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions with notional amounts of 500 million Japanese yen ($4.4 million) and 5.8 billion Korean won ($5.0 million), with related gains and losses being recorded as part of Other Income (Expense); in addition, the Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 3.9 billion Japanese yen and 12.0 million euros ($34.6 million and $13.7 million, respectively) as of March 31, 2016 and 1.8 billion Japanese yen and 7.0 million euros ($15.0 million and $7.5 million, respectively) as of March 31, 2015 to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were $1.0 million and $(2.0) million as of March 31, 2015 and 2016, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The contracts held at March 31, 2016 have maturities through June 2017, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 15 months. The pre-tax net losses/gains on foreign currency cash flow hedges reclassified from accumulated other comprehensive loss to revenue were $0.2 million of pre-tax net gains and $1.3 million of pre-tax net losses for the three-month periods ended March 31, 2016 and 2015, respectively. The corresponding tax effects of these transactions were recorded in provision for income tax expense. As of March 31, 2016 and December 31, 2015, there were $1.3 million of unrealized losses and $0.3 million of unrealized gains, respectively, included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $66.0 million and $71.6 million as of March 31, 2016 and December 31, 2015, respectively, in accumulated other comprehensive income are related to cumulative translation adjustments.

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

5. REPURCHASES OF COMMON STOCK

During the three-month periods ended March 31, 2016 and 2015, the Company repurchased 0.6 million and 0.5 million shares of its Class A common stock under its open market stock repurchase plans for $20.0 million and $26.3 million, respectively.  As of March 31, 2016, $427.0 million was available for repurchases under the Company's current open market stock repurchase plan.

6. SEGMENT INFORMATION

The Company operates in a single operating segment by selling products through a global network of independent distributors that operates in a seamless manner from market to market, except for its operations in Mainland China. In Mainland China, the Company utilizes sales employees, independent direct sellers and independent marketers to distribute its products. While sales employees sell products through the Company's stores and website, independent direct sellers can sell away from the Company's stores where the Company has obtained a direct selling license to do so. Independent marketers are licensed business owners who are authorized to sell the Company's products either at their own approved premises or through the Company's stores. Selling expenses are the Company's largest expense comprised of sales compensation and incentives paid to its sales force. The Company manages its business primarily by managing its sales force. The Company does not use profitability reports on a regional or divisional basis for making business decisions. However, the Company does report revenue in five geographic regions: Greater China, North Asia, Americas, South Asia/Pacific and EMEA.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2016	2015

Greater China	$158,711	$187,367
North Asia	151,209	172,066
Americas	65,748	79,872
South Asia/Pacific	63,578	70,817
EMEA	32,585	33,210
Total	$471,831	$543,332

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2016	2015

Nu Skin	$289,989	$342,766
Pharmanex	180,714	199,272
Other	1,128	1,294
Total	$471,831	$543,332

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended March 31,
Revenue:	2016	2015

Mainland China	$118,655	$134,197
South Korea	86,118	108,777
Japan	65,091	63,289
United States	47,233	58,988

Long-lived assets:	March 31, 2016	December 31, 2015

United States	$269,618	$271,057
Mainland China	110,259	110,839
South Korea	48,653	48,702
Japan	14,150	13,587

7. DEFERRED TAX ASSETS AND LIABILITIES
The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.  As of March 31, 2016 and December 31, 2015, the Company had net deferred tax assets of $22.1 million and $24.2 million, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter. Other than earnings the Company intends to reinvest indefinitely, the Company accrues for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, the Company accrues the applicable foreign income taxes. The Company intends to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that the Company has indefinitely reinvested, for which no federal or state income taxes in the U.S. have been provided, aggregate to $70.0 million as of December 31, 2015. If the amount designated as indefinitely reinvested as of December 31, 2015 was repatriated to the United States, the amount of incremental taxes would be approximately $3.4 million.

8. UNCERTAIN TAX POSITIONS
The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2011. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2011. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2016 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2010. However, statutes in certain countries may be as long as ten years for transfer pricing related issues. Along with the IRS examination of 2011, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

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

The Company currently has litigation pending in a purported class action lawsuit and derivative claim relating to negative media and regulatory scrutiny regarding the Company's business in Mainland China and the associated decline in the Company's stock price. As further discussed in Note 13, a settlement of the purported class action has been reached by the parties but remains subject to court approval. In addition, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. In May 2014, the court issued an order consolidating the derivative actions, appointing plaintiffs Amos C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and appointing the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action. In July 2014, a consolidated derivative complaint was filed. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises, Inc. for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil H. Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises, Inc. The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises, Inc. for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund and Campbell. The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding their sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information. In July 2015, the court stayed the derivative action pending a final resolution in the class action lawsuit and denied the Company's motion to dismiss without prejudice to renewing the motion when the stay is lifted.

Although the derivative claim (and the purported class action if the proposed settlement is not approved) remain subject to significant contingencies and could result in material monetary or other penalties, the Company at this time does not believe that their resolution will have a material adverse effect on the Company's operating results, liquidity or financial position.

10. DEBT

On October 9, 2014, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities, and as of March 31, 2016 and December 31, 2015, the Company had outstanding balances of $62.5 million and $47.5 million on the revolving credit facility. Any additional amounts drawn under the revolving credit facility will bear interest at rates that will be determined in accordance with the Credit Agreement. The Credit Agreement requires that the Company maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. The Company believes these covenants provide it with greater flexibility to pay dividends and repurchase stock. The Company is in compliance with its debt covenants.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company's debt facilities as of December 31, 2015 and March 31, 2016:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2015	Balance as of March 31, 2016(1)(2)	Interest Rate	Repayment terms

Credit Agreement term loan facility:
U.S. dollar denominated:	$127.5 million	$118.7 million	$116.3 million	Variable 30 day: 2.69%	One half of the principal amount payable in increasing quarterly installments over a five-year period that began on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	6.1 billion yen ($51.1 million as of December 31, 2015)	6.0 billion yen ($53.4 million as of March 31, 2016)	Variable 30 day: 2.25%	One half of the principal amount payable in increasing quarterly installments over a five-year period that began on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:
		$47.5 million	$62.5 million	Variable 30 day: 2.69%	Revolving line of credit expires October 2019.

Korea subsidiary loan:
	$20.0 million	$20.0 million	$20.0 million	1.12%	One half of the principal amount payable on March 17, 2017 and the remainder payable on March 16, 2018.

Japan subsidiary loan:
	2.0 billion yen	2.0 billion yen ($16.6 million as of December 31,2015)	1.7 billion yen ($14.8 million as of March 31, 2016)	0.66%	Payable in semi-annual installments over three years that began on January 31, 2016.

(1)	As of March 31, 2016, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $73.7 million of the balance of its U.S. dollar-denominated debt under the Credit Agreement term loan facility, $5.1 million of the balance of its Japanese yen-denominated debt under the Credit Agreement facility, $10.0 million of the Korea subsidiary loan and $5.9 million of the Japan subsidiary loan. The Company has classified the amount borrowed under the Credit Agreement revolving credit facility as short term because it is the Company's intention to use this line of credit to borrow and pay back funds over short periods of time.

(2)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $4.0 million, which is not reflected in this table.

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
In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs associated with Line-of-Credit Arrangements, was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842). ASU 2016-02 will require companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial position, results of operations, and cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

12. COST OF SALES

In February 2016, the Tokyo District Court issued its ruling on a dispute between the Company and the customs authorities in Japan. The District Court upheld previous customs assessments related to the importation of several of the Company's products into Japan.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

As a result of the District Court's decision, the Company recorded a charge of $31.4 million to cost of sales in the first quarter of 2016. This is a non-cash item because the Company was previously required to pay the assessments. This charge represents the full amount that was disputed, including assessments for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of the Company's import duties from October 2009 to the date of the District Court's decision. The Company has appealed this decision to the Tokyo High Court.

13. CLASS ACTION SETTLEMENT

On February 22, 2016, the Company entered into a Settlement Term Sheet (the "Agreement") in potential settlement of the previously reported putative securities class action consolidated lawsuit. The litigation was brought against the Company and certain of the Company's officers (collectively, the "Defendants") on behalf of a class consisting of persons or entities that publicly traded the Company's common stock during the period from May 4, 2011 through January 17, 2014 and were allegedly damaged thereby.

The terms of the Agreement provide for, among other things, a settlement payment by, or on behalf of, the Company of $47 million, which the Company recorded as a short-term liability in its consolidated balance sheet. The settlement payment is expected to be entirely funded by the Company's insurers, and the Company recorded the corresponding amount as a short-term receivable in its consolidated balance sheet. There was no net impact on the Company's consolidated statement of income.

The settlement remains subject to court approval and may be cancelled by the Defendants at their sole election in certain limited circumstances. Final court approval of the settlement is expected to occur in mid-2016 but could be delayed by circumstances beyond the Company's control. Upon final approval of the settlement by the court, the litigation will be dismissed, with prejudice.

14. ACQUISITION

In the first quarter of 2016, the Company purchased 70% of Vertical Eden, LLC, an early-stage company in the warehouse growing market, based in Alpine, Utah, for $3.3 million in cash and contingent consideration valued at $1.5 million. The purchase of Vertical Eden includes specialized technology in remote programming and management of the entire crop growing cycle. As a result of this acquisition, the Company has recorded approximately $4.4 million of intangible assets which will be amortized over the useful lives of 3 to 7 years. The Company has also recorded $2.5 million of goodwill. Due to the insignificance of the transaction to the Company's consolidated financial statements, the Company has not separately presented the $2.1 million non-controlling interest related to this acquisition, but has included it in additional paid-in capital and has included the net income (loss) attributable to the non-controlling interest in other income (expense).

15. ADDITIONAL QUARTERLY DISCLOSURES

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	March 31, 2016	December 31, 2015

Raw materials	$135,496	$114,193
Finished goods	139,785	151,063
	$275,281	$265,256

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Fair Value

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at March 31, 2016
	Level 1	Level 2		Level 3		Total

Financial assets (liabilities):
Cash equivalents and current investments	$42,101	$	−	$	−	$42,101
Forward contracts	−		(1,954)		−	(1,954)
Life insurance contracts	−		−		27,415	27,415
Total	$42,101		$(1,954)		$27,415	$67,562

	Fair Value at December 31, 2015
	Level 1	Level 2		Level 3		Total

Financial assets (liabilities):
Cash equivalents and current investments	$47,121	$	−	$	−	$47,121
Forward contracts	−		485		−	485
Life insurance contracts	−		−		27,292	27,292
Total	$47,121		$485		$27,292	$74,898

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts

Beginning balance at January 1, 2016	$27,292
Actual return on plan assets:
Relating to assets still held at the reporting date	(47)
Purchases and issuances	262
Sales and settlements	(92)
Transfers into Level 3	−
Ending balance at March 31, 2016	$27,415

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, and other financial items; statements of management's expectations and beliefs regarding our markets; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits or investigations; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein.  For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our subsequent reports, including our Current Report on Form 8-K filed on February 26, 2016.

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2015, and our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report.

Overview

Revenue for the three-month period ended March 31, 2016 decreased 13% to $471.8 million when compared to the same prior-year period, with foreign currency fluctuations negatively impacting revenue approximately 5%. Sales Leaders and Actives were down 5% and 7%, respectively, compared to the prior-year period.

We believe our revenue for the first quarter of 2016 was negatively impacted by the timing of our product offerings, with major new product initiatives having occurred in the fourth quarter of 2015 (including December 2015) and additional initiatives scheduled for the second quarter of 2016 (including April 2016). We did not conduct any major new product initiatives during the first quarter of 2016. We believe this timing—in particular, the initiatives that immediately preceded and followed the first quarter of 2016—had a negative impact on sales force activity and sales in the quarter. We also believe the year-over-year decline in our revenue reflects a lack of sustained growth in our Sales Leader and Active numbers.

Earnings per share for the first quarter of 2016 were $0.06, or $0.42 excluding a non-cash expense of $31.4 million in the current period associated with the recent Japan customs ruling that is discussed in Note 12 to the consolidated financial statements contained in this report, compared to $0.60 for the first quarter of 2015. Excluding the Japan customs expense, earnings per share decreased due largely to the decline in revenue. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

Revenue
Greater China.  The following table sets forth revenue for the three-month periods ended March 31, 2016 and 2015 for the Greater China region and its principal markets (U.S. dollars in millions):

	2016	2015	Change

Mainland China	$118.7	$134.2	(12%)
Taiwan/Hong Kong	40.0	53.2	(25%)
Greater China total	$158.7	$187.4	(15%)
Foreign currency fluctuations negatively impacted revenue 4% in the Greater China region during the three-month period ended March 31, 2016, compared to the prior-year period. Sales Leaders and Actives in Mainland China increased 1% and decreased 1%, respectively, compared to the prior-year quarter. Sales Leaders and Actives in Taiwan were down 16% and 12%, respectively, and in Hong Kong they were down 18% and 20%, respectively, compared to the prior-year quarter.
Revenue in the Greater China region for the first quarter of 2016 was negatively impacted by declines in Sales Leaders and Actives in the region, particularly in Taiwan and Hong Kong. We believe these declines reflect the trends discussed in "Overview," above.
We made ageLOC Youth generally available for purchase in Hong Kong during the first quarter of 2016. We currently plan to conduct a limited-time offer of ageLOC Me in the Greater China region during the second quarter of 2016.
North Asia.  The following table sets forth revenue for the three-month periods ended March 31, 2016 and 2015 for the North Asia region and its principal markets (U.S. dollars in millions):

	2016	2015	Change

South Korea	$86.1	$108.8	(21%)
Japan	65.1	63.3	3%
North Asia total	$151.2	$172.1	(12%)

Revenue in the region for the three-month period ended March 31, 2016 was negatively impacted approximately 3% by foreign currency fluctuations compared to the same prior-year period.

Foreign currency fluctuations negatively impacted revenue 7% in South Korea during the three-month period ended March 31, 2016, compared to the prior-year period. Our Sales Leaders and Actives in South Korea decreased 9% and 11%, respectively, compared to the prior-year period. We believe these declines reflect continued softness in the South Korea market.
Year-over-year reported revenue growth of 3% in Japan for the first quarter of 2016 reflects a positive impact of approximately 3% from the strengthening of the Japanese yen against the U.S. dollar, compared to the first quarter of 2015. Local-currency revenue in Japan during the first quarter of 2016 was approximately even with the prior-year period. Sales Leaders and Actives in Japan each decreased 4%, compared to the first quarter of 2015. The regulatory environment in Japan continues to be challenging.

We made ageLOC Me generally available for purchase in South Korea during the first quarter of 2016, and we currently plan to make it generally available for purchase in Japan during the second quarter of 2016.

Americas.  The following table sets forth revenue for the three-month periods ended March 31, 2016 and 2015 for the Americas region and its principal markets (U.S. dollars in millions):

	2016	2015	Change

United States/Canada	$57.4	$68.6	(16%)
Latin America	8.3	11.3	(27%)
Americas total	$65.7	$79.9	(18%)

Revenue in the Americas region for the three-month period ended March 31, 2016 was negatively impacted approximately 7% by foreign currency fluctuations compared to the prior-year period. The year-over-year decline in revenue also reflects softness in the United States during the beginning of the quarter, following the limited-time offer of ageLOC Youth in the fourth quarter of 2015. First-quarter revenue in the United States declined 20% on a year-over-year basis.

We made ageLOC Youth generally available for purchase in the region during the first quarter of 2016. Sales Leaders and Actives in the Americas region decreased by 4% and 8%, respectively, compared to the prior-year period.

South Asia/Pacific.  The following table sets forth revenue for the three-month periods ended March 31, 2016 and 2015 for the South Asia/Pacific region (U.S. dollars in millions):

	2016	2015	Change

South Asia/Pacific	$63.6	$70.8	(10%)

The year-over-year revenue decline in our South Asia/Pacific region primarily reflects a negative impact of 8% from foreign currency fluctuations, compared to the same prior-year period. Sales Leaders and Actives in the region decreased 4% and 9%, respectively, compared to the prior year.

We are conducting a limited-time offer of ageLOC Youth in this region during the second quarter of 2016.

EMEA. The following table sets forth revenue for the three-month periods ended March 31, 2016 and 2015 for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2016	2015	Change

EMEA	$32.6	$33.2	(2%)

Foreign currency fluctuations in the EMEA region negatively impacted revenue by 3% for the three-month period ended March 31, 2016 compared to the same prior-year period. Constant-currency revenue growth in the region was driven by momentum in the United Kingdom, where some of our Sales Leaders are successfully using social media to drive sales. We also made ageLOC Me generally available for purchase in the region during the first quarter of 2016. Sales Leaders and Actives in the region decreased 1% and increased 2%, respectively, when compared to the first quarter of 2015.

Gross profit

Gross profit as a percentage of revenue was 70.8% for the first quarter of 2016 and 80.7% in the same prior-year period. This year-over-year decrease was primarily driven by the non-cash Japan customs expense of $31.4 million in the first quarter of 2016 that is discussed in Note 12 to the consolidated financial statements contained in this report. Excluding this expense, gross profit as a percentage of revenue for the first quarter of 2016 was 77.4%. Foreign currency fluctuations also had a negative impact on our gross profit. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

Selling expenses

Selling expenses as a percentage of revenue decreased to 41.5% for the three-month period ended March 31, 2016 from 43.1% for the same period in 2015. Selling expenses as a percentage of revenue in the first quarter of 2016 were lower due to a reduction in the number of Sales Leaders qualifying for incentive trips and other promotional incentives.

General and administrative expenses

General and administrative expenses decreased to $130.3 million in the first quarter of 2016, compared to $135.6 million in the prior-year period. The decrease primarily reflects a decrease in labor expense and a decrease in bank fees and credit card charges associated with processing product sales. As a percentage of revenue, general and administrative expenses increased to 27.6% for the three-month period ended March 31, 2016 from 25.0% for the same period in 2015, due primarily to the decline in our revenue.

Other income (expense), net

Other income (expense), net for the three-month period ended March 31, 2016 was $2.9 million of expense compared to $12.3 million of expense for the same period in 2015. The year-over-year decrease in expense is primarily attributable to a $10.2 million foreign currency charge in the first quarter of 2015 resulting from the impact of the devaluation of the Venezuelan currency on the monetary assets and liabilities of our Venezuela entity. This devaluation resulted from a foreign exchange mechanism that Venezuela announced in the first quarter of 2015.

Provision for income taxes

Provision for income taxes for the three-month period ended March 31, 2016 was $2.0 million, compared to $20.1 million for the same period in 2015. The effective tax rate was 37.3% of pre-tax income during the three-month period ended March 31, 2016, compared to 35.7% in the same prior-year period. The increase in the effective tax rate was driven primarily by our reduced income before taxes resulting from the Japan customs expense.

Net income

As a result of the foregoing factors, net income for the first quarter of 2016 was $3.3 million, or $23.4 million excluding Japan customs expense of $31.4 million ($20.1 million, net of tax), compared to $36.3 million for the same period in 2015. Net income excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt in order to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. However, in the first quarter of 2016, we used $2.7 million in cash from operations, compared to $74.2 million generated from operations during the prior-year period. Our negative cash flow from operations in the first quarter of 2016 primarily reflects (1) the payment of a significant amount of items that were accrued as of the end of 2015, particularly commissions based on limited-time offers during December 2015; and (2) payments to build up inventory for planned product launches in 2016. In the second quarter of 2016, we expect to return to positive cash flow from operations in line with our historical levels.

As of March 31, 2016, working capital was $294.1 million, compared to $298.8 million as of December 31, 2015. Cash and cash equivalents, including current investments, as of March 31, 2016 and December 31, 2015 were $265.1 million and $303.7 million, respectively.

Capital expenditures in the first quarter of 2016 were $10.9 million, and we anticipate additional capital expenditures of approximately $45 million for the remainder of 2016. Our 2016 capital expenditures are primarily related to:

•       the expansion and upgrade of facilities in our various markets; and

•	purchases and expenditures for computer systems and equipment, software, and application development.

Our Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent, provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years ending in October 2019. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of March 31, 2016, we had debt pursuant to the Credit Agreement of $232.2 million. See Note 10 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement and other debt.

Our board of directors has approved a stock repurchase plan authorizing us to repurchase our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.  During the first quarter of 2016, we repurchased 0.6 million shares of Class A common stock under this plan for $20.0 million.  As of March 31, 2016, $427.0 million was available for repurchases under the stock repurchase plan.

In January 2016, our board of directors declared a quarterly cash dividend of $0.355 per share. This quarterly cash dividend of $19.8 million was paid on March 16, 2016 to stockholders of record on February 26, 2016. In April 2016, our board of directors declared a quarterly cash dividend of $0.355 per share to be paid on June 8, 2016 to stockholders of record on May 27, 2016. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of March 31, 2016 and December 31, 2015, we held $265.1 million and $303.7 million, respectively, in cash and cash equivalents, including current investments.  As of March 31, 2016 and December 31, 2015, cash and cash equivalents includes $214.2 million and $241.4 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, with the exception of cash in Venezuela which is subject to currency exchange restrictions by the government of Venezuela. As of March 31, 2016, we had $4.2 million in monetary assets denominated in Venezuela bolivars.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends and intercompany charges for products, use of intangible property, and corporate services. Some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of March 31, 2016, we had $77.7 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Except for partial indefinite reinvestment in two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended March 31, 2016.

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

	As of March 31, 2016		As of March 31, 2015
Region:	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	219,000	21,698	235,000	22,533
North Asia	353,000	15,820	386,000	16,984
Americas	164,000	6,901	177,000	7,164
South Asia/Pacific	110,000	6,772	120,000	7,060
EMEA	112,000	3,768	110,000	3,811
Total	958,000	54,959	1,028,000	57,552

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
Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2016, we held mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt with notional amounts of 500 million Japanese yen ($4.4 million) and 5.8 billion Korean won ($5.0 million), with related gains and losses being recorded as part of Other Income (Expense); in addition we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 3.9 billion Japanese yen ($34.6 million as of March 31, 2016) and 12.0 million euros ($13.7 million as of March 31, 2016) to hedge forecasted foreign-currency-denominated intercompany transactions. At March 31, 2015, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 1.8 billion Japanese yen ($15.0 million as of March 31, 2015) and 7.0 million euros ($7.5 million as of March 31, 2015).  Because of our foreign exchange contracts at March 31, 2016, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen or the euro would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

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

The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expenses for the three months ended March 31, 2016 and 2015 (U.S. dollars in thousands):

	Quarter Ended March 31,
	2016	2015

Revenue	$471,831	$543,332

Gross profit	$333,962	$438,277
Japan customs expense	31,355	—
Gross profit, excluding Japan customs expense	$365,317	$438,277

Gross profit as a % of revenue	70.8%	80.7%

Gross profit, excluding Japan customs expense, as a % of revenue	77.4%

The following is a reconciliation of net income, as reported, to net income excluding Japan customs expenses for the three months ended March 31, 2016 and 2015 (U.S. dollars in thousands):

	Quarter Ended March 31,
	2016	2015

Revenue	$471,831	$543,332

Net income	$3,316	$36,282
Japan customs expense	31,355	—
Tax effect of Japan customs expense	(11,257)	—
Net income, excluding Japan customs expense	$23,414	$36,282

Net income as a % of revenue	0.7%	6.7%

Net income, excluding Japan customs expense, as a % of revenue	5.0%

The following is a reconciliation of diluted earnings per share, as reported, to diluted earnings per share excluding Japan customs expenses for the three months ended March 31, 2016 and 2015 (U.S. dollars in thousands):

	Quarter Ended March 31,
	2016	2015

Net income	$3,316	$36,282
Japan customs expense	31,355	—
Tax effect of Japan customs expense	(11,257)	—
Net income, excluding Japan customs expense	$23,414	$36,282

Diluted earnings per share	$0.06	$0.60

Diluted earnings per share, excluding Japan customs expense	$0.42

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled "Currency Risk and Exchange Rate Information" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I and also from Note 4 to the consolidated financial statements contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as discussed below, there have been no material developments concerning the matters discussed in that report.

In February 2016, the Tokyo District Court issued its ruling on a dispute between our company and the customs authorities in Japan. The District Court upheld previous customs assessments related to the importation of several of our products into Japan. As a result of the District Court's decision, we recorded a charge of $31.4 million in the first quarter of 2016. This is a non-cash item because we were previously required to pay the assessments. This charge represents the full amount that was disputed, including assessments for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the date of the District Court's decision. We have appealed this decision to the Tokyo High Court.

As previously disclosed, we are currently being sued in a purported class action lawsuit relating to negative media and regulatory scrutiny regarding our business in Mainland China and the associated decline in our stock price. Beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. In May 2014, the court consolidated the various purported class actions, appointed State-Boston Retirement System as lead plaintiff in the consolidated action and appointed the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action. In June 2014, a consolidated class action complaint was filed. In February 2015, the court denied our motion to dismiss the case. The consolidated class action complaint purports to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt. The consolidated class action complaint alleges that, inter alia, we made materially false and misleading statements regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities. On February 22, 2016, the parties entered into a Settlement Term Sheet (the "Agreement"). The terms of the Agreement provide for, among other things, the certification of a settlement class consisting of persons or entities that publicly traded our common stock during the period from May 4, 2011 through January 17, 2014 and a settlement payment by, or on behalf of, Nu Skin Enterprises, Inc. of $47 million.  The settlement payment is expected to be entirely funded by our insurers. The settlement remains subject to court approval and may be cancelled by us at our sole election in certain limited circumstances. Final court approval of the settlement is expected to occur in mid-2016 but could be delayed by circumstances beyond our control. Upon final approval of the settlement by the court, the litigation will be dismissed, with prejudice.

As previously disclosed, in September 2011, Elizabeth Craig ("Craig") and Brady Harper ("Harper") filed suit against us and our Subsidiaries in the Utah Fourth District Court for malicious prosecution, abuse of criminal process, defamation and intentional infliction of emotional distress. The complaint sought compensatory damages in excess of $42 million and punitive damages of $200 million. In August 2011, we filed suit in the Utah Fourth District Court against Scott Lazerson ("Lazerson") and Nu Lite Sales, LLC ("Nu Lite"), an entity owned by Craig and Harper, alleging fraud, negligent misrepresentation, conversion and unjust enrichment and seeking declaratory and equitable relief. The August 2011 and September 2011 suits were based on disagreements over whether we were entitled to report Craig, Harper and Lazerson to police for suspected theft of our products and over who owns title to those products. On March 22, 2012, the court consolidated the two suits into a single case. Nu Lite and Lazerson filed counterclaims against us and sought compensatory and punitive damages. Nu Skin Enterprises, Inc., Elizabeth Craig, Brady Harper, and Nu Lite Sales, LLC have resolved and settled all claims previously pending between them. The lawsuits between the parties that had been pending in Utah's Fourth Judicial District Court have been dismissed with prejudice with respect to those parties. At the conclusion of a jury trial in April 2016, Lazerson's counterclaims against us were dismissed. Lazerson was found liable for fraud, negligent misrepresentation and unjust enrichment, and we were awarded damages.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a negative material effect on our consolidated financial position, results of operations or liquidity.

Please refer to Notes 9, 12 and 13 to the consolidated financial statements contained in this report and to our recent SEC filings, including our Annual Report on Form 10-K for the 2015 fiscal year, for additional information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2015 fiscal year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 – 31, 2016	207,840	$ 32.38	207,840	$ 440.3
February 1 – 29, 2016	104,315	$ 31.42	104,315	$ 437.0
March 1 – 31, 2016	275,100	$ 36.35	275,100	$ 427.0
Total	587,255	$ 34.07	587,255

(1)	In October 2015, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500.0 million of our Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

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

April 28, 2016

NU SKIN ENTERPRISES, INC.

By:	/s/Ritch N. Wood
Ritch N. Wood
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)