Form 10-Q
period 2016-06-30
NU SKIN ENTERPRISES INC
filed 2016-08-05
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
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

As of July 31, 2016, 55,941,494 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 QUARTERLY REPORT ON FORM 10-Q – SECOND QUARTER 2016

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$544,848	$289,354
Current investments	11,503	14,371
Accounts receivable	31,706	35,464
Inventories, net	259,933	265,256
Prepaid expenses and other	162,710	101,947
	1,010,700	706,392

Property and equipment, net	453,342	454,537
Goodwill	114,954	112,446
Other intangible assets, net	67,410	67,009
Other assets	134,463	165,459
Total assets	$1,780,869	$1,505,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,360	$28,832
Accrued expenses	350,849	310,916
Current portion of long-term debt	96,896	67,849
	491,105	407,597

Long-term debt	362,051	181,745
Other liabilities	97,473	90,880
Total liabilities	950,629	680,222

Commitments and contingencies (Note 9)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	431,459	419,921
Treasury stock, at cost – 34.6 million shares	(1,032,117)	(1,017,063)
Accumulated other comprehensive loss	(71,463)	(71,269)
Retained earnings	1,502,270	1,493,941
	830,240	825,621
Total liabilities and stockholders' equity	$1,780,869	$1,505,843

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$600,475	$560,209	$1,072,306	$1,103,541
Cost of sales	128,205	110,263	266,074	215,318

Gross profit	472,270	449,946	806,232	888,223

Operating expenses:
Selling expenses	248,363	239,449	443,922	473,454
General and administrative expenses	144,109	138,696	274,363	274,322

Total operating expenses	392,472	378,145	718,285	747,776

Operating income	79,798	71,801	87,947	140,447
Other income (expense), net	(11,060)	(2,758)	(13,923)	(15,026)

Income before provision for income taxes	68,738	69,043	74,024	125,421
Provision for income taxes	24,025	24,386	25,995	44,482

Net income	$44,713	$44,657	$48,029	$80,939

Net income per share (Note 2):
Basic	$0.80	$0.76	$0.86	$1.38
Diluted	$0.79	$0.75	$0.85	$1.35

Weighted-average common shares outstanding (000s):
Basic	55,952	58,506	55,953	58,747
Diluted	56,356	59,713	56,388	59,994

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$44,713	$44,657	$48,029	$80,939

Other comprehensive income, net of tax:

Foreign currency translation adjustment, net of taxes of $886 and $629 for the three months ended June 30, 2016 and 2015, respectively, and $(1,565) and $(5,824) for the six months ended June 30, 2016 and 2015, respectively	(3,639)	(676)	1,950	(10,726)

Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $645 and $51 for the three months ended June 30, 2016 and 2015, respectively, and 1,575 and $(170) for the six months ended June 30, 2016 and 2015, respectively	(1,170)	(93)	(2,860)	309

Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $(329) and $279 for the three months ended June 30, 2016 and 2015, respectively, and $(395) and $723 for the six months ended June 30, 2016 and 2015, respectively	597	(506)	716	(1,313)

	(4,212)	(1,275)	(194)	(11,730)

Comprehensive income	$40,501	$43,382	$47,835	$69,209

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$48,029	$80,939
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	34,684	34,101
Japan customs expense	31,355	−
Foreign currency losses	13,519	13,811
Stock-based compensation	7,586	7,424
Deferred taxes	2,463	7,001
Changes in operating assets and liabilities:
Accounts receivable	4,595	(8,493)
Inventories, net	6,871	27,709
Prepaid expenses and other	(62,091)	11,333
Other assets	12	(16,500)
Accounts payable	14,353	5,112
Accrued expenses	36,486	4,910
Other liabilities	(2,037)	(7,745)

Net cash provided by operating activities	135,825	159,602

Cash flows from investing activities:
Purchases of property and equipment	(24,714)	(34,842)
Proceeds of investment sales	10,881	8,155
Purchases of investments	(9,869)	(8,155)
Acquisitions	(4,400)	−

Net cash used in investing activities	(28,102)	(34,842)

Cash flows from financing activities:
Exercise of employee stock options	2,777	(1,039)
Payment of debt	(18,978)	(14,556)
Payment of cash dividends	(39,698)	(41,179)
Income tax benefit of options exercised	3,520	3,195
Proceeds from debt	233,721	20,000
Payment of debt issuance costs	(6,596)	−
Repurchases of shares of common stock	(24,296)	(75,862)

Net cash provided by (used in) financing activities	150,450	(109,441)

Effect of exchange rate changes on cash	(2,679)	(11,320)

Net increase in cash and cash equivalents	255,494	3,999

Cash and cash equivalents, beginning of period	289,354	288,415

Cash and cash equivalents, end of period	$544,848	$292,414

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 2016, and for the three- and six-month periods ended June 30, 2016 and 2015. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2015 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

2. NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2016 and 2015, stock options of 2.8 million and 1.5 million, respectively, and for the six-month periods ended June 30, 2016 and 2015, stock options of 3.1 million and 1.5 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3. DIVIDENDS PER SHARE

In January and April 2016, the Company's board of directors declared a quarterly cash dividend of $0.355 per share.  These quarterly cash dividends of $19.8 million and $19.9 million were paid on March 16, 2016 and June 8, 2016 to stockholders of record on February 26, 2016 and May 27, 2016.  In July 2016, the Company's board of directors declared a quarterly cash dividend of $0.355 per share to be paid on September 14, 2016 to stockholders of record on August 26, 2016.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4. DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2016, the Company held mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions with notional amounts of 500.0 million Japanese yen ($4.8 million) and 11.5 billion Korean won ($10.0 million), 3.9 million Canadian dollars ($3.0 million) and 16.0 million South African rand ($1.1 million) with related gains and losses being recorded as part of Other Income (Expense); in addition, the Company held mark-to-market forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 2.9 billion Japanese yen and 9.0 million euros ($28.1 million and $10.0 million, respectively) as of June 30, 2016 and 1.3 billion Japanese yen and 15.0 million euros ($10.6 million and $13.5 million, respectively) as of June 30, 2015 to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were $0.1 million and $(3.3) million as of June 30, 2015 and 2016, respectively.

The contracts held at June 30, 2016 have maturities through June 2017, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months.  The pre-tax net gains/(losses) on foreign currency cash flow hedges reclassified from accumulated other comprehensive loss to the income statement were $(0.9) million and $0.8 million, respectively, for the three-month periods ended June 30, 2016 and 2015 and $(1.1) million and $2.0 million, respectively, for the six-month periods ended June 30, 2016 and 2015.  The corresponding tax effects of these transactions were recorded in provision for income tax expense.  As of June 30, 2016 and December 31, 2015, there were $(1.9) million and $0.3 million, respectively, of unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges.  The remaining $69.6 million and $71.6 million as of June 30, 2016 and December 31, 2015, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.

5. REPURCHASES OF COMMON STOCK

During the three-month periods ended June 30, 2016 and 2015, the Company repurchased 0.1 million and 0.9 million shares of its Class A common stock under its open market stock repurchase plans for $4.3 million and $49.6 million, respectively. During the six-month periods ended June 30, 2016 and 2015, the Company repurchased 0.7 million and 1.4 million shares of its Class A common stock under its open market repurchase plans for $24.3 million and $75.9 million, respectively.  As of June 30, 2016, $422.7 million was available for repurchases under the Company's open market stock repurchase plan.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2016	2015	2016	2015

Greater China	$236,716	$200,136	$395,427	$387,503
North Asia	165,885	172,943	317,094	345,009
Americas	67,884	83,468	133,632	163,340
South Asia/Pacific	92,297	68,023	155,875	138,840
EMEA	37,693	35,639	70,278	68,849
Totals	$600,475	$560,209	$1,072,306	$1,103,541

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2016	2015	2016	2015

Nu Skin	$365,266	$351,436	$655,255	$694,202
Pharmanex	234,014	207,504	414,728	406,776
Other	1,195	1,269	2,323	2,563
Totals	$600,475	$560,209	$1,072,306	$1,103,541

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2016	2015	2016	2015

Mainland China	$184,344	$149,251	$302,999	$283,448
South Korea	93,036	109,023	179,154	217,800
Japan	72,849	63,920	137,940	127,209
United States	50,028	58,580	97,261	117,568

Long-lived assets:	June 30, 2016	December 31, 2015

Mainland China	$104,319	$110,839
South Korea	46,449	48,702
Japan	14,592	13,587
United States	276,931	271,057

7. DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with ASC 740 Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.  As of June 30, 2016 and December 31, 2015, the Company had net deferred tax assets of $20.2 million and $24.2 million, respectively.

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

10. DEBT

On October 9, 2014, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities, and as of June 30, 2016 and December 31, 2015, the Company had outstanding balances of $62.5 million and $47.5 million on the revolving credit facility. Any additional amounts drawn under the revolving credit facility will bear interest at rates that will be determined in accordance with the Credit Agreement. The Credit Agreement requires that the Company maintain a consolidated leverage ratio not exceeding 2.00 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. The Company believes these covenants provide it with greater flexibility to pay dividends and repurchase stock. The Company is in compliance with its debt covenants.

The following table summarizes the Company's debt facilities as of December 31, 2015 and June 30, 2016:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2015	Balance as of June 30, 2016(1)(2)	Interest Rate	Repayment terms

Credit Agreement term loan facility:
U.S. dollar denominated:	$127.5 million	$118.7 million	$113.9 million	Variable 30 day: 2.7045%	One half of the principal amount payable in increasing quarterly installments over a five-year period that began on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	6.1 billion yen ($51.1 million as of December 31, 2015)	5.9 billion yen ($57.1 million as of June 30, 2016)	Variable 30 day: 2.25%	One half of the principal amount payable in increasing quarterly installments over a five-year period that began on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:
		$47.5 million	$62.5 million	Variable 30 day: 2.7045%	Revolving line of credit expires October 2019.

Korea subsidiary loan:
	$20.0 million	$20.0 million	$20.0 million	1.12%	One half of the principal amount payable on March 17, 2017 and the remainder payable on March 16, 2018.

Japan subsidiary loan:
	2.0 billion yen	2.0 billion yen ($16.6 million as of December 31, 2015)	1.7 billion yen ($16.2 million as of June 30, 2016)	0.66%	Payable in semi-annual installments over three years that began on January 31, 2016.

Convertible note(3)
	$210.0 million	-	$210.0 million	4.75%	Principal amount payable on June 15, 2020.

(1)	As of June 30, 2016, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $74.5 million of the balance of its U.S. dollar-denominated debt under the Credit Agreement term loan facility, $6.0 million of the balance of its Japanese yen-denominated debt under the Credit Agreement term loan facility, $10.0 million of the Korea subsidiary loan and $6.5 million of the Japan subsidiary loan. The Company has classified the amount borrowed under the Credit Agreement revolving credit facility as short term because it is the Company's intention to use this line of credit to borrow and pay back funds over short periods of time.

(2)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $3.7 million on the credit agreement and $17.0 million on the convertible debt, which is not reflected in this table.

(3)	See Note 11 for more information regarding the convertible note.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11.  CONVERTIBLE NOTE

On June 16, 2016, the Company issued $210.0 million of convertible senior notes (the "Convertible Notes") in a private offering to a Chinese investor (the "Holder"). The Convertible Notes are senior unsecured obligations which will rank equal in right of payment to all senior unsecured indebtedness of the Company, and will rank senior in right of payment to any indebtedness that is contractually subordinated to the Convertible Notes. Interest on the Convertible Notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2016 at a rate of 4.75% per annum.

The Convertible Notes mature on June 15, 2020, unless repurchased or converted prior to maturity. Prior to the stated maturity date, the Company may, at its option, redeem all or part of the Convertible Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, provided that its common stock share price is equal to or exceeds 180% of the applicable conversion price for 20 or more trading days (including the final three trading days) in the 30 consecutive trading days prior to the Company's exercise of such redemption right. The Holder of the Convertible Notes may, at its option, cause the Company to repurchase all of such Holder's Convertible Notes or any portion thereof that is equal to $1,000 in principal amount or multiples of $1,000 upon a change in control or a termination of trading of the Company's common stock, as those terms are defined in the indenture governing the Convertible Notes. In addition, each holder of the Convertible Notes shall have the right, at such holder's option, to convert all or any portion thereof that is equal to $1,000 in principal amount or multiples of $1,000 at any time beginning six calendar months following June 16, 2016, at the then-applicable conversion rate. Upon conversion by the Holder, the Convertible Notes will be settled in cash with respect to principal and any accrued and unpaid interest to such date and in the Company's common shares with respect to any additional amounts, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 21.5054 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $46.50 per common share).  Throughout the term of the Convertible Notes, the conversion rate may be adjusted upon the occurrence of certain specified events.

Of the $210.0 million in proceeds received from the issuance of the Convertible Notes, $199.1 million was allocated to long-term debt (the "Liability Component") and $10.9 million was allocated to additional paid-in-capital (the "Equity Component") within the Company's consolidated balance sheet. The Liability Component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The amount allocated to the Equity Component, which represents the conversion option, was calculated by deducting the fair value of the Liability Component from the par value of the Convertible Notes. The Company determined that the conversion option does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company's own stock and would be classified in stockholder's equity if freestanding. The Equity Component will not be remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Liability Component over its carrying amount (the "Debt Discount") will be amortized to interest expense over the term of the Convertible Notes. As a result, the Liability Component will be accreted up to the Convertible Notes' $210.0 million face value, resulting in additional non-cash interest expense being recognized within the Company's consolidated statement of income. The effective interest rate on the Convertible Notes is approximately 7.1% per annum.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The net carrying amount of the Liability Component is as follows (in thousands):
June 30, 2016

Principal	$210,000
Unamortized debt discount (conversion option)	(10,828)
Total long-term debt, net	199,172
Unamortized debt discount (issuance costs)	(6,196)
Net carrying amount	$192,976

The net carrying amount of the Liability Component was recorded to long-term debt within the Company's consolidated balance sheet.

The Company incurred approximately $6.6 million of issuance costs related to the issuance of the Convertible Notes. Of the $6.6 million in issuance costs incurred, $6.3 million and $0.3 million were recorded to deferred financing cost and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $6.3 million recorded to deferred financing cost on the Company's consolidated balance sheet as a reduction of long-term debt is being amortized over the contractual term of the Convertible Notes using the effective interest method.
During the quarter ended June 30, 2016, the Company recognized $0.6 million in non-cash interest expense related to the Convertible Notes, which included $0.4 million of contractual interest and $0.2 million in amortization of debt issuance costs and in amortization of the Debt Discount.
As the Convertible Notes were issued in June 2016, the carrying value of the Convertible Notes approximates their fair value at June 30, 2016.
12. ACCOUNTING PRONOUNCEMENTS
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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

13. COST OF SALES

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

14. CLASS ACTION SETTLEMENT

On February 22, 2016, the Company entered into a Settlement Term Sheet (the "Agreement") in potential settlement of the previously reported putative securities class action consolidated lawsuit. The litigation was brought against the Company and certain of the Company's officers (collectively, the "Defendants") on behalf of a class consisting of persons or entities that publicly traded the Company's common stock during the period from May 4, 2011 through January 17, 2014 and were allegedly damaged thereby. In May 2016, the court issued preliminary approval of the settlement.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The terms of the Agreement provide for, among other things, a settlement payment by, or on behalf of, the Company of $47 million, which the Company recorded as a short-term liability in its consolidated balance sheet. As expected, the Company's insurers fully funded the settlement payment in an escrow account in June 2016, and the Company maintained the corresponding amount as a short-term receivable, which it had recorded during the first quarter of 2016. There was no net impact on the Company's consolidated statement of income.

The settlement remains subject to court approval and may be cancelled by the Defendants at their sole election in certain limited circumstances. A hearing for final court approval of the settlement is scheduled in October 2016, but could be delayed by circumstances beyond the Company's control. Subsequent to final approval of the settlement by the court, the litigation will be dismissed, with prejudice.

15. ACQUISITION

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

16. ADDITIONAL QUARTERLY DISCLOSURES

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	June 30, 2016	December 31, 2015

Raw materials	$126,663	$114,193
Finished goods	133,270	151,063
	$259,933	$265,256

Fair Value

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at June 30, 2016
	Level 1	Level 2		Level 3		Total

Financial assets (liabilities):
Cash equivalents and current investments	$190,811	$	−	$	−	$190,811
Forward contracts	−		(3,317)		−	(3,317)
Life insurance contracts	−		−		28,754	28,754
Total	$190,811		$(3,317)		$28,754	$216,248

	Fair Value at December 31, 2015
	Level 1	Level 2		Level 3		Total

Financial assets (liabilities):
Cash equivalents and current investments	$47,121	$	−	$	−	$47,121
Forward contracts	−		485		−	485
Life insurance contracts	−		−		27,292	27,292
Total	$47,121		$485		$27,292	$74,898

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts

Beginning balance at January 1, 2016	$27,292
Actual return on plan assets:
Relating to assets still held at the reporting date	810
Purchases and issuances	780
Sales and settlements	(128)
Transfers into Level 3	-
Ending balance at June 30, 2016	$28,754

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, and other financial items; statements of management's expectations and beliefs regarding our markets; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits or investigations; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein.  For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 and in subsequent Quarterly Reports on Form 10-Q (our "Periodic Reports"), as well as our Current Reports on Form 8-K.

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis included in our Periodic Reports, and our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report.

Overview

Revenue for the three-month period ended June 30, 2016 increased 7% to $600.5 million, compared to the prior-year period, and revenue for the six-month period ended June 30, 2016 decreased 3% to $1.1 billion, compared to the prior-year period.  Foreign currency fluctuations negatively impacted revenue 3% and 4% in the three- and six-month periods ended June 30, 2016, respectively, compared to the prior-year periods. We currently expect that the stronger U.S. dollar will continue to impact our results in 2016. Revenue for the second quarter of 2016 includes approximately $106 million of sales generated from limited-time offers in our Greater China and South Asia/Pacific regions during the quarter. We did not have any limited-time offers during the first half of 2015. Sales Leaders and Actives for the quarter were up 6% and flat, respectively, compared to the prior-year quarter.

Earnings per share for the second quarter of 2016 were $0.79, compared to $0.75 in the prior-year period. This increase primarily reflects the increase in revenue, partially offset by foreign currency translation expenses of $11.1 million in the second quarter of 2016. For more information on these expenses, see "Other income (expense), net," below.

Earnings per share for the first half of 2016 were $0.85, or $1.21 excluding a non-cash expense of $31.4 million in the first quarter of 2016 associated with the Japan customs ruling that is discussed in Note 13 to the consolidated financial statements contained in this report, compared to $1.35 for the first half of 2015. Excluding the Japan customs expense, earnings per share for the six-month period decreased due largely to the decline in revenue. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

We expect that our revenue for the remainder of 2016 will be positively impacted by the continued rollout of our ageLOC Me personalized skin care system and our ageLOC Youth nutritional supplement throughout the remainder of the year.

Revenue

Greater China.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2016 and 2015 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change

Mainland China	$184.3	$149.2	24%	$303.0	$283.4	7%
Taiwan/Hong Kong	52.4	50.9	3%	92.4	104.1	(11%)
Greater China total	$236.7	$200.1	18%	$395.4	$387.5	2%

Foreign currency fluctuations negatively impacted revenue 6% and 5% in this region for the three- and six-month periods ended June 30, 2016, respectively, compared to the prior-year periods. Sales Leaders and Actives in Mainland China increased 33% and 38%, respectively, compared to the prior-year quarter. Sales Leaders and Actives in Taiwan were down 14% and 7%, respectively, and in Hong Kong they were down 14% and 13%, respectively, compared to the prior-year quarter.

The year-over-year revenue increase for the second quarter of 2016 reflects approximately $72 million in revenue generated by a limited-time offer of ageLOC Me in the region. The results of this limited-time offer were strong, particularly in Mainland China. The year-over-year revenue results for the six-month period ended June 30, 2016 were tempered by the region's results for the first quarter of 2016. As previously disclosed, revenue in the region for the first quarter of 2016 was negatively impacted by declines in Sales Leaders and Actives in the region, particularly in Taiwan and Hong Kong. Although Taiwan and Hong Kong benefited from the limited-time offer during the second quarter of 2016, we continue to see softness in these markets.

We currently plan to launch an air purifier product in this region later this year, and we plan to make ageLOC Me generally available for purchase in this region near the end of 2016 or the beginning of 2017.

North Asia.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2016 and 2015 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change

South Korea	$93.0	$109.0	(15%)	$179.2	$217.8	(18%)
Japan	72.9	63.9	14%	137.9	127.2	8%
North Asia total	$165.9	$172.9	(4%)	$317.1	$345.0	(8%)

Revenue in the North Asia region for the three- and six-month periods ended June 30, 2016 was positively impacted 2% and negatively impacted 1%, respectively, by foreign currency fluctuations, compared to the prior-year periods.

In South Korea, foreign currency fluctuations negatively impacted revenue 5% and 6% for the second quarter of 2016 and first half of 2016, respectively, compared to the prior-year periods. In the second quarter of 2016, Sales Leaders and Actives in South Korea each decreased 8%, compared to the prior-year period. We believe the declines in revenue, Sales Leaders and Actives for the three- and six-month periods reflected softness in the South Korea market. During the third quarter of 2016, in July, we had a successful introduction of ageLOC Youth in a limited-time offer in South Korea.

In Japan, year-over-year reported revenue growth of 14% and 8% for the second quarter of 2016 and the first half of 2016, respectively, reflects a positive impact of approximately 13% and 8%, respectively, from the strengthening of the Japanese yen against the U.S. dollar, compared to the prior-year periods. Local-currency revenue in Japan grew 1% in the second quarter of 2016 and was approximately even in the first half of 2016, compared to the prior-year periods. In the second quarter of 2016, Sales Leaders and Actives in Japan decreased 1% and 8%, respectively, compared to the prior-year period. The regulatory environment in Japan continues to be challenging. We made ageLOC Me generally available for purchase in Japan during the second quarter of 2016, and we currently plan to make ageLOC Youth generally available for purchase in Japan during the fourth quarter of 2016.

Americas.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2016 and 2015 for the Americas region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change

United States/Canada	$60.4	$68.6	(12%)	$117.8	$137.2	(14%)
Latin America	7.5	14.9	(50%)	15.8	26.1	(39%)
Americas total	$67.9	$83.5	(19%)	$133.6	$163.3	(18%)

Revenue in the Americas region for the three- and six-month periods ended June 30, 2016 was negatively impacted 4% and 5% by foreign currency fluctuations, respectively, compared to the prior-year periods. Sales Leaders and Actives in the region declined 17% and 8%, respectively, in the second quarter of 2016, compared to the prior-year period. These declines in revenue, Sales Leaders and Actives reflect steep declines in Latin America, primarily in Venezuela, as well as continued weakness in the United States, where revenue was down 15% and 17% for the second quarter and first half of 2016, respectively, compared to the prior-year periods.

We currently plan to offer ageLOC Me in this region during the fourth quarter of 2016.

South Asia/Pacific.  The following table sets forth revenue for the three- and six-month periods ended June 30, 2016 and 2015 for the South Asia/Pacific region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change

South Asia/Pacific	$92.3	$68.0	36%	$155.9	$138.8	12%

Year-over-year revenue growth in the South Asia/Pacific region for the three- and six-month periods ended June 30, 2016 was 36% and 12%, respectively, despite negative impacts from foreign currency of 6% and 7%, respectively. In the second quarter of 2016, Sales Leaders in the region increased 6% and Actives decreased 5%, compared to the prior-year period. We generated strong revenue growth across the markets in this region during the second quarter of 2016, driven by a limited-time offer of ageLOC Youth, which generated approximately $35 million in sales in the region. There were no limited-time offer sales in this region during the second quarter of the prior year.

We anticipate difficult year-over-year comparisons in this region in the third quarter of 2016, as a limited-time offer in the third quarter of 2015 generated approximately $47 million in sales in the region. We do not have any significant product initiatives scheduled in this region in the third quarter of 2016. In the fourth quarter of 2016, we currently plan to make ageLOC Youth generally available for purchase in the region.

EMEA. The following table sets forth revenue for the three- and six-month periods ended June 30, 2016 and 2015 for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change

EMEA	$37.7	$35.6	6%	$70.3	$68.8	2%

Revenue in the EMEA region for the three- and six-month periods ended June 30, 2016 was positively impacted 1% and negatively impacted 1%, respectively, by foreign currency fluctuations, compared to the prior-year periods. In the second quarter of 2016, Sales Leaders and Actives in the region increased 3% and 6%, compared to the prior-year period. Revenue growth in the region reflects the continued success of Sales Leader social media initiatives in certain markets.

Gross profit

Gross profit as a percentage of revenue was 78.7% and 75.2% for the three- and six-month periods ended June 30, 2016 and 80.3% and 80.5% for the three- and six-month periods ended June 30, 2015. The year-over-year decrease in the second quarter was primarily driven by promotions of ageLOC Me in the second quarter of 2016 and continued strength of the U.S. dollar. The year-over-year decrease for the six-month period was primarily driven by the non-cash Japan customs expense of $31.4 million in the first quarter of 2016 that is discussed in Note 13 to the consolidated financial statements contained in this report. Excluding this expense, gross profit as a percentage of revenue for the first half of 2016 was 78.1%. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

Selling expenses

Selling expenses as a percentage of revenue decreased to 41.4% for the three-month period ended June 30, 2016 from 42.7% for the same period in 2015. Selling expenses as a percentage of revenue decreased to 41.4% for the six-month period ended June 30, 2016 from 42.9% for the same period in 2015. The salaries of our sales employees in Mainland China are fixed for a three-month period of time, until they are adjusted during a quarterly evaluation process. Selling expenses as a percentage of revenue in the first half of 2016 were also lower due to a reduction in the number of Sales Leaders qualifying for incentive trips and other promotional incentives in the first half of 2016.

General and administrative expenses

General and administrative expenses increased to $144.1 million in the second quarter of 2016 and $274.4 in the first half of 2016, compared to $138.7 million and $274.3 in the respective prior-year periods. The increase in the second quarter of 2016 primarily reflects increased labor expenses and increased expenses related to events and other promotions. As a percentage of revenue, general and administrative expenses decreased to 24.0% and increased to 25.6% for the three- and six-month periods ended June 30, 2016, respectively, from 24.8% and 24.9% for the same periods in 2015, reflecting fluctuations in revenue and relatively stable general and administrative expenses.

Other income (expense), net

Other income (expense), net for the three- and six-month periods ended June 30, 2016 was $11.1 million of expense and $13.9 million of expense, respectively, compared to $2.8 million of expense and $15.0 million of expense for the same periods in 2015. The second-quarter year-over-year increase in expense reflects foreign currency translation expenses of $11.1 million in the second quarter of 2016, primarily driven by translation expenses resulting from the strengthening of the Japanese yen against the U.S. dollar and its impact on our Japanese yen-denominated debt and liabilities. The year-over-year comparison for the first half of 2016 also reflects a $10.2 million foreign currency charge in the first quarter of 2015 resulting from the impact of the devaluation of the Venezuelan currency on the monetary assets and liabilities of our Venezuela entity. This devaluation resulted from a foreign exchange mechanism that Venezuela announced in the first quarter of 2015.

Provision for income taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2016 was $24.0 million and $26.0 million, compared to $24.4 million and $44.5 million for the same periods in 2015. The effective tax rate was 35.0% and 35.1%, of pre-tax income during the three- and six-month periods ended June 30, 2016, respectively, compared to 35.3% and 35.5%, respectively, in the prior-year periods.

Net income

As a result of the foregoing factors, net income for the second quarter of 2016 was $44.7 million, which is unchanged from the same period in 2015. Net income for the first half of 2016 was $48.0 million, or $68.1 million excluding Japan customs expense of $31.4 million ($20.1 million, net of tax), compared to $80.9 million for the first half of 2015. Net income excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt in order to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $135.8 million in cash from operations during the first half of 2016, compared to $159.6 million in cash generated from operations during the prior-year period. This decrease in cash generated from operations during the first half of 2016 reflects payments made during the first quarter of 2016, primarily (1) the payment of a significant amount of items that were accrued as of the end of 2015, particularly commissions based on limited-time offers during December 2015; and (2) payments to build up inventory for planned product launches in 2016. In the second quarter of 2016, we generated $138.6 million in cash from operations.

As of June 30, 2016, working capital was $519.6 million, compared to $298.8 million as of December 31, 2015. Cash and cash equivalents, including current investments, as of June 30, 2016 and December 31, 2015 were $556.4 million and $303.7 million, respectively.

Capital expenditures in the first half of 2016 were $24.7 million, and we anticipate additional capital expenditures of approximately $30 million for the remainder of 2016. Our 2016 capital expenditures are primarily related to:

•	the expansion and upgrade of facilities in our various markets; and

•	purchases and expenditures for computer systems and equipment, software, and application development.

On June 16, 2016, we issued $210.0 million principal amount of convertible 4.75% senior notes, due 2020 (the "Convertible Notes") to Ping An ZQ China Growth Opportunity Limited ("Ping An ZQ") at face value. Net proceeds on the issuance of the Convertible Notes were $203 million.  We plan to use the proceeds primarily for repurchasing common stock throughout the remainder of the year. The Convertible Notes are senior unsecured obligations of the Company and rank equal in right of payment to all senior unsecured indebtedness of the Company. Interest on the Convertible Notes is payable semiannually in cash on June 15 and December 15, and the Convertible Notes mature on June 15, 2020, subject to earlier conversion. Although the stated interest rate on the Convertible Notes is 4.75%, interest on this debt is expensed on our income statement at a rate of approximately 7.1%, reflecting the amortization of a debt discount resulting from approximately $6.3 million in issuance costs and approximately $10.9 million of the principal amount that is allocated to equity due to the conversion option. Beginning December 16, 2016, the Convertible Notes will be convertible at the holder's discretion at a conversion rate of 21.5054 per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of $46.50 per share), in each case subject to customary anti-dilution adjustments. As of August 3, 2016, the conversion price remained at $46.50 per share. So long as the Convertible Notes are held by Ping An ZQ, any conversion of the Convertible Notes will be satisfied by cash in respect of the principal amount of Convertible Notes converted and any accrued and unpaid interest to such date, and shares of our common stock in respect to all additional amounts. Conversion of Convertible Notes by any other holders may be into cash, common stock or a combination of cash and common stock, at our option.

Upon a change in control of the Company (as defined in the indenture governing the Convertible Notes) or the failure of our common stock to be listed on certain stock exchanges, the holders of the Convertible Notes may require that we repurchase all or part of the principal amount of the Convertible Notes at a purchase price equal to 108% of the principal amount plus accrued and unpaid interest. In addition, we may redeem all or part of the principal amount of the Convertible Notes, at our option, at a purchase price equal to the principal amount plus accrued and unpaid interest, provided that the closing trading price of our common stock exceeds 180% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding our exercise of this redemption right (including the last three such trading days). The Convertible Notes are subject to customary events of default, which may result in the acceleration of the maturity of the Convertible Notes.

Our Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent, provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years ending in October 2019. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.00 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of June 30, 2016, we had debt pursuant to the Credit Agreement of $233.5 million. See Notes 10 and 11 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement, Convertible Notes and other debt.

Our board of directors has approved a stock repurchase plan authorizing us to repurchase up to $500 million of our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for strategic initiatives and to offset dilution from our equity incentive plans and from conversion of the Convertible Notes. During the first half of 2016, we repurchased 0.7 million shares of Class A common stock under this plan for $24.3 million.  As of June 30, 2016, $422.7 million was available for repurchases under the stock repurchase plan.

In January and April 2016, our board of directors declared a quarterly cash dividend of $0.355 per share. These quarterly cash dividends of $19.8 million and $19.9 million were paid on March 16, 2016 and June 8, 2016 to stockholders of record on February 26, 2016 and May 27, 2016. In July 2016, our board of directors declared a quarterly cash dividend of $0.355 per share to be paid on September 14, 2016 to stockholders of record on August 26, 2016. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of June 30, 2016 and December 31, 2015, we held $556.4 million and $303.7 million, respectively, in cash and cash equivalents, including current investments.  As of June 30, 2016 and December 31, 2015, cash and cash equivalents includes $300.3 million and $241.4 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, with the exception of cash in Venezuela, which is subject to currency exchange restrictions by the government of Venezuela. As of June 30, 2016, we had $1.7 million in monetary assets denominated in Venezuela bolivars.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends and intercompany charges for products, use of intangible property, and corporate services. Some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of June 30, 2016, we had $139.5 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Except for partial indefinite reinvestment in two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended June 30, 2016.

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

	As of June 30, 2016		As of June 30, 2015
Region:	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	257,000	31,554	215,000	25,956
North Asia	356,000	16,128	387,000	16,991
Americas	165,000	6,515	180,000	7,892
South Asia/Pacific	113,000	7,747	120,000	7,279
EMEA	121,000	4,168	113,000	4,042
Total	1,012,000	66,112	1,015,000	62,160

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
Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of June 30, 2016, we held mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third-party foreign debt with notional amounts of 500.0 million Japanese yen ($4.8 million) and 11.5 billion Korean won ($10.0 million), 3.9 million Canadian dollars ($3.0 million) and 16.0 million South African rand ($1.1 million) with related gains and losses being recorded as part of Other Income (Expense); in addition, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.9 billion Japanese yen and 9.0 million euros ($28.1 million and $10.0 million, respectively, as of June 30, 2016) to hedge forecasted foreign-currency-denominated intercompany transactions. At June 30, 2015, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 1.3 billion Japanese yen ($10.6 million as of June 30, 2015) and 15.0 million euros ($13.5 million as of June 30, 2015).  Because of our foreign exchange contracts at June 30, 2016, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen, the Korean won or the euro would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

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

We also use the Investor Relations portion of our website at ir.nuskin.com as a channel of distribution of additional Company information that may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website shall not be deemed to be incorporated herein by reference.

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

The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expenses for the six months ended June 30, 2016 and 2015 (U.S. dollars in thousands):

	Six Months Ended June 30,
	2016	2015

Revenue	$1,072,306	$1,103,541

Gross profit	$806,232	$888,223
Japan customs expense	31,355	—
Gross profit, excluding Japan customs expense	$837,587	$888,223

Gross profit as a % of revenue	75.2%	80.5%

Gross profit, excluding Japan customs expense, as a % of revenue	78.1%

The following is a reconciliation of  net income, as reported, to net income excluding Japan customs expenses and diluted earnings per share, as reported, to diluted earnings per share excluding Japan customs expenses for the six months ended June 30, 2016 and 2015 (U.S. dollars in thousands):

	Six Months Ended June 30,
	2016	2015

Net income	$48,029	$80,939
Japan customs expense	31,355	—
Tax effect of Japan customs expense	(11,257)	—
Net income, excluding Japan customs expense	$68,127	$80,939

Diluted earnings per share	$0.85	$1.35

Diluted earnings per share, excluding Japan customs expense	$1.21

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016. Except as discussed below, there have been no material developments concerning the matters discussed in those reports.

As previously disclosed, we are currently being sued in a purported class action lawsuit relating to negative media and regulatory scrutiny regarding our business in Mainland China and the associated decline in our stock price. Beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. In May 2014, the court consolidated the various purported class actions, appointed State-Boston Retirement System as lead plaintiff in the consolidated action and appointed the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action. In June 2014, a consolidated class action complaint was filed. In February 2015, the court denied our motion to dismiss the case. The consolidated class action complaint purports to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt. The consolidated class action complaint alleges that, inter alia, we made materially false and misleading statements regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities. On February 22, 2016, the parties entered into a Settlement Term Sheet (the "Agreement"). The terms of the Agreement provide for, among other things, the certification of a settlement class consisting of persons or entities that publicly traded our common stock during the period from May 4, 2011 through January 17, 2014 and a settlement payment by, or on behalf of, Nu Skin Enterprises, Inc. of $47 million.  In May 2016, the court issued preliminary approval of the settlement. In June 2016, our insurers fully funded the settlement payment in an escrow account. The settlement remains subject to final court approval and may be cancelled by us at our sole election in certain limited circumstances. A hearing for final court approval of the settlement is scheduled in October 2016 but could be delayed by circumstances beyond our control. Subsequent to final approval of the settlement by the court, the litigation will be dismissed, with prejudice.

In addition, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. In May 2014, the court issued an order consolidating the derivative actions, appointing plaintiffs Amos C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and appointing the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action. In July 2014, a consolidated derivative complaint was filed. The consolidated derivative complaint purports to assert claims on behalf of Nu Skin Enterprises, Inc. for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil H. Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises, Inc. The consolidated derivative complaint also purports to assert claims on behalf of Nu Skin Enterprises, Inc. for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund and Campbell. The consolidated derivative complaint alleges that, inter alia, the defendants allowed materially false and misleading statements to be made regarding their sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information. In July 2015, the court stayed the derivative action pending a final resolution in the class action lawsuit and denied the Company's motion to dismiss without prejudice to renewing the motion when the stay is lifted. The parties reached a settlement of the matter, and the court issued preliminary approval of the settlement agreement in July 2016. The settlement agreement requires us to implement certain corporate governance measures, and it requires us and/or our insurers to pay or cause to be paid to Plaintiffs' counsel attorneys' fees and expenses in the total amount of $1.3 million. We currently anticipate that our insurers will pay approximately $1.0 million of this amount. The settlement agreement remains subject to final approval by the court.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a negative material effect on our consolidated financial position, results of operations or liquidity.

Please refer to Notes 9, 13 and 14 to the consolidated financial statements contained in this report and to our recent SEC filings, including our Annual Report on Form 10-K for the 2015 fiscal year and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, for additional information regarding our legal proceedings.

ITEM 1A.  RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2015 fiscal year.

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

Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Complex global political and economic dynamics can affect exchange rate fluctuations. For example, significant foreign currency fluctuations occurred as a result of the June 2016 referendum in the United Kingdom, in which voters approved an exit from the European Union. It is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

Challenges to the form of our network marketing system could harm our business.

We may be subject to challenges by government regulators regarding the form of our network marketing system. Legal and regulatory requirements concerning the direct-selling industry generally do not include "bright line" rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change. We are aware of ongoing investigations and legal actions against other companies in the direct selling industry. An adverse ruling in these investigations or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example, in 2015, the FTC took aggressive actions against a multi-level marketing company, alleging an illegal business model and improper earnings claims. In 2016, the FTC entered into a settlement with another multi-level marketing company, requiring that company to modify its business model. This settlement is not judicial precedent or a new FTC rule, but if it ultimately leads to new industry standards or new rules, our business could be impacted and we may need to amend our distributor compensation plan.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 – 30, 2016	79,899	$38.73	79,899	$423.9
May 1 – 31, 2016	31,045	$38.53	31,045	$422.7
June 1 – 30, 2016	-		-	$422.7
Total	110,944		110,944

(1)	In October 2015, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500.0 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number Description

4.1	Indenture, dated as of June 16, 2016, by and between Nu Skin Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.75% Convertible Senior Notes Due 2020) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 21, 2016).
10.1	Second Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 24, 2016).
10.2	Investment Agreement, by and among Nu Skin Enterprises, Inc. and Ping An ZQ China Growth Opportunity Limited, dated as of June 14, 2016.
31.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by M. Truman Hunt, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Ritch N. Wood, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2016

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

--31-