Form 10-Q
period 2016-09-30
NU SKIN ENTERPRISES INC
filed 2016-11-04
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
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

As of October 31, 2016, 54,452,098 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 QUARTERLY REPORT ON FORM 10-Q – THIRD QUARTER 2016

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$516,994	$289,354
Current investments	15,603	14,371
Accounts receivable	35,985	35,464
Inventories, net	253,350	265,256
Prepaid expenses and other	160,537	101,947
	982,469	706,392

Property and equipment, net	451,571	454,537
Goodwill	114,954	112,446
Other intangible assets, net	65,408	67,009
Other assets	137,413	165,459
Total assets	$1,751,815	$1,505,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,490	$28,832
Accrued expenses	337,562	310,916
Current portion of long-term debt	73,328	67,849
	451,380	407,597

Long-term debt	356,298	181,745
Other liabilities	89,726	90,880
Total liabilities	897,404	680,222

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	431,563	419,921
Treasury stock, at cost – 34.8 million and 34.6 million shares, respectively	(1,047,975)	(1,017,063)
Accumulated other comprehensive loss	(68,523)	(71,269)
Retained earnings	1,539,255	1,493,941
	854,411	825,621
Total liabilities and stockholders' equity	$1,751,815	$1,505,843

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$604,162	$571,308	$1,676,468	$1,674,849
Cost of sales	125,863	152,755	391,937	368,073

Gross profit	478,299	418,553	1,284,531	1,306,776

Operating expenses:
Selling expenses	255,274	240,260	699,196	713,714
General and administrative expenses	140,651	135,752	415,014	410,074

Total operating expenses	395,925	376,012	1,114,210	1,123,788

Operating income	82,374	42,541	170,321	182,988
Other income (expense), net	(5,695)	(14,428)	(19,618)	(29,454)

Income before provision for income taxes	76,679	28,113	150,703	153,534
Provision for income taxes	19,807	11,846	45,802	56,328

Net income	$56,872	$16,267	$104,901	$97,206

Net income per share (Note 2):
Basic	$1.02	$0.28	$1.87	$1.66
Diluted	$0.98	$0.28	$1.85	$1.63

Weighted-average common shares outstanding (000s):
Basic	55,983	57,725	55,963	58,403
Diluted	57,852	58,663	56,586	59,565

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$56,872	$16,267	$104,901	$97,206

Other comprehensive income, net of tax:

Foreign currency translation adjustment, net of taxes of $(760) and $2,787 for the three months ended September 30, 2016 and 2015, respectively, and $(2,324) and $(3,036) for the nine months ended September 30, 2016 and 2015, respectively	2,463	(9,629)	4,413	(20,355)

Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $147 and $61 for the three months ended September 30, 2016 and 2015, respectively, and $1,722 and $(109) for the nine months ended September 30, 2016 and 2015, respectively	(266)	(110)	(3,126)	199

Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $(409) and $5 for the three months ended September 30, 2016 and 2015, respectively, and $(803) and $729 for the nine months ended September 30, 2016 and 2015, respectively	743	(10)	1,459	(1,323)

	2,940	(9,749)	2,746	(21,479)

Comprehensive income	$59,812	$6,518	$107,647	$75,727

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$104,901	$97,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,402	52,101
Japan customs expense	31,355	-
Foreign currency losses	14,749	24,953
Stock-based compensation	5,163	4,444
Deferred taxes	(5,718)	12,110
Changes in operating assets and liabilities:
Accounts receivable	671	(2,067)
Inventories, net	14,957	65,692
Prepaid expenses and other	(59,230)	(3,586)
Other assets	(3,842)	(18,387)
Accounts payable	10,927	2,252
Accrued expenses	19,635	15,455
Other liabilities	(1,540)	(8,209)

Net cash provided by operating activities	185,430	241,964

Cash flows from investing activities:
Purchases of property and equipment	(35,019)	(44,171)
Proceeds of investment sales	14,591	11,526
Purchases of investments	(17,024)	(11,526)
Acquisitions	(4,400)	-

Net cash used in investing activities	(41,852)	(44,171)

Cash flows from financing activities:
Exercises of employee stock options	6,295	(1,107)
Payments of cash dividends	(59,585)	(61,382)
Payments on debt financing	(50,452)	(31,954)
Proceeds from long-term debt	233,721	36,217
Payment of debt issuance costs	(6,596)	-
Income tax benefit of options exercised	4,186	4,731
Repurchases of shares of common stock	(41,693)	(104,058)

Net cash provided by (used in) financing activities	85,876	(157,553)

Effect of exchange rate changes on cash	(1,814)	(22,847)

Net increase in cash and cash equivalents	227,640	17,393

Cash and cash equivalents, beginning of period	289,354	288,415

Cash and cash equivalents, end of period	$516,994	$305,808

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of September 30, 2016, and for the three- and nine-month periods ended September 30, 2016 and 2015. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2015 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

2. NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2016 and 2015, stock options of 0.2 million and 1.6 million, respectively, and for the nine-month periods ended September 30, 2016 and 2015, stock options of 1.2 million and 1.6 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3. DIVIDENDS PER SHARE

In January, April and July 2016, the Company's board of directors declared a quarterly cash dividend of $0.355 per share.  These quarterly cash dividends of $19.8 million, $19.9 million and $19.9 million were paid on March 16, 2016, June 8, 2016 and September 14, 2016 to stockholders of record on February 26, 2016, May 27, 2016 and August 26, 2016.  In November 2016, the Company's board of directors declared a quarterly cash dividend of $0.355 per share to be paid on December 7, 2016 to stockholders of record on November 18, 2016.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4. DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into non-designated foreign currency derivatives, primarily comprised of foreign currency forward contracts, for which hedge accounting does not apply. The changes in the fair market value of these non-designated derivatives are included in other income/expense in the Company's consolidated statements of income. The Company uses non-designated foreign currency derivatives to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign-currency fluctuations. The fair value of the non-designated foreign currency derivatives is based on third-party quotes.

As of September 30, 2016, the Company held non-designated derivative contracts with notional amounts of 300 million Japanese yen and 11.5 billion South Korean won ($3.0 million and $10.4 million, respectively) and 500 million Japanese yen ($4.2 million) as of September 30, 2015. The fair values of these non-designated derivative contracts were $0.9 million and none as of September 30, 2016 and 2015, respectively. The contracts held at September 30, 2016 have maturities through March 2017, and accordingly, all gains and losses on non-designated derivative contracts will be recognized in current earnings over the next 6 months.

The following table summarizes gains (losses) related to derivative instruments not designated as hedging instruments during the three- and nine-month periods ended September 30, 2016 and 2015 (U.S. dollars in thousands):

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015

Foreign currency contracts	Other income (expense)	$ (765)	$ 2	$ (1,243)	$ 2

The Company designates as cash-flow hedges those foreign currency forward contracts it enters to hedge forecasted intercompany transactions that are subject to foreign currency exposures. Changes in the fair value of these forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity (deficit), and are recognized in the consolidated statement of income during the period which approximates the time the hedged transaction is settled.

As of September 30, 2016, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 2.3 billion Japanese yen and 6.0 million euros ($22.7 million and $6.7 million, respectively), and 1.5 billion Japanese yen and 15.0 million euros ($12.5 million and $16.8 million, respectively) as of September 30, 2015 to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were $2.1 million and $0.1 million as of September 30, 2016 and 2015, respectively.  The contracts held at September 30, 2016 have maturities through June 2017, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 9 months.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the three- and nine-month periods ended September 30, 2016 and 2015 (U.S. dollars in thousands):

Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives designated as hedging instruments:	2016	2015	2016	2015

Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$ (266)	$ (110)	$ (3,126)	$ 199

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three- and nine-month periods ended September 30, 2016 and 2015 (U.S. dollars in thousands):

Derivatives designated as hedging instruments:	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015

Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$(300)	$(50)	$(609)	$1,091
Foreign currency forward contracts related to intercompany selling expense hedges	Selling expenses	$(443)	$60	$(850)	$232

As of September 30, 2016 and December 31, 2015, there were $(1.4) million and $0.3 million, respectively, of unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $67.1 million and $71.6 million as of September 30, 2016 and December 31, 2015, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.  The Company assesses hedge effectiveness at least quarterly.  During the three and nine months ended September 30, 2016 and 2015, all hedges were determined to be effective.

The Company reports its derivatives at fair value as either other current assets or accrued expenses within its consolidated balance sheet. See Note 13 Fair Value.

5. REPURCHASES OF COMMON STOCK

During the three-month periods ended September 30, 2016 and 2015, the Company repurchased 0.3 million and 0.6 million shares of its Class A common stock under its open market stock repurchase plans for $17.4 million and $28.2 million, respectively. During the nine-month periods ended September 30, 2016 and 2015, the Company repurchased 1.0 million and 2.1 million shares of its Class A common stock under its open market repurchase plans for $41.7 million and $104.1 million, respectively.  As of September 30, 2016, $405.3 million was available for repurchases under the Company's open market stock repurchase plan.

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

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2016	2015	2016	2015

Greater China	$216,460	$188,669	$611,887	$576,172
North Asia	208,677	167,748	525,771	512,757
South Asia/Pacific	70,867	108,857	226,742	247,697
Americas	71,250	70,775	204,882	234,115
EMEA	36,908	35,259	107,186	104,108
Totals	$604,162	$571,308	$1,676,468	$1,674,849

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2016	2015	2016	2015

Nu Skin	$343,131	$324,115	$998,386	$1,018,317
Pharmanex	259,896	245,569	674,624	652,345
Other	1,135	1,624	3,458	4,187
Totals	$604,162	$571,308	$1,676,468	$1,674,849

Additional information as to the Company's operations in its most significant geographic areas is set forth below (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2016	2015	2016	2015

Mainland China	$168,320	$138,050	$471,319	$421,498
South Korea	136,188	104,012	315,342	321,812
Japan	72,489	63,736	210,429	190,945
United States	51,714	52,720	148,975	170,288

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Long-lived assets:	September 30, 2016	December 31, 2015

Mainland China	$101,482	$110,839
South Korea	46,960	48,702
Japan	13,910	13,587
United States	278,994	271,057

7. INVENTORY

Inventories consist of the following (U.S. dollars in thousands):

	September 30, 2016	December 31, 2015

Raw materials	$118,313	$114,193
Finished goods	135,037	151,063
	$253,350	$265,256

8. DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with ASC 740 Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.  As of September 30, 2016 and December 31, 2015, the Company had net deferred tax assets of $27.8 million and $24.2 million, respectively.

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

10. COMMITMENTS AND CONTINGENCIES

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

11. DEBT

On October 9, 2014, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities, and as of September 30, 2016 and December 31, 2015, the Company had an outstanding balance of $47.5 million on the revolving credit facility. Any additional amounts drawn under the revolving credit facility will bear interest at rates that will be determined in accordance with the Credit Agreement. The Credit Agreement requires that the Company maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company believes these covenants provide it with greater flexibility to pay dividends and repurchase stock. The Company is in compliance with its debt covenants.

The following table summarizes the Company's debt facilities as of December 31, 2015 and September 30, 2016:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2015	Balance as of September 30, 2016(1)(2)	Interest Rate	Repayment terms

Credit Agreement term loan facility:
U.S. dollar denominated:	$127.5 million	$118.7 million	$111.6 million	Variable 30 day: 3.2744%	One half of the principal amount payable in increasing quarterly installments over a five-year period that began on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	6.1 billion yen ($51.1 million as of December 31, 2015)	5.8 billion yen ($56.9 million as of September 30, 2016)	Variable 30 day: 2.75%	One half of the principal amount payable in increasing quarterly installments over a five-year period that began on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:
		$47.5 million	$47.5 million	Variable 30 day: 3.2744%	Revolving line of credit expires October 2019.

Korea subsidiary loan:
	$20.0 million	$20.0 million	$10.0 million	1.12%	Remaining balance payable on March 16, 2018.

Japan subsidiary loan:
	2.0 billion yen	2.0 billion yen ($16.6 million as of December 31, 2015)	1.3 billion yen ($13.2 million as of September 30, 2016)	0.66%	Payable in semi-annual installments over three years that began on January 31, 2016.

Convertible note(3)
	$210.0 million	-	$210.0 million	4.75%	Principal amount payable on June 15, 2020.

(1)
As of September 30, 2016, the current portion of the Company's debt (i.e., becoming due in the next 12 months) included $60.3 million of the balance of its U.S. dollar-denominated debt under the Credit Agreement term loan facility, $6.5 million of the balance of its Japanese yen-denominated debt under the Credit Agreement term loan facility and $6.5 million of the Japan subsidiary loan. The Company has classified the amount borrowed under the Credit Agreement revolving credit facility as short term because it is the Company's intention to use this line of credit to borrow and pay back funds over short periods of time.

(2)
The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $3.4 million on the Credit Agreement and $16.1 million on the convertible debt, which is not reflected in this table.

(3)           See Note 12 for more information regarding the convertible note.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12. CONVERTIBLE NOTE

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

Of the $210.0 million in proceeds received from the issuance of the Convertible Notes, $199.1 million was allocated to long-term debt (the "Liability Component") and $10.9 million was allocated to additional paid-in-capital (the "Equity Component") within the Company's consolidated balance sheet. The Liability Component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The amount allocated to the Equity Component, which represents the conversion option, was calculated by deducting the fair value of the Liability Component from the par value of the Convertible Notes. The Company determined that the conversion option does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company's own stock and would be classified in stockholders' equity if freestanding. The Equity Component will not be remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Liability Component over its carrying amount (the "Debt Discount") will be amortized to interest expense over the term of the Convertible Notes. As a result, the Liability Component will be accreted up to the Convertible Notes' $210.0 million face value, resulting in additional non-cash interest expense being recognized within the Company's consolidated statement of income. The effective interest rate on the Convertible Notes is approximately 7.1% per annum.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The net carrying amount of the Liability Component is as follows (in thousands):

September 30, 2016

Principal	$210,000
Unamortized debt discount (conversion option)	(10,231)
Total long-term debt, net	199,769
Unamortized debt discount (issuance costs)	(5,854)
Net carrying amount	$193,915

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
During the quarter ended September 30, 2016, the Company recognized $3.4 million in non-cash interest expense related to the Convertible Notes, which included $2.5 million of contractual interest and $0.9 million in amortization of debt issuance costs and in amortization of the Debt Discount.
13. FAIR VALUE

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at September 30, 2016
	Level 1	Level 2		Level 3		Total

Financial assets (liabilities):
Cash equivalents and current investments	$57,616	$	−	$	−	$57,616
Forward contracts	−		(3,044)		−	(3,044)
Life insurance contracts	−		−		31,033	31,033
Total	$57,616		$(3,044)		$31,033	$85,605

	Fair Value at December 31, 2015
	Level 1	Level 2		Level 3		Total

Financial assets (liabilities):
Cash equivalents and current investments	$47,121	$	−	$	−	$47,121
Forward contracts	−		485		−	485
Life insurance contracts	−		−		27,292	27,292
Total	$47,121		$485		$27,292	$74,898

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts

Beginning balance at January 1, 2016	$27,292
Actual return on plan assets:
Relating to assets still held at the reporting date	1,914
Purchases and issuances	2,029
Sales and settlements	(202)
Transfers into Level 3	-
Ending balance at September 30, 2016	$31,033

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

14. ACCOUNTING PRONOUNCEMENTS

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU was effective for annual periods, and interim periods within those years, beginning after December 15, 2015. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs associated with Line-of-Credit Arrangements, was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance was effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments. The objective of this update is to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for interim and annual fiscal periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

15. COST OF SALES

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

16. CLASS ACTION SETTLEMENT

In February 2016, the Company entered into a Settlement Term Sheet (the "Agreement") in potential settlement of the previously reported putative securities class action consolidated lawsuit. The litigation was brought against the Company and certain of the Company's officers (collectively, the "Defendants") on behalf of a class consisting of persons or entities that publicly traded the Company's common stock during the period from May 4, 2011 through January 17, 2014 and were allegedly damaged thereby. In May 2016, the court issued preliminary approval of the settlement. In October 2016, the court gave its final approval of the settlement and dismissed the consolidated class action complaint in its entirety, with prejudice.

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

17. ACQUISITION

In the first quarter of 2016, the Company purchased 70% of Vertical Eden, LLC, an early-stage company in the warehouse growing market, based in Alpine, Utah, for $3.3 million in cash and contingent consideration valued at $1.5 million. The purchase of Vertical Eden includes specialized technology in remote programming and management of the entire crop growing cycle.  As a result of this acquisition, the Company recorded approximately $4.4 million of intangible assets which are being amortized over the useful lives of 3 to 7 years. The Company has also recorded $2.5 million of goodwill. Due to the insignificance of the transaction to the Company's consolidated financial statements, the Company has not separately presented the $2.1 million non-controlling interest related to this acquisition, but has included it in additional paid-in capital and has included the net income (loss) attributable to the non-controlling interest in other income (expense).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations, and other financial items; statements of management's expectations and beliefs regarding our markets; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits or investigations; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein.  For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 and in subsequent Quarterly Reports on Form 10-Q (our "Periodic Reports"), as well as our Current Reports on Form 8-K.

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis included in our Periodic Reports, and our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report.

Overview

Revenue for the three-month period ended September 30, 2016 increased 6% to $604.2 million, compared to the prior-year period, and revenue for the nine-month period ended September 30, 2016 remained level at $1.7 billion, compared to the prior-year period. Foreign-currency fluctuations positively impacted revenue 1% in the three-month period on a year-over-year basis and negatively impacted revenue 2% in the nine-month period on a year-over-year basis. Revenue growth in the third quarter reflects growth in all of our regions except for South Asia/Pacific, which had a difficult comparison due to a limited-time offer in the prior year that generated approximately $47 million in sales. Revenue in the third quarter of 2016 was positively impacted by a limited-time offer in South Korea, which generated approximately $49 million in revenue. Sales Leaders and Actives for the quarter were up 3% and 1%, compared to the prior-year quarter.

Earnings per share for the third quarter of 2016 were $0.98, compared to $0.28 in the prior-year period. This increase primarily reflects the increase in revenue, a tax benefit from the substantial liquidation of our business operations in Venezuela during the quarter, and two charges incurred in the third quarter of 2015: a charge of $37.9 million for the write-down of inventory in Greater China and $11.1 million in foreign currency translation expenses. For more information on these items, see "Americas," "Gross profit," "Other income (expense), net," and "Provision for income taxes," below.

Earnings per share for the first nine months of 2016 were $1.85, compared to $1.63 for the first nine months of 2015.The year-over-year increase in earnings per share for the nine-month period reflects a non-cash expense of $31.4 million in the first quarter of 2016 associated with the Japan customs ruling that is discussed in Note 15 to the consolidated financial statements contained in this report, the 2015 inventory write-down of $37.9 million that is noted above, and lower weighted-average shares outstanding in 2016.

Revenue

Greater China.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2016 and 2015 for the Greater China region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change

Mainland China	$168.3	$138.1	22%	$471.3	$421.5	12%
Taiwan/Hong Kong	48.2	50.6	(5%)	140.6	154.7	(9%)
Greater China total	$216.5	$188.7	15%	$611.9	$576.2	6%

Foreign-currency fluctuations negatively impacted revenue 5% in this region for both the three- and nine-month periods ended September 30, 2016, compared to the prior-year periods. Both Sales Leaders and Actives in the region increased 22%, compared to the prior-year quarter.  Sales Leaders and Actives in Mainland China increased 33% and 43%, respectively, compared to the prior-year quarter. Sales Leaders and Actives in Taiwan were down 6% and 9%, respectively, and in Hong Kong they were down 20% and 13%, respectively, compared to the prior-year quarter. Although we believe our Sales Leader and Active numbers in Taiwan and Hong Kong have generally stabilized, these numbers reflect continued softness that we have seen for the last several quarters in these markets.

The year-over-year revenue increase is largely attributable to our retention of Sales Leaders and Actives from the second quarter of 2016, when Sales Leaders and Actives in the region increased due to a limited-time offer of our ageLOC Me personalized skin care system. On a sequential basis, Sales Leaders decreased only 3% and Actives were even, compared to the second quarter of 2016.  For the nine-month period, the year-over-year revenue increase reflects this positive result in the third quarter as well as the limited-time offer in the second quarter.

In October 2016, we launched an air purifier product in Mainland China, and we currently plan to make ageLOC Me generally available for purchase in this region during the first quarter of 2017.

North Asia.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2016 and 2015 for the North Asia region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change

South Korea	$136.2	$104.0	31%	$315.4	$321.8	(2%)
Japan	72.5	63.7	14%	210.4	191.0	10%
North Asia total	$208.7	$167.7	24%	$525.8	$512.8	3%

Revenue in the region for the three- and nine-month periods ended September 30, 2016 was positively impacted approximately 10% and 3%, respectively, by foreign-currency fluctuations, compared to the prior-year periods.

Year-over-year revenue growth of 31% in South Korea during the third quarter primarily reflects approximately $49 million of revenue generated by a limited-time offer of a local variation of our ageLOC Youth nutritional supplement during the third quarter of 2016. Foreign-currency fluctuations positively impacted revenue 5% for the quarter, compared to the prior-year quarter. Our Sales Leaders and Actives in South Korea increased 9% and decreased 10%, respectively, compared to the prior-year quarter. We believe the decrease in Actives may be an indication of a slow sponsoring environment in the market, which may negatively impact our ability to hold the new growth in Sales Leaders. We have planned initiatives in the fourth quarter, including pricing discounts on ageLOC Me for consumers who sign up on a subscription, to increase our consumers. For the nine-month period ended September 30, 2016, reported revenue declined 2%, reflecting a negative foreign-currency impact of 2%.

In Japan, year-over-year reported revenue growth of 14% and 10% for the three- and nine-month periods ended September 30, 2016, respectively, reflects a positive impact of 18% and 12%, respectively, from the strengthening of the Japanese yen against the U.S. dollar, compared to the prior-year periods. Sales Leaders and Actives in Japan decreased 5% and 11%, respectively, compared to the prior-year quarter. The declines in local-currency revenue, Sales Leaders and Actives reflect the challenging regulatory environment and continued softness in this market.

We currently plan to make ageLOC Youth generally available for purchase in both South Korea and Japan during the fourth quarter of 2016. We anticipate difficult year-over-year comparisons in the North Asia region in the fourth quarter of 2016, as limited-time offers in the fourth quarter of 2015 generated approximately $27 million in sales in the region. We do not plan to conduct a limited-time offer in this region in the fourth quarter of 2016.

South Asia/Pacific.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2016 and 2015 for the South Asia/Pacific region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change

South Asia/Pacific	$70.9	$108.9	(35%)	$226.7	$247.7	(8%)

Year-over-year revenue for the three- and nine-month periods ended September 30, 2016 in the South Asia/Pacific region declined 35% and 8%, respectively. Sales Leaders and Actives in the region decreased 27% and 3%, compared to the prior-year quarter. The declines in revenue, Sales Leaders and Actives primarily reflect difficult comparisons to the prior year due to a limited-time offer of ageLOC Youth in the third quarter of 2015, which generated approximately $47 million in sales in the region. Foreign-currency fluctuations positively impacted revenue 1% in the third quarter of 2016 and negatively impacted revenue 3% in the first nine months of 2016, compared to the prior-year periods. On a sequential basis, Sales Leaders decreased slightly and Actives increased slightly, compared to the second quarter of 2016.

Americas.  The following table sets forth revenue for the three- and nine-month periods ended September 30, 2016 and 2015 for the Americas region and its principal markets (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change

United States/Canada	$63.3	$61.9	2%	$181.1	$199.1	(9%)
Latin America	8.0	8.9	(10%)	23.8	35.0	(32%)
Americas total	$71.3	$70.8	1%	$204.9	$234.1	(12%)

Revenue in the Americas region for the three- and nine-month periods ended September 30, 2016 was negatively impacted 3% and 4%, respectively, by foreign-currency fluctuations, compared to the prior-year periods. Sales Leaders and Actives in the Americas region decreased 16% and 4%, respectively, compared to the prior-year quarter. For both the three- and nine-month periods, revenue growth in Canada was offset by declines in the United States and parts of Latin America. The United States continued to be soft, with revenue declines of 2% and 13% for the three- and nine-month periods ended September 30, 2016, compared to the prior-year periods. On a sequential basis, Sales Leaders and Actives in the region increased slightly, compared to the second quarter of 2016.

During the third quarter of 2016, we ceased business operations in Venezuela. We anticipate difficult year-over-year comparisons in the Americas region in the fourth quarter of 2016, as a limited-time offer in the fourth quarter of 2015 generated approximately $21 million in sales in the region.

EMEA. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2016 and 2015 for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change

EMEA	$36.9	$35.3	5%	$107.2	$104.1	3%

For the three- and nine-month periods ended September 30, 2016, foreign-currency fluctuations had no impact and a negative 1% impact, respectively, on revenue in the EMEA region, compared to the prior-year periods. Sales Leaders in the region remained even and Actives increased by 10%, compared to the prior-year quarter. Revenue and Active growth in the region reflects the continued success of Sales Leader social media initiatives in certain markets.

Gross profit

Gross profit as a percentage of revenue was 79.2% and 76.6% for the three- and nine-month periods ended September 30, 2016 and 73.3% and 78.0% for the three- and nine-month periods ended September 30, 2015. The year-over-year increase in the third quarter primarily reflects a $37.9 million write-down of inventory in Greater China in the third quarter of 2015. The year-over-year comparison for the nine-month periods reflects this inventory write-down in the third quarter of 2015 as well as the non-cash Japan customs expense of $31.4 million in the first quarter of 2016 that is discussed in Note 15 to the consolidated financial statements contained in this report.

Selling expenses

Selling expenses as a percentage of revenue increased to 42.3% for the three-month period ended September 30, 2016 from 42.1% for the same period in 2015. Selling expenses as a percentage of revenue decreased to 41.7% for the nine-month period ended September 30, 2016 from 42.6% for the same period in 2015.

General and administrative expenses

General and administrative expenses increased to $140.7 million in the third quarter of 2016 and $415.0 million in the first nine months of 2016, compared to $135.8 million and $410.1 million in the respective prior-year periods. The increase in the third quarter of 2016 primarily reflects increased labor expenses due to the achievement of cash incentive targets in the quarter. As a percentage of revenue, general and administrative expenses decreased to 23.3% and increased to 24.8% for the three- and nine-month periods ended September 30, 2016 from 23.8% and 24.5% for the same periods in 2015.

Other income (expense), net

Other income (expense), net for the three- and nine-month periods ended September 30, 2016 was $5.7 million of expense and $19.6 million of expense, respectively, compared to $14.4 million of expense and $29.5 million of expense for the same periods in 2015. The decrease in expense for the third quarter reflects a decrease in foreign currency translation expenses from $11.1 million in the third quarter of 2015 to $1.2 million in the third quarter of 2016.  This decrease was partially offset by a $3.9 million increase in interest expense primarily due to the convertible debt that we issued in the second quarter of 2016. The comparison of the nine-month periods additionally reflects a $10.2 million foreign currency charge related to the devaluation of the Venezuelan currency in the first quarter of 2015 and $11.1 million in foreign currency translation expenses in the second quarter of 2016. The foreign currency translation expenses incurred in the second and third quarters of 2016 were primarily driven by translation expenses resulting from the strengthening of the Japanese yen against the U.S. dollar and its impact on our Japanese yen-denominated debt and liabilities.

Provision for income taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2016 was $19.8 million and $45.8 million, compared to $11.8 million and $56.3 million for the same periods in 2015. The effective tax rate was 25.8% and 30.4%, respectively, of pre-tax income during the three- and nine-month periods ended September 30, 2016, compared to 42.1% and 36.7% in the same prior-year periods. The decrease in the effective tax rate is a result of the substantial liquidation of our business operations in Venezuela, which resulted in the recognition of a previously unrecognized deferred tax asset. The year-over-year comparisons also reflect an increased tax rate in the third quarter of 2015, which was due largely to lower-than-anticipated profits in Greater China caused by the inventory charge we incurred in that quarter. The lower-than-anticipated profits prevented us from recognizing a deferred tax asset associated with Greater China.

Net income

As a result of the foregoing factors, net income for the third quarter of 2016 was $56.9 million compared to $16.3 million for the third quarter of 2015. Net income for the first nine months of 2016 was $104.9 million, compared to $97.2 million for the first nine months of 2015.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt in order to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $185.4 million in cash from operations during the first nine months of 2016, compared to $242.0 million in cash generated from operations during the prior-year period. This decrease in cash generated from operations during the first nine months of 2016 reflects payments made during the first quarter of 2016, primarily (1) the payment of a significant amount of items that were accrued as of the end of 2015, particularly commissions based on limited-time offers during December 2015; and (2) payments to build up inventory for planned product launches in 2016. In the third quarter of 2016, we generated $49.6 million in cash from operations.

As of September 30, 2016, working capital was $531.1 million, compared to $298.8 million as of December 31, 2015. Cash and cash equivalents, including current investments, as of September 30, 2016 and December 31, 2015 were $532.6 million and $303.7 million, respectively.

Capital expenditures in the first nine months of 2016 were $35.0 million, and we anticipate additional capital expenditures of approximately $20 million for the remainder of 2016. Our 2016 capital expenditures are primarily related to:

• the expansion and upgrade of facilities in our various markets; and

•	purchases and expenditures for computer systems and equipment, software, and application development.

On June 16, 2016, we issued $210.0 million principal amount of convertible 4.75% senior notes, due 2020 (the "Convertible Notes") to Ping An ZQ China Growth Opportunity Limited ("Ping An ZQ") at face value. Net proceeds on the issuance of the Convertible Notes were $203 million.  We are using the proceeds primarily for repurchasing common stock throughout the remainder of the year. The Convertible Notes are senior unsecured obligations of the Company and rank equal in right of payment to all senior unsecured indebtedness of the Company. Interest on the Convertible Notes is payable semiannually in cash on June 15 and December 15, and the Convertible Notes mature on June 15, 2020, subject to earlier conversion. Although the stated interest rate on the Convertible Notes is 4.75%, interest on this debt is expensed on our income statement at a rate of approximately 7.1%, reflecting the amortization of a debt discount resulting from approximately $6.3 million in issuance costs and approximately $10.9 million of the principal amount that is allocated to equity due to the conversion option. Beginning December 16, 2016, the Convertible Notes will be convertible at the holder's discretion at a conversion rate of 21.5054 per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of $46.50 per share), in each case subject to customary anti-dilution adjustments. As of November 1, 2016, the conversion price remained at $46.50 per share. Upon conversion, we intend to settle the Convertible Notes in cash with respect to the principal amount of Convertible Notes converted and any accrued and unpaid interest to such date, and in shares of our common stock with respect to any additional amounts.

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

Our Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent, provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years ending in October 2019. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of September 30, 2016, we had debt pursuant to the Credit Agreement of $216.0 million. See Notes 11 and 12 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement, Convertible Notes and other debt.

Our board of directors has approved a stock repurchase plan authorizing us to repurchase up to $500 million of our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for strategic initiatives and to offset dilution from our equity incentive plans and from conversion of the Convertible Notes. During the first nine months of 2016, we repurchased 1.0 million shares of Class A common stock under this plan for $41.7 million.  As of September 30, 2016, $405.3 million was available for repurchases under the stock repurchase plan.

In January, April and July 2016, our board of directors declared a quarterly cash dividend of $0.355 per share. These quarterly cash dividends of $19.8 million, $19.9 million and $19.9 million were paid on March 16, 2016, June 8, 2016 and September 14, 2016 to stockholders of record on February 26, 2016, May 27, 2016 and August 26, 2016. In November 2016, our board of directors declared a quarterly cash dividend of $0.355 per share to be paid on December 7, 2016 to stockholders of record on November 18, 2016. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of September 30, 2016 and December 31, 2015, we held $532.6 million and $303.7 million, respectively, in cash and cash equivalents, including current investments. These amounts include $282.4 million and $241.4 million, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain countries as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends and intercompany charges for products, use of intangible property, and corporate services. Some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of September 30, 2016, we had $91.3 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Except for partial indefinite reinvestment in two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Contingent Liabilities

Please refer to Note 10 to the consolidated financial statements contained in this report for information regarding our contingent liabilities.

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended September 30, 2016.

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

	As of September 30, 2016		As of September 30, 2015
Region:	Actives	Sales Leaders	Actives	Sales Leaders

Greater China	257,000	30,617	211,000	25,044
North Asia	334,000	18,688	374,000	18,038
South Asia/Pacific	116,000	7,213	120,000	9,925
Americas	171,000	6,660	178,000	7,962
EMEA	121,000	4,104	110,000	4,120
Total	999,000	67,282	993,000	65,089

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

Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of September 30, 2016, we held non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third-party foreign debt with notional amounts of 300 million Japanese yen and 11.5 billion South Korean won ($3.0 million and $10.4 million, respectively) and 500 million Japanese yen ($4.2 million) as of September 30, 2015. Gains and losses related to non-designated derivative contracts are recorded as part of Other Income (Expense). In addition, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.3 billion Japanese yen and 6.0 million euros ($22.7 million and $6.7 million, respectively) as of September 30, 2016, and 1.5 billion Japanese yen and 15.0 million euros ($12.5 million and 16.8 million, respectively) as of September 30, 2015 to hedge forecasted foreign-currency-denominated intercompany transactions. Because of our foreign exchange contracts at September 30, 2016, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen, the South Korean won or the euro would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent Quarterly Reports on Form 10-Q. Except as discussed below, there have been no material developments concerning the matters discussed in those reports.

As previously disclosed, we were sued in a purported class action lawsuit relating to negative media and regulatory scrutiny regarding our business in Mainland China and the associated decline in our stock price. Beginning in January 2014, six purported class action complaints were filed in the United States District Court for the District of Utah. In May 2014, the court consolidated the various purported class actions, appointed State-Boston Retirement System as lead plaintiff in the consolidated action and appointed the law firm Labaton Sucharow as lead counsel for the purported class in the consolidated action. In June 2014, a consolidated class action complaint was filed. In February 2015, the court denied our motion to dismiss the case. The consolidated class action complaint purported to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Nu Skin Enterprises, Ritch N. Wood, and M. Truman Hunt and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Wood and Hunt. The consolidated class action complaint alleged that, inter alia, we made materially false and misleading statements regarding our sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities. On February 22, 2016, the parties entered into a Settlement Term Sheet (the "Agreement"). The terms of the Agreement provide for, among other things, the certification of a settlement class consisting of persons or entities that publicly traded our common stock during the period from May 4, 2011 through January 17, 2014 and a settlement payment by, or on behalf of, Nu Skin Enterprises, Inc. of $47 million.  In May 2016, the court issued preliminary approval of the settlement. In June 2016, our insurers fully funded the settlement payment in an escrow account. In October 2016, the court gave its final approval of the settlement and dismissed the consolidated class action complaint in its entirety, with prejudice.

In addition, beginning in February 2014, five purported shareholder derivative complaints were filed in the United States District Court for the District of Utah. In May 2014, the court issued an order consolidating the derivative actions, appointing plaintiffs Amos C. Acoff and Analisa Suderov as co-lead plaintiffs in the consolidated action, and appointing the law firms Bernstein Litowitz Berger & Grossmann LLP and The Weiser Law Firm, P.C. as co-lead counsel for the plaintiffs in the consolidated action. In July 2014, a consolidated derivative complaint was filed. The consolidated derivative complaint purported to assert claims on behalf of Nu Skin Enterprises, Inc. for, inter alia, breach of fiduciary duties for disseminating false and misleading information, failing to maintain adequate internal controls, unjust enrichment, abuse of control, and gross mismanagement against M. Truman Hunt, Ritch N. Wood, Steven J. Lund, Nevin N. Andersen, Neil H. Offen, Daniel W. Campbell, Andrew W. Lipman, Patricia A. Negrón, Thomas R. Pisano, and nominally against Nu Skin Enterprises, Inc. The consolidated derivative complaint also purported to assert claims on behalf of Nu Skin Enterprises, Inc. for breach of fiduciary duty for insider selling and misappropriation of information against Messrs. Wood, Lund and Campbell. The consolidated derivative complaint alleged that, inter alia, the defendants allowed materially false and misleading statements to be made regarding their sales operations in and financial results derived from Mainland China, including purportedly operating a pyramid scheme based on illegal multi-level marketing activities, and that certain defendants sold common stock on the basis of material, adverse non-public information. In July 2015, the court stayed the derivative action pending a final resolution in the class action lawsuit and denied the Company's motion to dismiss without prejudice to renewing the motion when the stay is lifted. The parties reached a settlement of the matter, and the court issued preliminary approval of the settlement agreement in July 2016. In October 2016, the court gave its final approval of the settlement and dismissed the consolidated derivative complaint in its entirety, with prejudice. The settlement agreement requires us to implement certain corporate governance measures, and it requires us and/or our insurers to pay or cause to be paid to Plaintiffs' counsel attorneys' fees and expenses in the total amount of $1.3 million. Our insurers have paid $1.0 million of this amount.

In September 2016, we announced a settlement with the U.S. Securities and Exchange Commission (the "SEC"), which fully resolves our previously disclosed SEC investigation in its entirety. Pursuant to the settlement, the SEC found that our books and records and internal controls related to a charitable contribution in China in 2013 were insufficient, and we agreed to pay $765,688 to the SEC. In agreeing to the settlement, we neither admitted nor denied the SEC's findings. The entire settlement amount was paid in September.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a negative material effect on our consolidated financial position, results of operations or liquidity.

Please refer to Notes 10, 15 and 16 to the consolidated financial statements contained in this report and to our recent SEC filings, including our Annual Report on Form 10-K for the 2015 fiscal year and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, for additional information regarding our legal proceedings.

ITEM 1A.  RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent Quarterly Reports on Form 10-Q.

Non-compliance with anti-corruption laws could harm our business.

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). Allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines and other penalties from U.S. or other regulatory entities, who have recently brought a number of enforcement actions against companies with extensive international operations. For example, in 2014, one of our competitors entered into a large settlement with U.S. regulators related to allegations that its employees violated the FCPA in Mainland China and other markets. Additionally, in September 2016, we reached a resolution with the U.S. Securities and Exchange Commission (the "SEC"), in which the SEC found that our books and records and internal controls related to a charitable contribution in China in 2013 were insufficient, and we agreed to pay $765,688 to the SEC. In agreeing to this settlement, we neither admitted nor denied the SEC's findings. Although we have implemented additional anti-corruption policies, controls and training globally to prevent similar situations from arising in the future, we cannot be certain that these efforts will be effective. As a result, we may face fines or penalties in the future under the FCPA or other anti-corruption laws.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 – 31, 2016	-	N/A	-	$ 422.7
August 1 – 31, 2016	-	N/A	-	$ 422.7
September 1 – 30, 2016	274,269	$ 63.43	274,269	$ 405.3
Total	274,269		274,269

(1)
In October 2015, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500.0 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

On November 1, 2016, our Board of Directors approved a new form of indemnification agreement (the "Indemnification Agreement") to be entered into by our directors and executive officers. Under these Indemnification Agreements, which will replace in their entirety our existing indemnification agreements with our directors and executive officers, these individuals will be indemnified for certain liabilities and will be advanced certain expenses that have been incurred as a result of actions to which they were, are, or are threatened to be made a party, or actions otherwise involving them, in connection with their service to the Company. The Indemnification Agreements also include related provisions outlining the procedures for obtaining such benefits, and they generally require us to obtain and maintain director and officer liability insurance.

The foregoing description of the Indemnification Agreements is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is filed as Exhibit 10.1 hereto.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number Description

10.1	Form of Indemnification Agreement between the Company and its executive officers and directors.
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

November 3, 2016

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)