Form 10-K
period 2016-12-30
NU SKIN ENTERPRISES INC
filed 2017-02-27
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No ☑

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2016, the last business day of the Registrant's second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.51 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant's outstanding voting stock other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G, have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the Registrant.

As of January 31, 2017, 52,569,172 shares of the Registrant's Class A common stock, $.001 par value per share, and no shares of the Registrant's Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.  The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end.

-i-

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 1. BUSINESS" AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT REPRESENT OUR CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT'S EXPECTATIONS REGARDING OUR PERFORMANCE, INITIATIVES, STRATEGIES, PRODUCTS, PRODUCT INTRODUCTIONS AND OFFERINGS, FUTURE MANAGEMENT, GROWTH, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE SALES, EXPENSES, OPERATING RESULTS, TAXES AND DUTIES, CAPITAL EXPENDITURES, SOURCES AND USES OF CASH, FOREIGN CURRENCY FLUCTUATIONS OR DEVALUATIONS, AND OTHER FINANCIAL ITEMS; STATEMENTS OF MANAGEMENT'S EXPECTATIONS AND BELIEFS REGARDING OUR MARKETS; STATEMENTS REGARDING THE PAYMENT OF FUTURE DIVIDENDS AND STOCK REPURCHASES; STATEMENTS REGARDING THE OUTCOME OF LITIGATION AND OTHER LEGAL MATTERS; ACCOUNTING ESTIMATES AND ASSUMPTIONS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "BELIEVE," "EXPECT," "PROJECT," "ANTICIPATE," "ESTIMATE," "COMMIT," "INTEND," "PLAN," "TARGETS," "LIKELY," "WILL," "WOULD," "COULD," "MAY," "MIGHT," THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF THESE RISKS, SEE "ITEM 1A – RISK FACTORS."

In this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I
ITEM 1.  BUSINESS

Founded more than 30 years ago, Nu Skin Enterprises, Inc. develops and distributes innovative consumer products, offering a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2016, our revenue of $2.2 billion was primarily generated by our two category brands: our beauty and personal care category brand known as Nu Skin and our nutritional products category brand, Pharmanex. We have also leveraged our scientific expertise in the area of anti-aging to develop our ageLOC brand that features innovative products in both of these categories. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products.

About 90% of our revenue came from outside of the United States in 2016, with approximately 28% of our revenue coming from Mainland China, our largest revenue market. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign currency fluctuations. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

Our operations are subject to various laws and regulations globally, particularly with respect to our product categories and our distribution channel.  See "Risk Factors" for a more detailed description of the risks associated with our business.

PRODUCTS

We offer a branded, differentiated product platform. We believe our innovative approach to product development and distribution provides us with a competitive advantage in anti-aging and direct selling. We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex category brands, respectively. Over the last several years, we have introduced new Nu Skin personal care products and Pharmanex nutritional supplements under our ageLOC anti-aging brand. Our research and product development is focused on understanding the sources of aging, including the influence of certain ingredients on gene expression, and utilizing that knowledge in our development of anti-aging products. We believe that our acquired and licensed technologies, research collaborations and in-house research expertise enable us to introduce innovative, proprietary products. We source and produce nearly all our proprietary products through trusted third parties, except in Mainland China, where we manufacture our own products.

During 2015 and 2016, and continuing into 2017, we launched our ageLOC Youth nutritional supplement and our ageLOC Me customized skin care system. Beginning in the second half of 2017 and continuing into 2018, we plan to launch ageLOC LumiSpa, which is a treatment and cleansing device that promotes smooth and healthy skin.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin and Pharmanex products for the years ended December 31, 2014, 2015, and 2016. This table should be read in conjunction with the information presented in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)
	Year Ended December 31,
Product Category	2014		2015		2016

Nu Skin	$1,562.6	60.8%	$1,363.5	60.7%	$1,308.2	59.3%

Pharmanex	1,000.3	38.9	877.9	39.1	892.7	40.4

Other(2)	6.6	0.3	5.6	0.2	6.9	0.3

	$2,569.5	100.0%	$2,247.0	100.0%	$2,207.8	100.0%

(1)
In 2016, 91% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign currency fluctuations negatively impacted reported revenue by approximately 2% in 2016 compared to 2015 and 8% in 2015 compared to 2014.

(2)	We currently offer a limited number of other products and services, including household products and technology services.

Nu Skin. Our strategy for the Nu Skin category brand is to leverage our distribution channel to strengthen Nu Skin's position as an innovative leader in the anti-aging personal care market. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. Our primary categories in this product line are core skin care systems and targeted treatment products that address specific skin needs. We formulate these products with ingredients that are scientifically proven to provide visible results. Products in this category include our ageLOC Me customized skin care system, ageLOC Spa systems and ageLOC Transformation anti-aging skin care system. Our ageLOC skin care products accounted for 29% of our total revenue and 49% of Nu Skin product category sales in 2016. We also offer our Epoch® products, which feature botanical ingredients derived from renewable sources, and a number of other cosmetic, personal care and hair care products.

Pharmanex. Our strategy for the Pharmanex category brand is to continue to introduce innovative, substantiated anti-aging products based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality supplements because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors' offerings. This product line includes our ageLOC Youth nutritional supplement, ageLOC TR90 weight management and body shaping system and LifePak nutritional supplements. ageLOC Youth was our largest nutritional product in terms of revenue in 2016, representing approximately 9% of our total revenue and approximately 23% of Pharmanex revenue. We also offer a number of other anti-aging nutritional solutions and weight management products.

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

• Identification and assessment of technologies for potential licensing arrangements; and

• Acquisition of technologies.

We maintain research and product development facilities in the United States and Mainland China. We also contract with third parties for clinical studies and collaborate on basic research projects with  researchers from universities and other research institutions in the United States and Asia, whose staffs include scientists with basic research expertise in, among others, natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies. Our expenses for internal research and development activities and joint research projects and collaborations were $18.9 million, $20.1 million and $24.3 million in 2014, 2015 and 2016, respectively.

We also work to identify and assess innovative technologies developed by third parties for potential licensing or supply arrangements. Because of the nature of our distribution channel, which allows us to provide a high level of product information on a person-to-person basis, we often have third parties who are interested in licensing innovative technologies to us to incorporate into our products and commercialize through our distribution channel. Licensing arrangements allow us to leverage the research activities of third parties that have resulted in demonstrated technologies, without all of the upfront costs and uncertainty associated with internal development. We have also invested in acquisitions to supplement our research capabilities and to acquire technologies, including our acquisition of Pharmanex in 1998; the license and acquisition of the technology underlying our BioPhotonic Scanner, a non-invasive tool that measures the level of carotenoid anti-oxidants in skin; and the acquisition of assets related to the genetic sources of aging from LifeGen Technologies, LLC. We incur expenses for royalties and amortization for previous technology-related acquisitions.

Intellectual Property

Our major trademarks are registered in the United States and in each country where we operate or have plans to operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, LifePak®, Galvanic Spa®, TR90®, Epoch®, and ageLOC Me®. In addition, a number of our products, including our facial spas, ageLOC Body Spa, LumiSpa, TR90, Tru Face Essence Ultra and Pharmanex BioPhotonic Scanner, are based on proprietary technologies, some of which are patented or licensed from third parties. We also rely on patents and trade secret protection to protect our proprietary formulas and other proprietary information for our ageLOC products and other products.

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

We procure our ageLOC Spa systems and our Tru Face Essence products from single vendors who own or control the product formulations, ingredients, or other intellectual property rights associated with these products. We maintain good relationships with these vendors and do not anticipate termination of these relationships in the near term. However, to continue offering these product categories following any termination of our relationship with these vendors, we would need to develop and manufacture alternative products and source them from other vendors. We also acquire ingredients and products from two other suppliers that manufactured products representing more than 10% of our Nu Skin personal care purchases in 2016. We maintain a good relationship with these suppliers and do not anticipate that any party will terminate these relationships in the near term. In the event we become unable to source any products or ingredients from these suppliers, we believe that we would be able to produce or replace those products or substitute ingredients. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to "Risk Factors—The loss of suppliers or shortages in ingredients could harm our business" for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

Pharmanex. For markets other than Mainland China, we source most of our Pharmanex nutritional supplements from third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our nutritional supplements sold in Mainland China and herbal extracts used to produce other products sold globally.

Four of our suppliers manufactured products representing more than 10% of our Pharmanex nutritional supplement purchases in 2016. We maintain a good relationship with these suppliers and do not anticipate that any party will terminate these relationships in the near term. In the event we become unable to source any products or ingredients from these suppliers or from our other vendors, we believe that we would be able to produce or replace those products or substitute ingredients. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to "Risk Factors—The loss of suppliers or shortages in ingredients could harm our business" for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.

DISTRIBUTION CHANNEL

We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. These personal marketing efforts are supported by various mediums, including our marketing content, websites, events and social business solutions. We believe our distribution channel is an effective vehicle to distribute our products because:

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

Consumers and Sales Network

Our distribution channel is composed of two primary groups: our consumer group—individuals who buy our products primarily for personal or family consumption; and our sales network—individuals who personally buy, use and resell products, and who also find new consumers, and recruit, train and develop new sellers. We strive to develop both our consumer group and our sales network. Our strategy for growing our consumer group is to offer high-quality, innovative products that provide demonstrable benefits. Our strategy for growing our sales network is to provide a meaningful business opportunity for those persons who demonstrate the ability to develop both a consumer group and a team of sellers, including through sales compensation and incentives.

To monitor the growth trends in our consumer group, we track the number of persons who purchased products directly from the company during the previous three months ("Customers," or previously referred to as "Actives"). We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity we offer to generate income by marketing and reselling products. To monitor the growth in our sales network, we track the number of independent distributors, and sales employees and independent marketers in China, who achieve certain qualification requirements ("Sales Leaders"). The following chart sets forth information concerning our Customers and Sales Leaders for the last three years.

Total Number of Customers and Sales Leaders by Region

	As of December 31, 2014		As of December 31, 2015		As of December 31, 2016
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Greater China	393,000	24,537	223,000	27,064	248,000	26,625
North Asia	391,000	17,478	366,000	17,415	329,000	16,330
South Asia/Pacific	124,000	8,458	119,000	10,476	116,000	7,584
Americas	186,000	7,471	176,000	8,708	166,000	6,683
EMEA	114,000	4,065	110,000	3,912	129,000	4,405
Total	1,208,000	62,009	994,000	67,575	988,000	61,627

Global Direct Selling Channel

Outside of Mainland China, individuals can elect to participate in our business as follows:

•	"Distributor-Direct Consumers"—Individuals who purchase products directly from an independent distributor at a price established by the distributor.

•
"Company-Direct Consumers"—Individuals who purchase products directly from the company. These consumers are typically referred by a distributor. These consumers generally have the opportunity to purchase at a discount if they participate in our subscription and/or loyalty programs. These individuals do not have the right to build a Nu Skin business by reselling product or by recruiting others.

•
"Basic Distributors"—Distributors who purchase products at a discount for personal or family use or for resale to other consumers. These individuals are not eligible to receive compensation on a multi-level basis unless they elect to qualify as a Sales Leader under our global sales compensation plan. We consider these individuals to be part of our consumer group, as we believe a significant majority of these distributors are purchasing products for personal use and not actively recruiting others, and their purchasing levels are similar to our "Company-Direct Consumers."

•
"Sales Leaders and Qualifiers"—Distributors who have qualified or are trying to qualify as a Sales Leader. These are the distributors who have made an election to try to qualify as a Sales Leader and are actively recruiting consumers and distributors and building a sales network under our global sales compensation plan, and constitute our sales network.

To become a distributor in most of our markets, an individual signs a distributor agreement and receives a distributor portfolio, which is free in most markets. In some markets, we charge a small fee that is limited to our costs related to the distributor portfolio. The distributor portfolio generally consists of documentation concerning the business, including copies of the sales compensation plan, distributor compensation summary, distributor policies and procedures and other documentation, but does not include products. There are no requirements to purchase products to become a distributor, and no commissions are paid on any fee for the distributor portfolio.

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

We believe that our global sales compensation plan, which has been implemented in each of our markets except Mainland China, is among the most generous sales compensation plans in the direct selling industry and is one of our competitive advantages. Our Sales Leaders can receive commissions under our global sales compensation plan for product sales from the company to their own network of consumers as well as for product sales from the company to other Sales Leaders and their consumer groups. This type of sales compensation is often referred to as "multi-level" compensation. Commissions are based on the sale and consumption of our products. Our sales force is not required to recruit or sponsor others, and we do not pay any commissions for recruiting or sponsoring. While all of our distributors can sponsor others at any time, our Sales Leaders and those in qualification to become Sales Leaders are those who generally are actively sponsoring others. Pursuant to our global sales compensation plan, we pay consolidated commissions in a Sales Leader's home country, in local currency, for product sales in the Sales Leader's own consumer group and for product sales in the Sales Leader's organization of Sales Leaders across other geographic markets.

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

In Mainland China, we utilize sales employees to sell products through our retail stores and website, independent direct sellers who can sell away from our stores where we have obtained direct selling licenses, and independent marketers who are licensed business owners authorized to sell our products either at their own approved premises or through our stores. We rely heavily on our ability to attract new consumers and promote repeat purchases through our sales employees, independent direct sellers and independent marketers, and to educate our sales force about our products through frequent training meetings.

Our sales employees, independent direct sellers and independent marketers in Mainland China do not participate in our global sales compensation plan, but are instead compensated according to a separate compensation model established for Mainland China. Sales employees, independent direct sellers and independent marketers earn bonuses or commissions based on their product sales. In addition, sales employees receive a salary, and independent marketers receive a service fee, both of which are reviewed and adjusted quarterly.

Please refer to "Business – Regulation" and "Risk Factors" for a discussion of risks and uncertainties associated with our business in Mainland China.

Our global sales compensation plan and our Mainland China business model, including our related know-how, processes and systems, play a significant role in helping us to attract and incentivize our sales force.  We have strategically developed and refined our global sales compensation plan and our Mainland China business model to distinguish the business opportunity that we offer from those of other companies and to provide us with a competitive advantage.

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

Product Launch Process

We use a variety of methods to launch our products, enabling us to tailor the launch process to the specific market and the specific product. Prior to making a product generally available for purchase in a market, we typically do a promotional offering of the product, such as a preview of the product to our key Sales Leaders in the market, a limited-time offer, or other type of promotion. In a limited-time offer, a product is sold for a limited time, often in limited quantities, before being taken off the market for a short period of time, after which the product becomes generally available for purchase in the market. We refer to this entire process, beginning with the Sales Leader preview, limited-time offer or other promotion through general availability of the product, as a product launch or our launch process.

Sales Leader previews, limited-time offers and other promotions may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons. We believe our product launch process also attracts new people to our business, helping drive growth in our Sales Leaders and Customers through increased consumer trial. Please refer to "Risk Factors" for more information on risks related to our product launch process.

Beginning in the second half of 2017 and continuing into 2018, we plan to launch our ageLOC LumiSpa treatment and cleansing device.

GEOGRAPHIC REGIONS

We currently sell and distribute our products in approximately 50 markets. We have divided our markets into five geographic regions: Greater China, North Asia, South Asia/Pacific, Americas, and Europe, Middle East and Africa ("EMEA"). The following table sets forth the revenue for each of the geographic regions for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
(U.S. dollars in millions)	2014		2015		2016

Greater China	$948.5	37%	$771.6	34%	$794.4	36%
North Asia	783.0	30	686.5	31	692.7	31
South Asia/Pacific	328.4	13	322.0	14	296.8	13
Americas	329.0	13	329.7	15	276.6	13
EMEA	180.6	7	137.2	6	147.3	7
	$2,569.5	100%	$2,247.0	100%	$2,207.8	100%

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

Direct Selling Regulations

Direct selling is regulated by various national, state and local government agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including "pyramid" schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets generally:

•	impose requirements related to order cancellations, product returns, inventory buy-backs and cooling-off periods for our sales force and consumers;

•	require us, or our sales force, to register with government agencies;

•	impose limits on the amount of sales compensation we can pay;

•	impose reporting requirements; and

•
require that we ensure, among other things, that our sales force maintains levels of product sales to qualify to receive commissions and that our sales force is compensated for sales of products and not for recruiting others.

The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to change our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission ("FTC"), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Recent settlements between the FTC and other direct selling companies and comments by FTC officials have addressed inappropriate earnings and lifestyle claims and the importance of focusing on customers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. For example, in 2015, the FTC took aggressive actions against a multi-level marketing company, alleging an illegal business model and inappropriate earnings claims. We have taken additional steps to educate our distributors on proper earnings claims. If our distributors make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.

In 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, FTC officials have indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail and preferred customers, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan in light of this guidance.  If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

The regulatory environment in Mainland China is particularly complex and continues to evolve. Mainland China's direct selling and anti-pyramiding regulations contain various restrictions, including a prohibition on the payment of multi-level compensation. The regulations are subject to discretionary interpretation by provincial and local level regulators as well as local customs and practices.

Regulators continue to act cautiously as they monitor the development of direct selling in Mainland China. As of January 31, 2017, we have obtained direct selling licenses in 34 cities in 22 provinces and municipalities in Mainland China. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from the local Department of Commerce in such provinces, the Shanghai Municipal Commission of Commerce (our supervisory authority), as well as the State Ministry of Commerce ("MOFCOM"), which is the national governmental authority overseeing direct selling. In the course of obtaining these approvals, the respective authorities under MOFCOM must also consult and seek opinions on our business operations from the Ministry of Public Security and the Administration for Industry and Commerce at both provincial and State levels.

Our operations in Mainland China are subject to significant government and media scrutiny and investigations. At times, investigations and other regulatory actions have limited our ability to conduct business in certain locations in Mainland China, and have resulted in a few cases where we have paid fines. For example, following a number of negative media stories published in January 2014, we received inquiries from various government regulators in Mainland China asking us to respond to a number of allegations relating to our business practices, products and business model. In response to this media scrutiny and government review, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business meetings and acceptance of applications had a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region. We face a risk that future investigations and other regulatory actions may result in fines, revocation of licenses or other significant sanctions.

Several countries, including China, South Korea, Indonesia and Vietnam, impose limits on the amount of commissions we can pay to our sales force. For example, under regulations in Mainland China, direct selling companies may pay independent direct sellers in Mainland China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. Additionally, in South Korea, local regulations limit sales compensation to 35% of our total revenue in South Korea. We have implemented various measures to comply with these limits, including adjusting the commissionable value of some of our products in this market.

In some countries, regulations applicable to the activities of our Sales Leaders may affect our business because we are, or regulators may assert that we are, responsible for our Sales Leaders' conduct. In these countries, regulators may request or require that we take steps to ensure that our Sales Leaders comply with local regulations. For example, in Japan, we have taken steps to comply with strict requirements regarding how distributors approach prospective customers.  In addition, in 2013, we changed our distributor sign-up process in Japan and expanded our distributor education, training and compliance efforts to address concerns expressed by Japanese regulatory agencies. We continue to be cautious in our promotional activities in Japan, and we frequently meet with regulatory and consumer agencies regarding our ongoing distributor education, training and compliance efforts.

Our sales force is required to comply with work authorization and other local legal requirements prior to working in a country. Some markets, including Mainland China and Vietnam, also prohibit or restrict participation of foreigners in direct selling activities. We have implemented policies that are designed to comply with these regulations and inform our sales force regarding the types of activities that are not permitted. However, we cannot assure that actions of our sales force will not violate local laws or regulations or our policies.

Please refer to "Risk Factors" for more information on regulatory and other risks associated with our business in Mainland China, South Korea, Japan, the United States and other markets.

Product Regulations

Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive government regulation by numerous federal, state and local government agencies and authorities, including the Food and Drug Administration (the "FDA"), the FTC, the Consumer Product Safety Commission, the Department of Agriculture, United States and State Attorneys General and other state regulatory agencies in the United States, as well as the food and drug administrations in Mainland China and Taiwan, the Ministry of Food and Drug Safety in South Korea, the Ministry of Health, Labour and Welfare in Japan and similar government agencies in all other markets in which we operate. In the United States, the FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter ("OTC") drugs, cosmetics, dietary supplements, and devices such as those distributed by us.

Regulation of Personal Care Products in the United States. Our personal care products are subject to various laws and regulations that regulate cosmetic and personal care products and set forth regulations that among other things determine whether a product can be marketed as a "cosmetic" or requires further approval as an OTC drug. In the United States, the regulation of cosmetic content and labeling is under the primary jurisdiction of the FDA. Cosmetics are not subject to pre-market approval by the FDA, but their ingredients and their label and labeling content are regulated by the FDA, and it is the burden of those who sell cosmetics to ensure that they are safe for use as directed and not adulterated or misbranded. The labeling of cosmetic products is subject to the requirements of the Federal Food, Drug, and Cosmetic Act ("FDCA"), the Fair Packaging and Labeling Act and other FDA regulations.

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

In recent years, the FDA has issued warning letters to many cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. Cosmetic companies confront difficulty in determining whether a claim would be considered by the FDA to be an improper structure/function claim. Given this difficulty, and our research and product development focus on the sources of aging and the influence of certain ingredients on gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials contain improper structure/function claims for our cosmetic products. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to government actions or lawsuits, which could harm our business.

Certain products, such as sunscreens and acne treatments, are classified as OTC drugs (and cosmetics, depending on claims) and have specific ingredient, labeling and manufacturing requirements. OTC drug products may be marketed if they conform to the requirements of an FDA-established OTC drug monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application ("NDA") before marketing may begin. Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph that is applicable to one of our OTC drug products, we may be required to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include such product. The labeling of these products is subject to the requirements of the FDCA and the Fair Packaging and Labeling Act and other FDA regulations.

Regulation of Personal Care Products in Other Markets. The other markets in which we operate have similar regulations. In Mainland China, personal care products are placed into one of two categories, "special-purpose cosmetics" and "non-special-purpose cosmetics." Products in both categories require submission of formulas and other information with the health authorities, and certain products require human clinical studies. The product registration process for personal care products in Mainland China is unpredictable and generally takes from nine to 18 months to complete. However, in some cases, product registration in Mainland China has taken several years. In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan. In Taiwan, all "medicated" cosmetic products require registration. The sale of cosmetic products is regulated in the European Union (the "EU") under the EU Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales. Similar regulations in any of our markets may limit our ability to import products or utilize key ingredients or technologies globally and may delay product launches while the registration and approval process is pending. Changing regulations may require us to stop selling, discontinue or reformulate and re-register products in order to sell those products.

Regulation of Nutritional Products in the United States. Our Pharmanex dietary supplement products are also subject to applicable regulations of government agencies in the markets in which we operate. In the United States, we generally market our nutritional products as conventional foods or dietary supplements. The FDA has jurisdiction over this regulatory area. The FDA imposes specific requirements for the labels and labeling of food and dietary supplements, including the requirements of the Food Allergen Labeling and Consumer Protection Act of 2004, which mandates declaration of the presence of major food allergens. In addition, the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 contains requirements with regard to the sale and importation of food products in the United States.

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

Regulation of Nutritional Products Globally. In our foreign markets, dietary supplements are generally regulated by similar government agencies, such as the China Food and Drug Administration, the South Korea Ministry of Food and Drug Safety; the Japan Ministry of Health, Labour and Welfare and the Taiwan Department of Health. We typically market our Pharmanex products in international markets as foods or health foods under applicable regulatory regimes. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products. Mainland China also has highly restrictive nutritional supplement product regulations. Products marketed as "health foods" are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China generally takes one to two years, but may be substantially longer. In some cases it has taken us four years or longer to obtain product registrations. We market both "health foods" and "general foods" in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a "general food" while seeking "health food" classification. If government officials feel the categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form. In addition, we are not permitted to market or sell "general foods" through our direct sales channel in Mainland China and any efforts by our independent direct sellers to do so could result in negative publicity, fines and other government sanctions being imposed against us.

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

Manufacturing Process. In 2008, and as updated more recently under the regulations implementing the Food Safety Modernization Act, the FDA established regulations to require current good manufacturing practices for dietary supplements and food products in the United States. The regulations ensure that dietary supplements and food products are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products throughout our supply chain. The regulations also include requirements for record keeping and handling consumer product complaints. If dietary supplements or food products contain contaminants or allergens or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded. Our business is subject to additional FDA regulations, such as new dietary ingredient regulations and adverse event reporting regulations that require us to document and track adverse events and report serious adverse events that involve hospitalization or death associated with consumers' use of certain of our products. Compliance with these regulations has increased, and may further increase, the cost of manufacturing and selling certain of our products as we incur internal costs, oversee and inspect more aspects of third party manufacturing and work with our vendors to assure they are in compliance and maintain accurate recordkeeping to establish controls. Failure to comply with good manufacturing practices could also result in product recalls.

Advertising and Product Claims. Most of our major markets also regulate advertising and product claims regarding the efficacy of products and require adequate and reliable scientific substantiation of all claims. In most of our foreign markets, we are typically not able to make any "medicinal" claims with respect to our Pharmanex products. In some cases, such regulations may limit our ability to inform consumers of some of the benefits our products offer.

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

The FTC, which exercises primary jurisdiction over the advertising of all of our products in the United States, has instituted enforcement actions against dietary supplement, food, and cosmetic companies for, among other things, deceptive advertising and lack of adequate scientific substantiation for claims. We also face limitations on our use of the scientific experts who have helped us develop and test some of our products. In the United States, for example, the FTC's Guides Concerning the Use of Endorsements and Testimonials in Advertising may restrict marketing to those results obtained by a "typical" consumer and require disclosure of any material connections between an endorser and the company or products they are endorsing. In Mainland China, some media outlets have questioned the nature and extent of our connections with our Scientific Advisory Board and others who have helped in developing our scientific approach or testing our products. This negative publicity could harm consumers' perception of our business and our products, which could negatively impact our revenue. We cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future.

In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplements and cosmetic products. The FTC has issued guidance to assist companies in understanding and complying with its substantiation requirement. The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in consent decrees or orders requiring, among other things, injunctive provisions, corrective advertising, consumer redress, and such other relief as the agency deems necessary to protect the public. Violation of these consent decrees or orders could result in substantial financial or other penalties. No assurance can be given that the FTC will not question our advertising or other operations in the United States in the future. Any action in the future by the FTC could materially and adversely affect our ability to successfully market our products in the United States.

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

Regulation of Medical Devices. In 2014, our facial spa was cleared for marketing through the 510(k) process with the FDA as a medical device with cosmetic benefit. Medical devices are highly regulated by the FDA. Manufacturers of medical devices must register and list their products with the FDA annually, whether they are located domestically or overseas. Foreign jurisdictions may take note of the fact that we have registered a medical device in the U.S. and require us to register in their market as well. The FDA has broad regulatory powers in the areas of clinical testing, manufacturing and labeling of medical devices. Medical devices must be labeled in accordance with the FDA's general device labeling requirements and whatever particular label requirements the FDA may designate for that type of device.

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

COMPETITION

Direct Selling

We compete with other direct selling organizations, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do. The leading global direct selling companies are Amway, Avon Products, Herbalife and Mary Kay. We also compete with other local direct selling companies. For example, the leading direct selling companies in Mainland China are Perfect and Infinitus. We compete with these companies to attract and retain our sales force and consumers based on the strength of our product offerings, sales compensation, multiple business opportunities, management and international operations.

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

EMPLOYEES

As of December 31, 2016, we had approximately 4,650 full- and part-time employees worldwide. This does not include approximately 27,600 sales employees in our Mainland China operations. Although we have statutory employee representation obligations in certain countries, our employees are generally not represented by labor unions except where expressly required by law. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

AVAILABLE INFORMATION

Our website address is www.nuskinenterprises.com. We make available, free of charge on the Investor Relations portion of our website, ir.nuskin.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

We also use the Investor Relations portion of our website, ir.nuskin.com, as a channel of distribution of additional Company information that may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website shall not be deemed to be incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of January 31, 2017 are as follows:

Name	Age	Position
Steven J. Lund	63	Executive Chairman of the Board
M. Truman Hunt	57	President and Chief Executive Officer
Ritch N. Wood	51	Chief Financial Officer
Joseph Y. Chang	64	Chief Scientific Officer and Executive Vice President of Product Development
Ryan S. Napierski	43	President of Global Sales and Operations
D. Matthew Dorny	52	General Counsel and Secretary

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

Joseph Y. Chang has served as our Chief Scientific Officer and Executive Vice President of Product Development since 2006. Dr. Chang served as President of our Pharmanex division from 2000 to 2006. Dr. Chang served as Vice President of Clinical Studies and Pharmacology of Pharmanex from 1997 until 2000. Dr. Chang has over 35 years of pharmaceutical experience. He received a B.S. degree from Portsmouth University and a Ph.D. degree from the University of London.

Ryan S. Napierski has served as President of Global Sales and Operations since September 2015. Prior to serving in this position, he served as President of our North Asia region since June 2014 and as President of Nu Skin Japan since June 2010. Mr. Napierski has fulfilled multiple leadership positions for Nu Skin since joining our company in 1995. Mr. Napierski has a Bachelor's degree in business, a Master's degree in business administration from Duke University and a Master's degree in international business from Goethe Universitat in Germany.

D. Matthew Dorny has served as our General Counsel and Secretary since 2003. Mr. Dorny previously served as Assistant General Counsel from 1998 to 2003. Prior to joining us, Mr. Dorny was a securities and business attorney in private practice in Salt Lake City, Utah. Mr. Dorny received B.A., M.B.A. and J.D. degrees from the University of Utah.

As previously disclosed, in December 2016 Mr. Hunt notified our company that he will step down as the Chief Executive Officer and President of our company. When our company names a new Chief Financial Officer, Mr. Wood, our current Chief Financial Officer, will become our Chief Executive Officer, Mr. Napierski will become the President of our company, and Mr. Hunt will become Vice Chairman of our board of directors.  Mr. Hunt will not stand for re-election to our board of directors at our 2017 Annual Meeting of Stockholders.

ITEM 1A.  RISK FACTORS

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, which should be considered together with the other items in this Annual Report on Form 10-K, including Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
We may be subject to challenges by government regulators regarding the form of our network marketing system. Legal and regulatory requirements concerning the direct selling industry generally do not include "bright line" rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change. Recent settlements between the FTC and other direct selling companies and comments by FTC officials have addressed inappropriate earnings and lifestyle claims and the importance of focusing on customers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. Any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example, in 2015, the FTC took aggressive actions against a multi-level marketing company, alleging an illegal business model and inappropriate earnings claims. We have taken additional steps to educate our distributors on proper earnings claims. If our distributors make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.

In 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, FTC officials have indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail and preferred customers, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan in light of this guidance. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

We could also be subject to challenges by private parties in civil actions. We are aware of recent civil actions against some of our competitors in the United States, which have and may in the future result in significant settlements. Allegations by short sellers directed at us and our competitors regarding the legality of multi-level marketing in various markets have also created intense public scrutiny of us and our industry. Our business has also been subject to formal and informal inquiries from various government regulatory authorities in the past regarding our business and our compliance with local laws and regulations. All of these actions and any future scrutiny of us or our industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business in our various markets, enter into new markets, motivate our sales force and attract consumers.

Currency exchange rate fluctuations could impact our financial results.

In 2016, approximately 91% of our sales occurred in markets outside of the United States in each market's respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. For example, foreign currency fluctuations negatively impacted reported revenue by approximately 2% in 2016 compared to 2015 and by approximately 8% in 2015 compared to 2014.

Foreign currency fluctuations can also result in losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. Although we may engage in transactions intended to reduce our exposure to foreign currency fluctuations, there can be no assurance that these transactions will be effective. Complex global political and economic dynamics can affect exchange rate fluctuations. For example, significant foreign currency fluctuations occurred as a result of the June 2016 referendum in the United Kingdom in which voters approved an exit from the European Union. In addition, members of the current U.S. presidential administration have expressed antipathy toward some international trade agreements and have suggested the implementation of tariffs, border taxes or other measures that could impact the level of trade between the U.S. and other countries. Any such proposal or measure could impact the value of the U.S. dollar. It is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

Difficult economic conditions could harm our business.

Global economic conditions continue to be challenging. Difficult economic conditions could adversely affect our business by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our sales force and consumers to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition. For example, certain economic indicators cause uncertainty regarding the potential for growth in Mainland China's economy. Declines in economic conditions in Mainland China could negatively impact our business and revenue in that market and in other markets globally.

Improper sales force actions that violate laws or regulations could harm our business.

Sales force activities that violate applicable laws or regulations could result in government or third-party actions against us, which could harm our business.

For example, in 2014, allegations were made by various media outlets that certain of our sales representatives in Mainland China failed to adequately follow and enforce our policies and regulations. In response to these and other allegations, our Audit Committee commenced an internal review and Chinese regulators commenced a review of our business in Mainland China. In response to this media scrutiny and government review, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business meetings and acceptance of applications had a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region, and our business in Mainland China still has not fully recovered from these events. For example, as of December 31, 2016, we had approximately 22,000 Sales Leaders in Mainland China, compared to approximately 49,000 as of December 31, 2013. Similar or more extreme actions by government agencies in Mainland China in the future could have a significant adverse impact on our business and results of operations.

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

If our business practices or policies or the actions of our sales force are deemed to be in violation of applicable local regulations regarding foreigners, then we could be sanctioned and/or required to change our business model, which could significantly harm our business.

Our sales force is required to comply with work authorization and other local legal requirements prior to working in a country. Some markets, including Mainland China and Vietnam, also prohibit or restrict participation of foreigners in direct selling activities. We have implemented policies that are designed to comply with these regulations and inform our sales force regarding the types of activities that are not permitted. However, we cannot assure that actions of our sales force will not violate local laws or regulations or our policies.  If our business practices or policies or the actions of our sales force are deemed to be in violation of applicable regulations as they may be interpreted or enforced, then we could be sanctioned and/or required to change our business model, which could result in adverse publicity and significantly harm our business.

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

We have experienced periodic declines in both Sales Leaders and Customers in the past and could experience such declines again in the future. If our initiatives do not drive growth in both our Sales Leaders and Customers, our operating results could be harmed. While we take many steps to help train, motivate and retain our sales force, we cannot accurately predict how the number and productivity of our sales force may fluctuate because we rely primarily upon our Sales Leaders to find new consumers, and to find, train and develop new Sales Leaders. Our operating results could be harmed if we, and our Sales Leaders, do not generate sufficient interest in our business and its products to retain and motivate our existing sales force and attract new people to join our sales force.

The number and productivity of our sales force could be harmed by several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in, dissatisfaction with, or the technical failure of, existing or new products;

•	lack of compelling products or income opportunities, including through our sales compensation plans;

•	any negative public perception of our products and their ingredients;

•	any negative public perception of our sales force and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any regulatory actions or charges against us or others in our industry;

•	general economic and business conditions;

•	recruiting efforts of our competitors; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain our sales force in such market.

The loss of key Sales Leaders could negatively impact our growth and our revenue.

As of December 31, 2016, we had a global network of approximately 988,000 Customers. More than 61,000 of our Customers were Sales Leaders. As of December 31, 2016, approximately 640 Sales Leaders occupied the highest level under our global sales compensation plan, and in Mainland China we have approximately 260 key Sales Leaders who play a significant role in managing our sales force in that market. These Sales Leaders, together with their extensive sales networks, generate substantially all of our revenue. As a result, the loss of a high-level Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

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

We work diligently to train our sales force in Mainland China on how our Mainland China business model differs from our global business model. However, Sales Leaders in Mainland China may attend regional and global events or interact with Sales Leaders from other markets. Because our global model varies significantly from our Mainland China business model, mistakes may be made as to how those working in Mainland China should promote the business in Mainland China. These mistakes by our sales force may lead to government reviews and investigations of our operations in Mainland China. For example, as a result of allegations that, among other things, certain of our sales force in Mainland China failed to adequately follow and enforce our policies and regulations, in 2014 Chinese regulators commenced a review of our business model and operations in Mainland China. For a further description of these matters, see "We may become involved in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results." In response to media scrutiny and this government review, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business meetings and acceptance of applications had a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region. Further media and regulatory scrutiny and investigations in Mainland China, and any further actions taken by us or by regulators, could negatively impact our revenue, sales force and business in this market, including the interruption of sales activities, loss of licenses, and the imposition of fines, and any other adverse actions or events.

If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business would be significantly negatively impacted.

The government of Mainland China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on the way we do business. Most notably, the regulations prohibit multi-level compensation, which is the basis of how we compensate our sales force outside of Mainland China. The regulations also prohibit foreigners from participating in direct selling in Mainland China. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. In Mainland China, we utilize sales employees to sell products through our retail stores and website, independent direct sellers who can sell away from our stores where we have obtained direct selling licenses, and independent marketers who are licensed business owners authorized to sell our products either at their own approved premises or through our stores. We generally compensate our Sales Leaders at a level that is competitive with other direct selling companies in the market and reflective of the compensation of our Sales Leaders globally. The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social order. We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations, or that such regulations may be modified.

If our business practices are deemed to be in violation of applicable regulations as they may be interpreted or enforced, in particular our use of the sales productivity of a Sales Leader and the sales representatives that such Sales Leader leads and supervises in setting his/her salary on a quarterly basis, then we could be sanctioned and/or required to change our business model, either of which could significantly harm our business.

Our ability to expand our business in Mainland China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in Mainland China.

As of January 31, 2017, we have obtained direct selling licenses in 34 cities in 22 provinces and municipalities in Mainland China. In order to expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve and is lengthy, as we are required to work with a large number of provincial, city, district and national government authorities. The complexity of the approval process as well as the government's continued cautious approach as direct selling develops in Mainland China makes it difficult to predict the timeline for obtaining these approvals. Furthermore, any media or regulatory scrutiny of our business in Mainland China could increase the time and difficulty we may face in obtaining additional licenses. If media or regulatory scrutiny of our business in Mainland China results in significant delays in obtaining licenses elsewhere in Mainland China, or if the current processes for obtaining approvals are delayed further for any reason or are changed or interpreted differently than currently understood, our ability to receive direct selling licenses in Mainland China and our growth prospects in this market, could be negatively impacted.

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

Prior to making a product generally available for purchase in a market, we typically do a promotional offering of the product, such as a preview of the product to our key Sales Leaders in the market, a limited-time offer, or other type of promotion. Sales Leader previews, limited-time offers and other promotions may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons. We may experience difficulty effectively managing growth associated with these offers and may face increased risk of improper sales force activities and related government scrutiny. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain and order processing systems. If we are unable to accurately forecast sales levels in each market for product launches or ongoing product sales, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or ongoing product sales or if we change our planned launch strategies or initiatives, we could incur inventory write-downs. For example, in 2014 and 2015, we incurred inventory write-downs of $50.0 million and $37.9 million, respectively, which primarily resulted from reduced sales expectations primarily in our Greater China region. Any additional write-down of inventory in any of our markets would negatively impact our gross margins. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future. If we fail to effectively forecast or manage our supply chain and information systems in the product launch process or for ongoing product sales, our reputation and profitability could be negatively impacted.

If our ageLOC Spa systems or Pharmanex BioPhotonic Scanner are determined to be medical devices in a particular geographic market or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such tools could be harmed, and we could face legal or regulatory actions.

One of our strategies is to market unique and innovative products and tools that allow our sales force to distinguish our products, including our ageLOC Spa systems or Pharmanex BioPhotonic Scanner. Any determination by regulatory authorities in our markets that these products must receive clearance or be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. While we have not been required to register our ageLOC Spa systems or Pharmanex BioPhotonic Scanner as medical devices in most of our markets, we have registered our facial spa as a medical device in Indonesia, Thailand and Colombia. In addition, we have received clearance from the United States Food and Drug Administration to market a facial spa device for over-the-counter use. There have been legislative proposals in Singapore and Malaysia relating to the regulation of medical devices that could affect the way we market our ageLOC Spa systems and Pharmanex BioPhotonic Scanner in these countries. In addition, if our sales force attempts to import or export products from one market to another in violation of our policy or is making medical claims regarding our products or using our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices (in markets where the product is not approved), it could negatively impact our ability to market or sell these products and subject us to legal or regulatory actions. For example, in January 2016, our Taiwan subsidiary received a notification of charges related to alleged violations of local law by our Taiwan subsidiary and certain employees and Taiwan distributors. The notice alleges that ageLOC Spa devices were inappropriately sold in Taiwan in 2011 and 2012. Our Taiwan subsidiary has never sold the ageLOC Spa device in Taiwan, and has vigorously contested these charges in the proceedings that have been held to date. The local law that was in effect at the time of the alleged violations provided that the alleged violations carry a maximum fine payable by our Taiwan subsidiary of up to NT$100,000 (approximately US$3,000). In addition, individuals involved could face similar fines and possible jail sentences of up to three years.

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

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in Japan, South Korea and Mainland China are particularly stringent and subject to broad discretion in enforcement by regulators. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid schemes," that compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets often:

•	impose requirements related to order cancellations, product returns, inventory buy-backs and cooling-off periods for our sales force and consumers;

•	require us, or our sales force, to register with government agencies;

•	impose limits on the amount of sales compensation we can pay;

•	impose reporting requirements; and

•
require that we ensure, among other things, that our sales force maintain levels of product sales to qualify to receive commissions and that our sales force is compensated primarily for selling products and not for recruiting others.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and may require significant resources. The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we are subject from time to time to government inquiries and investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. In addition, countries where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline.

Limits on the amount of sales compensation we pay could inhibit our ability to attract and retain our sales force, negatively impact our revenue and cause regulatory risks.

Several countries, including Mainland China, South Korea, Indonesia and Vietnam, impose limits on the amount of sales compensation we can pay to our sales force. For example, under regulations in Mainland China, direct selling companies may pay independent direct sellers in Mainland China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. Additionally, in South Korea, local regulations limit sales compensation to 35% of our total revenue in South Korea. These regulations limit the incentive for people to join our sales force and may reduce our ability to differentiate ourselves from our competitors in attracting and retaining our sales force.

In addition, we have been required to modify our sales compensation plan in certain countries, including South Korea, from time to time to remain in compliance with applicable sales compensation limits. Because sales compensation, as a percentage of revenue, can fluctuate as sales force productivity fluctuates, we may be required to make further changes to stay within applicable sales compensation limits or may be at risk of exceeding them. In addition, which revenues and expenses are within the scope of these regulations is not always clear, and interpretation and enforcement of these laws are subject to change, which could require us to make further changes or result in non-compliance with these regulations. Any failure to keep sales compensation within the limits in Mainland China, South Korea, Indonesia, Vietnam or any other country that imposes a sales compensation limit could result in fines or other sanctions, including suspensions.

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

For example, in recent years, the FDA has issued warning letters to many cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity and our research and development focus on the sources of aging and the influence of certain ingredients on gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to government actions or class action lawsuits, which could harm our business.

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

For example, in the United States some legislators and industry critics have pushed for years to increase regulatory authority by the FDA over nutritional supplements. In 2011, the FDA proposed draft guidance to clarify the FDA's interpretation of the dietary ingredient notification requirements, and in August 2016, the FDA issued a revised draft guidance that superseded the 2011 version. This draft guidance is not final yet but appears to indicate that the FDA is expanding its definition of what is considered a "new dietary ingredient" in the United States. The industry has worked with the FDA for several years, providing comments to the FDA to modify this guidance. While still in flux, if enacted in final form as proposed, this guidance could impose new and significant regulatory barriers for our nutritional supplement products or unique ingredients, which could delay or inhibit our ability to formulate, introduce and sell nutritional supplements as we have in the past.

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

The FDA does not have a pre-market approval system for cosmetics. However, cosmetic products may become subject to more extensive regulation in the future. These events could interrupt the marketing and sale of our products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

New regulations governing the introduction, marketing and sale of our products to consumers could harm our business.

Our operations could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our products or impose additional burdens or requirements on us in order to continue selling our products. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of our products, resulting in significant loss of net sales.

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

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. Future changes could include requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our business, financial condition, and operating results.

Our operations could be harmed if we fail to comply with Good Manufacturing Practices.

In the United States, FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements for the nutritional supplement industry require us and our vendors to maintain good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping. Good Manufacturing Practices also apply to our OTC drugs, devices and conventional foods, and Adverse Event Reporting requirements apply to OTC drugs and devices. The ingredient identification requirement, which requires us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, is particularly burdensome and difficult for us with respect to our product formulations, which contain many different ingredients. We are also required to report serious adverse events associated with consumer use of our products. Potential FDA responses to any such report could include injunctions, product withdrawals, recalls, product seizures, fines, or criminal prosecutions. Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations or public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance. Failure to comply with Good Manufacturing Practices could also result in product recalls. For example, we recently had a recall of three minor products in the United States based on labeling issues for those products. Our business could be harmed in the future if we are required to recall any product.

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

Our ageLOC Me customized skin care system includes multiple new product formulations and a new proprietary hands-free dispenser.  By gathering information from consumers through a series of questions on a mobile-device app, ageLOC Me enables consumers to personalize a daily regimen based on individual preferences and skin care needs. It is possible that the product formulations, dispenser and degree of customization will not meet consumers' expectations and customization might not be compatible with consumers' skin sensitivities and selected preferences. The system contains a large number of SKUs, and there is a degree of unpredictability in forecasting inventory needs globally due to the complexity and number of customized cartridges available.  During the initial launch of ageLOC Me, we experienced production difficulties and a slightly higher return and complaint rates. Although these issues have been addressed, any problems with ageLOC Me or our other products could lead to an increase in product returns or stock-outs and negatively impact our reputation, revenue and profitability.

Product diversion may have a negative impact on our business.

We see our products being sold through online or other distribution channels in certain markets. Although we continually take steps to control product diversion, including for products sold in Mainland China, this activity continues to be a challenge. Product diversion causes confusion regarding our distribution channels and negatively impacts the ability of our sales force to sell our products. It also creates a negative impression regarding the viability of the business opportunity for our sales force, which can harm our ability to recruit new people to join our sales force. Product diversion schemes may also involve illegal importation, investment or other activities and harm our brand if gray market or counterfeit goods are passed off as our own. If we are unable to effectively address this issue or if diversion increases, our business could be harmed.

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

In addition, we have been required to modify our sales compensation plan in certain countries, including South Korea, from time to time to remain in compliance with applicable sales compensation limits. Changes to reduce sales compensation have had a negative impact on the sales force in the past and could in the future.

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

Growth in our sales force and consumers and our results of operations can be particularly impacted by adverse publicity regarding us, the nature of our direct selling business models, our products or the actions of our sales force and employees. Given the nature of our operations and our continuous need to recruit and retain consumers and members of our sales force, we are particularly vulnerable to adverse publicity. Specifically, we are susceptible to adverse publicity concerning:

•	suspicions about the legality and ethics of network marketing;

•	continued media or regulatory scrutiny regarding our business in Mainland China;

•	the safety or effectiveness of ingredients in our or our competitors' products;

•	inquiries, investigations, fines, legal actions, or mandatory or voluntary product recalls involving us, our competitors, or our respective products;

•	the actions of our current or former sales force and employees; and

•	public perceptions of the direct selling industry or the nutritional or personal care industry generally.

In addition, these issues have previously resulted in negative publicity and have harmed our business. Critics of our industry, short sellers and other individuals who want to pursue an agenda have in the past and may in the future utilize the Internet, the press and other means to publish criticisms of the industry, our company and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. We or others in our industry may receive similar negative publicity or allegations in the future, and it may harm our business and reputation.

We may become involved in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results.

We have been, and may again become in the future, party to litigation, investigations or other legal matters. For example, in 2014, we were named as a defendant in a purported class action complaint relating to negative media and regulatory scrutiny of our business in Mainland China and as a nominal defendant in a shareholder derivative suit relating to the same issues. Also, beginning in 2014, we were in discussions with the Securities and Exchange Commission ("SEC"), which discussions were focused on a charitable donation we made in China in 2013 and issues related thereto. In April 2015, the SEC informed us that it was initiating a non-public, formal investigation into these issues. We also have been involved in two separate disputes with customs authorities in Japan with respect to customs assessments on several of our products. Although we settled the purported class action, shareholder derivative action and SEC investigation during 2016 and the Japan courts reached decisions on the customs disputes in 2013 and 2016 (we have appealed the 2016 decision), these matters were, and any future matters that we may become involved in may be, expensive and time consuming. In general, litigation claims could result in settlements or damages that could significantly affect financial results. It is not possible to predict the final resolution of any litigation to which we may become party, and the impact of these matters on our business, results of operations and financial condition could be material.

Please refer to Item 3. "Legal Proceedings" for more information regarding the 2016 Japan customs matter.

Non-compliance with anti-corruption laws could harm our business.

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). Allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines and other penalties from U.S. or other regulatory entities, who have recently brought a number of enforcement actions against companies with extensive international operations. For example, in 2014, one of our competitors entered into a large settlement with U.S. regulators related to allegations that its employees violated the FCPA in Mainland China and other markets. Additionally, in September 2016, we reached a resolution with the SEC, in which the SEC found that our books and records and internal controls related to a charitable contribution in China in 2013 were insufficient, and we agreed to pay $765,688 to the SEC. In agreeing to this settlement, we neither admitted nor denied the SEC's findings. Although we have implemented additional anti-corruption policies, controls and training globally to prevent similar situations from arising in the future, we cannot be certain that these efforts will be effective. As a result, we may face fines or penalties in the future under the FCPA or other anti-corruption laws.

Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:

•	the possibility that a government might ban or severely restrict our sales compensation and business models;

•	the possibility that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

•	the lack of well-established or reliable legal systems in certain areas where we operate;

•	the presence of high inflation in the economies of international markets in which we operate;

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

As a U.S. company doing business globally, we are subject to all applicable tax and customs laws, including those relating to intercompany pricing regulations and transactions between our corporate entities in the jurisdictions in which we do business. Periodically, we are audited by tax and customs authorities around the world. If authorities challenge our tax or customs positions, including those regarding transfer pricing and customs valuation and classification, we may be subject to penalties, interest and payment of back taxes or customs duties. Since tax rates vary from country to country, any tax assessments might also impact the ability to fully utilize foreign tax credits on our U.S. consolidated tax return. The tax and customs laws in each jurisdiction are continually changing and are further subject to interpretation by the local government agencies. We have experienced increased efforts by customs authorities in some countries to reclassify our products or otherwise increase the level of duties we pay on our products. Despite our best efforts to be aware of and comply with tax and customs laws, including changes to and interpretations thereof, there is a potential risk that the local authorities may argue that we are out of compliance. Such situations may require that we defend our positions and/or adjust our operating procedures in response to such changes. Any or all of these potential risks may increase our effective tax rate, increase our overall tax costs or otherwise harm our business.

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

As of December 31, 2016, our principal properties consisted of our corporate headquarters and other office locations, distribution centers and warehouses, research and development centers, manufacturing facilities, retail stores and service centers located in many of our markets. Additionally, we also use third party manufacturers to manufacture many of our key products. As a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, import and export restrictions or delays, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. For example, the earthquake and tsunami in 2011 disrupted our operations in Japan and negatively impacted our operating results. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or that of our third party manufacturers could have a material adverse effect on our business, results of operations and financial condition.

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

We sell a variety of different products for human consumption and use, including cosmetics, dietary supplements, conventional foods, OTC drugs and devices. Our cosmetics, dietary supplements and conventional foods are not generally subject to pre-market approval or registration processes so we cannot rely upon a government safety panel to qualify or approve our products for use, and some ingredients may not have long histories of human consumption or use. We rely upon published and unpublished safety information including clinical studies on ingredients used in our products and conduct our own clinical and safety studies on some key ingredients and products, but not all products. A product may be safe for the general population when consumed or used as directed but could cause an adverse reaction for some individuals, such as a person who has a health condition or allergies or who is taking a prescription medication. While we include what we believe are adequate instructions and warnings and we have historically had low numbers of reported reactions, previously unknown adverse reactions could occur. If we discover that our products are causing adverse reactions, or if we determine that any of our employees have not properly handled reports of adverse reactions, we could suffer further adverse publicity or government sanctions.

As a result of the type of products that we sell, we may be subject to various product liability claims, including that the products fail to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects. Consumer protection laws and regulations governing our business continue to expand, and in some states such as California, class-action lawsuits based on increasingly novel theories of liability are expanding. Product liability claims could increase our costs, and adversely affect our business and financial results. As we continue to offer an increasing number of new products through larger scale, limited-time offers our product liability risk may increase.

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

The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with our employees, sales force, consumers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property rights may not be sufficient to permit us to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. In addition, the laws of certain foreign countries where we have significant business, including markets such as Mainland China, do not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our patents and trademarks may be substantial or even not practical. We have filed patent and trademark applications to protect our intellectual property rights in our new technologies, however, there can be no assurance that our patent and trademark applications will be approved and issue, that any patents and trademarks issued will adequately protect our intellectual property, or that such patents and trademarks will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. Moreover, many of our products rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

To enforce and protect our intellectual property rights, we may initiate litigation against third parties, such as patent and trademark infringement suits or interference proceedings and seek indemnification by contract or otherwise. Any lawsuits that we initiate could be expensive, take significant time and divert management's attention from other business concerns, and we may ultimately fail to prevail or recover on any indemnification claim. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may adversely affect our financial condition or diminish our investments in this area.

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

We will be required to repay the $210.0 million principal amount of our Convertible Notes in cash upon maturity or conversion, which may adversely affect our liquidity.

Our Convertible Notes mature in 2020 and are currently convertible at the holder's discretion at a conversion rate as of January 31, 2017 of 21.5054 per $1,000 principal amount of Convertible Notes (which represented a conversion price of $46.50 per share). Upon conversion, we are required to settle the Convertible Notes in cash with respect to the principal amount of Convertible Notes converted and any accrued and unpaid interest to such date, and in shares of our common stock with respect to any additional amounts. For more information about the Convertible Notes, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" and Note 9 to the financial statements included in this report.

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing on favorable terms, or at all, to pay the amount of cash due upon conversion or maturity of the Convertible Notes. In addition, agreements governing any debt we have at the time such payments become due may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. If we fail to repay the Convertible Notes, to pay special interest, if any, due on the Convertible Notes, or to pay the amount of cash due upon maturity or conversion, we will be in default under the indenture governing the Convertible Notes, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to pay the amount of cash due upon maturity or conversion of the Convertible Notes. Furthermore, the use of cash to repay the Convertible Notes may adversely affect our liquidity and limit our ability to take advantage of unanticipated opportunities, to make acquisitions of other businesses or companies or to respond to changing business conditions or unanticipated competitive pressures. Any weakening of, or other adverse developments in, the U.S. or global credit markets could affect our ability to manage our debt obligations and our ability to access future debt.

In addition, if the Convertible Notes are converted we may be required to issue shares of our common stock to settle amounts due above the principal amount of the Convertible Notes, which may have a dilutive impact on holders of our common stock. Furthermore, the issuance of such shares of our common stock, any sales of shares of our common stock issuable upon such conversion of the Convertible Notes or the perception that such issuance or sales could occur could adversely affect the trading prices of our common stock. Because the number of shares of our common stock due upon conversion depends on the trading price of our common stock at the time the Convertible Notes are converted we cannot predict the extent of any dilutive or trading price impact related to the conversion of the Convertible Notes.

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

A failure of our internal controls over financial reporting or our compliance efforts could harm our stock price and our financial and operating results or could result in fines or penalties.

We have implemented internal controls to help ensure the accuracy of our financial reporting and have implemented compliance policies and programs to help ensure that our employees and sales force comply with applicable laws and regulations. Our internal audit team regularly audits our internal controls and various aspects of our business and compliance program, and we regularly assess the effectiveness of our internal controls. There can be no assurance, however, that our internal or external assessments and audits will identify all significant deficiencies or material weaknesses in our internal controls. A failure to correct a deficiency in internal controls could result in the ongoing deficiency being reclassified and disclosed as a material weakness. If a material weakness results in a material misstatement of our financial results, we would be required to restate our financial statements. For example, for the first three quarters of 2014, our management concluded that we did not maintain effective controls over the presentation and disclosure of hyper-inflationary accounting for our Venezuela subsidiary. As a result of this material weakness, we decided to restate our consolidated financial statements for the first quarter of 2014.

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

Our Class A common stock closed at $40.98 per share on January 30, 2015 and closed at $51.88 per share on January 31, 2017. During this two-year period, our Class A common stock traded as low as $23.51 per share and as high as $66.04 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

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

The functional currency in countries that are designated as highly inflationary economies under U.S. generally accepted accounting principles is the U.S. dollar, and transactions denominated in the local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. For example, during 2014 and 2015, we recorded $46.3 million and $10.2 million, respectively, of non-cash foreign currency charges related to the devaluation of the Venezuela currency. During the third quarter of 2016, we ceased business operations in Venezuela. Although we did not operate in any country other than Venezuela that was considered to have a highly inflationary economy during the periods ended December 31, 2014, 2015 and 2016, other countries, including Argentina and Ukraine, have experienced weakening currencies, and it is currently possible that such countries may be so designated in the future. Our Venezuela, Argentina and Ukraine subsidiaries' net sales revenue each represented less than 1% of consolidated net sales revenue during each of the periods ended December 31, 2014, 2015 and 2016.

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

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2016, we had $86.5 million in cash denominated in Chinese RMB. Currency exchange restrictions in Venezuela also impeded our Venezuela subsidiary's ability to obtain U.S. dollars to pay for imported products or to repatriate dividends to the United States. We ceased business operations in Venezuela in the third quarter of 2016.

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

ITEM 3.     LEGAL PROCEEDINGS

As previously disclosed, we are currently involved in a dispute related to customs assessments by Yokohama Customs on several of our products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest (we were previously required to post a bond or make a deposit to secure any additional duties that may have been due and payable on current imports, but we are no longer required to do so). Additional assessments related to any prior period are barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice pursuant to the transaction value method under the World Trade Organization Customs Valuation Agreement or whether it must use one of the alternative valuation methods provided in that agreement, and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation. Following our review of the assessments and after consulting with legal and customs advisors, we believe that use of the manufacturer's invoice is the appropriate valuation method and that the additional assessments are improper and are not supported by applicable customs laws because they are based on an alternative valuation method. We filed letters of protest with the applicable Customs authorities, which were rejected. We then appealed the matter to the Ministry of Finance in Japan, which denied our administrative appeal in the second quarter of 2011. We pursued the matter in Tokyo District Court, which in February 2016 issued its ruling upholding the additional customs assessments. As a result of the District Court's decision, we recorded a charge of $31.4 million in the first quarter of 2016. This charge was a non-cash item because we were previously required to pay the assessments. This charge represents the full amount that was disputed, including assessments for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the date of the District Court's decision. We have appealed the District Court's decision to the Tokyo High Court. We anticipate that additional disputed duties will be limited going forward as we purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a negative material effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "NUS." The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2015 and 2016 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2015	$62.63	$39.26
June 30, 2015	62.87	47.02
September 30, 2015	49.92	38.00
December 31, 2015	47.53	31.15

Quarter Ended	High	Low

March 31, 2016	$38.90	$23.51
June 30, 2016	47.65	36.78
September 30, 2016	65.15	44.95
December 31, 2016	66.04	46.35

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

The closing price of our Class A common stock on January 31, 2017, was $51.88. The approximate number of holders of record of our Class A common stock as of January 31, 2017 was 360. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

We declared and paid a $0.35 per share dividend for Class A common stock each quarter in 2015 and a $0.355 per share dividend for Class A common stock each quarter in 2016. The board of directors has approved an increased quarterly cash dividend of $0.36 per share of Class A common stock to be paid on March 15, 2017, to stockholders of record on February 27, 2017. Annually, this would increase the dividend to $1.44 from $1.42 in the prior year. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

October 1 – 31, 2016	1,449,136	$ 64.20	1,449,136	$ 312.3
November 1 – 30, 2016	1,676,062	56.37	1,676,062	217.8
December 1 – 31, 2016	359,693	50.07	359,693	199.7
Total	3,484,891	58.97	3,484,891

(1)
In October 2015, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500.0 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers (the "Peer Group") for the period from December 31, 2011 through December 31, 2016. The graph assumes that $100 was invested in each of the Class A common stock, the S&P 500 Index and the index of publicly traded peers on December 31, 2011 and that all dividends were reinvested. The Peer Group consists of the following companies, which compete in our industry and product categories: Avon Products, Inc., The Estée Lauder Companies Inc., Tupperware Brands Corporation, Herbalife Ltd., USANA Health Sciences, Inc., Nature's Sunshine Products, Inc., Weight Watchers International, Inc. and Mannatech, Inc. Elizabeth Arden, Inc. was included in the Peer Group that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 but is no longer a publicly traded company.

Measured Period	Nu Skin	S&P 500 Index	Peer Group Index
December 31, 2011	$100.00	$100.00	$100.00
December 31, 2012	77.63	116.00	95.14
December 31, 2013	295.00	153.58	131.30
December 31, 2014	95.74	174.60	104.16
December 31, 2015	85.67	177.01	111.04
December 31, 2016	111.71	198.18	100.38

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

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2012, 2013, 2014, 2015 and 2016 have been derived from the audited consolidated financial statements:

	Year Ended December 31,
	2012	2013	2014		2015		2016
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$2,132,257	$3,176,718	$2,569,495		$2,247,047		$2,207,797
Cost of sales	353,152	505,806	478,434	(1)	489,510	(1)(2)	500,457	(2)(3)
Gross profit	1,779,105	2,670,912	2,091,061		1,757,537		1,707,340
Operating expenses:
Selling expenses	932,812	1,476,772	1,116,572		951,372		922,083
General and administrative expenses	505,449	640,028	622,301		561,463	(2)	554,153	(2)
Total operating expenses	1,438,261	2,116,800	1,738,873		1,512,835		1,476,236
Operating income	340,844	554,112	352,188		244,702		231,104
Other income (expense), net	4,398	2,828	(53,681	)(4)	(32,743	)(4)	(18,265)
Income before provision for income taxes	345,242	556,940	298,507		211,959		212,839
Provision for income taxes	123,597	192,052	109,331		78,913		69,753
Net income	$221,645	$364,888	$189,176		$133,046		$143,086
Net income per share:
Basic	$3.66	$6.23	$3.20		$2.29		$2.58
Diluted	$3.52	$5.94	$3.11		$2.25		$2.55
Weighted-average common shares outstanding (000s):
Basic	60,600	58,606	59,073		57,997		55,412
Diluted	63,025	61,448	60,887		59,057		56,097

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$333,403	$547,127	$300,208		$303,725		$368,126
Working capital	268,500	341,542	416,338		298,795		315,326
Total assets	1,124,807	1,821,062	1,614,434		1,505,843		1,474,045
Current portion of long-term debt	39,019	67,824	82,770		67,849		82,727
Long-term debt	154,963	113,852	164,567		181,745		334,165
Stockholders' equity	590,612	858,619	942,438		825,621		664,070
Cash dividends declared per share	0.80	1.20	1.38		1.40		1.42

Supplemental Operating Data (at end of period):
Approximate number of Customers(5)	946,000	1,335,000	1,208,000		994,000		988,000
Number of Sales Leaders(6)	51,790	102,117	62,009		67,575		61,627

(1)	Includes write-downs of inventory of $50.0 million and $37.9 million in 2014 and 2015, respectively, resulting primarily from reduced sales expectations primarily in our Greater China region.

(2)	Reflects the reclassification of $31.5 million in 2015 and $33.5 million in 2016 in overhead expenses from general and administrative expense to cost of sales.

(3)	Includes a non-cash Japan customs expense of $31.4 million.

(4)	Includes $46.3 million and $10.2 million of foreign currency charges in 2014 and 2015, respectively, related to the devaluation of the Venezuela currency.

(5)	"Customers," previously referred to as "Actives," are persons who purchased products directly from the company during the previous three months.

(6)	"Sales Leaders" are independent distributors, and sales employees and independent marketers in China, who achieve certain qualification requirements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K.

Business Overview

Our Products

Founded more than 30 years ago, Nu Skin Enterprises, Inc. develops and distributes innovative consumer products, offering a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2016, our revenue of $2.2 billion was primarily generated by our two category brands: our beauty and personal care category brand known as Nu Skin and our nutritional products category brand, Pharmanex. We have also leveraged our scientific expertise in the area of anti-aging to develop our ageLOC brand that features innovative products in both of these categories. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products.

Our Global Operations

Nu Skin's operations span approximately 50 markets with approximately 91% of our 2016 revenue coming from outside of the United States.  Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign currency fluctuations. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

A Global Network of Sales Leaders and Customers

As of December 31, 2016, we had approximately 988,000 persons who purchased products directly from the company during the previous three months ("Customers," or previously referred to as "Actives"). We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity to generate income by marketing and reselling products.

Our revenue is highly influenced by the number and productivity of our Sales Leaders. Sales Leaders are independent distributors, and sales employees and independent marketers in China, who achieve certain qualification requirements.

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

Since 2008, we have focused on the development of products under our ageLOC brand, an innovative line of anti-aging solutions that feature skin treatment and nutritional products. The ageLOC brand has generated more than $6 billion in cumulative sales since its 2008 introduction. This anti-aging line includes such products as our ageLOC Me customized skin care system, ageLOC Spa systems and gels, ageLOC Youth nutritional supplement, and ageLOC TR90 weight management system. Beginning in the second half of 2017 and continuing into 2018, we plan to launch our ageLOC LumiSpa treatment and cleansing device. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our number of Customers and Sales Leaders.

Our Product Launch Process

We use a variety of methods to launch our products, enabling us to tailor the launch process to the specific market and the specific product. Prior to making a product generally available for purchase in a market, we typically do a promotional offering of the product, such as a preview of the product to our key Sales Leaders in the market, a limited-time offer, or other type of promotion. Sales Leader previews, limited-time offers and other promotions may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons. We believe our product launch process also attracts new people to our business, helping drive growth in our Sales Leaders and Customers through increased consumer trial.

We may experience difficulty effectively managing growth associated with these limited-time offers and may face increased risk of improper sales force activities and related government scrutiny. In addition, the size and condensed schedule of these product launches increases pressure on our supply chain and order processing systems. If we are unable to accurately forecast sales levels in each market for product launches or ongoing product sales, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or ongoing product sales or if we change our planned launch strategies or initiatives, we could incur inventory write-downs. For example, in 2014 and 2015, we incurred inventory write-downs of $50.0 million and $37.9 million, respectively, which primarily resulted from reduced sales expectations primarily in our Greater China region. Any additional write-down of inventory in any of our markets would negatively impact our gross margins. Although our previous limited-time offers have not materially affected our product return rate, these events may increase our product return rate in the future. If we fail to effectively forecast or manage our supply chain and information systems in the product launch process or for ongoing product sales, our reputation and profitability could be negatively impacted.

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

Revenue by Region

	Year Ended December 31,
(U.S. dollars in millions)	2014		2015		2016

Greater China	$948.5	37%	$771.6	34%	$794.4	36%
North Asia	783.0	30	686.5	31	692.7	31
South Asia/Pacific	328.4	13	322.0	14	296.8	13
Americas	329.0	13	329.7	15	276.6	13
EMEA	180.6	7	137.2	6	147.3	7
	$2,569.5	100%	$2,247.0	100%	$2,207.8	100%

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

Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include sales commissions paid to our sales force, special incentives, costs for incentive trips and other rewards, as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in Mainland China. Selling expenses do not include amounts we pay to our sales force based on their personal purchases; rather, such amounts are reflected as reductions to revenue. Our global sales compensation plan, which we employ in all our markets except Mainland China, is an important factor in our ability to attract and retain our Sales Leaders. Under our global sales compensation plan, Sales Leaders can earn "multi-level" compensation, where they earn commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on sales materials. Small fluctuations occur in the amount of commissions paid as the Customers and Sales Leaders change from month to month. However, with approximately 988,000 Customers and 61,627 Sales Leaders, the fluctuation in the overall payout is relatively small. Selling expenses as a percentage of revenue typically increase in connection with a limited-time offer due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on selling expenses.

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

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates in 2016 were approximately 16.5% in Hong Kong, 17.0% in Taiwan, 22.7% in South Korea, 37.3% in Japan and 25.0% in Mainland China. We are subject to taxation in the United States at the statutory corporate federal tax rate of 35%, and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 32.8% for the year ended December 31, 2016.

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

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between Nu Skin affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2016, we had net deferred tax assets of $35.1 million. We net these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. These net deferred tax assets assume sufficient future earnings will exist for their realization, and are calculated using anticipated tax rates. In certain foreign jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of net operating losses. When we determine that there is sufficient taxable income to utilize the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We evaluate our indefinite reinvestment assertions with respect to foreign earnings for each period. Other than earnings we intend to reinvest indefinitely, we accrue for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, we accrue the applicable foreign income taxes. We intend to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that we have indefinitely reinvested aggregate to $70.0 million and $70.0 million as of December 31, 2016 and 2015, respectively. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $7.6 million.

The company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2011. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2011. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. We have elected to participate in the CAP program for 2017 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time. In major foreign jurisdictions, we are generally not subject to income tax examinations for years before 2010. However, statutes in certain countries may be as long as ten years for transfer pricing related issues. Along with the IRS examination of 2011, we are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

Our unrecognized tax benefits are related to multiple foreign and domestic jurisdictions. There are potential changes in unrecognized tax benefits from the multiple jurisdictions in which we operate, as well as the expiration of various statutes of limitation and possible completion of tax examinations; however, we do not anticipate that our total unrecognized tax benefits will significantly change over the next 12 months.

At December 31, 2016, we had $5.3 million in unrecognized tax benefits of which $1.0 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2015, we had $7.8 million in unrecognized tax benefits of which $0.9 million, if recognized, would affect the effective tax rate. We recognized approximately $0.4 million in interest and penalties during the year ended December 31, 2015 and a benefit of $0.8 million in interest and penalties during the year ended December 31, 2016. We had approximately $1.3 million, $1.7 million and $0.9 million of accrued interest and penalties related to uncertain tax positions at December 31, 2014, 2015 and 2016, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2014	2015	2016

Revenue	100.0%	100.0%	100.0%
Cost of sales	18.6	21.8	22.7

Gross profit	81.4	78.2	77.3

Operating expenses:
Selling expenses	43.5	42.3	41.7
General and administrative expenses	24.2	25.0	25.1

Total operating expenses	67.7	67.3	66.8

Operating income	13.7	10.9	10.5
Other income (expense), net	(2.1)	(1.5)	(0.8)

Income before provision for income taxes	11.6	9.4	9.7
Provision for income taxes	4.2	3.5	3.2

Net income	7.4%	5.9%	6.5%

2016 Compared to 2015

Overview

Revenue in 2016 decreased 2% to $2.21 billion from $2.25 billion in 2015, with foreign currency fluctuations negatively impacting revenue 2%. As of the end of the fourth quarter of 2016, Sales Leaders and Customers were down 9% and 1%, respectively, compared to the prior year. Earnings per share for 2016 were $2.55, compared to $2.25 for 2015.

In 2016, our Mainland China business generated 8% revenue growth, or 14% revenue growth on a local-currency basis, compared to 2015. Revenue in our EMEA region also increased 7%, reflecting the success of Sales Leader social media initiatives in certain markets of that region. These gains were offset by declines in our Americas and South Asia/Pacific regions as we experienced a decline in Sales Leaders in these regions.

During 2015 and 2016, and continuing into 2017, we launched our ageLOC Youth nutritional supplement and our ageLOC Me customized skin care system across our markets. These products have generated more than $500 million in cumulative sales through the end of 2016, with more than $400 million generated during 2016. We expect that our revenue will continue to be positively impacted by new product launches. Beginning in the second half of 2017 and continuing into 2018, we plan to launch our ageLOC LumiSpa treatment and cleansing device.

The year-over-year increase in our earnings per share primarily reflects slightly lower selling expenses as a percentage of revenue, a reduction in foreign-currency charges, and lower weighted-average shares outstanding in 2016 due to approximately $247 million in share repurchases during 2016.

Revenue

Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2015	2016	Change

Mainland China	$565.5	$610.4	8%
Taiwan/Hong Kong	206.1	184.0	(11%)
Greater China total	$771.6	$794.4	3%

Foreign currency fluctuations negatively impacted revenue in the Greater China region by 5% in 2016 compared to 2015. Sales Leaders and Customers in the region decreased 2% and increased 11%, respectively, in the fourth quarter of 2016 compared to the prior-year period.

The year-over-year revenue increase in the region reflects approximately $79 million in revenue generated by a limited-time offer of ageLOC Me during the second and third quarters of 2016. The results of this limited-time offer were strong, particularly in Mainland China, where revenue grew 8%, or 14% on a local-currency basis, in 2016. There were no significant limited-time offers in the region during 2015, but revenue in 2015 was positively impacted by small previews of ageLOC Me to key Sales Leaders in the region and of ageLOC Youth in Hong Kong.

Sales Leaders and Customers in Mainland China increased 5% and 23%, respectively, compared to the fourth quarter of 2015, primarily driven by the limited-time offer of ageLOC Me. Sales Leaders and Customers in Taiwan were down 16% and 8%, respectively, and Sales Leaders and Customers in Hong Kong were down 36% and 13%, respectively. These decreases in Taiwan and Hong Kong reflect continued softness that we have seen for the last several quarters in these markets. We also believe that recent allegations and media scrutiny regarding the alleged improper importation and sale of ageLOC Body Spa devices in Taiwan in 2011 and 2012 may have negatively impacted our sales force and reputation in that market and may continue to do so. For more information, see Item 1A. Risk Factors—"If our ageLOC Spa systems or Pharmanex BioPhotonic Scanner are determined to be medical devices in a particular geographic market or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such tools could be harmed, and we could face legal or regulatory actions."

We currently plan to make ageLOC Me generally available for purchase in this region during the first quarter of 2017.

North Asia. The following table sets forth revenue for the North Asia region and its principal markets (U.S. dollars in millions):

	2015	2016	Change

South Korea	$422.3	$413.7	(2%)
Japan	264.2	279.0	6%
North Asia total	$686.5	$692.7	1%

Revenue in the region for 2016 was favorably impacted 3% by foreign-currency fluctuations compared to 2015.

Revenue in South Korea was down 2% on a year-over-year basis, reflecting a negative foreign-currency impact of 2%. Local-currency revenue in this market was even with the prior year despite increased limited-time offer sales during 2016; during the third quarter of 2016, we generated approximately $49 million in revenue from a limited-time offer of a local variation of ageLOC Youth in this market, compared to approximately $18 million generated from a limited-time offer of ageLOC Me in this market in the prior year. Our Sales Leaders and Customers in South Korea decreased 1% and 11%, respectively, compared to the prior-year period. Although the limited-time offer in this market generated an increase in Sales Leaders during the third quarter of 2016, it did not generate a similar increase in Customers. We made ageLOC Youth generally available for purchase in South Korea during the fourth quarter of 2016.

Revenue in Japan increased 6% on a year-over-year basis, reflecting a positive foreign-currency impact of 11%. On a local-currency basis, revenue declined 5%. Sales Leaders and Customers in Japan decreased 13% and 10%, respectively, in the fourth quarter of 2016 compared to the prior-year period. In the fourth quarter of 2015, a limited-time offer of ageLOC Me generated an increased level of Sales Leader activity. The year-over-year declines in local-currency revenue, Sales Leaders and Customers reflect the absence of any limited-time offers in this market during 2016, the challenging regulatory environment and continued softness in this market. We made ageLOC Youth generally available for purchase in Japan during the fourth quarter of 2016.

South Asia/Pacific. The following table sets forth revenue for the South Asia/Pacific region (U.S. dollars in millions):

	2015	2016	Change

South Asia/Pacific	$322.0	$296.8	(8%)

Foreign currency fluctuations negatively impacted revenue in the South Asia/Pacific region by 2% in 2016 compared to the prior year. Sales Leaders and Customers in the region decreased 28% and 3%, respectively, compared to the fourth quarter of 2015.

The year-over-year comparisons for this region reflect declines in our revenue, Sales Leaders and Customers in Thailand as well as the majority of the region, partially offset by strong growth in Australia. The year-over-year comparisons also reflect decreased limited-time offer activity in the region. We generated approximately $35 million of revenue from a limited-time offer of ageLOC Youth during the second quarter of 2016, compared to approximately $48 million of revenue from a limited-time offer of ageLOC Youth during the second half of 2015.

On a sequential basis, Sales Leaders increased 5% from the third quarter to the fourth quarter of 2016, and Customers remained even.

Americas. The following table sets forth revenue for the Americas region (U.S. dollars in millions):

	2015	2016	Change

United States/Canada	$284.9	$244.9	(14%)
Latin America	44.8	31.7	(29%)
Americas total	$329.7	$276.6	(16%)

Foreign currency fluctuations negatively impacted revenue in the Americas region by 3% in 2016 compared to 2015. Sales Leaders and Customers in the region decreased 23% and 6%, respectively, in the fourth quarter of 2016 compared to the prior-year period.

The declines in revenue, Sales Leaders and Customers in the region are partially attributable to a limited-time offer of ageLOC Youth in the fourth quarter of 2015, which generated approximately $21 million in revenue. We did not have any limited-time offers in this region during 2016. On a sequential basis, Sales Leaders remained even from the third quarter to the fourth quarter of 2016, and Customers decreased 3%.

Our 2016 results for the Americas region also reflect softness in this region. Revenue in the United States decreased 17% compared to 2015. Elsewhere in the region, revenue growth in Canada, our second-largest market by revenue in this region, was more than offset by declines in parts of Latin America.

During January 2017, we ceased business operations in Guatemala, Honduras, El Salvador and Costa Rica. Together, these markets accounted for less than 1% of our 2016 consolidated revenue.

EMEA. The following table sets forth revenue for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2015	2016	Change

EMEA	$137.2	$147.3	7%

Foreign currency fluctuations negatively impacted revenue in the EMEA region by 1% in 2016 compared to 2015. Sales Leaders and Customers in the region increased 13% and 17%, respectively, in the fourth quarter of 2016 compared to the fourth quarter of 2015. The year-over-year increases in revenue, Sales Leaders and Customers reflect the success of Sales Leader social media initiatives in certain markets of the region. We also made increased use of seasonal promotions in 2016.

Gross profit

Gross profit as a percentage of revenue in 2016 decreased to 77.3% compared to 78.2% in 2015. The decline is due to a non-cash Japan customs expense of $31.4 million in the first quarter of 2016, partially offset by lower inventory write-downs in 2016 compared to 2015. In the third quarter of 2015, we incurred a $37.9 million write-down of inventory primarily in our Greater China region. For more information about the 2016 Japan customs expense and the 2015 inventory write-down, see Notes 23 and 2, respectively, to the consolidated financial statements contained in this report.

Selling expenses

Selling expenses as a percentage of revenue decreased to 41.7% in 2016, compared to 42.3% in 2015. The decline in selling expenses as a percentage of revenue primarily reflects the decline in our Sales Leaders, as well as other normal fluctuations in our sales compensation.

General and administrative expenses

General and administrative expenses decreased to $554.2 million in 2016, compared to $561.5 million in 2015. As a percentage of revenue, general and administrative expenses increased to 25.1% in 2016 from 25.0% in 2015.

Other income (expense), net

Other income (expense), net was $18.3 million of expense in 2016, compared to $32.7 million of expense in 2015. The decrease in expense primarily reflects a decrease of $18.4 million in foreign-currency charges, partially offset by a $7.7 million increase in interest expense primarily due to the convertible debt that we issued in the second quarter of 2016.

Provision for income taxes

Provision for income taxes decreased to $69.8 million in 2016 from $78.9 million in 2015. The effective tax rate decreased to 32.8% in 2016 from 37.2% of pre-tax income in 2015. The year-over-year decrease in the effective tax rate for 2016 is a result of the substantial liquidation of our business operations in Venezuela, which resulted in the recognition of a previously unrecognized deferred tax asset. The year-over-year comparisons also reflect an increased tax rate in the third quarter of 2015, which was due largely to lower-than-anticipated profits in Greater China caused by the inventory charge we incurred in that quarter. The lower-than-anticipated profits prevented us from recognizing a deferred tax asset associated with Greater China in 2015, but it was recognized in 2016. These declines in our effective tax rate were partially offset by the negative impact of a change in tax law that was enacted in December 2016 related to the taxation of foreign currency translation gains or losses arising from qualified business units.

Net income

As a result of the foregoing factors, net income in 2016 increased to $143.1 million, compared to $133.0 million in 2015.

2015 Compared to 2014

Overview

Revenue in 2015 decreased 13% to $2.2 billion from $2.6 billion in 2014, with foreign currency fluctuations negatively impacting revenue 8%. Sales Leaders and Customers were up 9% and down 18%, respectively, compared to the prior year. Earnings per share for 2015 were $2.25, compared to $3.11 for 2014.

The year-over-year comparisons were affected by limited-time offer activity in 2014 and the lack of major new product initiatives through the first half of 2015. Limited-time offers of our ageLOC Tru Face Essence Ultra anti-aging skin care serum and our ageLOC TR90 weight management and body shaping system generated approximately $194 million in revenue during 2014. Following the launch of ageLOC TR90 in 2013 and the beginning of 2014, we did not have any major new product initiatives until the second half of 2015, which presented challenges in our ability to grow the business. Revenue generated from limited-time offers of ageLOC Youth in our South Asia/Pacific and Americas regions and ageLOC Me in our North Asia region during 2015 totaled approximately $96 million.

Foreign currency fluctuations negatively impacted our 2015 revenue by 8% on a consolidated basis, compared to 2014. In addition, our 2015 earnings per share reflected a first-quarter charge of $10.2 million related to a new foreign exchange mechanism for the Venezuela currency and foreign currency translation expenses of $17.0 million. In 2014, we similarly incurred a charge of $46.3 million related to the Venezuela currency. For more information regarding these items, please see "—Other income (expense), net."

Our earnings per share also reflected inventory write-downs of $37.9 million in 2015 and $50.0 million in 2014. Both of these write-downs of estimated surplus inventory resulted from reduced sales expectations primarily in our Greater China region.

Revenue

Greater China. The following table sets forth revenue for the Greater China region and its principal markets (U.S. dollars in millions):

	2014	2015	Change

Mainland China	$675.1	$565.5	(16%)
Taiwan/Hong Kong	273.4	206.1	(25%)
Greater China total	$948.5	$771.6	(19%)

Foreign currency fluctuations negatively impacted revenue in the Greater China region by 2% in 2015.

The year-over-year revenue decline reflected approximately $130.5 million in revenue in this region in 2014 generated by limited-time offers of ageLOC Tru Face Essence Ultra and ageLOC TR90, consisting of $80.8 million in Mainland China and $49.7 million in Taiwan and Hong Kong. Although there were no significant limited-time offers in the region during 2015, revenue was positively impacted by small previews of ageLOC Me to key Sales Leaders in the region, and ageLOC Youth in Hong Kong, during the fourth quarter.

The year-over-year revenue decline for the region also reflected the disruption of our business in Mainland China and subsequent loss of Sales Leaders in 2014. We believe our business in Mainland China stabilized in 2015.  For example, on a sequential basis, revenue in Mainland China for the fourth quarter of 2015 was 4% higher than the third quarter of 2015.

Sales Leaders in Mainland China increased 16% and Customers decreased 52% compared to 2014. Sales Leaders and Customers in Taiwan were down 14% and 18%, respectively, compared to 2014. Sales Leaders in Hong Kong were up 6% and Customers were down 19% compared to 2014. The decrease in Customers across the region reflected promotional activity that took place during the fourth quarter of 2014. On a sequential basis, Sales Leaders and Customers in the region increased 8% and 6%, respectively, from September 30, 2015 to December 31, 2015.

We believe that allegations and media scrutiny regarding the alleged improper importation and sale of ageLOC Body Spa devices in Taiwan in 2011 and 2012 may have negatively impacted our sales force and reputation in that market. For more information, see Item 1A. Risk Factors—"If our ageLOC Spa systems or Pharmanex BioPhotonic Scanner are determined to be medical devices in a particular geographic market or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such tools could be harmed, and we could face legal or regulatory actions."

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

Local-currency revenue in South Korea was down 3% on a year-over-year basis. This decline reflects approximately $39 million in revenue in 2014 generated by limited-time offers of ageLOC Tru Face Essence Ultra and TR90. During 2015, we did not have a major product introduction in South Korea until the fourth quarter, when we introduced ageLOC Me in a limited-time offer, generating approximately $18 million in sales. Revenue from this limited-time offer was lower than our internal goals.  We believe our bundling of the device with an optional 12-month product commitment may have contributed to these lower-than-expected results. We also believe that the results may have reflected softness in the South Korea market. Our Sales Leaders and Customers in South Korea decreased 2% and 8%, respectively, compared to the prior year.

Local-currency revenue in Japan decreased 4% on a year-over-year basis, reflecting challenges related to the difficult direct selling environment in Japan and the lack of a major product introduction until the fourth quarter of 2015. Our limited-time offer of ageLOC Me in December generated an increased level of Sales Leader activity. Sales Leaders in Japan increased 2% and Customers decreased 5% compared to 2014. The regulatory environment in Japan continues to be challenging.

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

Sales Leaders in the region increased 24%, driven primarily by the limited-time offer of ageLOC Youth, and Customers decreased 4% in 2015 compared to the prior year.

Americas. The following table sets forth revenue for the Americas region (U.S. dollars in millions):

	2014	2015	Change

United States/Canada	$272.4	$284.9	5%
Latin America	56.6	44.8	(21%)
Americas total	$329.0	$329.7	*

* Less than 1%

The year-over-year revenue comparison for this region reflected approximately $21 million of revenue generated by a limited-time offer of ageLOC Youth in the United States and Canada during the fourth quarter of 2015, compared to approximately $10 million in limited-time offer sales of ageLOC TR90 in the region during 2014.

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

Sales Leaders in the Americas region increased 17%, driven primarily by the fourth-quarter limited-time offer of ageLOC Youth, and Customers decreased 5%, compared to the prior year.

EMEA. The following table sets forth revenue for the Europe, Middle East and Africa ("EMEA") region (U.S. dollars in millions):

	2014	2015	Change

EMEA	$180.6	$137.2	(24%)

Foreign currency fluctuations negatively impacted revenue in the EMEA region by 16% in 2015 compared to the prior year. The year-over-year revenue decline in EMEA was impacted by 2014 limited-time offers of TR90, which generated revenue of approximately $8 million in the region in 2014. There were no limited-time offers in the region in 2015. Revenue was also negatively impacted by a year-over-year decline of 4% in both Sales Leaders and Customers, which we believe was due in part to a lack of major new product initiatives.

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

Other income (expense), net

Other income (expense), net was $32.7 million of expense in 2015, compared to $53.7 million of expense in 2014. These expenses reflect non-cash foreign currency charges of $10.2 million in the first quarter of 2015 and $46.3 million in the first half 2014 resulting from the impact of the devaluation of the Venezuela currency on the monetary assets and liabilities of our Venezuela entity. We also incurred foreign currency translation expenses of $17.0 million in 2015. In 2014, we incurred a charge of $7.4 million related to the prepayment of debt, partially offset by approximately $7.0 million in tax incentives related to our China headquarters.

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

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt in order to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $275.3 million in cash from operations during 2016, compared to $322.1 million in cash from operations during 2015. This decrease in cash generated from operations during 2016 reflects the payment of a significant amount of items that were accrued as of the end of 2015, particularly commissions based on limited-time offers during December 2015.

As of December 31, 2016, cash and cash equivalents, including current investments, were $368.1 million compared to $303.7 million as of December 31, 2015. This increase in cash and cash equivalents primarily reflects our cash from operations, partially offset by dividend payments, long-term debt repayments and purchases of property and equipment. We also repurchased approximately $247 million of our common stock during 2016, primarily using the approximately $200 million in proceeds from our issuance of convertible debt. Working capital as of December 31, 2016 was $315.3 million compared to $298.8 million as of December 31, 2015. The increase in working capital was primarily due to our higher cash balance at the end of 2016 compared to 2015.

Capital expenditures in 2016 totaled $50.2 million, and we anticipate capital expenditures of approximately $60 million for 2017. We expect that the capital expenditures in 2017 will be primarily related to:

•       the expansion and upgrade of facilities in our various markets; and

•	purchases and expenditures for computer systems and equipment, software, and application development.

In June 2016, we issued $210.0 million principal amount of convertible 4.75% senior notes, due 2020 (the "Convertible Notes") to Ping An ZQ China Growth Opportunity Limited ("Ping An ZQ") at face value. Net proceeds on the issuance of the Convertible Notes were $203 million.  We used the proceeds for repurchasing common stock throughout the remainder of 2016. The Convertible Notes are senior unsecured obligations of the Company and rank equal in right of payment to all senior unsecured indebtedness of the Company. Interest on the Convertible Notes is payable semiannually in cash on June 15 and December 15, and the Convertible Notes mature on June 15, 2020, subject to earlier conversion. Although the stated interest rate on the Convertible Notes is 4.75%, interest on this debt is expensed on our income statement at a rate of approximately 7.1%, reflecting the amortization of a debt discount resulting from approximately $6.3 million in issuance costs and approximately $10.9 million of the principal amount that is allocated to equity due to the conversion option. As of December 16, 2016, the Convertible Notes became convertible at the holder's discretion at a conversion rate of 21.5054 per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of $46.50 per share), in each case subject to customary anti-dilution adjustments. As of January 31, 2017, the conversion price remained at $46.50 per share. Upon conversion, we intend to settle the Convertible Notes in cash with respect to the principal amount of Convertible Notes converted and any accrued and unpaid interest to such date, and in shares of our common stock with respect to any additional amounts.

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

Our Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent, provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years ending in October 2019. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of December 31, 2016, we had debt pursuant to the Credit Agreement of $203.8 million. See Note 9 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement, Convertible Notes and other debt.

Our board of directors has approved a stock repurchase plan authorizing us to repurchase up to $500 million of our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for strategic initiatives and to offset dilution from our equity incentive plans and from conversion of the Convertible Notes. During 2016, we repurchased approximately 4.5 million shares of Class A common stock under this plan for $247.2 million. At December 31, 2016, $199.7 million was available for repurchases under the stock repurchase plan.

Our board of directors declared and paid cash dividends on our Class A common stock of $0.355 per share during each quarter of 2016. These quarterly cash dividends totaled approximately $78.4 million. The board of directors has approved an increased quarterly cash dividend of $0.36 per share of Class A common stock to be paid on March 15, 2017, to stockholders of record on February 27, 2017. Annually, this would increase the dividend to $1.44 from $1.42 in 2016. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of December 31, 2016 and 2015, we held $368.1 million and $303.7 million, respectively, in cash and cash equivalents, including current investments.  These amounts include $283.5 million and $241.4 million as of December 31, 2016 and 2015, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain countries as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends and intercompany charges for products, use of intangible property, and corporate services. Some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2016, we had $86.5 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Except for partial indefinite reinvestment in two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Non-GAAP Financial Measures

Local-currency revenue growth is a non-GAAP financial measure that removes the impact of fluctuations in foreign-currency exchange rates, thereby facilitating period-to-period comparisons of the company's performance. It is calculated by translating the current period's revenue at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period's revenue.

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2016 (U.S. dollars in thousands):

	Total	2017	2018-2019	2020-2021	Thereafter

Long-term debt obligations(1)	$435,178	$82,727	$142,451	$210,000	$--
Interest payable	48,955	16,729	27,654	4,572	--
Operating lease obligations	120,217	36,180	51,311	17,599	15,127
Financing obligations	5,841	631	1,320	1,388	2,502
Purchase obligations	163,472	131,974	18,533	11,511	1,454
Other long-term liabilities reflected on the balance sheet(2)	76,799	9,211	5,894	5,183	56,511
Total	$850,462	$277,452	$247,163	$250,253	$75,594

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $18.3 million.

(2)	The timing of the commitments in Other long-term liabilities reflected on the balance sheet is uncertain and represents management's best estimate.

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

Prior to making a product generally available for purchase in a market, we typically do a promotional offering of the product, such as a preview of the product to our key Sales Leaders in the market, a limited-time offer, or other type of promotion. Sales Leader previews, limited-time offers and other promotions may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons.

Customers and Sales Leaders

The following table provides information concerning the number of Customers and Sales Leaders as of the dates indicated. "Customers," previously referred to as "Actives," are persons who have purchased products directly from the Company during the three months ended as of the date indicated. "Sales Leaders" are independent distributors, and sales employees and independent marketers in China, who achieve certain qualification requirements.

	As of December 31, 2014		As of December 31, 2015		As of December 31, 2016
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Greater China	393,000	24,537	223,000	27,064	248,000	26,625
North Asia	391,000	17,478	366,000	17,415	329,000	16,330
South Asia/Pacific	124,000	8,458	119,000	10,476	116,000	7,584
Americas	186,000	7,471	176,000	8,708	166,000	6,683
EMEA	114,000	4,065	110,000	3,912	129,000	4,405
Total	1,208,000	62,009	994,000	67,575	988,000	61,627

Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2015				2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$543.3	$560.2	$571.3	$572.2	$471.8	$600.5	$604.2	$531.3
Gross profit	438.3	449.9	418.6	450.8	334.0	472.3	478.3	422.8
Operating income	68.6	71.8	42.5	61.7	8.1	79.8	82.4	60.8
Net income	36.3	44.7	16.3	35.8	3.3	44.7	56.9	38.2
Net income per share:
Basic	0.62	0.76	0.28	0.63	0.06	0.80	1.02	0.71
Diluted	0.60	0.75	0.28	0.62	0.06	0.79	0.98	0.69

Recent Accounting Pronouncements

A description of new accounting pronouncements is contained in Note 2 of the Notes to consolidated financial statements.

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, a significant portion of which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries' primary markets is considered the functional currency with the exception of our Asia product-distribution subsidiary in Singapore and our Venezuela subsidiary. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from outside of the United States, any strengthening of the U.S. dollar negatively impacts reported revenue and profits, whereas a weakening of the U.S. dollar positively impacts our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. During 2015 and 2016, the strengthening of the U.S. dollar against other currencies significantly impacted our financial results.

Foreign exchange risk is managed in certain jurisdictions through the use of foreign currency debt. Included in the cumulative translation adjustment are $1.4 million, zero and zero of pretax net gains for the years ended December 31, 2014, 2015 and 2016, respectively, from Japanese yen borrowings.

Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of December 31, 2016, we held non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third-party foreign debt with notional amounts of 11.5 billion South Korean won ($9.5 million), compared to 500.0 million Japanese yen, 9.0 million Canadian dollars and 5.8 billion South Korean won ($4.2 million, $6.5 million and $4.9 million, respectively) as of December 31, 2015. Gains and losses related to non-designated derivative contracts are recorded as part of Other Income (Expense). In addition, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 1.4 billion Japanese yen ($12.0 million) as of December 31, 2016, compared to 1.9 billion Japanese yen and 15.0 million euros ($15.8 million and 16.3 million, respectively) as of December 31, 2015, to hedge forecasted foreign-currency-denominated intercompany transactions. Because of our foreign exchange contracts at December 31, 2016, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen, the South Korean won or the euro would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2015				2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Argentina	8.7	9.0	9.2	10.0	14.7	14.2	15.0	15.5
Australia	1.3	1.3	1.4	1.4	1.4	1.3	1.3	1.3
Canada	1.2	1.2	1.3	1.3	1.4	1.3	1.3	1.3
Eurozone countries	0.9	0.9	0.9	0.9	0.9	0.9	0.9	0.9
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
Indonesia	12,826	13,144	14,066	13,767	13,505	13,270	13,129	13,243
Japan	119.2	121.4	122.1	121.5	115.1	107.7	102.4	109.6
Mainland China	6.2	6.2	6.3	6.4	6.5	6.5	6.7	6.8
Malaysia	3.6	3.7	4.2	4.3	4.2	4.0	4.1	4.3
Philippines	44.4	44.7	46.4	46.9	47.2	46.5	47.1	49.2
Singapore	1.4	1.3	1.4	1.4	1.4	1.4	1.4	1.4
South Korea	1,100.7	1,097.8	1,170.0	1,159.1	1,200.5	1,162.6	1,122.8	1,159.7
Taiwan	31.5	30.8	32.1	32.6	33.1	32.4	31.7	31.8
Thailand	32.6	33.3	35.5	35.8	35.6	35.2	34.8	35.4

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Currency Risk and Exchange Rate Information" and Note 17 to the consolidated financial statements contained in this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements. Set forth below is the index to the Financial Statements included in this Item 8:

Page
Consolidated Balance Sheets at December 31, 2015 and 2016	69

Consolidated Statements of Income for the years ended December 31, 2014, 2015 and 2016	70

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2015 and 2016	71

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2015 and 2016	72

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016	73

Notes to Consolidated Financial Statements	74

Report of Independent Registered Public Accounting Firm	108

2. Financial Statement Schedules:  Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2015	2016
ASSETS
Current assets
Cash and cash equivalents	$289,354	$357,246
Current investments	14,371	10,880
Accounts receivable	35,464	31,199
Inventories, net	265,256	249,936
Prepaid expenses and other	101,947	65,076
	706,392	714,337

Property and equipment, net	454,537	444,732
Goodwill	112,446	114,954
Other intangible assets, net	67,009	63,553
Other assets	165,459	136,469
Total assets	$1,505,843	$1,474,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$28,832	$41,261
Accrued expenses	310,916	275,023
Current portion of long-term debt	67,849	82,727
	407,597	399,011

Long-term debt	181,745	334,165
Other liabilities	90,880	76,799
Total liabilities	680,222	809,975

Commitments and contingencies (Notes 10 and 20)

Stockholders' equity
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	419,921	439,635
Treasury stock, at cost – 34.6 million and 38.0 million shares	(1,017,063)	(1,250,123)
Accumulated other comprehensive loss	(71,269)	(84,122)
Retained earnings	1,493,941	1,558,589
	825,621	664,070
Total liabilities and stockholders' equity	$1,505,843	$1,474,045

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2014	2015	2016

Revenue	$2,569,495	$2,247,047	$2,207,797
Cost of sales	478,434	489,510	500,457

Gross profit	2,091,061	1,757,537	1,707,340

Operating expenses:
Selling expenses	1,116,572	951,372	922,083
General and administrative expenses	622,301	561,463	554,153

Total operating expenses	1,738,873	1,512,835	1,476,236

Operating income	352,188	244,702	231,104
Other income (expense), net (Note 22)	(53,681)	(32,743)	(18,265)

Income before provision for income taxes	298,507	211,959	212,839
Provision for income taxes	109,331	78,913	69,753

Net income	$189,176	$133,046	$143,086

Net income per share:
Basic	$3.20	$2.29	$2.58
Diluted	$3.11	$2.25	$2.55

Weighted-average common shares outstanding (000s):
Basic	59,073	57,997	55,412
Diluted	60,887	59,057	56,097

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	Year Ended December 31,
	2014	2015	2016

Net income	$189,176	$133,046	$143,086

Other comprehensive income:
Foreign currency translation adjustment, net of taxes of $420, $114 and $2,483, respectively	(5,113)	(18,967)	(13,127)
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $(869), $(325) and $784, respectively	1,578	590	(1,423)
Less: Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $968, $756 and $(935), respectively	(1,758)	(1,371)	1,697
	(5,293)	(19,748)	(12,853)

Comprehensive income	$183,883	$113,298	$130,233

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders' Equity
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2014	$91	$397,383	$(826,904)	$(46,228)	$1,334,277	$858,619

Net income	—	—	—	—	189,176	189,176
Other comprehensive income, net of tax	—	—	—	(5,293)	—	(5,293)
Repurchase of Class A common stock (Note 11)	—	—	(45,724)	—	—	(45,724)
Exercise of employee stock options (0.8 million shares)/vesting of stock awards	—	(12,440)	10,020	—	—	(2,420)
Excess tax benefit from equity awards	—	11,947	—	—	—	11,947
Stock-based compensation	—	17,504	—	—	—	17,504
Cash dividends	—	—	—	—	(81,371)	(81,371)
Balance at December 31, 2014	91	414,394	(862,608)	(51,521)	1,442,082	942,438

Net income	—	—	—	—	133,046	133,046
Other comprehensive income, net of tax	—	—	—	(19,748)	—	(19,748)
Repurchase of Class A common stock (Note 11)	—	—	(164,094)	—	—	(164,094)
Exercise of employee stock options (0.7 million shares)/vesting of stock awards	—	(6,324)	9,639	—	—	3,315
Excess tax benefit from equity awards	—	4,451	—	—	—	4,451
Stock-based compensation	—	7,400	—	—	—	7,400
Cash dividends	—	—	—	—	(81,187)	(81,187)
Balance at December 31, 2015	91	419,921	(1,017,063)	(71,269)	1,493,941	825,621

Net income	—	—	—	—	143,086	143,086
Other comprehensive income, net of tax	—	—	—	(12,853)	—	(12,853)
Repurchase of Class A common stock (Note 11)	—	—	(247,208)	—	—	(247,208)
Exercise of employee stock options (1.1 million shares)/vesting of stock awards	—	159	14,148	—	—	14,307
Excess tax benefit from equity awards	—	3,840	—	—	—	3,840
Stock-based compensation	—	8,890	—	—	—	8,890
Equity component of convertible note issuance (net)	—	6,825	—	—	—	6,825
Cash dividends	—	—	—	—	(78,438)	(78,438)
Balance at December 31, 2016	$91	$439,635	$(1,250,123)	$(84,122)	$1,558,589	$664,070

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2014	2015	2016
Cash flows from operating activities:
Net income	$189,176	$133,046	$143,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,924	71,365	72,397
Japan customs expense	─	─	31,355
Foreign currency (gains)/losses	53,828	27,235	8,863
Stock-based compensation	17,504	7,400	8,890
Deferred taxes	10,399	17,362	(17,652)
Changes in operating assets and liabilities:
Accounts receivable	30,766	(2,246)	3,357
Inventories, net	(16,518)	59,652	9,801
Prepaid expenses and other	(25,167)	13,572	37,789
Other assets	(16,219)	(15,752)	(3,969)
Accounts payable	(45,953)	(4,297)	13,443
Accrued expenses	(309,180)	15,902	(33,624)
Other liabilities	(24)	(1,130)	1,527

Net cash provided by (used in) operating activities	(56,464)	322,109	275,263

Cash flows from investing activities:
Purchases of property and equipment	(101,476)	(56,622)	(50,221)
Proceeds on investment sales	27,328	11,526	18,132
Purchases of investments	(17,522)	(15,750)	(17,080)
Acquisitions	─	─	(8,692)

Net cash used in investing activities	(91,670)	(60,846)	(57,861)

Cash flows from financing activities:
Payment of cash dividends	(81,371)	(81,187)	(78,438)
Repurchase of shares of common stock	(45,724)	(164,094)	(247,208)
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(2,420)	3,315	14,307
Income tax benefit of equity awards	11,801	5,337	5,651
Payments on long-term debt	(333,803)	(35,508)	(56,151)
Payment of debt issuance costs	(5,739)	─	(6,596)
Proceeds from long-term debt	416,180	36,217	233,721

Net cash used in financing activities	(41,076)	(235,920)	(134,714)

Effect of exchange rate changes on cash	(47,528)	(24,404)	(14,796)

Net increase (decrease) in cash and cash equivalents	(236,738)	939	67,892

Cash and cash equivalents, beginning of period	525,153	288,415	289,354

Cash and cash equivalents, end of period	$288,415	$289,354	$357,246

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

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of standard cost or market, using a standard cost method which approximates the first-in, first-out method. The Company had adjustments to its inventory carrying value totaling $20.7 million and $8.0 million as of December 31, 2015 and 2016, respectively. The Company incurred a $37.9 million write-down of estimated surplus inventory primarily in the Greater China region in the third quarter of 2015 due to reduced expectations for future product sales.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2015	2016

Raw materials	$114,193	$108,276
Finished goods	151,063	141,660
	$265,256	$249,936

Adjustments to inventories consist of the following (U.S. dollars in thousands):

	2014	2015	2016

Beginning balance, adjustments to inventory carrying value	$5,934	$56,034	$20,744
Additions	77,379	38,605	24,906
Write-offs	(27,279)	(73,895)	(37,655)
Ending balance, adjustments to inventory carrying value	$56,034	$20,744	$7,995

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

Revenue recognition

Revenue is recognized when products are shipped, which is when title and risk of loss pass to the purchaser of the products. A reserve for product returns is accrued based on historical experience totaling $7.8 million and $6.1 million as of December 31, 2015 and 2016, respectively. During the years ended December 31, 2014, 2015 and 2016, the Company recorded sales returns of $83.6 million, $65.6 million and $61.2 million, respectively. The Company generally requires cash or credit card payment at the point of sale. Accounts receivable generally represents amounts due from credit card companies and are generally collected within a few days of the purchase. As such, the Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment of products and title passage to the purchaser of the products are recorded as deferred revenue. The Company's sales compensation plans generally do not provide rebates or selling discounts for purchasing its products and services. The Company classifies selling discounts and rebates, if any, as a reduction of revenue at the time the sale is recorded.

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

Advertising expenses

Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2014, 2015 and 2016 totaled $19.6 million, $11.0 million and $15.9 million, respectively.

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

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income and totaled $18.9 million, $20.1 million and $24.3 million in 2014, 2015 and 2016, respectively.

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

Uncertain tax positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2011. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2011. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2017 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2010. However, statutes in certain countries may be as long as ten years for transfer pricing related issues. Along with the IRS examination of 2011, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2014	2015	2016

Gross balance at January 1	$7,484	$5,987	$7,772
Increases related to prior year tax positions	─	1,677	185
Increases related to current year tax positions	2,700	1,119	918
Settlements	─	─	(3,369)
Decreases due to lapse of statutes of limitations	(4,106)	(667)	(252)
Currency adjustments	(91)	(344)	36
Gross balance at December 31	$5,987	$7,772	$5,290

At December 31, 2016, the Company had $5.3 million in unrecognized tax benefits of which $1.0 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2015, the Company had $7.8 million in unrecognized tax benefits of which $0.9 million, if recognized, would affect the effective tax rate. The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. There are potential changes in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation and possible completion of tax examinations; however, the Company does not anticipate that total unrecognized tax benefits will significantly change over the next 12 months.

During the years ended December 31, 2014, 2015 and 2016, the Company recognized $0.4 million, $0.4 million and $(0.8) million, respectively in interest and penalties expenses/(benefits). The Company had $1.3 million, $1.7 million and $0.9 million of accrued interest and penalties related to uncertain tax positions at December 31, 2014, 2015 and 2016, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 11).

Foreign currency translation

A significant portion of the Company's business operations occur outside of the United States. The local currency of each of the Company's Subsidiaries is considered its functional currency, except for the Company's subsidiaries in Singapore and Venezuela where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders' equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders' equity in the consolidated balance sheets and transaction gains and losses are included in other income and expense in the consolidated financial statements. Net of tax, the accumulated other comprehensive loss related to the foreign currency translation adjustments are $52.6 million (net of tax of $10.8 million), $71.6 million (net of tax of $10.9 million) and $84.7 million (net of tax of $13.4 million), at December 31, 2014, 2015 and 2016, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Classification of Venezuela as a Highly Inflationary Economy and Devaluation of Its Currency

The Company commenced operations in Venezuela in 2007, where it markets a variety of personal care and nutritional products. Total assets in Venezuela as of December 31, 2015 and 2016 are $7.9 million and zero, of which $4.3 million and zero are monetary assets in each year, respectively. The Venezuela subsidiary also had a $33.7 million and zero intercompany balance to its parent company as of December 31, 2015 and 2016, respectively, with respect to charges for inventory, commissions, license fees and service fees. The Company imports all of its products into Venezuela from the United States. Venezuela represents a very small portion of the Company's overall business with sales during 2014, 2015 and 2016 representing approximately 1.0%, 0.2% and 0.1% of the Company's overall revenue, respectively.

Since 2010, Venezuela has been considered a highly inflationary economy. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100% or more over a three-year period as well as other qualitative factors including historic inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. The functional currency in highly inflationary economies is required to be the functional currency of the entity's parent company (which for the Company's Venezuela subsidiary is the U.S. dollar), and transactions denominated in the local currency are remeasured to the functional currency. The remeasurement of bolivars into U.S. dollars creates foreign currency transaction gains or losses, which the Company includes in its consolidated statement of income.

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

As of June 30, 2014, the Company determined that it would be most appropriate for it to utilize the SICAD II rate, which was approximately 50 bolivars per U.S. dollar, as the Company had not been successful in getting approval under SICAD I and believed the SICAD II rate better reflected the rate at which the Company would be able to convert bolivars to U.S. dollars. As a result of the adoption of this rate during the three months ended June 30, 2014, the Company recorded an additional $25.3 million charge in Other Income (Expense) to reflect additional foreign currency translation losses on its net monetary assets denominated in bolivar, which is reflected in the year ended December 31, 2014.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The current operating environment in Venezuela continues to be challenging, with high inflation in the country, government restrictions on foreign exchange and pricing controls, and the possibility of the government announcing further devaluations to its currency. Currency restrictions enacted by the Venezuelan government have impacted the ability of the Company to exchange foreign currency at the official rate to pay for imported products, license fees, commissions and other service fees. The Company has been unsuccessful in obtaining U.S. dollars at the official exchange rates and under alternative exchange mechanisms. As a result, during the third quarter of 2016 the Company ceased business operations in Venezuela.

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company's current investments as of December 31, 2016 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2015 and 2016, the long-term debt fair value is $252.4 million and $497.4 million, respectively. The estimated fair value of the Company's debt is based on interest rates available for debt with similar terms and remaining maturities. The fair value of the Convertible Note is highly dependent upon the Company's stock price at the valuation date. The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Stock-based compensation

All share-based payments, including grants of stock options and restricted stock units, are required to be recognized in the Company's financial statements based upon their respective grant date fair values. The Black-Scholes option-pricing model is used to estimate the fair value of stock options. The determination of the fair value of stock options is affected by the Company's stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company uses historical volatility as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company's stock options. The fair value of the Company's restricted stock units is based on the closing market price of its stock on the date of grant less the Company's expected dividend yield. The Company recognizes stock-based compensation net of any estimated forfeitures over the requisite service period of the award.

The total compensation expense related to equity compensation plans was $17.5 million, $7.4 million and $8.9 million for the years ended December 31, 2014, 2015 and 2016, respectively. In 2014, 2015 and 2016, these amounts reflect the reversal of $4.7 million, $7.6 million and $9.6 million, respectively, for certain performance based awards that were no longer expected to vest. For the years ended December 31, 2014, 2015 and 2016, all stock-based compensation expense was recorded within general and administrative expenses.

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
Portions of the Company's Japanese yen borrowings prior to its October 2014 refinancing were designated, and were effective as, economic hedges of the net investment in its foreign operations. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on these debt instruments were included in foreign currency translation adjustments within other comprehensive income. Included in the cumulative translation adjustment are $1.4 million, zero and zero pretax net gains for the years ended December 31, 2014, 2015 and 2016, respectively, from Japanese yen borrowings.
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

Recent accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017. As the Company evaluates the impact of this ASU, the more significant changes that the Company has identified relate to the current method of accruing its loyalty points program from a cost provision method to a deferred revenue method in accordance with the new guidance. The Company is continuing to evaluate the impact this ASU, and related amendments and interpretive guidance, will have on its consolidated financial statements. The Company plans to adopt this ASU beginning in Q1 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The purpose of this ASU is to incorporate into U.S. GAAP management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued, and to provide related footnote disclosures.  This ASU was effective for the fiscal year ended December 31, 2016 and did not have a significant impact on the Company's consolidated financial statements or the accompanying disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs associated with Line-of-Credit Arrangements, was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU was effective for the fiscal year ended December 31, 2016 and did not have a significant impact on the Company's consolidated financial statements.

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

In the second half of 2016, the FASB issued ASU Nos. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, and 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The objective of these updates is to reduce the diversity in practice in the classification of certain cash receipts and cash payments, and the presentation of restricted cash within an entity's statement of cash flows, respectively.  These ASUs are effective for interim and annual fiscal periods beginning after December 15, 2017.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This guidance revises the definition of a business as it relates to acquisitions, disposals, goodwill impairments and consolidations. This ASU is effective for annual periods beginning after December 15, 2017.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This guidance simplifies the required test of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is less than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. This ASU is effective for interim and annual impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

3. Prepaid Expenses and Other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2015	2016

Deferred charges	$14,940	$9,319
Prepaid income taxes	40,407	6,799
Prepaid inventory and import costs	10,573	10,857
Prepaid rent, insurance and other occupancy costs	11,590	13,398
Prepaid promotion and event cost	4,486	4,126
Prepaid other taxes	4,146	4,778
Forward contracts	485	1,371
Deposits	1,513	1,079
Other	13,807	13,349
	$101,947	$65,076

4. Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2015	2016

Land	$33,610	$33,158
Buildings	272,208	266,436
Construction in progress(1)	7,827	31,124
Furniture and fixtures	81,274	82,194
Computers and equipment	141,079	143,014
Leasehold improvements	116,120	109,863
Scanners	11,805	10,578
Vehicles	2,207	2,090
	666,130	678,457
Less: accumulated depreciation	(211,593)	(233,725)
	$454,537	$444,732

(1)
Construction in progress includes $0.7 million and $25.8 million as of December 31, 2015 and 2016, respectively, of eligible capitalized internal-use software development costs which will be reclassified to computers and equipment when placed into service.

Depreciation of property and equipment totaled $46.5 million, $61.6 million and $60.8 million for the years ended December 31, 2014, 2015 and 2016, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Goodwill and indefinite life intangible assets:	2015	2016

Goodwill	$112,446	$114,954
Trademarks and trade names	24,599	24,599
Other indefinite lived intangibles	—	3,763
	$137,045	$143,316

	December 31, 2015		December 31, 2016
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$46,482	$33,590	$46,482	$36,624	18 years
Developed technology	22,500	17,558	22,500	18,383	20 years
Distributor network	11,598	11,096	11,598	11,598	15 years
Trademarks	2,409	879	2,592	1,011	15 years
Other	45,315	22,771	46,219	26,584	8 years
	$128,304	$85,894	$129,391	$94,200	15 years

Amortization of finite-life intangible assets totaled $8.4 million, $8.6 million and $8.4 million for the years ended December 31, 2014, 2015 and 2016, respectively. In the year ended December 31, 2015, the Company wrote-off approximately $12.0 million of fully amortized intangible assets.

The estimated annual amortization expense for each of the five succeeding fiscal years are as follows (U.S. dollars in thousands):

Year Ending December 31,

2017	$8,460
2018	8,650
2019	8,480
2020	4,160
2021	2,730

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

6. Other Assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2015	2016

Deferred taxes	$40,373	$35,752
Deposits for noncancelable operating leases	39,016	38,858
Deposit for customs assessment	35,424	—
Cash surrender value for life insurance policies	27,292	32,286
Other	23,354	29,573
	$165,459	$136,469

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

7. Accrued Expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2015	2016

Accrued sales force commissions and other payments	$166,273	$126,153
Accrued other taxes	35,922	31,748
Accrued payroll and other employee expenses	24,390	25,412
Accrued payable to vendors	40,914	28,456
Accrued royalties	9,701	4,767
Sales return reserve	7,752	6,125
Deferred revenue	6,644	13,494
Other	19,320	38,868
	$310,916	$275,023

8. Other Liabilities

Other liabilities consist of the following (U.S. dollars in thousands):

	December 31,
	2015	2016

Deferred tax liabilities	$16,177	$643
Reserve for other tax liabilities	9,463	6,264
Reserve for customs assessment	3,600	—
Liability for deferred compensation plan	33,456	36,730
Pension plan benefits reserve	4,859	5,631
Build to suit – financing obligation	10,238	9,543
Deferred rent and deferred tenant incentives	6,336	5,952
Asset retirement obligation	4,682	5,682
Other	2,069	6,354
	$90,880	$76,799

9. Long-Term Debt

Credit Agreement

On October 9, 2014, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities, and as of December 31, 2015 and 2016, the Company had an outstanding balance of $47.5 million on the revolving credit facility. Any additional amounts drawn under the revolving credit facility will bear interest at rates that will be determined in accordance with the Credit Agreement. The Credit Agreement requires that the Company maintains a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. The Company believes these covenants provide it with greater flexibility to pay dividends and repurchase stock. The Company is in compliance with its debt covenants.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The net carrying amount of the Liability Component is as follows (U.S. dollars in thousands):

December 31, 2016

Principal	$210,000
Unamortized debt discount (conversion option)	(9,622)
Total long-term debt, net	200,378
Unamortized debt discount (issuance costs)	(5,506)
Net carrying amount	$194,872

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
During the year ended December 31, 2016, the Company recognized $7.5 million in interest expense related to the Convertible Notes, which included $5.4 million of contractual interest and $2.1 million in amortization of debt issuance costs and in amortization of the Debt Discount.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company's debt facilities as of December 31, 2015 and 2016:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2015	Balance as of December 31, 2016(1)(2)	Interest Rate	Repayment terms

Credit Agreement term loan facility:

U.S. dollar denominated:	$127.5 million	$118.7 million	$108.4 million	Variable 30 day: 3.52%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	6.1 billion yen ($51.1 million as of December 31, 2015)	5.6 billion yen ($47.9 million as of December 31, 2016)	Variable 30 day: 2.75%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:

		$47.5 million	$47.5 million	Variable 30 day: 3.52%	Revolving line of credit expires October 2019.

Korean subsidiary loan:	$20.0 million	$20.0 million	$10.0 million	1.12%	Remaining balance payable on March 16, 2018.

Japan subsidiary loan:	2.0 billion yen	2.0 billion yen ($16.6 million as of December 31, 2015)	1.3 billion yen ($11.4 million as of December 31, 2016)	0.66%	Payable in semi-annual installments over three years that began on January 31, 2016.

Convertible note	$210.0 million	—	$210.0 million	4.75%	Principal amount payable on June 15, 2020.

(1)
As of December 31, 2016, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $13.5 million of the balance of its U.S. dollar denominated debt under the Credit Agreement facility, $6.0 million of the balance of its Japanese yen-denominated debt under the Credit Agreement facility, $10.0 million of the Korea subsidiary loan and $5.7 million of the Japan subsidiary loan. The Company has classified the $47.5 million borrowed under the revolving line of credit and the $10.0 million of the Korea subsidiary loan as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time as well as pay off the Korea subsidiary loan in 2017.

(2)
The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $12.8 million and debt issuance costs of $5.5 million (consisting of $15.1 million related to the Convertible Note and $3.2 million related to the credit agreement), which is not reflected in this table.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Interest expense relating to debt totaled $5.7 million, $7.9 million and $15.6 million for the years ended December 31, 2014, 2015 and 2016, respectively.

Maturities of all long-term debt at December 31, 2016, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2017	$82,727
2018	29,840
2019	112,611
2020	210,000
2021	─
Thereafter	─
Total(1)	$435,178

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $18.3 million, which is not reflected in this table.

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
As of December 31, 2015, the Company had recognized $19.9 million as the value of the New Building offset by accumulated depreciation of $0.3 million and a financing obligation in the amount of $10.6 million, net of a $9.3 million deposit paid directly to the landlord, as part of Other liabilities in its consolidated balance sheet. As of December 31, 2016, the Company had recognized $18.9 million as the value of the New Building offset by accumulated depreciation of $0.8 million and a financing obligation of $10.0 million, net of a $9.1 million deposit paid directly to the landlord, as part of other liabilities in its consolidated balance sheet.
As of December 31, 2015, the tenant incentive asset and deferred tenant incentive liability associated with the Existing Building totaled $5.6 million and $5.1 million, respectively. As of December 31, 2016, the tenant incentive asset and deferred tenant incentive liability associated with the Existing Building totaled $4.9 million and $4.5 million, respectively.
In addition to the lease arrangements described above, the Company leases office space and computer hardware under noncancelable long-term operating leases. Most leases include renewal options of at least three years.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Minimum future operating leases and financing obligations at December 31, 2016 are as follows (U.S. dollars in thousands):
Year Ending December 31,	Operating Leases	Financing Obligations

2017	$36,180	$631
2018	30,001	650
2019	21,310	670
2020	11,602	690
2021	5,997	698
Thereafter	15,127	2,502
Total minimum lease payments	$120,217	$5,841
Rent expense for operating leases totaled $52.3 million, $52.4 million, and $48.2 million for the years ended December 31, 2014, 2015 and 2016, respectively. Interest expense associated with the financing obligations was zero, $0.1 million and $0.2 million for the years ended December 31, 2014, 2015 and 2016, respectively.

11.   Capital Stock

The Company's authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share, and 100 million shares of Class B common stock, par value $.001 per share. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company's stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company's Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder.  All outstanding Class B shares have been converted to Class A shares. As of December 31, 2015 and 2016, there were no preferred or Class B common shares outstanding.

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2014	2015	2016

Basic weighted-average common shares outstanding	59,073	57,997	55,412
Effect of dilutive securities: Stock awards and options	1,814	1,060	683
Convertible note	—	—	2
Diluted weighted-average common shares outstanding	60,887	59,057	56,097

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

For the years ended December 31, 2014, 2015 and 2016, other stock options totaling 2.7 million, 1.8 million and 2.0 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The convertible note has a dilutive impact on EPS when the average market price of the Company's common stock for a given period exceeds the initial conversion price. See Note 9 for discussion of initial conversion price and conversion rate.

Repurchases of common stock

In 1998, the Company's board of directors approved a stock repurchase plan authorizing the Company to repurchase $10.0 million of its outstanding shares of Class A common stock on the open market or in private transactions. The Company's board from time to time increased the amount authorized under the 1998 stock repurchase plan, including an increase of $400.0 million announced in August 2013. In October 2015, the Company's board terminated the 1998 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500.0 million. The repurchases are used primarily for strategic initiatives and to offset dilution from the Company's equity incentive plans and from conversion of the Convertible Notes. During the years ended December 31, 2014, 2015 and 2016, the Company repurchased 0.8 million, 3.8 million and 4.5 million shares of Class A common stock for an aggregate price of $45.7 million, $164.1 million and $247.2 million, respectively. At December 31, 2016, $199.7 million was available for repurchases under the 2015 stock repurchase plan.

12. Stock–Based Compensation

At December 31, 2016, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

In April 2010, the Company's Board of Directors approved the Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (the "2010 Omnibus Incentive Plan"). This plan was approved by the Company's stockholders at the Company's 2010 Annual Meeting of Stockholders held in May 2010. The 2010 Omnibus Incentive Plan provides for granting of a variety of equity based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share based awards, performance cash, performance shares and performance units to executives, other employees, independent consultants and directors of the Company and its subsidiaries. Options granted under the 2010 Omnibus Incentive Plan are generally non-qualified stock options, but the 2010 Omnibus Incentive Plan permits some stock options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company's common stock on the stock option grant date. The contractual term of a stock option granted under the 2010 Omnibus Incentive Plan is seven years. Currently, all shares issued upon the exercise of stock options are from the Company's treasury shares. Subject to certain adjustments, 7.0 million shares were authorized for issuance under the 2010 Omnibus Incentive Plan. On June 3, 2013, the Company's stockholders approved an Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 3.2 million shares. On May 24, 2016, the Company's stockholders approved a Second Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 3.8 million shares.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company records an expense each period for the estimated amount of expense associated with the Company's projected achievement of the performance based targets. The Company recognized $5.2 million of expense, $6.4 million of income and $7.5 million of income related to these awards in 2014, 2015 and 2016, respectively. The amounts in 2014, 2015 and 2016 reflect the reversal of stock compensation for awards no longer expected to vest.

The Company has also issued other performance-based awards to a limited number of participants that similarly vest, or become eligible for vesting, upon achievement of various performance targets.

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2014	2015	2016

Weighted average grant date fair value of grants	$ 23.01	$ 16.26	$ 12.59
Risk-free interest rate(1)	1.7%	1.7%	1.4%
Dividend yield(2)	1.9%	2.1%	2.3%
Expected volatility(3)	45.4%	46.8%	47.9%
Expected life in months(4)	62 months	65 months	68 months

(1)	The risk-free interest rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.

(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.

(3)	Expected volatility is based on the historical volatility of the Company's stock price, over a period similar to the expected life of the option.

(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Options under the plans as of December 31, 2016 and changes during the year ended December 31, 2016 were as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options activity – service based
Outstanding at December 31, 2015	1,469.7	$32.85
Granted	1,465.9	34.59
Exercised	(660.2)	11.56
Forfeited/cancelled/expired	(68.4)	47.27
Outstanding at December 31, 2016	2,207.0	39.93	5.07	27,021
Exercisable at December 31, 2016	650.1	48.95	2.46	6,381

Options activity – performance based
Outstanding at December 31, 2015	3,598.7	$61.10
Granted	739.1	34.24
Exercised	(385.7)	30.47
Forfeited/cancelled/expired	(226.2)	72.74
Outstanding at December 31, 2016	3,725.9	58.23	3.45	24,970
Exercisable at December 31, 2016	900.5	31.67	0.96	14,760

Options activity – all options
Outstanding at December 31, 2015	5,068.4	$52.91
Granted	2,205.0	34.48
Exercised	(1,045.9)	18.54
Forfeited/cancelled/expired	(294.6)	66.82
Outstanding at December 31, 2016	5,932.9	51.42	4.05	51,991
Exercisable at December 31, 2016	1,550.6	38.91	1.59	21,141

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount varies based on the fair market value of the Company's stock. The total fair value of options vested was $4.2 million of expense, $2.8 million of income and $1.0 million of income, net of tax, for the years ended December 31, 2014, 2015 and 2016, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2014, 2015 and 2016, were as follows (U.S. dollars in thousands):

	December 31,
	2014	2015	2016

Cash proceeds from stock options exercised	$11,042	$13,041	$15,707
Tax benefit realized for stock options exercised	11,947	4,451	3,840
Intrinsic value of stock options exercised	17,159	12,085	30,587

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Nonvested restricted stock awards as of December 31, 2016 and changes during the year ended December 31, 2016 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value

Nonvested at December 31, 2015	662.2	$60.87

Granted	220.9	39.62
Vested	(210.3)	58.20
Forfeited	(76.4)	63.34

Nonvested at December 31, 2016	596.4	53.62

The Company recognizes stock-based compensation on a straight-line basis, except for performance based awards for which expense is recognized using a graded-attribution method if the results are materially different than the straight-line method. As of December 31, 2016, there was $16.8 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2016, there was $18.8 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.7 years.

13. Fair Value

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company's current investments as of December 31, 2016 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at December 31, 2015
	Level 1	Level 2		Level 3		Total

Financial assets (liabilities):
Cash equivalents and current investments	$47,121	$	─	$	─	$47,121
Forward contracts	─		485		─	485
Life insurance contracts	─		─		27,292	27,292
Total	$47,121		$485		$27,292	$74,898

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2016
	Level 1	Level 2		Level 3		Total

Financial assets (liabilities):
Cash equivalents and current investments	$50,307	$	─	$	─	$50,307
Other long term assets	2,782		─		─	2,782
Forward contracts	─		1,371		─	1,371
Life insurance contracts	─		─		32,286	32,286
Total	$53,089		$1,371		$32,286	$86,746

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1. Current investments include $14.4 million and $10.9 million as of December 31, 2015 and 2016, respectively, that is restricted for the Company's voluntary participation in a consumer protection cooperative in South Korea.
Forward contracts:  To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and practical. These forward contracts are valued using standard valuation formulas with assumptions about foreign currency exchange rates derived from existing exchange rates as discussed in Note 17, "Derivative Financial Instruments".

Life insurance contracts: ASC 820 preserves practicability exceptions to fair value measurements provided by other applicable GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its life insurance contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust as disclosed in Note 16, "Executive Deferred Compensation Plan".

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts	2015	2016

Beginning balance at January 1	$26,280	$27,292
Actual return on plan assets:
Relating to assets still held at the reporting date	(1,597)	2,196
Purchases and issuances	3,025	3,051
Sales and settlements	(416)	(252)
Transfers into Level 3	─	─
Ending balance at December 31	$27,292	$32,287

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

14. Income Taxes

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2014, 2015 and 2016 (U.S. dollars in thousands):

	2014	2015	2016

U.S.	$184,476	$134,473	$(19,119)
Foreign	114,031	77,486	231,958
Total	$298,507	$211,959	$212,839

The provision for current and deferred taxes for the years ended December 31, 2014, 2015 and 2016 consists of the following (U.S. dollars in thousands):

	2014	2015	2016
Current
Federal	$37,402	$6,328	$	─
State	2,095	1,483		(718)
Foreign	48,904	50,403		70,652
	88,401	58,214		69,934
Deferred
Federal	(380)	16,556		(27,171)
State	444	(674)		1,104
Foreign	20,866	4,817		25,886
	20,930	20,699		(181)
Provision for income taxes	$109,331	$78,913		$69,753

The Company's foreign taxes paid are high relative to foreign operating income and the Company's U.S. taxes paid are low relative to U.S. operating income due largely to the flow of funds among the Company's Subsidiaries around the world. As payments for services, management fees, license arrangements and royalties are made from the Company's foreign affiliates to other company affiliates or its corporate headquarters, these payments often incur withholding and other forms of tax that are generally creditable for U.S. tax purposes. Therefore, these payments lead to increased foreign effective tax rates and lower U.S. effective tax rates. Variations occur in the Company's foreign and U.S. effective tax rates from year to year depending on several factors. These factors include the impact of global transfer prices, the timing and level of remittances from foreign affiliates, profits and losses in various markets, the valuation of deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2015	2016
Deferred tax assets:
Inventory differences	$5,222	$2,521
Foreign tax credit and other foreign benefits	86,729	145,169
Stock-based compensation	13,842	11,470
Accrued expenses not deductible until paid	46,597	32,796
Foreign currency exchange	8,976	4,826
Net operating losses	10,994	9,584
Capitalized research and development	1,632	358
Exchange gains and losses	55,643	─
Other	964	1,063
Gross deferred tax assets	230,599	207,787
Deferred tax liabilities:
Foreign currency exchange	─	105
Intangibles step-up	13,607	12,107
Overhead allocation to inventory	5,101	4,820
Amortization of intangibles	18,733	19,091
Foreign outside basis in controlled foreign corporation	84,434	106,846
Other	35,257	20,572
Gross deferred tax liabilities	157,132	163,541
Valuation allowance	(49,271)	(9,137)
Deferred taxes, net	$24,196	$35,109

At December 31, 2016, the Company had foreign operating loss carryforwards of $31.3 million for tax purposes, which will be available to offset future taxable income. If not used, $9.8 million of carryforwards will expire between 2017 and 2026, while $21.5 million do not expire. A valuation allowance has been placed on foreign operating loss carryforwards of $29.8 million. In addition, the company had foreign tax credit carryforwards of $55.7 million which will expire between 2025 and 2026.  The Company uses the tax law ordering approach when determining when excess tax benefits have been realized.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The deferred tax asset valuation adjustments for the years ended December 31, 2014, 2015 and 2016 are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2014		2015		2016

Balance at the beginning of period	$10,803		$35,999		$49,271
Additions charged to cost and expenses	28,687		12,948		692
Decreases	(3,546	)(1)	(2,943	)(1)	(40,442	)(4)
Adjustments	55	(2)	3,267	(2)	(384	)(2)
Balance at the end of the period	$35,999	(3)	$49,271	(3)	$9,137

(1)	Decreases in valuation allowance due to lapse in statute of limitation of the net operating losses carryforward which had no impact to the income statement.

(2)	Represents the net currency effects of translating valuation allowances at current rates of exchange.

(3)	The increase was due primarily to the deferred tax assets created by the unrealized loss in Venezuela for which the Company set up a full valuation allowance.

(4)
Decrease in valuation allowance due to lapse in statute of limitation of the net operating losses carryforward and due to the write off of Venezuelan deferred tax assets, which had no impact to the income statement.

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2015		2016

Net current deferred tax assets	$	─	$	─
Net noncurrent deferred tax assets		40,373		35,752
Total net deferred tax assets		40,373		35,752

Net current deferred tax liabilities		─		─
Net noncurrent deferred tax liabilities		16,177		643
Total net deferred tax liabilities		16,177		643
Deferred taxes, net		$24,196		$35,109

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The actual tax rate for the years ended December 31, 2014, 2015 and 2016 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2014	2015	2016

Income taxes at statutory rate	35.00%	35.00%	35.00%
Foreign tax rate differential	─	.92	(1.98)
Non-deductible expenses	0.12	0.09	0.11
Controlled foreign corporation losses	1.48	1.09	(2.63)
Section 987 implementation	─	─	2.69
Other	0.03	0.13	(0.42)
	36.63%	37.23%	32.77%

The effective tax rate for 2015 was impacted largely due to the lower than anticipated profits in China caused by a charge to inventory.  Consequently, a deferred tax asset associated with China could not be recognized, thereby impacting the annual effective tax rate.  The year-over-year decrease in the effective tax rate for 2016 was due to a benefit for the deferred tax asset previously not recognized by China in 2015 being recognized in 2016, and other tax benefits being recognized due to ceasing business operations in Venezuela.  These benefits were partially offset by a change in tax law that was enacted in December 2016 related to the taxation of foreign currency translation gains or losses arising from qualified business units.

The cumulative amount of undistributed earnings of the Company's non-U.S. Subsidiaries held for indefinite reinvestment is approximately $50.0 million, $70.0 million and $70.0 million at December 31, 2014, 2015 and 2016, respectively. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $7.6 million.

15. Employee Benefit Plan

The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2014, 2015, and 2016 the Company matched employees' base pay up to 4% each year. The Company's matching contributions cliff vest after two years of service. The Company recorded compensation expense of $2.7 million, $2.8 million and $2.8 million for the years ended December 31, 2014, 2015 and 2016, respectively, related to its contributions to the plan. The Company may make additional discretionary contributions to the plan of up to 10% of employees' base pay. The Company's discretionary contributions vest 20% per year for an employee's first five years of service. For the years ended December 31, 2014, 2015 and 2016 the Company did not make any additional discretionary contributions.

The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $5.8 million, $4.8 million and $5.6 million as of December 31, 2014, 2015 and 2016, respectively. Although Nu Skin Japan has not specifically funded this obligation, as it is not required to do so, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.9 million, $0.7 million and $0.9 million for the years ended December 31, 2014, 2015 and 2016, respectively.

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

The Company recorded compensation expense of $0.3 million, $2.3 million and $1.5 million for the years ended December 31, 2014, 2015 and 2016, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $33.5 million and $36.7 million for the years ended December 31, 2015 and 2016, respectively, related to its contributions to the plan and is included in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a "rabbi trust" for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company's consolidated balance sheet of $27.3 million and $32.3 million for the years ended December 31, 2015 and 2016, respectively.

17. Derivative Financial Instruments

The Company enters into non-designated foreign currency derivatives, primarily comprised of foreign currency forward contracts, for which hedge accounting does not apply. The changes in the fair market value of these non-designated derivatives are included in other income/expense in the Company's consolidated statements of income. The Company uses non-designated foreign currency derivatives to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign-currency fluctuations. The fair value of the non-designated foreign currency derivatives is based on third-party quotes that management considered when determining the fair value.

As of December 31, 2016, the Company held non-designated derivative contracts with notional amounts of 11.5 billion South Korean won ($9.5 million) and 500.0 million Japanese yen, 5.8 billion South Korean won and 9.0 million Canadian dollars ($4.2 million, $4.9 million and $6.5 million, respectively) as of December 31, 2015. The fair values of these non-designated derivative contracts were zero and $0.5 million as of December 31, 2015 and 2016, respectively. The contracts held at December 31, 2016 have maturities through March 2017, and accordingly, all gains and losses on non-designated derivative contracts will be recognized in current earnings over the next 3 months.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes gains (losses) related to derivative instruments not designated as hedging instruments during the years ended December 31, 2015 and 2016 (U.S. dollars in thousands):

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income	2014	2015	2016

Foreign currency contracts	Other income (expense)	$—	$38	$39

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

As of December 31, 2016, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 1.4 billion Japanese yen ($12.0 million), and 1.9 billion Japanese yen and 15.0 million euros ($15.8 million and $16.3 million, respectively) as of December 31, 2015 to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were $0.5 million and $0.9 million as of December 31, 2015 and 2016, respectively.  The contracts held at December 31, 2016 have maturities through June 2017, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 6 months.

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the years ended December 31, 2015 and 2016 (U.S. dollars in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	Year Ended December 31,
Derivatives designated as hedging instruments:	2014	2015	2016

Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$1,578	$590	$(1,423)

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the years ended December 31, 2015 and 2016 (U.S. dollars in thousands):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Year Ended December 31,
Derivatives designated as hedging instruments:	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	2014	2015	2016

Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$2,725	$1,731	$(1,088)
Foreign currency forward contracts related to intercompany selling expense hedges	Selling expenses	$—	$397	$(1,544)

As of December 31, 2015 and 2016, there were $0.3 million and $0.6 million, respectively, of unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $71.6 million and $84.7 million as of December 31, 2015 and 2016, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.  The Company assesses hedge effectiveness at least quarterly.  During the years ended December 31, 2015 and 2016, all hedges were determined to be effective.

The Company reports its derivatives at fair value as either other current assets or accrued expenses within its consolidated balance sheet. See Note 13, "Fair Value".

18. Supplemental Cash Flow Information

Cash paid for interest totaled $5.3 million, $7.0 million and $11.6 million for the years ended December 31, 2014, 2015 and 2016, respectively. Cash paid for income taxes totaled $171.4 million, $49.8 million and $40.9 million for the years ended December 31, 2014, 2015 and 2016, respectively.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue generated in each of these regions is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
	2014	2015	2016

Greater China	$948,523	$771,667	$794,393
North Asia	782,985	686,555	692,738
South Asia/Pacific	328,388	321,971	296,758
Americas	329,027	329,668	276,590
EMEA	180,572	137,186	147,318
Total	$2,569,495	$2,247,047	$2,207,797

Revenue generated by each of the Company's product lines is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
	2014	2015	2016

Nu Skin	$1,562,595	$1,363,539	$1,308,135
Pharmanex	1,000,279	877,924	892,738
Other	6,621	5,584	6,924
Total	$2,569,495	$2,247,047	$2,207,797

Additional information as to the Company's operations in the most significant geographical areas is set forth below (U.S. dollars in thousands):

	Year Ended December 31,
Revenue:	2014	2015	2016

Mainland China	$675,082	$565,527	$610,414
South Korea	467,720	422,341	413,696
Japan	315,265	264,214	279,042
United States	230,767	243,748	201,239

	December 31,
Long-lived assets:	2015	2016

Mainland China	$110,839	$97,867
South Korea	48,702	41,545
Japan	13,587	11,517
United States	271,057	283,868

20. Commitments and Contingencies

The Company is subject to government regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and the Company's direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company's sales force is not in compliance with existing statutes, laws, rules or regulations could have a material adverse effect on the Company's operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance in all material respects with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company's financial position or results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation, investigations and other proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation, investigations and other proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

21. Dividends per Share

Quarterly cash dividends for the years ended December 31, 2015 and 2016 totaled $81.2 million and $78.4 million or $0.35 per share in all quarters of 2015 and $0.355 for all quarters of 2016. The board of directors has declared a quarterly cash dividend of $0.36 per share for all classes of common stock to be paid on March 15, 2017 to stockholders of record on February 27, 2017.

22.   Other Income (Expense), Net

Other income (expense), net was $53.7 million, $32.7 million and $18.3 million of expense in 2014, 2015 and 2016, respectively. In 2014, a $46.3 million foreign currency charge was recognized by the Company related to the impact of the devaluation of the Venezuelan currency on monetary assets and liabilities of its Venezuela entity and a charge of $7.4 million was recorded related to the prepayment of debt during the fourth quarter of 2014. In 2015, the Company recorded a charge of $10.2 million related to a new foreign exchange mechanism for Venezuela currency and incurred foreign currency translation expenses of $17.0 million. Other income (expense), net also includes $5.7 million, $7.9 million and $15.6 million in interest expense during 2014, 2015 and 2016, respectively. The Company cannot estimate the degree to which its operations will be impacted in the future, but it remains subject to these currency risks. However, the majority of these transaction losses are non-cash, non-operating losses.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

24. Acquisition

In the first quarter of 2016, the Company purchased 70% of Vertical Eden, LLC, an early-stage company in the warehouse growing market, based in Alpine, Utah, for $3.3 million in cash and contingent consideration valued at $1.5 million. The purchase of Vertical Eden includes specialized technology in remote programming and management of the entire crop growing cycle.  As a result of this acquisition, the Company recorded approximately $4.4 million of intangible assets which are being amortized over the useful lives of 3 to 7 years. The Company has also recorded $2.5 million of goodwill. Due to the insignificance of the transaction to the Company's consolidated financial statements, the Company has not separately presented the $2.1 million non-controlling interest related to this acquisition, but has included it in other liabilities and has included the net income (loss) attributable to the non-controlling interest in other income (expense).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Nu Skin Enterprises, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2017

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2016, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There was no change during the fiscal quarter ended December 31, 2016 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end, except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. "Business" of this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. N/A

3.	Exhibits. References to the "Company" shall mean Nu Skin Enterprises, Inc. Unless otherwise noted, the SEC file number for exhibits incorporated by reference is 001‑12421.

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

4.3
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

10.3
Investment Agreement, by and among the Company and Ping An ZQ China Growth Opportunity Limited, dated as of June 14, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed August 5, 2016).

*#10.4	Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2015.

#10.5	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2006).

#10.6	Amendment to the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 5, 2013).

#10.7
Form of Master Stock Option Agreement (2006 Plan) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed November 9, 2006).

#10.8
Form of Master Stock Option Agreement (2006 Plan Performance Option (U.S.)) (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

#10.9
Form of Master Stock Option Agreement for Directors (2006 Plan) (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

#10.10
Form of Director Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

#10.11
Form of Master Restricted Stock Unit Agreement (2006 Plan) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed November 9, 2006).

#10.12	Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan ("2010 Plan") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2010).

#10.13	Form of 2010 Plan U.S. Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.14	Form of 2010 Plan U.S. Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.15
Form of 2010 Plan U.S. Performance Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.16
Form of 2010 Plan U.S. Performance Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.17
Form of 2010 Plan Director Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed August 9, 2010).

#10.18
Form of 2010 Plan Director Restricted Stock Unit Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed August 9, 2010).

#10.19
Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan ("Amended & Restated 2010 Plan") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2013).

#10.20
Form of Amended & Restated 2010 Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.21
Form of Amended & Restated 2010 Plan Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

*#10.22	Form of Amended & Restated 2010 Plan Performance Stock Option Grant Agreement.

*#10.23	Form of Amended & Restated 2010 Plan Performance Restricted Stock Unit Grant Agreement.

#10.24
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

#10.26
Second Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan ("Second Amended and Restated 2010 Plan") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 24, 2016).

*#10.27	Form of Second Amended & Restated 2010 Plan Stock Option Grant Agreement.

*#10.28	Form of Second Amended & Restated 2010 Plan Restricted Stock Unit Grant Agreement.

*#10.29	Form of Second Amended & Restated 2010 Plan Performance Stock Option Grant Agreement.

*#10.30	Form of Second Amended & Restated 2010 Plan Performance Restricted Stock Unit Grant Agreement.

*#10.31	Form of Second Amended & Restated 2010 Plan Director Stock Option Grant Agreement.

*#10.32	Form of Second Amended & Restated 2010 Plan Director Restricted Stock Unit Grant Agreement.

*#10.33	Form of Second Amended & Restated 2010 Plan Foreign Director Stock Option Grant Agreement.

*#10.34	Form of Second Amended & Restated 2010 Plan Foreign Director Restricted Stock Unit Grant Agreement.

#10.35
Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.36
Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed November 4, 2016).

#10.37
Employment Agreement, effective as of April 16, 2015, between the Company and Joseph Y. Chang (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 20, 2015).

#10.38
Settlement and Release Agreement dated October 14, 2015 between the Company and Daniel R. Chard (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 16, 2015).

*#10.39	Form of Key Employee Covenants.

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

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

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2017.

                       NU SKIN ENTERPRISES, INC.

By:	/s/M. Truman Hunt
M. Truman Hunt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2017.

Signatures	Capacity in Which Signed

/s/ Steven J. Lund	Executive Chairman of the Board
Steven J. Lund

/s/ M. Truman Hunt	President, Chief Executive Officer and Director
M. Truman Hunt	(Principal Executive Officer)

/s/ Ritch N. Wood	Chief Financial Officer
Ritch N. Wood	(Principal Financial Officer and Accounting Officer)

/s/ Nevin N. Andersen	Director
Nevin N. Andersen

/s/ Daniel W. Campbell	Director
Daniel W. Campbell

/s/ Andrew D. Lipman	Director
Andrew D. Lipman

/s/ Neil H. Offen	Director
Neil H. Offen

/s/ Thomas R. Pisano	Director
Thomas R. Pisano

/s/ Zheqing Shen	Director
Zheqing Shen

/s/ Edwina D. Woodbury	Director
Edwina D. Woodbury