Form 10-Q
period 2017-03-31
NU SKIN ENTERPRISES INC
filed 2017-05-04
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
(Address of principal executive offices, including zip code)
(801) 345-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of April 30, 2017, 52,840,388 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2017

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$335,578	$357,246
Current investments	11,759	10,880
Accounts receivable	28,838	31,199
Inventories, net	251,947	249,936
Prepaid expenses and other	77,717	65,076
	705,839	714,337

Property and equipment, net	450,607	444,732
Goodwill	114,954	114,954
Other intangible assets, net	61,678	63,553
Other assets	161,338	136,469
Total assets	$1,494,416	$1,474,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,076	$41,261
Accrued expenses	253,359	275,023
Current portion of long-term debt	99,482	82,727
	394,917	399,011

Long-term debt	329,001	334,165
Other liabilities	82,913	76,799
Total liabilities	806,831	809,975

Commitments and contingencies (Note 11)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	449,762	439,635
Treasury stock, at cost – 37.7 million and 38.0 million shares	(1,251,788)	(1,250,123)
Accumulated other comprehensive loss	(74,771)	(84,122)
Retained earnings	1,564,291	1,558,589
	687,585	664,070
Total liabilities and stockholders' equity	$1,494,416	$1,474,045

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Revenue	$499,099	$471,831
Cost of sales	111,266	137,869

Gross profit	387,833	333,962

Operating expenses:
Selling expenses	209,008	195,559
General and administrative expenses	132,563	130,254

Total operating expenses	341,571	325,813

Operating income	46,262	8,149
Other income (expense), net	(4,567)	(2,863)

Income before provision for income taxes	41,695	5,286
Provision for income taxes	14,206	1,970

Net income	$27,489	$3,316

Net income per share (Note 2):
Basic	$0.52	$0.06
Diluted	$0.51	$0.06

Weighted-average common shares outstanding (000s):
Basic	52,678	55,955
Diluted	54,057	56,411

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$27,489	$3,316

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $(222) and $(2,451), respectively	9,695	5,589
Net unrealized gains (losses) on foreign currency cash flow hedges, net of taxes of $213 and $931, respectively	(387)	(1,690)
Reclassification adjustment for realized losses (gains) in current earnings, net of taxes of $(24) and $(66), respectively	43	120
	9,351	4,019

Comprehensive income	$36,840	$7,335

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$27,489	$3,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,625	16,945
Equity method earnings	(104)	—
Japan customs expense	—	31,355
Foreign currency losses	791	2,411
Stock-based compensation	3,929	2,447
Deferred taxes	4,522	3,668
Changes in operating assets and liabilities:
Accounts receivable	3,269	4,254
Inventories, net	2,340	(6,906)
Prepaid expenses and other	(12,088)	(68,479)
Other assets	(2,023)	2,361
Accounts payable	(125)	4,607
Accrued expenses	(26,282)	5,128
Other liabilities	1,984	(3,823)

Net cash provided by (used in) operating activities	21,327	(2,716)

Cash flows from investing activities:
Purchases of property and equipment	(15,928)	(10,942)
Proceeds on investment sales	4,188	3,902
Purchases of investments	(4,716)	(4,538)
Acquisitions	—	(3,300)
Investment in equity investee	(12,600)	—

Net cash used in investing activities	(29,056)	(14,878)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	164	2,271
Payments on long-term debt	(17,830)	(15,308)
Payment of cash dividends	(18,987)	(19,840)
Income tax benefit of equity awards	—	3,402
Proceeds from long-term debt	25,000	23,721
Repurchases of shares of common stock	(6,816)	(20,006)

Net cash used in financing activities	(18,469)	(25,760)

Effect of exchange rate changes on cash	4,530	4,087

Net decrease in cash and cash equivalents	(21,668)	(39,267)

Cash and cash equivalents, beginning of period	357,246	289,354

Cash and cash equivalents, end of period	$335,578	$250,087

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1. THE COMPANY

Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. Over the last several years, the Company has introduced new Pharmanex nutritional supplements and Nu Skin personal care products under its ageLOC anti-aging brand. The Company reports revenue from seven segments:  Mainland China; South Korea; South Asia/Pacific, which consists of Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; Americas, which consists of the United States, Canada and Latin America; Japan; Hong Kong/Taiwan; and Europe, Middle East and Africa ("EMEA"), which consists of several markets in Europe as well as Israel, Russia, Ukraine and South Africa (the Company's subsidiaries operating in these countries in each segment are collectively referred to as the "Subsidiaries").

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 2017, and for the three-month periods ended March 31, 2017 and 2016. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2016 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

2. NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2017 and 2016, stock options of 0.8 million and 2.6 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3. DIVIDENDS PER SHARE

In February 2017, the Company's board of directors declared a quarterly cash dividend of $0.36 per share.  This quarterly cash dividend of $19.0 million was paid on March 15, 2017 to stockholders of record on February 27, 2017.  In May 2017, the Company's board of directors declared a quarterly cash dividend of $0.36 per share to be paid on June 14, 2017 to stockholders of record on May 26, 2017.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

As of March 31, 2017, the Company did not hold any non-designated derivative contracts. As of March 31, 2016, the Company held non-designated derivative contracts with notional amounts of 500 million Japanese yen ($4.4 million) and 5.8 billion Korean won ($5.0 million). Gains and losses related to non-designated derivative contracts are recorded as part of Other Income (Expense).

The following table summarizes gains (losses) related to derivative instruments not designated as hedging instruments during the three-month periods ended March 31, 2017 and 2016 (U.S. dollars in thousands):

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended
		March 31,
		2017	2016

Foreign currency contracts	Other income (expense)	$ (485)	$ (4)

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

As of March 31, 2017, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 2.3 billion Japanese yen ($20.6 million), compared to 3.9 billion Japanese yen and 12.0 million euros ($34.6 million and $13.7 million, respectively) as of March 31, 2016, to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were $0.3 million and $2.0 million as of March 31, 2017 and 2016, respectively.  The contracts held at March 31, 2017 have maturities through April 2018, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 13 months.

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the three-month periods ended March 31, 2017 and 2016 (U.S. dollars in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	Three Months Ended
	March 31,
Derivatives designated as hedging instruments:	2017	2016

Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$ (387)	$ (1,690)

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three-month periods ended March 31, 2017 and 2016 (U.S. dollars in thousands):

Derivatives designated as hedging instruments:	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Three Months Ended
March 31,
		2017	2016

Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$ (25)	$ (78)
Foreign currency forward contracts related to intercompany selling expense hedges	Selling expenses	$ (41)	$ (107)

As of March 31, 2017 and December 31, 2016, there were $0.2 million and $0.6 million, respectively, of unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $75.0 million and $84.7 million as of March 31, 2017 and December 31, 2016, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.  The Company assesses hedge effectiveness at least quarterly.  During the three months ended March 31, 2017 and 2016, all hedges were determined to be effective.

The Company reports its derivatives at fair value as either other current assets or accrued expenses within its consolidated balance sheet. See Note 13 Fair Value.

5. REPURCHASES OF COMMON STOCK

During the three-month periods ended March 31, 2017 and 2016, the Company repurchased 0.1 million and 0.6 million shares of its Class A common stock under its open market stock repurchase plan for $6.8 million and $20.0 million, respectively.  As of March 31, 2017, $192.9 million was available for repurchases under the Company's open market stock repurchase plan.

6. SEGMENT INFORMATION

As a result of the Company's management changes in the first quarter of 2017, the Company concluded that the Chief Operating Decision Maker, as defined in ASC 280 is now comprised of the CEO, President and CFO. This change required the Company to reevaluate its determination of operating segments. The Company's operating segments are based on geographic regions that generate revenue and hold its long-lived assets. The Company sells and distributes its products through a global network of customers and sales leaders in approximately 50 markets. The Company has divided these markets into seven operating segments, which are the Company's reportable segments: Mainland China, Hong Kong/Taiwan, South Korea, Japan, South Asia/Pacific, Americas and EMEA. The seven reportable segments generate revenue from the sale of personal care products and nutritional supplements under the Nu Skin and Pharmanex brands, have similar business characteristics and align with how the CODM function began assessing performance and allocating resources in the first quarter of 2017.

Profitability by segment as reported under US GAAP is driven primarily by the Company's international taxation policies. Segment contribution, which is the Company's segment profitability metric presented in the table below, excludes certain intercompany charges, specifically royalties, license fees, transfer pricing, discrete charges and other miscellaneous items. These charges have been included in Corporate and other expenses. Corporate and other expenses also include costs related to the Company's executive and administrative offices, information technology, research and development, marketing and supply chain functions not recorded at the segment level.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The accounting policies of the segments are the same as those described in Note 1 – The Company. The Company evaluates the performance of its segments based on revenue and segment contribution. Each segment records direct expenses related to its employees and its operations.

Summarized financial information for the Company's reportable segments is shown in the following tables. Asset information is not reviewed or included with the Company's internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

Revenue by Segment

	Three Months Ended March 31,
(U.S. dollars in thousands)	2017	2016

Mainland China	$150,004	$118,655
South Korea	82,471	86,118
South Asia/Pacific	69,798	63,578
Americas	65,658	65,748
Japan	61,156	65,091
Hong Kong/Taiwan	35,948	40,056
EMEA	34,064	32,585
Total	$499,099	$471,831

Segment Contribution

	Three Months Ended March 31,
(U.S. dollars in thousands)	2017	2016

Mainland China	$35,427	$18,301
South Korea	24,512	24,057
South Asia/Pacific	13,980	12,453
Americas	10,096	10,472
Japan	12,426	12,047
Hong Kong/Taiwan	5,083	8,358
EMEA	1,791	347
Total segment contribution	103,315	86,035
Corporate and other	(57,053)	(77,886)
Operating income	46,262	8,149
Other income (expense)	(4,567)	(2,863)
Income before provision for income taxes	$41,695	$5,286

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Depreciation and Amortization

	Three Months Ended March 31,
(U.S. dollars in thousands)	2017	2016

Mainland China	$3,971	$4,027
South Korea	1,632	1,641
South Asia/Pacific	563	563
Americas	530	659
Japan	880	893
Hong Kong/Taiwan	302	564
EMEA	272	304
Corporate and other	9,475	8,294
Total	$17,625	$16,945

Capital Expenditures

	Three Months Ended March 31,
(U.S. dollars in thousands)	2017	2016

Mainland China	$903	$4,900
South Korea	448	270
South Asia/Pacific	183	277
Americas	251	278
Japan	76	739
Hong Kong/Taiwan	606	228
EMEA	193	465
Corporate and other	13,268	3,785
Total	$15,928	$10,942

Revenue by Major Market

A major market is defined as one with total revenue greater than 10% of consolidated total revenue.  As shown in the revenue by segment table above, the Company identified three major markets: Mainland China, South Korea and Japan. There are approximately 50 other markets, each of which individually is less than 10%. No single customer accounted for 10% or more of net sales for the periods presented.  Sales are recorded in the jurisdiction in which the transactions occurred.

Revenue by Product Line

	Three Months Ended March 31,
(U.S. dollars in thousands)	2017	2016

Nu Skin	$301,873	$289,989
Pharmanex	196,103	180,714
Other	1,123	1,128
Total	$499,099	$471,831

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Long-Lived Assets by Major Market
A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company's country of domicile (the U.S.). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the U.S. consist primarily of property, plant and equipment, including the Company's corporate offices and distribution facilities. Long-lived assets by major markets are set forth below:

(U.S. dollars in thousands)	March 31, 2017	December 31, 2016

United States	$289,228	$283,868
Mainland China	95,458	97,867
South Korea	44,280	41,545
Japan	11,250	11,517
All others	10,391	9,935
Total	$450,607	$444,732

7. GOODWILL

During the first quarter of 2017, the Company realigned its operational segments and reporting structure to reflect how the business will be managed going forward. As part of this realignment, the Company divided its single operating segment into seven geographical reporting segments. The Company's reporting units for goodwill are its operating segments, which are also its reportable segments. As a result of the segment changes, the historical goodwill of $115.0 million was allocated to the seven reportable segments.

The following table presents goodwill allocated to the Company's reportable segments for the periods ended March 31, 2017 and December 31, 2016 (U.S. dollars in thousands):

	March 31, 2017	December 31, 2016(1)

Mainland China	$32,179	$32,179
South Korea	29,261	29,261
South Asia/Pacific	18,537	18,537
Americas	9,449	9,449
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
EMEA	2,875	2,875
Total	$114,954	$114,954

 (1) Goodwill was recast to reflect current period presentation by geographic region at December 31, 2016.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

8. INVENTORY
Inventories consist of the following (U.S. dollars in thousands):

	March 31, 2017	December 31, 2016

Raw materials	$104,177	$108,276
Finished goods	147,770	141,660
	$251,947	$249,936

9. DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.  As of March 31, 2017 and December 31, 2016, the Company had net deferred tax assets of $31.7 million and $35.1 million, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter.  Other than earnings the Company intends to reinvest indefinitely, the Company accrues for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, the Company accrues the applicable foreign income taxes. The Company intends to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that the Company has indefinitely reinvested, for which no federal or state income taxes in the U.S. have been provided, aggregate to $70.0 million as of December 31, 2016. If the amount designated as indefinitely reinvested as of December 31, 2016 was repatriated to the United States, the amount of incremental taxes would be approximately $7.6 million.

10. UNCERTAIN TAX POSITIONS
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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11. COMMITMENTS AND CONTINGENCIES

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

12. DEBT

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

Convertible Note

On June 16, 2016, the Company issued $210.0 million of convertible senior notes (the "Convertible Notes") in a private offering to a Chinese investor (the "Holder"). The Convertible Notes are senior unsecured obligations which will rank equal in right of payment to all senior unsecured indebtedness of the Company, and will rank senior in right of payment to any indebtedness that is contractually subordinated to the Convertible Notes. Interest on the Convertible Notes is payable semiannually in arrears on June 15 and December 15 of each year at a rate of 4.75% per annum.

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

Of the $210.0 million in proceeds received from the issuance of the Convertible Notes, $199.1 million was allocated to long-term debt (the "Liability Component") and $10.9 million was allocated to additional paid-in capital (the "Equity Component") within the Company's consolidated balance sheet. The Liability Component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The amount allocated to the Equity Component, which represents the conversion option, was calculated by deducting the fair value of the Liability Component from the par value of the Convertible Notes. The Company determined that the conversion option does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company's own stock and would be classified in stockholders' equity if freestanding. The Equity Component will not be remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Liability Component over its carrying amount (the "Debt Discount") will be amortized to interest expense over the term of the Convertible Notes. As a result, the Liability Component will be accreted up to the Convertible Notes' $210.0 million face value, resulting in additional non-cash interest expense being recognized within the Company's consolidated statement of income. The effective interest rate on the Convertible Notes is approximately 7.1% per annum.
The net carrying amount of the Liability Component is as follows (U.S. dollars in thousands):

March 31, 2017

Principal	$210,000
Unamortized debt discount (conversion option)	(9,003)
Total long-term debt, net	200,997
Unamortized debt discount (issuance costs)	(5,152)
Net carrying amount	$195,845

The net carrying amount of the Liability Component was recorded to long-term debt within the Company's consolidated balance sheet.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

During the three months ended March 31, 2017, the Company recognized $3.5 million in interest expense related to the Convertible Notes, which included $2.5 million of contractual interest and $1.0 million in amortization of debt issuance costs and in amortization of the Debt Discount.
The following table summarizes the Company's debt facilities as of March 31, 2017 and December 31, 2016:
Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2017(1)(2)	Balance as of December 31, 2016	Interest Rate	Repayment terms

Credit Agreement term loan facility:

U.S. dollar denominated:	$127.5 million	$105.2 million	$108.4 million	Variable 30 day: 3.73%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	5.4 billion yen ($48.8 million as of March 31, 2017)	5.6 billion yen ($47.9 million as of December 31, 2016)	Variable 30 day: 2.76%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:

		$72.5 million	$47.5 million	Variable 30 day: 3.73%	Revolving line of credit expires October 2019.

Korea subsidiary loan:	$20.0 million	—	$10.0 million	1.12%	Loan paid in full as of March 2017.

Japan subsidiary loan:	2.0 billion yen	1.0 billion yen ($9.0 million as of March 31, 2017)	1.3 billion yen ($11.4 million as of December 31, 2016)	0.66%	Payable in semi-annual installments over three years that began on January 31, 2016.

Convertible note:	$210.0 million	$210.0 million	$210.0 million	4.75%	Principal amount payable on June 15, 2020.

(1)
As of March 31, 2017, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $14.3 million of the balance of its U.S. dollar denominated debt under the Credit Agreement facility, $6.7 million of the balance of its Japanese yen-denominated debt under the Credit Agreement facility and $6.0 million of the Japan subsidiary loan. The Company has classified the $72.5 million borrowed under the revolving line of credit as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)
The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $11.9 million and debt issuance costs of $5.2 million (consisting of $14.2 million related to the Convertible Note and $2.9 million related to the credit agreement), which is not reflected in this table.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

13. FAIR VALUE

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company's current investments as of March 31, 2017 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at March 31, 2017
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$37,947	$—	$—	$37,947
Other long-term assets	3,557	—	—	3,557
Forward contracts	—	339	—	339
Life insurance contracts	—	—	34,024	34,024
Total	$41,504	$339	$34,024	$75,867

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$50,307	$—	$—	$50,307
Other long-term assets	2,782	—	—	2,782
Forward contracts	—	1,371	—	1,371
Life insurance contracts	—	—	32,286	32,286
Total	$53,089	$1,371	$32,286	$86,746

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts

Beginning balance at January 1, 2017	$32,286
Actual return on plan assets:
Relating to assets still held at the reporting date	1,535
Purchases and issuances	314
Sales and settlements	(111)
Transfers into Level 3	—
Ending balance at March 31, 2017	$34,024

14. ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017. As the Company evaluates the impact of this ASU, the more significant changes that the Company has identified relate to the current method of accruing its loyalty points program from a cost provision method to a deferred revenue method in accordance with the new guidance. The Company is continuing to evaluate the impact this ASU, and related amendments and interpretive guidance, will have on its consolidated financial statements. The Company plans to adopt this ASU beginning in the first quarter of 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This guidance requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. This ASU was effective for the Company beginning on January 1, 2017. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The objective of this update was to simplify several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes related to share-based compensation, the related classification in the statement of cash-flows, and accounting for share award forfeitures. This ASU was effective for the Company beginning on January 1, 2017.  As required by the adoption of this new guidance, the Company recognized excess tax benefits of $0.8 million in the provision for income taxes as a discrete item during the quarter ended March 31, 2017.  Prior to January 1, 2017, excess tax benefits were recognized in equity.  As permitted, the Company elected to classify excess tax benefits as an operating activity in the Statement of Cash Flows instead of as a financing activity on a prospective basis and did not retroactively adjust prior periods.  As also permitted by the new guidance, beginning January 1, 2017 the Company has elected to account for share award forfeitures as they occur.  Previously, share-based compensation expense was recorded net of estimated forfeitures.  A cumulative adjustment of $2.8 million was recorded to retained earnings and additional paid-in capital as of January 1, 2017.  Prior periods were not retroactively adjusted.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

15. COST OF SALES

In April 2017, the Tokyo High Court issued a ruling on a dispute between the Company and the customs authorities in Japan. The High Court affirmed the Tokyo District Court's February 2016 decision upholding previous customs assessments related to the importation of several of the Company's products into Japan during 2010. The High Court's decision applies only to imports that occurred during 2010; the Company's appeal regarding imports during the other time periods in the dispute is still pending with the High Court. The Company intends to appeal the High Court's decision to the Japan Supreme Court.

As previously disclosed, the Company already recorded a charge of $31.4 million to cost of sales in the first quarter of 2016, when the District Court issued its decision. This was a non-cash item because the Company was previously required to pay the assessments. This charge represents the full amount that was disputed, including assessments for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the date of the District Court's decision.

16. ACQUISITION AND INVESTMENT IN EQUITY INVESTEE

Vertical Eden, LLC

In the first quarter of 2016, the Company purchased 70% of Vertical Eden, LLC, an early-stage company in the warehouse growing market, based in Alpine, Utah, for $3.3 million in cash and contingent consideration valued at $1.5 million. The purchase of Vertical Eden includes specialized technology in remote programming and management of the entire crop growing cycle.  As a result of this acquisition, the Company has recorded approximately $4.4 million of intangible assets which are being amortized over the useful lives of 3 to 7 years. The Company has also recorded $2.5 million of goodwill. Due to the insignificance of the transaction to the Company's consolidated financial statements, the Company has not separately presented the $2.1 million non-controlling interest related to this acquisition, but has included it in other liabilities and has included the net income (loss) attributable to the non-controlling interest in other income (expense).

Treviso, LLC

On February 28, 2017, the Company purchased a 35% membership interest in Treviso, LLC, which owns a manufacturing company, for a purchase price of $21.0 million and a possible earnout of $1.0 million. The purchase price included $12.6 million in cash and $8.4 million in the Company's stock (169,560 shares based on the closing stock price of $49.54 per share on February 28, 2017).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, and other financial items; statements of management's expectations and beliefs regarding our markets; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits or investigations; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our subsequent reports.

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016, and our other reports filed with the Securities and Exchange Commission through the date of this report.

Overview

Revenue for the three-month period ended March 31, 2017 increased 6% to $499.1 million when compared to the same prior-year period, with foreign currency fluctuations negatively impacting revenue approximately 1%. Sales Leaders decreased 1% and Customers increased 2% compared to the prior-year period.

Our revenue for the first quarter of 2017 reflects continued growth in Mainland China, our largest segment by revenue, where revenue increased 26% over the first quarter of 2016. We also continue to see success in Sales Leader social media initiatives, especially in certain markets of our South Asia/Pacific, Americas and EMEA segments.

Earnings per share for the first quarter of 2017 were $0.51 compared to $0.06 in the prior-year period, or $0.42 in the prior-year period excluding a non-cash expense of $31.4 million associated with the February 2016 Japan customs ruling that is discussed in Note 15 to the consolidated financial statements contained in this report. Excluding the Japan customs expense, the increase in earnings per share primarily reflects the increased revenue in 2017 and lower weighted-average shares outstanding in 2017. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

We anticipate difficult year-over-year comparisons in the second and third quarters of 2017, as limited-time offers in the second and third quarters of 2016 generated approximately $106 million and $56 million in sales, respectively. This includes approximately $65 million generated by a limited-time offer of our ageLOC Me customized skin care system in our Mainland China segment and approximately $35 million generated by a limited-time offer of our ageLOC Youth nutritional supplement in our South Asia/Pacific segment during the second quarter of 2016, and approximately $49 million generated by a limited-time offer of a local variation of ageLOC Youth in our South Korea segment during the third quarter of 2016.

Segment Results

Effective as of the first quarter of 2017, we report our business in seven segments to reflect our current management approach. The following table sets forth revenue for the three-month periods ended March 31, 2017 and 2016 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Change

Mainland China	$150,004	$118,655	26%
South Korea	82,471	86,118	(4%)
South Asia/Pacific	69,798	63,578	10%
Americas	65,658	65,748	—
Japan	61,156	65,091	(6%)
Hong Kong/Taiwan	35,948	40,056	(10%)
EMEA	34,064	32,585	5%
Total	$499,099	$471,831	6%

The table below sets forth segment contribution for the three-month periods ended March 31, 2017 and 2016 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 6 to the consolidated financial statements contained in this report.

	Three Months Ended March 31,
	2017	2016	Change

Mainland China	$35,427	$18,301	94%
South Korea	24,512	24,057	2%
South Asia/Pacific	13,980	12,453	12%
Americas	10,096	10,472	(4%)
Japan	12,426	12,047	3%
Hong Kong/Taiwan	5,083	8,358	(39%)
EMEA	1,791	347	416%

The following table provides information concerning the number of Customers and Sales Leaders as of March 31, 2017 and 2016.  "Customers" are persons who have purchased products directly from the Company during the three months ended as of the date indicated. "Sales Leaders" are independent distributors, and sales employees and independent marketers in China, who achieve certain qualification requirements.

	As of March 31, 2017		As of March 31, 2016
Region:	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	176,000	19,100	142,000	16,900
South Korea	189,000	8,000	208,000	8,800
South Asia/Pacific	116,000	6,900	110,000	6,800
Americas	172,000	6,200	164,000	6,900
Japan	132,000	6,400	145,000	7,000
Hong Kong/Taiwan	70,000	3,900	77,000	4,800
EMEA	125,000	4,100	112,000	3,800
Total	980,000	54,600	958,000	55,000

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. Foreign currency fluctuations negatively impacted revenue 7% in Mainland China during the three-month period ended March 31, 2017 compared to the prior-year period. Sales Leaders and Customers in Mainland China increased 13% and 24%, respectively, compared to the prior-year quarter.

We sold ageLOC Me on a limited basis during March 2017, with general availability beginning in April 2017. The increases in our revenue, Sales Leaders and Customers reflect favorable responses to our sales compensation and promotional incentives in this market, including the limited introduction of ageLOC Me.

The increase in segment contribution primarily reflects higher revenue in 2017 while the segment's general and administrative expenses remained relatively stable.

South Korea. Foreign currency fluctuations positively impacted revenue 4% in South Korea during the three-month period ended March 31, 2017 compared to the prior-year period. Sales Leaders and Customers in South Korea each decreased 9% compared to the prior-year period. We believe the decline in revenue was driven by the reduction in Sales Leaders, as our initiatives did not generate significant Sales Leader activity. We also believe the political and economic environment in South Korea is negatively impacting our performance in this market.

South Asia/Pacific. Foreign currency fluctuations negatively impacted revenue 1% in our South Asia/Pacific segment during the three-month period ended March 31, 2017 compared to the prior-year period. Sales Leaders and Customers in the segment increased 2% and 6%, respectively, compared to the prior year.

We made ageLOC Me generally available for purchase in certain markets of this region during the first quarter of 2017. We believe the increases in revenue, Sales Leaders and Customers reflect favorable  responses by Sales Leaders to the ageLOC Me launch and promotional incentives, as well as successful Sales Leader social media initiatives in certain markets of the region.

The increase in segment contribution primarily reflects higher revenue in 2017, with expenses increasing approximately proportionally.

Americas. Foreign currency fluctuations impacted revenue less than 1% in the Americas segment during the three-month period ended March 31, 2017 compared to the prior-year period. Sales Leaders decreased 10% and Customers increased 5% in the Americas segment compared to the prior-year period. We believe our business in this segment is beginning to stabilize after several quarters of softness. Our revenue in the United States in the first quarter of 2017 increased 4% over the prior-year period. This increase was offset by declines in Canada and our closing of business operations in Venezuela in the third quarter of 2016.

Japan. Foreign currency fluctuations positively impacted revenue 1% in Japan during the three-month period ended March 31, 2017 compared to the prior-year period. Sales Leaders and Customers in Japan each decreased 9% compared to the prior-year period. The declines in revenue, Sales Leaders and Customers continued to reflect a challenging regulatory environment and softness in this market.

Hong Kong/Taiwan. Foreign currency fluctuations positively impacted revenue 3% in our Hong Kong/Taiwan segment during the three-month period ended March 31, 2017 compared to the prior-year period. Sales Leaders and Customers in the segment decreased 19% and 9%, respectively, compared to the prior-year period. We believe the decline in revenue was driven by the significant reduction in Sales Leaders as fewer people were selling our products.

The decrease in segment contribution reflects lower revenue in 2017, with selling expenses remaining relatively even and general and administrative expenses increasing due in part to higher labor expenses from hiring additional personnel. Our selling expenses for the quarter and the prior-year quarter are impacted by the number of Sales Leaders qualifying for promotional incentives.

EMEA. Foreign currency fluctuations negatively impacted revenue 2% in our EMEA segment during the three-month period ended March 31, 2017 compared to the prior-year period. Sales Leaders and Customers in the segment increased 8% and 12%, respectively, compared to the prior-year period. The growth in this segment reflects continued success of Sales Leader social media initiatives in certain markets of the region.

The increase in segment contribution reflects decreased duties and customs and decreased general and administrative expenses in the segment.

Consolidated Results

Revenue

Revenue for the three-month period ended March 31, 2017 increased 6% to $499.1 million, compared to $471.8 million in the prior-year period. For a discussion and analysis of this increase in revenue, see "Overview" and "Segment Results," above.

Gross profit

Gross profit as a percentage of revenue was 77.7% for the first quarter of 2017 and 70.8% in the same prior-year period. This year-over-year increase was primarily driven by the non-cash Japan customs expense of $31.4 million in the first quarter of 2016 that is discussed in Note 15 to the consolidated financial statements contained in this report. Excluding this expense, gross profit as a percentage of revenue for the first quarter of 2016 was 77.4%. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

Selling expenses

Selling expenses as a percentage of revenue increased to 41.9% for the three-month period ended March 31, 2016 from 41.5% for the same period in 2016.

General and administrative expenses

General and administrative expenses increased to $132.6 million in the first quarter of 2017 compared to $130.3 million in the prior-year period. As a percentage of revenue, general and administrative expenses decreased to 26.6% for the three-month period ended March 31, 2016 from 27.6% for the same period in 2016, reflecting higher revenue in 2017 and relatively stable general and administrative expenses.

Other income (expense), net

Other income (expense), net for the three-month period ended March 31, 2017 was $4.6 million of expense compared to $2.9 million of expense for the same period in 2016. The increase in expense primarily reflects an increase in interest expense due to the convertible notes that we issued in the second quarter of 2016.

Provision for income taxes

Provision for income taxes for the three-month period ended March 31, 2017 was $14.2 million, compared to $2.0 million for the same period in 2016. The effective tax rate was 34.1% of pre-tax income during the three-month period ended March 31, 2017 compared to 37.3% in the same prior-year period. The decrease in the effective tax rate reflects a benefit that was recorded due to the new accounting standard for stock-based compensation in the first quarter of 2017.  Our effective tax rate for the first quarter of 2016 was also higher due to reduced income before taxes resulting from the Japan customs expense that is discussed in Note 15 to the consolidated financial statements contained in this report.

Net income

As a result of the foregoing factors, net income for the first quarter of 2017 was $27.5 million compared to $3.3 million in the prior-year period, or $23.4 million in the prior-year period excluding Japan customs expense of $31.4 million ($20.1 million, net of tax). Net income excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first quarter of 2017, we generated $21.3 million in cash from operations compared to a net outflow of $2.7 million in cash from operations during the prior-year period. The increase in cash flow from operations reflects fewer inventory purchases compared to the prior-year period, as our next significant product launch is scheduled for the second half of 2017. Our negative cash flow from operations in the first quarter of 2016 primarily reflected (1) the payment of significant accruals as of the end of 2015, particularly commissions based on limited-time offers during December 2015; and (2) payments to build up inventory for planned product launches in 2016.

As of March 31, 2017, working capital was $310.9 million, compared to $315.3 million as of December 31, 2016. Cash and cash equivalents, including current investments, as of March 31, 2017 and December 31, 2016 were $347.3 million and $368.1 million, respectively.

Capital expenditures in the first quarter of 2017 were $15.9 million, and we anticipate additional capital expenditures of approximately $45 million for the remainder of 2017. Our 2017 capital expenditures are primarily related to:

• the expansion and upgrade of facilities in our various markets; and

•	purchases and expenditures for computer systems and equipment, software, and application development.

In June 2016, we issued $210.0 million principal amount of convertible 4.75% senior notes, due 2020 (the "Convertible Notes") to Ping An ZQ China Growth Opportunity Limited ("Ping An ZQ") at face value. Net proceeds on the issuance of the Convertible Notes were $203 million.  We used the proceeds for repurchasing common stock throughout the remainder of 2016. The Convertible Notes are senior unsecured obligations of the Company and rank equal in right of payment to all senior unsecured indebtedness of the Company. Interest on the Convertible Notes is payable semiannually in cash on June 15 and December 15, and the Convertible Notes mature on June 15, 2020, subject to earlier conversion. Although the stated interest rate on the Convertible Notes is 4.75%, interest on this debt is expensed on our income statement at a rate of approximately 7.1%, reflecting the amortization of a debt discount resulting from approximately $6.3 million in issuance costs and approximately $10.9 million of the principal amount that is allocated to equity due to the conversion option. As of December 2016, the Convertible Notes became convertible at the holder's discretion at a conversion rate of 21.5054 per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of $46.50 per share), in each case subject to customary anti-dilution adjustments. As of April 30, 2017, the conversion price remained at $46.50 per share. Upon conversion, we intend to settle the Convertible Notes in cash with respect to the principal amount of Convertible Notes converted and any accrued and unpaid interest to such date, and in shares of our common stock with respect to any additional amounts.

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

Our Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent, provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years ending in October 2019. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of March 31, 2017, we had debt pursuant to the Credit Agreement of $226.5 million, which includes an additional $25.0 million borrowed under the revolving credit facility during the first quarter of 2017 for general corporate purposes. See Note 12 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement and other debt.

Our board of directors has approved a stock repurchase plan authorizing us to repurchase up to $500 million of our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for strategic initiatives and to offset dilution from our equity incentive plans and from conversion of the Convertible Notes. During the first quarter of 2017, we repurchased approximately 0.1 million shares of Class A common stock under this plan for $6.8 million. At March 31, 2017, $192.9 million was available for repurchases under the stock repurchase plan.

In February 2017, our board of directors declared a quarterly cash dividend of $0.36 per share. This quarterly cash dividend of $19.0 million was paid March 15, 2017 to stockholders of record on February 27, 2017. In May 2017, our board of directors declared a quarterly cash dividend of $0.36 per share to be paid on June 14, 2017 to stockholders of record on May 26, 2017. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of March 31, 2017 and December 31, 2016, we held $347.3 million and $368.1 million, respectively, in cash and cash equivalents, including current investments.  These amounts include $315.2 million and $283.5 million as of March 31, 2017 and December 31, 2016, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain countries as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends and intercompany charges for products, use of intangible property, and corporate services. Some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of March 31, 2017, we had $149.2 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash. However, in recent months, the Chinese government has placed limits on the permitted amount of intercompany lending, which has slowed our ability to access cash in that market. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Except for partial indefinite reinvestment in two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

We currently believe that existing cash balances, future cash flows from operations and existing lines of credit will be adequate to fund our cash needs on both a short- and long-term basis. The majority of our historical expenses have been variable in nature, and as such, a potential reduction in the level of revenue would reduce our cash flow needs. In the event that our current cash balances, future cash flow from operations and current lines of credit are not sufficient to meet our obligations or strategic needs, we would consider raising additional funds in the debt or equity markets or restructuring our current debt obligations. Additionally, we would consider realigning our strategic plans, including a reduction in capital spending, stock repurchases or dividend payments.

Contingent Liabilities

Please refer to Note 11 to the consolidated financial statements contained in this report for information regarding our contingent liabilities.

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended March 31, 2017.

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

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, a significant portion of which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries' primary markets is considered the functional currency with the exception of our Asia product-distribution subsidiary in Singapore. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the large portion of our business derived from outside of the United States, any strengthening of the U.S. dollar negatively impacts reported revenue and profits, whereas a weakening of the U.S. dollar positively impacts our reported revenue and profits. Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition. During 2015 and 2016, the strengthening of the U.S. dollar against other currencies significantly impacted our financial results.

Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2017, we did not hold any non-designated mark-to-market forward derivative contracts to hedge foreign-currency-denominated intercompany positions or third-party foreign debt. As of March 31, 2016 we held non-designated mark-to-market forward derivative contracts to hedge foreign-currency-denominated intercompany positions or third-party foreign debt with notional amounts of 5.8 billion South Korean won and 500 million Japanese yen ($5.0 million and $4.4 million, respectively, as of March 31, 2016). Gains and losses related to non-designated derivative contracts are recorded as part of Other Income (Expense). In addition, as of March 31, 2017, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.3 billion Japanese yen ($20.6 million) to hedge forecasted foreign-currency-denominated intercompany transactions, compared to 3.9 billion Japanese yen and 12.0 million euros ($34.6 million and $13.7 million, respectively, as of March 31, 2016) as of March 31, 2016. Because of our foreign exchange contracts at March 31, 2017, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

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

The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expense for the three months ended March 31, 2017 and 2016 (U.S. dollars in thousands):

	Quarter Ended March 31,
	2017	2016

Revenue	$499,099	$471,831

Gross profit	$387,833	$333,962
Japan customs expense	—	31,355
Gross profit, excluding Japan customs expense	$387,833	$365,317

Gross profit as a % of revenue	77.7%	70.8%

Gross profit, excluding Japan customs expense, as a % of revenue	77.7%	77.4%

The following is a reconciliation of net income and diluted earnings per share, as reported, to net income and diluted earnings per share excluding Japan customs expense for the three months ended March 31, 2017 and 2016 (U.S. dollars in thousands, except per share amounts):
	Quarter Ended March 31,
	2017	2016

Net income	$27,489	$3,316
Japan customs expense	—	31,355
Tax effect of Japan customs expense	—	(11,257)
Net income, excluding Japan customs expense	$27,489	$23,414

Diluted earnings per share	$0.51	$0.06

Diluted earnings per share, excluding Japan customs expense	$0.51	$0.42

Diluted weighted-average common shares outstanding (000s)	54,057	56,411

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the 2016 fiscal year. Except as discussed below, there have been no material developments concerning the matters discussed in that report.

In April 2017, the Tokyo High Court issued a ruling in our dispute with the customs authorities in Japan. The High Court affirmed the Tokyo District Court's February 2016 decision upholding previous customs assessments related to the importation of several of our products into Japan during 2010. The High Court's decision applies only to imports that occurred during 2010; our appeal regarding imports during the other time periods in the dispute is still pending with the High Court. We intend to appeal the High Court's decision to the Japan Supreme Court. As previously disclosed, we already recorded a charge of $31.4 million to cost of sales in the first quarter of 2016, when the District Court issued its decision. This was a non-cash item because we were previously required to pay the assessments. This charge represents the full amount that was disputed, including assessments for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the date of the District Court's decision.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a negative material effect on our consolidated financial position, results of operations or liquidity.

Please refer to Notes 11 and 15 to the consolidated financial statements contained in this report and to our discussion set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the 2016 fiscal year for additional information regarding our legal proceedings.

ITEM 1A.  RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2016 fiscal year.

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

Except in Mainland China, members of our sales force are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of joining our sales force. These risks associated with improper claims may increase as our sales force makes increased use of social selling channels. We implement strict policies and procedures to ensure our sales force complies with legal requirements. However, given the size of our sales force, we experience problems from time to time. For example, product claims made by some of our sales force in 1990 and 1991 led to a United States Federal Trade Commission ("FTC") investigation that resulted in our entering into a consent agreement with the FTC and various agreements with state regulatory agencies. In addition, rulings by the South Korean Federal Trade Commission and by judicial authorities against us and other companies in South Korea indicate that vicarious liability may be imposed on us for the criminal activity of our sales force. We have also seen an increase in the use of social media by our sales force, and an increase in sales aids and promotional material produced by our sales force in some markets, increasing the burden on us to monitor compliance of such materials, and increasing the risk that such materials could contain problematic claims in violation of our policies and applicable regulations. As we expand internationally, our sales force often attempts to anticipate which markets we will open in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines, suspensions or other legal action if our sales force violates applicable laws and regulations, and our reputation and brand could be negatively impacted.

If we are unable to retain our existing sales force and recruit additional people to join our sales force, our revenue will not increase and may even decline.

Our products are primarily marketed by our sales force and we depend on them to generate virtually all of our revenue. Our sales force may terminate their services at any time, and like most direct selling companies, we experience relatively high turnover among our sales force from year to year. People who join our company to purchase our products for personal consumption or for short-term income goals frequently only stay with us for a short time. Sales Leaders who have committed time and effort to build a sales organization will generally stay for longer periods. Our sales force has highly variable levels of training, skills and capabilities. To increase our revenue, we must increase the number of and/or the productivity of our sales force.

We have experienced periodic declines in both Sales Leaders and Customers in the past and could experience such declines again in the future. Our ability to retain our Sales Leaders and Customers could be affected as our sales force makes increased use of social selling channels, which may allow them to more easily engage their consumers and sales network in other opportunities. If our initiatives do not drive growth in both Sales Leaders and Customers, our operating results could be harmed. While we take many steps to help train, motivate and retain our sales force, we cannot accurately predict how the number and productivity of our sales force may fluctuate because we rely primarily upon our Sales Leaders to find new consumers, and to find, train and develop new Sales Leaders. Our operating results could be harmed if we and our Sales Leaders do not generate sufficient interest in our business and its products to retain and motivate our existing sales force and attract new people to join our sales force.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On February 28, 2017, we entered into an agreement to purchase a 35% interest in a manufacturing entity for cash and 169,560 shares of our Class A Common Stock. This sale was a privately negotiated transaction in reliance on Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 – 31, 2017	—		—	$199.7
February 1 – 28, 2017	—		—	$199.7
March 1 – 31, 2017	136,917	$49.76	136,917	$192.9
Total	136,917	$49.76	136,917

(1)
In October 2015, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500.0 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number Description

3.1	Fourth Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 10, 2017).
10.1	Employment Letter Agreement with Mark H. Lawrence (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 9, 2017).
10.2	Leave of Absence Agreement with M. Truman Hunt.
31.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2017

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)